Form 10-Q
period 1995-03-31
UTAH MEDICAL PRODUCTS INC
filed 1995-05-15
CIK 706698

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-Q

                  Quarterly Report under Section 13 or 15(d) of
                     The Securities Exchange Act of 1934


For quarter ended:  March 31, 1995   Commission File No.  0-11178

                        UTAH MEDICAL PRODUCTS, INC.
           (Exact name of Registrant as specified in its charter)

         UTAH                                       87-0342734
 (State or other jurisdiction                       IRS Employer
incorporation or organization)                 Identification No.


                             7043 South 300 West
                             Midvale Utah 84047
                   (Address of principal executive offices)


Registrant's telephone number:(801) 566-1200



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares outstanding of the registrant's common stock as of May 12, 1995: 9,785,135

                         UTAH MEDICAL PRODUCTS, INC.
                            INDEX TO FORM 10-Q

                                                                  PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

    Balance Sheets as of March 31, 1995 and
    December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . 1

    Statements of Operations for the three
    months ended March 31, 1995 and March 31, 1994  . . . . . . . . 3

    Statements of Cash Flows for the three
    months ended March 31, 1995 and March 31, 1994  . . . . . . . . 5

    Notes to Financial Statements . . . . . . . . . . . . . . . . . 6


  Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations . . . . . . . . . 7


PART II - OTHER INFORMATION

  Item 6.  Exhibits and reports on Form 8-K . . . . . . . . . . .  12


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements


                        UTAH MEDICAL PRODUCTS, INC.
                   BALANCE SHEETS AS OF MARCH 31, 1995 AND
                            DECEMBER 31, 1994
                               (unaudited)

ASSETS                              MARCH 31,         DECEMBER 31,
                                      1995                1994
- ------                           --------------       -------------
CURRENT ASSETS:
Cash                             $ 4,187,291          $ 1,579,121
Investments                        5,148,636            5,572,048
Accounts receivable - net          5,402,509            6,389,357
Accrued interest and other           245,811              213,030
Inventories                        3,906,877            4,023,939
Prepaid expenses                     313,779              113,173
Deferred income taxes                390,788              390,941
                                  __________          ___________
Total current assets              19,595,691           18,281,609

PROPERTY AND EQUIPMENT - NET       8,208,263            8,137,248

INTANGIBLE ASSETS - NET              867,913              946,326
                                 ___________          ___________

TOTAL                            $28,671,867          $27,365,183
                                 ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
Accounts payable                 $   1,532,711        $  1,821,302
Accrued expenses:
  Payroll and payroll taxes            878,180           1,000,946
  Income taxes payable                 751,045               7,074
  Other                                252,463             495,517
Deferred revenue                        85,600              85,600
                                 _____________        ____________

Total current liabilities            3,499,999           3,410,439

DEFERRED REVENUE                       236,955             258,204

DEFERRED INCOME TAXES                  365,412             256,220
                                 _____________        ____________

Total liabilities                   4,102,366           3,924,863

                                 _____________        ____________
STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par
  value; authorized -
  5,000,000 shares; no shares
  issued or outstanding
Common stock - $.01 par value;
  authorized - 50,000,000
  shares; issued - March 31,
  1995, 9,919,303 shares -
  December 31, 1994, 9,993,559
  shares                               99,193              99,935
Unrealized loss on investments
  available-for-sale, net of tax      (36,199)            (101,815)
Retained earnings                  24,506,507           23,442,200
                                 _____________        _____________

Total stockholders' equity         24,569,501           23,440,320
                                 _____________        _____________

TOTAL                            $ 28,671,867         $ 27,365,183
                                 =============        =============

(see notes to financial statements)

                        UTAH MEDICAL PRODUCTS, INC.
               STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                  ENDED MARCH 31, 1995 AND MARCH 31, 1994
                                (unaudited)

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                      1995                  1994
                                  ____________          ___________

NET SALES                         $ 9,754,041           $ 9,357,530

COST OF SALES                       5,382,678             5,184,487
                                  ____________          ___________

GROSS MARGIN                        4,371,363             4,173,043
                                  ____________          ___________

EXPENSES:

Selling, general and
    administrative                  1,422,878             1,450,593
Research & development                417,337               331,875
                                  ____________          ___________

Total                               1,840,215             1,782,468
                                  ____________          ___________

INCOME FROM OPERATIONS              2,531,148             2,390,575

OTHER INCOME                          269,646               172,752
                                  ____________          ___________

INCOME BEFORE INCOME TAX EXPENSE    2,800,794             2,563,327

INCOME TAX EXPENSE                    980,277               909,981
                                  ____________          ___________

NET INCOME                        $ 1,820,517           $ 1,653,346
                                  ===========           ===========

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE         $      0.18           $    0.15
                                  ===========           ===========

EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION          $      0.18           $    0.15
                                  ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES     10,069,086            10,973,188
                                  ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ASSUMING FULL DILUTION    10,069,086            10,973,188
                                  ===========           ===========

(see notes to financial statements)

                      UTAH MEDICAL PRODUCTS, INC.
                       STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                             (unaudited)

                                                MARCH 31,
                                          1995             1994
                                      ____________       ____________

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                            $ 1,820,517        $ 1,653,346
                                      ____________       ____________
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation and amortization         408,678            289,480
    Provision for losses on
      accounts receivable                   5,621              2,000
    Deferred income taxes                  74,013             50,622
    Loss on disposal of assets              5,171                  -
    Tax benefit attributable to
      exercise and disposition of
      of incentive stock options
      and stock purchase rights            18,978              1,333
Changes in operating assets and
  liabilities:
    Accounts receivable - trade           981,226            106,136
    Accrued interest and
      other receivables                   (32,780)           (57,878)
    Inventories                           117,062           (378,297)
    Prepaid expenses                     (200,606)            22,577
    Accounts payable                     (288,591)           121,471
    Accrued expenses                      378,152            447,861
    Deferred revenue                      (21,249)           (21,400)
                                      ____________        ___________

Total adjustments                       1,445,675            583,905
                                      ____________        ___________

Net cash provided by
    operating activities                3,266,192          2,237,251
                                      ____________        ___________

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    OB Tech acquisition                         -          (500,000)
    Property and equipment               (384,335)         (230,599)
    Intangible assets                      (7,754)          (22,213)
Purchases of investments                 (500,000)       (1,160,943)
Proceeds from sale of
    Investments                         1,010,000         1,573,448
                                      ___________         ___________
Net cash provided by (used in)
     investing activities                 117,911           (340,307)
                                      ___________         ___________

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of
     common stock                         105,148             42,362
Common stock purchased and retired       (881,081)        (1,656,276)
                                      ___________         ___________

Net cash used in financing activities    (775,933)        (1,613,914)
                                      ___________         ___________

NET INCREASE IN CASH                    2,608,170            283,030

CASH AT BEGINNING OF PERIOD             1,579,121            830,724
                                      ___________         ___________

CASH AT END OF PERIOD                 $ 4,187,291         $ 1,113,754
                                      ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid during the period for:
    Income taxes                      $   143,436         $    82,563

(see notes to financial statements)

                       UTAH MEDICAL PRODUCTS, INC.
                      NOTES TO FINANCIAL STATEMENTS
                               (unaudited)

(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Utah Medical Products, Inc. ("UTMD", or "the Company") annual report on form 10 K for the year ended December 31, 1994. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.

(2) Inventories at March 31, 1995 and December 31, 1994 consisted of the following:

                                March 31,               December 31,
                                  1995                      1994
                                ---------               ------------
        Finished goods          $ 823,751               $  789,924
        Work in process           792,562                  822,102
        Raw materials           2,290,564                2,411,913
                               ----------               ----------
          Total                $3,906,877               $4,023,939

(3)     The Company adopted SFAS No. 115 Accounting for Certain
Investments in Debt and Equity Securities in 1994. All investments are classified as available-for-sale, and resulting adjustments are included in the accompanying financial statements.

(4) In January 1995, the Company entered into two new purchase and distribution agreements with Baxter Healthcare Corporation. The new agreements supersede previous agreements with Baxter and are designed to increase the predictability of orders and to lower administrative costs for both companies.

(5)     Events subsequent to March 31, 1995:

     On May 5, 1995, the Company announced that it will build a manufacturing facility in Athlone, Ireland. The capital commitment, which will be funded from current cash, is $4 million. The new facility will be ready for production in early 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

     a)     Overview

     First quarter (1Q) 1995 revenues were up 4.2% from 1Q 1994, while
net income increased 10.1% over the same period.   Net income growth
out-paced revenue growth due to higher gross and operating margins, as well as higher non-operating income.

     Margin improvements demonstrate that the Company continues to be successful at reducing and controlling costs. Higher non-operating income was due more to 1Q of 1994 being unusually low than 1Q of 1995 being exceptionally strong.

     Earnings per share (EPS) continue to benefit from the Company's share repurchase program. EPS in 1Q 1995 grew 20.0% compared with 1Q 1994.

     b)     Revenues

     UTMD divides revenues into three product-line categories: 1) critical care, which is comprised primarily of components used in invasive blood pressure monitoring, but also includes components for PTCA inflation pressure monitoring and intercranial pressure monitoring, as well as respiratory products; 2) obstetrics, which is comprised mainly of devices for monitoring intrauterine pressure during labor and delivery, although to a lesser extent electrodes for fetal heart rate monitoring as well as other labor and delivery supplies; and 3) gynecology, currently limited to an electrosurgery system used in a procedure called LETZ. In these three areas, UTMD's primary products sold in the U.S.: 1) are the accepted standard of care, 2) enjoy a number one or number two market share, and 3) have important product features protected by patents.

     Critical care product revenues represented 58% of total revenue in 1Q 1995, compared with 57% of 1Q 1994 revenue, an increase of 4%. In the U.S., this is a mature business dominated by two large suppliers, Baxter and Abbott. About a third of the blood pressure monitoring market is for the disposable pressure transducer (DPT) and accessories which UTMD manufactures and two thirds is for catheters. UTMD does not presently make or sell the catheters. Overseas, the market is much more fragmented with DPT's still growing in acceptance. UTMD's Baxter OEM revenue (all of which are included in the critical care category) represented about 66% of critical care revenue (about 38% of total revenues), and grew by 7% in 1Q 1995 over 1Q 1994. Sales of critical care products in 1Q 1995 were $5,662,000, compared with $5,459,000 in 1Q 1994. Sales to Baxter in 1Q 1995 were $3,743,000 compared to $3,490,000 in 1Q 1994.

     The obstetrics revenue category grew 7% in 1Q 1995 over the same quarter of 1994 and represented 36% of total sales. Market acceptance for electronic intrauterine pressure (IUP) monitoring continues to expand. Fetal monitoring sales have been dominated by INTRAN, UTMD's sensor tipped intrauterine pressure catheter. Sales of obstetrics products in 1Q 1995 were $3,498,000 compared to $3,269,000 in 1Q 1994.

     The third category, gynecology products, currently limited to electrosurgical generators and disposable loop electrodes required to perform a cervical neoplasia loop excision procedure called "LETZ", declined 6% in 1Q 1995 from 1Q 1994, and represented 6% of total revenues. Despite the decline, this product line remains a very profitable and promising area of focus for the Company. LETZ product sales in 1Q 1995 were $594,000 compared to $630,000 in 1Q 1994.
UTMD's success and estimated number one market share position with LETZ is due to our ability to provide equipment that is custom designed for that important gynecological procedure.

     First quarter 1995 foreign sales were $2,562,000 compared to $2,203,000 in 1Q 1994. Practically all international sales have been critical care products, for which sales the Company has relied heavily on the efforts of other medical device companies. Critical care products represented 96% of international sales in 1Q 1995 compared to 95% in 1Q 1994.

     UTMD believes it has substantial sales potential for its products in international markets, and therefore plans to continue to commit its resources to international business expansion.

     c)     Gross Profit

     Gross margins (profit after subtracting costs of manufacturing products from revenues) in 1Q 1995, were 44.8% compared to 44.6% in 1Q
1994.   The slight improvement in 1Q 1995 is primarily due to a
difference in product mix relative to 1Q 1994. Because of anticipated faster sales growth in the obstetrics and gynecology product lines, which have higher margins relative to UTMD's other products, and because of more sales productivity from its directly employed sales representatives, the Company foresees continued gross margin improvements.

     d)     Income from Operations

     Operating profit, or income from operations, is the profit achieved after subtracting operating expenses from gross profit.

     As a percentage of sales, operating expenses declined to 18.8% in 1Q 1995 compared to 19.0% in 1Q 1994. Operating expenses for 1Q, in dollars, were up 3% in 1995 from 1994. Despite the modest increase, the portion allocated to R&D was up 26% relative to 1Q 1994. Evidence that R&D efforts over the recent past have been productive is becoming apparent, as UTMD has received three FDA 510(k) concurrences in the first four months of 1995. In contrast to R&D, 1Q 1995 selling, general and administrative (SG&A) expenses were less than the amounts spent in 1994. Due to costs associated with the planned 1995 product launches of Cordguard, Liberty and Lumin (a product which will improve gynecologic surgeons' ability to reliably perform certain minimally invasive procedures), along with adding direct sales reps to replace certain distributors, operating expenses will likely increase as a percentage of sales, particularly in the second half of the year. The Company intends to manage its operating expenses to a level consistent with past years.

     First quarter 1995 R&D expenses were 4.2% of sales compared to
3.5 in 1994. The increase in R&D expenses was offset by a decrease in SG&A expenses to 14.6% of sales in 1Q 1995 from 15.5% of sales in 1994. First quarter 1995 income from operations was $2,531,000 compared to $2,391,000 in 1Q 1994. First quarter 1995 operating margins were 25.9% compared to 25.5% for the same quarter in 1994.

     e)     Non-operating Income

     Non-operating income, or other income, for UTMD includes principally royalties from licensing UTMD's technology to other companies, interest and capital gains from investing the Company's cash, and gains from the sale of other assets. Non operating income increased nearly $100,000 in 1Q 1995 from 1Q 1994. First quarter 1994 other income was much lower than that for the other quarters of 1994. Average 1994 quarterly other income was $229,000. The increase in 1Q 1995 non-operating income from the average of $229,000 achieved per quarter in 1994 was due primarily to interest and dividends on slightly higher average cash and investment balances at higher interest rates.

     f)     Net Income and EPS

     Net income, which is retained by the Company to internally finance UTMD's EPS growth, divided by average accumulated shareholders' equity during the period, is return on shareholders' equity (ROE). This ratio determines how fast the Company can afford to grow without any external financing. ROE in 1Q 1995 (annualized) was 30%, and has averaged 30% the last 7 years. It is management's objective to maintain ROE in excess of the 25% per annum EPS growth target so that UTMD can afford to grow at least at a 25% rate without diluting its shareholders' interests. External equity financing would only be considered if an exceptional business growth opportunity presented itself that would allow long term increased EPS at the same time that the number of shares are also expanded.

     After income taxes, 1Q 1995 net income was $1,820,517, compared to $1,653,346 in 1Q 1994. The effective income tax rate in 1Q 1995 was 35.0% compared to 35.5% in 1Q 1994. Period to period fluctuations in the tax rate result from the use of a foreign sales corporation starting in mid-1992 and differing balances in tax-exempt securities investments.

     Fully diluted 1Q 1995 EPS were up 20.0% to $.18 compared to $.15 in 1Q 1994. First quarter 1995 ending weighted average number of common shares assuming full dilution (the number used to calculate
EPS) were 10,069,086 shares compared to 10,973,188 in 1Q 1994. Actual outstanding common shares as of March 31, 1995 were 9,919,303.

     g)     Cash Flows

     Cash and investments balances were $9.3 million at the end of 1Q 1995, an increase of $2.2 million from December 31, 1994. The increase was achieved despite continuation of the share repurchase program which used $881,000 during the quarter. Although this is a substantial sum, it is about half of the $1.66 million used for share repurchase in 1Q 1994, and just 41% of the $2.13 million per quarter used, on average, during 1994.

     Cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $3,266,192 in 1Q 1995, up from $2,237,251 in 1Q 1994. Apart from net income, which contributed over half of the 1Q 1995 total, a decrease of nearly $1 million in accounts receivable was responsible for a major portion of the improvement compared to 1Q 1994.

     Cash of $384,335 was used for capital expenditures in property
and equipment.   Net purchases and sales of investments provided
$510,000 to 1Q 1995 cash.

     Capital expenditures for property and equipment during 1Q were made, in part, in automation of key assembly operations, new product tooling and equipment, and in implementing a new computer system at the end of the quarter.

     First quarter 1995 financing activities used cash of $778,933, compared to $1,613,914 in the same period of 1994. Stock repurchases continued to comprise the largest use of cash from all categories. The Company repurchased its own common stock during 1Q 1995 in the amount of $881,000, down from $1,656,000 used in 1Q 1994. To the end of 1Q 1995, UTMD had spent about $17.6 million in repurchasing 2,168,000 of its common shares since November 1992. In 1Q 1995, the Company more than doubled, to $105,000, the amount received from issuing stock (on exercise of employee options), compared to 1Q 1994. The Company did not enter into any long term debt agreements.

     Management believes that current cash balances plus future income from operations will provide the liquidity needed to finance growth plans. In addition to the capital expenditures outlined above, UTMD plans to use cash during the remainder of 1995 for construction of a manufacturing plant in Ireland, for continued share repurchases and for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings.

Other

     On January 26, 1995, the Board of Directors approved stock option awards representing a total of 165,000 shares to 77 employees. Of this total, 68,000 were awarded to senior management. An objective of the ongoing share repurchase program is to reduce or eliminate any dilutive effect that may result from awarding employee stock options.



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     a)     Exhibits:

            Exhibit 27.  Financial Data Schedule

     b)     Reports on Form 8-K:  None




SIGNATURES

          Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UTAH MEDICAL PRODUCTS, INC.
                              REGISTRANT





Date:May 12, 1995             By:/s/Kevin L. Cornwell
                              Kevin L. Cornwell
                              President and CEO



Date:May 12, 1995             By:/s/Kevin L. Cornwell
                              Kevin L. Cornwell
                              Secretary and CFO