Form 10-Q/A
period 1995-03-31
UTAH MEDICAL PRODUCTS INC
filed 1995-05-15
CIK 706698

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-Q/A
                                 (Amendment no. 1)

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

SIGNATURES

          Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                              UTAH MEDICAL PRODUCTS, INC.
                              REGISTRANT





Date:May 15, 1995             By:/s/Kevin L. Cornwell
                              Kevin L. Cornwell
                              President and CEO



Date:May 15, 1995             By:/s/Kevin L. Cornwell
                              Kevin L. Cornwell
                              Secretary and CFO