Form 10-Q
period 1995-06-30
UTAH MEDICAL PRODUCTS INC
filed 1995-08-14
CIK 706698

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For quarter ended: June 30, 1995             Commission File No. 0-11178
                                                                 -------




                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------

             (Exact name of Registrant as specified in its charter)


                  UTAH                                      87-0342734
     -----------------------------------------------------------------

     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                              7043 South 300 West
                              Midvale, Utah  84047
                        --------------------------------

                     Address of principal executive offices


Registrant's telephone number:          (801) 566-1200
                                        --------------



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days.      Yes  X     No



  The number of shares outstanding of the registrant's common stock as of August 8, 1995: 9,816,551
         ---------

                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------


                               INDEX TO FORM 10-Q
                               ------------------





PART I - FINANCIAL INFORMATION                                PAGE
                                                              ----


Item 1.  Financial Statements

  Balance Sheets as of June 30, 1995
  and December 31, 1994                                          3

  Statements of Operations for the three and six months
  ended June 30, 1995 and June 30, 1994                          4

  Statements of Cash Flows for the six months ended
  June 30, 1995 and June 30, 1994                                5

  Notes to Financial Statements                                  6


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations       7

PART II - OTHER INFORMATION
  Item 4.  Submission of Matters to a Vote of Security Holders   10

  Item 6.  Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                       10

            PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL
STATEMENTS

                     UTAH MEDICAL PRODUCTS, INC.
                     ---------------------------

               BALANCE SHEETS AS OF JUNE 30, 1995 AND
               --------------------------------------

                          DECEMBER 31, 1994
                          -----------------

                             (unaudited)
ASSETS                                                 JUNE 30, 1995  DECEMBER 31, 1994
------                                                 -------------  -----------------           --------

CURRENT ASSETS:
Cash                                                   $ 5,258,318    $ 1,579,121
Investments                                              4,923,609      5,572,048
Accounts receivable - net                                5,304,169      6,389,357
Inventories                                              3,711,865      4,023,939
Prepaid expenses                                           181,881        113,173
Other current assets                                       281,039        213,030
Deferred income taxes                                      422,010        390,941
                                                       ------------   ------------

Total current assets                                    20,082,891     18,281,609

PROPERTY AND EQUIPMENT - NET                             8,332,323      8,137,248

INTANGIBLE ASSETS - NET                                    797,887        946,326
                                                       ------------   ------------


TOTAL                                                  $29,213,101    $27,365,183
                                                       ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------


CURRENT LIABILITIES:
Accounts payable                                       $ 1,791,560    $ 1,821,302
Accrued expenses:
  Payroll and payroll taxes                                944,681      1,000,946
  Other                                                    334,405        502,591
Deferred revenue                                            85,600         85,600
                                                       ------------   ------------

Total current liabilities                                3,156,246      3,410,439

DEFERRED REVENUE                                           215,706        258,204

DEFERRED INCOME TAXES                                      289,595        256,220
                                                       ------------   ------------


Total liabilities                                        3,661,547      3,924,863
                                                       ------------   ------------


STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value; authorized-5,000,000
  shares; no shares issued or outstanding                       --             --
Common stock - $.01 par value; authorized - 50,000,000
  shares; issued - June 30, 1995, 9,806,344 shares
  December 31, 1994, 9,993,559 shares                       98,063         99,935
Unrealized loss on investments
  available-for-sale, net of tax                                --       (101,815)
Retained earnings                                       25,453,491     23,442,200
                                                       ------------   ------------

Total stockholders' equity                              25,551,554     23,440,320
                                                       ------------   ------------

TOTAL                                                  $29,213,101    $27,365,183

see notes to financial statements

                               UTAH MEDICAL PRODUCTS, INC.
                               ---------------------------

                  STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
                  -----------------------------------------------------

                          ENDED JUNE 30, 1995 AND JUNE 30, 1994
                          -------------------------------------

                                       (unaudited)
                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                           ---------------------------   --------------------------

                                                    JUNE 30,                      JUNE 30,
                                           ---------------------------   --------------------------

                                               1995          1994            1995          1994
                                           ------------  ------------    ------------  ------------

NET SALES                                   $10,711,974   $10,110,800    $20,466,015   $19,468,330

COST OF SALES                                 5,706,955     5,599,235     11,089,633    10,783,722
                                           ------------- -------------   -----------   -----------


GROSS MARGIN                                  5,005,019     4,511,565      9,376,382     8,684,608
                                           ------------- -------------   -----------   -----------


EXPENSES:

Selling, general and administrative           1,605,968     1,560,181      3,028,846     3,010,774
Research & development                          454,256       410,906        871,591       742,781
                                           ------------- -------------   -----------   -----------


Total                                         2,060,224     1,971,087      3,900,437     3,753,555
                                           ------------- -------------   -----------   -----------


INCOME FROM OPERATIONS                        2,944,795     2,540,478      5,475,945     4,931,053

OTHER INCOME                                    271,240       223,711        540,885       396,463
                                           ------------- -------------   -----------   -----------
INCOME BEFORE INCOME TAX EXPENSE              3,216,035     2,764,189      6,016,830     5,327,516

INCOME TAX EXPENSE                            1,125,613       969,590      2,105,889     1,879,571
                                           ------------- -------------   -----------   -----------


NET INCOME                                  $ 2,090,422   $ 1,794,599    $ 3,910,941   $ 3,447,945
                                           ============= =============   ============= ===========

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                   $      0.21   $      0.17    $      0.39   $      0.32
                                           ============  =============   ============= ===========

EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION                    $      0.21   $      0.17    $      0.39   $      0.32
                                           ============  =============   ============= ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES                9,939,592    10,492,944     10,002,182    10,733,166
                                           ============  =============   ============= ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ASSUMING FULL DILUTION               9,997,762    10,492,944     10,081,155    10,733,166
                                           ============= =============   ============= ===========

see notes to financial statements

                       UTAH MEDICAL PRODUCTS, INC.
                       ---------------------------

                        STATEMENTS OF CASH FLOWS
                        ------------------------

        FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
        --------------------------------------------------------

                               (unaudited)
                                                          JUNE 30,
                                                     1995          1994
                                                 ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
                                                 ------------  ------------
Net income                                       $ 3,910,940   $ 3,447,945
                                                 ------------  ------------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     831,006      590,700
    Provision for losses on accounts
       receivable                                       5,209       14,000
    Deferred income taxes                             (59,307)       8,625
    Loss on disposal of assets                          7,926       29,547
    Tax benefit attributable to exercise and
       disposition of incentive stock options
       and stock purchase rights                       69,477        8,216
Changes in operating assets and liabilities:
    Accounts receivable - trade                     1,079,979      235,627
    Inventories                                       312,074     (818,560)
    Prepaid expenses                                  (68,708)     167,510
    Other current assets                              (68,009)     (70,377)
    Accounts payable                                  (29,742)     306,842
    Accrued expenses                                 (224,450)    (252,247)
    Deferred revenue                                  (42,498)     (42,798)
                                                 ------------  ------------

Total adjustments                                   1,812,957      177,085
                                                 ------------- ------------
Net cash provided by operating activities           5,723,897    3,625,030
                                                 ------------- ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    OB Tech acquisition                                   --     (500,000)
    Property and equipment                          (827,789)  (1,028,388)
    Intangible assets                                (23,304)     (35,517)
Purchases of investments                            (607,641)  (1,301,654)
Proceeds from sale of investments                  1,394,223    5,945,530
                                                 ------------- -----------

Net cash provided by (used in) investing
activities                                           (64,511)   3,079,971
                                                 ------------  -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock               326,277      114,861
Common stock purchased and retired                (2,306,466)  (7,096,349)
                                                 ------------  -----------

Net cash used in financing activities             (1,980,189)  (6,981,488)
                                                 ------------  -----------


NET INCREASE (DECREASE) IN CASH                    3,679,197     (276,487)

CASH AT BEGINNING OF PERIOD                        1,579,121      830,724
                                                 ------------- -----------


CASH AT END OF PERIOD                            $ 5,258,318  $   554,237
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                 $ 2,147,767  $ 1,826,138

see notes to financial statements

                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                  (unaudited)



(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD", or "the Company") annual report on form 10-K for the year ended December 31, 1994. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.

(2) Inventories at June 30, 1995 and December 31, 1994 consisted of the following:

                                 June 30,    December
                                  1995       31, 1994
                                ----------  ----------
       Finished goods           $ 795,374    $ 789,924
       Work-in-process          893,093        822,102
       Raw materials             2,023,398   2,411,913
                                ----------  ----------
       Total                    $3,711,865  $4,023,939
                                ==========  ==========


(3) The Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" in 1994. All investments are classified as available-for-sale, and resulting adjustments are included in the accompanying financial statements.

(4) In January 1995, the Company entered into two new purchase and distribution agreements with Baxter Healthcare Corporation. The new agreements supersede previous agreements with Baxter and are designed to increase the predictability of orders and to lower administrative costs for both companies.

(5)  Events subsequent to June 30, 1995:

  None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
     Because of the relatively short span of time, results for any given three or six month period in comparison with a previous three or six month period may not be indicative of results for the year as a whole.

 a)  Overview
   During second quarter (2Q) 1995, the Company established new quarterly income statement performance records. Sales and gross profits were 5.5% and 9.9% higher, respectively, than the previous records set in fourth quarter (4Q) 1994. Operating profits and EBIT were 7.8% and 8.4% higher, respectively, than the previous records set in third quarter (3Q) 1992. Net profits were 5.7% higher than the previous high in 4Q 1992. And finally, EPS were 15.5% higher than the previous record set both in 3Q 1994 and first quarter (1Q) 1995.

 b)  Revenues
   UTMD divides revenues into three product-line categories: 1) critical care, which is comprised primarily of components used in invasive blood pressure monitoring, but also includes components for PTCA inflation pressure monitoring and intercranial pressure monitoring, as well as neonatal oxygen hoods; 2) obstetrics, comprised mainly of devices for monitoring intrauterine pressure during labor and delivery, and to a lesser extent other labor and delivery supplies; and 3) gynecology products including an electrosurgery system used in a procedure called LETZ, a uterine manipulator called LUMIN that is used during laproscopic procedures, and LIBERTY, an electrical stimulation device for controlling incontinence. In the three general product categories, UTMD's primary products sold in the U.S.: 1) are the accepted standard of care, 2) enjoy a number one or number two market share position, and 3) have important product features protected by patents.
   In the second quarter, the Company experienced a changing revenue mix among the three categories, causing an improvement in overall profitability. Critical care product revenues represented 54% of total revenue in 2Q 1995, compared with 61% of 2Q 1994 revenues, 60% of total 1994 revenue, and 58% of revenue for 1Q 1995. In the U.S., this is a mature business dominated by two large suppliers, Baxter and Abbott. About 40% of the blood pressure monitoring market is the disposable pressure transducer ("DPT") and accessories which UTMD manufactures and the balance is catheters. UTMD does not presently make or sell the catheters. Overseas, the market is much more fragmented with DPTs still growing in acceptance.
   Revenues from UTMD's largest OEM customer, Baxter, actually declined a bit from 1Q 1995. As a percentage of total revenues, UTMD's Baxter revenues (all of which are included in the critical care category) declined to 34% in 2Q 1995 from 41% in 2Q 1994, 39% in all of 1994, and 38% in 1Q 1995. Sales of critical care products in 2Q 1995 were $5,778,000, compared with $6,118,000 in 2Q 1994. Sales to Baxter in 2Q 1995 were $3,696,000 compared to $4,194,000 in 2Q 1994. During the first half (1H) of 1995, total critical care sales were $11,448,000 compared with $11,648,000 in 1H 1994. Sales to Baxter were $7,439,000 in 1H 1995, compared to $7,684,000 in 1H 1994.
   The obstetrics revenue category grew 29% and 18% during 2Q and 1H 1995, respectively, over the same periods of 1994. Intran sales were $950,000 higher in 2Q 1995 than during 2Q 1994. Obstetrics revenue represented 39% of total sales in 2Q 1995 and 38% of total sales in 1H 1995. Marketing efforts to expand the marketplace through "nurse placement" training programs, new contracts with Group Purchasing Organizations (GPOs) and continued selective conversion from distributors to direct sales employees in the U.S. have all contributed. Sales of obstetrics products in 2Q 1995 were $4,197,000 compared to $3,247,000 in 2Q 1994. For the first half of the year, obstetric sales were $7,696,000 in 1995 compared to $6,516,000 in 1994.

   The third category, gynecology products, increased 9% in 2Q 1995 over 2Q 1994, and represented 7% of total revenues. Along with the addition of LIBERTY and LUMIN, both new products that the Company has just started to sell, the gynecology category remains a very profitable and promising area of focus for the Company. Gynecology product sales in 2Q 1995 were $737,000 compared to $676,000 in 2Q 1994 and were $1,331,000 for 1H 1995 compared to $1,305,000 in 1H
1994. UTMD's success and dominant market share position with LETZ is due to providing equipment that is custom designed for that important gynecological procedure.
   Second quarter and first half 1995 foreign sales were $2,675,000 and $5,237,000, respectively, compared to $2,679,000 and $4,882,000, respectively, in the same periods of 1994. Practically all international sales continue to be critical care products, for which sales the Company has relied heavily on the efforts of other medical device companies. Critical care products represented 98% of international sales in 2Q 1995 compared to 95% in 2Q 1994.

   UTMD believes it has substantial sales potential for its products in international markets, and therefore plans to continue to commit its resources to international business expansion.

 c)  Gross Profit
   Gross margins (profit after subtracting costs of manufacturing products from revenues) in 2Q 1995, were 46.7% compared to 44.6% in 2Q 1994. For the first half, gross margins were 45.8% in 1995 compared to 44.6% in 1994. The primary cause of gross margin improvement is product mix, as obstetric and gynecology products both increased as a percentage of sales, while critical care products declined. Because UTMD anticipates a continuation of the trend for faster sales growth in the obstetrics and gynecology product lines, which have higher margins relative to UTMD's other products, and because of more sales productivity from its directly employed sales representatives, the Company foresees continued gross margin improvements.

 d)  Income from Operations
   Operating profit, or income from operations, is the profit achieved after subtracting operating expenses from gross profit.
   As a percentage of sales, operating expenses declined to 19.2% in 2Q 1995 compared to 19.5% in 2Q 1994 and declined to 19.1% in 1H 1995 compared to 19.3% in 1H 1994. Operating expenses for 2Q and 1H, in dollars, were up 5% and 4%, respectively, in 1995 from 1994. R&D expenses were up 11% and 17% during 2Q and 1H, respectively, in 1995 from 1994. Selling, general and administrative (SG&A) expenses were up 3% in 2Q 1995 compared to 2Q 1994. SG&A expenses were up 1% during 1H 1995 from the same period in 1994, following a 2% decline in SG&A in 1Q 1995 compared to the same period of 1994. Due to costs associated with introducing new products during the remainder of 1995 (Cordguard, Liberty and Lumin), along with adding direct sales representatives to replace certain distributors, sales and marketing expenses will likely increase as a percentage of sales in the second half of the year.
   Second quarter 1995 R&D expenses were 4.2% of sales compared to 4.1% in 1994. For 1H, R&D expenses were 4.3% of sales in 1995 compared to 3.8% of sales in 1994. Second quarter 1995 income from operations was $2,945,000 compared to $2,540,000 in 2Q 1994. Second quarter 1995 operating margins were 27.5% compared to 25.1% for the same quarter in 1994. First half 1995 operating income was $5,476,000 compared to $4,931,000 in 1994, while operating margins were 26.8% and 25.3% for the same periods, respectively.

 e)  Non-operating Income
   Non-operating income, or other income, for UTMD includes principally royalties from licensing UTMD's technology to other companies, interest and capital gains from investing the Company's cash, and gains from the sale of other assets. Second quarter 1995 other income remained consistent with 1Q 1995 at $271,000. Royalties from other medical device companies comprise about 60% of the total, representing about 1 cents per share earnings in the quarter. The other 40% of non-operating income is essentially investment income from cash balances. For 1H 1995, other income was $541,000, compared to $396,000 in 1H 1994. Most of this increase is from interest and dividends on higher cash balances in 1995 from 1994.

 f)  Net Income and EPS
   After income taxes, 2Q 1995 net income was $2,090,422, compared to $1,794,599 in 2Q 1994. Net income for 1H 1995 was $3,910,941 compared to
$3,447,945 for 1H 1994. The effective income tax rate in both 2Q and 1H 1995 was 35.0% compared to 35.1% in 2Q 1994 and 35.3% in 1H 1994. Period to period fluctuations in the tax rate result from the use of a foreign sales corporation starting in mid-1992 and differing balances in tax-exempt securities investments.
   Fully diluted 2Q 1995 EPS were up 22.2% to $.209 compared to $.171 in 2Q 1994. Second quarter 1995 ending weighted average number of common shares assuming full dilution (the number used to calculate EPS) were 9,997,762 shares compared to 10,492,944 in 2Q 1994. For the first half, EPS were up 20.8% in 1995 over 1994 to $.388 from $.321. Actual outstanding common shares as of June 30, 1995 were 9,806,344.

 g)  Return on Equity
   Net income, divided by average accumulated shareholders' equity during the period, is return on shareholders' equity (ROE). This ratio determines how fast the Company can afford to grow without any external financing. ROE in 1H 1995 (annualized) was 32%, and has averaged 30% during the last 7 years. It is management's objective to maintain ROE in excess of the 25% per annum EPS growth target so that UTMD can afford to grow at a 25% rate without diluting shareholders' interests. External equity financing would only be considered if an exceptional business growth opportunity presented itself that would allow long term increased EPS at the same time that the number of shares are also expanded.

 h)  Cash Flows
   Cash and investments balances were $10.2 million at the end of 2Q 1995, an increase of $3.0 million from December 31, 1994. Cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $5,723,897 in 1H 1995, up from $3,625,030 in 1H 1994. Apart from net income, which contributed 68% of the 1H 1995 total, a decrease of over $1 million in accounts receivable, and a total of over $800,000 in depreciation and amortization costs were predominately responsible for the additional cash generated in 1H 1995 compared to 1H 1994.
As of June 30, 1995, accounts receivable balances were $5.3 million which equates to about 45 days in receivables (based on 2Q sales), compared to end of year accounts receivable of $6.4 million which equates to about 58 days in receivables. Inventory balances are $312,000 lower than at the end of 1994, with inventory turns now at 5.5 times based on 2Q cost of sales.
   Cash of $828,000 was used for capital expenditures in property and equipment, almost equal to the amount of depreciation and amortization for the period. Accordingly, net property and equipment, along with intangibles, were $9.1 million at both June 30, 1995 and December 31, 1994. The expected $4 million capital investment to build a plant in Ireland (as announced on May 5, 1995) has not begun because of the time required to get plans through Irish governmental agencies. Capital expenditures for property and equipment during 1H 1995 were made, in part, in automation of key assembly operations, and for new product tooling and equipment.

   Net purchases and sales of investments provided $786,600 in 1H 1995 cash. First half 1995 financing activities used cash of $1,980,189, compared to
$6,981,488 in the same period of 1994. Stock repurchases continued to comprise the largest use of cash from all categories, although not nearly at the level of one year ago. The Company repurchased its own common stock during 2Q 1995 in the amount of $1,425,000, for a total of $2,306,000 for the first half of 1995. This is down from $7,096,000 used in 1H 1994. To date, UTMD has invested about $19.0 million in repurchasing 2,314,000 of its common shares since November 1992. In 1H 1995, the Company increased by over $200,000, the amount received from issuing stock (on exercise of employee options), compared to 1H 1994.
Since there are now outstanding employee options issued in 1990 with a remaining exercisable balance of just over 100,000 shares that expire in December 1995, it can be expected that proceeds from issuing stock will continue to exceed those of 1994.
   The Company did not enter into any long term debt agreements during the first half of 1995.
   Management believes that current cash balances plus future income from operations will provide the liquidity needed to finance current growth plans. UTMD plans to use cash during the remainder of 1995 for investing in its new Ireland manufacturing facility, continued automation and other manufacturing improvements in Utah, tooling for new products, and for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 19, 1995, at the annual meeting, shareholders of the Company approved the following matters submitted to them for consideration:
 (1) Elected Lori A. Sessions as a director of the Company; and
     For                                 8,680,031
     Withhold Authority                     63,431

 (2) Approved the appointment of Deloitte and Touche as independent certified public accountants and auditors of the Company for its 1995 fiscal year.
     For                                 8,443,581
     Against                               247,417
     Abstentions and broker non-votes       52,464


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits:  None

 b)  Reports on Form 8-K:  None




                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------

                          REGISTRANT

Date:    8/10/95          By: /s/ Kevin L. Cornwell
      -------------           ---------------------

                              Kevin L. Cornwell
                              President and CEO



Date:    8/10/95          By: /s/ Kevin L. Cornwell
      -------------           ---------------------

                              Kevin L. Cornwell
                              Secretary and CFO