Form 10-Q
period 1995-09-30
UTAH MEDICAL PRODUCTS INC
filed 1995-11-14
CIK 706698

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934



For quarter ended: September 30, 1995           Commission File No. 0-11178



                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------

             (Exact name of Registrant as specified in its charter)


               UTAH                             87-0342734
               ----                             ----------

     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)


                              7043 South 300 West
                              Midvale, Utah  84047
                              --------------------

                     Address of principal executive offices


Registrant's telephone number:          (801) 566-1200
                                        --------------



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days.      Yes  X     No
                                                    -


  The number of shares outstanding of the registrant's common stock as of November 10, 1995: 9,821,170
                   ---------

                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------


                               INDEX TO FORM 10-Q
                               ------------------





PART I - FINANCIAL INFORMATION                                   PAGE
                                                                 ----
  Item 1.  Financial Statements

  Balance Sheets as of September 30, 1995
  and December 31, 1994                                               1

  Statements of Operations for the three and nine months
  ended September 30, 1995 and September 30, 1994                     2

  Statements of Cash Flows for the nine months ended
  September 30, 1995 and September 30, 1994                           3

  Notes to Financial Statements                                       4


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations              5

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                           8


SIGNATURES                                                            8

               PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       UTAH MEDICAL PRODUCTS, INC.
                       ---------------------------

               BALANCE SHEETS AS OF SEPTEMBER 30, 1995 AND
               -------------------------------------------

                            DECEMBER 31, 1994
                            -----------------

                               (unaudited)

                                             SEPTEMBER         DECEMBER
                                             30, 1995           31, 1994
                                            ------------       ------------
ASSETS
------

CURRENT ASSETS:
Cash                                          $4,397,979       $ 1,579,121
Investments                                    8,040,195         5,572,048
Accounts receivable - net                      6,089,925         6,389,357
Inventories                                    3,670,871         4,023,939
Prepaid expenses                                 162,011           113,173
Other current assets                             238,859           213,030
Deferred income taxes                            365,512           390,941
                                            ------------       -----------

Total current assets                          22,965,352        18,281,609

PROPERTY AND EQUIPMENT - NET                   8,355,583         8,137,248

INTANGIBLE ASSETS - NET                          737,336           946,326
                                            ------------       -----------


TOTAL                                        $32,058,271       $27,365,183
                                            ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable                             $ 1,645,492       $ 1,821,302
Accrued expenses:
  Payroll and payroll taxes                    1,419,102         1,000,946
  Other                                          526,401           502,591
Deferred revenue                                  85,600            85,600
                                            ------------       -----------

Total current liabilities                      3,676,595         3,410,439

DEFERRED REVENUE                                 194,457           258,204

DEFERRED INCOME TAXES                            252,373           256,220
                                            ------------       -----------


Total liabilities                              4,123,425         3,924,863
                                            ------------       -----------


STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value;
authorized - 5,000,000
  shares; no shares issued or outstanding
Common stock - $.01 par value; authorized -
50,000,000
  shares; issued - September 30, 1995,
9,838,684 shares
  December 31, 1994, 9,993,559 shares             98,387            99,935
Unrealized loss on investments
  available-for-sale, net of tax                       -         (101,815)
Retained earnings                             27,836,459        23,442,200
                                            ------------       -----------

Total stockholders' equity                    27,934,846        23,440,320
                                            ------------       -----------


TOTAL                                        $32,058,271       $27,365,183
                                            ============       ===========

see notes to financial statements

                                   UTAH MEDICAL PRODUCTS, INC.
                                   ---------------------------

                      STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
                      ------------------------------------------------------

                         ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                         -----------------------------------------------

                                           (unaudited)

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                      ----------------------------      ---------------------------

                                          1995           1994              1995            1994
                                      ------------    -----------       -----------    ------------

NET SALES                              $10,715,736    $10,018,705       $31,181,752     $29,487,035

COST OF SALES                            5,699,886      5,590,034        16,789,520      16,373,756
                                      ------------    -----------       -----------    ------------


GROSS MARGIN                             5,015,850      4,428,671        14,392,232      13,113,279
                                      ------------    -----------       -----------    ------------


EXPENSES:

Selling, general and administrative      1,514,299      1,468,982         4,543,143       4,479,756
Research & development                     463,719        331,173         1,335,311       1,073,954
                                      ------------    -----------       -----------    ------------


Total                                    1,978,018      1,800,155         5,878,454       5,553,710
                                      ------------    -----------       -----------    ------------


INCOME FROM OPERATIONS                   3,037,832      2,628,516         8,513,778       7,559,569

OTHER INCOME                               285,704        210,916           826,588         607,379
                                      ------------    -----------       -----------    ------------


INCOME BEFORE INCOME TAX EXPENSE         3,323,536      2,839,432         9,340,366       8,166,948
INCOME TAX EXPENSE                       1,163,237        991,537         3,269,126       2,871,108
                                      ------------    -----------       -----------    ------------


NET INCOME                             $ 2,160,299    $ 1,847,895       $ 6,071,240     $ 5,295,840
                                      ============    ===========       ===========    ============

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE              $      0.21    $      0.18       $      0.60     $      0.50
                                      ============    ===========       ===========    ============

EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION               $      0.21    $      0.18       $      0.60     $      0.50
                                      ============    ===========       ===========    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES          10,069,410     10,162,528        10,036,615      10,541,245
                                      ============    ===========       ===========    ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ASSUMING FULL DILUTION         10,093,855     10,196,305        10,143,691      10,597,406
                                      ============    ===========       ===========    ============

see notes to financial statements

                                     UTAH MEDICAL PRODUCTS, INC.
                                     ---------------------------

                                       STATEMENTS OF CASH FLOWS
                                       ------------------------

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                 -------------------------------------------------------------------

                                             (unaudited)


                                                                           SEPTEMBER 30,
                                                                   ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                  1995                 1994
                                                                   -------------       --------------

Net income                                                           $  6,071,240          $  5,295,840
                                                                     ------------          ------------

Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                       1,245,398               885,474
    Provision for losses on accounts receivable                             5,709                22,000
    Deferred income taxes                                                (40,031)                47,757
    Loss on disposal of assets                                             37,523                32,964
    Tax benefit attributable to exercise and disposition
      of incentive stock options and stock purchase rights                244,501                 8,216
Changes in operating assets and liabilities:
    Accounts receivable - trade                                           293,722               433,796
    Inventories                                                           353,068               (10,856)
    Prepaid expenses                                                      (48,841)              247,988
    Other current assets                                                  (25,829)              (26,464)
    Accounts payable                                                     (175,810)             (401,573)
    Accrued expenses                                                      441,967               101,996
    Deferred revenue                                                      (63,747)              (64,197)
                                                                         ------------          ---------

Total adjustments                                                          2,267,630          1,277,101
                                                                        ------------          ---------

Net cash provided by operating activities                                  8,338,870          6,572,941
                                                                        ------------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    OB Tech acquisition                                                         -             (500,000)
    Property and equipment                                               (1,192,645)        (1,409,495)
    Intangible assets                                                       (48,564)           (40,418)
Purchases of investments                                                 (4,740,807)        (2,333,220)
Proceeds from sale of investments                                          2,394,223         6,150,588
                                                                        ------------        -----------

Net cash provided by (used in) investing activities                       (3,587,793)        1,867,455
                                                                      ---------------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                    670,504               128,027
Common stock purchased and retired                                     (2,602,723)           (7,663,561)
                                                                      ------------          -----------

Net cash used in financing activities                                  (1,932,219)           (7,535,534)
                                                                      ------------          -----------


NET INCREASE IN CASH                                                    2,818,858               904,861

CASH AT BEGINNING OF PERIOD                                                1,579,121            830,724
                                                                        ------------            -------


CASH AT END OF PERIOD                                                $  4,397,979          $  1,735,585
                                                                     ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes:                        $3,069,260            $2,757,327

see notes to financial statements

                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                  (unaudited)


(1) The unaudited financial statements presented above have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD", or "the Company") annual report on form 10-K for the year ended December 31, 1994. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2) Inventories at September 30, 1995 and December 31, 1994 consisted of the following:

                                September 30,         December 31,
                                    1995                1994
                                -------------         -----------

       Finished goods           $    785,471           $   789,924
       Work-in-process               811,936               822,102
       Raw materials               2,073,464             2,411,913
                                ------------             ---------

       Total                    $  3,670,871           $ 4,023,939
                                ==============         ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
     Because of the relatively short span of time, results for any given three or nine month period in comparison with a previous three or nine month period may not be indicative of results for the year as a whole.

 a)  Overview
   In third quarter (3Q) 1995 the Company set new income statement performance records for the second straight quarter. In 3Q 1995, sales and gross profits were up 7% and 13%, respectively, over 3Q 1994. Operating income, income before taxes and net profits were 16%, 17% and 17% higher, respectively, over the same quarter of 1994. EPS moved up 18% in 3Q 1995 over 3Q 1994.

 b)  Revenues
   UTMD divides revenues into three product-line categories: 1) critical care, which is comprised primarily of components used in invasive blood pressure monitoring; 2) obstetrics, comprised mainly of devices for monitoring intrauterine pressure during labor and delivery; and 3) gynecology products including an electrosurgery system used in a procedure called LETZ , a uterine manipulator called LUMIN that is used during laproscopic procedures, and LIBERTY , an electrical stimulation device for controlling incontinence. In the three general product categories, UTMD's primary products sold in the U.S.: 1) are the accepted standard of care, 2) enjoy a number one or number two market share position, and 3) have important product features protected by patents. New products, including Lumin and Liberty, did not make a significant contribution to revenue in 3Q 1995.
   In the third quarter, the Company continued to increase its obstetrics and gynecology product revenues at a faster rate than critical care product revenues, causing an improvement in overall gross profit margins. Critical care product revenues represented 52% of total revenue in 3Q 1995 and 55% of revenue in the first nine months (3Qytd) of 1995, compared with 60% of 3Q 1994 and total 1994 revenue. In the U.S., this is a mature business dominated by two large suppliers, Baxter and Abbott. About 40% of the blood pressure monitoring market is made up of disposable pressure transducers ("DPT") and accessories which UTMD manufactures with the balance catheters. UTMD does not presently make or sell the catheters. Overseas, the market is much more fragmented with DPTs still growing in acceptance.
   Revenues from UTMD's largest OEM customer, Baxter, declined from 3Q 1994.
As a percentage of total revenues, UTMD's Baxter revenues (all of which are included in the critical care category) declined to 34% in 3Q 1995 from 38% in 3Q 1994 and 39% in all of 1994. Sales of critical care products in 3Q 1995 were $5,610,000, compared with $5,965,000 in 3Q 1994. Sales to Baxter in 3Q 1995 were $3,634,000 compared to $3,823,000 in 3Q 1994. During the first nine months of 1995, total critical care sales were $17,055,000 compared with $17,612,000 in 3Qytd 1994. Sales to Baxter were $11,074,000 in 3Qytd 1995, compared to $11,508,000 in 3Qytd 1994.
   The obstetrics revenue category grew 26% and 21% during 3Q and 3Qytd 1995, respectively, over the same periods of 1994. Obstetrics revenue represented 40% of total sales in 3Q 1995 and 39% of total sales in 3Qytd 1995. New contracts with Group Purchasing Organizations (GPOs) and continued selective conversion from distributors to direct sales employees in the U.S. continue to contribute to obstetrics revenue growth. UTMD will begin marketing CORDGUARD II when the FDA's concurrence is received on its recent 510(k) submission for the product. Sales of obstetrics products in 3Q 1995 were $4,322,000 compared to $3,424,000 in 3Q 1994. For the first nine months of the year, obstetric sales were
$12,018,000 in 1995 compared to $9,940,000 in 1994.         The third category,
gynecology products, increased 23% in 3Q 1995 over 3Q 1994, and represented 7% of total revenues. Gynecology product sales in 3Q 1995 were $786,000 compared to $639,000 in 3Q 1994, and were $2,117,000 for 3Qytd 1995 compared to $1,961,000 in 3Qytd 1994. UTMD's success and dominant market share position with its Finesse equipment and disposable electrodes is due to providing equipment that is custom designed for the LETZ gynecological procedure.

   Third quarter and first nine months 1995 foreign sales were $2,507,000 and $7,744,000, respectively, compared to $2,845,000 and $7,727,000, respectively, in the same periods of 1994. Practically all international sales continue to be critical care products, for which sales the Company has relied heavily on the efforts of other medical device companies and distributors. Critical care products represented 96% of international sales in 3Q 1995 compared to 95% in 3Q 1994.
   UTMD believes it has substantial sales potential for its products in international markets, and therefore will continue to commit resources to international business expansion.

 c)  Gross Profit
   Gross margins (profit after subtracting costs of manufacturing products from revenues) in 3Q 1995 were 46.8% compared to 44.2% in 3Q 1994. For the first nine months of 1995, gross margins were 46.2% compared to 44.5% in 1994. The primary cause of gross margin improvement continues to be product mix, as obstetric and gynecology products both increased as a percentage of sales, while critical care products declined. Because UTMD anticipates a continuation of this trend (obstetrics and gynecology product lines have higher margins than critical care products), and because of more sales productivity from its directly employed sales representatives, the Company foresees continued gross margin improvements.

 d)  Income from Operations
   Operating profit, or income from operations, is the profit achieved after subtracting operating expenses from gross profit.
   As a percentage of sales, operating expenses increased to 18.5% in 3Q 1995 compared to 18.0% in 3Q 1994, and increased to 18.9% in 3Qytd 1995 compared to 18.8% in 3Qytd 1994. Selling, general and administrative (SG&A) expenses decreased to 14.1% of sales in 3Q 1995 compared to 14.7% of sales in 3Q 1994, and decreased to 14.6% of sales in 3Qytd 1995 from 15.2% of sales in 3Qytd 1994. Due to costs associated with introducing new products (Cordguard II, Liberty and Lumin) in the near future, sales and marketing expenses may increase as a percentage of sales.
   Third quarter 1995 R&D expenses were 4.3% of sales compared to 3.3% in 3Q 1994. For 3Qytd, R&D expenses were 4.3% of sales in 1995 compared to 3.6% of sales in 1994. R&D expenses fluctuate based on the different stages that various projects are in, and the costs associated with preparing products for market.
   Third quarter 1995 income from operations was $3,038,000 compared to $2,629,000 in 3Q 1994. Third quarter 1995 operating margins were 28.3% compared to 26.2% for the same quarter in 1994. First nine months 1995 operating income was $8,514,000 compared to $7,560,000 in 1994, while operating margins were 27.3% and 25.6% for the same periods, respectively.

 e)  Non-operating Income
   Non-operating income, or other income, for UTMD includes principally royalties from licensing UTMD's technology to other companies and interest and capital gains from investing the Company's cash. Third quarter 1995 other income was $286,000 compared to $211,000 in 3Q 1994. Royalties from other medical device companies comprise about 60% of the total, representing about 1 cents per share earnings in the quarter. The other 40% of non-operating income is essentially investment income from cash balances. For 3Qytd 1995, other income was $827,000, compared to $607,000 in 3Qytd 1994. Most of this increase is from interest and dividends on higher cash balances in 1995 from 1994.

 f)  Net Income and EPS
   After income taxes, 3Q 1995 net income was $2,160,299, compared to $1,847,895 in 3Q 1994. Net income for 3Qytd 1995 was $6,071,240 compared to $5,295,840 in 3Qytd 1994. The effective income tax rate was 35% in all periods of 1995 (to date) and 1994.
   Fully diluted 3Q 1995 EPS were up 18.1% to $.214 compared to $.181 in 3Q 1994. Third quarter 1995 ending weighted average number of common shares assuming full dilution (the number used to calculate EPS) were 10,093,855 shares compared to 10,196,305 in 3Q 1994. For the first nine months, EPS were up 19.8% in 1995 over 1994 to $.599 from $.500. Actual outstanding common shares as of
September 30, 1995 were 9,838,684.   Fully diluted shares outstanding were
impacted by the recent increase in UTMD stock price (from $12 on June 30, 1995 to $16 at September 30). The dilution calculation added about 280,000 shares to weighted actual shares outstanding for the nine months ended 9/30/95, compared to about 194,000 for the six months ended 6/30/95, and just 96,000 for the three months ended 3/31/95. If the share price continues to appreciate during the fourth quarter, the impact of the dilution calculation may result in total year 1995 EPS a full penny-per-share less than the sum of the four quarters EPS.

 g)  Return on Equity
   Net income divided by average accumulated shareholders' equity during the period is return on shareholders' equity (ROE). This ratio determines how fast the Company can afford to grow without external financing. ROE in 3Qytd 1995 (annualized) was 31.5%, and has averaged 30% during the last 7 years. It is management's objective to maintain ROE in excess of the 25% per annum EPS growth target so that UTMD can afford to grow at a 25% rate without diluting shareholders' interests. External financing would only be considered if an exceptional business growth opportunity presented itself that would allow long term increased EPS.

 h)  Cash Flows
   Cash and investments balances were $12.4 million at the end of 3Q 1995, an increase of $5.3 million from December 31, 1994. Cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $8,338,870 in 3Qytd 1995, up from $6,572,941 in 3Qytd 1994. Apart from net income, which contributed 73% of the 3Qytd 1995 total, a total of nearly $1,250,000 in depreciation and amortization, an increase of $442,000 in accrued expenses, and a total decrease of $650,000 in accounts receivable and inventories were predominately responsible for the additional cash generated in 3Qytd 1995 compared to 3Qytd 1994. As of September 30, 1995, accounts receivable balances were $6.1 million which equates to about 52 days in receivables (based on 3Q sales), compared to end-of-year accounts receivable of $6.4 million which equates to about 58 days in receivables. Receivables over 90 days from invoice continue to represent less than 1% of the total. Inventory balances are $353,000 lower than at the end of 1994, with inventory turns now at 5.5 times based on 3Q cost of sales.
   Cash of $1.2 million was used for capital expenditures in property and equipment, nearly equal to the amount of depreciation and amortization for the period. Accordingly, net property and equipment, along with intangibles, were $9.1 million at both 9/30/95 and 12/31/94. The expected $4 million capital investment to build a plant in Ireland (as announced on May 5, 1995) is now beginning, and a substantial amount of cash can be expected to be used in the next six months. Capital expenditures for property and equipment during 3Qytd 1995 were made, in part, in automation of key assembly operations and for new product tooling and equipment. Net purchases and sales of investments used $2.3 million in 3Qytd cash.
   First nine months 1995 financing activities used net cash of $1,932,000 after repurchases of shares are netted against sales of shares from option exercises, compared to $7,536,000 in the same period of 1994. The Company repurchased its own common stock during 3Q 1995 in the amount of $296,000, for a total of $2,603,000 for the first nine months of 1995. This is down from $7,664,000 used in 3Qytd 1994. To September 30, 1995, UTMD has invested about $19.3 million in repurchasing 2,334,000 of its common shares since November 1992. In 3Qytd 1995, the Company received $671,000 from issuing stock (on exercise of employee options), compared to $128,000 in 3Qytd 1994. Since there are now outstanding employee options issued in 1990 with a remaining exercisable balance of nearly 60,000 shares that expire in December 1995, proceeds from issuing stock will continue to exceed those of 1994.

   The Company did not enter into any long term debt agreements during the first nine months of 1995.
   Management believes that current cash balances plus future income from operations will provide the liquidity needed to finance current growth plans. UTMD plans to use cash during the remainder of 1995 for investing in its new Ireland manufacturing facility, continued automation and other manufacturing improvements in Utah, tooling for new products, selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, and for continued share repurchases.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits:  None

 b)  Reports on Form 8-K:  None




                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------

                          REGISTRANT





Date:    11/13/95         By: /s/ Kevin L. Cornwell
      --------------          ---------------------

                            Kevin L. Cornwell
                            President and CEO
Date:    11/13/95         By: /s/ Kevin L. Cornwell
      --------------          ---------------------

                            Kevin L. Cornwell
                            Secretary and CFO