Form 10-Q
period 1996-03-31
UTAH MEDICAL PRODUCTS INC
filed 1996-05-15
CIK 706698

SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549



                                   FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d) of


                      The Securities Exchange Act of 1934





For quarter ended: March 31, 1996                 Commission File No. 0-11178



                          UTAH MEDICAL PRODUCTS, INC.


             (Exact name of Registrant as specified in its charter)

                  UTAH                                      87-0342734


     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


                              7043 South 300 West
                              Midvale, Utah  84047


                     Address of principal executive offices

Registrant's telephone number:          (801) 566-1200

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


  The number of shares outstanding of the registrant's common stock as of May 13, 1996: 9,296,104

                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------


                               INDEX TO FORM 10-Q
                               ------------------





PART I - FINANCIAL INFORMATION                            PAGE
                                                          ----


Item 1.  Financial Statements

  Balance Sheets as of March 31, 1996
  and December 31, 1995                                     1

  Statements of Operations for the three months
  ended March 31, 1996 and March 31, 1995                   2

  Statements of Cash Flows for the three months ended
  March 31, 1996 and March 31, 1995                         3

  Notes to Financial Statements                             4


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  5

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                 8


SIGNATURES                                                  8

                 PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL
STATEMENTS
            UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARY
            ------------------------------------------

             BALANCE SHEETS AS OF MARCH 31, 1996 AND
             ---------------------------------------

                        DECEMBER 31, 1995
                        -----------------

                           (unaudited)
ASSETS                                 MARCH 31, 1996 DECEMBER 31,1995
                                       -------------- ----------------

CURRENT ASSETS:
Cash                                     $8,398,387     $5,064,913
Investments                               7,343,850      8,173,500
Accounts receivable - net                 5,538,785      6,473,810
Accrued interest and other                  177,902        221,662
Inventories                               3,618,724      3,277,982
Prepaid expenses                            296,296        244,675
Deferred income taxes                       435,325        372,899
                                      -------------   ------------

Total current assets                     25,809,269     23,829,441

PROPERTY AND EQUIPMENT - NET              9,555,909      8,866,359

INTANGIBLE ASSETS - NET                     586,119        634,579
                                      -------------   ------------


TOTAL                                  $ 35,951,297    $33,330,379
                                      =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------


CURRENT LIABILITIES:
Accounts payable                        $ 1,694,992    $ 1,783,840
Accrued expenses:
  Payroll and payroll taxes               1,002,296      1,197,692
  Reserve for litigation
   expense                                  427,464        314,619
  Income taxes payable                    1,227,662        105,024
  Other                                     240,590        220,750
Deferred revenue                             85,600         85,600
                                      -------------   ------------

Total current liabilities                 4,678,604      3,707,525

DEFERRED REVENUE                            151,779        173,208

DEFERRED INCOME TAXES                       344,294        245,289
                                      -------------   ------------


Total liabilities                         5,174,677      4,126,022
                                      -------------   ------------


STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value;
authorized - 5,000,000
  shares; no shares issued
  or outstanding
Common stock - $.01 par value;
  authorized - 50,000,000
  shares; issued - March 31, 1996,
  9,727,341 shares
  December 31, 1995, 9,790,937
  shares                                     97,273         97,909
Unrealized gain on
  investments
  available-for-sale, net of tax             23,610         32,707
Retained earnings                        30,655,737     29,073,741
                                      -------------   ------------

Total stockholders' equity               30,776,620     29,204,357
                                      -------------   ------------


TOTAL                                   $35,951,297    $33,330,379
                                      =============   ============

see notes to consolidated
financial statements

            UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARY
            ------------------------------------------

          STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
          ---------------------------------------------

             ENDED MARCH 31, 1996 AND MARCH 31, 1995
             ---------------------------------------

                           (unaudited)
                                          THREE MONTHS ENDED
                                              MARCH 31,
                                     -----------------------------
                                         1996            1995
                                     -------------  --------------

NET SALES                               $9,967,590      $9,754,041

COST OF SALES                            5,372,531       5,382,678
                                     -------------  --------------


GROSS MARGIN                             4,595,059       4,371,363
                                     -------------  --------------


EXPENSES:

Selling, general and administrative      1,448,347       1,422,878
Research & development                     358,874         417,337
                                     -------------  --------------


Total                                    1,807,221       1,840,215
                                     -------------  --------------


INCOME FROM OPERATIONS                   2,787,838       2,531,148

OTHER INCOME                             1,098,758         269,646
                                     -------------  --------------


INCOME BEFORE INCOME TAX EXPENSE         3,886,596       2,800,794

INCOME TAX EXPENSE                       1,403,061         980,277
                                     -------------  --------------


NET INCOME                              $2,483,535      $1,820,517
                                     =============  ==============

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                    $0.25           $0.18
                                     =============  ==============

EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION                     $0.25           $0.18
                                     =============  ==============

WEIGHTED AVERAGE NUMBER OF
COMMON AND COMMON EQUIVALENT SHARES     10,041,513      10,069,086
                                     =============  ==============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES ASSUMING FULL
DILUTION                                10,041,513      10,069,086
                                     =============  ==============
see notes to consolidated
financial statements

            UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARY
            ------------------------------------------

                     STATEMENTS OF CASH FLOWS
                     ------------------------

   FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
   ------------------------------------------------------------

                           (unaudited)
                                                 MARCH 31,
                                         --------------------------

                                             1996          1995
                                         ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $2,483,535    $1,820,517
                                         ------------  ------------

Adjustments to reconcile net income to
net cash provided by operating
activities:
    Depreciation and amortization            341,807       408,678
    Provision for losses on accounts          11,385         5,621
    receivable
    Loss on disposal of assets               372,311         5,171
    Deferred income taxes                     42,114        74,013
    Tax benefit attributable to
      exercise and disposition
      of incentive stock options and
      stock purchase rights                   56,383        18,978
Changes in operating assets and liabilities:
    Accounts receivable - trade              923,641       981,226
    Accrued interest and other receivables     7,105       (32,780)
    Inventories                             (340,741)      117,062
    Prepaid expenses                         (14,966)     (200,606)
    Accounts payable                         (88,849)     (288,591)
    Accrued expenses                       1,059,928       378,152
    Deferred revenue                         (21,429)      (21,249)
                                         -----------   -----------

Total adjustments                          2,348,689     1,445,675
                                         ------------  ------------

Net cash provided by operating             4,832,224     3,266,192
                                         ------------  ------------
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                (1,100,277)     (384,335)
    Intangible assets                       (250,240)       (7,754)
Purchases of investments                  (2,232,923)     (500,000)
Proceeds from sale of:
    Investments                            3,035,000     1,010,000
    Property and equipment                     8,250
                                         ------------  -----------

Net cash provided by (used in)
investing activities                        (540,190)      117,911
                                         -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock       160,063       105,148
Common stock purchased and retired        (1,118,623)     (881,081)
                                         -----------   -----------

Net cash used in financing activities       (958,560)     (775,933)
                                         -----------   -----------


NET INCREASE IN CASH                       3,333,474     2,608,170

CASH AT BEGINNING OF PERIOD                5,064,913     1,579,121
                                         ------------  ------------


CASH AT END OF PERIOD                     $8,398,387    $4,187,291
                                         ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for             $182,245      $143,436
income taxes

see notes to consolidated financial
statements

                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                  (unaudited)



(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Utah Medical Products, Inc. ("UTMD", or "the Company") annual report on form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.
The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

(2) Inventories at March 31, 1996 and December 31, 1995 consisted of the following:

                                March 31,      December 31,
                                  1996            1995
                                ---------   -------------

       Finished goods           $998,900    $   872,419
       Work-in-process           893,459        687,746
       Raw materials           1,726,365      1,717,817
                               ---------      ---------

       Total                  $3,618,724     $3,277,982
                              ==========     ==========

(3) In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock based employee compensation plans. Under SFAS No. 123, companies are encouraged, but are not required, to adopt the fair value method for fiscal years beginning after December 15, 1995 for all employee awards granted after the beginning of such year. Companies are permitted to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25), but must, in future years, disclose in a note to the financial statements proforma net income and earnings per share as if SFAS No. 123 had been applied. The Company has determined it will not adopt the fair value method and therefore will continue to account for stock-based compensation under APB No. 25.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
          Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

 a)  Overview
   First quarter (1Q) 1996 revenues were up 2.2% from 1Q 1995, while net income
set a new record as it increased 36.4% over the same period.   Net income growth
out-paced revenue growth due to higher gross and operating margins, as well as much higher non-operating income due to an extraordinary payment received for
use of UTMD's pressure monitoring technology.   Earnings per share (EPS)
benefited modestly from the Company's continuing share repurchase program. EPS in 1Q 1996 grew 36.8% compared with 1Q 1995.

 b)  Revenues
   UTMD divides revenues into three product-line categories: 1) critical care, which is comprised primarily of components used in invasive blood pressure monitoring, but also includes components for other types of pressure monitoring, as well as disposable respiratory products used in hospitals; 2) obstetrics, which is comprised mainly of devices for monitoring intrauterine pressure during labor and delivery, although to a lesser extent electrodes for fetal heart rate monitoring as well as other labor and delivery supplies, and a new product which unifies and improves clinician safety in the multiple step procedure of clamping, cutting, and drawing blood samples from the umbilical cord immediately following childbirth; and 3) gynecology, which is comprised of an electrosurgery system used in a procedure called LETZ(R), tools used in other minimally invasive surgical procedures including diagnostic laparoscopies, and a device for the conservative treatment of urinary incontinence. In these three areas, UTMD's primary revenue contributors generally: 1) are the accepted standard of care, 2) enjoy a number one or number two market share, and 3) have important product features protected by patents.
   Critical care product revenues represented 58% of total revenue in 1Q 1996, the same percentage as in 1Q 1995. In the U.S., this is a mature business dominated by two large suppliers, Baxter and Abbott. About a third of the blood pressure monitoring market is for the disposable pressure transducers ("DPT") and accessories which UTMD manufactures and two thirds is for catheters. UTMD participates only in the DPT and accessories niche. Overseas, the market is much more fragmented with DPTs still growing in acceptance. UTMD's Baxter OEM revenue (all of which are included in the critical care category) represented about 66% of critical care revenue (about 38% of total revenues), and grew by 1% in 1Q 1996 over 1Q 1995. Sales of critical care products in 1Q 1996 were $5,790,000, compared with $5,670,000 in 1Q 1995. Sales to Baxter in 1Q 1996 were $3,794,000 compared to $3,743,000 in 1Q 1995. If , as previously announced, Baxter purchases what their forecasts currently indicate, shipments to Baxter in all of 1996 will be about $11 million, down from $15 million in 1995.
   The obstetrics revenue category declined 1.5% in 1Q 1996 over the same quarter of 1995 and represented 35% of total sales. Sales of obstetrics products in 1Q 1996 were $3,445,000 compared to $3,498,000 in 1Q 1995. Fetal monitoring sales continue to be dominated by INTRANTM, UTMD's sensor-tipped intrauterine pressure catheter. During 1Q 1996, UTMD's largest U.S. distributor, KOL Biomedical (whose purchases are typically over 75% in the obstetrics category) purchased about $800,000 less than expected due to an inventory adjustment.
   The third category, gynecology products, includes Liberty(R), a system for conservatively treating urinary incontinence, and LuminTM, a unique tool used in laparoscopic procedures to manipulate the uterus, and EpitomeTM, a unique ceramic scalpel, in addition to UTMD's product line of electrosurgery equipment and disposable electrodes. Gynecology revenues increased 23% to $732,000 in 1Q 1996 from $594,000 in 1Q 1995, and represented 7% of total revenues. UTMD's past successes with its gynecology products resulted from providing physician training along with equipment and tools designed for specific procedures. Effective marketing of new products launched in the past year represent significant challenges for UTMD's marketing resources, and will require innovative distribution approaches.
   First quarter 1996 foreign sales were $2,750,000 compared to $2,562,000 in 1Q 1995. Practically all international sales have been critical care products, for which sales the Company has relied heavily on the efforts of other medical device companies. Critical care products represented 92% of international sales in 1Q 1996 compared to 96% in 1Q 1995.
   UTMD believes it has substantial sales potential for its products in international markets, and therefore plans to continue to commit its resources to international business expansion, including a new manufacturing facility in Ireland, which should be ready for operation in late 1996.

 c)  Gross Profit
   Gross margins (profit after subtracting costs of manufacturing products from
revenues) in 1Q 1996, were 46.1% compared to 44.8% in 1Q 1995.   The improvement
in 1Q 1996 is primarily due to manufacturing efficiencies relative to 1Q 1995. Because of anticipated faster sales growth in the obstetrics and gynecology product lines which have higher margins relative to UTMD's other products, and because of declining business with Baxter, the Company foresees continued gross margin improvements.

 d)  Income from Operations
   Operating profit, or income from operations, is the profit achieved after subtracting operating expenses from gross profit. Operating expenses are subdivided into sales, general and administrative (SG&A) expenses and research and development (R&D) expenses. UTMD further divides SG&A into the two categories of sales and marketing (S&M) expenses and general and administrative (G&A) expenses.
   As a percentage of sales, operating expenses declined to 18.1% in 1Q 1996 compared to 18.9% in 1Q 1995. Operating expenses for 1Q, in dollars, were down 2% in 1996 from 1995. The portion allocated to R&D declined 14% relative to 1Q 1995. Evidence that R&D efforts over the recent past have been productive is becoming apparent, as UTMD has launched, or is in the process of launching, the following six significant new products: Cordguard(R), Lumin, Liberty, FiltresseTM, Epitome and Deltran IVTM. The FDA is currently reviewing another four submissions for products yet unannounced. In addition, new line extensions include a neonatal ICU torso length respiratory hood, generic loop electrodes for overseas markets and fetal monitoring chart paper.
   First quarter 1996 selling, general and administrative (SG&A) expenses increased 2% from the amounts spent in 1995, but, as a percentage of sales, declined slightly in 1Q 1996 from 1Q 1995, to 14.5% of sales in 1Q 1996 from 14.6% of sales in 1995. The Company's goal for 1996 is to hold operating expenses to less than 19% of sales.
   First quarter 1996 R&D expenses were 3.6% of sales compared to 4.3% in 1995. Many R&D expenses are external costs relating to both process and product validations, which costs can vary from period to period. The Company employs its R&D resources not only to internally develop its own new product ideas, but also, through joint development agreements, licensing of technology, acquisitions and other arrangements, to enhance and complete commercialization projects initiated by others. R&D expenses as a percentage of sales will likely continue in 1996 at a rate similar to 1Q 1996. First quarter 1996 income from operations was $2,788,000 compared to $2,531,000 in 1Q 1995. First quarter 1996 operating margins were 28.0% compared to 25.9% for the same quarter in 1995.

 e)  Non-operating Income
   Non-operating income for UTMD includes principally royalties from licensing UTMD's technology to other companies, interest and capital gains from investing the Company's cash, and gains or losses from the sale of other assets. The major contributor to non-operating income in 1Q 1996 was a one-time extraordinary payment for the use of UTMD's pressure monitoring technology. Non-operating income increased $829,000 to $1,099,000 in 1Q 1996 from $270,000 in 1Q 1995. Royalties from other medical device companies and investment income from cash balances continue to make substantial contributions to non-operating income. Excluding the 1Q one-time payment, royalty income during 1996 should be about the same as in 1995.

 f)  Net Income and EPS
   After income taxes, 1Q 1996 net income was $2,483,535, compared to $1,820,517 in 1Q 1995. The effective income tax rate in 1Q 1996 was 36.1% compared to 35.0% in 1Q 1995. The higher rate in 1Q 1996 is due to a higher mix of taxable income due to the large one-time non-operating income item versus other tax exempt income, as well as other factors.
   Shareholder value is improved by increasing EPS. EPS is net income divided by the weighted number of shares of stock outstanding (fully-diluted to include stock options awarded which have exercise prices below the current market value). Future EPS can be increased by investing current net income to increase future net profits through expanded marketable new product offerings and profitable business operations, or by repurchasing stock from the marketplace, thereby reducing the number of outstanding shares.
   Fully diluted 1Q 1996 EPS were up 36.8% to $.25 compared to $.18 in 1Q 1995. First quarter 1996 ending weighted average number of common shares assuming full dilution (the number used to calculate EPS) were 10,041,513 shares compared to 10,069,086 in 1Q 1995. The dilution calculation added about 255,000 shares to weighted actual shares outstanding in 1Q 1996, compared to about 96,000 for 1Q 1995, due to quarter ending share prices of $16.75 in 1Q 1996 compared to $9.63 in 1Q 1995. Actual outstanding common shares as of March 31, 1996 were 9,727,341.

 g)  Return on Equity
   Return on shareholders' equity (ROE) is the portion of net income retained by UTMD to internally finance its growth, divided by average accumulated shareholders' equity during the period. The ROE ratio determines how fast the Company can grow without external financing. For example, a 30% ROE would support 30% growth in revenues. Achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. ROE in 1Q 1996 (annualized) was 33%, and has averaged about 30% during the last 7 years. It is management's objective to maintain ROE in excess of the 25% per annum EPS growth target so that UTMD can afford to grow at a 25% rate without diluting shareholders' interests. External equity financing would only be considered if an exceptional business growth opportunity presents itself that would allow long term increased EPS at the same time that the number of shares are also expanded.

 h)  Cash Flows
   Cash and investments balances were $15.7 million at the end of 1Q 1996, an increase of $2.5 million from December 31, 1995. The increase was achieved despite continuation of the share repurchase program which used $1,119,000 during the quarter.
   Cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $4,832,224 in 1Q 1996, up from $3,266,192 in 1Q 1995. Apart from net income, which contributed over half of the 1Q 1996 total, an increase of $1.1 million in income taxes payable (part of accrued expenses) and a decrease of $924 thousand in accounts receivable were responsible for a major portion of the improvement compared to 1Q 1995. As of March 31, 1996, net accounts receivable balances were $5.5 million which equates to 50 days in receivables (based on 1Q sales), compared to end-of-year accounts receivable of $6.5 million which equates to about 55 days in receivables. Inventory balances are $341,000 higher than at the end of 1995, with inventory turns now at 5.9 times based on 1Q cost of sales.
   Cash of $1.1 million was used for capital expenditures in property and equipment, with an additional $250 thousand used to purchase intangible assets. Capital expenditures during 1Q 1996 were made, primarily, in the new Ireland facility, but also in automation of key assembly operations, and in new product tooling and equipment. Net purchases and sales of investments provided $802 thousand to 1Q 1996 cash.
   First quarter 1996 financing activities used cash of $959,000 after repurchases of shares are netted against sales of shares from option exercises, compared to $776,000 in the same period of 1995. The Company repurchased its own common stock during 1Q 1996 in the amount of $1,119,000, up from $881,000 used in 1Q 1995. To the end of 1Q 1996, UTMD had spent about $21.9 million in repurchasing 2,525,000 of its common shares since November 1992. In 1Q 1996, the Company received $160,000 from issuing stock (on exercise of employee options), compared to $105,000 in 1Q 1995. The Company did not enter into any long-term debt agreements during the first quarter of 1996.
   Management believes that current cash balances plus future income from operations will provide the liquidity needed to finance growth plans. In addition to the capital expenditures outlined above, UTMD plans to use cash during the remainder of 1996 for completion of the manufacturing plant in Ireland, for continued share repurchases and for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings.

Other
   On February 2, 1996, the board of directors approved stock option awards representing a total of 190,000 shares to 50 employees. Of this total, 95,000 were awarded to senior management. An objective of the ongoing share repurchase program is to reduce or eliminate any dilutive effect that may result from awarding employee stock options.
   A number of the forward-looking factors discussed in this filing are subject to a high degree of uncertainty, particularly in light of the Company's high growth objectives and a rapidly changing healthcare environment. Investors are encouraged to consider all of these factors in that actual results may differ materially from those projected by management.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits:  None

 b)  Reports on Form 8-K:  None




                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------

                          REGISTRANT



Date:                     By:/S/
      May 14, 1996          -------------------------------------
                            /s/ Kevin L. Cornwell
                            President and CEO



Date:                     By:/S/
      May 14, 1996          --------------------------------------
                            /s/ Kevin L. Cornwell
                            Secretary and CFO