Form 10-Q
period 1996-06-30
UTAH MEDICAL PRODUCTS INC
filed 1996-08-14
CIK 706698

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934



For quarter ended: June 30, 1996             Commission File No. 0-11178


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

  The number of shares outstanding of the registrant's common stock as of August 13, 1996: 9,002,017

                PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   UTAH MEDICAL PRODUCTS, INC.
             BALANCE SHEETS AS OF JUNE 30, 1996 AND
                        DECEMBER 31, 1995
                           (unaudited)

ASSETS                                JUNE 30,       DECEMBER 31,
                                        1996             1995
                                    -----------      -----------
CURRENT ASSETS:
Cash                                $ 2,453,546      $ 5,064,913
Investments                           1,643,803        8,173,500
Accounts receivable - net             5,919,177        6,473,810
Accrued interest and other              125,704          221,662
receivables
Inventories                           4,008,159        3,277,982
Prepaid expenses and other              203,443          244,675
current assets
Deferred income taxes                   430,529          372,899
                                    -----------      -----------
Total current assets                 14,784,361       23,829,441

PROPERTY AND EQUIPMENT - NET         11,503,037        8,866,359

INTANGIBLE ASSETS - NET                 582,430          634,579
                                    -----------      -----------
TOTAL                               $26,869,828      $33,330,379
                                    ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                    $ 1,357,003      $ 1,783,840
Accrued expenses:
  Payroll and payroll taxes             809,658        1,197,692
  Reserve for litigation expenses       527,424          314,619
  Other                                 401,910          325,774
Deferred revenue                        185,600           85,600
                                     -----------     -----------
Total current liabilities             3,281,595        3,707,525

DEFERRED REVENUE                        130,350          173,208

DEFERRED INCOME TAXES                   343,693          245,289
                                    -----------      -----------

Total liabilities                     3,755,638        4,126,022
                                    -----------      -----------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value;
authorized - 5,000,000 shares;
  no shares issued or outstanding
Common stock - $.01 par value;
  authorized - 50,000,000
  shares; issued - June 30,
  1996, 9,034,230 shares
  December 31, 1995,                     90,342           97,909
  9,790,937 shares
Unrealized gain on investments
  available-for-sale, net of tax         26,834           32,707
Retained earnings                    22,997,014       29,073,741
                                    -----------      -----------
Total stockholders' equity           23,114,190       29,204,357
                                    -----------      -----------

TOTAL                               $26,869,828      $33,330,379
                                    ===========      ===========

see notes to financial statements



                    UTAH MEDICAL PRODUCTS, INC.
       STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS
               ENDED JUNE 30, 1996 AND JUNE 30, 1995
                            (unaudited)



                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                   JUNE 30,                   JUNE 30,
                               --------------------       ------------------
                               1996          1995         1996        1995
                              ------         -----       ------      ------
NET SALES                  $10,089,176   $10,711,974   $20,056,766  $20,466,015

COST OF SALES                5,083,949     5,706,955    10,456,480   11,089,633
                           -----------   -----------   -----------  -----------
GROSS MARGIN                 5,005,227     5,005,019     9,600,286    9,376,382
                           -----------   -----------   -----------  -----------
EXPENSES:

Selling, general and
 administrative              1,521,835     1,605,968     2,970,181    3,028,846
Research & development         378,540       454,256       737,415      871,591
                           -----------   -----------   -----------  -----------

Total                        1,900,375     2,060,224     3,707,596    3,900,437
                           -----------   -----------   -----------  -----------
INCOME FROM OPERATIONS       3,104,852     2,944,795     5,892,690    5,475,945

OTHER INCOME                   245,235       271,240     1,343,993      540,885
                           -----------   -----------   -----------  -----------
INCOME BEFORE INCOME TAX
EXPENSE                      3,350,087     3,216,035     7,236,683    6,016,830

INCOME TAX EXPENSE           1,179,231     1,125,613     2,582,292    2,105,889
                           -----------   -----------   -----------  -----------
NET INCOME                 $ 2,170,856   $ 2,090,422   $ 4,654,391  $ 3,910,941
                           ===========   ===========   ===========  ===========

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE  $      0.23   $      0.21   $      0.47  $      0.39
                           ===========   ===========   ===========  ===========
EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION   $      0.23   $      0.21   $      0.47  $      0.39
                           ===========   ===========   ===========  ===========


WEIGHTED AVERAGE NUMBER OF
 COMMON AND COMMON
 EQUIVALENT SHARES           9,559,673     9,939,592     9,802,124  10,002,182
                           ===========   ===========   ===========  ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES ASSUMING
 FULL DILUTION               9,559,673     9,997,762     9,802,124  10,081,155
                           ===========   ===========   ===========  ===========

see notes to financial statements



                      UTAH MEDICAL PRODUCTS, INC.
                        STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                              (unaudited)
                                                        JUNE 30,
                                              -----------------------------
                                                  1996            1995
                                              ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $ 4,654,391    $ 3,910,940
                                              -------------   ------------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                  671,876         831,006
    Provision for losses on accounts
     receivable                                     17,574           5,209
    Loss on disposal of assets                     370,576           7,926
    Deferred income taxes                           44,349         (59,307)
    Tax benefit attributable to exercise and
     disposition of incentive stock
     options and stock purchase rights              70,887          69,477
Changes in operating assets and liabilities:
    Accounts receivable - trade                    537,059       1,079,979
    Accrued interest and other receivables          59,303         (68,009)
    Inventories                                   (730,176)        312,074
    Prepaid expenses                                77,886         (68,708)
    Accounts payable                              (426,838)        (29,742)
    Accrued expenses                               (99,091)       (224,450)
    Deferred revenue                                57,142         (42,498)
                                              -------------   ------------

Total adjustments                                  650,547       1,812,957
                                              -------------   -------------

Net cash provided by operating activities        5,304,938       5,723,897
                                              -------------   -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                      (3,357,540)       (827,789)
    Intangible assets                             (258,039)        (23,304)
Purchases of investments                        (3,315,186)       (607,641)
Proceeds from sale of:
    Investments                                  9,802,283       1,394,223
    Property and equipment                          21,750
                                              -------------   ------------

Net cash provided by (used in) investing         2,893,268         (64,511)
                                              -------------   ------------
activities

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock             171,813         326,277
Common stock purchased and retired             (10,981,386)     (2,306,466)
                                              ------------    ------------

Net cash used in financing activities          (10,809,573)     (1,980,189)
                                              ------------    ------------


NET INCREASE (DECREASE) IN CASH                 (2,611,367)      3,679,197

CASH AT BEGINNING OF PERIOD                      5,064,913       1,579,121
                                              -------------  -------------
CASH AT END OF PERIOD                        $   2,453,546   $   5,258,318
                                              =============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
    Income taxes                             $   2,643,631    $  2,147,767
see notes to financial statements



                          UTAH MEDICAL PRODUCTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)



(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Utah Medical Products, Inc. ("UTMD", or "the Company") annual report on form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.
The results of operations for the three and six months ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

(2) Inventories at June 30, 1996 and December 31, 1995 consisted of the following:

                                   June 30,        December 31,
                                     1996              1995
                                -----------        -----------
       Finished goods           $ 1,017,095        $   872,419
       Work-in-process              963,981            687,746
       Raw materials              2,027,083          1,717,817
                                -----------        -----------
       Total                    $ 4,008,159        $ 3,277,982
                                -----------        -----------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          Because of the relatively short span of time, results for any given three or six month period in comparison with a previous three or six month period may not be indicative of comparative results for the year as a whole.

 a)  Overview
   Second quarter (2Q) 1996 gross profit dollars equalled those of 2Q 1995, despite the fact that sales declined 5.8% in 2Q 1996 from the same period of 1995. Operating profits, EBIT, and net income were 5.4%, 4.2% and 3.8% higher, respectively, than in 2Q 1995. Earnings per share (EPS) were 8.6% higher than in 2Q 1996. The decline in sales in 2Q 1996 is due primarily to a decrease in Baxter (UTMD's largest customer) sales of about $700,000 (19%) from the same period of 1995. Gross margins jumped to 49.6% from 46.7% , due mainly to a changing product sales mix.

 b)  Revenues
   UTMD divides revenues into three product-line categories: 1) critical care, which is comprised primarily of components used in invasive blood pressure monitoring, but also includes components for other types of pressure monitoring, as well as disposable respiratory products used in hospitals; 2) obstetrics, which is comprised mainly of devices for monitoring intrauterine pressure during labor and delivery, although to a lesser extent electrodes for fetal heart rate monitoring as well as other labor and delivery supplies, and a product which unifies and improves clinician safety in the multiple step procedure of clamping, cutting, and drawing blood samples from the umbilical cord immediately following childbirth; and 3) gynecology, which is comprised of an electrosurgery system used in a procedure called LETZ(R), tools used in other minimally invasive surgical procedures including diagnostic laparoscopies, a device for the conservative treatment of urinary incontinence, and a new, unique ceramic electrosurgical scalpel. In these three areas, UTMD's primary revenue contributors generally: 1) are the accepted standard of care, 2) enjoy a number one or number two market share, and 3) have important product features protected by patents.

   In the second quarter, due to the drop in revenue from Baxter, the Company experienced a drop in sales but an improvement in overall profitability. Critical care product revenues represented 51% of total revenue in 2Q 1996, compared with 54% of both 2Q 1995 and total 1995 revenues.

   UTMD's Baxter OEM revenue (all of which are included in the critical care category) declined to about 58% of critical care revenue in 2Q 1996, compared to 66% in 2Q 1995. As a percentage of total sales, Baxter revenue declined to about 30% in 2Q 1996, compared to 38% in the same period of 1995. Sales of critical care products in 2Q 1996 were $5,148,000, compared with $5,778,000 in 2Q 1995. Sales to Baxter in 2Q 1996 were $2,995,000 compared to $3,696,000 in 2Q 1995. During the first half (1H) of 1996, total critical care sales were $10,938,000 compared with $11,448,000 in 1H 1995. Sales to Baxter were $6,789,000 in 1H 1996, compared to $7,439,000 in 1H 1995. If , as previously announced, Baxter purchases what its forecasts currently indicate for the remainder of 1996, shipments to Baxter in all of 1996 will be about $11 million, down from $15 million in 1995. This is a forward looking statement, the accuracy of which is subject to risks and uncertainty. Actual results may differ materially from those projected. Past Baxter orders have changed abruptly relative to forecasts, which implies future risks relative to actual sales volume to Baxter.

   In June, the Company announced that it had reached a definitive agreement with Vital Signs, Inc.(VSI), of Totowa, New Jersey, to market its Deltran(R)IV disposable blood pressure transducer in the U.S. Although UTMD will continue to support Baxter requests for Deltran II under its 1995 Agreement, the newer automated, and therefore lower cost, version called Deltran IV will be marketed on a co-exclusive basis by Vital Signs, Inc., UTMD's direct representatives and distributors, and possibly one other medical monitoring equipment company in the U.S. Risk factors that may impact the critical care product line include actual sales to Baxter and the uncertainty of sales volume to VSI, UTMD's ability to efficiently manufacture its products, the speed and success in getting the new Ireland plant to manufacture efficiently, UTMD's success in gaining access to important global distribution channels, budgetary constraints, market acceptance of products, regulatory approvals for new or newly introduced products, third party reimbursement, competitive products offered by others, and other factors set forth in the Company's other Securities and Exchange Commission filings, including UTMD's 10-K for the year ended December 31, 1995.

   The obstetrics revenue category declined about 3% in both 2Q and 1H 1996 from the same periods in 1995. Obstetrics sales continue to be dominated by INTRANTM, UTMD's sensor-tipped intrauterine pressure catheter. Because Intran is a mature product, revenue growth in this category is less than in prior years. Obstetrics revenue represented 40% of total sales in 2Q 1996, and 37% of
total sales in 1H 1996.    Sales of obstetrics products in 2Q 1996 were
$4,051,000 compared to $4,197,000 in 2Q 1995. For the first half of the year, obstetric sales were $7,497,000 in 1996 compared to $7,696,000 in 1995. Risk factors for the obstetrics product line include the possible introduction by competitors of similar products that claim to have many of the features of INTRAN at lower prices, and the timing of committing effective resources to new product introductions, along with the risks outlined in the previous paragraph.

   The third product line, gynecology products, includes Liberty(R), a system for conservatively treating urinary incontinence, LuminTM, a unique tool used in laparoscopic procedures to manipulate the uterus, and EpitomeTM, a unique ceramic scalpel, in addition to UTMD's LETZ system of electrosurgery equipment and disposable electrodes. Gynecology revenues increased 21% to $890,000 in 2Q 1996 from $737,000 in 2Q 1995, and represented 9% of total revenues. First half gynecology sales were $1,622,000 in 1996, compared to $1,331,000 in 1995. Effective marketing of new products launched in the past year represents significant challenges for UTMD's marketing resources, and will require innovative distribution approaches. Because this product line is in markets characterized by many competitors with numerous products, it is subject to a number of risk factors, including the pricing strategies of competitors and the impact of new technologies, along with the risks outlined in the two previous paragraphs.

   Second quarter and first half 1996 foreign sales were $2,601,000 and $5,350,000, respectively, compared to $2,675,000 and $5,237,000, respectively, in the same periods of 1995. Although combined obstetrics and gynecology international sales grew by 167% in 1H 1996 from 1H 1995, international sales continue to be dominated by critical care products, for which sales the Company has relied heavily on the efforts of other medical device companies. Critical care products represented 92% of international sales in 2Q 1996 compared to 98% in 2Q 1995. UTMD believes it has substantial sales potential for its products in international markets, and therefore plans to continue to commit its resources to international business expansion, including a new manufacturing facility in Ireland, which should be ready for operation in October of this year. This is a forward looking statement, the accuracy of which is subject to risks and uncertainty. Start of Irish operations could be delayed if the contractor is unable to complete the building as scheduled due to any number of factors including weather, labor or material difficulties, or due to delays in getting the manufacturing equipment installed or in hiring and training employees.

 c)  Gross Profit
   Gross margins (profit after subtracting costs of manufacturing products from revenues) in 2Q 1996, were 49.6% compared to 46.7% in 2Q 1995. For the first half, gross margins were 47.9% in 1996 compared to 45.8% in 1995. Although the Company anticipates sales growth in the obstetrics and gynecology product lines (which have higher margins than critical care products), and a decline in critical care sales, gross margins may not continue to increase during the remainder of 1996 for two reasons: new VSI Deltran IV business may replace the Baxter business at similar margins, and until new Ob/Gyn products sell in sufficient volumes to achieve economies of scale and allow for improved manufacturing processes, new product sales may lower average margins. This is a forward looking statement, the accuracy of which is subject to risks and uncertainty. Actual results may differ materially from those projected, and may be affected by, among other things, actual sales volume to Baxter and to VSI, actual sales of new products, UTMD's ability to efficiently manufacture its products, and the speed and success in getting the Ireland plant to manufacture efficiently, in addition to the risks outlined in previous paragraphs of this report.

 d)  Income from Operations
   Operating profit, or income from operations, is the profit achieved after subtracting operating expenses from gross profit. Operating expenses are subdivided into sales, general and administrative (SG&A) expenses and research and development (R&D) expenses.

   As a percentage of sales, operating expenses declined to 18.8% in 2Q 1996 compared to 19.2% in 2Q 1995, and declined to 18.5% in 1H 1996 compared to 19.1% in 1H 1995. Operating expenses for 2Q and 1H, in dollars, were up 5% and 8%, respectively, in 1996 from 1995. Selling, general and administrative (SG&A) expenses were the same percent of sales for 2Q and 1H in both 1996 and 1995 - 15%. The Company's goal for 1996 for operating expenses is 19% or less of sales.

   R&D expenses were 3.8% of second quarter sales compared to 4.2% in 1995, and were 3.7% of 1H sales compared to 4.3% in 1995. Many R&D expenses are external costs relating to both process and product validations, which costs can vary from period to period. The Company employs its R&D resources not only to internally develop its own new product ideas, but also, through joint development agreements, licensing of technology, acquisitions and other arrangements, to enhance and complete commercialization projects initiated by others. R&D expenses as a percentage of sales will likely continue in 1996 at a rate similar to 1H 1996. Evidence that R&D efforts over the recent past have been productive is becoming apparent, as UTMD has launched, or is in the process of launching, the following six significant new products: Cordguard(R), Lumin, Liberty, FiltresseTM, Epitome and Deltran IV. The FDA approved for marketing three new products during 2Q 1996, one each in the areas of electrosurgery, female incontinence therapy and fetal monitoring. In addition, the FDA is currently reviewing another submission for a product yet unannounced. Second quarter 1996 new line extensions include a neonatal ICU torso length respiratory hood, generic loop electrodes for overseas markets and fetal monitoring chart paper.

   Second quarter 1996 income from operations was $3,105,000 compared to $2,945,000 in 2Q 1995. Second quarter 1996 operating margins were 30.8% compared to 27.5% for the same quarter in 1995. First half 1996 operating income was $5,893,000 compared to $5,476,000 in 1995, while operating margins were 29.4% and 26.8% for the same periods, respectively.

 e)  Non-operating Income
   Non-operating income for UTMD includes royalties from licensing UTMD's technology to other companies, interest and capital gains from investing the Company's cash, and gains or losses from the sale of other assets. Second quarter 1996 non-operating income declined to $245,000 from $271,000 in 2Q 1995. For 1H 1996, non-operating income was $1,344,000 compared to $541,000 in 1H 1995. The major contributor to non-operating income in 1H 1996 was a one-time extraordinary payment for the use of UTMD's pressure monitoring technology received in the first quarter. Royalties from other medical device companies and investment income from cash balances continue to make substantial contributions to non-operating income. Excluding the first quarter one-time payment, royalty income during 1996 should be about the same as in 1995. However, because of lower cash balances starting in 2Q 1996 in comparison to 1995, interest and dividend income during the remainder of 1996 should be lower than in the same period of 1995. This paragraph contains forward looking statements, the accuracy of which is subject to risks and uncertainty. Actual results may differ materially from those projected, and may be affected by, among other things, the continuing validity and enforceability of the Company's royalty agreements, actual cash and investment balances (which are dependant on continued profitability as well as by uses such as capital spending and stock repurchases), in addition to the risks outlined in previous paragraphs of this report.

 f)  Net Income and EPS
   After income taxes, 2Q 1996 net income was $2,170,856, compared to $2,090,422 in 2Q 1995. Net income for 1H 1996 was $4,654,391 compared to
$3,910,941 for 1H 1995. The tax rate in 1H 1996 was higher (35.7%) than in 1H 1995 (35.0%) due mainly to a higher mix of taxable income due to the large one-time non-operating income item in first quarter 1996.

   Shareholder value is improved by increasing EPS. EPS is net income divided by the weighted number of shares of stock outstanding (fully-diluted to include stock options awarded which have exercise prices below the current market value). Future EPS can be increased by investing current net income to increase future net profits through marketable new product offerings and profitable business operations, or by repurchasing stock from the marketplace, thereby reducing the number of outstanding shares.

   Fully diluted 2Q 1996 EPS were up 8.6% to $.227 compared to $.209 in 2Q
1995. Second quarter 1996 ending weighted average number of common shares assuming full dilution (the number used to calculate EPS) were 9,559,673 shares compared to 9,997,762 in 2Q 1995. For the first half, EPS were up 22.4% in 1996 over 1995 to $.475 from $.388. First half 1996 fully diluted shares outstanding were 279,031 less than in first half 1995. Actual outstanding shares as of June 30, 1996 were 9,034,230. The dilution calculation added about 194,000 and 226,000 shares to weighted actual shares outstanding for 2Q 1996 and 1H 1996, respectively, compared to about 195,000 for both periods in 1995. UTMD was aggressive during 2Q 1996 in repurchasing its own stock, resulting in declining outstanding shares.

 g)  Return on Equity
   Return on shareholders' equity (ROE) is the portion of net income retained by UTMD to internally finance its growth, divided by average accumulated shareholders' equity during the period. The ROE ratio determines how fast the Company can grow without external financing. For example, a 30% ROE would support 30% growth in revenues. Achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. ROE in 1H 1996 (annualized) was 36%, compared to 32% in 1H 1995, and has averaged about 30% during the last 8 years. It is management's objective to maintain ROE in excess of the 25% per annum EPS growth target so that UTMD can afford to grow at a 25% rate without diluting shareholders' interests. External equity financing would only be considered if an exceptional business growth opportunity presents itself that would allow long term increased EPS at the same time that the number of shares are also expanded.

 h)  Cash Flows
   Cash and investments balances were $4.1 million at the end of 1H 1996, a decrease of $9.1 million from December 31, 1995. The decrease is due to the use of nearly $11.0 million for share repurchases, along with over $3.3 million used for purchasing property and equipment (primarily in construction of the Ireland manufacturing plant).

   Cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $5,304,938 in 1H 1996, down from $5,723,897 in 1H 1995. Despite an increase of $743,000 in net income (which contributed 88% of the 1H 1996 total), relative increases of over $1,042,000 in inventories and over $540,000 in accounts receivable caused total cash provided by operating activities to decline compared to 1H 1995. As of June 30, 1996, net accounts receivable balances were $5.9 million which equates to 53 days in receivables (based on 2Q sales), compared to end-of-year accounts receivable of $6.5 million which equates to about 55 days in receivables. Inventory balances are $730,000 higher than at the end of 1995, with inventory turns now at 5.2 times based on 1H cost of sales.

   Cash of $3.4 million was used for capital expenditures in property and equipment, with an additional $260,000 used to purchase intangible assets. Capital expenditures during 1H 1996 were made, primarily, in the new Ireland facility, but also in automation of key assembly operations, and in new product tooling and equipment. Net purchases and sales of investments provided $6,487,000 to 1H 1996 cash.

   First half 1996 financing activities used cash of $10.8 million after repurchases of shares are netted against sales of shares from option exercises, compared to $2.0 million in the same period of 1995. The Company repurchased its own common stock during 1H 1996 in the amount of $10,981,000, up from $2,306,000 used in 1H 1995. To the end of June 1996, UTMD had spent about $31.8 million in repurchasing 3,220,000 of its common shares since November 1992.
Over one-third of the total dollars spent and nearly one-fourth of the total shares repurchased occurred in 1H 1996. In 1H 1996, the Company received $172,000 from issuing stock (on exercise of employee options), compared to $326,000 in 1H 1995. The Company did not enter into any long-term debt agreements during the first half of 1996.

   Management believes that current cash balances plus future income from operations will provide the liquidity needed to finance growth plans. In addition to the capital expenditures outlined above, UTMD plans to use cash during the remainder of 1996 for completion of the manufacturing plant in Ireland, for continued share repurchases and for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings. These are forward looking statements, the accuracy of which are subject to a high degree of risk, including actual cash and investment balances (which are dependant on continued profitability), unforseen acquisition opportunities that may require greater funding than anticipated, and changing market conditions, in addition to the risks outlined in the previous paragraphs of this report.


Other

   On July 26, the Board of Directors authorized employees with existing 1996 Stock Option awards representing a total of 190,000 shares to exchange their options exercisable at $20.50 per share for new options representing 186,500 shares, but at a $14.25 exercise price and extended vesting schedules. The $14.25 exercise price is higher that the average price paid by the Company in repurchasing 832,100 shares to date in 1996. The right to exercise the new options will vest over four years. Senior managers, with awards representing 95,000 shares, elected to participate in the exchange.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 17, 1996, at the annual meeting, shareholders of the Company approved the following matter submitted to them for consideration:

 Elected Stephen W. Bennett and Ernst Hoyer as directors of the Company.
   Stephen W. Bennett:             For  8,575,853
   Ernst Hoyer:                    For  8,569,678


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits:  None

 b)  Reports on Form 8-K:  None


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UTAH MEDICAL PRODUCTS, INC.
                          REGISTRANT





Date: August 13, 1996     By /s/ Kevin L. Cornwell
                             President,CEO, and CFO