Form 10-Q
period 1996-09-30
UTAH MEDICAL PRODUCTS INC
filed 1996-11-14
CIK 706698

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934



For quarter ended: September 30, 1996           Commission File No. 0-11178


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


  The number of shares outstanding of the registrant's common stock as of November 13, 1996: 8,783,028

                      UTAH MEDICAL PRODUCTS, INC.


                           INDEX TO FORM 10-Q





PART I - FINANCIAL INFORMATION                                   PAGE


  Item 1.  Financial Statements

   Balance Sheets as of September 30, 1996
   and December 31, 1995                                 .........1

   Statements of Operations for the three and nine months
   ended September 30, 1996 and September 30, 1995................2

   Statements of Cash Flows for the nine months ended
   September 30, 1996 and September 30, 1995  ....................3

   Notes to Financial Statements    ..............................4


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..........5

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K   ....................9


SIGNATURES     ...................................................9

                       PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         UTAH MEDICAL PRODUCTS, INC.
                 BALANCE SHEETS AS OF SEPTEMBER 30, 1996 AND
                             DECEMBER 31, 1995
                                (unaudited)

                                         September    December 31,
                                          30, 1996       1995
                                        ------------   -------------

CURRENT ASSETS:
Cash                                     $ 5,096,515   $ 5,064,913
Investments                                1,550,125     8,173,500
Accounts receivable - net                  4,928,980     6,473,810
Accrued interest and other receivables        50,091       221,662
Inventories                                3,952,428     3,277,982
Prepaid expenses and other current assets    176,772       244,675
Deferred income taxes                        428,519       372,899
                                         -----------   -----------
Total current assets                      16,183,431    23,829,441

PROPERTY AND EQUIPMENT - NET              12,387,756     8,866,359

INTANGIBLE ASSETS - NET                      588,124       634,579
                                         -----------   -----------

TOTAL                                    $29,159,311   $33,330,379
                                         ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                         $ 1,425,697   $ 1,783,840
Accrued expenses:
  Payroll and payroll taxes                1,149,189     1,197,692
  Reserve for litigation expenses            636,570       314,619
  Other                                      413,136       325,774
Deferred revenue                             160,600        85,600
                                         -----------   -----------
Total current liabilities                  3,785,192     3,707,525

DEFERRED REVENUE                             108,921       173,208

DEFERRED INCOME TAXES                        320,531       245,289
                                         -----------   -----------

Total liabilities                          4,214,644     4,126,022
                                         -----------   -----------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value;
  authorized - 5,000,000 shares;
  no shares issued or outstanding
Common stock - $.01 par value;
  authorized - 50,000,000 shares
  issued - September 30, 1996,
  9,006,471 shares
  December 31, 1995, 9,790,937 shares         90,065        97,909
Unrealized gain (loss) on investments
  available-for-sale, net of tax              (1,298)       32,707
Retained earnings                         24,855,900    29,073,741
                                         -----------   -----------
Total stockholders' equity                24,944,667    29,204,357
                                         -----------   -----------
TOTAL                                    $29,159,311   $33,330,379
                                         ===========   ===========

see notes to financial statements

                              UTAH MEDICAL PRODUCTS, INC.
                  STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
                      ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                        (unaudited)


                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                           SEPTEMBER 30,                SEPTEMBER 30,
                                      -------------------------   -------------------------
                                         1996          1995          1996          1995
                                      ------------  -----------   -----------   -----------
NET SALES                             $ 9,993,639   $10,715,736   $30,050,405   $31,181,752

COST OF SALES                           5,003,984     5,699,886    15,460,465    16,789,520
                                      ------------  -----------   -----------   -----------

GROSS MARGIN                            4,989,655     5,015,850    14,589,940    14,392,232
                                      ------------  -----------   -----------   -----------

EXPENSES:

Selling, general and administrative     1,516,957     1,514,299     4,487,137     4,543,143
Research & development                    320,352       463,719     1,057,766     1,335,311
                                      ------------  -----------   -----------   -----------

Total                                   1,837,309     1,978,018     5,544,903     5,878,454
                                      ------------  -----------   -----------   -----------

INCOME FROM OPERATIONS                  3,152,346     3,037,832     9,045,037     8,513,778

OTHER INCOME                              270,152       285,704     1,614,144       826,588
                                      ------------  -----------   -----------   -----------

INCOME BEFORE INCOME TAX EXPENSE        3,422,498     3,323,536    10,659,181     9,340,366
INCOME TAX EXPENSE                      1,232,099     1,163,237     3,814,391     3,269,126
                                      ------------  -----------   -----------   -----------

NET INCOME                            $ 2,190,399   $ 2,160,299   $ 6,844,790   $ 6,071,240
                                      ============  ===========   ===========   ===========

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE             $      0.24   $      0.21   $      0.71   $      0.60
                                      ============  ===========   ===========   ===========


EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION               $     0.24   $      0.21   $      0.71   $      0.60
                                      ============  ===========   ===========   ===========


WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES          9,125,737    10,069,410     9,582,758    10,036,615
                                      ============  ===========   ===========   ===========


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ASSUMING FULL DILUTION         9,125,737    10,093,855     9,582,758    10,143,691
                                      ============  ===========   ===========   ===========

see notes to financial statements


                         UTAH MEDICAL PRODUCTS, INC.
                           STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                 (unaudited)

                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                     1996               1995
                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
et income                                       $  6,844,790        $ 6,071,240
                                                 -----------        -----------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                    989,090          1,245,398
    Provision for losses on accountsreceivable        14,421              5,709
    Loss on disposal of assets                       370,115             37,523
    Deferred income taxes                             40,221            (40,031)
    Tax benefit attributable to exercise and
      disposition of incentive stock options
      and stock purchase rights                      115,859            244,501
Changes in operating assets and liabilities:
    Accounts receivable - trade                    1,530,409            293,722
    Accrued interest and other receivables           171,571            (25,829)
    Inventories                                     (674,446)           353,068
    Prepaid expenses                                  67,903            (48,841)
    Accounts payable                                (358,143)          (175,810)
    Accrued expenses                                 360,810            441,967
    Deferred revenue                                  10,713            (63,747)
                                                 -----------        -----------
Total adjustments                                  2,638,523          2,267,630
                                                 -----------        -----------
Net cash provided by operating activities          9,483,313          8,338,870
                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                        (4,542,554)        (1,192,645)
    Intangible assets                               (275,342)           (48,564)
Purchases of investments                          (3,315,186)        (4,740,807)
Proceeds from sale of:
    Investments                                    9,845,956          2,394,223
    Property and equipment                            21,750                  -
                                                 -----------        -----------
Net cash provided by (used in)
     investing activities                          1,734,624         (3,587,793)
                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock               410,067            670,504
Common stock purchased and retired               (11,596,401)        (2,602,723)
                                                 -----------        -----------
Net cash used in financing activities            (11,186,334)        (1,932,219)
                                                 -----------        -----------


NET INCREASE (DECREASE) IN CASH                       31,602          2,818,858

CASH AT BEGINNING OF PERIOD                        5,064,913          1,579,121
                                                 -----------        -----------

CASH AT END OF PERIOD                            $ 5,096,515        $ 4,397,979
                                                 ===========        ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                  $3,705,183         $3,069,260

see notes to financial statements

                          UTAH MEDICAL PRODUCTS, INC.
                        NOTES TO FINANCIAL STATEMENTS

                                  (unaudited)



(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Utah Medical Products, Inc. ("UTMD", or "the Company") annual report on form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.
The results of operations for the three and nine months ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

(2) Inventories at September 30, 1996 and December 31, 1995 consisted of the following:

                                         September 30,           December 31,
                                             1996                    1995
                                        -------------           -------------
         Finished goods                  $   773,472$            $    872,419
         Work-in-process                    1,171,788                 687,746
         Raw materials                      2,007,168               1,717,817
                                         ------------           -------------
         Total                           $  3,952,428            $  3,277,982




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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
      Because of the relatively short span of time, results for any given three or nine month period in comparison with a previous three or nine month period may not be indicative of comparative results for the year as a whole.

  a)  Overview
    Third quarter (3Q) 1996 gross profit dollars nearly equaled those of 3Q 1995, despite a sales decline of 6.7% in 3Q 1996 from the same period of 1995. Operating profits, EBIT, and net income were 3.8%, 3.0% and 1.4% higher, respectively, than in 3Q 1995. Earnings per share (EPS) were 12.1% higher than in 3Q 1996. The decline in sales in 3Q 1996 is due primarily to a decrease in Baxter (UTMD's largest customer) sales of about $1,063,000 (29%) from the same period of 1995. Non-Baxter sales increased $341,000 (5%) from 3Q 1995 to 3Q 1996. Gross margins jumped to 49.9% from 46.8%, due mainly to a changing product sales mix.

  b)  Revenues
    UTMD divides revenues into three product-line categories: 1) critical care, which is comprised primarily of components used in invasive blood pressure monitoring, as well as disposable respiratory products used in hospitals; 2) obstetrics, which is comprised mainly of devices for monitoring intrauterine pressure during labor and delivery, although to a lesser extent electrodes for fetal heart rate monitoring as well as other labor and delivery supplies, and a product which unifies and improves clinician safety in the multiple step procedure of clamping, cutting, and drawing blood samples from the umbilical cord immediately following childbirth; and 3) gynecology, which is comprised of an electrosurgery system used in a procedure called LETZ(R), tools used in other minimally invasive surgical procedures including diagnostic laparoscopies, a device for the conservative treatment of urinary incontinence, and a new, unique ceramic electrosurgical scalpel. In these three areas, UTMD's primary revenue contributors generally: 1) are the accepted standard of care, 2) enjoy a number one or number two market share, and 3) have important product features protected by patents.
    In the third quarter, due to the drop in revenue from Baxter, the Company experienced a 7% drop in sales but a 1% improvement in overall profitability compared with 3Q 1995. Critical care product revenues represented 48% of total revenue in 3Q 1996 and 52% of revenue in the first nine months (3Qytd) of 1996, compared with 52% of 3Q 1995 revenues, and 55% of 3Qytd 1995 revenues.
    UTMD's Baxter OEM revenue (all of which are included in the critical care category) declined to about 53% of critical care revenue in 3Q 1996, compared to 65% in 3Q 1995. As a percentage of total sales, Baxter revenue declined to about 26% in 3Q 1996, compared to 34% in the same period of 1995. Sales of all critical care products in 3Q 1996 were $4,828,000, compared with $5,608,000 in 3Q 1995. Sales to Baxter in 3Q 1996 were $2,572,000 compared to $3,634,000 in 3Q 1995, a decrease of 29%, while sales of all non-Baxter critical care products increased 14% over the same period. During the first nine months of 1996, total critical care sales were $15,766,000 compared with $17,049,000 in 3Qytd 1995. Sales to Baxter were $9,361,000 in 3Qytd 1996, compared to $11,074,000 in 3Qytd 1995. If, as previously announced, Baxter purchases what its forecasts currently indicate for the fourth quarter of 1996 ($1.6 million), shipments to Baxter in all of 1996 will be about $11 million, down from $15 million in 1995. This is a forward looking statement, the accuracy of which is subject to risks and uncertainty. Actual results may differ materially from those projected. Past Baxter orders have changed abruptly relative to forecasts, which implies future uncertainty relative to actual sales volume to Baxter. 1997 sales to Baxter may be as low as $2 million.
    In June, the Company announced that it had reached a definitive agreement with Vital Signs, Inc.(VSI), of Totowa, New Jersey, to market its Deltran(R)IV disposable blood pressure transducer in the U.S. The new Deltran IV device (a lower cost version that incorporates automated assembly) will be marketed on a co-exclusive basis by Vital Signs, Inc., UTMD's direct representatives and distributors, and possibly one other medical monitoring equipment company in the U.S. Risk factors that may impact the critical care product line include actual sales to Baxter and the uncertainty of sales volume to VSI, UTMD's ability to efficiently manufacture its products, the speed and success in ramping up productivity in the new Ireland plant, UTMD's success in gaining access to important global distribution channels, budgetary constraints, market acceptance of new products, regulatory approvals for new or newly introduced products, third party reimbursement, market acceptance of competitive products offered by others, and other factors set forth in the Company's other Securities and Exchange Commission filings, including UTMD's 10-K for the year ended December 31, 1995.
    The obstetrics revenue category declined about 2% in both 3Q and 3Qytd 1996 from the same periods in 1995. Obstetrics sales continue to be dominated by Intran(R), UTMD's sensor-tipped intrauterine pressure catheter. Because Intran is a mature product, revenue growth in this category is less than in prior years. Obstetrics revenue represented 42% of total sales in 3Q 1996, and 39% of total sales in 3Qytd 1996 compared to 40% of total sales in 3Q 1995 and 39% of total sales in 3Qytd 1995. Sales of obstetrics products in 3Q 1996 were $4,243,000 compared to $4,322,000 in 3Q 1995. For the first nine months of the year, obstetric sales were $11,739,000 in 1996 compared to $12,015,000 in 1995. UTMD recently agreed with Corometrics Medical Systems, Inc., a subsidiary of Marquette Electronics, to share fetal monitoring products in the U.S. UTMD will now be able to distribute the Corometrics' Qwik Connect Spiral(R) Electrode and related accessories, widely considered the premium fetal heart rate monitoring electrode. This product will allow UTMD to offer a strong bundle of disposable obstetrical supplies in its group purchasing bids. Corometrics will be able to distribute UTMD's proprietary obstetrics products Intran(R) and Cordguard(R). Risk factors for the obstetrics product line include the possible introduction by competitors of similar products that claim to have many of the features of INTRAN at lower prices, and the timing of new product introductions, along with the risks outlined in the previous paragraph.
    The third product line, gynecology products, includes Liberty(R), a system for conservatively treating urinary incontinence, Lumin, a unique tool used in laparoscopic procedures to manipulate the uterus, and EpitomeO, a unique ceramic scalpel, in addition to UTMD's LETZ(R) system of electrosurgery equipment and disposable electrodes. Gynecology revenues increased 17% to $923,000 in 3Q 1996 from $786,000 in 3Q 1995, and represented 9% of total revenues. About 4,000 Epitome scalpels were sold in 3Q 1996, the first quarter of Epitome sales. According to physicians who have used it, this unique scalpel is proving to demonstrate important advantages for nearly every surgical speciality where it is tried, including time savings in the surgical theatre, cleanliness, reduced thermal injury and scarring, and improved precision in cutting. Also, UTMD introduced at the annual American Urogynecology Society meeting in New Orleans in October 1996 its new Liberty product which was released for marketing by the FDA in July. Liberty is a cure for female incontinence, not a cover-up. The primary advantage of the new product is its end user price, $290. In contrast, functionally-equivalent products in the marketplace are being sold in the $600-700 range, and the predecessor UTMD Liberty product is priced at $420. The predecessor Liberty has been renamed "Liberty Ultra" because it has features found useful by physicians in their offices, but not needed by patients in their homes. UTMD believes the lower price for this conservative therapy should have a significant impact on its adoption rate. Production units will be available for sale beginning in late November. First nine months gynecology sales were $2,545,000 in 1996, compared to $2,118,000 in 1995. Because this product line is in markets characterized by many competitors with numerous products, it is subject to a number of risk factors, including the pricing strategies of competitors and the impact of new technologies, along with the risks outlined in the two previous paragraphs.
    Including products expected to be introduced in 1997, UTMD estimates the global market potential for its Ob/Gyn products to now be in excess of $1 billion. Effective marketing of new products launched in the past year represents significant challenges for UTMD's marketing resources, and will require innovative distribution approaches. In an effort to broaden product offerings addressing specific Ob/Gyn disease categories, to improve access to patients in the U.S. in managed care or integrated health care payer alliances, and to optimize shareholder return in its mature blood pressure monitoring product line, UTMD will be focusing on modifying distribution relationships globally. These are forward looking statements, the accuracy of which are subject to risks and uncertainties. Risk factors include gaining access to important global distribution channels, budgetary constraints, market acceptance of products, regulatory approvals for new or newly introduced products, third party reimbursement, and customer acceptance of competitive products offered by others.
    Third quarter and 3Qytd 1996 foreign sales were $2,389,000 and $7,739,000, respectively, compared to $2,507,000 and $7,744,000, respectively, in the same periods of 1995. Although combined international obstetrics and gynecology sales grew by 146% in 3Qytd 1996 from 3Qytd 1995, total international sales continue to be dominated by critical care products, for which sales the Company has relied heavily on the efforts of other medical device companies, including Baxter. Critical care products represented 92% of international sales in 3Q 1996 compared to 96% in 3Q 1995. UTMD believes it has substantial sales potential for its products in international markets, and therefore plans to continue to commit resources to international business expansion, including its new manufacturing facility in Ireland, which is now in operation. This is a forward looking statement, the accuracy of which is subject to risks and uncertainty. Profitable Irish operations could be delayed due to any number of factors including labor or material difficulties, delays in getting all manufacturing equipment fully installed and functioning, hiring and training employees, and obtaining proper regulatory approvals.

  c)  Gross Profit
    Gross margins (profit after subtracting costs of manufacturing products from revenues) in 3Q 1996, were 49.9% compared to 46.8% in 3Q 1995. For the first nine months, gross margins were 48.6% in 1996 compared to 46.2% in 1995. UTMD's average gross margin will likely exceed 50% for the first time in its history during the fourth quarter of 1996. This is a forward looking statement, the accuracy of which is subject to risks and uncertainty. Actual results may differ materially from those projected, and may be affected by, among other things, actual sales volume to Baxter and to VSI, actual sales of new products, UTMD's ability to efficiently manufacture its products, and the speed and success in getting the Ireland plant to manufacture efficiently, in addition to the risks outlined in previous paragraphs of this report.

  d)  Income from Operations
    Operating profit, or income from operations, is the profit achieved after subtracting operating expenses from gross profit. Operating expenses are subdivided into sales, general and administrative (SG&A) expenses and research and development (R&D) expenses.
    As a percentage of sales, operating expenses declined to 18.4% in 3Q 1996 compared to 18.5% in 3Q 1995, and declined to 18.5% in 3Qytd 1996 compared to 18.9% in 3Qytd 1995. Operating expenses for 3Q and 3Qytd, in dollars, were down 7% and 6%, respectively, in 1996 from 1995. Selling, general and administrative (SG&A) expenses increased to 15.2% of sales in 3Q 1996 compared to 14.1% of sales in 3Q 1995, and increased to 14.9% of sales in 3Qytd 1996 from 14.6% of sales in 3Qytd 1995. The Company's goal for 1996 is to maintain operating expenses at less than 19% of sales.
    R&D expenses were 3.2% of third quarter sales compared to 4.3% in 1995, and 3.5% of 3Qytd 1996 sales compared to 4.3% in the same period of 1995. Many R&D expenses are external costs relating to both process and product validations, which costs can vary from period to period. The Company employs its R&D resources not only to internally develop its own new product ideas, but also, through joint development agreements, licensing of technology, acquisitions and other arrangements, to enhance and complete commercialization projects initiated by others. R&D expenses as a percentage of sales will likely continue in the fourth quarter of 1996 at a rate similar to 3Qytd 1996. Evidence that R&D efforts over the recent past have been productive is becoming apparent, as UTMD has launched, or is in the process of launching, the following six significant new products: Cordguard(R), Lumin, Liberty, FiltresseO, Epitome and Deltran IV.
    Third quarter 1996 income from operations was $3,152,000 compared to $3,038,000 in 3Q 1995. Third quarter 1996 operating margins were 31.5% compared to 28.3% for the same quarter in 1995. First nine months 1996 operating income was $9,045,000 compared to $8,514,000 in 1995, while operating margins were 30.1% and 27.3% for the same periods, respectively.

  e)  Non-operating Income
    Non-operating income for UTMD includes royalties from licensing UTMD's technology to other companies, interest and capital gains from investing the Company's cash, and gains or losses from the sale of other assets. Third quarter 1996 non-operating income declined to $270,000 from $286,000 in 3Q 1995. For 3Qytd 1996, non-operating income was $1,614,000 compared to $827,000 in 3Qytd 1995. The major contributor to non-operating income in 3Qytd 1996 was an extraordinary payment for the use of UTMD's pressure monitoring technology received in the first quarter. Royalties from other medical device companies and investment income from cash balances continue to make substantial contributions to non-operating income. Excluding the first quarter extraordinary payment, royalty income during 1996 should be about the same as in 1995. However, because of lower cash balances starting in the second quarter of 1996 in comparison to 1995, interest and dividend income in the fourth quarter of 1996 should be lower than in the same period of 1995. This paragraph contains forward looking statements, the accuracy of which is subject to risks and uncertainty. Actual results may differ materially from those projected, and may be affected by, among other things, the continuing validity and enforceability of the Company's royalty agreements, actual cash and investment balances (which are dependant on continued profitability as well as by uses such as capital spending and stock repurchases), in addition to the risks outlined in previous paragraphs of this report.

  f)  Net Income and EPS
    After income taxes, 3Q 1996 net income was $2,190,000, compared to $2,160,000 in 3Q 1995. Net income for 3Qytd 1996 was $6,845,000 compared to $6,071,000 for 3Qytd 1995. The tax rate in 3Qytd 1996 was higher (35.8%) than in 3Qytd 1995 (35.0%) due in part to a higher mix of taxable income due to the large extraordinary non-operating income item in first quarter 1996, and to a loss of a portion of the R&D tax credit in 1996.
    Shareholder value is improved by increasing EPS. EPS is net income divided by the weighted number of shares of stock outstanding (fully-diluted to include stock options awarded which have exercise prices below the current market value). Future EPS can be increased by investing current net income to increase future net profits through marketable new product offerings and profitable business operations, and by repurchasing stock from the marketplace, thereby reducing the number of outstanding shares.
    Fully diluted 3Q 1996 EPS were up 12.1% to $.240 compared to $.214 in 3Q 1995. Third quarter 1996 ending weighted average number of common shares assuming full dilution (the number used to calculate EPS) were 9,125,737 shares compared to 10,093,855 in 3Q 1995. For the first nine months, EPS were up 19.3% in 1996 over 1995 to $.714 from $.599. First nine months 1996 fully diluted shares outstanding were 560,933 less than in first nine months 1995. Actual outstanding shares as of September 30, 1996 were 9,006,471. The dilution calculation added about 122,000 and 199,000 shares to weighted actual shares outstanding for 3Q 1996 and 3Qytd 1996, respectively, compared to about 275,000 and 280,000 shares for 3Q and 3Qytd 1995, respectively.

  g)  Return on Equity
    Return on shareholders' equity (ROE) is the portion of net income retained by UTMD to internally finance its growth, divided by average accumulated shareholders' equity during the period. The ROE ratio determines how fast the Company can grow without external financing. For example, a 30% ROE would support 30% growth in revenues. Achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. ROE in 3Qytd 1996 (annualized) was 34%, compared to 32% in 3Qytd 1995, and has averaged about 30% during the last 8 years. It is management's objective to maintain ROE in excess of the 25% per annum EPS growth target so that UTMD can afford to grow at a 25% rate without diluting shareholders' interests. External equity financing would only be considered if an exceptional business growth opportunity presents itself that would allow long term increased EPS at the same time that the number of shares are also expanded.

  h)  Cash Flows
    Cash and investments balances were $6.6 million at the end of 3Qytd 1996, a decrease of $6.6 million from December 31, 1995. The decrease is due to the use of $11.6 million for share repurchases, along with over $4.5 million used for purchasing property and equipment (primarily in construction of the Ireland manufacturing plant).
    Cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $9,483,000 in 3Qytd 1996, up from $8,339,000 in 3Qytd 1995. Along with an increase of $774,000 in net income (which contributed 72% of the 3Qytd 1996 total), a relative decrease of over $1,236,000 in accounts receivable more than offset a relative increase of over $1,027,000 in inventories and resulted in the additional cash generated in 3Qytd 1996 compared to 3Qytd 1995. As of September 30, 1996, net accounts receivable balances were $4.9 million which equates to 45 days in receivables (based on 3Q sales), compared to end-of-year accounts receivable of $6.5 million which equates to about 55 days in receivables. Inventory balances are $674,000 higher than at the end of 1995, with inventory turns now at 5.1 times based on 3Qytd cost of sales.
    Cash of $4.5 million was used for capital expenditures in property and equipment, with an additional $275,000 used to purchase intangible assets. Capital expenditures during 3Qytd 1996 were made, primarily, for the new Ireland facility, but also in automation of key assembly operations, and in new product tooling and equipment. Net purchases and sales of investments provided $6,531,000 to 3Qytd 1996 cash.
    First nine months 1996 financing activities used cash of $11.2 million after repurchases of shares are netted against sales of shares from option exercises, compared to $1.9 million in the same period of 1995. The Company repurchased its own common stock during 3Qytd 1996 in the amount of $11,596,000, up from $2,603,000 used in 3Qytd 1995. To the end of September 1996, UTMD had spent about $32.4 million in repurchasing 3,275,000 of its common shares since November 1992. Over one-third of the total dollars spent and nearly one-fourth of the total shares repurchased occurred in the first nine months of 1996, although just 2% of the total occurred in 3Q 1996. In 3Qytd 1996, the Company received $410,000 from issuing stock (on exercise of employee options), compared to $671,000 in the same period of 1995. The Company did not enter into any long-term debt agreements during the first nine months of 1996.
    Management believes that current cash balances plus future income from operations will provide the liquidity needed to finance growth plans. In addition to the capital expenditures, UTMD plans to use cash during the remainder of 1996 for final payments on the manufacturing plant in Ireland, for continued share repurchases and for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings. These are forward looking statements, the accuracy of which are subject to a high degree of risk, including actual cash and investment balances (which are dependant on continued profitability), unforseen acquisition opportunities that may require greater funding than anticipated, and changing market conditions, in addition to the risks outlined in the previous paragraphs of this report.

                      PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:  None

  b)  Reports on Form 8-K:  None




                               SIGNATURES

    Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UTAH MEDICAL PRODUCTS, INC.

                                REGISTRANT





Date: 11/14/96             By: /s/ Kevin L. Cornwell
                                   Kevin L. Cornwell
                                   President, CEO and CFO