Form 10-K
period 1996-12-31
UTAH MEDICAL PRODUCTS INC
filed 1997-03-31
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996.       Commission File No. 1-12575

                          UTAH MEDICAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                  Utah                           87-0342734
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)         Identification No.)

                              7043 South 300 West
                               Midvale, UT 84047
                    (Address of principal executive offices)



Registrant's telephone number: (801) 566-1200


Securities registered pursuant to Section 12(b) of the Act:

          Title of each Class          Name of each Exchange on which Registered
     Common Stock, $.01 par value             New York Stock Exchange
    Preferred Stock Purchase Rights           New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

 The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 1997, based on NYSE closing price: $101,105,648.

 The number of shares outstanding of the registrant's common stock as of March 14, 1997: 8,604,736.

                      DOCUMENTS INCORPORATED BY REFERENCE

  List herein the documents incorporated by reference: The Company's definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

                                    PART I.

ITEM I - BUSINESS.

 Utah Medical Products, Inc. ("UM" or "the Company") is in the business of producing cost-effective devices for the health care industry which are predominantly proprietary, disposable and for hospital use. Success depends on
1) recognizing needs of clinicians and patients, 2) rapidly designing economic solutions which gain regulatory approval, 3) reliably producing products that meet those clinical needs, and then 4) selling through:

 a) UM's own direct channels into markets where the Company enjoys an established reputation and has a critical mass of sales and support resources, or
 b) establishing relationships with other medical companies that have the proper resources to effectively introduce and support the Company's products.

 UM's success in rapidly producing solutions comes from its proven ability to integrate a number of engineering and technical disciplines in electronics,
software, mechanical packaging, instrumentation, optics and materials.   The
resulting proprietary products represent incremental, but significant improvements over existing clinical techniques. UM's experience is that, in the case of labor-saving devices, the improvement in cost-effectiveness of clinical procedures also leads to an improvement in overall health care. Historically, UM has marketed a broad range of medical devices used in the critical care areas and the labor and delivery department in the hospital, as well as products sold to outpatient clinics and physician's offices.

 The skill of applying solutions to recognized needs results from an excellent core of practicing clinicians who feed ideas to the Company and key employees who are both clinical applications savvy and development engineering adept.

 The Company's current critical care products include devices used for invasive monitoring of patient blood pressure; the administration of intravenous fluids, drugs and anesthetics; and oxygen therapy. Obstetrics products include catheters and electrodes used to invasively monitor intrauterine pressure and fetal heart rate during labor, along with other monitoring supplies, and a novel device which safely clamps, cuts, and collects a clean blood sample from the umbilical cord. Gynecology products include a minimally-invasive electrosurgery system for removing precancerous tissue from the cervix and lower genital tract, a system for conservatively treating urinary incontinence, and a tool used in laparoscopic procedures to manipulate the uterus. In 1996, UM added a unique ceramic electrosurgical blade electrode which can be used in general surgery applications for UM's electrosurgery system, for which early use indicates special interest from plastic surgeons and otolaryngologists.

 Critical care products are sold in the U.S. domestic market primarily through other medical device companies but also by UM's own direct sales representatives. Ob/Gyn products are sold in the U.S. primarily by UM's own direct sales representatives, and through a network of specialty distributors. Internationally, products are sold through other medical device companies and through independent medical products distributors. UM now has 27 international distributors for its Ob/Gyn products.

 Negative factors that may adversely impact future performance include managed care reforms or hospital group buying decisions that may limit physicians' discretion in spending on certain products or procedures, innovative new products introduced by other companies that displace UM's products, regulatory approval delays, changes in the Company's relationships with its distribution partners, and loss of key personnel.

  UM was formed as a Utah corporation in 1978. In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary, was formed to establish an international branch in Ireland. UM publicly raised equity capital its first and only time in 1982. After trading on the NASDAQ for 14 years, UM's stock was listed on the NYSE on December 26, 1996 in conjunction with start of operations in Ireland. The Company's corporate offices are located at 7043 South 300 West, Midvale, Utah 84047 USA. The corporate telephone number is (801) 566-1200. European operations are located at Garrycastle Industrial Estate, Athlone, County Westmeath, Ireland. The telephone number in Ireland is (902) 73932.
PRODUCTS

Obstetrics Market:

 Fetal Monitoring
 About 60% of births are considered "high risk" due to lack of prenatal care, among other factors. In many of these births, labor may become complicated and does not progress normally. The obstetrician must assess progression of labor to be able to intervene with drug therapy, infuse a solution to augment amniotic fluid, or ultimately if necessary, perform a Caesarean section, and be prepared for complications following childbirth. In addition to products already offered, the Company intends to continue to develop and introduce tools that enhance fetal monitoring techniques, a core area of focus.

 To assist the physician in assessing fetal well-being, changes in fetal heart rate (FHR) in conjunction with trends in intrauterine pressure exerted on the fetus are often electronically monitored. UM's intrauterine pressure catheter product line provides for clinician choices from a traditional fluid-filled system to INTRAN(R) PLUS, the state-of-the-art transducer-tipped system. In addition, adjunct FHR electrodes, leg plates, belly bands and chart paper are offered by UM to complete a package of fetal monitoring supplies. UM's intrauterine catheters include:

 - IUP-075 and other custom catheter kits utilize a saline-filled catheter that is placed within the uterine cavity, connected to a separate external reusable or disposable transducer. This product package, utilizing double lumen catheters, was the traditional mode of intrauterine monitoring prior to the introduction of INTRAN. An intrauterine pressure waveform is generated through transmission of a signal to the external pressure transducer.

 - Introduced in 1987, INTRAN I was the first intrauterine pressure catheter that placed the pressure sensor at the source within the uterine cavity. This design eliminated the complicated setup of fluid-filled systems and provided more accurate pressure waveforms. INTRAN I was discontinued in 1995 in favor of the more preferred INTRAN PLUS, which is also covered under UM's original INTRAN patent.

 - INTRAN PLUS was introduced in 1991 and has replaced INTRAN I as the state-of-the-art sensor-tipped IUP catheter. The INTRAN PLUS catheter combines the transducer tip concept of INTRAN I with a refined tip design. A re-zero feature allows the clinician to verify the accuracy of the reference on the monitor. A dedicated amnio lumen provides immediate access to the amniotic fluid environment which may be essential in the diagnosis and intervention of certain fetal conditions. An enhancement to INTRAN PLUS was introduced in 1996 for physicians who wish to monitor the color of amniotic fluid before and after an amnioinfusion intervention without exposing the liquid to the external environment.

 Other Obstetrics Tools.

 CORDGUARD(R) is a unique product released for marketing in 1995 which unifies the multiple steps of clamping the neonate's cord close to the umbilicus, severing the cord without splattering blood, drawing a clean blood sample for diagnostic or therapeutic purposes, and assisting in the removal of the placenta. CORDGUARD's sharpless, closed system reduces the risk of exposure, and consequently reduces the high cost of hospital exposure treatment practices when both OSHA and CDC guidelines are properly implemented. In addition, neonatal blood is generally hard to obtain safely and cleanly, while at the same time it is gaining in perceived diagnostic value to clinicians.

Gynecology Market:

LETZ(R) System:   FINESSE(R) Generator; Disposable Loop, Ball, and Needle
Electrodes; FILTRESSE(R) Evacuator; Other Specialty Electrodes and Other
Supplies.

 The LETZ System is a complete line of products and supplies used to treat cervical intraepithelial neoplasia (CIN) and other lower genital tract lesions related to human papilloma virus (HPV) infections. This procedure of using electrosurgical excision with hemostasis has widely replaced cold knife scalpel, laser and cryotherapy procedures because it is economical, safe, effective, quick and easy to perform, has fewer potential side effects, and requires little physician training. In contrast to laser and cryotherapy, LETZ provides an important tissue specimen for a pathological assessment. In addition, the procedure may be performed by using only local anesthesia in the physician's office, eliminating the time and expense of hospital or surgical center admittance. In 1991 the Company introduced a full line of products necessary to perform the LETZ electrosurgical procedure including the Prendiville disposable loop, the FINESSE electrosurgical generator and other miscellaneous components. The FINESSE electrosurgical generator is the only generator on the market that contains an integral smoke evacuator. The smoke evacuator is required to filter smoke and vapors which contain potentially hazardous particulate material produced during electrosurgery. The disposable loop, the electrode used to excise the tissue specimen, is a pencil-like tube with a thin tungsten wire loop attached. The loop is available in varying sizes and includes a Safe-T-Gauge(R) that can be positioned so the physician can more accurately colposcopically monitor the amount of tissue being excised.

 In 1995, UM received FDA clearance to market its electrosurgical system in general surgery applications, including dermatology applications. In addition, UM received FDA clearance to market FILTRESSETM, a newly developed stand-alone surgical smoke filtration system which combines high filtration efficiency, low cost and convenient use. In 1996, UM received FDA clearance for a specialty electrode that adds suction of eschared tissue as an integral part to a coagulation ball. The Company will continue to develop and introduce specialty tools for specific electrosurgical procedures.

 As one important example, in 1996 UM introduced EPITOMETM, a revolutionary electrosurgical scalpel which delivers precise performance in incision and excision, where minimization of thermal tissue injury is necessary to ensure accurate histological analysis, limited morbidity and post-surgical pain, and cosmetically superior results. The electrode appears to be of particular interest to otolaryngologists and plastic surgeons.

LIBERTYTM System.

 LIBERTY, a device for the conservative treatment and effective control of urinary incontinence in women was also released for marketing by the FDA in 1995. LIBERTY consists of a battery operated stimulator unit and an intravaginal electrode probe. This physiotherapy technique, which can be done in the privacy of home, involves passive strengthening of the periurethral muscles. Pulsed, low voltage, high frequency current is applied primarily to the pudendal nerve causing the pelvic area muscles to contract, leading to better muscle tone. Because electrical stimulation has no known adverse side effects, Liberty provides women suffering from mild to moderate incontinence an effective, lower cost and lower risk alternative to more traumatic treatments such as surgery and drug therapy. Near the end of 1996, UM introduced its redesigned low-cost version of Liberty, intended for ease of home use by patients. The prior version, renamed Liberty Ultra, will still be of interest to physicians who wish to have a full range of waveform options for office use. In addition to the new Liberty, UM has added several probes, including a probe for patients requiring rectal use. In addition to its growing electrostimulation product line, UM intends to add other products that address various aspects of the very prevalent and diverse incontinence conditions.

Tools for Gynecologic Laparoscopy.
 LUMINTM is a proprietary tool developed by UM for reliably and safely manipulating the uterus in gynecological laparoscopic procedures. The product was released for marketing by the FDA in 1995. LUMIN combines the strength, range of motion and versatility of the higher end reusable instruments with the lower cost and cleanliness of the cheaper disposable instruments presently on the market, while at the same time reducing the number of tools needed to move and secure the uterus. The EPITOME scalpel is another UM proprietary tool that will be useful in laparoscopic procedures.

Neonatal Critical Care Market:

DISPOSA-HOODTM.

 The DISPOSA-HOOD is an infant oxygen hood that is used in infant intensive care to administer oxygen to neonates. The Disposa-Hood, which is placed over the infant's head, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head. The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head and provides optimum flows for elimination of CO2 (carbon dioxide) by ventilation. The Disposa-Hood is also designed to prevent cross-contamination, to allow axial rotation of the infant's head without contact with the Disposa-Hood and to aid in the maintenance of the neutral thermal and humidity conditions that are necessary in the care of premature infants.

Critical Care Market:

Blood Pressure Monitoring Products.
Deltran(R) Disposable Transducer.

 A transducer converts one form of energy to another. In pressure monitoring, it is used to convert physiological (mechanical) pressure into an electrical signal that can be displayed on electronic monitoring equipment. In medical applications, transducers had previously been reusable, fragile, subject to declining accuracy with repeated use and had a cost of about $1,000. The development of integrated circuit technology and guided laser technology led to the introduction of the first disposable transducer in the medical market approximately twelve years ago.

 UM has developed and is now distributing its disposable transducer as a stand-alone product, and as a component in pressure monitoring kits through its direct representatives and independent distributors, as well as to other medical companies in the U.S. and internationally.

 Although several other medical companies manufacture disposable pressure transducers ("DPTs"), the Company believes that the Deltran DPT which it has developed sets the standard in terms of reliability and ease of use. UM has qualified an automated assembly line which allows UM to effectively compete with the largest suppliers in terms of low manufacturing costs.

Other Products and Components.

 The Company sells products specifically designed for other medical companies which incorporate UM's proprietary technologies. In addition, UM sells plastic molded parts to a number of medical companies, including its competitors. UM believes that this practice has not affected its competitive position, and extends the benefit that shareholders realize from UM's manufacturing capabilities and technologies.

 Until recently, UM relied on a distribution relationship with Baxter Healthcare for its DPT products. Now UM intends to investigate other distribution means, especially in light of the lower cost of DELTRAN IV. In Japan, where UM was previously restricted from selling through other distribution partners, UM now has agreed to distribute through Biosensors International.

MARKETING.

 UM competes in the marketplace on the basis of its proprietary value-added technologies and cost effective solutions. Its future success will depend upon its ability to innovate and introduce new products into specialized market niches consistent with cost control pressures under a changing health care environment. Speed is a critical success factor in that future performance depends on UM's ability to innovate, develop, test and commercialize new products faster than other medical device companies who possess significantly more resources than UM. With new products that are unique, the Company must be prepared for extensive user training and support.

 The Company currently competes within three distinct product/market arenas, each with differing competitive circumstances from the other:

1)  Critical Care/Blood Pressure Monitoring.

    This is a large, commodity-oriented intensive care/anesthesia monitoring market dominated by two major U.S. suppliers which bundle disposable transducers and accessories with venous and arterial catheters. The products used in monitoring human vital signs have features that are practically undifferentiated among the major competitors. Consequently, hospital purchasing decisions tend to be based on price and delivery. Lack of a dominant distribution partner for this product line, such as Baxter, represents a negative factor that may adversely impact the future. UM's sales of its blood pressure monitoring products through other than Baxter distribution means, although significantly lower in revenues, have historically generated approximately the same magnitude of gross profit dollars. UM's sales through distribution partners excluding Baxter, independent U.S. and international distributors and its limited U.S. direct sales team represented about 5% of the total annual worldwide end-user market in 1996. The worldwide market at end-user price for DPT and accessories exceeds $150 million.

2)  Obstetrics/Fetal Monitoring.

    UM markets its intrauterine pressure catheters ("IUPC") and its fetal heart rate electrodes to hospital labor and delivery departments. Almost exclusively limited to the United States where electronic monitoring is accepted practice, the potential annual market for existing fetal monitoring supplies exceeds $35 million.

 The Company's IUPC sales control over 60% of total IUPC unit sales with a mixture of traditional "fluid-filled" catheters together with sensor-tipped catheters, where five other suppliers compete. The differentiating features of UM's INTRAN PLUS IUPC, educational programs, and breadth of line (which includes both types of IUPCs), have helped UM secure more than a 90% share of the sensor tipped segment, which represents about 60% of total IUPC units used. Because UM's IUPC customers are part of U.S. hospitals which are experiencing consolidation and group purchasing pressures, a negative factor which may adversely affect future IUPC sales would be the acceptance of a new IUPC supplier that could bundle a viable but inferior and cheaper IUPC with broad product lines as part of a group supplies contract. UM believes its patents are an important barrier to competition, and is currently involved with infringement litigation against two new market entrants.

 The hospital labor and delivery department will continue to offer an excellent opportunity where UM's established position in fetal monitoring allows receptiveness for evaluating new obstetrics product concepts. An excellent example is Cordguard, the device that clamps, cuts, and collects blood from the umbilical cord. Cordguard is being marketed and sold through UM's existing sales resources to labor and delivery hospital customers, leveraging current resources where INTRAN has a well-accepted market position. Blood samples are routinely collected in about 50% of births in the U.S. now, and are expected to increase with the greater emphasis being placed on the collection of neonatal blood for both diagnostic and therapeutic purposes. There are no known competitors with products that possess Cordguard's proprietary features. Hospital budgetary constraints represent the most significant obstacle to Cordguard's acceptance. As with any new product that is unique, the ultimate acceptance of the product in the marketplace is subject to many customer preference variables that could result in actual sales performance materially different from current Company expectations.

3)  Gynecological Electrosurgery.

    Since 1991, the office and outpatient market for the electrosurgical cervical loop excision treatment has attracted over ten competitors offering either electrosurgery generators or disposable loop electrodes, or both. The current worldwide annual market exceeds $20 million.

    UM has continued to utilize its direct sales organization to promote educational and clinician support programs. Consequently, UM improved its market share as gynecologists became informed about the advantages of the better equipment and disposables offered by UM. The Company believes that it has established superior cutting and hemostasis capabilities in its FINESSE generators, and an improved safety and "quality tissue specimen" provided by its patented disposable loop line.

    The Company believes that similar surgical procedures will gain wide acceptance in a number of other specialized areas, including dermatology and family practice, and plans to develop and introduce products for these areas based on its electrosurgery expertise. The ultimate adoption of new specialized products is uncertain because they require a high level of user education, require purchasers to work against the trend of standardized general-purpose tool acquisitions, and sales may be limited by the Company's lack of access to important distribution channels.

    In addition to other applications for UM's LETZ electrosurgery system, UM has exploited its understanding of electrosurgery to develop the EPITOMETM scalpel. The major uses of EPITOME are most likely to be in non-gynecologic specialities such as otolaryngology and plastic surgery where precise incisions and closely controlled excisions in highly vascular regions, with minimal thermal side effects, are important. In areas such as these where UM does not have an established market presence, development of new product sales will be slow unless the Company is successful in establishing OEM distribution partnerships.

4)  Conservative Incontinence Therapy.

    Urinary incontinence is an under diagnosed and under reported but prevalent condition in women, especially physically active women over the age of forty. In the United States, at least ten million women suffer from time to time from some form of urinary incontinence: stress, urge or mixed.

    Clinical studies have shown that chances are good that the problem can be improved or cured by strengthening and toning the pelvic floor muscles, especially in women with mild to moderate stress incontinence. The use of electrical stimulation to help strengthen muscles is an approach that is scientifically well understood and is an area of engineering expertise at UM. Adjunct therapy devices and diagnostic tools will become important to developing a system of tools for cost-effective urinary incontinence treatment.

    The aging of the population and increased interest in more conservative and non-surgical therapeutic approaches to solving health problems are two important U.S. trends which will help drive patient adoption of this new product. UM believes that its reputation with gynecologists as an innovator of high quality and cost-effective devices like its "LETZTM" product line will aid in the market acceptance of this therapeutic approach. Market acceptance may be limited by a number of negative factors including the fact that the electrostimulation therapy approach is not a "quick fix" and requires patient discipline to continue a treatment regimen over an extended time span, as well as the fact that the treatment may require a greater time commitment with less revenue dollars than alternative surgical approaches for gynecologists prescribing it.

 DISTRIBUTION.

 Another important success factor in a changing health care industry is "access" to customers. In particular, the U.S. hospital supplier environment has been consolidating as a result of group purchasing decisions and product bundling by large suppliers with diverse product lines. The number of channels and length of time required in evaluating new products for use in hospitals has grown dramatically in recent years. As a potential negative factor to future performance, as UM introduces new products, it may find itself limited with its current distribution channels, or unable to establish viable relationships with other medical companies who have adequate access to users.

 Historically, UM has sold its products, especially those relating to critical care, through independent distributors and other medical companies in both domestic and international markets. However, since 1991, the Company has developed a more focused direct sales organization in the United States with specialized distributors and its own directly employed sales force. The network of direct representatives and specialty distributors is employed to concentrate on select market applications for UM products in geographic territories where they can provide proper customer training and support.

 In March 1997, the U.S. direct sales force consists of 25 territory representatives and sales managers. Especially through the use of closely-controlled clinical education programs, the direct sales force positions UM to gain market leadership with its value-added products within certain niche market applications in obstetrics and gynecological procedures which are trending toward outpatient clinics and physician offices.

 The Company also sells products into commodity markets, or for applications which do not generate enough business to justify a direct selling effort, directly to other medical companies. Additionally, the Company sells component parts to medical companies for use in their product lines. This effort is simply an optimal utilization of manufacturing resources that are needed for UM's main businesses and does not affect the Company's marketing programs.

 The Company sells its products internationally through distributors or through OEM (other medical manufacturers) relationships.

RESEARCH AND NEW PRODUCT DEVELOPMENT.

 New product development is a key to UM's growth plans. UM's current new product development projects are in three areas of focus: 1) obstetrics/ fetal monitoring, 2) female incontinence, and 3) specialized electrosurgical procedures. In terms of R&D output, UM has filed eleven new patent applications in the last four years. In the medical device industry, FDA premarketing approval submissions are one indicator of new product development activities for a given company. In that regard, in the last three years, sixteen FDA premarketing approval submissions have been completed.

 Because of UM's reputation as a successful innovator, its financial strength and its established clinician user base, it enjoys a substantial flow of new product ideas. Senior management comprises a steering committee which continuously screens ideas and investigates new product opportunities. Internal development, joint development, product acquisitions, and licensing arrangements are all included as viable options in the investigation of opportunities. Only a small percentage of ideas survive steering committee feasibility screening. For internal development purposes, upon steering committee approval, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team. The team's objective is to have a clinically proven, manufacturable, and FDA released product ready for marketing by a specific date. Approximately twelve projects on the average, depending on the level of resources required, are underway at UM at any given time. More than 50% of assigned projects do not succeed in attaining a product which meets all of the Company's criteria. In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition.

 Once a product is developed, tooled, fully tested and cleared for marketing by the FDA, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution or not having access to users because of limitations in marketing and distribution resources.

 During 1996, the Company spent $1,387,088 on new product development, which was 3.6% of sales. Included in these expenses were amounts paid to outside entities for activities required for the conduct of clinical evaluations. During 1995 and 1994, new product development expenses were $1,789,167 (4.3% of sales) and $1,528,476 (3.9% of sales), respectively. Expenditures for R&D projects are expected to continue at similar rates, limited more by the Company's ability to process new ideas, as well as organize and integrate the speciality skills necessary to develop innovative products, than by the availability of funds or new product ideas.

EMPLOYEES.

 At December 31, 1996, the Company had 290 employees, 25 of which are located in Ireland. The Company's continued success will depend to a large extent upon its ability to retain its skilled employees. No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which creative and high achieving people want to work.

 To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers. All professional employees sign a confidentiality and non-compete agreement as a condition of employment. None of the Company's employees is represented by labor unions or other collective bargaining groups. All employees participate in performance-based bonus programs.

PATENTS AND TECHNOLOGY LICENSES.

 The Company owns thirty-two unexpired patents and is the licensee of certain other technology. In addition, the Company has applied for other patents. There can be no assurance, however, that patents will be issued with respect to the pending applications or that the issued patents can be successfully defended.

 The ability of the Company to differentiate itself is enhanced by the protection afforded by its patents, but the Company does not feel that its business success is significantly dependent on any one or more of its patents. In any case, UM believes that patents are of less significance in its industry than such factors as innovative skills, technological experience, excellent marketing programs and the management ability of its personnel. The Company owns certain proprietary information and obtains a confidentiality and non-compete agreement from its technical and sales employees, key management and consultants.

 As a matter of policy, UM has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UM proprietary product ideas. During 1996, royalty expenses were $91,038.

 Also as a matter of policy, UM licenses its proprietary technology to others in circumstances where that licensing does not directly compete with UM's own marketing direction. During 1996, the Company received $703,352 in royalty income, compared to $652,894 in 1995, and $650,992 in 1994. This income remains a material portion of UM's earnings and therefore UM's future performance also depends on the performance of other companies who license its technology.

 The Company has historically vigorously and successfully defended its proprietary intangible assets in an industry where patent infringement lawsuits are frequent. Patent infringement lawsuits are currently pending against two companies who UM believes have infringed its Intran patents.
GOVERNMENT REGULATION.

 The Company's products are subject to regulation by the U.S. Food & Drug Administration ("FDA"), as well as other regulatory bodies globally. The FDA has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of medical products. In addition, requirements exist under other federal laws and under state, local and foreign statutes that may apply to the manufacturing and marketing of the Company's products. The Medical Device Amendments of 1976 (the "Amendments") significantly extended the jurisdiction of the FDA to regulate medical devices. Until the adoption of the Amendments, medical devices were subject only to general labeling and purity requirements. The Amendments established three classifications of medical devices, Class I, Class II, and Class III.

 All manufacturers of medical devices must register with the FDA and, with their initial registration, list all medical devices produced by them. This listing must be updated annually. In addition, prior to commercial distribution of devices for human use, the manufacturer must file a notice with the FDA, setting forth certain information about the device, including the classification into which the manufacturer believes it falls.

 Devices which are classified in Class I are subject only to the general controls concerning adulteration, misbranding, good manufacturing practices, record keeping and reporting requirements. Devices classified in Class II must, in addition, comply with performance standards promulgated by the FDA. The Company believes all of its present products are Class I or Class II products and that the Company is in full compliance with all applicable performance standards as well as good manufacturing practices, record keeping and reporting.

 In 1994, UM received certification of its quality system under the ISO 9001/EN 46001 standards ("ISO" stands for "International Organization of Standardization"). EN 46001 is the European Community's effort to harmonize different national regulatory requirements for the development, sale, and manufacture of medical products. Because the ISO standards are in continuous modification, UM remains on a perpetual periodic audit schedule by its independent notified body in order to stay abreast of international regulatory standards. In 1995, UM received formal product certification allowing the use of the CE Mark (demonstrates proof of compliance with the European Community's product standards) for its blood pressure monitoring kits, electrosurgical generators and disposable loop electrodes, representing most of its current product sales overseas. In early 1997, UM received ISO 9001/EN 46001 certification for its Ireland facility.

SOURCES AND AVAILABILITY OF RAW MATERIALS.

 Most of the component parts which the Company purchases from various vendors are readily available from a number of sources. Alternate sourcing of various components is continually underway. Vendors are qualified by Corporate Quality Assurance. The Company has a vendor quality monitoring program that routinely checks all incoming material.

EXPORTS.

 Revenues from foreign customers in 1996 were about $9,739,000 (25% of total sales), as compared to $10,343,000 (25% of total sales) in 1995, and $10,757,000 (27% of total sales) in 1994. Critical care products represented 91% of international sales in 1996, compared to 96% in 1995 and 97% in 1994.

 UM has developed distinct tactics for each of its European markets in the form of pricing, distribution and new product introduction. UM is keenly aware that not only are international markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used.

 UM sees the international marketplace as one of the cornerstones of its growth
strategy.   During 1996, UM completed a new manufacturing facility in Athlone,
Ireland. The facility offers a number of advantages: 1) from a marketing point of view, faster response to European Union customers, including a better understanding of customized needs, less costly distribution and duty-free access to over 350 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity at existing Utah facilities.

BACKLOG.

 As a marketer of primarily disposable products, the nature of UM's business necessitates being very responsive to customer orders and delivering products quickly. Thus an objective of UM is to minimize its shippable backlog. Backlog shippable in less than 60 days including blanket orders from Baxter as of January 1, 1997, was approximately $0.5 million compared to $2.6 million as of January 1, 1996. Backlog excluding Baxter orders was approximately the same on January 1, 1997 and January 1, 1996.

SEASONAL ASPECTS.

 The Company's business is generally not affected by seasonal factors.

PRODUCT LIABILITY RISK MANAGEMENT.

 No product liability lawsuits have been filed against the Company for any of its products in the past five years, despite substantially higher product usage rates over that time. The risk of product liability lawsuits is a negative factor in UM's business because UM's products are frequently used in inherently life threatening procedures to help physicians manage higher risk patients. Although UM's products are proven to be extremely safe over millions of uses, positive outcomes cannot always occur in the procedures where UM's products are used. In litigious cultures (such as the U.S.) frequently driven by attorneys looking for windfalls, patients may look for scapegoats. In any lawsuit against a company where an individual plaintiff has a permanent physical injury, a small probability of a large award always exists whether or not a causal relationship exists. UM is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its future defense should any lawsuits be filed. No product liability lawsuits are currently pending.

FORWARD-LOOKING INFORMATION

 This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.

General risk factors that may impact the Company's revenues include the market acceptance of competitive products, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UM's products at lower prices, the timing and market acceptance of UM's own new product introductions, UM's ability to efficiently manufacture its products, including the reliability of suppliers, success in gaining access to important global distribution channels, budgetary constraints, the timing of regulatory approvals for newly introduced products, and third party reimbursement.

Risk factors, in addition to the risks outlined in the previous paragraph that may impact the Company's assets and liabilities, as well as cash flows, include risks inherent to companies manufacturing products used in health care including claims resulting from the improper use of devices and other product liability claims, defense of the Company's intellectual property, productive use of assets in generating revenues, management of working capital including inventory levels required to meet delivery commitments at a minimum cost, and timely collection of accounts receivable.

Additional risk factors that may affect non-operating income include the continuing viability of the Company's technology license agreements, actual cash and investment balances, asset dispositions, and acquisition activities that may require external funding.

ITEM 2 - PROPERTIES.

Office and Manufacturing Facilities.

 The Company's current operations are located in one 100,000 square foot facility in Midvale, Utah, a suburb of Salt Lake City, and one 77,000 square foot facility in Athlone, Ireland. UM owns its property and facilities, with the exception of a long-term lease on one section of its Midvale parking lot. The Ireland facility operates as a wholly-owned subsidiary under the name Utah Medical Products Ltd. In addition, the Company owns a building in Lehi, Utah which previously housed its molding operations and is currently leased to an unrelated party.

 UM is a vertically-integrated manufacturing company. Capabilities include a machine shop for mold-making and building assembly tools and fixtures; plastics-forming including thermoplastic forming, injection molding and extrusion; sensor production; assembly of mechanical, electrical and electronic components; testing; and advanced packaging in clean room conditions. Facilities also include a well-equipped R&D lab, communications and information systems networked internationally, and administrative offices.

ITEM 3 - LEGAL PROCEEDINGS.

 The Company may be a party from time to time in ordinary routine litigation incidental to its business. The outcomes of lawsuits which are currently pending are not projected to have a materially adverse effect on UM's financial condition or results of operations.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

 No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.


                                    PART II.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

 The Registrant's common stock began trading on the New York Stock Exchange (symbol: UM) on December 26, 1996. It previously traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (symbol UTMD). The following table sets forth the high and low sales price information as reported by NASDAQ and NYSE for the periods indicated:

                                        High          Low


     1996
        First Quarter .............     $21.50      $31.875
        Second Quarter ............      18.875      11.625
        Third Quarter .............      13.125      11.00
        Fourth Quarter ............      14.75       11.25


     1995
        First Quarter .............     $11.00        8.50
        Second Quarter ............      13.625       9.50
        Third Quarter .............      17.50       11.625
        Fourth Quarter ............      21.375      13.375



Stockholders:

    The approximate number of beneficial stockholders of the Registrant's common stock as of March 10, 1997 was 8,000.

Dividends.

    The Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. It is the present intention of the Company to use earnings to finance future growth, for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, and for continued share repurchases when the price of the stock remains extremely undervalued.
ITEM 6 - SELECTED FINANCIAL DATA.

                                       Years Ended December 31,
                             1996        1995         1994        1995          1996
                         -----------  -----------  -----------  -----------  -----------
Net sales                $38,672,632  $42,038,082  $39,644,684  $36,999,059  $36,129,459
Net income                 8,753,891    8,353,738    7,109,360    7,012,285    6,869,720
Earnings per common share,
  assuming full dilution         .93          .82          .68          .60          .57
Total Assets              28,915,685   33,330,379   27,365,183   28,344,113   27,969,840
Long-term Debt                None        None         None         None         None
Cash Dividends
 Per Common Share             None        None         None            $.06      None

                                          Quarterly Data for 1996
                         First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                         -------------  --------------  -------------  --------------

Net Sales                 $ 9,967,590    $10,089,176     $ 9,993,639     $ 8,622,227
Gross Profit                4,595,059      5,005,227       4,989,655       4,533,439
Net Income                  2,483,535      2,170,856       2,190,399       1,909,101
Earnings Per Common Share
 Assuming Full Dilution           .25            .23             .24             .21

                                          Quarterly Data for 1995
                         First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                         -------------  --------------  -------------  --------------

Net Sales                 $ 9,754,041    $10,711,974     $10,715,736     $10,856,330
Gross Profit                4,371,363      5,005,019       5,015,850       5,096,811
Net Income                  1,820,517      2,090,422       2,160,299       2,282,498
Earnings Per Common Share
 Assuming Full Dilution           .18            .21             .21             .23

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following comments should be read in conjunction with accompanying financial statements.

Productivity of Assets and Working Capital.

 a)  Assets.
 Total UM asset turns (ratio of sales to total assets) declined in 1996 because sales decreased 8% while average total assets increased 2.6% from the prior year. Year-ending 1996 total assets declined because the 22% increase in non-cash assets, due primarily to the investment in Ireland manufacturing facilities, was more than offset by the use of excess cash generated from profitable operations to repurchase the Company's shares. Until UM expands sales of new Ob/Gyn products to offset lost sales of blood pressure monitoring transducers to Baxter, which prior to 1996 represented about 39% of total sales, total asset productivity will remain below the targeted turn rate of 1.4.

 1996 net (after accumulated depreciation) property, plant and equipment assets (PP&E) in Utah decreased $300,000, but in Ireland increased $4.8 million. Utah PP&E asset turns based on ending PP&E asset balances were 5.0, still an excellent ratio for a vertically-integrated manufacturing company. Consolidated PP&E asset turns were 2.9 based on year-ending balances, as more than $4.4 million in Ireland facilities was invested without significant contribution by those assets in generating revenues in 1996.

 Inventory turns declined in 1996 due to lower sales with 10% higher average inventory balances. Higher average inventory balances resulted from UM not shutting off its suppliers as rapidly as Baxter reduced its purchases of UM products, maintaining higher balances as a contingency as certain production operations were transferred to Ireland, and ramping up production of newer products, especially Deltran IV and Cordguard, in anticipation of better sales results. The 1996 year-ending accounts receivable (A/R) balance declined almost $2.7 million, allowing calculated days in receivables to improve to 40, based on 4Q 1996 shipments' volume. The calculation overstates the improvement because of the decline in Baxter business. Ignoring 4Q Baxter sales, days in receivables improved to 45. At the end of 1996, aged A/R over 90 days from invoice date were about 3% of total accounts receivable.

 Working capital declined almost $9.3 million in 1996, caused by the cash investment of $4.8 million in Ireland PP&E and the repurchase of stock that exceeded net income by $5.8 million. Components of the change included ending cash & equivalents down about $8.7 million, total receivables down about $1.7 million, inventories up $1.5 million, and other miscellaneous working capital items down $0.4 million. Current liabilities (C/L) were up 10% because of $0.7 million still due the Ireland contractor. Otherwise C/L were down in proportion to lower sales activity. Through its excellent profitability, UM can internally finance its planned non-cash working capital growth that is needed to support new sales growth. In 1997, operations are expected to continue to generate after-tax cash at a rate similar to 1996.

 b)  Liabilities.
 UM has no long term debt obligations. Current liabilities are expected to grow in conjunction with the increase in expenses associated with higher sales. The total debt ratio (which is made up almost entirely of current liabilities) at the end of 1996 was about 16%.

Results of Operations.

 a)  Revenues.
 In 1996, revenues were down 8.0% from 1995. On a quarter-to-previous-year's quarter basis, 1996 revenues were respectively up 2.2%, down 5.8%, down 6.7% and down 20.6%.

 UM divides revenues into three product-line categories: 1) critical care, which is comprised primarily of components used in invasive blood pressure monitoring, but also includes components for other types of pressure monitoring, as well as disposable respiratory products used in hospitals; 2) obstetrics, which is comprised mainly of devices for monitoring intrauterine pressure during labor and delivery, although to a lesser extent electrodes for fetal heart rate monitoring as well as other labor and delivery supplies, and a new product which unifies and improves clinician safety in, the multiple step procedure of cutting, clamping and drawing blood samples from the umbilical cord immediately following childbirth; and 3) gynecology, which is comprised of an electrosurgery system and electrodes used in a procedure called LETZ(R) as well in other types of electrosurgeries, tools used in other minimally invasive surgical procedures including diagnostic laparoscopies, and a device for
conservative treatment of urinary incontinence.   In these three areas, UM's
primary revenue contributors generally enjoy a dominant market share and have important product features protected by patents.

 In 1997, UM intends to expand sales of its new products EpitomeTM, LibertyTM, Cordguard(R), Filtresse(R) and Lumin(R) which were launched in 1995 and 1996, as well as introduce other products in areas of focus including fetal monitoring, electrosurgery and incontinence therapy.

 Critical care revenues represented 50.0% of total 1996 sales, and declined 15.3% from 1995. In the U.S., critical care blood pressure monitoring is a mature business dominated by two large suppliers, Baxter and Abbott. For several years until 1996, Baxter purchased nearly 3 million disposable pressure transducers ("DPT") and accessories annually from UM, representing about 39% of UM's sales. In 1996, sales to Baxter declined by $3.9 million, and sales to Baxter represented only 29% of UM's total sales. Baxter OEM revenues (all of which are included in UM's critical care category) represented 58% of critical care revenues compared to 66% of critical care revenues in 1995. Sales of critical care products in 1996 were $19,336,510 compared to $22,827,753 in 1995, and $23,559,239 in 1994. Sales to Baxter in 1996 were $11,131,944 compared to $14,996,246 in 1995 and $15,299,369 in 1994.

 Sales in the obstetrics sales category declined 2.6% in 1996 and represented 40.9% of total sales, after growing almost 21% in 1995. New competition and distributor overstocking in the previous year limited INTRAN(R) sales growth in 1996. Despite a high level of initial physician enthusiasm, UM's new product Cordguard(R) did not generate expected sales to cost conscious hospitals. Sales of obstetrics products in 1996 were $15,802,300 compared to $16,228,061 in 1995, and $13,429,690 in 1994.

 Gynecology category revenues grew 18.5% in 1996, and represented 9.1% of total revenues. Gynecology product sales were $3,533,822 in 1996 compared to $2,982,268 in 1995, and $2,655,755 in 1994. Several new products contributed modestly to sales growth, including Liberty(R) and Lumin(R) which were introduced in 1995, and EpitomeTM, UM's unique electrosurgical scalpel introduced in mid-1996. UM's success with its new gynecology products depends heavily on providing physician training and support for specific procedures. Marketing of new products represent significant challenges for UM's resources, and will require innovative distribution approaches.

 UM divides its sales channels into "direct" and "OEM" channels. "Direct sales" are sales of UM's products by its own employed sales representatives, by independent commissioned representatives, or by stocking distributors in a
particular geographic region.   "OEM sales" are sales of UM products by other
medical device manufacturers either as a component of a kit, or as a repackaged stand alone product into markets not served by UM's own direct sales resources. In 1996, direct sales represented about 63% of total sales compared to about 58% in 1995 and 52% in 1994. In the U.S., 1996 direct sales represented 73% of sales compared to 68% in 1995 and 64% in 1994.

 Dividing sales into the two channels of direct sales and OEM sales for the product categories of critical care products and obstetrics combined with gynecology products, yields the following split: direct sales in 1996 represented 27% and 99%, respectively, compared to 22% and 99% in 1995 and 20% and 99% in 1994.

 1996 foreign sales were $9,738,958 compared to $10,343,192 in 1995 and $10,756,552 in 1994. Practically all international sales have been of critical care products, for which sales the Company has relied heavily on the efforts of other medical device companies including Baxter (OEM sales channel). Critical care products represented 91% of international sales in 1996 compared to 96% in 1995 and 97% in 1994. Sales through Baxter represented 51% of international sales in 1996 compared to 58% in 1995 and 56% in 1994. Sales through other (than Baxter) OEM companies represented 16% of total international sales in 1996 compared to 16% in 1995 and 23% in 1994.

 UM believes it has substantial sales potential for its existing products in international markets, and therefore plans to continue to commit its resources to international business expansion.

 b)  Gross profit.
 Gross profit margins (profit after subtracting costs of manufacturing products from revenues) in 1996 were 49.4% compared to 46.4% in 1995 and 44.6% in 1994. The 1996 improvement in average gross profit margin was achieved because of the percentage increase in sales of UM's Ob/Gyn products from 45.7% of total sales in 1995 to 50.0% of sales in 1996, combined with a 56% decrease in sales of UM's least profitable product, the Baxter Summit DPT. Given expected faster sales growth in the obstetrics and gynecology product lines which have higher margins relative to UM's critical care products, the trend in improved gross margins is expected to continue in 1997, even though Baxter sales will likely decline by a further $10 million, reducing absorption of fixed manufacturing overhead costs. UM has improved its gross margins as a percentage of sales every year for the last eleven years. In recent years, the improvement has come from improved manufacturing efficiencies, for example, as a result of assembly process automation, and increased direct sales through UM's own employed representatives instead of distributors.

 c)  Operating Profit.
 Operating profits, or income from operations, are the profits achieved after subtracting operating expenses from gross profits. Operating expenses are subdivided into sales, general and administrative expenses (SG&A) and research and development expenses (R&D). UM further divides SG&A into the two categories of sales and marketing expenses (S&M) and general and administrative expenses (G&A). In 1996, despite the 8% decline in sales, operating profits increased 1.0% to $11,809,395 from $11,693,377 in 1995 and $10,041,372 in 1994. Operating expenses were 18.9% of sales in 1996 compared to 18.5% of sales in 1995, and 19.2% in 1994. In dollar terms, 1996 operating expenses were lower than in any of the previous three years. Because of the expected large decrease in Baxter sales in 1997 compared to 1996, operating expenses in 1997 as a percentage of total sales are likely to increase substantially.

 SG&A expenses in 1996 increased to 15.3% of revenues from 14.3% of 1995 revenues, although in dollar terms SG&A expenses declined to $5.93 million in 1996 from $6.01 million in 1995. Although total SG&A expenses declined, the G&A expenses portion increased to $2.52 million in 1996 from $2.38 million in 1995 due to incremental administrative costs in starting up a new Ireland subsidiary. Even though 1997 G&A expenses in dollar terms are budgeted lower than 1996 actuals, they are expected to increase as a percentage of sales.

 UM's S&M expenses pertain primarily to the "direct sales" portion of its business (see previous page). Global direct sales increased about 1% in 1996 while S&M expenses decreased 6%, increasing the productivity of S&M resources. In 1997, UM's S&M expense ratio is expected to change substantially for two reasons: 1) the expected decline in Baxter business will reduce total sales; and 2) two additional U.S. distributors previously representing about 25% of domestic direct sales were terminated at the beginning of 1997 in favor of adding directly employed sales representatives. The change in distribution will increase incremental sales due to elimination of distributor discounts, and improve gross profits, but will also increase S&M expenses.

 R&D expenses in 1996 were 3.6% of sales compared to 4.3% of sales in 1995, and 3.9% in 1994. Although R&D expenses decreased 22% from 1995, UM made six new product 510(k) premarketing submissions to the FDA, consistent with submission activity for the previous two years. The Company employs specialist R&D resources not only to internally develop its own new product ideas, but also, through joint development agreements, licensing of technology, acquisitions and other arrangements, to enhance and complete to commercialization projects initiated by others. UM expects to continue R&D expenses at approximately the same dollar level in 1997.

 d) Non-operating income.
 Non-operating income includes primarily royalties from licensing UM's technology to other companies, interest and capital gains from investing the Company's cash, and gains/losses from the sale of assets. Non-operating income increased $675,809 in 1996 from 1995, and was $919,222 higher than in 1994. The increase was due to an extraordinary payment in the first quarter of 1996 relating to the use of UM's technology, which is subject to a confidentiality agreement. Otherwise, royalties remained about the same as in the prior year. Interest and investment income from cash balances in 1996 was $131,042 lower than in 1995 due to lower average cash balances. Given no change in interest rates and no extraordinary acquisition or other non-interest bearing investment opportunities, 1997 investment income on cash balances is expected to be about the same as 1996. Royalties received vary from period to period depending on the desire and/or success of other companies in selling products licensed by UM. Royalties and other income in 1997 are expected to remain about the same as in 1996, after subtracting the extraordinary payment in the first quarter of 1996 related to the use of UM's pressure monitoring technology.

 e) Earnings before income taxes.
 Earnings before income taxes (EBIT) result from adding UM's non-operating income to its operating profits. 1996 EBIT, as a percentage of sales, were 35.3% compared to 30.6% and 27.6% in 1995 and 1994, respectively. Gross margin improvements, lower operating expenses, and higher non-operating income all contributed to improved EBIT.

 f)  Net income and earnings per share.
 Net income is EBIT minus income taxes. UM's net income expressed as a percentage of sales ranks in the top tier of all U.S. publicly-traded companies at 23%, 20% and 18% for 1996, 1995 and 1994, respectively. After income taxes, 1996 net income was $8,753,891, a new record for the Company, compared to $8,353,738 in 1995 and $7,109,360 in 1994. The effective income tax rate in 1996 was 35.8% compared to 35.0% in 1995 and 35.1% in 1994. Year to year fluctuations in the tax rate have resulted from 1) the use of a foreign sales corporation starting in mid-1992, 2) differing balances in tax-exempt securities investments, 3) differences in distribution of state income taxes, and 4) other factors such as R&D tax credits. Consolidated net income (UM U.S. plus Ireland subsidiary) in 1997 will be incrementally helped by the 10% income tax rate on profits added in Ireland, compared to the approximate 36% tax rate in the U.S.

 Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (fully-diluted to take effect for stock options awarded which have exercise prices below the current market value). Fully diluted 1996 EPS were up 13% to $.93 compared to $.82 in 1995. 1995 EPS were up 21% from $.68 in 1994.
1996 ending weighted average number of common shares assuming full dilution (the number used to calculate fully-diluted EPS) were 9,451,581 compared to 10,172,329 and 10,453,583 shares in 1995 and 1994, respectively. Actual
outstanding common shares as of December 31, 1996 were 8,785,736.   Future EPS
can be increased by investing current net income to increase future net profits through expanded marketable product offerings and profitable business operations, or also by repurchasing stock from the marketplace, thereby reducing the number of outstanding shares. Shareholder value is improved primarily by consistently increasing EPS. Although UM's EPS increased 13% in 1996, the price of its stock decreased 32%. In contrast, the Dow Jones Industrial Average increased 26%, the S&P 500 Index increased 20%, the NASDAQ Composite Index increased 23%, and the MDDI Index of small medical device companies decreased 9%. Small medical device companies were out of favor compared with the rest of the stock market in 1996. Historically, UM's stock price has followed closely its institutional ownership percentage, which declined in 1996.

 Return on shareholders' equity (ROE) is the portion of net income retained by UM to internally finance its growth, divided by average accumulated shareholders' equity during the period. This ROE ratio determines how fast the Company can afford to grow without any external financing that would dilute shareholder interests. For example, a 30% ROE will support 30% growth in revenues. Achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. ROE in 1996 was almost 33%, and has averaged over 30% for the last ten years.

Cash Flows and Capital Resources.

 Cash (and equivalent) balances were $4.5 million at the end of 1996, a decrease of $8.7 million from December 31, 1995. Cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $11,192,927, up from $11,108,155 in 1995, and $8,831,152 in 1994.

 EBDIT (profits from operations and non-operating income, adjusted for non-cash depreciation and amortization expenses and asset write-offs, before taxes) are a measure of UM's ability to generate cash. 1996 EBDIT were $15.4 million, or as a ratio of sales, 40%. EBDIT have grown at a 10% compounded annual rate for the last three years. Since 1987, EBDIT have grown at a 31% compounded annual rate. Cash of $5,618,000 was used in 1996 for capital expenditures (less receipts from disposal) for property and equipment. $320,000 was used for the purchase of intangible assets, including new patent filings. Remaining 1996 investing activities were the purchases and sales of investments which increased cash by a net $6,701,000.

 Capital expenditures that occurred during 1996 should help the Company maintain its competitive position and provide the cost-effectiveness needed to support growth in new markets. Projects included: i) a $4,425,000 investment for completion of the new Ireland manufacturing facility, including enhancements to the Company's computer and communications systems, ii) about $584,000 in molds and other tooling for new products, and iii) about $611,000 to maintain and continuously upgrade pre-existing Utah facilities, equipment and tooling. Planned 1997 capital expenditures in new facilities, equipment and tooling, and intangible assets will be funded from cash generated from 1997 operations.
1996 financing activities used cash of $13,982,000 compared to $3,080,000 in 1995, and $8,393,000 in 1994. Stock repurchases continued to comprise by far the largest use of cash from all categories. The Company repurchased its own common stock during 1996 in the amount of $14,583,000, compared to $4,154,000 in 1995, and $8,532,000 in 1994. In the four years of 1993 through 1996, UM has invested $34,433,543 in repurchasing 3,422,909 of its common shares. In 1996, UM received $602,000 from the issuance of 68,599 shares of stock due to exercises of employee options. In the four years of 1993 through 1996, the Company has issued 360,030 new shares previously awarded under option plans, for which it has received $2,415,000.

 Management believes that current cash balances plus future income from operations will provide the liquidity needed to finance internal growth plans. In addition to the capital expenditures outlined above, UM plans to use cash in 1997 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, and for continued share repurchases when the price of the stock remains extremely undervalued.

 Although UM did not enter into any long term debt agreements in 1996, in 1997, the Company will open an unsecured line of credit with its bank for up to $10,000,000 to facilitate its ability to move rapidly in the event of an opportunity to acquire another company with established revenues and market position complementary to UM's.

Management's Outlook.

 Although the decline in blood pressure monitoring transducer sales to Baxter accelerated much more rapidly than expected in 1996, the full impact of the Baxter change will be realized in 1997. Sales to Baxter in 1997 are projected to decline by another $10 million, unless Baxter modifies its current direction or UM can find replacement OEM customers. The financial impact of the change will be primarily lack of absorption of UM's fixed manufacturing overhead, thus limiting the growth in gross profit margins that would otherwise occur with new product sales. To find other OEM customers, UM will continue to pursue U.S.
and foreign distribution partners, in addition to those enlisted in 1996, who are interested in adding blood pressure monitoring transducers to their critical care product lines. UM believes Deltran to be the recognized best transducer product available at the lowest cost of production.

 In 1997, UM needs to do a better job in effectively implementing its value-added Ob/Gyn marketing strategies. We believe the fundamental driving needs for our new Ob/Gyn products, Cordguard, Liberty, LUMIN, Epitome and Filtresse are real, and the resulting potential markets total about $600 million, ten times the market potential of UM's previously established Ob/Gyn products. However, value-added products only become successful in the marketplace if users understand and accept their value. In that regard, we intend to redouble our marketing efforts in 1997. We also will seek distribution relationships, acquisition of complementary product lines and other innovative marketing approaches that may help expand the use of our new products.

 Access to hospital customers is increasingly constrained by group purchasing decisions. Proprietary products considered essential by physicians are the best competitive vehicle for UM's hospital supplies business when broad product offerings and distribution leverage are limited. Therefore, with respect to cornerstone fetal monitoring (FM) products used in hospitals' labor & delivery departments, UM must actively defend its existing IUPC patents and continue to develop new products representing a quantum improvement in care. It is management's hope that the fetal pH monitoring product, under development for the past four years, may become such a product. Recently, physicians in hospitals have had limited input to purchasing decisions. Decisions regarding patient care may be dominated by immediate purchase cost rather than long-term total costs which are often related to the risk of bad outcomes. However, UM will continue to maintain a long-term perspective and strengthen its disease management focus with Ob/Gyn physicians who we believe are ultimately responsible for their patients' well-being.

 UM's growing number of gynecology practice tools are intended to create opportunities to sell to physicians outside the hospital. In addition to broadening the urinary incontinence product line, we will work on doctors' office gynecology products which address abnormal uterine bleeding, infertility and potential malignancies, in addition to applying the Company's expertise in electrosurgery to other clinical areas where a specialized approach will provide excellent benefits.

 In terms of UM's undervalued share price, which has historically tracked UM's institutional ownership percentage, we feel the time is opportune to introduce the Company to potential foreign investors, especially given the recent listing on the New York Stock Exchange and new operations in Ireland. Of course, we expect the continued use of UM's technology by other medical device companies to continue to further enhance shareholder returns.

Accounting Policy Changes

 The Company has, during 1996, adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized in the financial statements. Note 7 of the Notes to Consolidated Financial Statements presents net income and earnings per share as if the fair value provisions of SFAS No. 123 had been applied.

 Effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, the Company's investments are classified as available-for-sale which results in an adjustment to stockholders' equity for unrealized gains and losses.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
    See index to financial statements and financial statement schedule at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
    None.
                                   PART III.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 The information from the definitive proxy statement of the registrant under the caption, "PROPOSAL NO. 1. ELECTION OF DIRECTORS: General," "Directors and Nominees," "Executive Officers," and "Compliance with Exchange Act Requirements," is incorporated herein by reference, expressly excluding the material set forth under the subcaptions "Report of the Compensation and Option Committee" and "Stock Performance Chart."

ITEM 11 - EXECUTIVE COMPENSATION.

 The information from the definitive proxy statement of the registrant under the caption, "PROPOSAL NO. 1. ELECTION OF DIRECTORS: Executive Compensation," "Compensation and Option Committee Interlocks and Insider Participation," "Employment Agreements, Termination of Employment, and Change in Control," and "Director's Compensation" is incorporated herein by reference, expressly excluding the material set forth under the subcaptions "Report of the Compensation and Option Committee" and "Stock Performance Chart."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The information from the definitive proxy statement of the registrant under the caption, "PROPOSAL NO. 1. ELECTION OF DIRECTORS: Security Ownership of Management and Certain Persons" is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
 None.

                                    PART IV.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a) The following documents are filed as part of this report or incorporated herein by reference.

 1.Financial Statements.
   (See Index to Financial Statements and Supplemental Schedule at page F-1.)

 2.Supplemental Schedule.
   (See Index to Financial Statements and Supplemental Schedule at page F-1.)

 3.Exhibits.

          SEC
Exhibit Reference Title of Document               Location
   No.    No.

   1      3       Articles of Restatement of      Incorporated by
                  the Articles of Incorporation   Reference(1)

   2      3       Bylaws                          Incorporated by
   3      4       Rights Agreement dated as of    Reference(1)
                  October 28, 1994, between       Incorporated by
                  Utah Medical Products, Inc.,    Reference(1)
                  and First Security Bank

   4      4       Designation of Rights,          Incorporated by
                  Privileges, and Preferences     Reference(1)
                  of Series "A" Preferred Stock

   5      10      Employment Agreement dated      Incorporated by
                  December 21, 1992,              Reference(2)
                  with Kevin L. Cornwell*

   6      10      Utah Medical Products, Inc.,    Incorporated by
                  1986 Incentive                  Reference(2)
                  Stock Option Plan*

   7      10      Asset Purchase Agreement with   Incorporated by
                  OB Tech, Inc.,                  Reference(3)
                  dated January 4, 1994

   8      10      Utah Medical Products, Inc.,    Incorporated by
                  1994 Employee Incentive         Reference(1)
                  Stock Option Plan*

   9      10      Utah Medical Products, Inc.,    Incorporated by
                  1993 Directors' Stock           Reference(1)
                  Option Plan

   10     10      Utah Medical Products, Inc.,    Incorporated by
                  Performance Option Plan*        Reference(1)

   11     10      Amendment to Asset Purchase     Incorporated by
                  Agreement effective             Reference(4)
                  February 8, 1996

   12     21      Subsidiaries of Utah Medical    Incorporated by
                  Products, Inc.                  Reference(4)

   13     23      Consent of Deloitte & Touche    This Filing
                  LLP, Company's independent
                  auditors

   14     27      Financial Data Schedule         This Filing




 * Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

   (1) Incorporated by reference from the Company's registration statement on form S-8 filed with the Commission effective February 10, 1995.

   (2) Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 1992.

   (3) Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 1993.

   (4) Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 1995.

 (b) Reports on Form 8-K. None


                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 28th day of March, 1997.

                                   UTAH MEDICAL PRODUCTS, INC.

                                   By: /s/ Kevin L. Cornwell
                                      Chairman and CEO

                                   By: /s/ Kevin L. Cornwell
                                      Secretary and CFO



 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of March, 1997.


                                   By: Stephen W. Bennett
                                      Director

                                   By: /s/ Kevin L. Cornwell
                                      Director

                                   By: /s/ Ernst G. Hoyer
                                      Director

                                   By: /s/ Perry L. Lane
                                      Director

                                   By: /s/ Lori A. Sessions
                                      Director





 UTAH MEDICAL PRODUCTS, INC.
 AND SUBSIDIARY
 Consolidated Financial Statements as of December 31, 1996 and 1995 and for Each of the Three Years in the Period Ended
 December 31, 1996 and Independent Auditors' Report


UTAH MEDICAL PRODUCTS, INC.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                  PAGE

CONSOLIDATED FINANCIAL STATEMENTS:
  Independent Auditors' Report                                     F-2

  Consolidated Balance Sheets, December 31, 1996 and 1995       F-3 - F-4

  Consolidated Statements of Operations for the Years
    Ended December 31, 1996, 1995, and 1994                        F-5

  Consolidated Statements of Stockholders' Equity for
  the Years Ended December 31, 1996, 1995, and 1994                F-6

  Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1996, 1995, and 1994                      F-7 - F-8

  Notes to Consolidated Financial Statements                    F-9 - F-16

FINANCIAL STATEMENT SCHEDULE:
  Financial Statement Schedule for the Years Ended
    December 31, 1996, 1995, and 1994:
    Schedule II - Valuation and Qualifying Accounts                F-17

Financial statement schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements.

INDEPENDENT AUDITORS' REPORT



Utah Medical Products, Inc.:


We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the preceding index to financial statements and financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Utah Medical Products, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Salt Lake City, Utah
January 24, 1997

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1996 AND 1995


ASSETS                                              1996         1995
CURRENT ASSETS:                               ------------  -----------
 Cash                                         $  3,038,956  $ 5,064,913
 Investments available-for-sale (cost:  1996,
 $1,364,673 and 1995, $8,121,001) (Note 2)       1,458,543    8,173,500
 Accounts receivable:
  Trade (less allowance for doubtful
   accounts: 1996, $82,086 and 1995, $83,021)    3,804,857    6,473,810
  Grant claims receivable                          961,408
  Accrued interest and other                       244,577      221,662
 Inventories (Note 3)                            4,750,442    3,277,982
 Prepaid expenses and other current assets          91,273      244,675
 Deferred income taxes (Note 6)                    595,639      372,899
                                              ------------  -----------

    Total current assets                        14,945,695   23,829,441
                                              ------------  -----------

PROPERTY AND EQUIPMENT (Note 4):
 Land                                            1,126,662    1,113,478
 Building and improvements                       8,288,750    3,458,829
 Furniture, equipment, and tooling              10,066,608    8,868,461
 Construction-in-progress                          900,622    1,456,837
                                              ------------  -----------

    Total                                       20,382,642   14,897,605
Less accumulated depreciation and amortization  (7,015,045)  (6,031,246)
                                              ------------  -----------
property and equipment - net                    13,367,597    8,866,359

OTHER ASSETS - Intangible assets (less
accumulated amortization: 1996, $810,171 and
1995, $443,561)                                    602,393      634,579
                                              ------------  -----------
TOTAL                                         $ 28,915,685  $33,330,379
                                              ============  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                              $  1,885,743  $ 1,783,840
Accrued expenses:
 Payroll and payroll taxes                       1,132,309    1,197,692
 Reserve for litigation costs (Note 5)             649,840      314,619
 Income taxes payable (Note 6)                                  105,024
 Other                                             271,947      220,750
Deferred revenue (Note 8)                          135,600       85,600
                                              ------------  -----------
    Total current liabilities                    4,075,439    3,707,525

DEFERRED INCOME TAXES (Note 6)                     369,759      245,289

DEFERRED REVENUE (Note 8)                           87,492      173,208
                                              ------------  -----------
    Total liabilities                            4,532,690    4,126,022
                                              ------------  -----------


COMMITMENTS AND CONTINGENCIES (Notes 5, 7, 8,
and 9)
STOCKHOLDERS' EQUITY (Note 7):
Preferred stock - $.01 par value; authorized
 - 5,000,000 shares; no shares issued or
 outstanding
Common stock - $.01 par value; authorized -
 50,000,000 shares; issued - 8,785,736 shares
 in 1996 and 9,790,937 shares in 1995               87,857       97,909
Unrealized gain on investments available-for-
 sale, net of tax (Note 2)                          58,494       32,707
Cumulative foreign currency translation
 adjustments                                       217,444
Retained earnings                               24,019,200   29,073,741
                                              ------------  -----------
    Total stockholders' equity                  24,382,995   29,204,357
                                              ------------  -----------
TOTAL                                          $28,915,685  $33,330,379
                                              ============  ===========

            See notes to consolidated financial statements.



UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                            1996         1995          1994
                                        -----------  -----------  -----------
NET SALES (Notes 8 and 10)              $38,672,632  $42,038,082  $39,644,684

COST OF SALES (Note 8)                   19,549,252   22,549,039   21,978,638
                                        -----------  -----------  -----------
GROSS MARGIN                             19,123,380   19,489,043   17,666,046
                                        -----------  -----------  -----------
EXPENSES:
  Selling, general, and administrative    5,926,897    6,006,499    6,096,198
  Research and development                1,387,088    1,789,167    1,528,476
                                        -----------  -----------  -----------
          Total                           7,313,985    7,795,666    7,624,674
                                        -----------  -----------  -----------
INCOME FROM OPERATIONS                   11,809,395   11,693,377   10,041,372
                                        -----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Dividend and interest income              453,918      584,960      352,406
  Royalty income                            703,352      652,894      650,992
  Other, net                                677,067      (79,326)     (88,283)
                                        -----------  -----------  -----------

          Total                           1,834,337    1,158,528      915,115
                                        -----------  -----------  -----------
INCOME BEFORE INCOME TAX EXPENSE         13,643,732   12,851,905   10,956,487

INCOME TAX EXPENSE (Note 6)               4,889,841    4,498,167    3,847,127
                                        -----------  -----------  -----------
NET INCOME                               $8,753,891   $8,353,738   $7,109,360
                                        ===========  ===========  ===========
EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE (Note 7)                    $.93         $.83         $.68
                                        ===========  ===========  ===========
EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION (Note 7)              $.93         $.82         $.68
                                        ===========  ===========  ===========

See notes to consolidated financial
statements.



UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                      UNREALIZED
                                                      GAIN(LOSS)
                                                      ON INVEST- CUMULATIVE
                           COMMON STOCK       ADDI-     MENTS     FOREIGN
                             (NOTE 7)        TIONAL   AVAILABLE   CURRENCY
                                             PAID-IN     FOR      TRANSLA-
                          ----------------   CAPITAL  SALE, NET    TION
                           SHARES    PAR     (NOTE 7)   OF TAX    ADJUST-    RETAINED
                                    VALUE              (NOTE 2)    MENTS     EARNINGS
 BALANCE, JANUARY 1,
 1994                  11,105,236 $111,052      None                       $24,702,924

 Net income                                                                  7,109,360
 Shares issued upon
 exercise of employee
 stock options for
 cash (Note 7)             19,785      198                                      74,416

 Shares issued upon
 exercise of employee
 purchase rights
 (Note7)                    3,338       33                                      64,242


 Change in unrealized
 gain (loss) on
 investments
 available-for-sale
 (Note 2)                                             $(101,815)

 Tax benefit
 attributable to
 appreciation of
 common stock related
 to stock options and
 purchase rights
 (Note 7)                                    $11,761

 Common stock
 purchased and
 retired               (1,134,800) (11,348)  (11,761)                       (8,508,742)
                       ----------  -------    ------                        ----------
 BALANCE, DECEMBER 31,
 1994                   9,993,559   99,935      None   (101,815)     None   23,442,200

 Net income                                                                  8,353,738
 Shares issued upon
 exercise of employee
 stock options for
 cash (Note 7)            124,840    1,248                                     811,179

 Shares issued upon
 exercise of employee


 purchase rights
 (Note7)                   39,668      397                                     260,736

 Change in unrealized
 gain (loss) on
 investments
 available-for-sale
 (Note 2)                                               134,522

 Tax benefit
 attributable to
 appreciation of
 common stock related
 to stock options and
 purchase rights
 (Note 7)                                    355,779


 Common stock
 purchased and
 retired                 (367,130)  (3,671) (355,779)                       (3,794,112)
                        ---------   ------  --------                        ----------
 BALANCE, DECEMBER 31,
 1995                   9,790,937   97,909      None     32,707      None   29,073,741

 Net income                                                                  8,753,891
 Shares issued upon
 exercise of employee
 stock options for


 cash (Note 7)             68,599      686                                     600,967

 Change in unrealized
 gain (loss) on
 investments
 available-for-sale
 (Note 2)                                                25,787
 Foreign currency
 translation
 adjustments                                                     $217,444
 Tax benefit
 attributable to
 appreciation of
 common stock related
 to stock options and
 purchase rights
 (Note 7)                                               163,164

 Common stock
 purchased and
 retired               (1,073,800) (10,738) (163,164)                      (14,409,399)
                       ----------  -------  --------                       -----------
BALANCE, DECEMBER 31,
1996                    8,785,736  $87,857      None    $58,494  $217,444  $24,019,200
                       ==========  =======              =======  ========  ===========

                    See notes to consolidated financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                          1996          1995         1994
                                        ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $8,753,891    $8,353,738   $7,109,360
                                        ----------    ----------   ----------
Adjustments to reconcile net income
 to net cash provided by operating
 activities:

 Depreciation and amortization           1,377,051     1,714,906    1,252,666
 Provision for (recovery of) losses
  on accounts receivable                      (935)        5,359       30,266
 Loss on disposal of assets                412,224        24,563       41,064
 Deferred income taxes                    (113,854)      (74,293)     (79,369)
 Tax benefit attributable to exercise
  and disposition of incentive stock
  options and stock purchase rights        163,164       355,779       11,761

Changes in operating assets and
liabilities:
 Accounts receivable - trade             2,669,888       (89,813)    (502,373)
 Accrued interest, grant claims, and
  other receivables                       (984,323)       (8,632)       8,537


 Inventories                            (1,472,460)      745,957      186,399
 Prepaid expenses and other current
  assets                                   106,083      (131,502)     333,933
 Accounts payable                          101,903       (37,462)     353,873
 Accrued expenses                          216,011       334,551      170,631
 Deferred revenue                          (35,716)      (84,996)     (85,596)
                                        ----------    ----------   ----------
     Total adjustments                   2,439,036     2,754,417    1,721,792
                                        ----------    ----------   ----------
     Net cash provided by operating
      activities                        11,192,927    11,108,155    8,831,152
                                        ----------    ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
 Property and equipment                 (5,639,548)   (2,074,745)  (1,821,030)
 Intangible assets                        (320,018)      (62,144)    (521,751)
Purchases of investments                (3,315,186)   (6,888,832)  (3,506,743)
Proceeds from sale and maturities of
investments                             10,015,766     4,483,010    6,150,586
Proceeds from sale of property and
equipment                                   21,750           350        9,145
                                        ----------    ----------   ----------
Net cash provided by (used in)
investing activities                       762,764    (4,542,361)     310,207
                                        ----------    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common
 stock                                    $601,653    $1,073,560     $138,889
Common stock purchased and retired     (14,583,301)   (4,153,562)  (8,531,851)
                                        ----------    ----------   ----------


     Net cash used in financing
     activities                        (13,981,648)   (3,080,002)  (8,392,962)
                                        ----------    ----------   ----------
NET INCREASE (DECREASE) IN CASH         (2,025,957)    3,485,792      748,397

CASH AT BEGINNING OF YEAR                5,064,913     1,579,121      830,724
                                        ----------    ----------   ----------
CASH AT END OF YEAR                     $3,038,956    $5,064,913   $1,579,121
                                        ==========    ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION - Cash paid during the
year for income taxes                   $5,111,183    $4,156,894   $3,831,487

                See notes to consolidated financial statements.


UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   Utah Medical Products, Inc. and its wholly owned subsidiary, Utah Medical Products Ltd. which operates a manufacturing facility in Ireland, (the Company) are in the business of producing cost-effective devices for the health care industry. The Company's broad range of products includes those used in critical care areas and the labor and delivery department of hospitals, as well as outpatient clinics and physician's offices. Products are sold in both domestic U.S. and international markets.

   The accounting policies of the Company conform to generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities and reported amounts of revenues and expenses. Actual amounts could differ from these estimates.

   The following is a summary of the more significant of the Company's accounting policies:

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include those of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.


   RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 consolidated financial statements to conform to classifications adopted in 1996.

   INVESTMENTS AVAILABLE-FOR-SALE - Investments consist of mutual funds, bonds, and equities. The Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company's investments are classified as available-for-sale which results in an adjustment to stockholders' equity for unrealized gains and losses (see
   Note 2). Realized gains and losses are determined on the specific identification method.

   GRANT CLAIMS RECEIVABLE - Grant claims receivable consists of amounts due from the Industrial Development Agency (Ireland) under capital and employment grant agreements for the construction and operation of the Company's Ireland manufacturing facility.

   INVENTORIES - Finished products, work-in-process, and raw materials and supplies inventories are stated at the lower of cost (computed on a first-in, first-out method) or market (see Note 3).

   PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives as follows:

     Building and improvements                      30 - 40 years
     Furniture, equipment, and tooling               3 - 10 years


   INTANGIBLE ASSETS - Costs associated with the acquisition of patents, trademarks, goodwill, and license rights are capitalized and amortized using the straight-line method over periods ranging from 5 to 17 years.

   INCOME TAXES - The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, whereby deferred taxes are computed under the liability method (see Note 6).

   DEFERRED REVENUE - Amounts received in advance from customers for the sale of product rights and price reductions are recognized as revenue as the related products are sold considering the future marketability of the products.

   EARNINGS PER SHARE - Earnings per share are based on the following weighted average number of shares outstanding:

                                      1996       1995        1994
                                   ---------  ----------  ----------
    Weighted average number of     9,451,581  10,042,430  10,436,094
    common and common equivalent
    shares


    Weighted average number of
    common shares assuming full
    dilution                       9,451,581  10,172,329  10,453,583


   The computation of earnings per common and common equivalent share is based on the weighted average number of shares outstanding during each year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.

   The computation of earnings per common share assuming full dilution is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the market price per share at the end of the year.

   STATEMENTS OF CASH FLOWS - For purposes of the consolidated statements of cash flows, the Company considers cash on deposit and short-term investments with original maturities of three months or less to be cash and cash equivalents.

   TRANSLATION OF FOREIGN CURRENCIES - Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the applicable exchange rates at year-end. Net exchange gains or losses resulting from the translation of the Company's assets and liabilities are reflected as a separate component of stockholders' equity. Income and expense items are translated at the average rate of exchange during the year and included in other income or expense.

2. INVESTMENTS
   The amortized cost and estimated market values of investment securities as of December 31, 1996 were as follows:


                                            GROSS       GROSS    ESTIMATED
                              AMORTIZED  UNREALIZED  UNREALIZED    MARKET
                                 COST       GAINS      LOSSES      VALUE
                             -----------  ---------  ---------  ----------
Municipal bonds              $   521,040             $    (411) $  520,629
Equities and other               843,633   $104,286    (10,005)    937,914
                             -----------  ---------  ---------  ----------
Total                        $ 1,364,673   $104,286  $ (10,416) $1,458,543
                             ===========  =========  ========== ==========

   The amortized cost and estimated market value of investments at December 31, 1995 were as follows:


                                            GROSS        GROSS    ESTIMATED
                              AMORTIZED  UNREALIZED   UNREALIZED   MARKET
                                 COST       GAINS       LOSSES     VALUE
                             -----------  ----------  ---------  ----------
Municipal bonds              $ 5,646,994   $ 13,620  $    (961) $5,659,653
Taxable bonds                  1,499,844        466              1,500,310
Equities and other               974,163     67,634    (28,260)  1,013,537
                             -----------  ---------  ---------  ----------
Total                        $ 8,121,001   $ 81,720  $ (29,221) $8,173,500
                             ===========  =========  ========== ==========


   Debt securities amortized cost of $521,040 and estimated market value of $520,629 at December 31, 1996 are due in one year or less. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

   During the years ended December 31, 1996 and 1995, there were $10,015,766 and $4,483,010, respectively, in proceeds from the sale of investment securities resulting in gross realized losses of $28,476 and $8,328, respectively, and gross realized gains of $15,341 and $59,187, respectively. The net unrealized gain on investment securities available-for-sale included in stockholders' equity for the years ended December 31, 1996 and 1995 is $58,494 and $32,707, respectively, which are net of the deferred tax liability of $35,376 and $19,792, respectively (see Note 6).

3. INVENTORIES

   Inventories at December 31, 1996 and 1995 consisted of the following:

                                       1996          1995
                                    ----------     ----------
Finished products                   $1,000,438     $  872,419
Work-in-process                      1,010,086        687,746
Raw materials                        2,739,918      1,717,817
                                    ----------     ----------
Total                               $4,750,442     $3,277,982
                                    ==========     ==========

4. PROPERTY AND EQUIPMENT

   Included in the Company's consolidated balance sheets are the assets of its manufacturing facility in Ireland. Property and equipment, by location, as of December 31, 1996, are as follows:

                             U.S.       IRELAND       TOTAL
                          ----------   ----------   ----------
Land                      $  678,447   $  448,215   $1,126,662
Building and
 improvements              3,551,139    4,737,611    8,288,750
Furniture, equipment,
 and tooling               9,735,395      331,213   10,066,608
Construction-in-progress     662,514      238,108      900,622
                          ----------   ----------   ----------
Total                     14,627,495    5,755,147   20,382,642
Accumulated depreciation
 and amortization         (6,896,623)    (118,422)  (7,015,045)
                          ----------   ----------   ----------
Property and equipment,
 net                      $7,730,872   $5,636,725  $13,367,597
                          ==========   ==========  ===========

   At December 31, 1995, assets included in the consolidated balance sheet attributable to the Ireland facility consisted of $435,000 land and $390,000 construction-in-progress.

5. COMMITMENTS AND CONTINGENCIES

   OPERATING LEASES - The Company has an operating lease agreement for land adjoining the Company's U.S. facilities for a term of forty years commencing on September 1, 1991. On September 1, 1996 and subsequent to each fifth lease year, the basic rental is adjusted for published changes in a price index. Rent expense under the operating lease agreement was $33,225, $32,400, and $32,400 for the years ended December 31, 1996, 1995, and 1994, respectively.

   Future minimum lease payments under the operating lease obligation as of December 31, 1996 were as follows:

        Year ending December 31:
          1997                          $   34,874
          1998                              34,874
          1999                              34,874
          2000                              34,874
          2001                              34,874
          Thereafter                     1,034,597
                                        ----------
        Total minimum lease payments    $1,208,967
                                        ==========

   PRODUCT LIABILITY - The Company is self-insured for product liability risk.

   LITIGATION - The Company is involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business. The Company believes that pending litigation will not have a materially adverse effect on its financial condition or results of operations.



6. INCOME TAXES

   Deferred tax assets and liabilities as of December 31, 1996 and 1995 consisted of the following temporary differences:

                                   1996                   1995
                            ------------------     -----------------
                                         LONG-                 LONG-
   ASSETS                   CURRENT      TERM       CURRENT    TERM
                            -------    -------     --------   ------
   Inventory write-downs
   not currently
   deductible for tax
   purposes                $199,477                $102,038

   Allowance for doubtful
   accounts not
   deductible for tax
   purposes until written
   off                       30,946                  31,382


   Accrued liabilities
   not deductible for tax
   purposes until paid      349,471                 226,915

   Deferred revenue
   previously recognized


   for tax purposes          51,121     $32,941      32,356   $65,473

   Other                                  9,732                65,026
                                        -------               -------
   Total                    631,015      42,673     392,691   130,499
                            =======     =======     =======   =======
   LIABILITIES

   Unrealized gain on
   investments available-
   for-sale                 (35,376)                (19,792)

   Accelerated
   depreciation and
   amortization for tax
   purposes                            (412,432)             (375,788)
                                      ---------             ---------

   Deferred income taxes
   - net                   $595,639   $(369,759)   $372,899 $(245,289)
                           ========   =========    ======== =========

   The components of income tax expense for the years ended December 31, 1996, 1995, and 1994 were as follows:

                              1996        1995        1994
                          ----------   ----------  ----------
   Current                $5,003,695   $4,572,460  $3,926,496
   Deferred                 (113,854)     (74,293)    (79,369)
                          ----------   ----------  ----------

   Total                  $4,889,841   $4,498,167  $3,847,127
                          ==========   ==========  ==========

   Income tax expense differed from amounts computed by applying the statutory Federal rate to pretax income as follows:

                              1996        1995        1994
                          ----------   ----------  ----------
    Computed Federal
     income tax expense
     at the statutory
     rate of 34%          $4,638,869   $4,369,648  $3,725,206

    Non-taxable
     investment income       (76,512)    (124,604)    (94,266)
    State income taxes       718,724      642,638     561,967
    Foreign sales
     corporation            (223,376)    (228,760)   (251,262)
    Other                   (167,864)    (160,755)    (94,518)
                          ----------   ----------  ----------
   Total                  $4,889,841   $4,498,167  $3,847,127
                          ==========   ==========  ==========

7. STOCKHOLDERS' EQUITY

   OPTIONS - The Company has stock option plans which authorize the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate 4,722,500 shares of common stock. All options granted under the plans may be exercised from between one and ten years following the date of grant. The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees, and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company.

   Changes in stock options were as follows:

                                                 PRICE RANGE
1996                                  SHARES      PER SHARE
                                      -------  ---------------
 Granted                              451,500  $14.25 -$20.50
 Expired or canceled                  276,620    7.25 - 20.50
 Exercised                             68,599    7.25 - 11.33
 Total outstanding at December 31     692,600    7.25 - 14.25
 Total exercisable at December 31     295,996    7.25 - 11.33

1995

 Granted                                       $ 9.50 - $10.63
 Expired or canceled                   39,517    6.58 - 10.00
 Exercised                            124,840    6.33 - 10.00
 Total outstanding at December 31     586,319    7.25 - 11.33
 Total exercisable at December 31     198,500    7.25 - 11.33

1994

 Granted                              325,000  $ 7.25 - $10.00


 Expired or canceled                   73,836    6.58 - 10.00
 Exercised                             19,785    5.25 -  6.58
 Total outstanding at December 31     550,676    6.33 - 11.33
 Total exercisable at December 31     184,605    6.33 - 11.33



   PURCHASE RIGHTS - The Company adopted an Employees' Stock Purchase Program in December 1990 whereby employees of record on December 21, 1990 were granted rights to purchase a maximum of 120,000 shares of common stock at the grant date market value of $6.58. These purchase rights were exercised or expired prior to December 21, 1995.

   Changes in stock purchase rights were as follows:

                                                  PRICE RANGE
                                       SHARES      PER SHARE
                                      -------  ---------------
1995

Granted                                   None
Expired or cancelled                     1,054      $6.58
Exercised                               39,668       6.58
Outstanding at December 31                None
Exercisable                               None

1994

Granted                                   None
Expired or cancelled                     1,945      $6.58


Exercised                                3,338       6.58
Outstanding at December 31              40,722       6.58
Exercisable                             40,722       6.58


   For the years ended December 31, 1996, 1995, and 1994, the Company reduced current income taxes payable and increased additional paid-in capital by $163,164, $355,779, and $11,761, respectively, for the income tax benefit attributable to appreciation of common stock related to stock options and purchase rights.

   STOCK-BASED COMPENSATION - The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              1996         1995
                                          ----------   ----------
Net earnings - as reported                $8,753,891   $8,353,738
Net earnings - pro forma                   8,580,509    8,240,947
Earnings per share assuming full dilution $      .93   $      .82
- as reported
Earnings per share assuming full dilution        .91          .81
- pro forma


   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
                                              1996         1995
                                          ----------   ----------
Expected dividend yield                        0.0%         0.0%
Expected volatility                           48.7%        48.7%
Risk free interest rate
 (weighted average)                           6.57%         7.4%
Expected life of options                   3.6 years    3.6 years


   The per-share weighted average fair value of options granted during 1996 and 1995 is $4.67 and $4.14, respectively.

8. PRODUCT SALE AND PURCHASE COMMITMENTS
   The Company had exclusive and nonexclusive agreements to sell certain products to Baxter Healthcare Corporation (Baxter) under license agreements and had sales to Baxter of approximately $11,132,000, $14,996,000, and $15,299,000 during the years ended December 31, 1996, 1995, and 1994, respectively.

   The Company has license agreements with other unrelated companies to provide exclusive and non-exclusive rights to purchase, market, distribute, or manufacture the Company's products. The Company received royalties and license fees, some of which were received in advance and have been deferred and amortized over the terms of the respective agreements.
   The Company has license agreements for the rights to develop and market certain products owned by unrelated parties. Under the terms of such agreements, the Company is required to pay royalties ranging from 1.5% to


   5.0% of sales, and in one case certain payments to the developer contingent upon the product achieving certain annual revenue thresholds.

9. EMPLOYEE BENEFIT PLAN

   The Company has a contributory 401(k) savings plan for employees who work 30 hours or more each week, who are at least 21 years of age, and have a minimum of one year of service with the Company. The Company's contribution is determined annually by the Board of Directors and was approximately $78,800, $57,200, and $52,100 for the years ended December 31, 1996, 1995, and 1994, respectively.

10.EXPORT SALES
   Sales to customers in foreign countries were approximately $9,739,000, $10,343,000, and $10,757,000 for the years ended December 31, 1996, 1995, and 1994, respectively.
                                     ******


                                                               SCHEDULE
                                                                     II

UTAH MEDICAL PRODUCTS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
-----------------------------------------------------



                                      ADDITIONS
                             BALANCE   CHARGED                  BALANCE
                                AT        TO                       AT
DESCRIPTION                 BEGINNING COSTS AND                  END OF
                             OF YEAR   EXPENSES  DEDUCTIONS       YEAR
-----------                 --------- ---------  ----------     -------
ACCUMULATED AMORTIZATION OF
 INTANGIBLE ASSETS:


  1996                      $443,561  $366,610                 $810,171
                            ========  ========                 ========
  1995                      $102,078  $342,333      $850       $443,561
                            ========  ========   =======       ========
  1994                       $55,208   $46,870                 $102,078
                            ========  ========                 ========

ALLOWANCE FOR DOUBTFUL ACCOUNTS:



  1996                       $83,021                $935        $82,086
                            ========             =======       ========
  1995                       $77,662             $(5,359)       $83,021
                            ========             =======       ========
  1994                       $47,396   $32,665    $2,399        $77,662
                            ========  ========   =======       ========

ALLOWANCE FOR SALES RETURNS:

  1996                       $24,545                            $24,545
                            ========                           ========
  1995                       $24,545                            $24,545
                            ========                           ========
  1994                       $12,545   $12,000                  $24,545
                            ========  ========                 ========

(1) Deductions represent accounts written off against the allowance.
(2) Amount represents recoveries which increased the allowance.