Form 10-Q
period 1997-03-31
UTAH MEDICAL PRODUCTS INC
filed 1997-05-15
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934



For quarter ended: March 31, 1997            Commission File No. 1-12575


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

  The number of shares outstanding of the registrant's common stock as of May 13, 1997: 8,488,786

-------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

-------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                   UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                         BALANCE SHEETS AS OF MARCH 31, 1997
                                AND DECEMBER 31, 1996
                                     (Unaudited)

                                               MARCH 31,         DECEMBER 31,
                                                 1997               1996
                                             ------------        -----------
ASSETS

Cash                                           $1,904,590         $3,038,956
Investments                                     1,069,975          1,458,543
Accounts receivable - net                       2,600,767          3,804,857
Other receivables                               1,224,725          1,205,985
Inventories                                     5,928,591          4,750,442
Prepaid expenses                                  248,976             91,273
Deferred income taxes                             603,875            595,639
                                              -----------        -----------
Total current assets                           13,581,499         14,945,695

PROPERTY AND EQUIPMENT - NET                   13,298,868         13,367,597

INTANGIBLE ASSETS - NET                           803,351            602,393
                                              -----------        -----------

TOTAL                                         $27,683,718        $28,915,685
LIABILITIES AND STOCKHOLDERS' EQUITY          ===========        ===========


CURRENT LIABILITIES:
Accounts payable                               $1,974,510         $1,885,743
Accrued expenses:
 Payroll and payroll taxes                        702,851          1,132,309
 Reserve for litigation expense                   704,790            649,840
 Income taxes payable                             329,193
 Other                                            331,182            271,947
Deferred revenue                                  110,600            135,600
                                              -----------        -----------
Total current liabilities                       4,153,126          4,075,439

DEFERRED REVENUE                                   66,063             87,492

DEFERRED INCOME TAXES                             463,949            369,759

                                              -----------        -----------
Total liabilities                               4,683,138          4,532,690
                                              -----------        -----------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value;
 authorized - 5,000,000 shares; no shares issued or outstanding

Common stock - $.01 par value; authorized
 - 50,000,000 shares; issued - March 31,
 1997, 8,608,486 shares December 31,
 1996, 8,785,736 shares                            86,085             87,857

Unrealized gain on investments
 available-for-sale, net of tax                    71,124             58,494

Cumulative foreign currency translation
 adjustment                                       (96,902)           217,444
Retained earnings                              22,940,273         24,019,200
                                              -----------        -----------

Total stockholders' equity                     23,000,580         24,382,995
                                              -----------        -----------

TOTAL                                         $27,683,718        $28,915,685
                                              ===========        ===========


             see notes to consolidated financial statements

                   UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                 STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                    ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                  (Unaudited)


                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                               ------------------------
                                               1997               1996
                                             ----------        ----------

NET SALES                                    $5,173,394        $9,967,590

COST OF SALES                                 2,465,794         5,372,531
                                             ----------        ----------
GROSS MARGIN                                  2,707,600         4,595,059
                                             ----------        ----------

EXPENSES:
Selling, general and administrative           1,377,138         1,448,347
Research & development                          237,938           358,874
                                             ----------        ----------

Total                                         1,615,076         1,807,221
                                             ----------        ----------

INCOME FROM OPERATIONS                        1,092,524         2,787,838

OTHER INCOME                                    528,401         1,098,758
                                             ----------        ----------

INCOME BEFORE INCOME TAX EXPENSE              1,620,925         3,886,596

INCOME TAX EXPENSE                              580,940         1,403,061
                                             ----------        ----------
NET INCOME                                   $1,039,985        $2,483,535
                                             ==========        ==========


EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE                                 $0.12             $0.25
                                             ==========        ==========
EARNINGS PER COMMON SHARE ASSUMING
 FULL DILUTION                                    $0.12             $0.25
                                             ==========        ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES                     8,730,724        10,041,513
                                             ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES ASSUMING FULL DILUTION                8,730,724        10,041,513
                                             ==========        ==========


                 See notes to consolidated financial statements

                   UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                  (Unaudited)

                                                            MARCH 31,
                                                      1997            1996
                                                  ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $1,039,985        $2,483,535
                                                  ----------        ----------
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization                       309,328           341,807
 Provision for losses on accounts receivable           1,109            11,385
 Loss on disposal of assets                            7,221           372,311
 Deferred income taxes                                78,311            42,114
 Tax benefit attributable to exercise and
  disposition of incentive stock options and
  stock purchase rights                               14,877            56,383

Changes in operating assets and liabilities:
 Accounts receivable - trade                       1,202,981           923,641
 Accrued interest and other receivables              (18,739)            7,105
 Inventories                                      (1,178,150)         (340,741)
 Prepaid expenses                                   (157,703)          (14,966)
 Accounts payable                                     88,767           (88,849)
 Accrued expenses                                     13,920         1,059,928
 Deferred revenue                                    (46,429)          (21,429)
                                                  ----------        ----------
Total adjustments                                    315,493         2,348,689
                                                  ----------        ----------
Net cash provided by operating activities          1,355,478         4,832,224
                                                  ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
 Property and equipment                             (520,520)       (1,100,277)
 Intangible assets                                  (214,408)         (250,240)
Purchases of investments                            (112,200)       (2,232,923)
Proceeds from sale and maturities of investments     516,977         3,035,000
Proceeds from sale of property and equipment           3,500             8,250
                                                  ----------        ----------
Net cash used in investing activities               (326,651)         (540,190)
                                                  ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                95,173           160,063
Common stock purchased and retired                (2,258,366)       (1,118,623)
                                                  ----------        ----------
Net cash used in financing activities             (2,163,193)         (958,560)
                                                  ----------        ----------

NET INCREASE (DECREASE) IN CASH                   (1,134,366)        3,333,474

CASH AT BEGINNING OF PERIOD                        3,038,956         5,064,913
                                                  ----------        ----------
CASH AT END OF PERIOD                             $1,904,590        $8,398,387
                                                  ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for income taxes
                                                     $12,260          $182,245


                 See notes to consolidated financial statements




                          UTAH MEDICAL PRODUCTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Utah Medical Products, Inc. ("UM" or "the Company") annual report on form 10-K for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.
The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

(2)  Inventories at March 31, 1997 and December 31, 1996 consisted of the following:
                                    March 31,       December 31,
                                       1997            1996
                                    ----------      ----------

           Finished goods           $1,258,403      $1,000,438
           Work-in-process           1,360,736       1,010,086
           Raw materials             3,309,452       2,739,918
                                    ----------      ----------
             Total                  $5,928,591      $4,750,442



(3) The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based
Compensation." Accordingly, no compensation cost has been recognized in the financial statements.

(4)  In February 1997, the  Financial Accounting Standards Board issued SFAS No.
128, "Earnings per Share." This standard establishes standards for computing earnings per share ("EPS"). SFAS No. 128 simplifies the approach for computing
EPS previously found in APB Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted. The computation of basic and diluted EPS under SFAS No. 128 would not have changed the net income amounts for the three months ended March 31, 1997 and 1996 herein reported.

(5) Forward-Looking Information. This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate,"
"believe," "should," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.

  General risk factors that may impact the Company's revenues include the market acceptance of competitive products, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UM's products at lower prices, the timing and market acceptance of UM's own new product introductions, UM's ability to efficiently manufacture its products, including the reliability of suppliers, success in gaining access to important global distribution channels, marketing success of UM's distribution and sales partners, budgetary constraints, the timing of regulatory approvals for newly introduced products, and third party reimbursement.

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

 a)  Overview

   First quarter (1Q) 1997 financial results were disappointing compared to 1Q
1996, which was the Company's record for quarterly earnings per share. Sales suffered in comparison because of the permanent decline in sales of disposable pressure transducers to Baxter, the transient pipeline "unfilling" from changing two regional independent distributors to direct sales representatives, and increased competition from two manufacturers which UM believes are infringing its patents. Despite sales which declined by 48%, gross profit margins improved to 52.3% of sales as compared to 46.1% of sales in 1Q 1996. Operating profit margins were hampered because of the lower sales volume, which caused operating expenses to increase from 18% of sales in 1Q 1996 to 31% of sales in 1Q 1997, despite the fact that actual operating expenses in 1Q 1997 were about $200,000 lower than in 1Q 1996. 1Q 1997 income before taxes declined disproportionately because non-operating income received from other medical companies for the use of UM's technology was unusually high in the prior year's first quarter (about
$570,000 higher in 1Q 1996 than in 1Q 1997).

 b)  Revenues

   UM divides revenues into three product-line categories: 1) critical care, which is comprised primarily of components used in invasive blood pressure monitoring, but also includes components for other types of  pressure monitoring, as well as disposable respiratory products used in hospitals;  2)
obstetrics, which is comprised mainly of devices for monitoring intrauterine pressure during labor and delivery, although to a lesser extent electrodes for fetal heart rate monitoring as well as other labor and delivery supplies, and a product which unifies and improves clinician safety in the multiple step procedure of clamping, cutting, and drawing blood samples from the umbilical cord immediately following childbirth; and  3) gynecology, which comprises an electrosurgery system used in a procedure called LETZ(R), tools used in other minimally invasive surgical procedures including diagnostic laparoscopies, and a device for the conservative treatment of urinary incontinence.

   Critical care product revenues were $2,042,000 (39% of total revenue) in 1Q
1997, compared to $5,790,000 (58% of total revenue) in 1Q 1996. Sales to Baxter in 1Q 1997 were $454,000 compared to $3,794,000 in 1Q 1996. As previously announced, Baxter stopped purchasing disposable pressure transducers ("DPT") from UM at the end of 1996. 1Q 1997 Baxter sales were miscellaneous components.
 First quarter 1997 sales to Vital Signs, Inc., (anticipated as a replacement distributor for Baxter) were virtually zero. UM is actively seeking other potential DPT distribution partners in the U.S. needed to exploit the Company's
DPT manufacturing capabilities.

   In the U.S., critical care blood pressure monitoring is a mature business dominated by two large suppliers, Baxter and Abbott. UM's non-Baxter critical care sales were $1,588,000 in 1Q 1997 compared to $1,996,000 in 1Q 1996, a 20%
decline. The decline is expected to be temporary. Non-Baxter critical care sales are expected to return to the 1996 quarterly average of about $2,000,000 per quarter for the remainder of 1997.

   The obstetrics revenue category declined 32.2% in 1Q 1997 from the same quarter of 1996 and represented 45% of total sales compared to 35% in 1996.
Sales of obstetrics products in 1Q 1997 were $2,335,000 compared to $3,445,000 in 1Q 1996. At the beginning of 1997, UM continued to convert from distributors to direct sales representatives for geographical territories that represented about 25% of UM's domestic business. Although the most recent changes are expected to have a positive impact on sales later in the year, 1Q sales suffered as terminated distributors were allowed to deplete their inventories. UM has been converting its Ob/Gyn sales resources in the U.S. from third party distributors to its own employed direct representatives for the last five years.

   Additionally, two companies are now competing with UM for its Intran(R) business with cheaper products. Because the Company believes both are infringing UM patents, legal remedies are being sought against those companies.

   In addition, UM has retained an independent marketing firm to help focus the Company's efforts to provide evidence needed to the marketplace to support the value of Intran compared with competing products.

   The third product line, gynecology products, includes Liberty(R), a system for conservatively treating urinary incontinence, Lumin(R), a unique tool used in laparoscopic procedures to manipulate the uterus, and EpitomeO, a unique ceramic scalpel, in addition to UM's LETZ system of electrosurgery equipment and disposable electrodes.  Gynecology revenues increased 9% to $797,000 in 1Q 1997
from $732,000 in 1Q 1996, and  represented 15% of total revenues.   Epitome unit
sales increased to 7,500 units in 1Q 1997 from about 6,500 units in 4Q 1996.  UM continues to seek a substantial OEM marketing partner who has the ability to spur Epitome sales in non-gynecology surgical specialties.  UM's past successes with its gynecology products resulted from providing physician training along with equipment and tools designed for specific procedures.  The Company believes that future success will depend on similar efforts.  Effective marketing of new products launched in the past year represent significant challenges for UM's marketing resources.  Recently, UM announced an agreement with the Urological
Division of C.R. Bard, Inc. to conduct a pilot sales program to test the distribution capability of UM's direct sales representatives who call on office gynecology practices in selling the Bard 4 Channel Fiberoptic Urodynamic System.

   Despite the difficult time UM is now having in sales activity, long term prospects remain bright. The Company has in place a number of programs and actions that should change the current situation summarized as follows: 1) new products with patent protection that address unfilled needs with large market potential, 2) continuing discovery and investment with leading practitioners in improving cost-effective care and patient outcomes in specific disease categories, 3) globalization of business, 4) continual reduction in costs of manufacturing, 5) aggressive litigation regarding protection of proprietary rights, 6) an architectural shift in marketing programs designed to focus on customers' key needs and prove the unique value of our products, and 7) active deal-making initiatives to expand distribution partners for existing products and expand availability of marketable products to our existing distribution resources.

   First quarter 1997 foreign sales were $1,194,000 (23% of total sales) compared to $2,750,000 (28% of total sales) in 1Q 1996. Lower sales to Baxter accounted for about 96% of the decrease, as foreign sales to Baxter dropped from $1,496,000 in 1Q 1996 to $114,000 in 1Q 1997. Critical care products represented 84% of international sales in 1Q 1997 compared to 92% in 1Q 1996.

   UM believes it has substantial sales potential for its products in international markets, and therefore plans to continue to commit resources to international business expansion.

 c)  Gross Profit

   Gross margins (profit after subtracting costs of manufacturing products from
revenues) in 1Q 1997, were 52.3% compared to 46.1% in 1Q 1996.   The improvement
was achieved because of the percentage increase in sales of Ob/Gyn products from
41.9% of total sales in 1Q 1996 to 60.5% of sales in 1Q 1997, combined with a sharp decrease in Baxter sales, which were among the Company's least profitable.

   A primary short-term challenge for UM is absorption of manufacturing overhead given the current sales volumes and depreciation related to recent increases in fixed assets. To the extent UM is successful in growing obstetrics and gynecology revenues, and in switching distribution channels from distributors to direct representatives, the Company foresees continued gross margin improvements.

 d)  Income from Operations

   Operating profit, or income from operations, is the profit achieved after subtracting operating expenses from gross profit. Operating expenses are subdivided into sales, general and administrative (SG&A) expenses and research and development (R&D) expenses. UM further divides SG&A into the two categories of sales and marketing (S&M) expenses and general and administrative (G&A) expenses.

   As a percentage of sales, operating expenses increased to 31.2% in 1Q 1997 compared to 18.1% in 1Q 1996, despite a decrease of $192,000 in operating expense dollars. First quarter 1997 selling, general and administrative (SG&A) expenses decreased 5% from the amounts spent in 1996, but, as a percentage of sales, increased to 26.6% of sales in 1Q 1997 from 14.5% of sales in 1996.

   S&M expenses pertain primarily to the "direct sales" portion of UM's business. In 1997, the S&M expense ratio is expected to remain above historical levels for two reasons: 1) the decline in Baxter business will continue to reduce total sales; and 2) the termination of two additional U.S. distributors at the beginning of the year in favor of adding directly employed sales representatives will increase incremental sales expenses.

   R&D expenses in 1Q 1997 were 4.6% of sales compared to 3.6% of sales in 1Q
1996. Many R&D expenses are external costs relating to both process and product validations, which costs can vary from period to period. Evidence that R&D efforts over the recent past have been productive is becoming apparent, as UM has launched the following six significant new products: Epitome, Liberty, Cordguard(R), Lumin, FiltresseO, and Deltran IVO. The Company employs specialist R&D resources not only to internally develop its own new product ideas, but also, through joint development agreements, licensing of technology, acquisitions and other arrangements, to enhance and complete to commercialization projects initiated by others. For example, UM recently announced a joint development project with Phillips Plastics Corporation and Patton Biomedical Corporation to complete development and validation of a unique gynecological speculum, called the Patton Speculum, designed to couple superior physician visualization at the cervix with improved patient comfort. A speculum is a commonly used instrument in gynecologic diagnostic as well as therapeutic procedures.

   First quarter 1997 income from operations was $1,092,524 compared to $2,787,838 in 1Q 1996. First quarter 1997 operating margins were 21.1% compared to 28.0% for the same quarter in 1996.

 e)  Non-operating Income

   Non-operating income includes primarily royalties from licensing UM's technology to other companies, interest and capital gains from investing the Company's cash, and gains or losses from the sale of assets. Non-operating income decreased $571,000 to $528,000 in 1Q 1997 from $1,099,000 in 1Q 1996, due principally to an extraordinary payment for the use of UM's pressure monitoring technology in 1Q 1996. Royalties from other medical device companies continue to make a substantial contribution to non-operating income. Lower cash balances have resulted in decreased investment income in 1Q 1997 compared to 1Q 1996.
Non-operating income during the remainder of 1997 is expected to be slightly lower than during the same period of 1996 due to lower cash balances generating less investment income, while royalties are expected to be similar in magnitude to the last three quarters of 1996.

 f)  Net Income and EPS

   Despite sharply lower sales in 1Q 1997, UM's net income expressed as a percentage of sales continues to rank in the top tier of all U.S. publicly-traded companies at 20%, compared to 25% in 1Q 1996 and 20% for all of 1996.
After income taxes, 1Q 1997 net income was $1,039,985, compared to $2,483,535 in 1Q 1996. The effective income tax rate in 1Q 1997 was 35.8% compared to 36.1% in 1Q 1996.

   Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (fully-diluted to take effect for stock options awarded which have exercise prices below the current market value). Fully diluted 1Q 1997 EPS were down 51.8% to $.12 compared to $.25 in 1Q 1996. First quarter 1997 ending weighted average number of common shares assuming full dilution (the number used to calculate EPS) were 8,730,724 shares compared to 10,041,513 in 1Q 1996. The dilution calculation added about 100,000 shares to weighted actual shares outstanding in 1Q 1997, compared to about 255,000 for 1Q 1996, due to quarter ending share prices of $11.375 in 1Q 1997 compared to $16.75 in 1Q 1997. Actual outstanding common shares as of March 31, 1997 were 8,608,486.

 g)  Cash Flows

   Cash and investments balances were $3.0 million at the end of 1Q 1997, a decrease of $1.5 million from December 31, 1996. The decrease was due primarily to the use of $2.3 million for share repurchases. Cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $1,355,478 in 1Q 1997, from $4,832,224 in 1Q 1996. Apart from net income, which accounted for about
42% of the decrease, a relative decrease of $1.0 million in accrued expenses and a relative increase of $837 thousand in inventories were responsible for a major portion of the decline compared to 1Q 1996. As of March 31, 1997, net accounts receivable balances were $2.6 million which equates to 45 days sales in receivables (based on 1Q sales), compared to end-of-year accounts receivable of $3.8 million which also equates to 45 days in receivables. Inventory balances are $1,178,000 higher than at the end of 1996, with inventory turns now at 1.8 times based on 1Q cost of sales.

   Cash of $521,000 was used for capital expenditures in property and equipment, with an additional $214,000 used to purchase intangible assets.
Capital expenditures during 1Q 1997 were made, primarily, in the automation of key assembly operations, in new product tooling and equipment, for Midvale building improvements, and for final payments on the Ireland facility. Net purchases and sales of investments provided $405,000 to 1Q 1997 cash.

   First quarter 1997 financing activities used cash of $2,163,000 after repurchases of shares are netted against sales of shares from option exercises, compared to $959,000 in the same period of 1996. The Company repurchased its own common stock during 1Q 1997 in the amount of $2,258,000, up from $1,119,000 used in 1Q 1996. To the end of 1Q 1997, UM had spent about $37.7 million in repurchasing 3,706,000 of its common shares since November 1992. In 1Q 1997, the Company received $95,000 from issuing stock (on exercise of employee options), compared to $160,000 in 1Q 1996. The Company did not enter into any long-term debt agreements during the first quarter of 1997, but opened a $10 million unsecured line of credit in early April 1997 (see below).

   Management believes that current cash balances plus future income from operations will provide the liquidity needed to finance internal growth plans.
In addition to the capital expenditures, UM plans to use cash during the remainder of 1997 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings and for continued share repurchases when the price of the stock remains extremely undervalued.

Other

   On April 4, 1997, the Company signed a revolving promissory note with its bank. Under the note, the Company may borrow up to $10,000,000 at a floating interest rate tied to LIBOR or the Prime Rate at UM's election. Amounts borrowed under the note are unsecured and are due March 25, 1999. At May 10, 1997, the Company had borrowed $1,000,000 under the note at a current rate of 7.13% per annum.

---------------------------------------------------------------------------

                          PART II - OTHER INFORMATION

---------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits:  None

            SEC
Exhibit  Reference
  No.         No.     Title of Document
-------  ---------    -----------------
  1         27        Financial data schedule


 b)  Reports on Form 8-K:  None




                          SIGNATURES

   Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          UTAH MEDICAL PRODUCTS, INC.
                          REGISTRANT





Date: 5/13/97             By: /s/ Kevin L. Cornwell
                          CEO and CFO




