Form 10-Q
period 1997-06-30
UTAH MEDICAL PRODUCTS INC
filed 1997-08-14
CIK 706698

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of

                      The Securities Exchange Act of 1934





For quarter ended: June 30, 1997                Commission File No. 1-12575




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


  The number of shares outstanding of the registrant's common stock as of August
                              13, 1997: 8,388,786

                          UTAH MEDICAL PRODUCTS, INC.


                               INDEX TO FORM 10-Q





PART I - FINANCIAL INFORMATION                                   PAGE



  Item 1.  Financial Statements

   Balance Sheets as of June 30, 1997
   and December 31, 1996                                          1

   Statements of Operations for the three and six months
   ended June 30, 1997 and June 30, 1996                          2

   Statements of Cash Flows for the six months ended
   June 30, 1997 and June 30, 1996                                3

   Notes to Financial Statements                                  4


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          6

PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a vote of Security Holders   10

  Item 6.  Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                       10

                          PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                             UTAH MEDICAL PRODUCTS, INC.

                       BALANCE SHEETS AS OF JUNE 30, 1997 AND

                                  DECEMBER 31, 1996

                                     (unaudited)
ASSETS


CURRENT ASSETS:                              JUNE 30, 1997     DECEMBER 31, 1996
                                             -------------     -----------------
Cash                                           $2,439,956            $3,038,956
Investments                                       165,000             1,458,543
Accounts receivable - net                       3,091,914             3,804,857
Other receivables                                 712,942             1,205,985
Inventories                                     6,389,444             4,750,442
Prepaid expenses                                  173,134                91,273
Deferred income taxes                             587,242               595,639
                                             -------------         -------------
Total current assets                           13,559,632            14,945,695

PROPERTY AND EQUIPMENT - NET                   13,170,250            13,367,597

INTANGIBLE ASSETS - NET                           900,757               602,393
                                             -------------         -------------

TOTAL                                         $27,630,639           $28,915,685
                                             =============         =============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable                              $ 1,684,560           $ 1,885,743
Accrued expenses:
  Payroll and payroll taxes                       588,227             1,132,309
  Reserve for litigation expenses                 740,204               649,840
  Income taxes payable
  Other                                           288,745               271,947
Revolving line of credit                        2,150,000
Deferred revenue                                   85,600               135,600
                                             -------------         -------------
Total current liabilities                       5,537,336             4,075,439

DEFERRED REVENUE                                   44,634                87,492

DEFERRED INCOME TAXES                             464,761               369,759
                                             -------------         -------------

Total liabilities                               6,046,731             4,532,690
                                             -------------         -------------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value; authorized
  - 5,000,000 shares; no shares issued or
  outstanding
Common stock - $.01 par value; authorized -
  50,000,000 shares; issued - June 30, 1997,
  8,388,786 shares December 31, 1996,
  8,785,736 shares                                 83,888                87,857
Unrealized gain on investments
  available-for-sale, net of tax                   21,942                58,494
Cumulative foreign currency translation
  adjustment                                     (349,914)              217,444
Retained earnings                              21,827,992            24,019,200
                                             -------------         -------------
Total stockholders' equity                     21,583,908            24,382,995
                                             -------------         -------------

TOTAL                                         $27,630,639           $28,915,685
                                             =============         =============

see notes to financial statements


                                     UTAH MEDICAL PRODUCTS, INC.

                        STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS

                                ENDED JUNE 30, 1997 AND JUNE 30, 1996

                                             (unaudited)


                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                             JUNE 30,                 JUNE 30,
                                     -------------------------- --------------------------
                                        1997          1996         1997           1996
                                     ------------- ------------ ------------  ------------
NET SALES                            $  5,100,577  $10,089,176  $10,273,971   $20,056,766

COST OF SALES                           2,429,370    5,083,949    4,895,164    10,456,480
                                     ------------- ------------ ------------  ------------

GROSS MARGIN                            2,671,207    5,005,227    5,378,807     9,600,286
                                     ------------- ------------ ------------  ------------

EXPENSES:

Selling, general and administrative     1,334,546    1,521,835    2,711,684     2,970,181
Research & development                    253,563      378,540      491,501       737,415
                                     ------------- ------------ ------------  ------------

Total                                   1,588,109    1,900,375    3,203,185     3,707,596


INCOME FROM OPERATIONS                  1,083,098    3,104,852    2,175,622     5,892,690

OTHER INCOME                              293,500      245,235      821,901     1,343,993
                                     ------------- ------------ ------------  ------------

INCOME BEFORE INCOME TAX EXPENSE        1,376,598    3,350,087    2,997,523     7,236,683

INCOME TAX EXPENSE                        481,213    1,179,231    1,062,153     2,582,292
                                     ------------- ------------ ------------  ------------

NET INCOME                               $895,385   $2,170,856   $1,935,370    $4,654,391
                                     ============= ============ ============  ============


EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE              $     0.11  $      0.23     $   0.22   $      0.47
                                     ============= ============ ============  ============


EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION                $    0.11  $      0.23   $     0.22  $       0.47
                                     ============= ============ ============  ============


WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES          8,504,429    9,559,673    8,612,269     9,802,124
                                     ============= ============ ============  ============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES ASSUMING FULL DILUTION         8,504,429    9,559,673    8,612,269     9,802,124
                                     ============= ============ ============  ============


see notes to financial statements

                            UTAH MEDICAL PRODUCTS, INC.

                             STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

                                   (unaudited)

                                                            JUNE 30,
                                               ----------------------------
                                                  1997             1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $1,935,370       $4,654,391
                                               -----------      -----------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                 620,078          671,876
    Provision for (recovery of) losses on
     accounts receivable                          (18,716)          17,574
    (Gain)/Loss on disposal of assets             (49,834)         370,576
    Deferred income taxes                         125,517           44,349
    Tax benefit attributable to exercise and
     disposition of incentive stock options
     and stock purchase rights                     16,359           70,887
Changes in operating assets and liabilities:
    Accounts receivable - trade                   731,660          537,059
    Accrued interest and other receivables        493,044           59,303
    Inventories                                (1,639,003)        (730,176)
    Prepaid expenses                              (81,861)          77,886
    Accounts payable                             (201,184)        (426,838)
    Accrued expenses                             (436,919)         (99,091)
    Deferred revenue                              (92,858)          57,142
                                               -----------      -----------
Total adjustments                                (533,718)         650,547
                                               -----------      -----------
Net cash provided by operating activities       1,401,652        5,304,938
                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                       (902,469)      (3,357,540)
    Intangible assets                            (327,622)        (258,039)
Purchases of investments                         (112,200)      (3,315,186)
Proceeds from sale of:
    Investments                                 1,401,001        9,802,283
    Property and equipment                          3,500           21,750
                                               -----------      -----------
Net cash provided by (used in) investing
     activities                                    62,209        2,893,268
                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock            108,812          171,813
Common stock purchased and retired             (4,321,673)     (10,981,386)
Proceeds from issuance of short-term debt       2,150,000                0
                                               -----------      -----------
Net cash used in financing activities          (2,062,861)     (10,809,573)
                                               -----------      -----------


NET INCREASE (DECREASE) IN CASH                  (599,000)      (2,611,367)

CASH AT BEGINNING OF PERIOD                     3,038,956        5,064,913
                                               -----------      -----------

CASH AT END OF PERIOD                          $2,439,956       $2,453,546
                                               ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                               $1,155,710       $2,643,631
see notes to financial statements




                          UTAH MEDICAL PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (unaudited)

(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Utah Medical Products, Inc. ("UM" or "the Company") annual report on form 10-K for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

(2) Inventories at June 30, 1997 and December 31, 1996 consisted of the following:

                                       June 30,        December 31,
                                         1997             1996
                                     ------------      ------------
         Finished goods              $ 1,383,827       $ 1,000,438
         Work-in-process               1,230,539         1,010,086
         Raw materials                 3,775,078         2,739,918
                                     ------------      ------------
         Total                       $ 6,389,444       $ 4,750,442
                                     ============      ============



(3) The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements.

(4) In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. This standard establishes standards for computing earnings per share ("EPS"). SFAS No. 128 simplifies the approach for computing EPS previously found in APB Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted. The computation of basic EPS under SFAS No. 128 would not have changed the net income amounts for the three and six months ended June 30, 1997 and 1996 herein reported. Diluted EPS for the six months ended June 30,1997 and for the three and six months ended June 30, 1996 also would have been the same as herein reported. However, the computation of diluted EPS would have changed the net income amounts for the three months ended June 30, 1997 to $.10 per share from the $.11 reported herein.

(5)  Forward-Looking Information
   This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "should," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.
   General risk factors that may impact the Company's revenues include the market acceptance of competitive products, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UM's products at lower prices, the timing and market acceptance of UM's own new product introductions, UM's ability to efficiently manufacture its products, including the reliability of suppliers, success in gaining access to important global distribution channels, marketing success of UM's distribution and sales partners, budgetary constraints, the timing of regulatory approvals for newly introduced products, and third party reimbursement.
   Risk factors, in addition to the risks outlined in the previous paragraph that may impact the Company's assets and liabilities, as well as cash flows, include risks inherent to companies manufacturing products used in health care including claims resulting from the improper use of devices and other product liability claims, defense of the Company's intellectual property, productive use of assets in generating revenues, management of working capital including inventory levels required to meet delivery commitments at a minimum cost, and timely collection of accounts receivable.
   Additional risk factors that may affect non-operating income include the continuing viability of the Company's technology license agreements, actual cash and investment balances, asset dispositions, and acquisition activities that may require external funding.

(6)  Subsequent Events
    On July 20, 1997, UM purchased all of the common shares of Columbia Medical & Surgical, Inc. (CMI), a privately held corporation located in Redmond, Oregon. The purchase price was approximately $8.1 million, including consideration for patent rights and non-competition agreements, paid in cash to Columbia's two prior owners, Larry and Emily Smith. The acquisition will be considered a purchase for accounting purposes. A $10,000,000 unsecured revolving promissory note with First Security Bank, along with the Company's own cash, were used for the purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
      Because of the relatively short span of time, results for any given three or six month period in comparison with a previous three or six month period may not be indicative of comparative results for the year as a whole.

  a) Overview
     Second quarter (2Q) 1997 financial results were down compared to 2Q 1996, but about the same as in first quarter (1Q) 1997. Sales suffered in comparison to the prior year because of the permanent decline in sales of disposable pressure transducers to Baxter, a one-time buy-back of inventory from a terminated distributor, and lower Intran(R) sales due to competition from two manufacturers which UM believes are infringing its patents. In making a strategic decision to convert, over the past five years, its Ob/Gyn sales resources in the U.S. from third party distributors to its own employed direct representatives, UM knew it could result in some short term loss of sales, but determined it would ultimately benefit the Company due to better representation of products, higher unit prices and higher sales volumes. Despite sales which declined by 49%, gross profit margins improved to 52.4% of sales as compared to 49.6% of sales in 2Q 1996. Operating profit margins were hurt because of the lower sales volume, which caused operating expenses to increase from 19% of sales in 2Q 1996 to 31% of sales in 2Q 1997, despite the fact that actual operating expenses in 2Q 1997 were about $300,000 lower than in 2Q 1996.

  b)  Revenues
    UM divides revenues into three product-line categories: 1) critical care, which is comprised primarily of components used in invasive blood pressure monitoring, but also includes components for other types of pressure monitoring, as well as disposable respiratory products used in hospitals; 2) obstetrics, which is comprised mainly of devices for monitoring intrauterine pressure during labor and delivery, although to a lesser extent electrodes for fetal heart rate monitoring as well as other labor and delivery supplies, and a product which unifies and improves clinician safety in the multiple step procedure of clamping, cutting, and drawing blood samples from the umbilical cord immediately following childbirth; and 3) gynecology, which comprises an electrosurgery system used in a procedure called LETZ(R), tools used in other minimally invasive surgical procedures including diagnostic laparoscopies, and a device for the conservative treatment of urinary incontinence.
    Critical care product revenues were $2,203,000 (43% of total revenue) in 2Q 1997, compared to $5,148,000 (51% of total revenue) in 2Q 1996. Sales to Baxter in 2Q 1997 were $393,000 compared to $2,995,000 in 2Q 1996. As previously announced, Baxter stopped purchasing disposable pressure transducers ("DPT") from UM at the end of 1996. During the first half (1H) of 1997, total critical care sales were $4,244,000 compared with $10,938,000 in 1H 1996. Sales to Baxter were $847,000 in 1H 1997, compared to $6,789,000 in 1H 1996. First half 1997 Baxter sales were non-pressure transducer components.
    Critical care blood pressure monitoring is a mature business dominated by two large suppliers, Baxter and Abbott. UM's non-Baxter critical care sales were $1,810,000 in 2Q 1997 compared to $2,153,000 in 2Q 1996, but up from
$1,588,000 in 1Q 1997. First Half 1997 non-Baxter critical care sales were $3,398,000 compared to $4,149,000 in the same period of 1996.
    The obstetrics revenue category declined 48.4% in 2Q 1997 from the same quarter of 1996 and represented 41% of total sales compared to 40% in 1996. Sales of obstetrics products in 2Q 1997 were $2,091,000 compared to $4,051,000 in 2Q 1996. First half 1997 obstetrics sales were $4,426,000 compared to $7,497,00 in 1H 1996. In 2Q 1997, UM bought back $643,000 in obstetrics products from a dealer terminated at the beginning of 1997, and experienced lower Intran sales compared to 2Q 1996, due to the competitive situation.
Absent the buy-back, obstetric revenues grew 17% from 1Q of this year. UM has been converting, for the past five years, its Ob/Gyn sales resources in the U.S. from third party distributors to its own employed direct representatives, and expects that the changes made at the start of this year will benefit the company for the rest of 1997 and into the future.
    Starting in late July 1997, UM has begun shipping the first of its six new Intran models offering a smaller tip size and a zero switch located on the connector cable, along with an amnioinfusion viewport introduced in late 1996. These new product offerings should allow the state of art Intran Plus catheter to satisfy customer preferences identified by recent surveys.
    The third product line, gynecology products, includes Liberty(R), a system for conservatively treating urinary incontinence, Lumin(R), a unique tool used in laparoscopic procedures to manipulate the uterus, and EpitomeTM, a unique ceramic scalpel, in addition to UM's LETZ system of electrosurgery equipment and disposable electrodes. Gynecology revenues were $807,000 in 2Q 1997 compared to $890,000 in 2Q 1996, and represented 16% of total revenues. First half 1997 gynecology revenues were $1,604,000 approximately equal to $1,622,000 in the same period of 1996, despite being negatively impacted in 1997 by the distributor change. UM's past successes with its gynecology products resulted from providing physician training along with equipment and tools designed for specific procedures. The Company believes that future success will depend on similar efforts.
    The Columbia Medical acquisition announced July 21, 1997 (see note 6 on page 5, above) should provide immediate growth opportunities for UM. CMI's principal products, vacuum-assisted obstetrical delivery systems are well suited to UM's current sales focus. Other advantages include the addition of a patented urology product, bundling help in defending UM's OB business in group contract bids, and further growth opportunities for sales overseas.
    Second quarter and first half 1997 foreign sales were $1,340,000 and $2,535,000, respectively, compared to $2,601,000 and $5,350,000, respectively, in the same periods of 1996 (around 25% of total sales in all periods). Lower sales to Baxter accounted for about 98% of the decrease in 2Q 1997 from 2Q 1996, and about 93% of the decrease in 1H 1997 from 1H 1996. Critical care products represented 86% and 85% of international sales in 2Q and 1H 1997, respectively, compared to 92% in both 2Q and 1H 1996.
    UM believes it has substantial sales potential for its products in international markets, including those acquired in July 1997 through the CMI purchase, and therefore plans to continue to commit resources to international business expansion.

  c)  Gross Profit
    Gross margins (profit after subtracting costs of manufacturing products from revenues) in both 2Q and 1H 1997, were 52.4% compared to 49.6% and 47.9% in 2Q and 1H 1996, respectively The improvement was achieved because of the percentage increase in sales of Ob/Gyn products from 49.0% and 45.5% of total sales in 2Q and 1H 1996, respectively, to 56.8% and 58.7% of sales in 2Q and 1H 1997, respectively, combined with a sharp decrease in Baxter sales, which were among the Company's least profitable. A primary short-term challenge for UM is absorption of manufacturing overhead given the current sales volumes and depreciation related to recent increases in fixed assets. To the extent UM is successful in growing obstetrics and gynecology revenues, and in switching distribution channels from distributors to direct representatives, the Company foresees continued gross margin improvements.

  d)  Income from Operations
    Operating profit, or income from operations, is the profit achieved after subtracting operating expenses from gross profit. Operating expenses are subdivided into sales, general and administrative (SG&A) expenses and research and development (R&D) expenses. UM further divides SG&A into the two categories of sales and marketing (S&M) expenses and general and administrative (G&A) expenses.
    As a percentage of sales, operating expenses increased to 31.1% in 2Q 1997 compared to 18.8% in 2Q 1996, despite a decrease of $312,000 in operating expense dollars. Comparing 1H 1997 to the same period of 1996, operating expenses increased to 31.2% of sales from 18.5% of sales. Second quarter 1997 SG&A expenses decreased 12% from the amounts spent in 1996, but, as a percentage of sales, increased to 26.2% of sales in 2Q 1997 from 15.1% of sales in 1996. First half 1997 selling, general and administrative expenses increased to 26.4% of sales compared to 14.8% in 1H 1996, while declining $258,000 in actual dollars.
    S&M expenses pertain primarily to the "direct sales" portion of UM's business. In 1997, the S&M expense ratio is expected to remain above historical levels for two reasons: 1) the decline in Baxter business will continue, on a relative basis to 1996, to reduce total sales; and 2) the termination of two additional U.S. distributors at the beginning of the year in favor of adding directly employed sales representatives will increase incremental sales expenses.
    R&D expenses in 2Q and 1H 1997 were 5.0% and 4.8% of sales, respectively, compared to 3.8% and 3.7% of sales in 2Q and 1H 1996, respectively. Some R&D expenses are external costs relating to both process and product validations, which costs can vary from period to period. The Company employs specialist R&D resources not only to internally develop its own new product ideas, but also, through joint development agreements, licensing of technology, acquisitions and other arrangements, to enhance and complete the commercialization of projects initiated by others. For example, UM recently announced that it would work in cooperation with Mayo Clinic to develop and commercialize an advanced endometrial tissue sampling approach designed by R. Stuart Fowler, M.D., Mayo Clinic Scottsdale, Arizona. The advancement allowed by this endometrial sampling invention is a uterine curetting device with the capability of obtaining a sampling of the endometrial lining that rivals the thoroughness of a D&C procedure, without cervical dilatation, performed in an office setting.
    Second quarter 1997 income from operations was $1,083,098 compared to $3,104,852 in 2Q 1996. Second quarter 1997 operating margins were 21.2% compared to 30.8% for the same quarter in 1996. First half 1997 income from operations declined to 21.2% of sales from 29.4% in 1H 1996.

  e)  Non-operating Income
    Non-operating income includes primarily royalties from licensing UM's technology to other companies, interest and capital gains from investing the Company's cash, and gains or losses from the sale of assets. Non-operating income increased $48,000 to $293,000 in 2Q 1997 from $245,000 in 2Q 1996. For the first half, non-operating income declined from $1,344,000 in 1996 to $822,000 in 1997. An extraordinary payment for the use of UM's pressure monitoring technology in 1Q 1996 is principally responsible for the difference. Royalties from other medical device companies continue to make a substantial contribution to non-operating income. Non-operating income during the remainder of 1997 is expected to be lower than during the same period of 1996 due to required interest payments on UM's credit line and lower cash balances generating less investment income, while royalties are expected to be similar in magnitude to the last half of 1996.

  f)  Net Income and EPS
    Despite lower sales in 2Q and 1H 1997, UM's net income expressed as a percentage of sales continues at a solid 18% and 19%, respectively, compared to 22% and 23% in 2Q and 1H 1996, respectively. After income taxes, 2Q 1997 net income was $895,385, compared to $2,170,856 in 2Q 1996. For the first half, 1997 net income was $1,935,370 compared to $4,654,391 in 1996. The effective income tax rates were between 35% and 36% for all periods.
    Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (fully-diluted to take effect for stock options awarded which have exercise prices below the current market value). Fully diluted 2Q 1997 EPS were down 53.6% to $.11 compared to $.23 in 2Q 1996. Second quarter 1997 ending weighted average number of common shares assuming full dilution (the number used to calculate EPS) were 8,504,429 shares compared to 9,559,673 in 2Q 1996. The dilution calculation added about 35,000 shares to weighted actual shares outstanding in 2Q 1997, compared to about 194,000 for 2Q 1996, due to quarter ending share prices of $8.19 in 2Q 1997 compared to $12.63 in 2Q 1997. Actual outstanding common shares as of June 30, 1997 were 8,388,786.

  g)  Cash Flows
    Cash and investments balances were $2.6 million at the end of 2Q 1997, a decrease of $1.9 million from December 31, 1996. The decrease was due primarily to the use of $4.3 million for share repurchases. Cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $1,401,652 in 1H 1997, from $5,304,938 in 1H 1996. Apart from net income, which accounted for about 70% of the decrease, a relative increase of $908,000 in inventories was responsible for a major portion of the decline compared to 1H 1996. Raw materials inventories have grown in 1997 because of volume purchase commitments with vendors and the time required to make changes in purchase patterns. As of June 30, 1997, net accounts receivable balances were $3.1 million which equates to 55 days sales in receivables (based on 2Q sales), compared to end-of-year accounts receivable of $3.8 million which equates to 45 days in receivables. Inventory balances are $1,639,000 higher than at the end of 1996, with inventory turns now at 1.6 times based on 2Q cost of sales. Inventory control will be an area of primary focus for the balance of 1997 as UM seeks to reduce debt and become more efficient with the use of its assets.
    Cash of $902,000 was used for capital expenditures in property and equipment, with an additional $328,000 used to purchase intangible assets. Capital expenditures during 1H 1997 were made, primarily, in the automation of key assembly operations, in new product tooling and equipment, for Midvale building improvements, and for final payments on the Ireland facility. Net purchases and sales of investments provided $1,289,000 to 1H 1997 cash.
    First half 1997 financing activities used cash of $2,063,000 after repurchases of shares are netted against sales of shares from option exercises and proceeds from issuance of short-term debt, compared to $10,810,000 in the same period of 1996. The Company repurchased its own common stock during 1H 1997 in the amount of $4,322,000, down from $10,981,000 used in 1H 1996. In 1H
1997, the Company received $109,000 from issuing stock (on exercise of employee options), compared to $172,000 in 1H 1996. The Company did not enter into any long-term debt agreements during the first half of 1997, but opened a $10 million unsecured line of credit in early April 1997, and had net borrowings of $2,150,000 at June 30 (see below).
    Management believes that current cash balances , the credit line, plus future income from operations will provide the liquidity needed to finance internal growth plans. In addition to the capital expenditures, UM plans to use cash during the remainder of 1997 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings and to reduce credit line balances.

Other
    On April 4, 1997, the Company signed a revolving promissory note with its bank. Under the note, the Company may borrow up to $10,000,000 at a floating interest rate tied to LIBOR or the Prime Rate at UM's election. Amounts borrowed under the note are unsecured and are due March 25, 1999. At August 10, 1997, the Company had borrowed approximately $8,000,000 under the note at a current rate of approximately 7.08% per annum.


                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 16, 1997, at the annual meeting, shareholders of the Company approved the following matter submitted to them for consideration:

  Elected Kevin L. Cornwell and Perry L. Lane as directors of the Company.

    Kevin L. Cornwell:       For             7,285,870
    Perry L. Lane:           For             7,326,410


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:

                  SEC
Exhibit #     Reference #                          Title of Document

 1                 27                          Financial data schedule

  b) Reports on Form 8-K:

     During the quarter ended June 30, 1997, the Company filed no reports on Form 8-K.

     Subsequent to June 30, on August 4, 1997, UM filed a report on Form 8-K,
Item 2, Acquisition or Disposition of Assets, related to the purchase of Columbia Medical & Surgical, Inc. (see note 6 on page 5, above). Financial Statements under Item 7 will be filed by amendment as soon as practicable, but no later than October 3, 1997.

     On August 7, 1997, UM filed a report on Form 8-K/A, Item 7, Exhibits, related to the Columbia Medical Acquisition.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UTAH MEDICAL PRODUCTS, INC.

                                REGISTRANT





Date: 8/13/97                   By: /s/ Kevin L. Cornwell

                                   Kevin L. Cornwell
                                   CEO and CFO