Form 10-Q
period 1997-09-30
UTAH MEDICAL PRODUCTS INC
filed 1997-11-14
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934



For quarter ended: September 30, 1997           Commission File No. 1-12575
                   ------------------                               -------


                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------
             (Exact name of Registrant as specified in its charter)


                   UTAH                                  87-0342734
               -------------                             ----------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                              7043 South 300 West
                              Midvale, Utah  84047
                             --------------------
                     Address of principal executive offices


Registrant's telephone number:      (801) 566-1200
                                   --------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days.      Yes  X     No
                                                   --       -

  The number of shares outstanding of the registrant's common stock as of November 13, 1997: 8,305,036

                          UTAH MEDICAL PRODUCTS, INC.

                               INDEX TO FORM 10-Q





PART I - FINANCIAL INFORMATION                                   PAGE


  Item 1.  Financial Statements

   Balance Sheets as of September 30, 1997
   and December 31, 1996                                          1

   Statements of Operations for the three and nine months
   ended September 30, 1997 and September 30, 1996                2

   Statements of Cash Flows for the nine months ended
   September 30, 1997 and September 30, 1996                      3

   Notes to Financial Statements                                  4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations        6

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                      10


SIGNATURES                                                       10

                          PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            UTAH MEDICAL PRODUCTS, INC.
                            ---------------------------
                    BALANCE SHEETS AS OF SEPTEMBER 30, 1997 AND
                    -------------------------------------------
                                 DECEMBER 31, 1996
                                 -----------------
                                    (unaudited)

                                                SEPTEMBER 30,      DECEMBER 31,
                                                     1997              1996
                                                -------------     -------------
ASSETS

CURRENT ASSETS:
Cash                                            $  2,003,924      $  3,038,956
Investments                                                0         1,458,543
Accounts receivable - net                          3,647,097         3,804,857
Other receivables                                    809,343         1,205,985
Inventories                                        6,599,028         4,750,442
Prepaid expenses                                     150,924            91,273
Deferred income taxes                                515,385           595,639
                                                -------------     -------------
Total current assets                              13,725,701        14,945,695

PROPERTY AND EQUIPMENT - NET                      13,887,697        13,367,597

INTANGIBLE ASSETS - NET                            1,138,580           602,393

GOODWILL                                           4,946,086                 0

DEFERRED INCOME TAXES                                 32,845                 0
                                                -------------     -------------

TOTAL                                           $ 33,730,909      $ 28,915,685
                                                -------------     -------------
                                                -------------     -------------

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable                               $   1,551,996     $   1,885,743
Accrued expenses:
  Payroll and payroll taxes                          870,532         1,132,309
  Reserve for litigation expenses                    767,836           649,840
  Income taxes payable                               187,071                 0
  Other                                              299,586           271,947
Deferred revenue                                      85,600           135,600
                                                -------------     -------------
Total current liabilities                          3,762,621         4,075,439

LONG-TERM DEBT                                     7,480,062                 0

DEFERRED REVENUE & OTHER                              34,349            87,492

DEFERRED INCOME TAXES                                444,989           369,759
                                                -------------     -------------

Total liabilities                                 11,722,021         4,532,690
                                                -------------     -------------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value; authorized
 - 5,000,000 shares; no shares issued or
 outstanding
Common stock - $.01 par value; authorized -
 50,000,000 shares; issued - September 30,
 1997, 8,355,036 shares December 31, 1996,
 8,785,736 shares                                     83,550            87,857
Unrealized gain on investments
  available-for-sale, net of tax                           0            58,494
Cumulative foreign currency translation
 adjustment                                         (598,881)          217,444
Retained earnings                                 22,524,219        24,019,200
                                                -------------     -------------
Total stockholders' equity                        22,008,888        24,382,995
                                                -------------     -------------

TOTAL                                           $ 33,730,909      $ 28,915,685
                                                -------------     -------------
                                                -------------     -------------

see notes to financial statements

                                   UTAH MEDICAL PRODUCTS, INC.
                                   ---------------------------
                      STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS
                     ------------------------------------------------------
                         ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                         -----------------------------------------------
                                           (unaudited)

                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                  ---------------------------      ----------------------------
                                     1997            1996             1997             1996
                                  -----------    ------------      ------------   -------------
NET SALES                         $7,018,810      $9,993,639       $17,292,781     $30,050,405

COST OF SALES                      3,340,105       5,003,984         8,235,269      15,460,465
                                  -----------    ------------      ------------   -------------
GROSS MARGIN                       3,678,705       4,989,655         9,057,512      14,589,940

EXPENSES:

Selling, general and
 administrative                    1,757,085       1,516,957         4,468,769       4,487,137
Research & development               230,173         320,352           721,674       1,057,766
                                  -----------    ------------      ------------   -------------

Total                              1,987,258       1,837,309         5,190,443       5,544,903
                                  -----------    ------------      ------------   -------------

INCOME FROM OPERATIONS             1,691,447       3,152,346         3,867,069       9,045,037

OTHER INCOME                         123,189         270,152           945,090       1,614,144
                                  -----------    ------------      ------------   -------------

INCOME BEFORE INCOME TAX
EXPENSE                            1,814,636       3,422,498         4,812,159      10,659,181

INCOME TAX EXPENSE                   661,787       1,232,099         1,723,940       3,814,391
                                  -----------    ------------      ------------   -------------

NET INCOME                        $1,152,849      $2,190,399        $3,088,219      $6,844,790
                                  -----------    ------------      ------------   -------------
                                  -----------    ------------      ------------   -------------

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE         $   0.14        $   0.24          $   0.36        $   0.71
                                  -----------    ------------      ------------   -------------
                                  -----------    ------------      ------------   -------------

EARNINGS PER COMMON SHARE
 ASSUMING FULL DILUTION            $   0.14        $   0.24          $   0.36        $   0.71
                                  -----------    ------------      ------------   -------------
                                  -----------    ------------      ------------   -------------

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON EQUIVALENT
  SHARES                           8,414,959       9,125,737         8,545,880       9,582,758
                                  -----------    ------------      ------------   -------------
                                  -----------    ------------      ------------   -------------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES ASSUMING
  FULL DILUTION                    8,414,959       9,125,737         8,545,880       9,582,758
                                  -----------    ------------      ------------   -------------
                                  -----------    ------------      ------------   -------------

see notes to financial statements


                              UTAH MEDICAL PRODUCTS, INC.
                              ---------------------------
                               STATEMENTS OF CASH FLOWS
                               ------------------------
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
          -------------------------------------------------------------------
                                      (unaudited)
                                                           SEPTEMBER 30,
                                                     --------------------------
                                                         1997           1996
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $3,088,219     $6,844,790
                                                     -----------    -----------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                     1,059,650        989,090
    Provision for (recovery of) losses on
    accounts receivable                                 (10,176)        14,421
    (Gain)/Loss on disposal of assets                   (95,114)       370,115
    Deferred income taxes                               158,015         40,221
    Tax benefit attributable to exercise and
    disposition of incentive stock options
    and stock purchase rights                            26,767        115,859
Changes in operating assets and liabilities:
    Accounts receivable - trade                         167,938      1,530,409
    Accrued interest and other receivables              396,643        171,571
    Inventories                                      (1,848,586)      (674,446)
    Prepaid expenses                                    (59,651)        67,903
    Accounts payable                                   (322,603)      (358,143)
    Accrued expenses                                     70,929        360,810
    Deferred revenue                                   (114,287)        10,713
                                                     -----------    -----------
Total adjustments                                      (570,476)     2,638,523
                                                     -----------    -----------
Net cash provided by operating activities             2,517,743      9,483,313
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                           (2,224,171)    (4,542,554)
    Intangible assets                                (5,594,676)      (275,342)
Purchases of investments                               (112,200)    (3,315,186)
Proceeds from sale of:
    Investments                                       1,577,238      9,845,956
    Property and equipment                                3,510         21,750
                                                     -----------    -----------
Net cash provided by (used in) investing
activities                                           (6,350,300)     1,734,624
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                  226,637        410,067
Common stock purchased and retired                   (4,909,174)   (11,596,401)
Proceeds from issuance of long-term debt              7,480,062              0
                                                     -----------    -----------
Net cash provided by (used in) financing
activities                                            2,797,525    (11,186,334)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                      (1,035,032)        31,602

CASH AT BEGINNING OF PERIOD                           3,038,956      5,064,913
                                                     -----------    -----------

CASH AT END OF PERIOD                               $ 2,003,924    $ 5,096,515
                                                     -----------    -----------
                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes                                     $1,563,727     $3,705,183
    Interest                                            128,359              0

see notes to financial statements



                          UTAH MEDICAL PRODUCTS, INC.
                          ---------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (unaudited)

(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Utah Medical Products, Inc. ("UM" or "the Company") annual report on form 10-K for the year ended December 31, 1996 and the current reports on form 8-K dated July 20, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

(2) Inventories at September 30, 1997 and December 31, 1996 consisted of the following:

                                 September 30,        December 31,
                                      1997                1996
                                 --------------     --------------
         Finished goods            $ 1,696,988       $ 1,000,438
         Work-in-process               997,164         1,010,086
         Raw materials               3,904,876         2,739,918
                                 --------------     --------------
         Total                     $ 6,599,028       $ 4,750,442
                                 --------------     --------------
                                 --------------     --------------

(3) The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based
Compensation. Accordingly, no compensation cost has been recognized in the financial statements.

(4)  In February 1997, the  Financial Accounting Standards Board issued SFAS No.
128, Earnings per Share. This standard establishes standards for computing earnings per share ("EPS"). SFAS No. 128 simplifies the approach for computing
EPS previously found in APB Opinion No. 15. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted. The computation of basic EPS under SFAS No. 128 would not have changed the EPS amounts for the three months ended September 30, 1997 and 1996 and the nine months ended
September 30, 1997 herein reported. Diluted EPS for the three and nine months ended September 30, 1997 and 1996 also would have been the same as herein reported. However, the computation of basic EPS would have changed the EPS amounts for the nine months ended September 30, 1996 to $.73 per share from the $.71 reported herein.

(5)  Forward-Looking Information
   This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe", "should", "project", "estimate", "expect", "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.
Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended. The Company undertakes no obligation or responsibility to update these forward-looking statements to reflect events or circumstances after the date hereof or the occurrence of unanticipated events.
   General risk factors that may impact the Company's revenues include the market acceptance of competitive products, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UM's products at lower prices, the timing and market acceptance of UM's own new product introductions, UM's ability to efficiently manufacture its products, including the reliability of suppliers, success in gaining access to important global distribution channels, marketing success of UM's distribution and sales partners, budgetary constraints, the timing of regulatory approvals for newly introduced products, and third party reimbursement.
   Risk factors, in addition to the risks outlined in the previous paragraph that may impact the Company's assets and liabilities, as well as cash flows, include risks inherent to companies manufacturing products used in health care including claims resulting from the improper use of devices and other product liability claims, defense of the Company's intellectual property, productive use of assets in generating revenues, management of working capital including inventory levels required to meet delivery commitments at a minimum cost, and timely collection of accounts receivable.
   Additional risk factors that may affect non-operating income include the continuing viability of the Company's technology license agreements, actual cash and investment balances, asset dispositions, and acquisition activities that may require external funding.
(6)  On July 20, 1997, UM purchased all of the common shares of Columbia
Medical, Inc. (CMI), a privately held corporation located in Redmond, Oregon.
The accompanying unaudited financial statements are presented to reflect acquisition of all of the outstanding common shares of CMI by UM (the
"Acquisition") for a purchase price of $8.16 million, including consideration for patents rights and non-competition agreements. The Acquisition was effected pursuant to a Stock Purchase Agreement, dated as of July 20, 1997.
The Acquisition was accounted for using the "purchase" method of accounting.
The financial statements reflect the effects of the allocation of the purchase price and assume the Acquisition occurred on June 30, 1997.
     The Company has not finalized all aspects of the Acquisition. An adjustment may occur in the event UM incurs costs not consistent with representations of the sellers, subject to certain limits. The preliminary allocation of the purchase price resulted in approximately $5 million in goodwill. The actual amount of goodwill recorded may vary based upon the final purchase price allocation resulting from the Acquisition plan and asset valuations. Changes in goodwill and the related amortization expense resulting from these activities may be material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Analysis of Results of Operations
      Because of the nearly complete loss in 1997 of UM's largest customer for disposable pressure transducers used in blood pressure monitoring, which represented 28.8% or $11.1 million of  UM's sales in 1996, 1997 financial performance comparisons to the same period of time in the previous year do not correctly reflect the magnitude of any specific business trend.  Also relative to 1996, the termination of UM's largest stocking distributor in the U.S. had a large unfavorable impact on performance in the first two quarters of 1997.  In addition, the acquisition of Columbia Medical, Inc. (CMI) had and will have an
impact on results beginning with third quarter (3Q) 1997.   Finally, because of
the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

  a) Third Quarter (3Q) Overview
    Total sales in 3Q 1997 declined $2,975,000 from sales in 3Q 1996.   Included
in total sales were sales to Baxter which declined $2,321,000 in 3Q 1997
compared to 3Q 1996.   Despite about 30% lower sales, 3Q 1997 gross profit
margins improved to 52.4% compared to 49.9% of sales in 3Q 1996.  Operating profit margins were lower at 24.1% in 3Q 1997 compared to 31.5% in 3Q 1996 because with lower sales, operating expenses increased from 18.4% of sales in
3Q 1996 to 28.3% of sales in 3Q 1997.  Actual operating expenses were $150,000 higher  due to increased direct sales resources and amortization of goodwill
associated with the acquisition of CMI.   Current period net profits were 16.4%
of sales compared to net profits in 3Q 1996 at 21.9% of sales.  In addition to the effect of lower operating income, 1997 net profits were lower as a result of lower non-operating income from interest income(expense) on cash(loan)
balances and a higher income tax rate.  Earnings per share (eps) of 13.7 cents in 3Q 1997 compared with 24.0 cents in 3Q 1996 were aided by 710,778 fewer shares outstanding.
    Although 3Q 1997 financial results were unfavorable when compared to 3Q
1996, sales and earnings were up significantly from the first two calendar quarters in 1997.  Relative to 2Q 1997,  3Q 1997 sales, gross profits, operating profits, net profits and eps increased 38%, 38%, 56%, 29% and 30%
respectively.

  b)  Revenues
    Third quarter 1997 sales included a contribution from the July acquisition of CMI of about $1.2 million.  Sales to Baxter were $141,000 lower from 2Q
1997, and represented less than 4% of total sales for the quarter.   In
contrast, sales to Baxter in 3Q 1996 represented 26% of total sales at
$2,572,000.
    UM divides revenues into three categories: 1) hospital critical care, which is comprised mainly of components used in invasive blood pressure monitoring, but also includes components for other types of  pressure monitoring, disposable respiratory products used in hospitals, as well as contract molding;
2) obstetrics, which is comprised of a full line of supplies for labor &
delivery including fetal monitoring of both intrauterine pressure and fetal heart rate, operative vaginal vacuum delivery equipment and supplies, a system for clamping, cutting and drawing a blood sample from the umbilical cord, a meconium aspiration device, as well as other labor and delivery supplies; and
3) gynecology/urology/electrosurgery (ES) including a complete system of capital equipment and surgical electrodes used in a gynecological procedure called LETZ(R), a unique ES scalpel used in other surgical  specialties, e.g., tonsillectomies by ENT physicians, abdominal reconstructions by plastic surgeons, and mammary artery grafts by thoracic surgeons, tools used in other minimally invasive surgical procedures including diagnostic laparoscopies, urinary incontinence devices, urology pumps and an irrigation device used primarily in urological surgeries.
    Critical care product revenues were $2,103,000 (30% of total revenue) in 3Q
1997, compared to $4,828,000 (48% of total revenue) in 3Q 1996.  During the first nine months (9M) of 1997, total critical care sales were $6,348,000 compared with $15,766,000 in 9M 1996.  Sales to Baxter were $1,099,000 in 9M
1997, compared to $9,361,000 in 9M 1996.  There have been no sales of pressure transducers to Baxter since 1Q 1997.
    UM's non-Baxter critical care sales were $1,852,000 in 3Q 1997 compared to
$2,256,000 in 3Q 1996, but up from $1,810,000 in 2Q 1997.  First nine months
1997 non-Baxter critical care sales were $5,249,000 compared to $6,405,000 in the same period of 1996.  CMI's contract molding operations added about
$124,000 to critical care sales in 3Q 1997.
    The obstetrics revenue category declined 12% in 3Q 1997 from 3Q 1996, and represented 53% of total 3Q 1997 sales compared to 42% in 1996.  Sales of obstetrics products in 3Q 1997 were $3,741,000 compared to $4,243,000 in 3Q
1996.  First nine months 1997 obstetrics sales were $8,167,000 compared to
$11,740,000 in 9M 1996.
    The competitive situation for Intran(R) is primarily responsible for lower
obstetric sales in 3Q 1997 from 3Q 1996.   However, 3Q 1997 sales of Intran
were $811,000 higher than in 2Q 1997.  (In 2Q 1997, Intran sales were reduced by $643,000 in inventory repurchased from a recently terminated distributor.)
The 3Q 1997 increase in Intran sales demonstrates the Company's belief that the competitive erosion of market share from the earlier part of 1997 has ended.
Beginning in 3Q 1997, UM introduced several versions of Intran designed to address user preferences in tip size and zero switch location.  Newly acquired
CMI obstetrics products added another $839,000 to 3Q 1997 sales.
    The last product category, gynecology/urology/ES products,  is UM's broadest, including Liberty(R), a system for conservatively treating urinary incontinence; Lumin(R), a unique tool used in laparoscopic procedures to manipulate the uterus, gynecologic speculi and retractors; Epitome(R), a unique ceramic ES scalpel with multiple speciality applications; PathfinderTM, CMI's endoscopic irrigation device; CMI's vacuum erection device sold through OEM channels, and UM's complete system of electrosurgery equipment including patented Finesse(R) generators and Filtresse(R) smoke evacuators and disposable electrodes including patented Prendiville loop electrodes, as well as other speciality loop, ball and needle electrodes.
    Gynecology/urology/ES revenues were $1,175,000 in 3Q 1997 compared to
$923,000 in 3Q 1996,  representing 17% of total revenues in 3Q 1997 compared to
9% in 3Q 1996.  Third quarter 1997 revenues for this category were up about
$368,000 relative to 2Q 1997.  First nine months 1997 revenues were $2,778,000 compared to $2,545,000 in the same period of 1996, even though 1997 revenues included inventory repurchases of $63,000 in 2Q 1997.  CMI products added about
$252,000 to gynecology/urology/ES sales in 3Q 1997.  In 3Q 1997, UM signed
Liberty supply and distribution agreements with two new specialty incontinence product distributors, and is working on a cross-distribution agreement with a manufacturer of EMG biofeedback devices which should further complement Liberty sales.
    Third quarter and 9M 1997 foreign sales were $1,228,000 and $3,763,000, respectively, compared to $2,389,000 and $7,667,000, respectively, in 3Q and 9M of 1996.  Lower sales to Baxter accounted for the decrease in both time periods.  Critical care products represented 84% of foreign sales in both 3Q and 9M 1997,  compared to 92% in 3Q 1996 and 93% in 9M 1996.  CMI products accounted for less than 3% of international sales in 3Q 1997.  UM plans to substantially increase CMI product sales in foreign markets.

  c)  Gross Profit
    Gross margins (profit after subtracting costs of manufacturing products from revenues) in both 3Q and 9M 1997, were 52.4% compared to 49.9% and 48.6% in 3Q and 9M 1996, respectively. The improvement was achieved because of the percentage increase in sales of Ob/Gyn products from 52% and 48% of total sales in 3Q and 9M 1996, respectively, to 70% and 63% of sales in 3Q and 9M 1997, respectively, combined with a sharp decrease in pressure transducer sales to Baxter. A primary short-term challenge for UM is absorption of manufacturing overhead given the lower sales volumes in 1997 and higher depreciation expense related to recent increases in fixed assets. To the extent that UM is successful in better utilizing its substantial fixed assets, the Company foresees continued gross margin improvements.

  d)  Income from Operations
    Operating profit, or income from operations, is the profit achieved after subtracting operating expenses from gross profit.  Operating expenses are subdivided into sales, general and administrative (SG&A) expenses and research and development (R&D) expenses.  UM further divides SG&A into the two categories of sales and marketing (S&M) expenses and general and administrative
(G&A) expenses.
    As a percentage of sales, operating expenses increased to 28.3% in 3Q 1997 compared to 18.4% in 3Q 1996, despite just a $150,000 increase in operating expense dollars. The addition of CMI operating expenses, some of which were redundant in 3Q 1997, and the amortization of goodwill at an annual rate of about $340,000 which resulted from the Acquisition, is responsible for the increase.  Comparing 9M 1997 to the same period of 1996, operating expenses increased to 30.0% of sales from 18.4% of sales, although actual dollars spent decreased by $354,000.
    Third quarter 1997 SG&A expenses increased $240,000 from the amount spent in
3Q 1996,  because of the new amortization of goodwill and the fact that sales resources for CMI products were not fully consolidated until near the end of the quarter.  As a percentage of sales, SG&A increased to 25.0% of sales in 3Q
1997 from 15.2% of sales in 3Q 1996.  With lower OEM sales volume, and more direct sales representatives in lieu of distributors, UM expects its SG&A ratio will continue to exceed 20% of sales in the near future.  First nine months
1997 SG&A expenses increased to 25.8% of sales compared to 14.9% in 9M 1996, while declining $18,000 in actual dollars.
    R&D expenses in 3Q and 9M 1997 were 3.3% and 4.2% of sales, respectively, compared to 3.2% and 3.5% of sales in 3Q and 9M 1996, respectively.  The majority of UM's 3Q R&D expenses were devoted to developing a unique technology
for measuring fetal pH.   The Company employs specialist R&D resources not only
to internally develop its own new product ideas, but also, through joint development agreements, licensing of technology, acquisitions and other arrangements, to enhance and complete the commercialization of projects initiated by others.  For example, UM recently announced that it would work in cooperation with Mayo Clinic to develop and commercialize an advanced endometrial tissue sampling approach designed by R. Stuart Fowler, M.D., Mayo
Clinic Scottsdale, Arizona.
    Third quarter 1997 income from operations was $1,691,000 compared to
$3,152,000 in 3Q 1996.  Third quarter 1997 operating margins were 24.1%
compared to 31.5% for 3Q 1996.   First nine months 1997 income from operations
declined to 22.4% of sales from 30.1% in 9M 1996.  The decline in profitability was due to the fact that operating expenses were not decreased proportionately with the decrease in 1997 sales because UM believes that retaining the value of its operating overhead is important to increasing future revenues.

  e)  Non-operating Income
    Non-operating income includes royalties from licensing UM's technology to other companies, interest and capital gains from investing the Company's cash
(offset by interest on UM's debt obligations), and gains or losses from the sale of assets. Non-operating income decreased $147,000 to $123,000 in 3Q 1997 from $270,000 in 3Q 1996. Interest payments by UM of $115,000 on debt required to finance the purchase of CMI, along with lower cash balances generating less investment income, were responsible for the decline. For 9M, non-operating income declined from $1,614,000 in 1996 to $945,000 in 1997. An extraordinary payment for the use of UM's pressure monitoring technology in 1Q 1996 is principally responsible for the difference. Royalties from other medical device companies continue to constitute a substantial portion of non-operating income. Looking forward, non-operating income in 4Q 1997 is expected to be lower than during the same period of 1996 due to required interest payments on UM's credit line and lower cash balances generating less investment income, while royalties are expected to be similar in magnitude to 4Q 1996.

  f)  Net Income and EPS
    Despite substantially lower sales in 3Q and 9M 1997 relative to 1996, UM's net income expressed as a percentage of sales continues at a solid 16% and 18%, respectively. In 1996, net income as a percentage of sales in 3Q and 9M was 22% and 23%, respectively, the highest in UM's history. After income taxes, 3Q
1997 net income was $1,153,000 compared to $2,190,000 in 3Q 1996.  For 9M 1997, net income was $3,088,000 compared to $6,845,000 in 1996. The effective income tax rate increased in 3Q 1997 to 36.5% from 36.0% in 3Q 1996, reflecting the non-deductibility of goodwill for tax purposes associated with the CMI acquisition.
    Earnings per share is net income divided by the number of shares of stock outstanding (fully-diluted to take into effect stock options awarded which have exercise prices below the current market value). Fully diluted 3Q 1997 EPS were $.14 compared to $.24 in 3Q 1996. Third quarter 1997 ending weighted average number of common shares assuming full dilution (the number used to calculate EPS) were 8,414,959 shares compared to 9,125,737 in 3Q 1996. The dilution calculation added about 35,000 shares to weighted actual shares outstanding in 3Q 1997, compared to about 122,000 for 3Q 1996, due to quarter average share prices of $8.39 in 3Q 1997 compared to $12.12 in 3Q 1997. Actual outstanding common shares as of September 30, 1997 were 8,305,036.
  g)  Cash Flows
    Cash and investments balances were $2.0 million at the end of 3Q 1997, a decrease of $2.5 million from December 31, 1996. The decrease was due primarily to the combined impact of the use of $4.9 million for share repurchases during 1997 and $8.2 million for the CMI acquisition, offset by funds generated from operations and borrowings under UM's line of credit. Cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, added together with changes in working capital, totaled $2,518,000 in 9M 1997, compared to $9,483,000 in 9M 1996.
Apart from lower net income, which accounted for about 63% of the decrease, relative increases of $1,362,000 in accounts receivable and $1,174,000 in inventories were responsible for a major portion of the lower availability of funds compared to 9M 1996. Raw materials inventories have grown in 1997 because of the addition of CMI inventories, along with volume purchase commitments with vendors and the time required to make changes in purchase patterns. Without the additional CMI inventories, inventories were down
$210,000 in 3Q 1997 from 2Q 1997. As of September 30, 1997, net accounts receivable balances were $3.6 million which equates to 48 days sales in receivables (based on 3Q sales), compared to end-of-year accounts receivable of $3.8 million which equates to 45 days in receivables. Inventory balances are $1,849,000 higher than at the end of 1996, with inventory turns at 1.7 times based on 3Q cost of sales. Inventory control remains an area of primary focus for the balance of 1997 as UM seeks to reduce debt and become more efficient with the use of its assets.
    During 9M 1997, the purchase of CMI was principally responsible for the use of about $5,595,000 for intangible assets (including about $5 million in goodwill), and about $2,224,000 for capital expenditures in property and equipment. Additional capital expenditures during 9M 1997 were made in new product tooling and equipment, for Midvale building improvements, and for final payments on the Ireland facility. Net purchases and sales of investments provided $1,465,000 to 9M 1997 cash.
    First nine months 1997 financing activities provided cash of $2,798,000, comprising amounts received from the sale of shares from option exercises and proceeds from issuance of short-term debt, netted against amounts used in repurchasing shares, compared to the use of $11,186,000 in the same period of 1996. UM's borrowings under its unsecured line of credit (reclassified from short-term debt) were about $7,480,000 in 9M 1997, mostly related to the CMI acquisition. The Company repurchased its own common stock during 9M 1997 in the amount of $4,909,000, down from $11,596,000 used in 9M 1996. In 9M 1997, the
Company received $227,000 from issuing stock (on exercise of employee options), compared to $410,000 in 9M 1996.
    The Company signed a long-term revolving promissory note with its bank on April 4, 1997. Under the note, the Company may borrow up to $10,000,000 at a floating interest rate tied to LIBOR or the Prime Rate, at UM's election.
Amounts borrowed under the note are unsecured and are due March 25, 1999.
    Management believes that current cash balances, the credit line, and future income from operations will provide the liquidity needed to finance internal growth plans. In addition to capital expenditures supporting operations, UM plans to use cash during the remainder of 1997 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings and to reduce credit line balances.
                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:

                  SEC
Exhibit #     Reference #                  Title of Document

 1                2         Stock Purchase Agreement, dated as of July 20, 1997
                            between Utah Medical Products, Inc., and Columbia
                            Medical & Surgical, Inc.*

 2                27        Financial data schedule


*Incorporated by reference from the Company's current report on form 8-K/A dated August 7, 1997.


  b) Reports on Form 8-K:

     On August 4, 1997, UM filed a report on Form 8-K, Item 2, Acquisition or
Disposition of Assets, related to the purchase of Columbia Medical & Surgical, Inc. (see note 6 on page 5, above). On August 7, 1997, UM filed a report on
Form 8-K/A, Item 7, Exhibits, related to the CMI acquisition.  On October 14,
1997, UM filed a report on Form 8-K/A, Item 7, Financial Statements, related to the CMI acquisition.



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


                                UTAH MEDICAL PRODUCTS, INC.
                               ---------------------------
                                REGISTRANT


Date: 11/14/97              By:    /s/ Kevin L. Cornwell
                                   Kevin L. Cornwell
                                   CEO and CFO

