Form 10-K
period 1997-12-31
UTAH MEDICAL PRODUCTS INC
filed 1998-03-31
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997.
                          Commission File No. 1-12575


                          UTAH MEDICAL PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Utah                                       87-0342734
          ------------------------------                ----------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

                              7043 South 300 West
                               Midvale, UT 84047
                     --------------------------------------
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

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998, based on NYSE closing price: $58,135,252.

      The number of shares outstanding of the registrant's common stock as of March 6, 1998: 8,305,036.


                      DOCUMENTS INCORPORATED BY REFERENCE

      List herein the documents incorporated by reference: The Company's definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

PART I.


ITEM I - BUSINESS.

      Utah Medical Products, Inc. ("UM" or "the Company") is in the business of producing cost-effective devices for the health care industry which are predominantly proprietary, disposable and for hospital use. Success depends on
1) recognizing needs of clinicians and patients, 2) rapidly designing economical solutions which gain regulatory approval, 3) reliably producing products that meet those clinical needs, and then 4) selling through:

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

      UM's products are sold in the U.S. domestic market primarily through the Company's own direct sales representatives but also through independent manufacturers' representatives, specialty distributors and other medical device companies. Internationally, products are sold through other medical device companies and through independent medical products distributors. UM now has representation in all major global markets with approximately 60 international distributors.

      Negative factors that may adversely impact future performance include managed care reforms or hospital group buying decisions that may limit physicians' ability to direct spending on certain products or procedures, innovative new products introduced by other companies that displace UM's products, regulatory approval delays, changes in the Company's relationships with its distribution partners, and loss of key personnel.

      UM was formed as a Utah corporation in 1978. In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary located in Ireland, was formed to establish an international manufacturing capability. In July, 1997, UM purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in manufacturing and marketing vacuum-assisted obstetrical delivery systems. UM publicly raised equity capital only one time in 1982. After trading on the NASDAQ for 14 years, UM's stock was listed on the NYSE on December 26, 1996 in conjunction with start of operations in Ireland. The Company's corporate offices are located at 7043 South 300 West, Midvale, Utah 84047 USA. The corporate telephone number is (801) 566-1200. European operations are located at Garrycastle Industrial Estate, Athlone, County Westmeath, Ireland. The telephone number in Ireland is (902) 73932. CMI's mailing address is P.O. Box 1530, Redmond, Oregon 97756. The phone number in Oregon is (541) 548-7738. PRODUCTS


Obstetrics Market:

Fetal Monitoring.

      About 60% of births are considered "higher risk" due to lack of prenatal care, among other factors. In many of these births, labor may become complicated and does not progress normally. The obstetrician must assess progression of labor to be able to intervene with drug therapy, infuse a solution to augment amniotic fluid, or ultimately if necessary, perform a Caesarean section procedure, and be prepared for complications following childbirth. In addition to products already offered, the Company intends to continue to develop and introduce tools that enhance fetal monitoring techniques, a core area of focus.

      To assist the physician in assessing fetal well-being, changes in fetal heart rate (FHR) in conjunction with trends in intrauterine pressure are often electronically monitored. UM's intrauterine pressure catheter product line provides for clinician choices from a traditional fluid-filled system to INTRANR PLUS, the state-of-the-art transducer-tipped system. In addition, adjunct FHR electrodes, leg plates, belly bands and chart paper are offered by UM to complete a package of fetal monitoring supplies. UM's intrauterine catheters include:

    IUP-075 and UM's other custom catheter kits utilize a saline-filled catheter that is placed within the uterine cavity, connected to a separate external reusable or disposable transducer. This product package, utilizing double lumen catheters, was the traditional mode of intrauterine monitoring prior to the introduction of INTRAN. An intrauterine pressure waveform is generated through transmission of a signal to the external pressure transducer.

    Introduced in 1987, INTRAN was the first intrauterine pressure catheter that placed the pressure sensor at the source within the uterine cavity. This design eliminated the complicated setup of fluid-filled systems and provided more accurate pressure waveforms. INTRAN I was discontinued in 1995 in favor of the preferred INTRAN PLUS, which is also covered under UM's original INTRAN patent.

    INTRAN PLUS was introduced in 1991. The INTRAN PLUS catheter combines the transducer tip concept of INTRAN I with a refined tip design, a re-zero feature that allows the clinician to verify the reference of the monitor, and a dedicated amnio lumen which provides immediate access to the amniotic fluid environment which may be essential in the diagnosis and intervention of certain fetal conditions. In 1996, an enhancement which allows physicians to observe amniotic fluid in a closed system was added to INTRAN PLUS. In 1997, UM introduced several new versions designed to address user preferences in tip size and zero switch location.

Other Obstetrical Tools.

      UM's purchase of CMI brought the Soft Touch , Tender TouchR and Velvet TouchR lines of disposable and reusable vacuum-assisted operative delivery systems into UM's family of obstetric products. Operative vaginal deliveries provide knowledgeable physicians with an alternative to C-section intervention. Although there are risks associated with vaginal operative deliveries which represent about 15% of all U.S. hospital births, the procedures are generally regarded as safer for the mother, and at least as safe for the fetus, as abdominal (cesarean) delivery in comparable clinical situations. In operative vaginal deliveries, either forceps or a vacuum-assisted extraction system are used to deliver a baby. UM estimates that vacuum-assisted extraction, now the preferred approach, is presently used for about 8-10% of all U.S. births, and has the potential to continue to improve on its share versus forceps. Vacuum extraction may also be used to assist in C-section deliveries.

     CORDGUARD is a unique product which unifies the multiple steps of clamping the neonate's cord close to the umbilicus, severing the cord without splattering blood, drawing a clean blood sample for diagnostic or therapeutic purposes, and assisting in the removal of the placenta. CORDGUARD's sharpless, closed system reduces the risk of exposure, and consequently reduces the high cost of hospital exposure treatment practices when both OSHA and CDC guidelines are properly implemented. In addition, neonatal blood is generally hard to obtain safely and cleanly, while at the same time it is gaining in perceived diagnostic value to clinicians.


Gynecology /Urology /ES Market:

LETZR System:   FINESSE Generator; Disposable Loop, Ball, and Needle
Electrodes; FILTRESSE Evacuator; Other Specialty Electrodes and Other Supplies.

      The LETZ System is a complete line of products and supplies used to treat cervical intraepithelial neoplasia (CIN) and other lower genital tract lesions related to human papilloma virus (HPV) infections. This procedure of using electrosurgical excision with hemostasis has widely replaced cold knife scalpel, laser and cryotherapy procedures because it is economical, safe, effective, quick and easy to perform, has fewer potential side effects, and requires little physician training. In contrast to laser and cryotherapy (freezing of tissue), LETZ provides an important tissue specimen for a pathological assessment. In addition, the procedure may be performed by using only local anesthesia in the physician's office, eliminating the time and expense of hospital or surgical center admittance. The Company's full line of products necessary to perform the LETZ electrosurgical procedure include the Prendiville disposable loop, the FINESSE electrosurgical generator, and other miscellaneous components. The FINESSE electrosurgical generator is the only generator on the market that contains an integral smoke evacuator. The smoke evacuator is required to filter smoke and vapors which contain potentially hazardous particulate material produced during electrosurgery. The disposable loop, the electrode used to excise the tissue specimen, is a pencil-like tube with a thin tungsten wire loop attached. The loop is available in varying sizes and includes a Safe-T-Gauge that can be positioned so the physician can colposcopically monitor the amount of tissue being excised more accurately.

      UM has FDA clearance to market its electrosurgical system in general surgery applications, including dermatology. FILTRESSE, a stand-alone surgical smoke filtration system which combines high filtration efficiency, low cost and convenient use was introduced in 1997. The Company will continue to develop and introduce specialty tools for specific electrosurgical procedures.

      EPITOME, introduced in 1996, is a unique electrosurgical scalpel which delivers precise performance in incision and excision, where minimization of thermal tissue injury is necessary to ensure accurate histological analysis, limited morbidity and post-surgical pain, and cosmetically superior results. A bendable version of EPITOME with a smaller active electrode is being introduced in early 1998. Designed to significantly reduce the chance of tissue burns due to inadvertent electrode contact and where a smaller, bent scalpel is preferable, this new bendable EPITOME should be of particular value to thoracic surgeons in harvesting the internal mammary artery during coronary artery bypass surgery, as well as in tonsillectomies, among other possible uses.

LIBERTY System.

      LIBERTY, a device for the conservative treatment and effective control of urinary incontinence in women, was released for marketing by the FDA in 1995. LIBERTY consists of a battery operated stimulator unit and an intravaginal electrode probe. This physiotherapy technique, which can be done in the privacy of the home, involves passive strengthening of the periurethral muscles.
Pulsed, low voltage, high frequency current is applied primarily to the pudendal nerve causing the pelvic area muscles to contract, leading to better muscle tone. Because electrical stimulation has no known adverse side effects, Liberty provides women suffering from mild to moderate incontinence an effective, lower cost and lower risk alternative to more traumatic treatments such as surgery and drug therapy. In 1997, UM's simplified and lower cost version of Liberty, intended for home use by patients, replaced UM's prior version, renamed Liberty Ultra, as the device of choice for most patients. LIBERTY Ultra is still of interest to physicians who wish to have a full range of waveform options for office use. In addition to its electrostimulation product line, UM intends to add other products that address various aspects of the very prevalent and diverse incontinence conditions including a rectal probe, and a model of LIBERTY that combines its current features with biofeedback therapy that helps the patient measure muscle tone. Beginning in 1998, UM has agreed to market the U-Control Home Trainer, a biofeedback device developed by Thought Technology, Ltd, which the Company believes will be a complementary product to Liberty. In 1998, UM intends to significantly expand its LIBERTY marketing efforts to help establish the belief in patients and doctors that LIBERTY is the easiest-to-use, most cost effective incontinence treatment available. The Company also has begun to market LIBERTY to urologists and physical therapists in the U.S. through specialty distributors.

      PATHFINDER , is an endoscopic irrigation device that allows a surgeon to precisely irrigate with the same hand that controls the endoscope, eliminating the need for a separate assistant to irrigate without visualization. PATHFINDER was acquired in the purchase of CMI.

Tools for Gynecologic Laparoscopy.

      LUMINR is a proprietary tool developed by UM for reliably and safely manipulating the uterus in gynecological laparoscopic procedures. The product was released for marketing by the FDA in 1995. LUMIN combines the strength, range of motion and versatility of the higher end reusable instruments with the lower cost and cleanliness of the cheaper disposable instruments presently on the market, while at the same time reducing the number of tools needed to move and secure the uterus. The EPITOME scalpel is another UM proprietary tool that can be useful in laparoscopic procedures.


Neonatal Critical Care Market:

DISPOSA-HOOD .

      The DISPOSA-HOOD is an infant oxygen hood that is used in infant intensive care to administer oxygen to neonates in a neutral thermal environment critical to maintaining proper physiologic responses. The Disposa-Hood, which is placed over the infant's head, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head. The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head and provides optimum flows for elimination of CO2 (carbon dioxide) by ventilation. The Disposa-Hood is also designed to prevent cross-contamination, to allow axial rotation of the infant's head without contact with the Disposa-Hood and to aid in the maintenance of temperature and humidity conditions that are necessary in the proper respiratory care of premature infants.

Critical Care Market:

Blood Pressure Monitoring Products.
DeltranR Disposable Transducer.

      A transducer converts one form of energy to another. In pressure monitoring, it is used to convert physiological (mechanical) pressure into an electrical signal that is displayed on electronic monitoring equipment. In medical applications, transducers had previously been reusable, fragile, subject to declining accuracy with repeated use and had a cost of about $1,000. The development of integrated circuit technology and guided laser technology led to the introduction of disposable transducers in the medical market approximately fourteen years ago.

      UM has developed and is now distributing its disposable transducer as a stand-alone product, and as a component in pressure monitoring kits through its direct representatives and independent distributors, as well as to other medical companies in the U.S. and internationally.

      Although several other medical companies manufacture disposable pressure transducers ("DPTs"), the Company believes that the Deltran DPT which it developed sets the standard in terms of reliability and ease of use. UM has qualified an automated assembly line which allows UM to effectively compete with the largest suppliers on the basis of low manufacturing costs. In early 1998, UM will begin marketing a new version called DELTRAN PLUS which UM believes provides the easiest and least risky blood sampling capability currently available.

Other Products and Components.

      The Company sells products specifically designed for other medical companies which incorporate UM's proprietary technologies. In addition, UM sells plastic molded parts to a number of medical and non-medical companies, including competitors. UM believes that this practice has not affected its competitive position, and extends the benefit that shareholders realize from UM's manufacturing capabilities and technologies.


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

      The Company currently competes within three distinct product/market arenas, each with differing competitive circumstances from the other:

1)   Obstetrics.

     a) Fetal monitoring. UM markets its intrauterine pressure catheters ("IUPCs"), fetal heart rate electrodes and other monitoring supplies including electrical cables, external pressure sensing TOCO belts, leg plates and chart paper, to hospital labor and delivery departments. Almost exclusively limited to the United States where electronic monitoring is accepted practice, the available annual market for UM's full line of fetal monitoring supplies exceeds $35 million.

     The Company's IUPC sales control over 45% of total IUPC unit sales with a mixture of traditional "fluid-filled" catheters together with sensor-tipped catheters, where five other suppliers compete. The proven reliability of UM's INTRAN PLUS IUPC system, educational programs, and breadth of line, have helped UM secure more than a 75% share of the sensor tipped segment, which represents about 60% of total IUPC units used. Because UM's IUPC customers are part of U.S. hospitals which are experiencing consolidation and group purchasing pressures, a negative factor which may adversely affect future IUPC sales would be the acceptance of a new IUPC supplier that could bundle a viable but inferior and cheaper IUPC with broad product lines as part of a group supplies contract. UM believes its patents are an important barrier to competition, and is currently involved with infringement litigation against two competitors.

       b) Vacuum-assisted operative delivery systems. UM's vacuum-assisted operative delivery systems, including both disposable and reusable extraction cups and a proprietary hand pump, are marketed through the same channels as fetal monitoring supplies. UM's vacuum-assisted operative delivery systems, formerly manufactured and marketed under the Columbia Medical, Inc. name, control about 50% of the market for these devices. Although vacuum extraction historically has enjoyed even greater acceptance internationally than in the U.S., CMI did not have significant sales of these products outside the U.S. UM believes its established international distribution channels can spur additional growth.

     c)  Other Ob products.   Umbilical cord management is a clinical need that
has not been successfully addressed to date with UM's proprietary concept called CordguardR, or with any other product. Blood samples are routinely collected in about 50% of births in the U.S. now, and collections are expected to increase with the greater emphasis being placed on using neonatal blood for both diagnostic and therapeutic purposes. Cordguard is a totally closed system, designed to conveniently and safely clamp next to the umbilicus, sever the cord, and draw a clean cord blood sample in a single unified procedure. In 1998, UM will continue to work on improving its Cordguard product design and marketing programs. Also in 1998, UM has agreed to sell the Umbilicup product designed and manufactured by MKMI as an alternative cord blood collection device. The Umbilicup II device is designed to harvest larger quantities of cord blood. As part of the CMI purchase in 1997, UM acquired two other devices used routinely by obstericians, Amnicot, a device used to assist in the rupture of maternal membranes, and MUC-X, a neonatal meconium suction device.

     The hospital labor and delivery department will continue to offer an excellent opportunity where UM's established position in fetal monitoring allows receptiveness for evaluating new obstetrical product concepts. An excellent example is UM's fetal pH device, designed to provide a continuous measure of fetal scalp tissue pH, which is in the final stages of product development.

2)   Gynecology/Urology/Electrosurgery.

     a) LETZ. Since 1991, the office and outpatient market for the electrosurgical cervical loop excision treatment has attracted over ten competitors offering either electrosurgery generators or disposable loop electrodes, or both. UM continues to have a leading market position through utilizing a direct sales organization to promote educational and clinician support programs. The Company believes that its products demonstrate superior cutting and hemostasis capabilities by its FINESSE generators, and an improved
safety and "quality tissue specimen" by its patented disposable loop line.   The
current worldwide annual market exceeds $20 million. In 1998, UM will introduce other proprietary electrodes which provide significant advantages for excision of certain types of CIN.

     b) Other electrosurgery products. In addition to other applications for UM's LETZ electrosurgery system, UM has exploited its understanding of electrosurgery to develop the EPITOME scalpel. The major uses of EPITOME are most likely to be in non-gynecologic specialities such as otolaryngology, plastic and thoracic surgery where precise incisions and closely controlled excisions in highly vascular regions, with minimal thermal side effects, are important, along with the desire to minimize time in the surgical theatre. In areas such as these where UM does not have an established market presence, development of new product sales may be slow.

     c) Other surgical uses of LETZ equipment and supplies. The Company believes that similar surgical procedures will gain in acceptance in a number of other specialized areas, including dermatology and family practice, and plans to develop and introduce products for these areas based on its electrosurgery expertise. The ultimate adoption of new specialized products is uncertain because the products require a high level of user education and require purchasers to work against the trend of standardized general-purpose tool acquisitions. Sales may be limited by UM's lack of access to important distribution channels.

     d) Endoscopic procedures. Several of UM's products have utility in rapidly evolving endoscopic operative techniques. Examples are Pathfinder, a bulb irrigation device used to improve visualization at the surgical site; LUMIN, a disposable instrument to precisely position and retain the uterus during endoscopic procedures; and Epitome, a unique electrosurgical scalpel that allows very rapid and precise incisions with minimal thermal side effects. Because of the fragmentation of the markets and channels for distribution of these products, as well as UM's limited resources, methods of reaching users will continue to be primarily opportunistically driven.

     e) Incontinence therapy. Urinary incontinence is an under diagnosed and under reported but prevalent condition in women, especially physically active women over the age of forty. In the United States, at least ten million women suffer from time to time from some form of urinary incontinence: stress, urge or
mixed.   Clinical studies have shown that chances are good that the problem can be improved or cured by strengthening and toning the pelvic floor muscles, especially in women with mild to moderate stress incontinence. The use of electrical stimulation to help strengthen muscles is an approach that is scientifically well understood and is an area of engineering expertise at UM. Adjunct therapy devices and diagnostic tools will become important to developing a system of tools for cost-effective urinary incontinence treatment. The aging of the population and increased interest in more conservative and non-surgical therapeutic approaches to solving health problems are two important U.S. trends which will help drive patient adoption of Liberty and other conservative accessory products. Market acceptance may be limited by a number of negative factors including the fact that the electrostimulation therapy approach is not a "quick fix" and requires patient discipline to continue a treatment regimen over an extended time span, as well as the fact that the treatment may require a greater time commitment with less revenue dollars than alternative surgical approaches for gynecologists prescribing it.

     f) Urology. In addition to UM's female urinary incontinence products and Pathfinder, of which the most prevalent use to date has been in removal of calculi in biliary and urinary tracts, UM manufactures the pumps used by several other medical companies selling vacuum erection devices for male erectile dysfunction. In this last area, UM depends on the marketing strengths of its OEM customers.

3)   Critical Care/Blood Pressure Monitoring.

      This is a large, commodity-oriented intensive care/anesthesia monitoring market dominated by two major U.S. suppliers which bundle disposable transducers and accessories with venous and arterial catheters. The products used in monitoring human vital signs have features that are practically undifferentiated among the major competitors. Consequently, hospital purchasing decisions tend to be based on price and delivery. The loss of Baxter as a dominant distribution partner at the end of 1996 represented a negative factor that adversely impacted 1997 performance. UM's strongest market position now is outside the U.S. where markets are more fragmented. UM's sales through distribution partners excluding Baxter, independent U.S. and international distributors and its limited U.S. direct sales team represented about 4% of the total annual worldwide end-user market in 1997. The worldwide market at end-user price for DPT and accessories exceeds $150 million.


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

      Historically, UM has sold its products, especially those relating to critical care, through independent distributors and other medical companies in both domestic and international markets. However, since 1991, the Company has developed a more focused direct sales organization in the United States with specialized distributors and its own directly employed sales force. The network of direct representatives and specialty distributors is employed to concentrate on select market applications for UM products and to provide proper customer training and support. In March 1998, the U.S. direct sales force consisted of 25 territory representatives and sales managers. Through the use of closely-controlled clinical education programs, the direct sales force positions UM to gain market leadership with its value-added products. UM's products serve niche market applications in obstetrics and gynecological procedures which are trending toward outpatient clinics and physician offices. Just three years ago, independent distributors in the U.S. represented more than half of UM's domestic Ob/Gyn business. In 1998, UM expects that U.S. distributors will represent less than 10% of its domestic business.

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

      Internationally, the Company sells its products through distributors or through OEM (other medical manufacturers) relationships.

RESEARCH AND NEW PRODUCT DEVELOPMENT.

     New product development is a key to UM's growth plans. UM's current new product development projects are in three areas of focus: 1) obstetrics/ fetal monitoring, 2) female incontinence management, and 3) specialized procedures for the assessment and treatment of cervical/uterine disease. In terms of R&D output, UM has acquired or filed 18 new patent applications in the last five years. In the medical device industry, FDA premarketing approval submissions are an indicator of new product development activities for a given company. In that regard, in the last five years, 21 FDA premarketing approval submissions have been completed.

     Because of UM's reputation as a successful innovator, its financial strength and its established clinician user base, it enjoys a substantial flow of new product ideas. Internal development, joint development, product acquisitions, and licensing arrangements are all included as viable options in the investigation of opportunities. Only a small percentage of ideas survive feasibility screening. For internal development purposes, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team. The team's objective is to have a clinically proven, manufacturable, and FDA released product ready for marketing by a specific date. Approximately twelve projects on the average, depending on the level of resources required, are underway at UM at any given time. More than 50% of assigned projects do not succeed in attaining a product which meets all of the Company's criteria. In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition.

     Once a product is developed, tooled, fully tested and cleared for marketing by the FDA, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution, or not having access to users because of limitations in marketing and distribution resources.

     During 1997, the Company spent $958,166 on new product development, which was 4.0% of sales. Included in these expenses were amounts paid to outside entities for activities required for the conduct of clinical evaluations. During 1996 and 1995, new product development expenses were $1,387,088 (3.6% of sales) and $1,789,167 (4.3% of sales), respectively. Expenditures for R&D projects are expected to continue at approximately 4% of sales, limited more by the Company's ability to process new ideas, as well as organize and integrate the speciality skills necessary to develop innovative products, than by the availability of funds or new product ideas.

EMPLOYEES.

     At December 31, 1997, the Company had 290 employees, 42 of which are located in Oregon, and 32 in Ireland. The Company's continued success will depend to a large extent upon its ability to retain its skilled employees. No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which creative and high achieving people want to work.

     To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers that limit their ability to contribute to UM's programs. All professional employees sign a confidentiality and non-compete agreement as a condition of employment. None of the Company's employees is represented by labor unions or other collective bargaining groups. All employees participate in performance-based bonus programs.

PATENTS AND TECHNOLOGY LICENSES.

     The Company owns forty-five unexpired patents and patents pending, and is the licensee of certain other technology. There can be no assurance, however, that patents will be issued with respect to the pending applications or that the issued patents can be successfully defended.

     The ability of the Company to achieve critical mass in the marketplace depends in large part on the protection afforded by its patents. In cases where competitors introduce products that may infringe on UM's technology, the Company has an obligation to its shareholders to defend its intangible property. Although the cost of patent litigation reduces the Company's current performance, a successful defense of a core market franchise as represented by INTRAN, for example, represents many orders of magnitude of return in shareholder value. In addition, UM's practice of aggressively pursuing those who infringe its patents tends to discourage others from unfairly using UM's innovation. Patent infringement lawsuits are currently pending against two companies whom UM believes have infringed its INTRAN patents.

     Because of the Company's reliance on certain proprietary information, it obtains a confidentiality and non-compete agreement from its technical and sales employees, key management and consultants.

     As a matter of policy, UM has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UM proprietary product ideas. During 1997, royalty expenses were $64,970. Royalties are included in cost of goods sold.

     Also as a matter of policy, UM licenses its proprietary technology to others in circumstances where that licensing does not directly compete with UM's own marketing direction. During 1997, the Company received $732,267 in royalty income, compared to $703,352 in 1996, and $652,894 in 1995. This income remains a material portion of UM's earnings and therefore UM's future performance also depends on the performance of other companies who license its technology.

GOVERNMENT REGULATION.

     The Company's products are subject to regulation by the U.S. Food & Drug Administration ("FDA"), as well as other regulatory bodies globally. The FDA has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of medical products in the U.S. In addition, requirements exist under other federal laws and under state, local and foreign statutes that may apply to the manufacturing and marketing of the Company's products. The Medical Device Amendments of 1976 (the "Amendments") significantly extended the jurisdiction of the FDA to regulate medical devices. Until the adoption of the Amendments, medical devices were subject only to general labeling and purity requirements. The Amendments established three classifications of medical devices, Class I, Class II, and Class III.

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

     In 1994, UM received certification of its quality system under the ISO 9001/EN 46001 standards ("ISO" stands for "International Organization of Standardization"). EN 46001 is the European Community's effort to harmonize different national regulatory requirements for the development, sale, and manufacture of medical products. Because the ISO standards are in perpetual modification, UM remains on a continuous periodic audit schedule by its independent notified body in order to stay abreast of international regulatory standards. In early 1997, UM received ISO 9001/EN 46001 certification for its Ireland facility. UM has now received formal product certification allowing the use of the CE Mark (demonstrates proof of compliance with the European Community's product standards) for its blood pressure monitoring kits, electrosurgical generators, disposable loop and blade electrodes, and intrauterine catheters, representing most of its current product sales internationally. As of early 1998, UM is seeking additional CE Mark authorization on products with about $250,000 in international sales in 1997.

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

     Revenues from foreign customers in 1997 were about $5,218,000 (21% of total sales), as compared to $9,739,000 (25% of total sales) in 1996, and $10,343,000 (25% of total sales) in 1995. Critical care products represented 85% of
international sales in 1997, compared to 91% in 1996 and 96% in 1995.   Non-
Baxter international sales were about $5,010,000 in 1997 compared to $4,805,000 in 1996 and $4,315,000 in 1995.

     UM sees the international marketplace as one of the cornerstones of its
growth strategy.   UM is keenly aware that not only are international markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used. In 1996, UM completed a new manufacturing facility in Athlone, Ireland. The facility offers a number of advantages: 1) from a marketing point of view, faster response to European Union customers, including a better understanding of customized needs, less costly distribution and duty-free access to over 350 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity at existing U.S. facilities.

BACKLOG.

     As a marketer of primarily disposable products, the nature of UM's business necessitates being very responsive to customer orders and delivering products quickly. Thus an objective of UM is to minimize its shippable backlog. Backlog shippable in less than 60 days as of January 1, 1998, was approximately $0.6 million compared to $0.5 million as of January 1, 1997.


SEASONAL ASPECTS.

     The Company's business is generally not affected by seasonal factors. PRODUCT LIABILITY RISK MANAGEMENT.

     No product liability lawsuits involving a significant injury have been filed against the Company for any of its products in the past six years, despite the substantially higher product usage rates over that time. The risk of product liability lawsuits is a negative factor in UM's business because UM's products are frequently used in inherently life threatening procedures to help physicians manage higher risk patients. Although UM's products are proven to be safe and efficacious over millions of uses, positive outcomes cannot always occur in the procedures where UM's products are used. In litigious cultures (such as the U.S.) frequently driven by attorneys looking for windfalls, patients may look for scapegoats. In any lawsuit against a company where an individual plaintiff has a permanent physical injury, a small probability of a large award always exists whether or not a causal relationship exists. UM is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its future defense should any lawsuits be filed.


FORWARD LOOKING INFORMATION

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

     Risk factors, in addition to the risks outlined in the previous paragraph and elsewhere in this report that may impact the Company's assets and liabilities, as well as cash flows, include risks inherent to companies manufacturing products used in health care including claims resulting from the improper use of devices and other product liability claims, defense of the Company's intellectual property, productive use of assets in generating revenues, management of working capital including inventory levels required to meet delivery commitments at a minimum cost, and timely collection of accounts receivable.

     Additional risk factors that may affect non-operating income include the continuing viability of the Company's technology license agreements, actual cash and investment balances, asset dispositions, and acquisition activities that may require external funding.

ITEM 2 - PROPERTIES.

Office and Manufacturing Facilities.

     The Company's current operations are located in one 100,000 square foot facility in Midvale, Utah, a suburb of Salt Lake City, a 20,000 square foot facility in Redmond, Oregon, and a 77,000 square foot facility in Athlone, Ireland. UM owns its property and facilities in Utah and Ireland, with the exception of a long-term lease on one section of its Midvale parking lot. The Oregon facilities are leased. The Ireland facility operates as a wholly-owned subsidiary under the name Utah Medical Products Ltd. The Company recently sold a building it previously owned in Lehi, Utah to an unrelated party.

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

                                    PART II.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

      UM's common stock began trading on the New York Stock Exchange (symbol:
UM) on December 26, 1996. It previously traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (symbol UTMD). The following table sets forth the high and low sales price information as reported by NASDAQ and NYSE for the periods indicated:

                           1997                      1996
                   ------------------        --------------------
                   High           Low        High            Low


 1st Quarter    $    13        $   10       $ 23-1/2     $    13
 2nd Quarter     11-1/2             6             18      11-1/2
 3rd Quarter     10-1/2             7             13          11
 4th Quarter          9         6 1/2         14-1/2      11-1/2

Stockholders.

      The approximate number of beneficial stockholders of UM's common stock as of March 6, 1998 was 7,000.

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


ITEM 6 - SELECTED FINANCIAL DATA.



                                   Year Ended December 31
                -------------------------------------------------------------
                   1997        1996         1995         1994         1993
                ----------  ----------   ----------   ----------   ----------
Net Sales      $24,271,640 $38,672,632  $42,038,082  $39,644,684  $36,999,059

Net Income       4,321,704   8,753,891    8,353,738    7,109,360    7,012,285

Diluted Earnings
 Per Share             .51         .93          .83          .68          .60

Total Assets    31,459,236  28,915,685   33,330,379   27,365,183   28,344,113

Long-term Debt   5,562,933      None         None         None         None
Cash Dividends
Per Common Share     None       None         None         None           $.06



                                      Quarterly Data for 1997
                 ------------------------------------------------------------
                 First Quarter  Second Quarter   Third Quarter  Fourth Quarter


 Net Sales          $5,173,394      $5,100,577      $7,018,810     $6,978,859

 Gross Profit        2,707,600       2,671,207       3,678,705      3,548,921

 Net Income          1,039,985         895,385       1,152,849      1,233,485

 Earnings Per Share
 - Diluted                 .12             .10             .14            .15


                                     Quarterly Data for 1996
                 ------------------------------------------------------------
                 First Quarter  Second Quarter   Third Quarter Fourth Quarter


 Net Sales          $9,967,590     $10,089,176      $9,993,639     $8,622,227

 Gross Profit        4,595,059       5,005,227       4,989,655      4,533,439

 Net Income          2,483,535       2,170,856       2,190,399      1,909,101

 Earnings Per Share
 - Diluted                 .25             .23             .24            .21



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following comments should be read in conjunction with accompanying financial statements.

Productivity of Assets and Working Capital.

     a) Assets. UM's 1997 year ending total assets increased by $2.5 million relative to the end of 1996 as a result of the mid-year acquisition of Columbia Medical, Inc (CMI). Year ending assets attributable to CMI were about $7.1 million including working capital, net (after accumulated depreciation) property and equipment, and net (after accumulated amortization) intangible assets of about $1.0 million, $1.0 million and $5.1 million, respectively. UM's total asset turns (ratio of sales to total assets) declined in 1997 because average total assets declined only 3%, while sales decreased 37%, both relative to 1996. Total asset productivity is important as a factor to help maintain return on shareholders' equity (ROE) at levels which will finance significant future growth. 1997 total asset turns of 0.8 were below management's targeted long term turn rate of 1.4.

     Although total 1997 year ending net property, plant and equipment assets (PP&E) remained about the same as at year-end 1996, PP&E in Utah and Ireland decreased $0.4 million and $0.6 million, respectively, to offset the $1.0 million increase by the CMI acquisition. The decreases resulted from the fact that in Utah depreciation of assets already in service exceeded purchases of new or replacement PP&E assets, and in Ireland from currency translation adjustments decreasing the U.S. dollar value of those assets. Since UM has in place the physical plant to support significant growth without major capital investment, the trend of depreciation exceeding new PP&E purchases should continue in 1998 for the businesses in which UM currently participates.

     Working capital declined by $1.6 million because of the changes in UM's business, including the CMI acquisition, but UM's current ratio improved to 4.4. Cash and investments declined $3.5 million as a result of tying UM's daily cash receipts and disbursements directly into its line of credit, in order to minimize the credit line balance. Inventories increased by $1.0 million, about two-thirds of which came from the CMI acquisition. The remaining inventory increase was significant in light of the substantial decrease in business activity. After the termination of the Baxter agreement, UM honored longer term purchase commitments with its vendors and sought to smooth the decline in its workforce. As a result, 1997 year ending average inventory turns declined to
2.2 times. In 1998, the Company plans to reduce its inventories substantially while increasing sales activity. 1997 year-ending accounts receivable (A/R) balances increased $0.3 million relative to the end of 1996, and, at an average aging of 54 days based on 4Q 1997 shipment activity, remained within management's aging target. A/R over 90 days from invoice date were less than 1% of total A/R. As UM continues to increase the share of its business invoiced directly to end users, particularly hospitals, in contrast to distributors or OEM's, maintaining A/R at current aging levels will become increasingly difficult. In 1998, the planned reduction in inventory by itself should be sufficient to finance the increase in A/R resulting from increased sales activity.

     b) Liabilities. Current liabilities (C/L) at year end 1997 were down 41% from the prior year end, excluding the reserve for litigation expenses. This reflects 19% lower sales activity in 4Q 1997 relative to 4Q 1996, and also lower raw material purchasing activity at the end of 1997 as a result of inventory reduction programs. The litigation reserve is an accumulated accrual against the Company's income performance, anticipating the costs of future product liability lawsuits, patent infringement litigation and other litigation that is an inherent consequence of doing business in our society. The reserve increased $0.1 million in 1997 because UM accrued that much more against its 1997 performance than it experienced in actual litigation expenses. Management believes that the current accrual rate plus the $762,000 reserve balance will be sufficient to fund known pending or planned litigation.

     UM established a credit line in the form of a long-term revolving promissory note with its bank on April 4, 1997. Under the note, the Company may borrow up to $10 million at a floating interest rate tied to LIBOR or the Prime Rate at UM's election. Amounts borrowed under the note are unsecured. The note terminates on March 25, 1999. At March 6, 1998, the balance on the note is about $4.6 million at a current interest rate of approximately 7.13% per annum. Other than the credit line, UM has no long term debt obligations. UM's total debt ratio (including both current and long-term liabilities as a percentage of total assets) at the end of 1997 was 28%.

Results of Operations.
     a) Revenues. In 1997 as a whole, revenues were down 37% from 1996. The decline in business with Baxter represented 68% of the decline. In the first half (1H) of 1997, sales were down 49% relative to the 1H 1996. For the 2H 1997, sales were down 25% from the 2H 1996. The decline in Baxter revenues represented 85% of the 2H decline.

     UM divides revenues into three categories: 1) obstetrics, comprised of a full line of equipment and supplies used in hospitals' labor & delivery departments for fetal monitoring, operative vacuum delivery, umbilical cord management, and meconium aspiration, as well as other needs; 2) gynecology /urology /electrosurgery (ES) equipment and tools used especially for a gynecologic electrosurgical procedure called LETZR, but also other electrosurgical procedures including endoscopic procedures, and other non-gynecological procedures such as tonsillectomies by otolaryngologists, abdominal reconstructions and breast reductions by plastic surgeons, mammary artery grafts by thoracic surgeons, nevus excision by dermatologists, and tumor excisions by all surgeons; other tools used in other minimally invasive surgical procedures including diagnostic laparoscopies; urinary incontinence management devices; and urology pumps; and 3) disposable components used in critical care applications, especially invasive blood pressure and ICP monitoring, but also disposable respiratory products. Revenues from contract molding are also included in this "critical care" revenue category.

     UM achieves critical marketing mass through innovation in developing and commercializing proprietary products that become the most recognized cost-effective solution for certain clinical needs. UM's primary revenue contributors generally enjoy a dominant market share and have important product features protected by patents. In obstetrics, the Company owns eight fetal monitoring patents with two others pending, five vacuum extraction patents and four umbilical cord management patents. In gynecology /urology /ES, the Company owns four patents with four others pending. In critical care applications, the Company owns 14 patents, several of which are licensed to other medical companies.

     Sales of obstetrics products in 1997 were $11,823,000 compared to $15,802,000 in 1996, and $16,228,000 in 1995. In 1997, obstetrics product revenues declined $4.0 million relative to 1996 due to two competitors taking a lower pricing strategy against INTRAN, with new products UM believes are infringing the Company's patents. In 1H 1997, the INTRAN sales decline was amplified by depletion of inventory by terminated distributors and UM repurchases of distributor inventory. In 1997, sales of INTRAN represented 85% of obstetrics sales, compared to 98% in 1996. In the 2H 1997, due to the acquisition of CMI, sales of INTRAN represented 77% of obstetrics sales. Also, beginning in 3Q 1997, UM introduced several versions of INTRAN PLUS designed to address user preferences in tip size, zero switch location and amniotic fluid visualization. Obstetrics product sales in 2H 1997 were $7.4 million, compared to $4.4 million in 1H 1997. As a percentage of total UM sales, obstetrics product revenues represented 49% in 1997 compared to 41% in 1996.

     Gynecology /urology /ES product sales were $3,859,000 in 1997 compared to $3,534,000 in 1996 and $2,982,000 in 1995. Several new products aided the growth in 1997 including Epitome, a unique ES scalpel, Liberty, a conservative therapy for female urinary incontinence, Pathfinder Plus , an irrigation device for endoscopic procedures, and CMI's urology pumps. In 1997, this category of revenues represented 16% of total UM sales compared to 9% in 1996. In contrast to UM's other two product categories, a number of the products in this category are designed for use in physicians' offices or outpatient clinics, and therefore represent important diversification for UM's business.

     Critical care revenues were $8,589,000 in 1997 compared to $19,337,000 in 1996 and $22,828,000 in 1995. Included in this category are transducers and other components used in blood pressure monitoring sold to Baxter, which sales in 1997 were $1,286,000 compared to $11,132,000 in 1996 and $14,996,000 in 1995.
The decline in sales to Baxter represented 92% of the decline from 1996 critical care sales, and 96% of the decline from 1995 critical care sales. The silver lining in this cloud is the fact that UM no longer has one customer that represents more than 37% of its total sales. Sales to Baxter, still the largest UM customer, represented 5% of UM's total sales in 1997. Because of UM's automated assembly capabilities, and established overseas customer base, management expects to be able to sustain a reasonable base of business for its critical care products that will continue to contribute to UM's profitability.

     UM divides its distribution channels into "direct" and "OEM" channels. "Direct sales" are sales of UM's products by its own employed sales representatives, by independent commissioned representatives, or by stocking distributors in a particular geographic region. Increasing direct sales are an indication of the Company's ability to build its own marketing franchise. "OEM sales" are sales of UM products by other medical device manufacturers either as a component of a kit, or as a repackaged stand-alone product into markets not served by UM's own direct sales resources. In 1997, global direct sales represented about 80% of total sales compared to about 63% in 1996, and 58% in 1995. In the U.S., direct sales represented 86% of sales in 1997 compared to 73% in 1996 and 68% in 1995. By product line category, dividing global sales into the two distribution channels of direct and OEM, yields the following: 1) obstetrics; 98% direct and 2% OEM in 1997, and 100% direct in both 1996 and 1995; 2) gynecology /urology /ES; 90% direct and 10% OEM in 1997, 95% direct and 5% OEM in 1996; and 96% direct and 4% OEM in 1995; and 3) critical care; 52% direct and 48% OEM in 1997, 27% direct and 73% OEM in 1996; and 23% direct and 77% OEM in 1995. Sales to Baxter are part of critical care OEM sales.

     Previous years' foreign sales included a substantial portion to Baxter divisions overseas. Including Baxter sales, foreign sales were $5,218,000 in 1997, compared to $9,739,000 in 1996 and $10,343,000 in 1995. Excluding Baxter
sales, foreign sales were $5,009,000 in 1997, compared to $4,804,000 in 1996 and $4,315,000 in 1995. Foreign sales comprised 22% of total non-Baxter sales in 1997, compared to 17% in 1996 and 15% in 1995. Excluding sales to Baxter, critical care products represented 84% of foreign sales in 1997 compared to 83% in 1996 and 92% in 1995.

     In 1998, UM sales should increase due to having the benefit of CMI sales for the entire year compared to one half year in 1997. UM intends to continue marketing programs to expand sales of its newer products Epitome, Liberty, Cordguard, and Filtresse, as well as introduce other Ob/Gyn niche products currently in development and, if affordable, acquire synergistic products from other companies. UM continues to believe it has substantial sales potential for its existing products in international markets, and therefore plans to continue to commit resources for international business expansion.

     b) Gross profits. Gross profit margins (profit after subtracting costs of manufacturing products from revenues) in 1997 were 51.9% compared to 49.4% in 1996 and 46.4% in 1995. The 1997 improvement in average gross profit margin was achieved from changes in the product mix and distribution mix. In terms of product mix, sales of UM's Ob/Gyn products increased to 65% of total sales in 1997 from 50% of total sales in 1996, and 46% of sales in 1995. In terms of distribution mix, sales in the U.S. by the Company's directly employed representatives increased to about 81% of total domestic direct sales in 1997, compared to 58% in 1996 and about 50% in 1995. The distribution mix change is a result of terminating stocking distributors, and replacing them with employed sales representatives. Average selling prices increase because fewer products are sold to distributors at a discount, and therefore gross margins increase as long as manufacturing costs do not increase in the same proportion. Working against gross margin improvements in 1997 was the fact that manufacturing overhead (manufacturing costs excluding the costs of direct materials and direct labor, e.g. depreciation of PP&E, utilities, engineering, QA and supervision) were not reduced in proportion to the decline in sales. If UM had reduced manufacturing overhead costs in proportion to its decline in sales, that is, had 1997 manufacturing overhead expenses as a percentage of sales remained at 1995 and 1996 levels, average gross margins for 1997 would have been 56%. UM has improved its gross margins as a percentage of sales every year for the last twelve years. Additional gross margin improvements can be achieved if UM can increase sales activity to better absorb its overhead expenses. On the other hand, management expects continued competitive pressure for its established products that may reduce average selling prices and therefore put additional pressure on gross margins in 1998.

     c) Operating Profits. Operating profits, or income from operations, are the profits achieved after subtracting operating expenses from gross profits. Operating profits in 1997 were $5,559,000 compared to $11,809,000 in 1996 and $11,693,000 in 1995. Even though 1997 gross margins were up as a percentage of sales, operating profits were down 53% (compared to sales down 37%). UM did not decrease operating expenses in proportion to the sales decline in 1997 because of management's belief that certain spending levels were necessary to increase revenues in future years. Although 1997 expenses in dollars decreased by $0.3 million relative to 1996 and by $0.7 million relative to 1995, operating expenses increased to 29.0 % as a percentage of revenues in 1997 compared to 18.9% of revenues in 1996 and 18.5% of revenues in 1995.

     Operating expenses are subdivided into sales, general and administrative expenses (SG&A) and research and development expenses (R&D). UM further divides SG&A into the two categories of sales and marketing expenses (S&M) and general and administrative expenses (G&A).

     SG&A expenses in 1997 increased to 25.1% of revenues compared to 15.3% in 1996 and 14.3% in 1995. There were three primary causes for the substantial increase in SG&A expenses as a percentage of sales: 1) a substantial increase in the proportion of UM's business that is direct versus OEM, combined with the distribution mix change from distributors to directly-employed representatives in UM's direct portion of its business; 2) amortization of goodwill associated with the July CMI acquisition, and 3) spreading relatively fixed expenses over fewer revenue dollars, for example, spending on new product marketing programs, outside legal and accounting fees, and costs associated with being a publicly-traded company, among others. Because of the first two fundamental changes to UM's business expenses, management expects future SG&A expenses as a percentage of sales to remain closer to the 1997 rate than the earlier 1996 and 1995 rates, even as sales volume increases.

     UM's S&M expenses are driven primarily by the direct sales portion of its business. Although UM desires to increase its OEM customers, particularly for its blood pressure monitoring products and other products which serve markets that are outside UM's sales focus, management expects that the direct portion of UM's business will grow faster than the OEM portion, which represented about 20% of total sales in 1997. The distribution mix changes that had a positive impact on gross margins in 1997 had a negative effect on selling expenses. In 1997, UM increased its direct sales force headcount by 20%. Management believes that achieving closer contact with end-users of its specialty products, as well as having closer control of how its sales resources spend limited time, are key elements to implementing its value-added niche marketing strategies. In 1998, UM has terminated an additional distributor, which should yield sales to stocking distributors as a percentage of total direct U.S. sales less than 10% in 1998.

     Although G&A expenses declined $0.1 million in 1997 relative to 1996, they did so under greater requirements. Included in the G&A expenses were amortization of goodwill related to the CMI acquisition of $148,300, plus other G&A expenses in Ireland and Oregon of $0.4 million that were not present in 1996. In 1998, UM plans to hold its G&A dollar expenses in Utah and Ireland consistent with 1997, but the addition of G&A expenses related to CMI for a whole year added together with amortization of goodwill at an annual rate of about $340,000 will result in G&A expenses as a percentage of sales approximately the same in 1998 as in 1997.

     R&D expenses were 3.9% of sales in 1997 compared to 3.6% of sales in 1996 and 4.3% of sales in 1995. UM's consistent investment of about 4% of annual sales in R&D has yielded twenty-one 510(k) premarketing submissions to the FDA over the last five years, a reasonable indicator of new product development efforts. In 1997, UM submitted four new 510(k) applications to the FDA. In addition, UM has filed or acquired twenty product patent applications over the last five years, including nine in 1997. The Company employs specialist R&D resources not only to internally develop its own new product ideas, but also, through joint development agreements, licensing of technology, acquisitions and other arrangements, to enhance and complete to commercialization projects initiated by others. For example, UM began working in cooperation with Mayo Clinic in May 1997 to develop and commercialize an advanced endometrial tissue sampling approach designed by R. Stuart Fowler, M.D., Mayo Clinic, Scottsdale, Arizona. UM expects to maintain its commitment to R&D in 1998 consistent with the past as a percentage of sales.

     d) Non-operating income. Non-operating income includes royalties from licensing UM's technology to other companies, interest and capital gains from investing the Company's cash (offset by interest on UM's debt obligations), and gains or losses from the sale of assets. Non-operating income of $1.2 million made a substantial contribution to 1997 performance. Non-operating income in 1997 represented about 18% of pretax income, compared to 13% in 1996 and 9% in 1995. Non-operating income in 1997 was about $0.6 million less than 1996 because of an extraordinary payment in 1996 relating to the use of UM's technology. Non-operating income in 1997 was slightly higher than in 1995. Items in 1997 which were different from recent prior years included interest expense of $250,000 from UM's use of a credit line to finance the purchase of CMI, and a $196,000 gain from the sale of a small property in Lehi, Utah. Royalties from other medical device companies continue to constitute a majority of the non-operating income. Royalties received vary from year to year depending on the interest in UM's patents and/or success of other companies in selling licensed product concepts. Barring new technology licensing or other extraordinary transactions, UM's management estimates that non-operating income in 1998 will be lower than in 1997, due primarily to continued interest expense on debt balances and no anticipated sales of property similar to 1997.

     e) Earnings before income taxes. Earnings before income taxes (EBT) result from adding UM's non-operating income to its operating profits. EBT, as a percentage of sales, were 27.9% in 1997 compared to 35.3% and 30.6% in 1996 and 1995, respectively. Despite much lower sales volume, UM was able to maintain very high before tax profitability when compared with other publicly-traded companies' performance. Continued gross margin improvements, tight controls on operating expenses and excellent non-operating income were the keys. Except for the extraordinary year of 1996, UM's historical best year of profitability, the Company achieved profitability consistent with previous years in terms of earnings before taxes as a percentage of sales in the range of 28-30%.

     f) Net income. Net income is EBT minus income taxes. UM's effective income tax rate was 36.2% in 1997 compared to 35.8% in 1996 and 35.0% in 1995. UM's effective rate includes federal and state income taxes in the U.S., as well as taxes overseas. The increased tax rate in 1997 reflects the non-deductibility of goodwill for tax purposes associated with the CMI acquisition, a difference in the distribution of state taxes, a smaller amount of non-operating income coming from tax-exempt securities, and other fluctuations associated with the use of a foreign sales corporation and R&D tax credits. The Ireland operation did not generate enough profits at a lower income tax rate to help reduce the overall effective rate in 1997.

     Net income of $4.3 million in 1997 on $24.3 million in sales ranks in the top profitability tier of U.S. publicly-traded companies. UM generates profits equivalent in magnitude to profitable companies three times its size in revenues. Net income in 1997 was $4,322,000, compared to $8,754,000 in 1996 and $8,354,000 in 1995. Although an unfavorable comparison, the two years of 1996 and 1995 were by far the most profitable in UM's history, together representing one-half of the cumulative profits generated over UM's prior 16 years of business. As further perspective, in the four years of 1993-1996, UM generated $31.2 million in net profits in comparison to $20.3 million generated in the fourteen years of 1979-1992. Management believes net profits will grow in 1998.

     g) Earnings per share (EPS). EPS is net income divided by the number of shares of stock outstanding (diluted to take effect for stock options awarded which have exercise prices below the current market value). Diluted EPS for 1997 were $.51 compared to $.93 for 1996 and $.82 for 1995. Ending weighted average common shares in 1997 assuming dilution (the number used to calculate diluted EPS) were 8,495,415 compared to 9,451,581 and 10,042,430 shares in 1996 and 1995, respectively. Actual outstanding common shares as of December 31,
1997 were 8,305,036.   The dilution calculation added about 51,000 shares to
basic shares outstanding in 1997, compared to about 181,000 in 1996 and 190,000 in 1995.

     h) Return on shareholders' equity (ROE). ROE is the portion of net income retained by UM to internally finance its growth, divided by average accumulated shareholders' equity during the period. This ratio determines how fast the Company can afford to grow without external financing that would dilute shareholder interests. For example, a 30% ROE will support 30% growth in revenues. ROE in 1997 at 18% was below management's target of 25%. The primary factor that lowered ROE in 1997 was the low number of asset turns, that is, the level of sales activity relative to total assets was too low. Including 1997, ROE has averaged 30% over the last twelve years.

Cash Flows and Capital Resources.

     a) Cash flows. EBDIT (EBT, adjusted for non-cash depreciation and amortization expenses, asset write-offs, and interest expense) are the measure of UM's ability to generate cash. 1997 EBDIT were $8.3 million, or as a ratio of sales, 34%. EBDIT has averaged 34% of sales over the last five years. Generating cash at a rate of one-third of sales provides UM with a powerful financial engine for growth. The Company obtained additional cash in 1997 through the use of its credit line, which as of the end of the year, provided an additional $5.6 million in cash to facilitate the timing of the CMI acquisition.

     Cash (and equivalent) balances were $1.0 million at the end of 1997, a decrease of $3.5 million from December 31, 1996. The two major uses of cash in 1997 were the CMI acquisition which used about $7.3 million in cash after consolidating with CMI's cash accounts, and repurchases of UM's stock in the amount of $5.4 million. The $7.3 million for CMI was used for acquiring about $1.0 million in non-cash working capital (inventories and receivables less payables), $1.1 million in PP&E (primarily molds and molding presses), and $5.2 million in intangible assets (goodwill, acquisition fees, and patents). Net working capital changes excluding CMI used $1.2 million, primarily as a reduction in current liabilities.

     b) Capital expenditures. In addition to the $1.1 million in P&E purchased as part of the CMI acquisition, UM also spent another $35,000 in Oregon to make communications and computer equipment compatible with Utah. UM expended $777,000 in Utah and $407,000 in Ireland during 1997 for P&E, including improvements and capitalized repairs to facilities, new and replacement furniture, manufacturing equipment and tooling required to sustain operations, as well as additional communications and computer equipment. UM realized $9,000 from the sale or disposal of P&E assets in 1997. For reference, depreciation expense of P&E in 1997 for CMI, Utah and Ireland was $121,000, $1,010,000, and $170,000, respectively.

     In addition to the $5.2 million in intangible assets (including goodwill) purchased as part of the CMI acquisition, UM expended $0.4 million on the acquisition of patents and trademarks for potential new products. For reference, amortization expense of intangibles in 1997 for CMI and for Utah was $160,000 and $54,000, respectively.

     Excluding the possibility of additional acquisitions of new products, technology or marketing rights, UM plans for capital expenditures in 1998 to be less than current depreciation rates.

     c) Financing activities. Financing activities in 1997 netted a cash increase of $399,000 compared to using cash of $13,982,000 in 1996 and $3,080,000 in 1995. The Company repurchased its own common stock during 1997 in the amount of $5,390,000, compared to $14,583,000 in 1996 and $4,154,000 in
1995. Offsetting the 1997 repurchases, UM received $227,000 from the issuance of 29,500 shares of stock due to exercises of employee options. On April 4, 1997, UM signed a long-term revolving promissory note with its bank under which the Company can borrow up to $10,000,000 at a floating interest rate tied to LIBOR or the Prime Rate, at UM's election. Amounts borrowed under the note are unsecured and are due March 25, 1999. The note provided $5,563,000 at year end 1997.

     Management believes that future income from operations and effective management of its working capital assets will provide the liquidity needed to finance its internal growth plans. In addition to capital expenditures supporting operations, UM plans to use cash during the remainder of 1998 to reduce existing debt incurred in the acquisition of CMI. Additionally, the credit line may be used for liquidity for selective infusions of technological, marketing or product manufacturing rights or additional acquisitions to broaden the Company's product offerings.

Management's Outlook.

     Although UM's established business from prior years dramatically contracted in 1997, management is looking forward to 1998 with renewed optimism. The Baxter DPT business has gone away. The full financial impact of the change was realized as expected in 1997. On a positive note, UM no longer has a huge dependence on one customer. The balance of UM's critical care product sales appear stable, particularly overseas where DPT sales increased by 6% in 1997 compared to 1996. In 1998, UM will continue to recruit and support OEM marketing partners in the U.S. with the knowledge it can leverage its ability to cost effectively produce the commodity blood pressure monitoring DPTs and other components without additional capital investments.

     The more important loss in 1997 business, in terms of potential impact on long term success, resulted from the change in the competitive landscape with respect to UM's core obstetrical IUP product, INTRAN. Performance in 2H 1997 demonstrated that Intran sales volume lost has been essentially replaced with synergistic obstetrics products via the acquisition of CMI. With the help of the CMI acquisition, UM now offers the most complete line of supplies needed in labor & delivery departments of hospitals. In prior years, Intran sales represented more than 80% of UM's Ob/Gyn sales, representing a very high level of dependence on one product. After the CMI acquisition, Intran represented less than 60% of UM's Ob/Gyn sales even though IUPC sales in 2H 1997 were 30% higher than 1H 1997.

     UM's direct U.S. sales team demonstrated its ability to communicate the value of reliability in 2H 1997 by successfully stopping further erosion of Intran's dominant IUPC market share by cheaper competing products.
Knowledgeable physicians do not wish to increase their risk of a negative surprise in an inherently risky birthing procedure in order to save a few dollars. Ironically, experience has shown a higher cost from increased multiple insertions of new catheters of the cheaper products may result when readings appear inaccurate. In 1998, the sales team will continue to aggressively reinforce the superiority of the clinical benefits of UM's Intran Plus, augmented by several new versions designed to address differences introduced by new competitors. UM believes these competitors are infringing its patents as alleged in pending litigation being pursued by UM to protect its patented technology. The Intran options allow physician choices of tip size, zero button location and amniotic fluid visualization. In addition, UM expects greater activity in 1998 toward resolving UM's claims of patent infringement against low priced competitors. If the Federal Courts support UM's position, the outcome will be significant monetary awards for UM. UM's IUPC patents have about eight years of life remaining.

     UM believes that the next generation of fetal monitoring should help physicians more clearly identify a sustained trend of decreasing fetal tissue pH indicating an increased risk of metabolic acidosis, the persistent physiologic condition most indicative of a fetus in trouble. The corollary would be allowing a physician to recognize transitory respiratory low pH, or non-decreasing pH in conjunction with a non-reassuring FHR pattern, thereby allowing labor to continue without an unnecessary C-section. The clinical elegance of the UM fetal pH measurement system in development adds a more timely fetal pH assessment into the same probe that currently measures fetal heart rate, the current standard of electronic fetal monitoring. The optical chemistry between tissue and the probe is patented. In 1998, UM will accelerate investment in this key project in order to overcome the remaining technical challenges, and begin human clinical trails to establish the safety and efficacy of the system.

     The niche markets for which UM's gynecology /urology /electrosurgery products are targeted have proven to require many and varied marketing initiatives. In many cases, they require individual user training together with clear evidence of improved outcomes. Although 1997 sales of UM's new products Liberty and Epitome increased by over 50% relative to 1996, growth in dollar terms remained modest. In 1998, UM will continue to look for ways to increase the rate of adoption of its newer products, and for additional specific Ob/Gyn clinical needs where innovations can become the most recognized cost-effective solution. The Fowler Endocurette for uterine biopsies is an example of such a device. UM plans to begin marketing the Endocurette during 1998 after receiving FDA premarketing concurrence. UM will continue to maintain a long-term perspective and seek to strengthen its disease management focus with Ob/Gyn physicians who it believes are ultimately responsible for their patients' well-being.

Year 2000 Compliance

     With respect to the potential impact of the turn of the century date change, UM has reviewed the processing routines used in all its electronic products for any potential faults and has determined that all products are "Century Date Independent." The date change at the beginning of the year 2000 will have no effect on the use or operation of UM's products. The software that UM uses internally to control its business operations along with some equipment is not currently fully year 2000 compliant. The Company intends to have such software and equipment year 2000 compliant by late 1999, and does not anticipate any interruptions to its business operations. It is expected that costs associated with addressing this issue will not be material to UM's business, operations or financial condition.

Accounting Policy Changes

     The Company has, during 1997, adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Accordingly, these statements, including historical information, present basic EPS and diluted EPS, instead of primary and fully diluted EPS as previously required. Note 9 of the Notes to Consolidated Financial Statements presents further information regarding SFAS No. 128.

     The Company, during 1996, adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized in the financial statements. Note 8 of the Notes to Consolidated Financial Statements presents net income and earnings per share as if the fair value provisions of SFAS No. 123 had been applied.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See index to financial statements and financial statement schedule at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On November 18, 1997, UM determined not to engage Deloitte & Touche LLP, Salt Lake City, Utah ("D&T SLC") as the Company's principal accountant to audit and report on the Company's financial statements for the year ended December 31, 1997. Significantly increased fees (bid at least 50% higher than for the previous year, despite UM's decreased business activity) is the reason for the change. The report of D&T SLC on UM's financial statements consisting of consolidated balance sheets as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles.

     In connection with the Company's two most recent fiscal year audits and any subsequent interim period preceding the dismissal of D&T SLC, there were no disagreements with D&T SLC or reportable events on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In connection with its audit of UM's 1996 financial statements, D&T SLC noted no matters involving the internal control structure and its operations that they considered to be material weaknesses.

     On November 18, 1997, UM engaged Tanner + Co., Salt Lake City, Utah as independent accountant and auditor to report on UM's financial statements for the year ended December 31, 1997. No consultations occurred between UM and Tanner + Co. during the two most recent fiscal years and any subsequent interim period prior to Tanner + Co.' s appointment regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on UM's financial statements, or other information provided that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.



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

    1.     Financial Statements.
           (See Index to Consolidated Financial Statements at page F-1.)

    2.     Supplemental Schedule.

      Financial Statement Schedules are omitted because they are inapplicable or the required information is otherwise included in the accompanying Financial Statements and the notes thereto.

    3.     Exhibits.

           SEC
Exhibit Reference
Number    Number    Title of Document                             Location
------- --------   ------------------------------------------   ---------------
   1        2      Stock Purchase Agreement, dated as of July   Incorporated by
                    20, 1997 between Utah Medical Products,      Reference(1)
                    Inc., and Columbia Medical & Surgical, Inc.
                   Articles of Incorporation and Bylaws
   2        3      Articles of Restatement of the Articles of   Incorporated by
                    Incorporation                                Reference(2)
   3        3      Bylaws                                       Incorporated by
                                                                 Reference (2)
   4        4      Rights Agreement dated as of October 28,     Incorporatedby
                    1994, between Utah Medical Products, Inc.,   Reference (2)
                    and Registrar and Transfer Company
   5        4      Designation of Rights, Privileges, and       Incorporated by
                    Preferences of Series "A" Preferred Stock    Reference (2)
   6        10     Employment Agreement dated December 21, 1992 Incorporated by
                    with Kevin L. Cornwell                       Reference (2)
   7        10     Utah Medical Products, Inc., 1986 Incentive  Incorporated by
                    Stock Option Plan*                           Reference (2)
   8        10     Utah Medical Products, Inc., 1994 Employee   Incorporated by
                    Incentive Stock Option Plan*                 Reference (2)
   9        10     Utah Medical Products, Inc., 1993 Directors' Incorporated by
                    Stock Option Plan*                           Reference (2)
  10        10     Utah Medical Products, Inc., Performance     Incorporated by
                    Option Plan*                                 Reference (2)
  11        10     Revolving Loan Agreement, dated April 4,     This Filing
                    1997 between Utah Medical Products, Inc.
                    and First Security Bank, N.A.
  12        21     Subsidiaries of Utah Medical Products, Inc.  This Filing
  13        23     Consent of Tanner + Co., Company's           This Filing
                    independent auditors for the year ending
                    December 31, 1997
  14        23     Consent of Deloitte & Touche LLP, Company's  This Filing
                    independent auditors for the years ending
                    December 31, 1996 and December 31, 1995
  15        27     Financial Data Schedule                      This Filing


* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1) Incorporated by reference from the Company's current report on form 8-K/A dated August 7, 1997.

(2) Incorporated by reference from the Company's registration statement on form S-8 filed with the Commission effective February 10, 1995.

(3) Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 1992.

     (b) Reports on Form 8-K.
     None



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 24th day of March, 1998.

                              UTAH MEDICAL PRODUCTS, INC.



                              By /s/ Kevin L. Cornwell
                              Chairman and CEO

                              By /s/ Kevin L. Cornwell
                              Secretary and CFO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of March, 1998.


                              By /s/ Stephen W. Bennett, Director



                              By: /s/ Kevin L. Cornwell, Director



                              By: /s/ Ernst G. Hoyer, Director



                              By: /s/ Perry L. Lane, Director
                              By: /s/ Barbara A. Payne, Director

                                   UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                     Index to Consolidated Financial Statements


--------------------------------------------------------------------------------





                                                                           Page


Report of Tanner + Co.                                                      F-2

Report of Deloitte & Touche LLP                                             F-3

Consolidated balance sheet                                                  F-4


Consolidated statement of income                                            F-5


Consolidated statement of stockholders' equity                              F-6


Consolidated statement of cash flows                                        F-8


Notes to consolidated financial statements                                  F-10
--------------------------------------------------------------------------------




--------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                            F-1

                                   UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                                   INDEPENDENT AUDITORS' REPORT








To the Board of Directors and Stockholders of Utah Medical Products, Inc.


We have audited the consolidated balance sheet of Utah Medical Products, Inc. as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Utah Medical Products, Inc. at December 31, 1996 and for the two years then ended, were audited by other auditors whose report dated January 24, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                  TANNER+Co.




Salt Lake City, Utah
January 16, 1998

INDEPENDENT AUDITORS' REPORT
Utah Medical Products, Inc.:

We have audited the accompanying consolidated balance sheet of Utah Medical Products, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Utah Medical Products, Inc. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche

Salt Lake City, Utah
January 24, 1997

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                                      Consolidated Balance Sheet

                                                             December 31,
--------------------------------------------------------------------------------

            Assets                                       1997          1996
            ------
                                                    ----------------------------

Current assets:
    Cash                                               $   951,084    $3,038,956
    Investments available for sale (note 3)                      -     1,458,543
    Accounts receivable, net (note 2)                    4,653,805     5,010,842
    Inventories (note 2)                                 5,792,058     4,750,442
    Prepaid expenses and other current assets              107,203        91,273
    Deferred income taxes (note 7)                         548,230       595,639
                                                    ----------------------------

                Total current assets                    12,052,380    14,945,695

Property and equipment, net (note 4)                    13,340,105    13,367,597

Other assets, net (note 2)                               6,066,751       602,393
                                                    ----------------------------

                Total                                  $31,459,236   $28,915,685
                                                    ============================

--------------------------------------------------------------------------------
            Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                   $   843,199    $1,885,743
    Accrued expenses (note 2)                            1,840,357     2,054,096
    Deferred revenue (note 10)                              85,600       135,600
                                                    ----------------------------

                Total current liabilities                2,769,156     4,075,439

Note payable (note 5)                                    5,562,933             -
Deferred income taxes (note 7)                             489,989       369,759
Deferred revenue (note 10)                                   1,774        87,492
                                                    ----------------------------

                Total liabilities                        8,823,852     4,532,690
                                                    ----------------------------

Commitments and contingencies (note 6)                           -             -

Stockholders' Equity:
    Preferred stock $.01 par value; authorized
      5,000,000 shares; no shares issued or
      outstanding                                                -             -
    Common stock $.01 par value; authorized
      50,000,000 shares; issued 8,305,036 shares
      in 1997 and 8,785,736 shares in 1996                  83,050        87,857
    Unrealized gain on investments available-for-
      sale, net of  tax                                          -        58,494
    Cumulative foreign currency translation
      adjustments                                         (656,345)      217,444
    Retained earnings                                   23,208,679    24,019,200
                                                    ----------------------------

                Total stockholders' equity              22,635,384    24,382,995
                                                    ----------------------------

                Total                                  $31,459,236   $28,915,685
                                                    ----------------------------

See accompanying notes to financial statements.                              F-4

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                                Consolidated Statement of Income

                                                        Years Ended December 31,
--------------------------------------------------------------------------------




                                                         1997            1996           1995
                                                 ----------------------------------------------

Net sales (notes 10 and 12)                          $24,271,640     $38,672,632    $42,038,082

Cost of sales (note 10)                               11,665,207      19,549,252     22,549,039
                                                 ----------------------------------------------

            Gross margin                              12,606,433      19,123,380     19,489,043

Expenses:
    Selling, general, and administrative               6,089,244       5,926,897      6,006,499
    Research and development                             958,166       1,387,088      1,789,167
                                                 ----------------------------------------------

Income from operations                                 5,559,023      11,809,395     11,693,377

Other income (expense):
    Dividend and interest income                          85,081         453,918        584,960
    Royalty income                                       732,267         703,352        652,894
    Interest expense                                    (249,852)              -              -
    Other, net                                           648,373         677,067        (79,326)
                                                 ----------------------------------------------

Income before income tax expense                       6,774,892      13,643,732     12,851,905
Income tax expense (note 7)                           (2,453,188)     (4,889,841)    (4,498,167)
                                                 ----------------------------------------------

            Net income                                $4,321,704      $8,753,891     $8,353,738
                                                 ----------------------------------------------

Earnings per common share (basic)
  (notes 8 and 9)                                           $.51            $.93           $.83
                                                 ----------------------------------------------

Earnings per common share (diluted)
  (notes 8 and 9)                                           $.51            $.93           $.82
                                                 ----------------------------------------------


--------------------------------------------------------------------------------


See accompanying notes to financial statements.                              F-5

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Stockholders' Equity

                                       Years Ended December 31, 1997, 1996, 1995
--------------------------------------------------------------------------------


                                                                      Unrealized
                                                                     Gain (loss) on Cumulative
                                                                     Investments     Foreign
                                                          Additional Available-for-  currency
                                       Common Stock        Pain-In   Sale, Net of  Translation  Retained
                                 ------------------------
                                    Shares      Amount     Capital       Tax       Adjustments  Earnings
                                 -----------------------------------------------------------------------

Balance, January 1, 1995         9,993,559     $99,935     $     -   ($101,815)    $     -   $23,442,200

Shares issued upon exercise
of employee stock options for
cash                               124,840       1,248           -           -           -       811,179

Shares issued upon exercise
of employee purchase rights         39,668         397           -           -           -       260,736

Change in unrealized gain
(loss) on investments
available-for-sale                       -           -           -     134,522           -             -

Tax benefit attributable to
appreciation of common stock
related to stock options and
purchase rights                          -           -     355,779           -           -             -

Common stock purchased and
retired                           (367,130)     (3,671)   (355,779)          -           -    (3,794,112)

Net income                               -           -           -           -           -     8,353,738
                                -----------------------------------------------------------------------

Balance, December 31, 1995       9,790,937      97,909           -      32,707           -    29,073,741

Shares issued upon exercise
of employee stock options for
cash                                68,599         686           -           -           -       600,967

Change in unrealized gain
(loss) on investments
available-for-sale                       -           -           -      25,787           -             -

Foreign currency translation
adjustments                              -           -           -           -     217,444             -

Tax benefit attributable to
appreciation of common stock
related to stock options and
purchase rights                          -           -     163,164           -           -             -

Common stock purchased and
retired                         (1,073,800)    (10,738)   (163,164)          -           -   (14,409,399)


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-6

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                 Consolidated Statements of Stockholders' Equity
                                                                       Continued


--------------------------------------------------------------------------------



                                                                      Unrealized
                                                                     Gain (loss) on Cumulative
                                                                     Investments     Foreign
                                                          Additional Available-for-  currency
                                       Common Stock        Pain-In   Sale, Net of  Translation  Retained
                                 ------------------------
                                    Shares      Amount     Capital       Tax       Adjustments  Earnings
                                 -----------------------------------------------------------------------

Net income                               -           -           -           -           -     8,753,891
                                 -----------------------------------------------------------------------

Balance, December 31, 1996       8,785,736      87,857           -      58,494     217,444    24,019,200

Shares issued upon exercise
of employee stock options for
cash                                29,500         295           -           -           -       226,330

Change in unrealized gain
(loss) on investments
available-for-sale                       -           -           -     (58,494)          -             -

Tax benefit attributable to
appreciation of common stock
related to stock options and
purchase rights                          -           -      26,767           -           -             -

Common stock purchased and
retired                           (510,200)     (5,102)    (26,767)          -           -    (5,358,555)

Foreign currency translation
adjustments                              -           -           -           -    (873,789)            -

Net income                               -           -           -           -           -     4,321,704
                                 -----------------------------------------------------------------------

Balance, December 31, 1997       8,305,036     $83,050     $     -     $     -   ($656,345)  $23,208,679
                                 =======================================================================



--------------------------------------------------------------------------------


See accompanying notes to financial statements.                              F-7

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                            Consolidated Statement of Cash Flows

                                                        Years Ended December 31,
--------------------------------------------------------------------------------


                                                            1997          1996          1995
                                                     ------------------------------------------
Cash flows from operating activities:
  Net income                                             $4,321,704    $8,753,891    $8,353,738
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation and amortization                         1,515,153     1,377,051     1,714,906
    Provision for (recovery of) losses on accounts
      receivable                                            (35,409)         (935)        5,359
    (Gain) loss on disposal of assets                      (278,360)      412,224        24,563
    Deferred income taxes                                   195,552      (113,854)      (74,293)
    Tax benefit attributable to exercise and
      disposition of incentive stock options and
      stock purchase rights                                  26,767       163,164       355,779
    (Increase) decrease in:
        Accounts receivable                                 544,542     2,669,888       (89,813)
        Accrued interest, grant claims, and other
          receivables                                       665,650      (984,323)       (8,632)
        Inventories                                        (237,299)   (1,472,460)      745,957
        Prepaid expenses and other current assets            11,512       106,083      (131,502)
    Increase (decrease) in:
        Accounts payable                                 (1,136,230)      101,903       (37,462)
        Accrued expenses                                   (445,298)      216,011       334,551
        Deferred revenue                                   (135,716)      (35,716)      (84,996)
                                                     ------------------------------------------
                Net cash provided by
                operating activities                      5,012,568    11,192,927    11,108,155
                                                     ------------------------------------------

Cash flows from investing activities: Capital
  expenditures for:
    Property and equipment                               (1,219,408)   (5,639,548)   (2,074,745)
    Intangible assets                                      (454,153)     (320,018)      (62,144)
  Purchases of investments                                 (112,200)   (3,315,186)   (6,888,832)
  Proceeds from sale and maturities of investments        1,577,238    10,015,766     4,483,010
  Proceeds from sale of property and equipment                8,510        21,750           350
  Net cash paid in acquisition                           (7,299,561)            -             -
                                                     ------------------------------------------
                Net cash (used in) provided by
                investing activities:                    (7,499,574)      762,764    (4,542,361)
                                                     ------------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    226,625       601,653     1,073,560
  Common stock purchased and retired                     (5,390,424)  (14,583,301)   (4,153,562)
  Increase in note payable                                5,562,933             -             -
                                                     ------------------------------------------
                Net cash provided by (used in)
                financing activities                        399,134   (13,981,648)   (3,080,002)
                                                     ------------------------------------------



--------------------------------------------------------------------------------


See accompanying notes to financial statements.                              F-8

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                             Consolidated Statement of Cash Flow
                                                                       Continued

--------------------------------------------------------------------------------



                                                                    Years Ended
                                                                    December 31,
                                                     ------------------------------------------
                                                            1997          1996          1995
                                                     ------------------------------------------

Net (decrease) increase in  cash                         (2,087,872)   (2,025,957)    3,485,792

Cash at beginning of year                                 3,038,956     5,064,913     1,579,121
                                                     ------------------------------------------

Cash at end of year                                        $951,084    $3,038,956    $5,064,913
                                                     ==========================================

Supplemental disclosures of cash flow information:

  Cash paid during the year for:

        Income taxes                                     $2,306,515    $5,111,183    $4,156,894
                                                     ==========================================

        Interest                                           $249,852           $ -           $ -
                                                     ==========================================

Supplemental schedule for non-cash investing and financing activities:

During 1997, the Company sold property in exchange for a receivable of $340,000.

During 1997, the Company purchased all of the outstanding common stock of Columbia Medical, Inc. (Columbia) in a purchase transaction. The Company paid cash of $8,159,829 for the common stock and recorded net assets from the acquisition as follows:


Cash                                                                   $860,268
Accounts receivable                                                     477,746
Inventory                                                               804,317
Prepaids and other                                                       27,442
Deferred income taxes                                                    27,913
Property and equipment, net                                           1,061,896
Intangibles                                                           5,225,492
Accounts payable                                                        (93,686)
Accrued expenses                                                       (231,559)
                                                                 ---------------

Total cash paid                                                       8,159,829
Less cash received                                                     (860,268)
                                                                 ---------------

                Net cash investment                                 $(7,299,561)
                                                                 ===============



--------------------------------------------------------------------------------


See accompanying notes to financial statements.                              F-9

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                   Years Ended December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies
Organization
Utah Medical Products, Inc. and its wholly owned subsidiaries, Utah Medical Products Ltd. which operates a manufacturing facility in Ireland, and Columbia Medical, Inc. (the Company) are in the business of producing cost-effective devices for the health care industry. The Company's broad range of products includes those used in critical care areas and the labor and delivery departments of hospitals, as well as outpatient clinics and physician's offices. Products are sold in both domestic U.S. and International markets.

Basis of Presentation
Effective july 1, 1997, the Company acquired Columbia Medical, Inc. (Columbia) in a purchase transaction. Operations of Columbia have been included in the consolidated operations since the date of purchase. A pro forma conensed income statement for the year ended December 31, 1997 as though the purchase had taken place effective January 1, 1997 has not been presented as the amounts are immaterial to the operations of the Company.

Principles of Consolidation
The consolidated financial statements include those of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications
Certain changes to the presentation of the 1996 and 1995 consolidated financial statements have been made to conform with the 1997 presentation.

Investments Available-For-Sale
Investments consist of mutual funds, bonds, and equities. The Company complies with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, the Company's investments are classified as available-for-sale which results in an adjustment to stockholders' equity for unrealized gains and losses (see Note 3). Realized gains and losses are determined by the specific identification method.

Grant Claims Receivable
Grant claims receivable consists of amounts due from the Industrial  Development
Agency   (Ireland)  under  capital  and  employment  grant  agreements  for  the construction and operation of the Company's Ireland manufacturing facility.

Inventories
Finished products, work-in-process, and raw materials and supplies inventories are stated at the lower of cost (computed on a first-in, first-out method) or market (see Note 2).


--------------------------------------------------------------------------------
                                                                            F-10

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued


--------------------------------------------------------------------------------



1.   Summary of Significant Accounting Policies Continued
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and units-of-production methods over estimated useful lives as follows:

     Building and improvements                              30-40 years
     Furniture, equipment, and tooling                       3-10 years

Intangible Assets
Costs associated with the acquisition of patents, trademarks, goodwill, license rights, and a non-compete agreement, are capitalized and amortized using the straight-line method over periods ranging from 5 to 17 years.

Income Taxes
The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, whereby deferred taxes are computed under the liability method (see Note
7).

Deferred Revenue
Amounts received in advance from customers for the sale of product rights and price reductions are recognized as revenue as the related products are sold considering the future marketability of the products.

Earnings per Share
The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.

Statement of Cash Flow
For purposes of the consolidated statements of cash flows, the Company considers cash on deposit and short-term investments with original maturities of three months or less to be cash and cash equivalents.

--------------------------------------------------------------------------------

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Summary of Significant Accounting Policies Continued
Translation of Foreign Currencies
Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the applicable exchange rates at year-end. Income and expense items are translated at the average rate of exchange during the year. Net gains or losses resulting from the translation of the Company's assets and liabilities are reflected as a separate component of stockholders' equity.

Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

The Company's customer base consists primarily of health care providers. Although the Company is directly affected by the well-being of the medical industry, management does not believe significant credit risk exists at December 31, 1997.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


--------------------------------------------------------------------------------
                                                                            F-12

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


2.   Detail of Certain Balance Sheet Accounts

                                                        December 31,
                                            ------------------------------------
                                                   1997              1996
                                            ------------------------------------
Accounts receivable:
     Trade receivables                             $3,820,147        $3,886,943
     Grant claim receivables                          337,023           961,408
     Accrued interest and other                       543,312           244,577
     Less allowance for
       doubtful accounts                              (46,677)          (82,086)
                                            ------------------------------------

                                                   $4,653,805        $5,010,842
                                            ===================================

Inventories:
     Finished products                             $1,231,584        $1,000,438
     Work-in-process                                1,204,873         1,010,086
     Raw materials                                  3,355,601         2,739,918
                                            -----------------------------------

                                                   $5,792,058        $4,750,442
                                            ===================================

Other assets:
     Goodwill                                      $5,029,613            $1,000
     Patents                                        1,497,781           897,516
     License rights                                   293,151           293,151
     Trademarks                                       220,591           220,898
     Non-compete agrement                              50,000                 -
                                            -----------------------------------

                                                    7,091,136         1,412,565
     Accumulated amorization                       (1,024,385)         (810,172)
                                            ------------------------------------

                                                   $6,066,751          $602,393
                                            ====================================

Accrued expenses:
     Payroll and payroll taxes                       $777,773        $1,132,309
     Reserve for litigation costs                     761,556           649,840
     Other                                            301,028           271,947
                                            -----------------------------------

                                                   $1,840,357        $2,054,096
                                            ===================================

--------------------------------------------------------------------------------
                                                                            F-13

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3.   Investments
The amortized cost and estimated market values of investment securities as of December 31, 1996 were as follows:


                                        Gross          Gross       Estimated
                        Amortized     Unrealized    Unrealized       Market
                          Cost           Gain         Losses         Value
                     ----------------------------------------------------------

Municipal bonds             $521,040          $  -          ($411)     $520,629
Equities and other           843,633       104,286        (10,005)      937,914
                     ----------------------------------------------------------

Total                     $1,364,673      $104,286       ($10,416)   $1,458,543
                     ==========================================================



During the years ended December 31, 1997, 1996, and 1995, there were $1,577,238, $10,015,766 and $4,483,010, respectively, in proceeds from the sale of investment securities resulting in gross realized losses of $17,581, $28,476, and $8,328, respectively, and gross realized gains of $119,940, $15,341, and $59,187, respectively.


The net unrealized gain on investment securities available-for-sale included in stockholders' equity for the years ended December 31, 1997, 1996, and 1995 is $-0-, $58,494, and $32,707, respectively, which are net of the deferred tax liability of $-0-, $35,376, and $19,792, respectively.

-------------------------------------------------------------------------------
                                                                           F-14

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Property and Equipment
Property and equipment consists of the following:

                                                        December 31,
                                            ------------------------------------
                                                   1997              1996
                                            ------------------------------------

Land                                               $1,008,598        $1,126,662
Buildings and improvements                          7,818,257         8,288,750
Furniture, equipment, and tooling                  12,162,583        10,066,608
Construction-in-progress                              562,641           900,622
                                            ------------------------------------

                                                   21,552,079        20,382,642

Accumulated depreciation and
amortization                                       (8,211,974)       (7,015,045)
                                            ------------------------------------

                                                  $13,340,105       $13,367,597
                                            ====================================

Included in the Company's consolidated balance sheets are the assets of its manufacturing facilities in Oregon and Ireland. Property and equipment, by location are as follows:

                                          December 31, 1997
                          -----------------------------------------------------
                              Utah         Oregon       Ireland       Total
                          -----------------------------------------------------

Land                         $  621,250    $        -   $  387,348   $1,008,598
Building and improvements     3,637,111        32,261    4,148,885    7,818,257
Furniture, equipment,  and
  tooling                    10,286,976     1,083,147      792,460   12,162,583
Construction-in-progress        561,549         1,092            -      562,641
                          -----------------------------------------------------

Total                        15,106,886     1,116,500    5,328,693   21,552,079

Accumulated depreciation
  and amortization           (7,802,719)     (120,596)    (288,659)  (8,211,974)
                          -----------------------------------------------------

Property and equipment, net  $7,304,167      $995,904   $5,040,034  $13,340,105
                          =====================================================


--------------------------------------------------------------------------------
                                                                            F-15

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

4.   Property and Equipment Continued

                                                December 31, 1996
                                 -----------------------------------------------
                                       U.S.          Ireland         Total
                                 -----------------------------------------------

Land                                    $678,447       $448,215      $1,126,662
Building and improvements              3,551,139      4,737,611       8,288,750
Furniture, equipment, and
  tooling                              9,735,395        331,213      10,066,608
Construction-in-progress                 662,514        238,108         900,622
                                 -----------------------------------------------

Total                                 14,627,495      5,755,147      20,382,642

Accumulated depreciation
  and amortization                    (6,896,623)      (118,422)     (7,015,045)
                                 -----------------------------------------------

Property and equipment, net           $7,730,872     $5,636,725     $13,367,597
                                 ===============================================



5.   Note Payable
The Company has a bank line-of-credit agreement which allows the Company to borrow a maximum amount of $10,000,000 at an interest rate equal to the bank's LIBOR rate plus 1.45% or .8% below the bank's prime rate. The line-of-credit matures on March 25, 1999, is unsecured and had an outstanding balance of $5,562,933 at December 31, 1997.


6.   Commitments and Contingencies
Operating Leases
The Company has an operating lease agreement for land adjoining the Company's U.S. facilities for a term of forty years commencing on September 1, 1991. On September 1, 1996 and subsequent to each fifth lease year, the basic rental is adjusted for published changes in a price index. The Company also leases certain buildings under noncancelable operating leases. Rent expense charged to operations under these operating lease agreements was approximately $75,000, $33,000 and $32,000 for the years ended December 31, 1997, 1996, and 1995, respectively.


-------------------------------------------------------------------------------
                                                                           F-16

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



6.   Commitments and Contingencies Continued
Future minimum lease payments under the operating lease obligations as of December 31, 1997 were as follows:


Year ending December 31:                                       Amounts
                                                          -----------------

     1998                                                          $115,836
     1999                                                            68,607
     2000                                                            34,874
     2001                                                            34,874
     2002                                                            34,874
     Thereafter                                                     999,723
                                                          -----------------

Total minimum lease payments                                     $1,288,788
                                                          =================



Product Liability
The Company is self-insured for product liability risk.


Litigation
The Company is involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business. The Company believes that pending litigation will not have a materially adverse effect on its financial condition or results of operations.
















--------------------------------------------------------------------------------
                                                                            F-17

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




7.   Income Taxes
Deferred tax assets (liabilities) consist of the following temporary differences:


                                                     December 31,
                                       ----------------------------------------
                                               1997                1996
                                       ----------------------------------------
                                        Current  Long-term  Current  Long-term
                                       ----------------------------------------
Assets
Inventory write-down                     $103,376      $  -  $199,477      $  -
Allowance for doubtful accounts            17,737         -    30,946         -
Accrued liabilities                       393,914         -   349,471         -
Deferred revenue                           33,203         -    51,121    32,941
Other                                           -         -         -     9,732
                                       ----------------------------------------

Total                                     548,230         -   631,015    42,673

Liabilities
Unrealized gain on investments available-
  for-sale                                      -  (382,552)  (35,376)        -
Depreciation and amortization                                          (412,432)
Earnings from subsidiary                        -  (107,437)        -         -
                                       ----------------------------------------

Deferred income taxes, net               $548,230 ($489,989) $595,639 ($369,759)
                                       ========================================



The components of income tax expense are as follows:


                                                   Years Ended
                                                  December 31,
                                 -----------------------------------------------
                                       1997           1996            1995
                                 -----------------------------------------------

Current                               $2,285,549     $5,003,695      $4,572,460
Deferred                                 167,639       (113,854)        (74,293)
                                 -----------------------------------------------

Total                                 $2,453,188     $4,889,841      $4,498,167
                                 ===============================================



--------------------------------------------------------------------------------
                                                                            F-18

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


7.   Income Taxes Continued
Income tax expense differed from amounts computed by applying the statutory Federal rate to pretax income as follows:


                                                    Years Ended
                                                    December 31,
                                     ------------------------------------------
                                          1997          1996          1995
                                     ------------------------------------------

Federal income tax expense at
  the statutory rate                     $2,303,463    $4,638,869    $4,369,648
Non-taxable investment income                (7,422)      (76,512)     (124,604)
State income taxes                          309,205       718,724       642,638
Foreign sales corporation                   (85,000)     (223,376)     (228,760)
Other                                       (67,058)     (167,864)     (160,755)
                                     ------------------------------------------

Total                                    $2,453,188    $4,889,841    $4,498,167
                                     ==========================================


8.   Stockholders' Equity Options
The Company has stock option plans which authorize the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate 4,722,500 shares of common stock. All options granted under the plans may be exercised between six months and ten years following the date of grant. The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees, and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company.


--------------------------------------------------------------------------------
                                                                            F-19

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



8.   Stockholders' Equity Continued
Changes in stock options were as follows:


                                                              Price Range
                                              Shares           Per Share
                                          --------------------------------------
1997
Granted                                      454,700        $6.75     -  $11.50
Expired or canceled                          229,452         6.75     -   14.25
Exercised                                     29,500         7.25     -   10.00
Total outstanding at December 31             888,348         6.75     -   14.25
Total exercisable at December 31             355,971         7.25     -   14.25

1996
Granted                                      451,500       $14.25     -  $20.50
Expired or canceled                          276,620         7.25     -   20.50
Exercised                                     68,599         7.25     -   11.33
Total outstanding at December 31             692,600         7.25     -   14.25
Total exercisable at December 31             295,996         7.25     -   11.33

1995
Granted                                      200,000        $9.50     -  $10.63
Expired or canceled                           39,517         6.58     -   10.00
Exercised                                    124,840         6.33     -   10.00
Total outstanding at December 31             586,319         7.25     -   11.33
Total exercisable at December 31             198,500         7.25     -   11.33


For the years ended December 31, 1997, 1996, and 1995, the Company reduced current income taxes payable and increased additional paid-in capital by $26,767, $163,164, and $355,779, respectively, for the income tax benefit attributable to appreciation of common stock related to stock options and purchase rights.


--------------------------------------------------------------------------------
                                                                            F-20

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Stockholders' Equity Continued
Stock-Based Compensation
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                   December 31,
                                        -----------------------------------
                                               1997             1996
                                        -----------------------------------

Net income as reported                          $4,321,704       $8,753,891
Net income pro forma                            $3,933,455       $8,580,509
Earnings per share assuming full
  dilution as reported                                $.51             $.93
Earnings per share assuming full
  dilution pro forma                                  $.46             $.91



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                       December 31,
                                            -----------------------------------
                                                   1997             1996
                                            -----------------------------------

Expected dividend yield                                   $  -             $  -
Expected stock price volatility                          47.6%            48.7%
Risk-free interest rate
  (weighted average)                                     6.27%            6.57%
Expected life of options                             3.8 years        3.6 years
                                            ===================================



The per-share weighted average fair value of options granted during 1997 and 1996 is $4.10 and $4.67, respectively.


--------------------------------------------------------------------------------
                                                                            F-21

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


8.   Stockholders' Equity Continued
The following table summarizes information about stock options outstanding at December 31, 1997:


                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number       Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at        Exercise
    Prices      12/31/97      (Years)       Price      12/31/97       Price
--------------------------------------------------------------------------------

$6.75 -  8.00    330,349       8.71       $ 7.13       148,136        7.28
 9.50 - 14.25    557,999       8.08        11.69       207,835       10.89
--------------------------------------------------------------------------------

$6.75 - 14.25    888,348       8.40       $ 9.99       355,971      $ 9.39
================================================================================



9.   Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended December 31, 1997, the Company adopted this standard.


--------------------------------------------------------------------------------
                                                                            F-22

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Earnings Per Share Continued
Earnings per share information in accordance with SFAS 128 is as follows:


                                          Year Ended December 31, 1997
                                 -----------------------------------------------
                                      Income          Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net income                         $4,321,704
Less preferred stock
  dividends                                 -
                                 ----------------
Basic EPS
Income available to
  common stockholders               4,321,704        8,444,036             $.51
                                                                  --------------
Effect of Dilutive Securities
Stock options                               -           51,379
                                 ---------------------------------
Diluted EPS
Income available to common
  stockholders plus assumed
  conversions                      $4,321,704        8,495,415             $.51
                                 ===============================================




                                          Year Ended December 31, 1996
                                 -----------------------------------------------
                                      Income          Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net income                         $8,753,891
Less preferred stock
  dividends                                 -
                                 ----------------
Basic EPS
Income available to
  common stockholders               8,753,891        9,270,861             $.94
                                                                  --------------
Effect of Dilutive Securities
Stock options                               -          180,720
                                 ---------------------------------
Diluted EPS
Income available to common
  stockholders plus assumed
  conversions                      $8,753,891        9,451,581             $.93
                                 ===============================================



--------------------------------------------------------------------------------
                                                                            F-23

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9.   Earnings Per Share Continued

                                          Year Ended December 31, 1995
                                 -----------------------------------------------
                                      Income          Shares        Per-Share
                                   (Numerator)     (Denominator)      Amount
                                 -----------------------------------------------

Net income                          $8,353,738
Less preferred stock
  dividends                                  -
                                 ----------------
Basic EPS
Income available to
  common stockholders                8,353,738        9,852,559             $.85
                                                                  --------------
Effect of Dilutive Securities
Stock options                                -          189,871
                                 ---------------------------------
Diluted EPS
Income available to common
  stockholders plus assumed
  conversions                       $8,353,738       10,042,430             $.83
                                 ===============================================



10.  Product Sale and Purchase Commitments
The Company had exclusive and nonexclusive agreements to sell certain products to Baxter Healthcare Corporation (Baxter) under license agreements and had sales to Baxter of approximately $1,286,000, $11,132,000, and $14,996,000 during the years ended December 31, 1997, 1996, and 1995, respectively.


The Company has license agreements with other unrelated companies to provide exclusive and nonexclusive rights to purchase, market, distribute, or manufacture the Company's products. The Company received royalties and license fees, some of which were received in advance and have been deferred and amortized over the terms of the respective agreements.


The Company has license agreements for the rights to develop and market certain products owned by unrelated parties. Under the terms of such agreements, the Company is required to pay royalties ranging from 1.5% to 5.0% of sales, and in one case certain payments to the developer contingent upon the product achieving certain annual revenue thresholds.



-------------------------------------------------------------------------------
                                                                            F-24

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


11.  Employee Benefit Plan
The Company has a contributory 401(k) savings plan for employees who work 30 hours or more each week, who are at least 21 years of age, and have a minimum of one year of service with the Company. The Company's contribution is determined annually by the Board of Directors and was approximately $54,100, $78,800, and $57,200, for the years ended December 31, 1997, 1996, and 1995, respectively.

12.  Export Sales
Sales  to  customers  in  foreign  countries  were   approximately   $5,218,000,
$9,739,000,  and  $10,343,000  for the years ended December 31, 1997,  1996, and
1995, respectively.

13.  Fair Value of Financial Instruments
None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


14.  Recently Issued Accounting Statements
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net income or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. This statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior period financial statements presented for comparative purposes.

--------------------------------------------------------------------------------
                                                                            F-25