Form 10-Q
period 1998-03-31
UTAH MEDICAL PRODUCTS INC
filed 1998-05-14
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934





                       For quarter ended: March 31, 1998
                          Commission File No. 1-12575



                          UTAH MEDICAL PRODUCTS, INC.
               ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   UTAH                                  87-0342734
       -----------------------------                    ----------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                              7043 South 300 West
                              Midvale, Utah  84047
                     --------------------------------------
                     Address of principal executive offices

Registrant's telephone number:      (801) 566-1200



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days.      Yes  X     No


  The number of shares outstanding of the registrant's common stock as of May 13, 1998: 8,313,036

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
               CONDENSED BALANCE SHEETS AS OF MARCH 31, 1998 AND
                               DECEMBER 31, 1997
                                  (unaudited)

                                      MARCH 31,     DECEMBER 31,
ASSETS                                   1998           1997
                                    ------------   ------------
CURRENT ASSETS:
Cash                                $  1,253,863   $    951,084
Accounts receivable - net              4,666,823      4,653,805
Inventories                            5,402,871      5,792,058
Other current assets                     717,382        655,433
                                    ------------   ------------
Total current assets                  12,040,939     12,052,380

PROPERTY AND EQUIPMENT - NET          12,783,707     13,340,105

INTANGIBLE ASSETS - NET                6,189,031      6,066,751
                                    ------------   ------------
TOTAL                               $ 31,013,677   $ 31,459,236
                                    ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable                    $    997,247   $    843,199
Accrued expenses                       2,008,165      1,840,357
Revolving line of credit (due within
one year)                              4,037,725
Deferred revenue                          65,976         85,600
                                    ------------   ------------
Total current liabilities              7,109,113      2,769,156

REVOLVING LINE OF CREDIT                       0      5,562,933

DEFERRED REVENUE                               0          1,774

DEFERRED INCOME TAXES                    489,989        489,989
                                    ------------   ------------

Total liabilities                      7,599,102      8,823,852
                                    ------------   ------------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value;
 authorized - 5,000,000 shares; no
 shares issued or outstanding
Common stock - $.01 par value;
 authorized - 50,000,000 shares;
 issued - March 31, 1998, 8,305,036
 shares December 31, 1997, 8,305,036
 shares                                   83,050         83,050
Cumulative foreign currency
translation adjustment                (1,031,962)       (656,345)
Retained earnings                     24,363,487      23,208,679
                                    ------------   ------------
Total stockholders' equity            23,414,575      22,635,384
                                    ------------   ------------

TOTAL                               $ 31,013,677    $ 31,459,236
                                    ============    ============


                 see notes to consolidated financial statements

           UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
        CONDENSED STATEMENTS OF INCOME FOR THE THREE MONTHS
              ENDED MARCH 31, 1998 AND MARCH 31, 1997

                            (unaudited)
                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                          ------------------------------
                                               1998             1997

NET SALES                                 $ 6,374,538        $ 5,173,394

COST OF SALES                               3,186,521          2,465,794
                                          -----------        -----------

GROSS MARGIN                                3,188,017          2,707,600
                                          -----------        -----------

EXPENSES:
 Selling, general and
 administrative                             1,610,365          1,377,138
 Research & development                       208,847            237,938
                                          -----------        -----------

Total                                       1,819,212          1,615,076
                                          -----------        -----------

INCOME FROM OPERATIONS                      1,368,805          1,092,524

OTHER INCOME                                  456,199            528,401
                                          -----------        -----------

INCOME BEFORE INCOME TAX EXPENSE            1,825,004          1,620,925

INCOME TAX EXPENSE                            666,126            580,940
                                          -----------        -----------

NET INCOME                                $ 1,158,878        $ 1,039,985
                                          ===========        ===========


EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                 $     0.14         $      0.12
                                          ===========        ===========


EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION                  $     0.14         $      0.12
                                          ===========        ===========


SHARES OUTSTANDING - BASIC                  8,305,000          8,632,000
                                          ===========        ===========


SHARES OUTSTANDING - DILUTED                8,313,000          8,732,000
                                          ===========        ===========

                 see notes to consolidated financial statements

             UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                       STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                             (unaudited)
                                                        MARCH 31,
                                                ------------------------
                                                   1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $1,158,878     $1,039,985
                                                ----------     ----------
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization                     486,394        309,328
 Provision for losses on accounts
   receivable                                       38,142          1,109
 (Gain)/Loss on disposal of assets                  (9,000)         7,221
 Deferred income taxes                                             78,311
 Tax benefit attributable to exercise and
   disposition of incentive stock options
   and stock purchase rights                                       14,877
Changes in operating assets and liabilities:
 Accounts receivable - trade                       165,519      1,202,981
 Accrued interest and other receivables           (266,619)       (18,739)
 Inventories                                       299,494     (1,178,150)
 Prepaid expenses                                  (61,950)      (157,703)
 Accounts payable                                  171,850         88,767
 Accrued expenses                                  169,051         13,920
 Deferred revenue                                  (21,400)       (46,429)
                                                ----------     ----------
Total adjustments                                  971,481        315,493
                                                ----------     ----------
Net cash provided by operating activities        2,130,359      1,355,478
                                                ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
 Property and equipment                            (74,802)      (520,520)
 Intangible assets                                (225,518)      (214,408)
Purchases of investments                                         (112,200)
Proceeds from sale and maturities of
investments                                                       516,977
Proceeds from sale of property and equipment         9,000          3,500
                                                ----------     ----------
Net cash used in investing activities             (291,320)      (326,651)
                                                ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                             95,173
Common stock purchased and retired                             (2,258,366)
Decrease in note payable                        (1,525,208)
                                                ----------     ----------
Net cash used in financing activities           (1,525,208)    (2,163,193)

Effect of exchange rate changes on cash            (11,052)

NET INCREASE (DECREASE) IN CASH                    302,779     (1,134,366)

CASH AT BEGINNING OF PERIOD                        951,084      3,038,956
                                                ----------     ----------

CASH AT END OF PERIOD                           $1,253,863     $1,904,590
                                                ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for income
 taxes                                          $   59,295     $   12,260
 Interest                                       $   90,713

                 see notes to consolidated financial statements

                          UTAH MEDICAL PRODUCTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UM" or "the Company") annual report on form 10-K for the year ended December 31, 1997. Although the accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, in the opinion of management, such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2) Inventories at March 31, 1998 and December 31, 1997 consisted of the following:

                                        March 31,        December 31,
                                          1998              1997
                                       ----------      --------------
         Finished goods                $1,388,850       $1,231,584
         Work-in-process                  989,685        1,204,873
         Raw materials                  3,024,336        3,355,601
                                       ----------       ----------
         Total                         $5,402,871       $5,792,058
                                       ==========       ==========



(3) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share during the year ended December 31, 1997. This standard requires companies to present basic earnings per share (EPS) and diluted earnings per share, including restating historical results, instead of the primary and fully diluted EPS as previously required. The new standard also makes modifications to the previously applicable EPS calculations found in APB Opinion No. 15.

(4)  Forward-Looking Information
   This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "should," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.

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

(5)  Events subsequent to March 31, 1998:
   On April 23, 1998, UM announced it had signed a letter of intent with another medical products company for an asset purchase of an established product line that will complement UM's other product offerings. Completion of the transaction, which is scheduled to occur before the end of June, is contingent on UM's board approval after final due diligence and completion of a definitive legal agreement acceptable to both parties.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Results of Operations

     Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

  a) First Quarter (1Q) Overview
   Total sales in 1Q 1998 increased 23.2% from sales in 1Q 1997. Combined Ob/Gyn sales increased 41.3% relative to 1Q 1997, while critical care sales decreased 4.4%. The addition of Columbia Medical, Inc. (CMI) to 1Q 1998 results, and the short-term negative impact in 1Q 1997 from switching to direct sales representatives from stocking distributors in two regions of the U.S. explain most of the 1Q 1998 Ob/Gyn sales increase. Lower sales to Baxter are responsible for the decrease in critical care sales. Gross margins were lower at 50.0% of sales in 1Q 1998 compared to 52.3% in 1Q 1997, while operating profit margins increased to 25.3% of sales in 1Q 1998 from 21.1% in the same period of 1997. Gross margins in 1Q 1998 were negatively impacted by materials and international product mix issues. Operating margins benefitted from lower operating expense ratios, down from 31.2% of sales in 1Q 1997 to 28.5% of sales in 1Q 1998. Actual operating expenses were $204,000 higher due mainly to the addition of CMI, including amortization of goodwill from that acquisition. Other income decreased $72,000 in 1Q 1998 from the same period in 1997, due mainly to higher interest expense in 1998. Net income, at $1,159,000 in 1Q 1998, increased $119,000 in 1Q 1998 from the first quarter of 1997. Earnings per share (eps) of 14c in 1Q 1998 compared with 12c in 1Q 1997 were aided by 418,300 fewer diluted shares outstanding in 1Q 1998.

 b)  Revenues
   UM divides revenues into three categories: 1) obstetrics, comprised of a full line of equipment and supplies used in hospitals' labor & delivery departments for fetal monitoring, operative vacuum delivery, umbilical cord management, and meconium aspiration, as well as other needs; 2) gynecology/ urology/ electrosurgery (ES) equipment and tools used especially for a gynecologic electrosurgical procedure called LETZR, but also other electrosurgical procedures including endoscopic procedures, and other non-gynecological procedures such as tonsillectomies by otolaryngologists, abdominal reconstructions and breast reductions by plastic surgeons, mammary artery grafts by thoracic surgeons, nevus excision by dermatologists, and tumor excisions by all surgeons; other tools used in other minimally invasive surgical procedures including diagnostic laparoscopies; urinary incontinence management devices; and urology pumps; and 3) disposable components used in critical care applications, especially invasive blood pressure and ICP monitoring, but also disposable respiratory products. Revenues from contract molding are also included in the "critical care" revenue category.

   Sales of obstetrics products in 1Q 1998 were $3,398,000 compared to $2,335,000 in 1Q 1997. Starting in the third quarter of 1997, revenues from CMI were included in UM's business, including operative vacuum delivery systems. In 1Q 1997, UM's Intran sales were lower than they otherwise would have been due to UM's conversion of two distributors to direct sales representatives, allowing time for the distributors to sell off remaining inventory. In 1Q 1998, sales of Intran represented 76% of obstetrics sales compared to 95% in 1Q 1997. Also, beginning in 3Q 1997, UM introduced several versions of Intran Plus designed to address user preferences in tip size, zero switch location and amniotic fluid visualization. As a percentage of total UM sales, obstetrics product revenues represented 53% in 1Q 1998 compared to 45% in 1Q 1997.

   Gynecology/urology/ES product sales were $1,023,000 in 1Q 1998 compared to $797,000 in 1Q 1997. As in the obstetrics category, the first quarter 1997 distributor terminations reduced sales in this category. Several new products are aiding growth in this category, including EpitomeR, a unique ES scalpel, LibertyR, a conservative therapy for female urinary incontinence, Pathfinder Plus , an irrigation device for endoscopic procedures, and CMI's urology pumps. In 1Q 1998, this category of revenues represented 16% of total UM sales compared to 15% in 1Q 1997. A number of the products in this category are designed for use in physicians' offices or outpatient clinics, and therefore represent important diversification for UM's business.

   Critical care revenues were $1,953,000 in 1Q 1998 compared to $2,042,000 in 1Q 1997. Included in this category are transducers and other components used in blood pressure monitoring sold to Baxter, which sales in 1Q 1998 were $109,000 compared to $454,000 in 1Q 1997. The decline in sales to Baxter was partially offset by higher sales of pressure monitoring devices to other similar customers.

   First quarter 1998 foreign sales were $1,242,000, compared to $1,194,000 in the same period of 1997. None of the 1Q 1998 foreign sales were to Baxter, compared to $114,000 of foreign sales to Baxter in 1Q 1997. Critical care products represented 84% of international sales in both periods. Foreign sales comprised 19% of total non-Baxter sales in 1Q 1998, compared to 16% in 1Q 1997. UM continues to believe it has substantial sales potential for its existing products in international markets.

 c)  Gross Profit
   Gross margins (profit after subtracting costs of manufacturing products from revenues) in 1Q 1998, were 50.0% compared to 52.3% in 1Q 1997. Gross margins were lower in 1Q 1998 because of an unfavorable mix of international blood pressure monitoring sales, the impact of exchange rates on those sales, and unfavorable direct materials ratios from reducing slower moving inventory. A short-term challenge for UM is absorption of manufacturing overhead given the current sales volumes and depreciation related to recent increases in fixed assets.

  During the first quarter 1998, UM completed the CMI consolidation with the transfer of assembly operations on vacuum extraction disposables from Oregon to Utah and Ireland. Except for its own independent OEM business, CMI is essentially now a subcontract molding operation for UM. Starting with the second quarter of 1998, UM should see some incremental cost reductions from the transfer.

  Gross margin improvements can be achieved if UM can further increase sales activity to better absorb its overhead expenses. On the other hand, management expects continued competitive pressure for its established products that may reduce average selling prices and therefore put additional pressure on gross margins during the remainder of 1998.

 d)  Income from Operations
   Operating profit, or income from operations, are the profits achieved after subtracting operating expenses from gross profits. Operating profits in 1Q 1998 were $1,369,000 compared to $1,093,000 in 1Q 1997. Even though 1Q 1998 gross margins declined as a percentage of sales, operating profits increased to 21.5% of sales from 21.1% of sales in 1Q 1997. First quarter 1998 operating expenses in dollars increased by $204,000 relative to 1Q 1997, including amortization of goodwill at a rate of about $84,000 per quarter, but decreased to 28.5% of revenues in 1Q 1998 compared to 31.2% of revenues in 1Q 1997 because of increased sales volume.

   Operating expenses are subdivided into sales, general and administrative expenses (SG&A) and research and development expenses (R&D). UM further divides SG&A into the two categories of sales and marketing expenses (S&M) and general and administrative expenses (G&A).

   SG&A expenses in 1Q 1998 decreased to 25.3% of revenues compared to 26.6% in 1Q 1997. Higher sales in 1Q 1998 compared to 1Q 1997 more than offset the impact of increased goodwill amortization associated with the July 1997 CMI acquisition. UM expects SG&A expenses as a percentage of sales to remain close to the 1Q 1998 rate for the near future.

   UM's S&M expenses are driven primarily by the direct sales portion of its business. S&M expenses in 1Q 1998 were $945,000 compared to $832,000 in 1Q 1997. Although UM desires to increase its OEM customers for its blood pressure monitoring products and other products which serve markets that are outside UM's sales focus, management expects that the direct portion of UM's business will grow faster than the OEM portion, which represented just 15% of total sales in 1Q 1998 compared to 19% in 1Q 1997. The 1997 distribution mix changes that had a positive impact on gross margins have an offsetting negative effect on selling expenses. Management believes that achieving closer contact with end-users of its specialty products, as well as having closer control of how its sales resources spend limited time, are key elements to implementing its value-added niche marketing strategies. At the beginning of 1Q 1998, UM terminated an additional distributor, further decreasing the percentage of total direct U.S. sales through stocking distributors versus UM's own sales representatives.

   G&A expenses increased $121,000 to $666,000 in 1Q 1998, relative to 1Q 1997. Included in G&A expenses was amortization of goodwill related to the CMI acquisition of $84,000. UM plans to hold its 1998 G&A dollar expenses in Utah and Ireland consistent with 1997, but the addition of G&A expenses related to CMI added together with amortization of goodwill will likely result in G&A expenses as a percentage of sales approximately the same in 1998 as in 1997.

   R&D expenses were $209,000 in 1Q 1998 compared to $238,000 in 1Q 1997, 3.3%
and 4.6% of sales, respectively. A major portion of UM's internal product development expenditures are focused on its novel fetal pH monitoring project. Other projects include the Fowler Endocurette, electrosurgery electrodes, incontinence products and continued development of Cordguard. Products recently acquired in the purchase of CMI are being enhanced or further developed. UM not only obtains new products through internal development, but also through cooperative development with others, licensing of others' products, and acquisitions.

 e)  Non-operating (Other) income.
   Non-operating income includes royalties from licensing UM's technology to other companies, interest and capital gains from investing the Company's cash (offset by interest on UM's debt obligations), and gains or losses from the sale of assets. Non-operating income declined $72,000 in 1Q 1998 from 1Q 1997. Non-operating income in 1Q 1998 represented about 25% of pretax income, compared to 33% in 1Q 1997. Interest payments by UM of about $91,000 were responsible for the decline. In both periods, payments for the use of UM's technology comprised the largest portion of non-operating income. Royalties from other medical device companies continue to constitute a major portion of the non-operating income. Royalties received vary from period to period depending on the interest in UM's patents and/or success of other companies in selling licensed product concepts. Management estimates non-operating income for the final three quarters of 1998 combined will be approximately equal to the first quarter amount, barring new technology licensing or other similar transactions.

 f)  Earnings Before Income Taxes and Net Income
   Earnings before income taxes (EBT) result from adding non-operating and operating income together. EBT, as a percentage of sales, were 28.6% in 1Q 1998 compared to 31.3% in 1Q 1997.

   Net income is EBT minus income taxes. Net income in 1Q 1998 was $1,159,000, compared to $1,040,000 in 1Q 1997. Net income as a percentage of sales, at 18.2% in 1Q 1998 and 20.1% in 1Q 1997, ranks UM in the top profitability tier of U.S. publicly traded companies. UM's effective income tax rate was 36.5% in 1Q 1998 compared to 35.8% in 1Q 1997. UM's effective rate includes federal and state income taxes in the U.S., as well as taxes overseas. The increased tax rate in 1Q 1998 reflects the non-deductibility of goodwill for tax purposes associated with the CMI acquisition, a difference in the distribution of state taxes, a smaller amount of non-operating income coming from tax-exempt securities, and other fluctuations associated with the use of a foreign sales corporation and R&D tax credits.

 g)  Earnings per share (EPS).
   EPS is net income divided by the number of shares of stock outstanding (diluted to take effect for stock options awarded which have exercise prices below the current market value). Diluted EPS for 1Q 1998 were $.14 compared to $.12 for 1Q 1997. Weighted average common shares in 1Q 1998 assuming dilution (the number used to calculate diluted EPS) were 8,313,000 compared to 8,732,000 in 1Q 1997. Actual outstanding common shares as of March 31, 1998 were 8,305,036 compared to 8,608,486 as of March 31, 1997. The dilution calculation added about 8,000 shares to basic shares outstanding in 1Q 1998, compared to about 99,000 in 1Q 1997.

 h)  Return on shareholders' equity  (ROE).
   ROE is the portion of net income retained by UM to internally finance its growth, divided by average accumulated shareholders' equity during the period. This ratio determines how fast the Company can afford to grow without external financing that would dilute shareholder interests. For example, a 30% ROE will support 30% growth in revenues. ROE in 1Q 1998 and 1997, at 20% and 18%, respectfully, was below management's target of 25%. The primary factor that lowered ROE in the two periods was the lower number of asset turns, that is, the level of sales activity relative to total assets was too low. Including 1997, ROE has averaged 30% over the prior twelve years.

 i)  Cash Flows
   EBDIT (EBT, adjusted for non-cash depreciation and amortization expenses, asset write-offs, and interest expense) are the measure of UM's ability to generate cash. 1Q 1998 EBDIT were $2,393,000 compared to $1,937,000 in 1Q 1997, or as a ratio of sales, 37.5% in both periods. EBDIT has averaged 34% of sales over the last five years. Generating cash at a rate above one-third of sales provides UM with a powerful financial engine for growth. The Company obtained additional financing starting in 2Q 1997 through its revolving line of credit
(LOC), which as of March 31, 1998, provided an additional $4,038,000 in cash to facilitate the timing of the CMI acquisition.

   Cash (and equivalent) balances were $1,254,000 at March 31, 1998, an increase of $303,000 from December 31, 1997. The most significant use of cash in 1Q 1998 was $1,525,000 to pay down the LOC, which was also reclassified as a short-term liability from long-term during 1Q 1998 because the remaining term on the LOC is under 12 months as of March 31, 1998. Net working capital changes provided $456,000 in 1Q 1998 cash, with the largest contribution being a $299,000 reduction in inventories (adjusted for exchange rate changes).

   During 1Q 1998, UM spent $226,000 on the purchase of technology rights and prosecution of new patents, along with $75,000 on improvements to property and equipment. During 1Q 1997, UM spent a similar amount on intangible assets, but over $500,000 on property and equipment, primarily on completing the Irish manufacturing facility. Excluding the possibility of additional acquisitions of new products, technology or marketing rights (also excluding any potential impact from UM's recently announced intent to purchase a product line from another company, if successfully completed), UM plans for capital expenditures during the remainder of 1998 to be less than during 1997 and less than current depreciation rates.

   Financing activities in 1Q 1998 resulted in a cash decrease of $1,525,000 compared to a decrease of $2,163,000 in 1Q 1997. In 1Q 1998 the decrease resulted from reducing UM's LOC balance, while in 1Q 1997 the decrease was the result of stock repurchases. No new stock was issued during 1Q 1998. Amounts borrowed under the LOC are unsecured and are due March 25, 1999.

 j)  Management's Outlook
   UM's challenge is to grow its niche-oriented business by successfully introducing and selling products which cost effectively meet the needs of patients and clinicians. UM will continue to look for ways to increase the rate of adoption of new products for specific Ob/Gyn clinical needs where innovations can become the most recognized cost-effective solution. The Fowler Endocurette for uterine biopsies is an example of such a device. UM plans to begin marketing the Endocurette in 1998 after receiving FDA premarketing concurrence.

   With the help of the CMI acquisition, UM now offers the most complete line of supplies needed in labor & delivery departments of hospitals, and is no longer as dependent on one product, Intran, for a majority of its OB sales. Additional acquisitions, such as the one that would result from a successful conclusion of the agreement announced on April 23, 1998 (see Note 5 on page 5, above) could significantly benefit UM.


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits:

                  SEC
Exhibit #     Reference #       Title of Document
---------     -----------       ------------------------

 1                27            Financial data schedule




  b) Reports on Form 8-K:
   During the quarter ended March 31, 1998, the Company filed no reports on Form 8-K.

   Subsequent to March 31, on April 7, 1998, UM filed a report on Form 8-K,
   Item 6, Resignation of Registrant's Directors, reporting that Perry L. Lane resigned as a director, effective April 1, 1998 (see note 5 on page 5, above).



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UTAH MEDICAL PRODUCTS, INC.
                                REGISTRANT





Date: 5/13/98                    By:  /s/ Kevin L. Cornwell
                                        CEO and CFO