Form 10-Q
period 1998-06-30
UTAH MEDICAL PRODUCTS INC
filed 1998-08-13
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934





For quarter ended: June 30, 1998                Commission File No. 1-12575




                          UTAH MEDICAL PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   UTAH                                     87-0342734
       ------------------------------                  ------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                               7043 South 300 West
                               Midvale, Utah  84047
                     --------------------------------------
                     Address of principal executive offices

Registrant's telephone number:      (801) 566-1200



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days.      Yes  X     No


  The number of shares outstanding of the registrant's common stock as of August 11, 1998: 8,313,036

                PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
              JUNE 30, 1998 AND DECEMBER 31, 1997
                          (unaudited)
                                                         December 31,
                                       June 30, 1998         1997
ASSETS                                --------------   --------------


CURRENT ASSETS:
Cash                                  $   2,404,757     $    951,084
Accounts receivable - net                 4,493,456        4,653,805
Inventories                               4,537,948        5,792,058
Other current assets                        529,163          655,433
                                      -------------     ------------
Total current assets                     11,965,324       12,052,380

PROPERTY AND EQUIPMENT - NET             12,633,252       13,340,105

INTANGIBLE ASSETS - NET                   6,059,839        6,066,751
                                      -------------     ------------

TOTAL                                  $ 30,658,415     $ 31,459,236
                                      =============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                       $    741,855     $    843,199
Accrued expenses                          1,405,904        1,840,357
Revolving line of credit (due within
 one year)                                3,292,247                0
Deferred revenue                             44,577           85,600
                                      -------------     ------------
Total current liabilities                 5,484,583        2,769,156

REVOLVING LINE OF CREDIT                          0        5,562,933

DEFERRED REVENUE                                  0            1,774

DEFERRED INCOME TAXES                       430,414          489,989
                                      -------------     ------------

Total liabilities                         5,914,997        8,823,852
                                      -------------     ------------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value;
authorized - 5,000,000 shares; no
shares issued or outstanding
Common stock - $.01 par value;
 authorized - 50,000,000 shares;
 issued - June 30, 1998, 8,313,036
 shares December 31, 1997,
 8,305,036 shares                            83,130           83,050

Cumulative foreign currency                (894,557)        (656,345)
 translation adjustment
Retained earnings                        25,554,845       23,208,679
                                      -------------     ------------
Total stockholders' equity               24,743,418       22,635,384
                                      -------------     ------------

TOTAL                                  $ 30,658,415     $ 31,459,236


            see notes to consolidated financial statements

                       UTAH MEDICAL PRODUCTS, INC.

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE
        THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                              (unaudited)

                                Three Months Ended          Six Months Ended
                                     June 30,                     June 30,
                            ------------------------   -------------------------
                                1998          1997          1998         1997
                            ----------    ----------   -----------   -----------
NET SALES                   $6,786,111    $5,100,577   $13,160,649   $10,273,971
COST OF SALES                3,366,254     2,429,370     6,552,775     4,895,164
                            ----------    ----------   -----------   -----------

GROSS MARGIN                 3,419,857     2,671,207     6,607,874     5,378,807
                            ----------    ----------   -----------   -----------

EXPENSES:

 Selling, general and
 administrative              1,601,701     1,334,546     3,212,066     2,711,684
 Research & development        256,395       253,563       465,242       491,501
                            ----------    ----------   -----------   -----------

   Total                     1,858,096     1,588,109     3,677,308     3,203,185


INCOME FROM OPERATIONS       1,561,761     1,083,098     2,930,566     2,175,622

OTHER INCOME                   171,165       293,500       627,364       821,901
                            ----------    ----------   -----------   -----------

INCOME BEFORE INCOME TAX
EXPENSE                       ,732,926     1,376,598     3,557,930     2,997,523

INCOME TAX EXPENSE             606,146       481,213     1,272,272     1,062,153
                            ----------    ----------   -----------   -----------
NET INCOME                  $1,126,780    $  895,385    $2,285,658    $1,935,370
                            ==========    ==========    ==========    ==========


BASIC EARNINGS PER SHARE    $     0.14    $     0.11   $      0.28    $     0.23
                            ==========    ==========    ==========    ==========
DILUTED EARNINGS PER SHARE  $     0.14    $     0.10   $      0.27    $     0.22
                            ==========    ==========    ==========    ==========


SHARES OUTSTANDING - BASIC   8,313,000     8,470,000     8,309,000     8,551,000
                            ==========    ==========    ==========    ==========
SHARES OUTSTANDING -
DILUTED                      8,342,000     8,535,000     8,331,000     8,622,000
                            ==========    ==========    ==========    ==========


                        see notes to financial statements

                     UTAH MEDICAL PRODUCTS, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

      FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                             (unaudited)
                                                         June 30,
                                                 -----------------------
                                                    1998          1997
                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $2,285,658   $1,935,370

Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                     979,504      620,078
  Provision for (recovery of) losses on
   accounts receivable                               26,220      (18,716)
  (Gain)/Loss on disposal of assets                  39,848      (49,834)
  Deferred income taxes                              63,838      125,517
  Tax benefit attributable to exercise and
  disposition of incentive stock options and                      16,359
  stock purchase rights
Changes in operating assets and liabilities:
  Accounts receivable - trade                       226,724      731,660
  Accrued interest and other receivables           (119,070)     493,044
  Inventories                                     1,179,753   (1,639,003)
  Prepaid expenses                                    2,856      (81,861)
  Accounts payable                                  (92,624)    (201,184)
  Accrued expenses                                 (434,178)    (436,919)
  Deferred revenue                                  (42,800)     (92,858)
                                                 ----------   ----------
Total adjustments                                 1,830,071     (533,718)
                                                 ----------   ----------
Net cash provided by operating activities         4,115,729    1,401,652
                                                 ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                           (224,987)    (902,469)
  Intangible assets                                (234,645)    (327,622)
Purchases of investments                                        (112,200)
Proceeds from sale and maturities of investments               1,401,001
Proceeds from sale of property and equipment         10,575        3,500
                                                 ----------   ----------
Net cash provided by (used in) investing
activities                                         (449,057)      62,209
                                                 ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock               58,000      108,812
Common stock purchased and retired                            (4,321,673)
Proceeds from (repayment of) note payable        (2,270,686)   2,150,000
                                                 ----------   ----------
Net cash used in financing activities            (2,212,686)  (2,062,861)
                                                 ----------   ----------

Effect of exchange rate changes on cash                (313)

NET INCREASE (DECREASE) IN CASH                   1,453,673     (599,000)

CASH AT BEGINNING OF PERIOD                         951,084    3,038,956
                                                 ----------   ----------

CASH AT END OF PERIOD                            $2,404,757   $2,439,956
                                                 ==========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for income taxes   $1,106,291   $1,155,710
  Interest                                       $  156,927   $   13,858


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

(2) Inventories at June 30, 1998 and December 31, 1997 consisted of the following:

                                         June 30,      December 31,
                                            1998         1997
                                       -----------     -----------
         Finished goods                 $1,291,652      $1,231,584
         Work-in-process                   854,092       1,204,873
         Raw materials                   2,392,204       3,355,601
                                        ----------      ----------
         Total                          $4,537,948      $5,792,058




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

(4) The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This standard requires companies to disclose certain changes in equity not represented in net income such as foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. These items are components of other comprehensive income which, when added to net income, represent total comprehensive income. The Company translates the currency of its Ireland subsidiary which comprises the only element of other comprehensive income. Total comprehensive income for the quarter ending June 30, 1998 and YTD 1998 is as follows:

                                       2nd Quarter        YTD
                                           1998           1998
                                       -----------     -----------
         Total Comprehensive Income    $ 1,270,842     $ 2,050,035


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

(6)  Events subsequent to June 30, 1998:

   On July 29, 1998, UM purchased the neonatal product line assets, including manufacturing processes, intellectual property rights and business, of Gesco International Inc. and Bard Access Systems Inc., both subsidiaries of C.R. Bard, Inc. The purchase price was $4.2 million, paid in cash, plus a future $0.3 million milestone payment if 1999 revenues exceed a targeted amount, plus a one percent royalty on net Gesco neonatal sales for five years. The initial cash payment was financed using available credit on a $10,000,000 unsecured revolving promissory note with First Security Bank. The acquisition will be considered a purchase for accounting purposes. Goodwill resulting from the asset purchase will be tax deductible.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Results of Operations

     Because of the relatively short span of time, results for any given three or six month period in comparison with a previous three or six month period may not be indicative of comparative results for the year as a whole.

  a) Overview

    Total sales in 2Q 1998 increased 33.0% relative to sales in 2Q 1997. Ob/Gyn sales increased 61.9% relative to 2Q 1997, while critical care sales decreased 4.9%. The addition of Columbia Medical, Inc. (CMI) sales to 2Q 1998 results, and absence of the 2Q 1997 short-term negative impact from switching to direct sales representatives from stocking distributors in two regions of the U.S. primarily explains the 2Q 1998 Ob/Gyn sales increase relative to 2Q 1997. Sales to Baxter of $124,000 in 2Q 1998 compared to $393,000 in 2Q 1997 are responsible for the decrease in critical care sales. Gross margins were lower at 50.4% of sales in 2Q 1998 compared to 52.4% in 2Q 1997, while operating profit margins increased to 23.0% of sales in 2Q 1998 from 21.2% in the same period of 1997. Gross margins in 2Q 1998 were negatively impacted by significant reductions in inventories. Operating margins benefitted from higher sales volume relative to stable operating expenses. Operating expenses were down from 31.1% of sales in 2Q 1997 to 27.4% of sales in 2Q 1998. Actual operating expenses were $270,000 higher in 2Q 1998 due mainly to the acquisition of CMI, including new G&A
expense from amortization of goodwill of $84,000.   Operating income increased
$479,000, or 44.2%, from the 2Q 1997. Other income decreased $122,000 in 2Q 1998 from the same period in 1997, due mainly to higher interest expense and lower earnings on investments in 1998. Net income, at $1,127,000 in 2Q 1998, increased $231,000, or 25.8%, from the second quarter of 1997. Earnings per share (eps) of 13.5c in 2Q 1998 compared with 10.5c in 2Q 1997 were aided by 193,000 fewer diluted shares outstanding in 2Q 1998. Results for the first half
(1H) of 1998 compared to 1H 1997 in a similar way with the quarterly results comparisons detailed above.

  b)  Revenues

    UM divides revenues into two broad product use categories: Ob/Gyn and Critical Care. Ob/Gyn consists of 1) obstetrics, including a full line of equipment and supplies used in hospitals' labor & delivery departments for fetal monitoring, operative vacuum delivery, umbilical cord management, and meconium aspiration, as well as other needs; and 2) gynecology/ urology/ electrosurgery
(ES) equipment and tools used especially for a gynecologic electrosurgical procedure called LETZR, but also other electrosurgical procedures including endoscopic procedures, and other non-gynecological procedures such as tonsillectomies by otolaryngologists, abdominal reconstructions and breast reductions by plastic surgeons, mammary artery grafts by thoracic surgeons, nevus excision by dermatologists, and tumor excisions by all surgeons; other tools used in other minimally invasive surgical procedures including diagnostic laparoscopies; urinary incontinence management devices; and urology pumps. Critical care consists of 1) disposable components used in invasive blood pressure and intracranial pressure monitoring, 2) products used in neonatal intensive care units including disposable respiratory hoods and the newly acquired Gesco product line, and 3) subcontract molding.

    Sales of obstetrics products in 2Q 1998 were $3,633,000 compared to $2,091,000 in 2Q 1997. Starting in the third quarter of 1997, revenues from CMI were included in UM's business, including operative vacuum delivery systems. First half 1998 obstetric sales were $7,031,000 compared to $4,426,000 in 1H 1997. In 1H 1997, UM's Intran sales were lower than they otherwise would have been due to UM's conversion of two distributors to direct sales representatives, allowing time for the distributors to sell off inventory, and UM's subsequent repurchase of the remaining inventory in 2Q 1997. In 2Q 1998, sales of Intran represented 76% of obstetrics sales compared to 96% in 2Q 1997. As a percentage of total UM sales, obstetrics product revenues represented 54% in 2Q 1998 compared to 43% in 2Q 1997. Gynecology/ urology/ ES product sales were $1,059,000 in 2Q 1998 compared to $807,000 in 2Q 1997. First half 1998 sales in this category were $2,082,000 compared to $1,604,000 in 1H 1997. As in the obstetrics category, the 1997 distributor terminations reduced gynecology product sales during 1H 1997. Several new products are aiding growth in this category, including EpitomeR, a unique ES scalpel; LibertyR, a conservative therapy for female urinary incontinence; Pathfinder Plus , an irrigation device for endoscopic procedures; and CMI's urology pumps. In 2Q and 1H of both 1997 and 1998, gynecology/ urology revenues represented 16% of total UM sales. A number of the gynecology products are designed for use in physicians' offices or outpatient clinics, and therefore represent diversification from UM's main hospital-based business.

    Critical care revenues were $2,095,000 in 2Q 1998 compared to $2,203,000 in 2Q 1997. First half 1998 critical care sales were $4,047,000, compared to $4,244,000 in 1H 1997. Included in this category are transducers and other components used in blood pressure monitoring sold to Baxter, which sales in 2Q 1998 were $124,000 compared to $393,000 in 2Q 1997, and $233,000 in 1H 1998 compared to $847,000 in 1H 1997. The decline in sales to Baxter was partially offset by higher sales of pressure monitoring devices to other similar customers. The July 29, 1998 purchase of Gesco's neonatal product line (see note 6 on page 5, above) will increase revenue in the critical care category and strengthen UM's presence in Neonatal Intensive Care Units of hospitals.

    Second quarter and first half 1998 foreign sales were $1,235,000 and $2,477,000, respectively, compared to $1,340,000 and $2,535,000 in the same periods of 1997. None of the 1H 1998 foreign sales were to Baxter, compared to $45,000 and $159,000 of foreign sales to Baxter in 2Q and 1H 1997, respectively. Critical care products represented 81% and 83% of international sales in 2Q and 1H 1998, respectively, compared to 86% and 85% in 2Q and 1H 1997, respectively. Foreign sales comprised 18% and 19% of total non-Baxter sales in 2Q and 1H 1998, respectively, compared to 28% and 25% in 2Q and 1H 1997, respectively. UM continues to believe it has substantial sales potential for its products in international markets.

  c)  Gross Profit

    Gross margins (profit after subtracting costs of manufacturing products from revenues) in both 2Q and 1H 1998, were 50% compared to 52% in both 2Q and 1H 1997. Gross margins were lower in the 1998 periods because of an unfavorable mix of international blood pressure monitoring sales, the impact of exchange rates on those sales, and unfavorable costs from reducing slower moving inventory. A shorter-term challenge for UM is absorption of manufacturing overhead given the current sales volumes and depreciation related to prior increases in fixed assets. With the addition of the Gesco products into UM's previously under-utilized manufacturing operations, the Company should see gross margin improvements beginning in late 1998 and extending into 1999.

    Gross margin improvements can also be achieved if UM can further increase sales activity to better absorb its overhead expenses. On the other hand, management expects continued competitive pressure for its established products that may reduce average selling prices and therefore put additional pressure on future gross profit margins.

  d)  Income from Operations

    Operating profits, or income from operations, are the profits achieved after subtracting operating expenses from gross profits. Operating profits in 2Q and 1H 1998 were $1,562,000 and $2,931,000, respectively, compared to $1,083,000 and
$2,176,000 in 2Q and 1H 1997, respectively. Even though gross margins declined as a percentage of sales, 2Q and 1H 1998 operating profits increased to 23% and 22% of sales, respectively, from 21% of sales in both 2Q and 1H 1997. Second quarter and 1H 1998 operating expenses in dollars increased by $270,000 and $474,000, respectively, relative to 2Q and 1H 1997, including amortization of goodwill increasing G&A expenses by about $84,000 per quarter.

    Operating expenses are subdivided into sales, general and administrative expenses (SG&A) and research and development expenses (R&D). UM further divides SG&A into the two categories of sales and marketing expenses (S&M) and general and administrative expenses (G&A).

    SG&A expenses in 2Q and 1H 1998 decreased to 24% of revenues compared to 26% in both 2Q and 1H 1997. Higher sales in 2Q and 1H 1998 compared to 2Q and 1H 1997 more than offset the impact of increased goodwill amortization associated with the July 1997 CMI acquisition. UM expects SG&A expenses as a percentage of sales to decline modestly in the last half of 1998 due to the addition of Gesco, whose 1998 sales will continue to be through Gesco's previous distributors.

    UM's S&M expenses are driven primarily by the direct sales portion of its business. S&M expenses in 2Q and 1H 1998 were $969,000 and $1,913,000, respectively, compared to $820,000 and $1,652,000 in 2Q and 1H 1997, respectively. Although UM desires to increase its OEM customers for its blood pressure monitoring products and other products which serve markets that are outside UM's sales focus, management expects that the direct portion of UM's business will grow faster than the OEM portion, which direct portion represented 83% of total sales in 2Q 1998 compared to 78% in 2Q 1997. The 1997 distribution mix changes that had a positive impact on gross margins had an offsetting negative effect on selling expenses. Management believes that achieving closer contact with end-users of its specialty products, as well as having closer control of how its sales resources spend limited time, are key elements to implementing its value-added niche marketing strategies. At the beginning of 1Q 1998, UM terminated one additional distributor, further decreasing the percentage of total direct U.S. sales through stocking distributors versus UM's own directly employed sales representatives.

    G&A expenses increased $119,000 to $633,000 in 2Q 1998, relative to 2Q 1997, and $239,000 to $1,299,000 in 1H 1998 relative to 1H 1997. Included in 1H 1998
G&A expenses was amortization of goodwill related to the CMI acquisition of $168,000. UM plans to hold its 1998 G&A dollar expenses in Utah and Ireland consistent with 1997, but the addition of G&A expenses related to CMI and Gesco added together with amortization of goodwill from those purchases will likely result in G&A expenses as a percentage of sales approximately the same in 1998 as in 1997.

    R&D expenses were $256,000 and $465,000 in 2Q and 1H 1998, respectively, compared to $254,000 and $492,000 in 2Q and 1H 1997. As a percentage of sales, R&D expenses were 4% in both periods of 1998, compared to 5% in both periods of 1997. A major portion of UM's current internal product development expenditures are focused on its fetal pH monitoring project. Other projects include the Fowler Endocurette, electrosurgery electrodes, incontinence products, specialty gynecology products for uterine or cervical disease and continued development of umbilical cord management devices. Products acquired in the 1997 purchase of CMI are being enhanced or further developed. Beginning in 3Q 1998, products acquired in the recent Gesco acquisition will be further enhanced and developed. UM not only obtains new products through internal development, but also through cooperative development with others, licensing of others' products, and acquisitions.

  e)  Non-operating (Other) income.

    Non-operating income includes royalties from licensing UM's technology to other companies, interest and capital gains from investing the Company's cash (offset by interest on UM's debt obligations), and gains or losses from the sale of assets. Non-operating income declined $122,000 and $195,000 in 2Q and 1H 1998, respectively, from the same periods in 1997. Non-operating income in 2Q 1998 represented about 10% of pretax income, compared to 21% in 2Q 1997. For the first half, non-operating income represented 18% of pretax income in 1998, compared to 27% in 1997. Because of debt financing used in the 2H 1997 acquisition of CMI, interest payments were higher by $52,000 and $143,000 in 2Q and 1H 1998, respectively. Lower earnings from investments of cash also contributed to the lower non-operating income in 1998 compared with the previous year. In both periods, payments for the use of UM's technology comprised the largest portion of non-operating income, including royalties from other medical device companies. Royalties received vary from period to period depending on the interest in UM's patents and/or success of other companies in selling licensed product concepts. Management estimates non-operating income for the last half of 1998 will be substantially less than the first half due to higher expected interest payments associated with the Gesco purchase as well as lower payments for the use of UM's technology.

  f)  Earnings Before Income Taxes and Net Income

    Earnings before income taxes (EBT) result from adding non-operating and operating income together. EBT, as a percentage of sales, were 26% and 27% in 2Q and 1H 1998, respectively, compared to 27% and 29% in the same periods of 1997, respectively.

    Net income is EBT minus income taxes. Net income in 2Q and 1H 1998 was $1,127,000 and $2,286,000, respectively, compared to $895,000 and $1,935,000 in
2Q and 1H 1997, respectively. Net income as a percentage of sales, at 17% in both 1998 periods and 18% in both 1997 periods, ranks UM in the top profitability tier of U.S. publicly traded companies. UM's effective income tax rate was 35% and 36% in 2Q and 1H 1998, respectively, compared to 35% in both periods of 1997. UM's effective rate includes federal and state income taxes in the U.S., as well as taxes overseas. The tax rate in 1H 1998 reflects the non-deductibility of goodwill for tax purposes associated with the CMI acquisition, a difference in the distribution of state taxes, a smaller amount of non-operating income coming from tax-exempt securities, and other fluctuations associated with the use of a foreign sales corporation and R&D tax credits.

  g)  Earnings per share (EPS).

    EPS is net income divided by the number of shares of stock outstanding (diluted to take effect for stock options awarded which have exercise prices below the current market value). Diluted EPS for 2Q 1998 were $.135 compared to $.105 for 2Q 1997. For the first half, diluted EPS were $.274 in 1998, compared to $.224 in 1997. Weighted average diluted shares in 2Q 1998 were 8,342,000 compared to 8,535,000 in 2Q 1997. Actual outstanding common shares as of June 30, 1998 were 8,313,036 compared to 8,388,786 as of June 30, 1997. The dilution calculation added about 29,000 shares to basic shares outstanding in 2Q 1998, compared to about 65,000 in 2Q 1997.

  h)  Return on shareholders' equity  (ROE).

    ROE is the portion of net income retained by UM to internally finance its growth, divided by average accumulated shareholders' equity during the period. This ratio determines how fast the Company can afford to grow without external financing that would dilute shareholder interests. For example, a 30% ROE will support 30% growth in sales activity. ROE in both 2Q and 1H 1998, at 19%, along with ROE of 16% and 17% in 2Q and 1H 1997, respectively, was below management's target of 25%. The primary factor that lowered ROE in the periods was the lower number of asset turns, that is, the level of sales activity relative to total assets was below management targets. Including 1997, ROE has averaged 30% over the prior twelve years.

  i)  Cash Flows

    EBDIT (EBT, adjusted for non-cash depreciation and amortization expenses, asset write-offs, and interest expense) are the measure of UM's ability to generate cash. 1H 1998 EBDIT were $4,734,000 compared to $3,631,000 in 1H 1997, or as a ratio of sales, 36% in 1H 1998 and 35% in 1H 1997. EBDIT has averaged 34% of sales over the last five years. Generating cash at a rate above one-third of sales provides UM with a powerful financial engine for growth. The Company obtained additional financing starting in 2Q 1997 through its revolving line of credit (LOC), which as of June 30, 1998, provided an additional $3,292,000 in cash to facilitate the timing of the CMI acquisition.

    Cash (and equivalent) balances were $2,405,000 at June 30, 1998, an increase of $1,454,000 from December 31, 1997. UM's cash balances are currently comprised of amounts held to meet operating requirements in Ireland, and amounts set aside as a litigation reserve and as required to meet potential obligations from put sales associated with the Company's stock repurchase program. The most significant use of cash in 2Q 1998 was $2,271,000 to pay down the LOC, which was also reclassified as a short-term liability from long-term during 1H 1998 because the remaining term on the LOC is under 12 months as of June 30, 1998. Net working capital changes provided $721,000 in 1H 1998 cash, with the major contribution being a $1,180,000 reduction in inventories (adjusted for exchange rate changes). Working capital changes used $1,227,000 in cash, dominated by increases in inventories, during 1H 1997.

    During 1H 1998, UM used cash of $235,000 on the purchase of technology rights and prosecution of new patents, and $225,000 on improvements to property and equipment. During 1H 1997, UM spent $1,230,00 on capital purchases, including costs associated with completing the Irish manufacturing facility. Excluding the Gesco acquisition and other acquisitions along with additional share repurchases, UM plans for capital expenditures during the remainder of 1998 to be less than during 1997, and less than current depreciation rates.

    Financing activities in 1H 1998 resulted in a cash decrease of $2,213,000 compared to a decrease of $2,063,000 in 1H 1997. In 1H 1998 the decrease resulted from reducing UM's LOC balance, while in 1Q 1997 the decrease was the result of stock repurchases, offset by increases in the LOC. The Company received $58,000 in 1H 1998 from issuing stock (on exercise of an employee option), compared to $109,000 in 1H 1997. Amounts borrowed under the LOC are unsecured and are due March 25, 1999.

  j)  Management's Outlook

    UM's challenge is to grow its niche-oriented business by successfully introducing and selling products which cost effectively meet the needs of patients and clinicians. The Gesco product line acquisition, announced on July 30, 1998, is an example of products that the Company feels can meet those needs. UM will continue to look for ways to increase the rate of adoption of new products for specific disease states where innovations can become the most recognized cost-effective clinical solution. The Fowler Endocurette for uterine biopsies is an example of such a device. UM plans to begin marketing the Endocurette in 1998 after receiving FDA premarketing concurrence.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits:

              SEC
Exhibit    Reference
   #           #        Title of Document
-------    ---------    ---------------------
 1             27       Financial data schedule


  b) Reports on Form 8-K:

     On April 7, 1998, UM filed a report on Form 8-K, Item 6, Resignation of Registrant's Directors, reporting that Perry L. Lane resigned as a director, effective April 1, 1998.

     Subsequent to June 29, on August 7, 1998, UM filed a report on Form 8-K,
Item 2, Acquisition or Disposition of Assets, related to the purchase of the neonatal product line assets, including manufacturing processes, intellectual property rights and business, of Gesco International Inc. and Bard Access Systems Inc., both of which were subsidiaries of C.R. Bard, Inc. (see note 6 on page 5, above).


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               UTAH MEDICAL PRODUCTS, INC.
                               REGISTRANT



Date:  8/11/98                  By:  /s/ Kevin L. Cornwell
                                Kevin L. Cornwell
                                CEO and CFO