Form 10-Q
period 1998-09-30
UTAH MEDICAL PRODUCTS INC
filed 1998-11-09
CIK 706698

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of

                      The Securities Exchange Act of 1934





For quarter ended: September 30, 1998           Commission File No. 1-12575




                          UTAH MEDICAL PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   UTAH                                   87-0342734
       ------------------------------                 --------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                              7043 South 300 West
                             Midvale, Utah  84047
              ----------------------------------------------------
                     Address of principal executive offices


Registrant's telephone number:      (801) 566-1200



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days.      Yes  X     No


     The number of shares outstanding of the registrant's common stock as of
                          November 6, 1998: 8,213,036

                          UTAH MEDICAL PRODUCTS, INC.


                               INDEX TO FORM 10-Q





PART I - FINANCIAL INFORMATION                                   PAGE


  Item 1.  Financial Statements

   Consolidated Condensed Balance Sheets as of
   September 30, 1998 and December 31, 1997                       1

   Consolidated Condensed Statements of Income for the
   three and nine months ended September 30, 1998 and
   September 30, 1997                                             2

   Consolidated Condensed Statements of Cash Flows for the
   nine months ended September 30, 1998 and
   September 30, 1997                                             3

   Notes to Financial Statements                                  4


  Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations                                                     6

PART II - OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                       11

               PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
           SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                         (unaudited)
                                          SEPTEMBER 30,  DECEMBER 31,
                                              1998           1997
                                          ------------   -----------
ASSETS

CURRENT ASSETS:
Cash                                       $ 2,631,916   $   951,084
Accounts receivable - net                    5,122,653     4,653,805
Inventories                                  4,662,161     5,792,058
Other current assets                           591,616       655,433
                                           -----------   -----------
Total current assets                        13,008,346    12,052,380

PROPERTY AND EQUIPMENT - NET                12,755,595    13,340,105

INTANGIBLE ASSETS - NET                      9,074,292     6,066,751
                                           -----------   -----------
TOTAL                                      $34,838,233   $31,459,236
                                           ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                           $   757,139   $   843,199
Accrued expenses                             2,007,224     1,840,357
Deferred revenue                                23,176        85,600
                                           -----------   -----------
Total current liabilities                    2,787,539     2,769,156

REVOLVING LINE OF CREDIT                     5,612,064     5,562,933

DEFERRED REVENUE                                     0         1,774

DEFERRED INCOME TAXES                          399,489       489,989
                                           -----------   -----------
Total liabilities                            8,799,092     8,823,852
                                           -----------   -----------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value;
 authorized - 5,000,000 shares; no
 shares issued or outstanding
Common stock - $.01 par value;
 authorized - 50,000,000 shares;
 issued - September 30, 1998,
 8,228,736 shares December 31,
 1997, 8,305,036 shares                         82,287        83,050
Cumulative foreign currency
 translation adjustment                       (483,864)     (656,345)
Retained earnings                           26,440,718    23,208,679
                                           -----------   -----------
Total stockholders' equity                  26,039,141    22,635,384
                                           -----------   -----------
TOTAL                                      $34,838,233   $31,459,236
                                           ===========   ===========

         see notes to consolidated financial statements

[CAPTION]

                       UTAH MEDICAL PRODUCTS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                               (unaudited)

                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30,             SEPTEMBER 30,
                              -----------------------   ------------------------
                                1998         1997          1998         1997
                              ---------     ---------   ----------    ----------

NET SALES                    $7,150,281    $7,018,810  $20,310,930   $17,292,781

COST OF SALES                 3,429,895     3,340,105    9,982,670     8,235,269
                             ----------    ----------  -----------   -----------

GROSS MARGIN                  3,720,386     3,678,705   10,328,260     9,057,512
                             ----------    ----------  -----------   -----------

EXPENSES:

Selling, general and
administrative                1,706,748     1,757,085    4,918,814     4,468,769
Research & development          231,422       230,173      696,664       721,674
                             ----------    ----------  -----------   -----------
Total                         1,938,170     1,987,258    5,615,478     5,190,443
                             ----------    ----------  -----------   -----------

INCOME FROM OPERATIONS        1,782,216     1,691,447    4,712,782     3,867,069

OTHER INCOME                    209,103       123,189      836,467       945,090
                             ----------    ----------  -----------   -----------

INCOME BEFORE INCOME TAX
EXPENSE                       1,991,319     1,814,636    5,549,249     4,812,159

INCOME TAX EXPENSE              700,944       661,787    1,973,216     1,723,940
                             ----------    ----------  -----------   -----------

NET INCOME                   $1,290,375    $1,152,849   $3,576,033    $3,088,219
                             ==========    ==========   ==========    ==========


BASIC EARNINGS PER SHARE     $     0.16   $      0.14   $     0.43    $     0.36
                             ==========    ==========   ==========    ==========


DILUTED EARNINGS PER SHARE   $     0.16   $      0.14   $     0.43    $     0.36
                             ==========    ==========   ==========    ==========


SHARES OUTSTANDING - BASIC    8,297,000     8,370,000    8,305,000     8,490,000
                             ==========    ==========   ==========    ==========


SHARES OUTSTANDING -
DILUTED                       8,317,000     8,422,000    8,320,000     8,547,000
                             ==========    ==========   ==========    ==========


                       see notes to financial statements



                     UTAH MEDICAL PRODUCTS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                             (unaudited)
                                                      SEPTEMBER 30,
                                                 -----------------------
                                                    1998         1997
                                                 ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $3,576,033    $3,088,219

Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                1,518,591     1,059,650
    Provision for (recovery of) losses on           25,930       (10,176)
      accounts receivable
    (Gain)/Loss on disposal of assets              438,627       (95,114)
    Deferred income taxes                          (23,972)      185,928
    Tax benefit attributable to exercise and
      disposition of incentive stock options
      and stock purchase rights                          -        26,767
Changes in operating assets and liabilities:
    Accounts receivable - trade                    255,477       645,684
    Accrued interest and other receivables        (726,644)      396,643
    Inventories                                  1,717,329    (1,044,269)
    Prepaid expenses                                (2,711)      (32,209)
    Accounts payable                               (94,038)     (416,289)
    Accrued expenses                               162,858      (160,630)
    Deferred revenue                               (64,200)     (114,287)
                                                ----------    ----------
Total adjustments                                3,207,248       441,697
                                                ----------    ----------
Net cash provided by operating activities        6,783,281     3,529,916
                                                ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                        (337,037)   (1,162,275)
    Intangible assets                             (289,415)     (369,184)
Purchases of investments                                 -      (112,200)
Proceeds from sale and maturities of
  investments                                            -     1,577,238
Proceeds from sale of property and equipment        10,575         3,510
Net cash paid in acquisition                     (4,188,465)  (7,299,561)
                                                  ---------    ---------
Net cash provided by (used in) investing
activities                                       (4,804,342)  (7,362,472)
                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock              58,000       226,637
Common stock purchased and retired                (447,734)   (4,909,174)
Proceeds from (repayment of) note payable           49,131     7,480,062
                                                 ---------     ---------
Net cash used in financing activities             (340,603)    2,797,525
                                                 ---------     ---------

Effect of exchange rate changes on cash             42,496             -
NET INCREASE (DECREASE) IN CASH                  1,680,832    (1,035,032)

CASH AT BEGINNING OF PERIOD                        951,084     3,038,956
                                                 ---------     ---------

CASH AT END OF PERIOD                           $2,631,916    $2,003,924
                                                 =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes  $1,606,474    $1,563,727
  Interest                                        $242,716      $128,359


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

(2) Inventories at September 30, 1998 and December 31, 1997 consisted of the following:

                                       September 30,        December 31,
                                            1998                1997
                                       -------------       ------------
         Finished goods                  $ 1,221,241        $ 1,231,584
         Work-in-process                     906,191          1,204,873
         Raw materials                     2,534,728          3,355,601
                                         -----------        -----------
         Total                           $ 4,662,161        $ 5,792,058
                                         ===========        ===========



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

(4) The Company has adopted SFAS No. 130, Reporting Comprehensive Income. This standard requires companies to disclose certain changes in equity not represented in net income such as foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. These items are components of other comprehensive income which, when added to net income, represent total comprehensive income. The Company translates the currency of its Ireland subsidiary which comprises the only element of other comprehensive income. Total comprehensive income for the quarter ending September 30, 1998 and YTD 1998 is as follows:

                                        3rd Quarter         YTD
                                             1998          1998
                                       -----------     -----------
         Total Comprehensive Income    $ 1,743,458     $ 3,793,493


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

(6)  Events subsequent to September 30, 1998:
      UM has modified its unsecured revolving promissory note with First Security Bank, N.A. Modifications include an increase from $10,000,000 to $12,500,000 in the maximum amount UM may borrow and an extension of one year on the due date of the note, now March 25, 2000. Other terms remain the same.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Results of Operations
     Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

  a) Overview
   All key measures of UM's financial performance were positive in 3Q 1998 compared to 3Q 1997. Total sales in 3Q 1998 increased 2% relative to sales in 3Q 1997. Third quarter 1998 includes about two months of sales from UM's July 1998 acquisition of the neonatal product line of Gesco International Inc. and Bard Access Systems, Inc. Critical Care sales increased 5% relative to 3Q 1997, while Ob/Gyn sales increased 1%. Gross profit dollars were up 1% in 3Q 1998 compared to 3Q 1997, while operating profit margins increased to 25% of sales in 3Q 1998 from 24% in the same period of 1997. Operating expenses were down from 28% of sales in 3Q 1997 to 27% of sales in 3Q 1998. Other income increased $86,000 in 3Q 1998 from the same period in 1997, due mainly to a payment from other's use of UM's technology. Net income, at $1,290,000 in 3Q 1998, increased $138,000, or 12%, from the third quarter of 1997. Earnings per share (eps) of 15.5c in 3Q 1998 compared with 13.8c in 3Q 1997 were aided by 105,000 fewer diluted shares outstanding in 3Q 1998. Results for the first nine months (9M) of 1998 compared to 9M 1997 were significantly more favorable than the quarterly results comparisons detailed above, due mainly to the much lower sales base in the first and second quarters of 1997. Columbia Medical, Inc. (CMI) sales were included in UM's results for the first time in third quarter 1997.

 b)  Revenues
   UM divides revenues into two broad product use categories: Ob/Gyn and Critical Care. Ob/Gyn consists of 1) obstetrics, including a full line of equipment and supplies used in hospitals' labor & delivery departments for fetal monitoring, operative vacuum delivery, umbilical cord management, and meconium aspiration, as well as other needs; and 2) gynecology/ urology/ electrosurgery
(ES) equipment and tools used especially for a gynecologic electrosurgical procedure called LETZR, but also other electrosurgical procedures including endoscopic procedures, and other non-gynecological procedures such as tonsillectomies by otolaryngologists, abdominal reconstructions and breast reductions by plastic surgeons, mammary artery grafts by thoracic surgeons, nevus excision by dermatologists, and tumor excisions by all surgeons; other tools used in other minimally invasive surgical procedures including diagnostic laparoscopies; urinary incontinence management devices; and urology pumps. Critical care consists of 1) disposable components used in invasive blood pressure and intracranial pressure monitoring, 2) products used in neonatal intensive care units including Gesco products such as: umbilical vessel catheters, feeding tubes, a urinary drainage system, a disposable blood filtration system, lumbar puncture supplies, an oral protection appliance, a disposable peritoneal dialysis system, chest tubes, and general purpose catherization trays, along with UM's disposable respiratory hoods, and 3) subcontract molding.
   Sales of obstetrics products in 3Q 1998 were $3,880,000 compared to $3,741,000 in 3Q 1997. Starting in the third quarter of 1997, revenues from CMI were included in UM's business, including operative vacuum delivery systems. Intran sales increases, partially offset by lower vacuum assisted delivery system sales in 3Q 1998 compared to 3Q 1997 largely explain the sales differences. Vacuum assisted delivery system sales have been improving during each successive quarter in 1998. First nine months 1998 obstetric sales were $10,911,000 compared to $8,167,000 in 9M 1997. In the first half of 1997, UM's
Intran sales were lower than they otherwise would have been due to UM's conversion of two distributors to direct sales representatives, allowing time for the distributors to sell off inventory, and UM's subsequent repurchase of the remaining inventory in second quarter 1997. As a percentage of total UM sales, obstetrics product revenues represented 54% in 3Q 1998 compared to 53% in 3Q 1997. Gynecology/ urology/ ES product sales were $1,072,000 in 3Q 1998 compared to $1,175,000 in 3Q 1997. Recently introduced products in this category, include EpitomeR, a unique ES scalpel; LibertyR, a conservative therapy for female urinary incontinence; and Pathfinder Plus , an irrigation device for endoscopic procedures. Decreased sales of CMI's vacuum erection pumps, likely due to Viagra's initial success, are largely responsible for the sales decline. Other factors include stronger Liberty and Pathfinder sales, but lower ES sales. First nine months 1998 sales in this category were $3,154,000 compared to $2,778,000 in 9M 1997. As in the obstetrics category, the 1997 distributor terminations reduced gynecology product sales during first half
1997.   Gynecology/ urology/ES revenues represented between 15-17% of total UM sales in 3Q and 9M of both 1997 and 1998. A number of the gynecology products are designed for use in physicians' offices or outpatient clinics, and therefore represent diversification from UM's main hospital-based business. In late October, 1998, UM introduced its new contoured cervical loop excision electrode, designed to completely excise cervical lesions without removing excessive healthy cervical tissue.
   Critical care revenues were $2,199,000 in 3Q 1998 compared to $2,103,000 in 3Q 1997. First nine months 1998 critical care sales were $6,246,000, compared to $6,348,000 in 9M 1997. Included in this category are transducers and other components used in blood pressure monitoring sold to Baxter, which sales in 3Q 1998 were $151,000 compared to $252,000 in 3Q 1997, and $384,000 in 9M 1998 compared to $1,099,000 in 9M 1997. The decline in Baxter sales, along with a decrease in international DPT and accessories sales of about $170,000 was more than offset by two months of Gesco sales in third quarter 1998. Going forward, Gesco sales are expected to contribute more, not only because Gesco was included for just two months in 3Q 1998, but also because of higher sales prices as customers are converted to direct sales representatives from distributors. That conversion will be a critical task for UM over the next six months.
   Third quarter and first nine months 1998 foreign sales were $1,084,000 and $3,561,000, respectively, compared to $1,228,000 and $3,763,000 in the same periods of 1997. None of the 9M 1998 foreign sales were to Baxter, compared to $43,000 and $202,000 in 3Q and 9M 1997, respectively. The decline in 3Q 1998 foreign sales was in critical care products, which represented 76% and 80% of foreign sales in 3Q and 9M 1998, respectively, compared to 84% in both 3Q and 9M 1997. UM believes the 1998 decreases are due to a general declinein international economic activity. UM continues to believe it has substantial sales potential for its products in international markets.

 c)  Gross Profit
   Gross margins (profit after subtracting costs of manufacturing products from revenues) in 3Q and 9M 1998, were 52% and 51%, respectively, compared to 52% in both 3Q and 9M 1997. Gross margins improved in 3Q 1998 from earlier in 1998 due mainly to better overhead absorption and maintaining average selling prices. Gross margins may be impacted from period to period by sales product mix, inventory changes, and exchange rates, among other factors. A current challenge for UM is absorption of manufacturing overhead given the sales volumes and depreciation related to prior increases in fixed assets. With the addition of the Gesco products into UM's previously under-utilized manufacturing operations, the Company should see gross margin improvements extending into 1999.
   Gross margin improvements can also be achieved if UM can further increase sales activity to better absorb its overhead expenses. On the other hand, management expects continued competitive pressure for its established products that may reduce average selling prices and therefore put additional pressure on future gross profit margins.

 d)  Income from Operations
   Operating profits, or income from operations, are the profits achieved after subtracting operating expenses from gross profits. Operating profits in 3Q and 9M 1998 were $1,782,000 and $4,713,000, respectively, compared to $1,691,000 and
$3,867,000 in 3Q and 9M 1997, respectively. Third quarter and 9M 1998 operating profits increased to 25% and 24% of sales, respectively, from 24% and 22% of sales in 3Q and 9M 1997, respectively. Third quarter 1998 operating expenses in dollars decreased $49,000 from 3Q 1997, while 9M 1998 operating expenses increased $425,000, relative to 9M 1997. Third quarter 1998 includes amortization of goodwill on the Gesco acquisition for the first time.
   Operating expenses are subdivided into sales, general and administrative expenses (SG&A) and research and development expenses (R&D). UM further divides SG&A into the two categories of sales and marketing expenses (S&M) and general and administrative expenses (G&A).
   SG&A expenses in 3Q and 9M 1998 were 24% and 25% of revenues, respectively, compared to 24% and 26% in 3Q and 9M 1997, respectively. The primary changes in SG&A are amortization of goodwill associated with new acquisitions and sales commissions on increased direct sales. Third quarter 1998 included expenses of about 0.5% of sales due to amortization of Gesco goodwill. UM expects SG&A expenses as a percentage of sales to decline modestly in the last quarter of 1998.
   UM's S&M expenses are driven primarily by the direct sales portion of its business. S&M expenses in 3Q and 9M 1998 were $995,000 and $2,908,000, respectively, compared to $1,070,000 and $2,722,000 in 3Q and 9M 1997, respectively. Although UM desires to increase its OEM customers for its blood pressure monitoring products and other products which serve markets that are outside UM's sales focus, management expects that the direct portion of UM's business will grow faster than the OEM portion, which direct portion represented 86% of total sales in 3Q 1998 compared to 82% in 3Q 1997. The 1997 distribution mix changes that had a positive impact on gross margins had an offsetting negative effect on selling expenses. Management believes that achieving closer contact with end-users of its specialty products, as well as having closer control of how its sales resources spend limited time, are key elements to implementing its value-added niche marketing strategies.
   G&A expenses increased $25,000 to $712,000 in 3Q 1998, relative to 3Q 1997, and $264,000 to $2,011,000 in 9M 1998 relative to 9M 1997. Included in 9M 1998
G&A expenses was amortization of goodwill related to the CMI and Gesco acquisitions of $290,000, compared to $64,000 in 9M 1997. Despite the addition of G&A expenses related to CMI and Gesco added together with amortization of goodwill from those purchases, UM expects G&A expenses to decline as a percentage of sales for 1998 as a whole, compared to 1997.
   R&D expenses were $231,000 and $697,000 in 3Q and 9M 1998, respectively, compared to $230,000 and $722,000 in 3Q and 9M 1997. As a percentage of sales, R&D expenses were 3% in both periods of 1998, compared to 3% and 4% in 3Q and 9M 1997, respectively. A large portion of UM's current internal product development expenditures are focused on its fetal pH monitoring project. Other projects include the Fowler Endocurette, new products and enhancements to the Gesco neonatal line of products, electrosurgery electrodes, incontinence products, specialty gynecology products for uterine or cervical disease and continued development of umbilical cord management devices. Products acquired in the 1997 purchase of CMI are being enhanced or further developed. UM not only obtains new products through internal development, but also through cooperative development with others, licensing of others' products, and acquisitions.

 e)  Non-operating (Other) income.
   Non-operating income includes royalties from licensing UM's technology to other companies, interest and capital gains from investing the Company's cash (offset by interest on UM's debt obligations), and gains or losses from the sale of assets. Non-operating income increased $86,000 in 3Q 1998 from 3Q 1997, but declined $109,000 in 9M 1998 compared to 9M 1997. In 3Q 1998, UM enjoyed a one-time payment from others' use of its technology. Non-operating income in 3Q 1998 represented about 11% of pretax income, compared to 7% in 3Q 1997. For the first nine months, non-operating income represented 15% of pretax income in 1998, compared to 20% in 1997. Interest expense, due to debt financing used in the acquisitions of CMI and Gesco, was $86,000 and $243,000 in 3Q and 9M 1998, respectively, compared to $115,000 and $128,000 in 3Q and 9M 1997, respectively. Lower earnings from investments of cash also contributed to the lower non-operating income in 1998 compared with the previous year. In both periods, payments for the use of UM's technology comprised the largest portion of non-operating income, including royalties from other medical device companies. Royalties received vary from period to period depending on the interest in UM's patents and/or success of other companies in selling licensed product concepts. Management estimates non-operating income for the last quarter of 1998 will be substantially less than the quarterly average over the first nine months of the year due to higher expected interest payments associated with the Gesco purchase as well as lower payments for the use of UM's technology.

 f)  Earnings Before Income Taxes and Net Income
   Earnings before income taxes (EBT) result from adding non-operating and operating income together. EBT, as a percentage of sales, were 28% and 27% in 3Q and 9M 1998, respectively, compared to 26% and 28% in the same periods of 1997, respectively.
   Net income is EBT minus income taxes. Net income in 3Q and 9M 1998 was $1,290,000 and $3,576,000, respectively, compared to $1,153,000 and $3,088,000 in 3Q and 9M 1997, respectively. Net income as a percentage of sales, at 18% in both 1998 periods and 16% and 18% in 3Q and 9M 1997, respectively, ranks UM in the top profitability tier of U.S. publicly traded companies. UM's effective income tax rate was 35% and 36% in 3Q and 9M 1998, respectively, compared to 36% in both periods of 1997. UM's effective rate includes federal and state income taxes in the U.S., as well as taxes overseas. The tax rates reflect the non-deductibility of goodwill for tax purposes associated with the CMI acquisition (Gesco goodwill amortization is tax deductible), a difference in the distribution of state taxes, a smaller amount of non-operating income coming from tax-exempt securities, and other fluctuations associated with the use of a foreign sales corporation and R&D tax credits.

 g)  Earnings per share (EPS).
   EPS is net income divided by the number of shares of stock outstanding (diluted to take effect for stock options awarded which have exercise prices below the current market value). Diluted EPS for 3Q 1998 were $.155 compared to $.137 for 3Q 1997. For the first nine months, diluted EPS were $.430 in 1998, compared to $.361 in 1997. Weighted average diluted shares in 3Q 1998 were 8,317,000 compared to 8,422,000 in 3Q 1997. Actual outstanding common shares as of September 30, 1998 were 8,228,736 compared to 8,355,036 as of September 30, 1997. The dilution calculation added about 19,000 shares to basic shares outstanding in 3Q 1998, compared to about 52,000 in 3Q 1997.

 h)  Return on shareholders' equity  (ROE).
   ROE is the portion of net income retained by UM to internally finance its growth, divided by average accumulated shareholders' equity during the period. This ratio determines how fast the Company can afford to grow without external financing that would dilute shareholder interests. For example, a 20% ROE will support 20% growth in sales activity. ROE in both 3Q and 9M 1998, at 20%, along with ROE of 21% and 18% in 3Q and 9M 1997, respectively, was below management's long term target of 25%. The primary factor that lowered ROE in the periods was the lower number of asset turns, that is, the level of sales activity relative to total assets was below management targets. Including 1997, ROE has averaged 30% over the prior twelve years.

 i)  Cash Flows
   EBDIT (EBT, adjusted for non-cash depreciation and amortization expenses, asset write-offs, and interest expense) are the measure of UM's ability to generate cash. 9M 1998 EBDIT were $7,749,000 compared to $5,905,000 in 9M 1997, or as a ratio of sales, 38% in 9M 1998 and 34% in 9M 1997. EBDIT has averaged 34% of sales over the last five years. Generating cash at a rate above one-third of sales provides UM with a powerful financial engine for growth. The Company obtained additional financing starting in second quarter 1997 through its revolving line of credit (LOC), which as of September 30, 1998, provided an additional $5,612,000 in cash to facilitate the timing of the Gesco acquisition.
   Cash (and equivalent) balances were $2,632,000 at September 30, 1998, an increase of $1,681,000 from December 31, 1997. UM's cash balances are currently comprised of amounts held to meet operating requirements in Ireland, and amounts set aside as a litigation reserve and as required to meet potential obligations from put sales associated with the Company's stock repurchase program. The most significant use of cash in 9M 1998 was $4,188,000 paid to acquire Gesco. Net working capital changes provided $1,248,000 in 9M 1998 cash, with the major contribution being a $1,717,000 reduction in inventories (adjusted for exchange rate changes). In contrast, working capital changes used $725,000 in cash, dominated by increases in inventories, during 9M 1997.
   During 9M 1998, in addition to the cash spent on Gesco, UM used $289,000 on the purchase of technology rights and prosecution of new patents, and $337,000 on improvements to property and equipment. During 9M 1997, UM spent $1,531,00 on capital purchases, including costs associated with completing the Irish manufacturing facility. Excluding other acquisitions and additional share repurchases, UM plans for capital expenditures during the remainder of 1998 to be less than during 1997, and significantly less than current depreciation rates.
   Financing activities in 9M 1998 resulted in a cash decrease of $341,000 compared to a increase of $2,798,000 in 9M 1997. In 9M 1998 the decrease resulted from stock repurchases, while in 9M 1997 the increase resulted from increases in the LOC, offset by stock repurchases. The Company received $58,000 in 9M 1998 from issuing stock (on exercise of an employee option), compared to $227,000 in 9M 1997. In October 1998, UM modified its LOC, including increasing the maximum amount UM may borrow to $12,500,000 and extending the due date on the loan to March 25, 2000. Amounts borrowed under the LOC are unsecured.

 j)  Management's Outlook
   UM's challenge is to grow its niche-oriented business by successfully introducing and selling products which cost effectively meet the needs of patients and clinicians. The Gesco product line acquisition is an example of products that the Company feels can help meet that challenge. In late October, 1998, UM introduced its new contoured cervical loop excision electrode, designed to completely excise cervical lesions without removing excessive healthy cervical tissue that may be lost in a cone biopsy. UM will continue to look for ways to increase the rate of adoption of new products for specific disease states where innovations can become the most recognized cost-effective clinical solution. The Fowler Endocurette for uterine biopsies is an example of such a device. UM plans to begin marketing the Endocurette in early 1999 after receiving FDA premarketing concurrence.

YEAR 2000
State of Readiness

 UM believes it will experience no material adverse consequences from the "Year 2000 (Y2K) Problem", and is taking appropriate actions to see that it is prepared. UM has developed a complete Y2K plan it is using to identify and solve potential Y2K problems.
 The Company has determined that all of the products it sells are Y2K compliant since none of them use or process dates in any form.
 A complete inventory of all internal systems (both IT and Non-IT) is in progress, to be followed by testing of all systems. Solutions to problems identified are expected to be in place, along with Company-wide Y2K compliance by July 31, 1999.
 In August, 1998 UM surveyed those outside vendors it considers critical to its business, including utilities and other providers of auxiliary systems, regarding their Y2K readiness. Response assessment and implementation of appropriate remedial action is ongoing.
 An informal review of the systems UM relies on to manufacture, test, assemble, and package its products indicates that most, but not all, such systems are Y2K compliant. Notably, the version of the integrated manufacturing control software (Dataworks) UM currently uses is not Y2K compliant. However, a Y2K compliant version of Dataworks has been received and loaded and is being tested by users, with an expected launch in late 1998.

Costs

 UM does not expect its Y2K costs to be material. UM's products are all compliant and its major software systems are now or should soon be compliant with upgrades provided under maintenance contracts. Some software and older systems must be replaced, with the total cost expected to be under $50,000.


Risks

 As UM's products do not incorporate date codes, Y2K risks based on its products are minor. Because the major internal systems UM relies on have either been confirmed compliant or will be upgraded to a compliant version prior to July 31, 1999, the risk of these systems failing also appears to be low. However, a complete inventory of all systems has not been completed, and although considered unlikely, it is possible that a major problem might be identified. UM has competent employees who it believes can find solutions to problems identified. Perhaps the greatest internal risk would be from a Y2K issue that remains hidden despite diligent testing. If such a problem developed either shortly before or after January 1, 2000, UM could face delays and costs that might be material to its business.
 External Y2K problems constitute a higher magnitude of risk to its business, UM believes. If mission critical vendors do not timely and accurately report to UM their Y2K readiness, or adequately solve Y2K problems as anticipated, the Company's business could be materially impacted. If alternate vendors cannot be identified and qualified in time to replace vendors who will not be Y2K compliant, UM's business could be negatively impacted.
 The failure of communications, financial and transportation systems could have a major negative impact on UM, as would the failure of local utilities to deliver water, natural gas, and electricity.


Contingency Plans
 Execution of the Company's Y2K plan is UM's most important contingency plan.
It will not only identify what Y2K risks it faces, but provide a framework for how to solve them. For example, UM is prepared to switch vendors, install Y2K compliant systems and stock excess raw material and finished goods inventory to mitigate Y2K risks. UM employs skilled individuals who have the technical know-how to solve most challenges likely to be presented by the Y2K problem.
  UM believes that the most likely worst-case scenario would involve business interruptions of up to one or two weeks. UM believes it could solve such problems before they became major risks to its business. UM does not believe it can develop contingency plans to adequately deal with major external infrastructure failures such as in communications, transportation, or utilities. However, such failures would likely not impact UM any worse than it would other businesses.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits:

                  SEC
Exhibit #     Reference #   Title of Document
---------     -----------   -----------------
 1                27        Financial data schedule

  b) Reports on Form 8-K:
     On August 7, 1998, UM filed a report on Form 8-K, Item 2, Acquisition or Disposition of Assets, related to the purchase of the neonatal product line assets, including manufacturing processes, intellectual property rights and business, of Gesco International Inc. and Bard Access Systems Inc., both of which were subsidiaries of C.R. Bard, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UTAH MEDICAL PRODUCTS, INC.
                                REGISTRANT





Date:  11/6/98                  By: /s/ Kevin L. Cornwell
                                        CEO and CFO