Form 10-K
period 1998-12-31
UTAH MEDICAL PRODUCTS INC
filed 1999-03-30
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998.      Commission File No. 1-12575


                          UTAH MEDICAL PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Utah                                    87-0342734
          -----------------------------             ------------------
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

 The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1999, based on NYSE closing price: $45,100,000.


 The number of shares outstanding of the registrant's common stock as of March 12, 1998: 7,840,336.



                      DOCUMENTS INCORPORATED BY REFERENCE
 List herein the documents incorporated by reference: The Company's definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

                                    PART I.


ITEM I - BUSINESS.
 Utah Medical Products, Inc. ("UM" or "the Company") is in the business of producing cost-effective devices for the health care industry which are predominantly proprietary, disposable and for hospital use. Success depends on
1) recognizing needs of clinicians and patients, 2) rapidly designing or acquiring economical solutions which gain regulatory approval, 3) reliably producing products that meet those clinical needs, and then 4) selling through:

 a) UM's own direct channels into markets where the Company enjoys an established reputation and has a critical mass of sales and support resources, or
 b) establishing relationships with other medical companies that have the proper resources to effectively introduce and support the Company's products.

 UM's success in rapidly producing solutions comes from its proven ability to integrate a number of engineering and technical disciplines in electronics,
software, mechanical packaging, instrumentation, optics and materials.   The
resulting proprietary products represent significant incremental improvements over existing clinical techniques. UM's experience is that, in the case of labor-saving devices, the improvement in cost-effectiveness of clinical procedures also leads to an improvement in overall health care including lower risk of complications. UM markets a broad range of medical devices used in the critical care areas, especially the neonatal intensive care unit (NICU), and the labor and delivery (L&D) department in hospitals, as well as products sold to outpatient clinics and physician's offices.

 The opportunity to apply solutions to recognized needs results from an excellent core of practicing clinicians who feed ideas to the Company, and key employees who are both clinical applications savvy and development engineering adept.

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

 Negative factors that may adversely impact future performance include managed care reforms or hospital group buying decisions that may limit physicians' ability to choose certain products or procedures, innovative new products introduced by other companies that displace UM's products, regulatory approval delays, changes in the Company's relationships with its distribution partners, and loss of key personnel.

 UM was formed as a Utah corporation in 1978. In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary located in Ireland, was formed to establish an international manufacturing capability. In 1997, UM purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in manufacturing and marketing vacuum-assisted obstetrical delivery systems. In July, 1998 UM acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc. UM publicly raised equity capital only one time in 1982. After trading on the NASDAQ for 14 years, UM's stock was listed on the NYSE on December 26, 1996 in conjunction with start of operations in Ireland. The Company's corporate offices are located at 7043 South 300 West, Midvale, Utah 84047 USA. The corporate telephone number is (801) 566-1200. European operations are located at Garrycastle Industrial Estate, Athlone, County Westmeath, Ireland. The telephone number in Ireland is (902) 73932. CMI's mailing address is P.O. Box 1530, Redmond, Oregon 97756. The phone number in Oregon is (541) 548-7738.


PRODUCTS


Labor and Delivery/ Obstetrics:

Fetal Monitoring Accessories.

 About 60% of births are considered "higher risk" due to lack of prenatal care, among other factors. In many of these births, labor may become complicated and does not progress normally. The obstetrician must assess progression of labor to be able to intervene with drug therapy, infuse a solution to augment amniotic fluid, or ultimately if necessary, perform a Caesarean section procedure, and be prepared for complications following childbirth. UM markets disposable electrodes, catheters and accessories, but not the monitors, the electronic capital equipment that process the signals. In addition to products already offered, UM intends to continue to investigate and introduce tools that enhance fetal monitoring techniques, a core area of product development.

 To assist the physician in assessing fetal well-being, changes in fetal heart rate (FHR) in conjunction with trends in intrauterine pressure are often electronically monitored. UM's intrauterine pressure (IUP) catheter product line provides for clinician choices from a traditional fluid-filled system to INTRAN7 PLUS, the most widely accepted sensor-tipped system. In addition, adjunct FHR electrodes, leg plates, belly bands and chart paper are offered by UM to complete a package of fetal monitoring supplies. UM's IUP catheters include:

- IUP-075 and UM's other custom fluid-filled catheter kits utilize a saline-filled catheter that is placed within the uterine cavity, connected to a separate external reusable or disposable transducer. This product package, utilizing double lumen catheters, was the traditional mode of intrauterine monitoring prior to the introduction of INTRAN. An intrauterine pressure change is transmitted through the fluid column to the external pressure transducer.

- Introduced in 1987, INTRAN was the first intrauterine pressure catheter that placed the pressure transducer at the source within the uterine cavity.
   This design eliminated the complicated setup of fluid-filled systems and provided more accurate pressure waveforms. INTRAN I was discontinued in 1995 in favor of the more widely preferred INTRAN PLUS, also covered by UM's original INTRAN patent.

- INTRAN PLUS was introduced in 1991. The INTRAN PLUS catheter combines the transducer tip concept of INTRAN I with a refined tip design, a zero switch that allows the clinician to verify the reference of the monitor, and a dedicated amnio lumen which provides immediate access to the amniotic fluid environment which may be essential in the diagnosis and intervention of certain fetal conditions. In 1996, an enhancement which allows physicians to observe amniotic fluid in a closed system was added to INTRAN PLUS. In 1997, UM introduced several variations to address user preferences in tip size and zero switch location.

Vacuum-Assisted Delivery Tools.
 UM's 1997 purchase of CMI included the patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UM believes are the safest products available for use in vacuum-assisted operative deliveries. Operative vaginal deliveries provide knowledgeable physicians with an alternative to C-section intervention. Although there are risks associated with operative vaginal deliveries which represent about 15% of all U.S. hospital births, the procedures are generally regarded as safer for the mother, and at least as safe for the fetus, as abdominal (cesarean) delivery in comparable clinical situations. In operative vaginal deliveries, either forceps or a vacuum-assisted extraction system are used to deliver a baby. UM estimates that the preferred vacuum-assisted delivery approach is used for about 8-10% of all U.S. births, and will continue to improve on its share versus forceps. UM's patented bell-shaped soft silicone TENDER TOUCH(r) cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System.

 In May 1998, the FDA issued an advisory which warned of increases in reported injuries in the use of VADS. The advisory appears to have caused a slow-down in usage as hospitals evaluated their protocols. UM responded by providing additional written instructions for use to all its users, and offering assistance in training. In September 1998, The American College of Obstetricians and Gynecologists issued a formal Committee Opinion that strongly recommended continued use of VADS, when used by appropriately trained physicians. UM's patented soft silicone cup is unique in the industry.

Other Obstetrical Tools
 MUC-X is a meconium aspiration device used immediately after birth to clear neonatal respiratory passages and reduce exposure to potential infections. AROM-COT(tm) is a finger cover, with patent pending, designed to rupture maternal membranes with less patient pain and anxiety. CORDGUARD(r) is a patented product which unifies the multiple steps of clamping the neonate's cord close to the umbilicus, severing the cord without splattering blood, drawing a clean cord blood sample, and assisting in the removal of the placenta. CORDGUARD's sharpless, closed system reduces the risk of exposure to potentially infected blood, and consequently reduces the high cost of exposure treatment under OSHA and CDC guidelines. In addition, CORDGUARD facilitates obtaining neonatal blood that is otherwise hard to obtain safely and cleanly. The UMBILICUP(tm) System allows larger volume umbilical cord blood collection without the use of needles.

Neonatal Intensive Care:
DISPOSA-HOOD(tm)
 The DISPOSA-HOOD is an infant oxygen hood that is used in the NICU to administer oxygen to neonates while maintaining a neutral thermal environment critical to proper physiologic responses. The Disposa-Hood, placed over the infant's head, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head. The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head and provides optimum flows for elimination of CO2 (carbon dioxide) by ventilation. Because it is a disposable product, it allows for excellent visualization of the sick infant and prevents cross-contamination.

DELTRAN(r) PLUS
 UM's patented DELTRAN blood pressure monitoring system, the source of over $100 million in past UM sales to Baxter over the nine year period of 1988-1996, has been adapted specifically for use in the NICU. The new closed system reduces the risk of infection and avoids the loss of scarce blood volume by returning all blood to the neonate. The system features excellent visualization of clearing volume and one-handed use.

GESCO(r)
 In the third quarter of 1998, UM acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc. The acquisition provides for continued growth in UM's critical mass of products directed to special hospital areas which allow practitioners flexibility to select products based on their value in achieving optimal clinical outcomes, rather than on negotiated commodity contracts designed to minimize short term hospital supplies expense.

 Gesco's past reputation for focusing on the special needs of the NICU and delivering high quality solutions, in harmony with UM's objective of providing products that offer the best chance for a good patient outcome, add extra value to the acquisition of its product line. Gesco's first significant product, HEMO-NATE(r), is a patented disposable filter designed to remove microaggregates from stored blood prior to transfusion into a neonate where any deficiency can have an overwhelmingly negative impact on a neonate's chances for survival, given an under-developed vasculature and small total blood volume.

 A class of catheters called umbilical vessel catheters (UVC's) are specially designed for administering vital medications and fluids immediately following birth through the infant's umbilical vessel into the inferior vena cava.
Because of the neonate's small size and lack of vascular development, there is no better access to vital organs. The catheters are also called umbilical artery catheters (UAC's) when placed in one of the umbilical arteries to measure blood pressure or monitor metabolic processes through blood analysis. In developing its UMBILI-CATH(r) product line, Gesco pioneered the use of softer, more biocompatible silicone catheters, helping to reduce the number of insertions required as well as other complications associated with invasive applications. Gesco was attentive to product features that were distinct to neonates, e.g. in the case of invasive catheters, the introducer, the soft rounded distal tip, mode of securing to patient after insertion to avoid migration, luer locking hub with minimal dead space, number of lumens, catheter radiopaque striping for visualization, variations in catheter lengths and diameters and special packaging. In addition, Gesco provides a convenient catheterization procedure tray of implements and supplies necessary to place UVC catheters, as well as perform other similar procedures.

 The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters, and chest drainage tubes. Gesco developed all of these neonatal products under the names PER-Q-CATH(r), NUTRI-CATH(tm), URI-CATH(tm) and THORA-CATH(tm), respectively.
UM has an exclusive distribution agreement with Bard for the only Gesco neonatal product which was not purchased by UM, the PER-Q-CATH PICC.

 Other Gesco specialty products acquired by UM include a disposable peritoneal dialysis set that is a pre-assembled, sterile, closed system, called DIALY-NAT(tm); a patented silicone oral protection device used to prevent palatal soft tissue injury by orotracheal tubes, called PALA-NATE(tm); and a lumbar puncture kit used for obtaining spinal fluid samples, called MYELO-NAT(tm).

 Combining the Gesco products with UM's other proprietary products, DISPOSA-HOOD and DELTRAN-PLUS, allows UM to claim the most complete armamentarium of NICU speciality products of any company in the medical device industry.

Gynecology /Urology /Electrosurgery:

LETZ(r) System
 The LETZ System is comprised of electrosurgical equipment, electrodes and supplies used to treat cervical intraepithelial neoplasia (CIN) and other lower genital tract lesions related to human papilloma virus (HPV) infections. The electrosurgical excision procedure with hemostasis has widely replaced cold knife scalpel, laser and cryotherapy procedural approaches because it is economical, safe, effective, quick and easy to perform, has fewer potential side effects, and requires little physician training. Most importantly, in contrast to laser and cryotherapy (freezing of tissue), LETZ provides a tissue specimen for a pathological assessment. The LETZ procedure may be performed using local anesthesia in a physician's office, eliminating the time and expense of hospital or surgical center admittance. UM's system includes patented Prendiville disposable loop electrodes, the patented FINESSE electrosurgical generator, and other miscellaneous components. The FINESSE electrosurgical generator is the only generator on the market that contains an integral smoke evacuator, required to filter smoke and vapors which contain potentially hazardous particulate material produced during electrosurgery. The disposable loop electrode used to excise the tissue specimen is a pencil-like tube with a thin tungsten wire loop attached. The loop is available in varying sizes and includes a Safe-T-Gauge(r) that can be positioned so the physician can accurately colposcopically monitor the amount of tissue being excised.

FINESSE(r) Generator; Specialty Loop, Ball, and Needle Electrodes; FILTRESSE(r) Evacuator; Other Specialty Electrodes; Other Supplies and Gynecologic Tools
 UM has FDA clearance to market its electrosurgical system in general surgery applications, including dermatology. FILTRESSE, a stand-alone surgical smoke filtration system which combines high filtration efficiency, low cost and convenient use was introduced in 1997. UM continues to develop and introduce
specialty tools for specific electrosurgical procedures.   In 1998, the Company
introduced a special conization electrode for deep endocervical disease called C-LETZ, with patent pending, designed to limit the removal of healthy tissue that might compromise adequate cervical function. Other tools include disposable electrosurgical pens, dispersive pads, speculums, retractors, and forceps.

EPITOME(r)
 A patented electrosurgical scalpel which delivers precise performance in incision and excision was introduced in 1996. With the recent completion of an independent study concluding that the Epitome(r) scalpel provides a significant improvement over older devices in wound healing and patient comfort, UM looks to improve sales of its electrosurgical electrodes in 1999. Epitome allows a rapid incision without countertraction, yielding limited morbidity, less post-surgical
pain and cosmetically superior results.   Where minimization of thermal tissue
injury is desired, Epitome offers significant advantages while achieving desired hemostasis. A bendable version of EPITOME with a smaller active electrode was introduced in early 1998. Designed to significantly reduce the chance of tissue burns due to inadvertent electrode contact and where a smaller, bent scalpel tip is needed, the bendable EPITOME should be of particular value, e.g., to thoracic surgeons in harvesting the internal mammary artery during coronary artery bypass surgery, as well as to otolaryngologists for tonsillectomies. Marketing UM's group of specialty electrosurgery products requires multiple sales call points and extensive clinical training and familiarization time with users, among other challenges, resulting in UM's projection of a continued slow adoption growth rate.

LIBERTY(r) System
 LIBERTY, a device for the conservative treatment and effective control of urinary incontinence in women, was released for marketing by the FDA in 1995. LIBERTY consists of a battery operated electrical stimulation unit and an intravaginal electrode probe. This physiotherapy technique, which can be done in the privacy of the home, involves passive strengthening of the periurethral muscles. Pulsed, low voltage, high frequency current is applied primarily to the pudendal neuromuscular tissue causing the pelvic area muscles to contract, leading to better muscle tone. Because electrical stimulation has no known adverse side effects, Liberty provides women suffering from mild to moderate incontinence an effective, lower cost and lower risk alternative to more traumatic treatments such as surgery and drug therapy. In 1998, UM's sales of Liberty were up 72% compared to the prior year as more patients learned about the device and decided to try it. UM believes that Liberty is the easiest-to-use, most cost effective incontinence treatment available that yields a therapeutic effect, not just a cover-up.

PATHFINDER PLUS(tm)
 As part of Columbia Medical Inc., UM acquired an endoscopic irrigation device that allows a surgeon to precisely irrigate with the same hand that controls the endoscope, eliminating the need for a separate assistant to irrigate without visualization. UM is marketing the device through independent manufacturers' representatives who sell primarily to urologists. Other urology tools include stone baskets.

Tools for Gynecologic Laparoscopy
 LUMIN(r) is a patented tool developed by UM for reliably and safely manipulating the uterus in gynecological laparoscopic procedures. The product was released for marketing by the FDA in 1995. LUMIN combines the strength, range of motion and versatility of the higher end reusable instruments with the lower cost and cleanliness of the cheaper disposable instruments presently on the market, while at the same time reducing the number of tools needed to move and secure the uterus. A number of the tools listed above in other categories are also useful in laparoscopic procedures.

Blood Pressure Monitoring:

DELTRAN(r) Disposable Pressure Transducer
 In pressure monitoring, a transducer is used to convert physiological (mechanical) pressure into an electrical signal that is displayed on electronic monitoring equipment. UM developed, patented and is now distributing its disposable transducer as a stand-alone product, and as a component in sterile blood pressure monitoring kits through direct representatives and other medical companies in the U.S., as well as independent distributors and other medical companies internationally.

 Although other large medical companies manufacture disposable pressure transducers ("DPTs") under rights to UM's technology, the Company believes that the Deltran DPT which it developed remains the standard in terms of reliability and ease of use. UM has an automated assembly line which allows UM to effectively compete with the largest suppliers on the basis of consistent quality with low manufacturing costs. Introduced in 1998, DELTRAN PLUS may provide the easiest to use and most secure method of blood sampling currently available.

Pressure Monitoring Accessories and Components
 Components included in blood pressure monitoring kit configurations include flush devices, stopcocks, fluid administration sets, caps, pressure tubing, interface cables and organizers. The Company sells similar components designed for other medical companies which incorporate UM's proprietary technologies. DELTA-CAL(tm) is a calibration device used to check proper functioning of an arterial pressure system. In addition, UM sells plastic molded parts on a subcontract basis to a number of medical and non-medical companies. UM believes that this practice helps better utilize its investment in fixed plant and equipment.


MARKETING


 UM competes in the marketplace on the basis of its proprietary value-added technologies and cost effective solutions. Its future success will depend upon its ability to innovate and introduce new products into specialized market niches consistent with cost control pressures under a changing health care environment. Speed is a critical success factor in that future performance depends on UM's ability to innovate, develop, test and commercialize new products faster than other medical device companies who possess significantly more resources than UM. With new products that are unique, the Company must be prepared for providing independent clinical evidence of efficacy, as well as extensive user training and support.

 Although the market potential for each of UM's individual products is generally small because of the Company's niche orientation, in the aggregate, the sales potential for all of UM's products exceeds $1 billion annually. Enhancing its reputation for providing solutions to hospital areas which are considered separate and highly special is critical to the implementation of UM's strategy. UM has been able to differentiate itself independent from the commodity contract pressures dominating other hospital medical products suppliers for three reasons. First, because of the relatively high sensitivity for quality care in the specialty areas of the NICU and L&D and UM's patented products, UM can often communicate directly with clinical decision-makers rather than administrative gatekeepers. Second, because of the relatively low total dollar volume associated with UM's products compared to products used in other areas in the hospital, UM can often slip under the fallout rate accepted in contracts with the large hospital commodities suppliers. Last, there is a significant amount of goodwill associated over the years with product names manufactured by Utah Medical Products, Columbia Medical and Gesco, all now part of UM, among knowledgeable clinicians that gives momentum to their continued use.

DISTRIBUTION


 Another important success factor in a changing health care industry is "access" to customers. In particular, the U.S. hospital supplier environment has been consolidating as a result of group purchasing decisions and product bundling by large suppliers with diverse product lines. The number of channels and length of time required in evaluating new products for use in hospitals has grown dramatically in recent years. As a potential negative factor to future performance, as UM introduces new products, it may find itself excluded from certain customers because of the existence of supply agreements unrelated to safety and efficacy of products. UM may also be unable to establish viable relationships with other medical companies who have the access to users but lack an interest in a different approach.

 Historically, UM has sold its products, especially those relating to critical care, through independent distributors and other medical companies in both domestic and international markets. However, since 1991, the Company has developed a more focused direct sales organization in the United States with specialized distributors and its own directly employed sales force. The network of direct representatives and specialty distributors is employed to concentrate on select market applications for UM products and to provide proper customer training and support. In March 1999, the U.S. direct sales force consisted of 32 territory representatives and sales managers. Through the use of clinical education programs, the direct sales force positions UM to gain market leadership with solutions to clinical problems. Through its relationships with physicians, UM is diversifying its product applications in obstetrics and gynecological procedures which are trending toward outpatient clinics and physician offices. Four years ago, independent distributors in the U.S. represented more than half of UM's direct domestic Ob/Gyn business. In 1999, UM expects that U.S. distributors will represent less than 10% of its domestic business.

 The Company also sells products into commodity markets, or for applications which do not generate enough business to justify a direct selling effort, directly to other medical companies. Additionally, the Company sells component parts to medical companies for use in their product lines. This effort is simply an optimal utilization of manufacturing resources that are otherwise needed for UM's primary business, and does not compete with or dilute UM's distribution and marketing programs.

 Internationally, the Company sells its products through about 60 regional distributors and through about 20 OEMs (other medical manufacturers).

RESEARCH AND NEW PRODUCT DEVELOPMENT


 New product development is a key to UM's growth plans. Product development takes three fundamental forms, which are interrelated: 1) improvements, enhancements and extensions of current product lines in response to clinical needs or clinician requests, 2) invention of devices that allow significantly different methods of performing medical procedures, representing a quantum improvement in safety, efficacy and/or cost of care, and 3) acquisitions of products from others.

 During 1998, in addition to the amortization of goodwill expense of $433 (in thousands), or 1.6% of sales, associated with the acquisitions of new product lines in 1997 and 1998, the Company spent $946 on internal product development activities, or 3.4% of sales, a combined total of 5.0% of sales. New product development expenses and amortization of goodwill expenses were $958 and $148, respectively in 1997 (combined 4.6% of sales) and $1,387 and zero, respectively in 1996 (3.6% of sales). Amortization of goodwill expenses and R&D expenses combined are expected to continue in the range of 5% of sales in 1999. Internal R&D will be limited more by the Company's ability to process new ideas, as well as organize and integrate the speciality skills necessary to develop innovative products, than by the availability of funds or new product ideas.

 UM's current product development projects are in four areas of focus: 1) obstetrics/ fetal monitoring, 2) neonatal intensive care, 3) female incontinence management, and 4) specialized procedures for the assessment and treatment of cervical/uterine disease. UM has filed, had issued, or acquired 24 patents in the last five years.

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

EMPLOYEES


 At December 31, 1998, the Company had 258 employees, 18 of which are located in Oregon, and 28 in Ireland. The Company's continued success will depend to a large extent upon its ability to retain skilled employees. No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which creative and high achieving people want to work.

 To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers that limit their ability to contribute to UM's programs. All professional employees sign a confidentiality and non-compete agreement as a condition of employment, and as consideration for receipt of stock option awards and participation in the management bonus program. None of the Company's employees is represented by labor unions or other collective bargaining groups. All employees participate in performance-based bonus programs.

PATENTS AND TECHNOLOGY LICENSES

 The Company owns or exclusively licenses forty-eight unexpired patents and patents pending, and is the licensee of certain other technology. There can be no assurance, however, that patents will be issued with respect to the pending applications or that the issued patents can be successfully defended.

 The ability of the Company to achieve critical mass in the marketplace depends in large part on the protection afforded by its patents. In cases where competitors introduce products that may infringe on UM's technology, the Company has an obligation to its shareholders to defend its intangible property. Although the cost of patent litigation reduces the Company's current performance, a successful defense of a core market franchise as represented by INTRAN, for example, may potentially represent many orders of magnitude of return in shareholder value. In addition, UM's practice of aggressively pursuing those who infringe its patents tends to discourage others from unfairly using UM's innovations. Patent infringement lawsuits are currently pending against two companies which UM believes have infringed certain INTRAN patents.

 As a matter of policy, UM has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UM proprietary product ideas. During 1998, royalty expenses were (in thousands) $118. Royalties are included in cost of goods sold.

 Also as a matter of policy, UM licenses its proprietary technology to others in circumstances where licensing does not directly compete with UM's own marketing initiatives. During 1998, the Company received (in thousands) $678 in royalty income, compared to $732 in 1997, and $703 in 1996. In 1998, UM recorded an additional $447 in net other non-operating income associated with unusual payments for use of its technology. The non-operating income has been a material portion of UM's past earnings, and therefore future improved performance also depends on the performance of other companies who license UM's technology.

GOVERNMENT REGULATION

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

 All manufacturers of medical devices must register with the FDA and list all medical devices produced by them. The listing must be updated annually. In addition, prior to commercial distribution of devices for human use, a manufacturer must file a notice with the FDA, setting forth certain information regarding the safety and efficacy of the device that is acceptable in content to the FDA.

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

 In 1994, UM received certification of its quality system under the ISO 9001/EN 46001 standards ("ISO" stands for "International Organization of Standardization"). EN 46001 is the European Community's effort to harmonize different national regulatory requirements for the development, sale, and manufacture of medical products. Because the ISO standards are in perpetual modification, UM remains on a continuous periodic audit schedule by its independent notified body in order to stay abreast of international regulatory standards. In early 1997, UM received ISO 9001/EN 46001 certification for its Ireland facility. UM has now received formal product certification allowing the use of the CE Mark (demonstrates proof of compliance with the European Community's product standards) for essentially all of its products.

SOURCES AND AVAILABILITY OF RAW MATERIALS

 Most of the components which the Company purchases from various vendors are readily available from a number of sources. Alternate sourcing of various components is continually underway. Vendors are qualified by Corporate Quality Assurance. The Company has a vendor quality monitoring program that routinely checks all incoming material.

EXPORTS

 Revenues from foreign customers, excluding sales internationally through Baxter, in 1998 were (in thousands) $4,732 (17% of total sales), as compared to $5,009 (21% of total sales) in 1997, and $4,804 (12% of total sales) in 1996.
Blood pressure monitoring products represented 79% of international sales in 1998, compared to 84% in 1997 and 83% in 1996. Ob/Gyn and neonatal product foreign sales were $1,002 in 1998, compared to $799 in 1997 and $839 in 1996.

 UM sees the international marketplace as one of the most important elements of
its growth strategy.   UM is keenly aware that not only are international
markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used. In 1996, UM completed a new manufacturing facility in Athlone, Ireland. The facility offers a number of advantages: 1) from a marketing point of view, faster response to European Union customers, including a better understanding of customized needs, less costly distribution and duty-free access to over 350 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity at existing U.S. facilities.

BACKLOG

 As a marketer of primarily disposable products, the nature of UM's business necessitates being very responsive to customer orders and delivering products quickly. Thus an objective of UM is to minimize its shippable backlog. Backlog shippable in less than 60 days as of January 1, 1999 was approximately $0.6 million compared to $0.6 million as of January 1, 1998.


SEASONAL ASPECTS

 The Company's business is generally not affected by seasonal factors.

PRODUCT LIABILITY RISK MANAGEMENT

 No product liability lawsuits involving a significant injury have been filed against the Company for any of its products in the past seven years. The risk of product liability lawsuits is a negative factor in UM's business because UM's products are frequently used in inherently life threatening situations to help physicians achieve a more positive outcome than what might otherwise be the case. Although UM's products are proven to be safe and efficacious over millions of uses, positive outcomes cannot always occur in the situations where UM's products are needed. In litigious cultures (such as the U.S.) which are often driven by attorneys looking for contingency fee windfalls, patients may look at manufacturers of excellent medical products as possible scapegoats. In any lawsuit against a company where an individual plaintiff suffers a permanent physical injury, a small probability of a large award always exists whether or not a causal relationship exists. UM is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its future defense should any lawsuits be filed. The strength of UM's balance sheet may be an inducement for some attorneys to file a claim against UM.

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

ITEM 2 - PROPERTIES

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

 UM is a vertically-integrated manufacturing company. Capabilities include a machine shop for mold-making and building assembly tools and fixtures; plastics-forming including thermoplastic forming, injection molding and extrusion; sensor production; assembly of mechanical, electrical and electronic components; testing; and advanced packaging in clean room conditions. Facilities also include an R&D lab, communications and information systems networked real time internationally, and administrative offices.

ITEM 3 - LEGAL PROCEEDINGS

 The Company may be a party from time to time in ordinary routine litigation incidental to its business. The outcomes of lawsuits which are currently pending are not projected to have a materially adverse effect on UM's financial condition or results of operations.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                    PART II.


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.
 UM's common stock began trading on the New York Stock Exchange (symbol: UM) on December 26, 1996. It previously traded on the National Market System of the National Association of Securities Dealers Automated Quotation System (symbol
UTMD). The following table sets forth the high and low sales price information as reported by NASDAQ and NYSE for the periods indicated:

                                     1998                1997
                               ---------------     --------------
                               High        Low      High      Low


 1st Quarter                $  8.25     $ 6.50      $ 13    $10.00
 2nd Quarter                   8.00       6.75       113      6.00
 3rd Quarter                   7.00       5.00     10.25      7.00
 4th Quarter                   7.25       5.00      9.00      6.75

Stockholders.
 The approximate number of beneficial stockholders of UM's common stock as of March 12, 1999 was 6,500.

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



ITEM 6 - SELECTED FINANCIAL DATA.
 (in thousands, except per share data)


                                    Years Ended December 31
                      -------------------------------------------------------
                      1998        1997         1996         1995         1994


Net Sales          $27,677     $24,272      $38,673      $42,038      $39,645
Net Income           4,858       4,322        8,754        8,354        7,109
Diluted Earnings
 Per Share             .59         .51          .93          .83          .68

Total Assets        31,968      31,459       28,916       33,330       27,365
Long-term Debt       3,098       5,571         None         None         None
Cash Dividends
Per Common Share      None        None         None         None         None



                              Quarterly Data for 1998
                       --------------------------------------
                         First     Second   Third     Fourth
                        Quarter   Quarter   Quarter   Quarter
                       --------  ---------  --------  -------

 Net Sales              $6,375     $6,786    $7,150    $7,366
 Gross Profit            3,188      3,420     3,720     3,846
 Net Income              1,159      1,127     1,290     1,282
 Earnings Per Share
  - Diluted                .14        .14       .16       .16


                             Quarterly Data for 1997
                       --------------------------------------
                         First     Second   Third     Fourth
                        Quarter   Quarter   Quarter   Quarter
                       --------  ---------  --------  -------

 Net Sales              $5,173     $5,101    $7,019    $6,979
 Gross Profit            2,708      2,671     3,679     3,549
 Net Income              1,040        895     1,153     1,233
 Earnings Per Share
  - Diluted                .12        .10       .14       .15



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following comments should be read in conjunction with accompanying financial statements. Dollar amounts are in thousands, except per-share amounts and where noted.

Productivity of Assets and Working Capital.

 a) Assets. Total UM asset turns (ratio of sales to total assets) improved in 1998 because sales increased 14% while average total assets increased only 2% from the prior year. Year-ending total assets were slightly higher because of the $2,869 increase in net intangible assets from the 3Q acquisition of the Gesco neonatal product line of CR Bard, which exceeded offsetting substantial reductions in inventory and net property, plant and equipment assets (PP&E). 1998 year-end net intangible assets represent 28% of total assets. Excluding the possibility of new intangible assets from 1999 acquisitions, total asset productivity should continue to improve in 1999 because sales are projected to grow while working capital remains about the same and net PP&E assets decline as depreciation exceeds the rate of new purchases.

 1998 net (after accumulated depreciation) PP&E in Utah and Oregon decreased $859, while in Ireland remained about the same in U.S. dollar terms, as a strengthening dollar offset depreciation. Consolidated PP&E asset turns improved to 2.2 based on year-ending balances. Productivity of PP&E in 1999 should continue to increase since sales are expected to increase, and net PP&E decrease, as consolidated new capital expenditures are expected to be less than one-half of 1999 depreciation.

 Inventory turns increased in 1998 due to higher sales together with 30% lower inventory at year-end. Lower inventory balances resulted from UM using inventories previously accumulated in its business changes in 1997. Average inventories of $4,920 in 1998 compared to $5,271 in 1997 and $4,014 in 1996 do not properly reflect the improvements made, since the year-ending 1998 balance was $872 less than the 1998 average, and considering that $635 in inventories were acquired in July 1998 as part of the Gesco acquisition. Inventory turns in 1999 will increase substantially if average inventories for the year remain near 1998 ending levels, and sales increase as expected. The 1998 year-ending accounts receivable (A/R) balances declined about 3% despite 14% higher sales activity for the year. Calculated days in receivables improved to 50, based on 4Q 1998 shipments' activity. Despite average aging declining favorably to 50 days in 1998 compared to 54 days in 1997 (4th quarter base), aged A/R over 90 days from invoice date increased to about 9% of total accounts receivable at 1998 year end. The increase in the older receivables balance is due to one delinquent distributor in the Far East, and two distributors in the U.S. which were terminated at the end of 1998. UM projects that these older accounts will be collected without a material write-off.

 The working capital decline of  $1,161 in 1998 was primarily the result of a
reduction in inventories.   Through its excellent profitability, UM expects to
internally finance any working capital growth that is needed to support growth in sales activity.

 b)  Liabilities.  In 1998, UM's total debt ratio dropped to less than 19% of
total assets from 28% at the end of 1997.   In addition to current liabilities
associated with current production and sales activity, UM has a few lease obligations (see Note 6 on page F-15) and an unsecured line-of-credit. The balance of the revolving line of credit declined $2,473 in 1998, even though UM acquired Gesco for $4,188 in cash and paid $1,686 to repurchase its stock in the open market. In 1999, if no new significant acquisitions or repurchases of shares are made, the remaining revolving line of credit balance can be eliminated.

Results of Operations.

 a) Revenues. Annual consolidated revenues were up 14% in 1998. On a quarter-to-previous-year's quarter basis, consolidated 1998 revenues were up 23%, 33%, 2% and 6%, respectively.

 UM divides its sales channels in the U.S. into "direct sales" which are sales to end user customers through UM's direct sales force, independent commissioned sales representatives, and specialty distributors, and "OEM sales" which are sales to other medical device companies where products are resold as part of a component of a kit or a repackaged stand-alone product. In 1998, U.S. direct sales represented 74% of global consolidated sales compared to 68% in 1997 and 55% in 1996. In the U.S. only, direct sales represented 89% of 1998 sales compared to 86% in 1997 and 73% in 1996. U.S. direct sales grew 25% relative to the prior year. As a percentage of total U.S. sales, OEM sales represented 11% of 1998 sales, compared to 14% in 1997 and 27% in 1996. U.S. OEM sales excluding sales to Baxter grew 18% in 1998.

 Foreign sales were $4,732 in 1998 compared to $5,218 in 1997 and $9,739 in 1996. Foreign sales in 1998 were 17% of global consolidated sales compared to 21% in 1997 and 25% in 1996. The downward trend is due to the loss of foreign sales to Baxter, and a slow year in 1998 for sales of blood pressure monitoring
(BPM) products, particularly in the Far East. Foreign sales of BPM products were down 11% relative to the prior year, excluding sales to Baxter.

 Historically, practically all international sales have been BPM products. Ireland operations shipped 62% of foreign sales in 1998, compared with 39% in 1997 and none in 1996. Although still a small sales base in 1998, foreign sales of Ob/Gyn and neonatal products increased 25%, surpassing $1 million for the first time. Ob/Gyn and neonatal product sales were 21% of 1998 foreign sales, compared to 15% in 1997 and 9% in 1996.

 Following the acquisition of the Gesco neonatal product line from CR Bard, UM divides its sales into four product-line categories: 1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for improving clinician safety and for ease in performing delivery procedures; 2) gynecology/electrosurgery/urology, comprised of tools for gynecological office/clinician practices, including LETZ, endometrial sampling, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools; 3) neonatal, comprised of devices for gaining vascular access, administering vital fluids, maintaining a neutral thermal environment, and other specialized tools used in the care of critically-ill infants; and 4) blood pressure monitoring/accessories/other, comprised of specialized tools for invasively monitoring blood pressure on a continuous basis with pressure transducer systems, along with products sold on an OEM basis to other companies. In these four areas, UM's primary revenue contributors generally enjoy a dominant market share and typically have important product features protected by patents.

 Sales in the obstetrics product category increased 24% in 1998 and represented 53% of total sales. Obstetrics sales were $14,635 in 1998, compared to $11,822 in 1997 and $15,802 in 1996. Direct sales of the market-leading IUP catheter, INTRAN(r) Plus, grew 18% as users that had previously switched to cheaper competing products in 1997 returned to Intran, the most reliable product on the market. Sales of vacuum-assisted delivery systems (VADS) increased 81% in 1998, only because UM sold those products for the full year in 1998 compared to one-half year in 1997 after the CMI acquisition. In May 1998, the FDA issued an advisory which warned of increases in reported injuries in the use of VADS. The advisory appears to have caused a slow-down in usage as hospitals evaluated their protocols. UM responded by providing additional written instructions for use to all its users, and offering assistance in training. In September 1998, The American College of Obstetricians and Gynecologists issued a formal Committee Opinion that strongly recommended continued use of VADS, when used by appropriately trained physicians. UM projects that demand for its VADS products, accepted by many physicians as the safest available, will increase again in 1999. UM's patented soft silicone cup is unique in the industry. Gynecology/electrosurgery/urology product sales grew 8% in 1998, and represented 15% of total revenues. Sales in this category were $4,174 in 1998, compared to $3,859 in 1997 and $3,534 in 1996. Several products contributed to sales growth, including Liberty(tm), Pathfinder(r), and C-LETZ contoured electrodes. With the recent completion of an independent study concluding that UM's patented Epitome(tm) scalpel provides a significant improvement over older devices in wound healing and patient comfort, UM looks to improve sales of its electrosurgical electrodes in 1999. Marketing this group of products requires multiple sales call points and extensive clinical training and familiarization time with users, among other economic challenges, resulting in continued low adoption growth rates.

Neonatal sales have previously been included in UM's critical care product category, dominated by BPM product sales. In late July 1998, a significant initiative was the acquisition of the neonatal product line of Gesco International. Because of the significance of the renowned Gesco products, and their growth potential, UM now separates neonatal product sales and BPM product sales. Compared to 1997, UM's 1998 neonatal product sales grew 168%. Neonatal product sales were $1,899 in 1998, compared to $708 in 1997 and $794 in 1996. UM's growth in 1999 is expected to be primarily driven by the neonatal product line.

BPM and accessories sales represented 25% of consolidated 1998 sales, declining 12% from the prior year. Sales of BPM products in 1998 were $6,970, compared to $7,882 in 1997 and $18,542 in 1996. In this category, UM depends heavily on the marketing efforts of other medical device companies which have included Baxter (the OEM channel), both in the U.S. and overseas. Non-Baxter global OEM sales grew 2% in 1998. Global OEM sales in 1998 were 15% of total sales, compared to 20% in 1997 and 37% in 1996, confirming that UM is now depending less on the marketing efforts of other medical device companies.

 b) Gross profits. The average gross profit margin (GPM), the surplus remaining after subtracting costs of manufacturing products from net revenues, in 1998 was 51.2% compared to 51.9% in 1997 and 49.4% in 1996. UM management believes that achieving an average GPM above 50% is necessary to successfully cover the significant sales and marketing, research and development, and administrative expenses associated with a growth company in a highly complex and competitive marketplace. The improving long term average GPM trend is explained by observing that UM has become less dependent on lower margin OEM sales, has developed its own direct sales force to replace lower margin sales through distributors, and has reduced the percentage of its sales of low margin blood pressure monitoring products. In 1998, although UM achieved improvements in manufacturing overhead productivity as the result of higher sales, GPMs were slightly lower due to somewhat unfavorable direct materials consumption and lower BPM product pricing overseas. Less than optimal materials usage inherently goes with large reductions in inventory, as occurred in 1998.
Looking forward to 1999, offsetting influences are expected to result in GPM of about 52%. Expected favorable influences include continued growth in sales volume without significantly increasing overhead expenses, fewer distributors resulting in higher prices for the same unit volume, and a larger percentage of total sales from neonatal products. Unfavorable influences are expected to be continued competitive pressure on pricing and higher wage rates for employees.

 c) Operating Profit. Operating profit, or income from operations, is the surplus remaining after subtracting operating expenses from gross profits. Operating expenses are subdivided into sales, general and administrative expenses (SG&A) and research and development expenses (R&D). UM further divides SG&A into the two categories of sales and marketing expenses (S&M) and general and administrative expenses (G&A). In 1998, operating profits increased 19% to $6,623 from $5,559 in 1997, exceeding the 14% increase in sales over the same period. Operating profits in 1996, UM's most profitable year historically, were $11,809. Total operating expenses were 27.3% of sales in 1998 compared to 29.0% of sales in 1997, and 18.9% in 1996. UM expects to enjoy further operating leverage in 1999 as sales continue to grow.

 SG&A expenses in 1998 decreased to 23.9% of revenues from 25.1% of 1997 revenues, although in dollar terms SG&A expenses increased to $6,605 in 1998 from $6,089 in 1997. The G&A expenses portion increased to $2,720 in 1998 from $2,422 in 1997 due essentially to increased expenses from goodwill amortization
(GWA) associated with recent acquisitions. GWA was $433 in 1998, compared to $148 in 1997 and zero in 1996. Looking forward, GWA in 1999 will be $569, without consideration for additional acquisitions in 1999. Since the result of the acquisitions were marketable new products for UM, these expenses can be regarded as a surrogate to R&D expenses although they are captured in G&A.

 S&M expenses are the costs of promoting, selling and providing customer support of UM's products. Although sales and GPMs improve when sales are made through directly employed sales representatives in lieu of independent distributors or OEM customers, S&M operating expenses increase as an offset. Global sales in 1998 increased 14% while S&M expenses increased 6%, improving the productivity of S&M resources. The majority of UM's S&M expenses pertain to the U.S. "direct sales" portion of its business. U.S. direct sales increased 25% in 1998. In 1999, UM's S&M expenses to sales ratio is expected to continue to benefit from sales increasing faster than S&M expenses. At the end of 1998, UM terminated all of the former Gesco distributors and one additional U.S. distributor previously representing about 3% of domestic direct sales.

 R&D expenses in 1998 were 3.4% of sales compared to 3.9% of sales in 1997, and 3.6% in 1996. Although lower as a percentage of sales, 1998 R&D expenses in dollar terms were about the same as the prior year. The majority of expenses in 1998 were committed to UM's novel fetal pH monitoring program still under development. Other key 1998 projects, some of which are ongoing, included the development of the Fowler Endocurette, enhancements to both CMI VADS and Gesco neonatal product lines, a novel Prendiville contoured cervical biopsy electrode, and continuing improvements to Liberty, Deltran Plus and Cordguard. A number of important improvements in materials and configuration of components were also achieved which will reduce manufacturing costs and/or increase product quality. At UM, R&D resources are kept involved in the support of manufacturing processes, as UM finds it makes long term sense to keep its most technical people involved with products throughout their life cycles. UM expects to continue R&D expenses at approximately the same dollar level in 1999.

 d) Non-operating income. Non-operating income includes primarily royalties from licensing UM's technology to other companies, but also interest and capital gains from investing the Company's cash offset by interest expenses and bank fees on the revolving line of credit, and gains or losses from the sale of assets. Non-operating income in 1998 was $900, compared to $1,216 in 1997 and $1,834 in 1996. There were unusual payments received in all three years for the use of UM's pressure monitoring technology, which are subject to a confidentiality agreement. Those particular payments have now been concluded. Royalties received in 1998 were $54 less than in the prior year. In 1997, there was also a one-time $200 gain from the sale of a small property no longer used by the Company. Interest expenses and bank fees associated with the line of credit were $318 in 1998, $255 in 1997 and zero in 1996. Assuming no change in current interest rates and no new borrowing to finance an unusual capital requirement, 1999 net non-operating income is expected to be about $450. Royalties received vary from period to period depending on the desire and/or success of other companies in selling products licensed by UM.

 Earnings before income taxes (EBT) result from adding UM's non-operating income to its operating profits. 1998 EBT, as a percentage of sales, was 27.2% compared to 27.9% and 35.3% in 1997 and 1996, respectively. These profit margins are all extremely high when compared with similar firms in the medical device industry, or other industries. The resulting profit dollars are equivalent to profits generated by well-performing companies with twice or more the sales of UM. EBT in 1998 were up only 11% relative to the prior year, while sales were up 14%, because of the lower non-operating income in 1998. UM expects that it can continue its excellent profit performance in 1999.

 e) Net Income, EPS and ROE. Net Income is EBT minus income taxes. UM's Net Income expressed as a percentage of sales ranks in the top tier of all U.S. publicly-traded companies at 18%, 18% and 23% for 1998, 1997 and 1996, respectively. Net Income in 1998 was up 12%. After income taxes, 1998 Net Income was $4,858, compared to $4,322 in 1997 and $8,754 in 1996, UM's record year. The effective income tax rate in 1998 was 35.4% compared to 36.2% in 1997 and 35.8% in 1996. Year to year fluctuations in the tax rate have resulted from
1) the use of a foreign sales corporation, 2) differing balances in tax-exempt investments, 3) variations in the amount of exercised employee options which result in a tax benefit to the Company, 4) differences in distribution of state income taxes, 5) differences in profitability of the Ireland subsidiary which is taxed at a 10% rate on manufactured products, 6) changes in the amount of non-deductible goodwill expense resulting from a new acquisition, and 7) other factors such as R&D tax credits and actual litigation costs versus accrued expenses. The amortization of goodwill associated with the 1997 Columbia Medical, Inc. acquisition is not tax deductible.

 Earnings per Share (EPS) is Net Income divided by the number of shares of stock outstanding (diluted to take effect for stock options awarded which have exercise prices below the current market value). Diluted 1998 EPS were up 15% to $.59 compared to $.51 in 1997. 1996 EPS were $.93. 1998-ending weighted average number of diluted common shares (the number used to calculate diluted
EPS) (in thousands) were 8,273 compared to 8,495 and 9,452 shares in 1997 and 1996, respectively. Actual outstanding common shares as of December 31, 1998
were 8,046.   Future EPS can be increased by investing current Net Income to increase future net profits through expanded product offerings and profitable business operations, or by repurchasing stock, thereby reducing the number of outstanding shares. UM believes that shareholder value is improved primarily by consistently increasing EPS.

 Although UM's EPS increased 15% in 1998, the price of its stock decreased 4%. In contrast, the Dow Jones Industrial Average increased 16%, the S&P 500 Index increased 27%, the NASDAQ Composite Index increased 40%, and the MDDI Index of medical device companies increased 46%. Small cap companies were out of favor compared with the rest of the stock market in 1998. The ValueLine Index, a widely accepted indicator of broader market values, declined 4%. Historically, the progression of UM's stock price has followed closely with its institutional ownership. Percentage institutional ownership of UM at the end of 1998 was about 26% compared with institutional ownership of the S&P 500 of about 60%.

 Return On Shareholders' Equity (ROE) is the portion of net income retained by UM to internally finance its growth, divided by average accumulated shareholders' equity during the period. This ratio determines how fast the Company can afford to grow without any external financing that would dilute shareholder interests. For example, a 20% ROE will support 20% growth in revenues. Achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. ROE in 1998 was 20%, and has averaged over 30% for the last twelve years.

Cash Flows and Capital Resources.

 a) Cash flows. EBDIT (EBT, adjusted for non-cash depreciation and amortization expenses, asset dispositions, and interest expense and bank fees associated with the line of credit) is a good measure of UM's ability to generate cash. 1998 EBDIT was $10.3 million, up 25% from 1997, or as a ratio of sales, 37%. EBDIT has averaged 35% of sales over the last five years. The extraordinarily strong cash generation performance resulted from a combination of excellent operating earnings and receipt of payments for the use of UM's technology. Because of EBDIT performance, UM was able to simultaneously acquire the Gesco neonatal product line with a $4.2 million cash payment, purchase $0.5 million in new property and equipment to maintain its facilities, equipment and tooling in good working order, acquire $0.3 million in technology rights for new products in development, repurchase $1.7 million worth of its shares, and reduce its bank revolving line of credit balance by $2.5 million.

 Cash (and equivalent) balances were $1,367 at the end of 1998. UM effectively maintains zero-balance "sweep" cash account balances that minimize the line of credit balance, except for amounts held to meet operating requirements in Ireland and separate physical reserves set aside for litigation expenses and other contractual commitments where cash has been committed.

 Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $9,463 in 1998, compared to $4,978 in 1997 and $11,193 in 1996.

 Financing activities in 1998 used cash of $2,470 to reduce the line of credit balance. In addition, 267,300 shares of stock were repurchased at an average cost, including commissions, of $6.31/share, using $1,686 in cash. UM received $58 in cash from the sale of 8,000 shares of stock through an employee option exercise at a price of $7.25.

 In six years since the end of 1992, UM has invested $41.5 million in repurchasing 4.2 million of its common shares at an average price, including commissions, of $9.87 per share. During the same time span, UM received $2.7 million from the issuance of 0.4 million shares of stock at an average price of $6.79 per share from exercises of employee options. Ten times more shares were retired than were issued. In the four years prior to 1993 under prior management, UM received $1.3 million from the issuance of 0.8 million shares from employee options at an average price of $1.65 per share. During the same time span, UM repurchased 0.1 million shares at an average cost of $10.67 per share. Under previous management, 8 times more shares were issued than were repurchased, diluting shareholder interests while receiving only $1.65 per share.

 Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned 1999 capital expenditures, expected to be consistent in magnitude with 1998, will keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UM plans to use cash in 1999 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases while the price of the stock remains extremely undervalued, and, if available for a reasonable price, acquisitions that strategically fit UM's business and are accretive to performance. UM plans to use any cash not needed for the above pursuits during the remainder of 1999 to reduce the line of credit balance. However, the revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

Management's Outlook.

 There are three key points for shareholders to remember with regard to 1998 performance:

 1) All key measures of UM's performance in 1998 were positive, as a quick review of the accompanying financial statements will demonstrate;

 2) The major initiative for the year was the Gesco acquisition. UM successfully completed integration of manufacturing operations in Utah. The sales battle to retain the base of business is ongoing, given that the C.R.Bard distributor contracts acquired with the deal expired at the end of 1998; and

 3) UM continued to successfully defend its dominant obstetrical market position of its #1 product, INTRAN(r) Plus.

 In 1999, management expects to be able to build on the 1998 momentum. UM now has a focus in two special and independent areas of hospitals in the U.S., L&D departments and NICU's, where it can supply a robust line of well-accepted and differentiated specialty products. The success of the Gesco neonatal product line will be most responsible for UM's short term growth.

 UM's direct U.S. sales team has evolved following several years of investment and development into a key resource for achieving UM's objectives to help clarify clinician needs, to responsively provide excellent solutions for those needs, and to assure timely support for clinical customers' use of UM's solutions.

 Access to U.S. hospital customers is increasingly constrained by group purchasing decisions. To be successful in its marketing programs, UM must provide clinicians with the information they need to make important judgments about using certain products in obtaining optimal clinical outcomes, which include minimizing risk of complications. UM must also be able to provide support for physicians to explain those needs to hospital administrators who are primarily focused on reducing current operating costs. Being able to survive and prosper in an environment favoring a commodity marketing orientation which is contrary to UM's approach is the clearest manifestation of UM's competitive success. For example, UM's challenge is to demonstrate that all intrauterine pressure monitoring catheters used in high risk child births are NOT the same when it comes to risk of complications or adverse surprises.

 Where UM has a proprietary advantage, it must actively defend its existing patents from infringers and continue to develop new products representing a quantum improvement in care. It is management's hope that the fetal pH monitoring product, under development for the past five years, may become such a product. Although in 1998 UM did not achieve the technical milestones it targeted, it will continue to invest in the fetal pH project, which, if successful, would be a major company-defining event. In addition, UM hopes the Federal judicial process will allow a resolution of its two Intran IUPC patent infringement lawsuits in 1999.

 UM's growing number of gynecology practice tools are intended to leverage UM's reputation with physicians outside the hospital. The niche markets for which UM's gynecology/electro-surgery/urology products are targeted have proven to require many and varied marketing initiatives. They require individual user training together with clear evidence of improved outcomes. Sales of new products are growing slowly, but consistently. UM's financial strength and stability allows it to patiently investigate economic ways to increase the rate of adoption of its newer products. The Fowler Endocurette for uterine biopsies, delayed in 1998 by the FDA regulatory approval process, is an example of such a project. UM will continue to maintain a long-term perspective and seek to strengthen its disease management focus with physicians who it believes are ultimately responsible for their patients' well-being.

 Internationally, where UM must depend on the knowledge, focus, relationships and energy of independent distributors, management will continue to closely monitor performance and actively recruit needed new business partners. In 1999, UM expects its Ireland subsidiary, which shipped 62% of all foreign sales in 1998, to increasingly contribute to UM's excellent performance.

YEAR 2000
State of Readiness

 UM believes it will experience no material adverse consequences from the "Year 2000 (Y2K) Problem," and is taking appropriate actions to see that it is prepared in all of its operations globally. UM has developed a Y2K plan it is using to identify and solve potential Y2K problems.

 The Company has determined that all of the products it sells are Y2K compliant since none of them use or process dates in any form.

 A complete inventory of all known internal systems (both Information Technology and Non-IT), along with initial testing of those systems has been completed. These efforts show that most, but not all of the systems UM relies on to manufacture, test, assemble, and package its products are Y2K compliant. The version of the integrated manufacturing control software (Dataworks) UM uses was recently upgraded and is currently being tested to ensure it is Y2K compliant. Other systems that were identified as non-compliant either have been or are scheduled to be updated prior to May 31, 1999. Solutions to all identified Y2K problems are expected to be in place, along with Company-wide Y2K compliance, by July 31, 1999.

 UM has surveyed those outside vendors it considers critical to its business, including utilities and other providers of auxiliary systems, regarding their Y2K readiness. Response assessment and implementation of appropriate remedial action is ongoing.

Costs

 UM does not expect its Y2K costs to be material. UM's products are all compliant and its major software systems are now or should soon be compliant with upgrades provided under maintenance contracts. Some software and older systems must be replaced, with the total cost expected to be less than $75,000.


Risks

 As UM's products do not incorporate date codes, Y2K risks based on its products are minor. Because the major internal systems UM relies on have either been confirmed compliant or will be upgraded to a compliant version prior to July 31, 1999, the risk of these systems failing also appears to be low. However, although considered unlikely, it is possible that a major Y2K problem might be identified. UM has competent employees who it believes can find solutions to problems identified. Perhaps the greatest internal risk would be from a Y2K issue that remains hidden despite diligent testing. If such a problem developed either shortly before or after January 1, 2000, UM could face delays and costs that might be material to its business.

 UM believes external Y2K problems constitute a higher magnitude of risk to its business. If mission critical vendors do not timely and accurately report to UM their Y2K readiness, or adequately solve Y2K problems as anticipated, the Company's business could be materially impacted. If alternate vendors cannot be identified and qualified in time to replace vendors who will not be Y2K compliant, UM's business could be negatively impacted.

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

 UM believes that the most likely worst-case scenario would involve business interruptions of up to one or two weeks. UM believes it could solve such problems before they became major risks to its business. UM does not believe it can develop contingency plans to deal adequately with major external infrastructure failures such as in communications, transportation, or utilities. However, such failures would likely not impact UM any more than it would other businesses.

Accounting Policy Changes
 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. UM believes that the adoption of SFAS 133 will not have a material effect on the financial statements of the Company.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has manufacturing operations, including assets, in Ireland denominated in Irish Punts, and sells products under agreements denominated in various Western European currencies. The Irish Punt and other currencies are subject to exchange rate fluctuations that are beyond the control of UM. The exchange rate for the Irish Punt was .6720, .6981 and .6033 per U.S. Dollar as of December 31, 1998, 1997 and 1996, respectively. Please see Note 1, page F-11.

 UM minimizes its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See index to financial statements and financial statement schedule at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 18, 1997, UM determined not to engage Deloitte & Touche LLP, Salt Lake City, Utah ("D&T SLC") as the Company's principal accountant to audit and report on the Company's financial statements for the year ended December 31, 1997. The report of D&T SLC on UM's financial statements consisting of the consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 1996, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles.

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

 UM has engaged Tanner + Co., Salt Lake City, Utah as independent accountant and auditor to report on UM's consolidated financial statements for the two years ended December 31, 1998. No consultations occurred between UM and Tanner + Co. during the two most recent fiscal years and any subsequent interim period prior to Tanner + Co.'s appointment regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on UM's financial statements, or other information provided that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

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

 3. Exhibits.

           SEC Refer-
Exhibit #  ence #   Title of Document                     Location
--------   ------- ------------------------------        ----------------

 1           2     Asset Purchase Agreement, dated
                   July 29, 1998 between Utah Medical       Incorporated by
                   Products, Inc., Bard Access              Reference(1)
                   Systems, Inc., and Gesco
                   International, Inc.

 2           3     Articles of Restatement of the           Incorporated by
                   Articles of Incorporation                Reference(2)

 3           3     Bylaws                                   Incorporated by
                                                            Reference(2)

 4           4     Rights Agreement dated as of October
                   28, 1994, between Utah Medical           Incorporated by
                   Products,Inc., and Registrar             Reference(2)
                   and Transfer Company

 5           4     Designation of Rights, Privileges,
                   and Preferences of Series "A"            Incorporated by
                   Preferred Stock                          Reference(2)

 6          10     Employment Agreement dated December 21,  Incorporated by
                   1992 with Kevin L. Cornwell*             Reference(3)

 7          10     Amendment, effective May 15, 1998,
                   to Employment Agreement dated            This Filing
                   December 21, 1992 with Kevin L.
                   Cornwell*

 8          10     Utah Medical Products, Inc., 1986        Incorporated by
                   Incentive Stock Option Plan*             Reference(3)

 9          10     Utah Medical Products, Inc., 1994        Incorporated by
                   Employee Incentive Stock Option Plan*    Reference(2)

 10         10     Utah Medical Products, Inc., 1993        Incorporated by
                   Directors' Stock Option Plan             Reference(2)

 11         10     Utah Medical Products, Inc., Performance Incorporated by
                   Option Plan*                             Reference(2)

 12         10     Revolving Loan Agreement, dated April    Incorporated by
                   4, 1997 Between Utah Medical             Reference(4)
                   Products, Inc and First Security
                   Bank, N.A.

 13         10     Modification Agreement, effective
                   October 15, 1998 between Utah Medical    This Filing
                   Products, Inc. and First Security
                   Bank, N.A.

 14         21     Subsidiaries of Utah Medical Products,   This Filing
                   Inc.

 15         23     Consent of Tanner + Co., Company's
                   independent auditors for the             This Filing
                   years ending December 31, 1998
                   And December 31, 1997

 16         23     Consent of Deloitte & Touche LLP,
                   Company's independent auditors           This Filing
                   for the year ending December 31, 1996

 17         27     Financial Data Schedule                  This Filing


* Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c).

 (1) Incorporated by reference from the Company's current report on form 8-K/A dated August 7, 1998.

 (2) Incorporated by reference from the Company's registration statement on form S-8 filed with the Commission effective February 10, 1995.

 (3) Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 1992.
 (4) Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 1997.

 (b) Reports on Form 8-K.
 None
                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 24th day of March, 1999.

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

                                By: /s/ Stephen W. Bennett
                                        Director


                                By: /s/ Kevin L. Cornwell
                                        Director

                                By: /s/ Ernst G. Hoyer
                                        Director

                                By: /s/ Barbara A. Payne
                                        Director

                                By: /s/ Paul O. Richins
                                        Director

                                            INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF UTAH MEDICAL PRODUCTS, INC.

We have audited the consolidated balance sheet of UTAH MEDICAL PRODUCTS, INC. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of UTAH MEDICAL PRODUCTS, INC. as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                    /s/ TANNER + CO.




Salt Lake City, Utah
January 14, 1999

INDEPENDENT AUDITORS' REPORT


Utah Medical Products, Inc.:

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Utah Medical Products, Inc. and subsidiary for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Utah Medical Products, Inc. and subsidiary for the year ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


Salt Lake City, Utah
January 24, 1997

                UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEET
                                                                 (IN THOUSANDS)

                                                              DECEMBER 31,
                                                        -----------------------
       ASSETS                                            1998             1997
                                                        ------           ------
Current assets:
  Cash                                                  $1,367          $  951
  Accounts receivable, net (note 2)                      4,531           4,654
  Inventories (note 2)                                   4,048           5,792
  Prepaid expenses and other current assets                151             107
  Deferred income taxes (note 7)                           446             548
                                                        ------          ------
          Total current assets                          10,543          12,052

Property and equipment, net (note 4)                    12,489          13,340

Other assets, net (note 2)                               8,936           6,067
                                                        ------          ------
        Total                                          $31,968         $31,459
                                                       =======         =======

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $525            $843
  Accrued expenses (note 2)                              1,886           1,832
  Deferred revenue (note 11)                                 2              86
                                                        ------          ------
          Total current liabilities                      2,413           2,761


Notes payable (note 5)                                   3,098           5,571
Deferred income taxes (note 7)                             440             490
Deferred revenue (note 11)                                   -               2
                                                        ------          ------
          Total liabilities                              5,951           8,824
                                                        ------          ------

Commitments and contingencies (note 6)                       -               -


Stockholders' Equity:
  Preferred stock $.01 par value;
    authorized 5,000 shares; no shares                       -               -
    issued or outstanding

  Common stock $.01 par value; authorized
    50,000 shares; issued 8,046 shares in
    1998 and 8,305 shares in 1997                           80              83

  Cumulative foreign currency translation                 (509)           (657)
    adjustments

  Retained earnings                                     26,446          23,209
                                                        ------          ------
          Total stockholders' equity                    26,017          22,635
                                                        ------          ------

          Total                                        $31,968         $31,459
                                                       =======         =======


See accompanying notes to consolidated financial statements.

                UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                              1998         1997          1996
                                             ------      ------         ------
Net sales (notes 10, 11, and 13)            $27,677      $24,272       $38,673
Cost of sales (note 11)                      13,503       11,666        19,550
                                            -------      -------       -------
       Gross margin                          14,174       12,606        19,123


Expenses:
  Selling, general, and administrative        6,605        6,089         5,927
  Research and development                      946          958         1,387
                                            -------      -------       -------
       Income from operations                 6,623        5,559        11,809


Other income (expense):
  Dividend and interest income                   58           85           454
  Royalty income                                678          732           703
  Interest expense                             (310)        (250)            -
  Other, net                                    474          649           678
                                            -------      -------       -------
       Income before income tax expense       7,523        6,775        13,644


Income tax expense (note 7)                  (2,665)      (2,453)       (4,890)
                                            -------      -------       -------
       Net income                            $4,858       $4,322        $8,754
                                            =======      =======       =======
Earnings per common share (basic)
  (notes 8 and 9)                              $.59         $.51          $.94
                                            -------      -------       -------
Earnings per common share (diluted)
  (notes 8 and 9)                              $.59         $.51          $.93
                                            =======      =======       =======
Other comprehensive income - foreign
  currency translation net of taxes of
  $50, $(297), and $74                           98         (577)          143
                                            -------      -------       -------

       Total comprehensive income            $4,956       $3,745        $8,897
                                            =======      =======       =======



See accompanying notes to consolidated financial statements.

                   UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                   YEARS ENDED DECEMBER 31, 1998, 1997, 1996

                                                                             UNREALIZED GAIN ON   CUMULATIVE
                                         COMMON STOCK                            INVESTMENTS      FOREIGN CURRENCY
                                      -------------------  ADDITIONAL PAID-IN   AVAILABLE-FOR-    TRANSLATION     RETAINED
                                      SHARES       AMOUNT      CAPITAL         SALE, NET OF TAX    ADJUSTMENT     EARNINGS
                                      ------       ------  ------------------  ----------------   --------------  --------

Balance January 1, 1996                9,791        $98           $-                 $33                  $-       $29,073

Shares issued upon exercise of
 employee stock options for
 cash                                     69          1            -                   -                   -           601

Change in unrealized gain  on
 investments available-for-sale
                                           -          -            -                  26                   -
Tax benefit attributable to
 appreciation of common stock
 related to stock options and
 purchase rights                           -          -          163                   -                   -

Common stock purchased and
 retired                              (1,074)       (11)        (163)                  -                   -       (14,409)

Foreign currency translation
 adjustments                               -          -            -                   -                 217
Net income                                 -          -            -                   -                   -         8,754
                                      ------     ------       ------              ------              ------

Balance, December 31, 1996             8,786         88            -                  59                 217        24,019

Shares issued upon exercise of
 employee stock options for
 cash                                     29          -            -                   -                   -           227

Change in unrealized gain  on
 investments available-for-sale            -          -            -                 (59)                  -             -

Tax benefit attributable to
 appreciation of common stock
 related to stock options and
 purchase rights                           -          -           27                   -                   -             -
Common stock purchased and
 retired                                (510)        (5)         (27)                  -                   -        (5,359)

Foreign currency translation
 adjustments                               -          -            -                   -                (874)           -

Net income                                 -          -            -                   -                   -         4,322
                                      ------     ------       ------              ------              ------

Balance, December 31, 1997             8,305         83            -                   -                (657)       23,209

Shares issued upon exercise of
employee stock options for cash            8          -            -                   -                   -
                                                                                                                        58
Tax benefit attributable to
appreciation of common stock
related to stock options and
purchase rights                            -          -            5                   -                   -             -


Common stock purchased and retired
                                        (267)        (3)          (5)                  -                   -        (1,679)

Foreign currency translation
adjustments                                -          -             -                  -                 148             -

Net income                                 -          -             -                  -                   -         4,858
                                      ------     ------        ------             ------              ------

Balance, December 31, 1998             8,046        $80            $-                 $-               $(509)      $26,446
                                      ======     ======        ======             ======


See accompanying notes to consolidated financial statements.

                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                              1998           1997         1996
                                             ------        ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                  $4,858       $4,322       $8,754

  Adjustments to reconcile net income to
    net cash provided by operating activities:

  Depreciation and amortization                2,058        1,515        1,377
  Provision for (recovery of) losses on
   accounts receivable                            22          (35)          (1)
  Loss (gain) on disposal of assets              438         (278)         412
  Deferred income taxes                           52          195         (114)
  Tax benefit attributable to exercise and
    disposition of incentive stock options
    and stock purchase rights                      5           27          163

  (Increase) decrease in:

     Accounts receivable                          55          514        2,670
     Accrued interest, grant claims,
      and other receivables                       68          562         (984)
     Inventories                               2,317         (268)      (1,472)
     Prepaid expenses and other current
      assets                                     (43)          11          106

  Increase (decrease) in:

     Accounts payable                           (328)      (1,010)         102
     Accrued expenses                             45         (441)         216
     Deferred revenue                            (84)        (136)         (36)
                                              ------       ------       ------
          Net cash provided by
          operating activities                 9,463        4,978       11,193
                                              ------       ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures for:
    Property and equipment                      (480)      (1,134)      (5,640)
    Intangible assets                           (306)        (454)        (320)
    Purchases of investments                       -         (112)      (3,315)
    Proceeds from sale and maturities of
     investments                                   -        1,577       10,016
    Proceeds from sale of property and
     equipment                                    12            9           22

  Net cash paid in acquisition                (4,188)      (7,300)           -
                                              ------       ------       ------
          Net cash (used in) provided by
          investing activities:               (4,962)      (7,414)         763
                                              ------       ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock          58          227          601
  Common stock purchased and retired          (1,686)      (5,391)     (14,583)
  (Decrease) increase in note payable         (2,470)       5,563            -
                                              ------       ------       ------
          Net cash (used in) provided by
          financing activities                (4,098)         399      (13,982)
                                              ------       ------       ------

Effect of exchange rate changes                   13          (51)           -
                                              ------       ------       ------
Net increase (decrease) in  cash                 416       (2,088)      (2,026)

Cash at beginning of year                        951        3,039        5,065
                                              ------       ------       ------
Cash at end of year                           $1,367         $951       $3,039
                                              ======       ======       ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  (In thousands)

                                                   YEARS ENDED DECEMBER 31,
                                             ---------------------------------
                                              1998           1997         1996
                                             ------        ------       ------
  Cash paid during the year for:
       Income taxes                          $2,197        $2,307       $5,111
       Interest                                $310          $250           $-

During the year ended December 31, 1998 the Company purchased assets from Gesco International, Inc. The Company paid $4,188, and recorded net assets from the acquisition as follows:


      Inventory                                         $635
      Property and equipment                              48
      Intangibles                                      3,505
                                                      ------
        Net cash investment                           $4,188
                                                      ======

During the year ended December 31, 1997:

  -The Company sold property in exchange for a receivable of $340.
  -The Company purchased all of the outstanding common stock of Columbia
   Medical, Inc. (Columbia) in a purchase transaction. The Company paid cash for the common stock and recorded net assets from the acquisition as follows:

        Cash                                            $860
        Accounts receivable                              478
        Inventory                                        805
        Prepaids and other                                27
        Deferred income taxes                             28
        Property and equipment, net                    1,062
        Intangibles                                    5,225
        Accounts payable                                 (94)
        Accrued expenses                                (231)
                                                       -----
        Total cash paid                                8,160

        Less cash received                              (860)
                                                      ------
            Net cash investment                       $7,300


See accompanying notes to consolidated financial statements.

                UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ORGANIZATION
Utah Medical Products, Inc. and its wholly owned subsidiaries, principally Utah Medical Products Ltd. which operates a manufacturing facility in Ireland, and Columbia Medical, Inc. (the Company) are in the business of producing cost-effective devices for the health care industry. The Company's broad range of products includes those used in critical care areas and the labor and delivery departments of hospitals, as well as outpatient clinics and physician's offices. Products are sold in both domestic U.S. and International markets.

    BASIS OF PRESENTATION
Effective July 1, 1997, the Company acquired Columbia Medical, Inc. (Columbia) in a purchase transaction. Operations of Columbia have been included in the consolidated operations since the date of purchase. A pro forma condensed income statement for the year ended December 31, 1997 as though the purchase had taken place effective January 1, 1997 has not been presented as the amounts are immaterial to the operations of the Company.

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

    Building and improvements                          30-40 years
    Furniture, equipment, and tooling                   3-10 years


    INTANGIBLE ASSETS
Costs associated with the acquisition of patents, trademarks, goodwill, license rights, and non-compete agreements, are capitalized and amortized using the straight-line method over periods ranging from 5 to 17 years.

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

    STATEMENT OF CASH FLOW
For purposes of the consolidated statement of cash flows, the Company considers cash on deposit and short-term investments with original maturities of three months or less to be cash and cash equivalents.

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

The Company's customer base consists primarily of health care providers. Although the Company is directly affected by the well-being of the medical industry, management does not believe significant credit risk exists at December 31, 1998.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

    RECLASSIFICATIONS
Certain changes to the presentation of the 1997 and 1996 consolidated financial statements have been made to conform with the 1998 presentation.

2.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS


                                                      DECEMBER 31,
                                               -----------------------
                                                1998               1997
                                              -------           -------
Accounts Receivable (in thousands):
 Trade receivables                             $4,134            $3,820
 Grant claim receivables                           49               337
 Accrued interest and other                       416               543
 Less allowances for doubtful
  accounts                                        (68)              (46)
                                              -------           -------
                                               $4,531            $4,654
                                              =======           =======
Inventories (in thousands):
 Finished products                             $1,041            $1,232
 Work-in-process                                  771             1,205
 Raw materials                                  2,236             3,355
                                              -------           -------
                                               $4,048            $5,792
                                              =======           =======
Other assets (in thousands):
 Goodwill                                      $8,533            $5,030
 Patents                                        1,743             1,498
 License rights                                   293               293
 Trademarks                                       223               220
 Non-compete agreements                            75                50
                                              -------           -------
                                               10,867             7,091
 Accumulated amortization                      (1,931)           (1,024)
                                              -------           -------

                                               $8,936            $6,067
                                              =======           =======
Accrued expenses (in thousands):
 Payroll and payroll taxes                       $847              $778
 Reserve for litigation costs                     542               761
 Other                                            497               293
                                              -------           -------
                                               $1,886            $1,832
                                              =======           =======


3.  INVESTMENTS
During the years ended December 31, 1998, 1997, and 1996, there were (in thousands) $0, $1,577 and $10,016 respectively, in proceeds from the sale of investment securities resulting in gross realized losses of $-0- $18, and $28, respectively, and gross realized gains of $0, $120 and $15, respectively.

The net unrealized gain on investment securities available-for-sale included in stockholders' equity for the years ended December 31, 1998, 1997, and 1996 is (in thousands) $-0-, $-0-, and $59, respectively, which are net of the deferred tax liability of $-0-, $-0-, and $35, respectively.

4.PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):


                                                      DECEMBER 31,
                                               -----------------------
                                                1998               1997
                                              -------           -------

Land                                           $1,024            $1,009
Building and improvements                       7,998             7,818
Furniture, equipment, and tooling              13,018            12,162
Construction-in-progress                          164               563
                                              -------           -------
                                               22,204            21,552

Accumulated depreciation and
 amortization                                  (9,715)           (8,212)
                                              -------           -------
                                              $12,489           $13,340
                                              =======           =======

Included in the Company's consolidated balance sheet are the assets of its manufacturing facilities in Utah, Oregon and Ireland. Property and equipment, by location are as follows (in thousands):


                                            DECEMBER 31, 1998
                                 ----------------------------------------
                                 Utah       Oregon     Ireland      Total
                                 ------     -------    ------      ------
Land                            $   621  $       --      $403      $1,024
Building and improvements         3,656          32     4,310       7,998
Furniture, equipment, and
 tooling                         11,090       1,092       836      13,018
Construction-in-progress            157           7        --         164
                                 ------     -------    ------      ------

   Total                         15,524       1,131     5,549      22,204


Accumultated depreciation and
 amortization                    (8,817)       (397)     (501)     (9,715)
                                 ------     -------    ------      ------
Property and equipment, net      $6,707        $734    $5,048     $12,489
                                 ======     =======    ======     =======



                                           DECEMBER 31, 1997
                                 ----------------------------------------
                                 Utah       Oregon     Ireland      Total
                                 ------     -------    ------      ------

Land                            $   621  $       --   $   387      $1,009
Building and improvements         3,637          32     4,149       7,818
Furniture, equipment, and
 tooling                         10,287       1,083       793      12,162
Construction-in-progress            562           1        --         563
                                 ------     -------    ------      ------

   Total                         15,107       1,116     5,329      21,552

Accumultated depreciation and
 amortization                    (7,803)       (120)     (289)     (8,212)
                                 ------     -------    ------      ------

Property and equipment, net      $7,304        $996    $5,040     $13,340
                                 ======     =======    ======     =======



5.  NOTE PAYABLE
The Company has a bank line-of-credit agreement which allows the Company to borrow a maximum amount (in thousands) of $12,500 at an interest rate equal to the bank's LIBOR rate plus 1.45%, or .8% below the bank's prime rate. The line-of-credit matures on March 25, 2000, is unsecured and had an outstanding balance of (in thousands) $3,093 and $5,563 at December 31, 1998 and 1997, respectively.

In addition, the Company has certain other long-term obligations which require monthly payments and are secured by equipment. The balance at December 31, 1998 and 1997 was (in thousands) $5 and $8, respectively.


6.  COMMITMENTS AND CONTINGENCIES
    OPERATING LEASES
The Company has an operating lease agreement for land adjoining the Company's U.S. facilities for a term of forty years commencing on September 1, 1991. On September 1, 1996 and subsequent to each fifth lease year, the basic rental is adjusted for published changes in a price index. The Company also leases certain buildings under noncancelable operating leases. Rent expense charged to operations under these operating lease agreements was approximately (in thousands) $116, $75, and $33, for the years ended December 31, 1998, 1997, and 1996, respectively.

Future minimum lease payments under the operating lease obligations as of December 31, 1998 were as follows (in thousands):

      Year Ending December 31:              Amounts
      ------------------------              -------
                1999                        $    69
                2000                             35
                2001                             35
                2002                             35
                2003                             35
             Thereafter                       1,139
                                            -------
 Total minimum lease payments               $ 1,348
                                            =======


    PRODUCT LIABILITY
The Company is self-insured for product liability risk.

    LITIGATION
The Company is involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business. The Company believes that pending litigation will not have a materially adverse effect on its financial condition or results of operations.

7.  INCOME TAXES
Deferred tax assets (liabilities) consist of the following temporary differences (in thousands):

                                                DECEMBER 31,
                                   --------------------------------------
                                         1998                 1997
                                   ------------------  ------------------
ASSETS                             Current  Long-term  Current  Long-term
                                   -------  ---------  -------  ---------
 Inventory write-down                $ 95      $ --       $103     $ --
 Allowance for doubtful accounts       26        --         18       --
 Accrued liabilities                  278        --        394       --
 Deferred revenue                       1        --         33       --
 Other                                 46        --         --       --
                                     ----      ----       ----     ----
  Total                               446        --        548       --

LIABILITIES
 Unrealized gain on investments
  available for sale                   --        --         --       --
 Depreciation and amortization         --      (440)        --     (383)
 Earnings from subsidiary              --        --         --     (107)
                                     ----      ----       ----     ----
Deferred income taxes, net           $446     $(440)      $548    $(490)



The components of income tax expense are as follows (in thousands):

                                    YEARS ENDED DECEMBER 31,
                                  ---------------------------
                                   1998       1997       1996
                                   ----       ----       ----
      Current                     $2,613     $2,285    $5,004
      Deferred                        52        168      (114)
                                  ------     ------    ------
          Total                   $2,665     $2,453    $4,890
                                  ======     ======    ======

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows (in thousands):

                                     YEARS ENDED DECEMBER 31,
                                   ----------------------------
                                   1998        1997        1996
                                   ----        ----        ----

 Federal income tax expense at
  statutory rate                 $2,558     $2,303       $4,639
 Non-taxable investment income       --         (7)         (77)
 State income taxes                 376        309          719
 Foreign sales corporation          (76)       (85)        (223)

 Other                             (193)       (67)        (168)

  Total                          $2,665     $2,453       $4,890
                                 ======     ======       ======

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

Changes in stock options were as follows:

                                          Shares      Price Range per Share
                                        ---------     ---------------------
       1998
       Granted                            267,500      $ 6.75   -   $ 8.06
       Expired or canceled                155,067        6.75   -    14.25
       Exercised                            8,000        7.25   -     7.25
       Total outstanding at December 31   992,781        6.75   -    14.25
       Total exercisable at December 31   478,902        6.75   -    14.25

       1997
       Granted                            454,700      $ 6.75   -   $11.50
       Expired or canceled                229,452        6.75   -    14.25
       Exercised                           29,500        7.25   -    10.00
       Total outstanding at December 31   888,348        6.75   -    14.25
       Total exercisable at December 31   355,971        7.25   -    14.25

       1996
       Granted                            451,500      $14.25   -   $20.50
       Expired or canceled                276,620        7.25   -    20.50
       Exercised                           68,599        7.25   -    11.33
       Total outstanding at December 31   692,600        7.25   -    14.25
       Total exercisable at December 31   295,996        7.25   -    11.33


For the years ended December 31, 1998, 1997, and 1996, the Company reduced current income taxes payable and increased additional paid-in capital by (in thousands) $5, $27, and $163, respectively, for the income tax benefit attributable to appreciation of common stock related to stock options and purchase rights.

STOCK-BASED COMPENSATION
The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts as follows: (in thousands, except per share amounts)

                                     YEARS ENDED DECEMBER 31,
                                    --------------------------
                                    1998       1997       1996
                                   ------     ------     ------

 Net income as reported            $4,858      4,322     $8,754
 Net income pro forma               4,382      3,933      8,581
 Earnings per share assuming
  dilution as reported                .59        .51        .93
 Earnings per share assuming
  dilution pro forma                  .53        .46        .91
                                   ======     ======     ======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                   YEARS ENDED DECEMBER 31,
                                 ---------------------------
                                 1998        1997       1996
                                 -----       -----      ----

  Expected dividend yield          $--        $--         $--
  Expected stock price
   volatility                    49.9%      47.6%       48.7%
  Risk-free interest rate
   (weighted average)             5.4%       6.3%        6.6%
  Expected life of options     3.8 years  3.8 years   3.6 years

The per-share weighted average fair value of options granted during 1998, 1997 and 1996 is $3.20, $4.10, and $4.67, respectively

The following table summarizes information about stock options outstanding at December 31, 1998:

                         Options Outstanding             Options Exercisable
            ---------------------------------------- ------------------------
                           Weighted
                           average                                 Weighted
               Number     remaining    Weighted         Number      average
 Range of   outstanding  contractual    Average      exercisable   exercise
  prices    at 12/31/98  life (years) exercise price at 12/31/98     price
----------- -----------  -----------  -------------- -----------  ---------
$6.75-8.00     510,775      8.32          $7.16        170,401        $7.20
9.50-14.25     482,006      7.11          11.70        308,501        11.33
-----------    -------      ----          -----        -------        -----
$6.75-14.25    992,781      7.86          $9.37        478,902        $9.86
===========    =======      ====          =====        =======        =====

9.  EARNINGS PER SHARE

Financial accounting standards require companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows (in thousands, except per share amounts):

                                      YEARS ENDED DECEMBER 31,
                                    -----------------------------
                                     1998       1997        1996
                                    -----     ------      ------
BASIC EPS:
  Net income available to common
   stockholders                    $4,858     $4,322      $8,754
  Weighted average common shares    8,269      8,444       9,272
  Net income per share                .59        .51         .94

DILUTED EPS:
  Net income available to common
   stockholders                     4,858      4,322       8,754
  Weighted average common shares    8,273      8,495       9,452
  Net income per share               $.59       $.51        $.93


10.   GEOGRAPHIC SALES INFORMATION

The Company had sales in the following geographic areas (in thousands):

       YEAR                         UNITED STATES          OTHER
       1998                             $22,945           $4,732
       1997                              19,053            5,218
       1996                              28,933            9,739


11.   PRODUCT SALE AND PURCHASE COMMITMENTS

The Company has license agreements for the rights to develop and market certain products owned by unrelated parties. Under the terms of such agreements, the Company is required to pay royalties ranging from 1.5% to 5.0% of sales, and in one case certain payments to the developer contingent upon the product achieving certain annual revenue thresholds.

The Company has license agreements with unrelated companies to provide exclusive and nonexclusive rights to purchase, market, distribute, or manufacture the Company's products

The Company had exclusive and nonexclusive agreements to sell certain products to Baxter Healthcare Corporation (Baxter) under license agreements and had sales to Baxter of approximately (in thousands) $587, $1,286, and $11,132, during the years ended December 31, 1998, 1997, and 1996, respectively

12.   EMPLOYEE BENEFIT PLAN

The Company has a contributory 401(k) savings plan for employees who work 30 hours or more each week, who are at least 21 years of age, and have a minimum of one year of service with the Company. The Company's contribution is determined annually by the Board of Directors and was approximately (in thousands) $63, $54, and $79, for the years ended December 31, 1998, 1997, and 1996, respectively.

13.FAIR VALUE OF FINANCIAL INSTRUMENTS

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.