Form 10-Q
period 1999-03-31
UTAH MEDICAL PRODUCTS INC
filed 1999-05-13
CIK 706698

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q
                 ---------------------------------------------
                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934





For quarter ended: March 31, 1999               Commission File No. 1-12575




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


  The number of shares outstanding of the registrant's common stock as of May 12, 1999: 7,638,000.

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                           PAGE


  Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets as of
     March 31, 1999 and December 31, 1998                                  1

     Consolidated Condensed Statements of Income for the
     three months ended March 31, 1999 and March 31, 1998                  2

     Consolidated Condensed Statements of Cash Flows for the
     three months ended March 31, 1999 and March 31, 1998                  3

     Notes to Consolidated Condensed Financial Statements                  4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 6

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                               11


SIGNATURES                                                                11

                 PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
               MARCH 31, 1999 AND DECEMBER 31, 1998

                    (in thousands - unaudited)
ASSETS                                               MARCH 31,    DECEMBER
                                                       1999       31, 1998
                                                    ---------     --------
CURRENT ASSETS:
Cash                                               $      595    $   1,367
Accounts receivable - net                               4,421        4,531
Inventories                                             3,767        4,048
Other current assets                                      617          597
                                                   ----------    ---------
Total current assets                                    9,400       10,543

PROPERTY AND EQUIPMENT - NET                           11,934       12,489

INTANGIBLE ASSETS - NET                                 8,783        8,936
                                                   ----------    ---------

TOTAL                                              $   30,117   $   31,968
                                                   ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                $         636   $      525
Accrued expenses                                        2,060        1,886
Deferred revenue                                            0            2
                                                   ----------    ---------
Total current liabilities                               2,696        2,413

NOTES PAYABLE                                           1,713        3,098

DEFERRED INCOME TAXES                                     359          440
                                                   ----------    ---------

Total liabilities                                       4,768        5,951
                                                   ----------    ---------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value; authorized
  - 5,000 shares; no shares issued or
  outstanding
Common stock - $.01 par value; authorized -
  50,000 shares; issued - March 31, 1999,
  7,806 shares December 31, 1998, 8,046 shares             78           80
Cumulative foreign currency translation
  adjustment                                             (922)        (509)
Retained earnings                                      26,193       26,446
                                                   ----------    ---------
Total stockholders' equity                             25,349       26,017
                                                   ----------    ---------
TOTAL                                              $   30,117    $  31,968
                                                   ==========    =========

see notes to consolidated condensed financial statements

           UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
       THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

             (in thousands, except per share amounts)
                           (unaudited)

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                             ----------------------------
                                                  1999           1998
                                             -------------   ------------
NET SALES                                        $   7,018     $   6,375

COST OF SALES                                        3,331         3,187
                                                 ---------     ---------
GROSS MARGIN                                         3,687         3,188
                                                 ---------     ---------

EXPENSES:

Selling, general and administrative                  1,712         1,610
Research & development                                 222           209
                                                 ---------     ---------
Total                                                1,934         1,819
                                                 ---------     ---------

INCOME FROM OPERATIONS                               1,753         1,369

OTHER INCOME                                           115           456
                                                 ---------     ---------

INCOME BEFORE INCOME TAX EXPENSE                     1,868         1,825

INCOME TAX EXPENSE                                     668           666
                                                 ---------     ---------

NET INCOME                                       $   1,200     $   1,159
                                                 =========     =========

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                        $    0.15     $    0.14
                                                 =========     =========
EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION                         $    0.15     $    0.14
                                                 =========     =========

SHARES OUTSTANDING - BASIC                           7,939         8,305
                                                 =========     =========

SHARES OUTSTANDING - DILUTED                         7,939         8,313
                                                 =========     =========


see notes to consolidated condensed financial statements

           UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
   FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                             ----------------------------
                                                  1999           1998
                                             -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  1,200     $   1,159
                                                 ---------     ---------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                      526           486
    (Recovery of)/Provision for losses on               (3)           38
accounts receivable
    (Gain)/Loss on disposal of assets                    1            (9)
    Deferred income taxes                              (39)            0
Changes in operating assets and liabilities:
    Accounts receivable - trade                       (142)          166
    Accrued interest and other receivables             216          (267)
    Inventories                                        291           299
    Prepaid expenses                                   (63)          (62)
    Accounts payable                                   108           172
    Accrued expenses                                   164           169
    Deferred revenue                                    (2)          (21)
                                                 ---------     ---------
Total adjustments                                    1,057           971
                                                 ---------     ---------
Net cash provided by operating activities            2,257         2,130
                                                 ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for:
    Property and equipment                            (178)          (75)
    Intangible assets                                   (1)         (227)
Proceeds from sale of property and equipment             0             9
                                                 ---------     ---------
Net cash used in investing activities                 (179)         (291)
                                                 ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchased and retired                  (1,455)            0
Decrease in note payable                            (1,384)       (1,525)
                                                 ---------     ---------
Net cash used in financing activities               (2,839)       (1,525)
                                                 ---------     ---------

Effect of exchange rate changes on cash                (11)          (11)

NET INCREASE (DECREASE) IN CASH                       (772)          303

CASH AT BEGINNING OF PERIOD                          1,367           951
                                                 ---------     ---------

CASH AT END OF PERIOD                            $     595     $   1,254
                                                 =========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
   income taxes                                  $     375     $      59
  Interest                                       $      40     $      91

see notes to consolidated condensed financial statements

                          UTAH MEDICAL PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)

(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UM" or "the Company") annual report on form 10-K for the year ended December 31, 1998. Although the accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, in the opinion of management, such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2) Inventories at March 31, 1999 and December 31, 1998 (in thousands) consisted of the following:

                                         March 31,          December 31,
                                           1999                1998
                                         ---------           ---------
          Finished goods                   $   922           $ 1,041
          Work-in-process                      832               771
          Raw materials                      2,013             2,236
                                           -------           -------
          Total                            $ 3,767           $ 4,048
                                           =======           =======

(3) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. UM believes that the adoption of SFAS 133 will not have a material effect on the financial statements of the Company.

(4) Effective March 25, 1999, UM modified its unsecured revolving line-of-credit with First Security Bank, N.A. to extend the date of the note by one year, now March 25, 2001. Other terms remain the same.

(5) The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This standard requires companies to disclose certain changes in equity not represented in net income such as foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. These items are components of other comprehensive income which, when added to net income, represent total comprehensive income. The Company translates the currency of its Ireland subsidiary which comprises the only element of other comprehensive income. Total comprehensive income for the quarter ending March 31, 1999 was (in thousands) $786.

(6)       Forward-Looking Information
   This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "should," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.

   General risk factors that may impact the Company's revenues include the market acceptance of competitive products, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UM's products at lower prices, the timing and market acceptance of UM's own new product introductions, UM's ability to efficiently manufacture its products, including the reliability of suppliers, year 2000 problems, success in gaining access to important global distribution channels, marketing success of UM's distribution and sales partners, budgetary constraints, the timing of regulatory approvals for newly introduced products, third party reimbursement, and access to U.S. hospital customers, as that access is increasingly constrained by group purchasing decisions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Results of Operations

     Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts are in thousands, except per-share amounts and where noted.

   a) First Quarter (1Q) Overview

     All key measures of UM's financial performance were positive in 1Q 1999 compared to 1Q 1998. Sales in 1Q 1999 increased 10% from 1Q 1998, due to the contribution from GescoR neonatal products. Gross margins improved as UM reduced manufacturing overhead costs while sales and production increased. Further leverage in operating margins was obtained in 1Q 1999 as a result of holding operating expenses to a 6% increase while sales increased 10%, compared to 1Q 1998. Earnings per share (EPS) were up 8% compared to 1Q 1998. EPS grew less than operating profits because in 1Q 1998, UM received a $321 payment for use of its technology, which did not recur in 1Q 1999. With a strong cash flow, UM was able to reduce its long term debt balance by $1.4 million as well as repurchase another 239,500 shares of its stock for $1.5 million in 1Q 1999.

   b) Revenues

     Following the acquisition of the Gesco neonatal product line from CR Bard in third quarter 1998, UM divides its sales into four product-line categories:
1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for improving clinician safety and for ease in performing delivery procedures; 2) gynecology/electrosurgery/urology, comprised of tools for gynecological office/clinician practices, including LETZ, endometrial sampling, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools; 3) neonatal, comprised of devices for gaining vascular access, administering vital fluids, maintaining a neutral thermal environment, and other specialized tools used in the care of critically-ill infants; and 4) blood pressure monitoring/accessories/other, comprised of transducer systems for invasively monitoring blood pressure on a continuous basis, along with products sold on an OEM basis to other companies. UM's primary revenue contributors generally enjoy a dominant market share and typically have important product features protected by patents.

   Sales in the obstetrics product category were $3,402 in 1Q 1999, compared to $3,398 in 1Q 1998. Sales of the market-leading IUP catheter, INTRANR Plus, increased modestly in 1Q 1999 compared to 1Q 1998 while vacuum-assisted delivery systems (VADS) sales decreased 12% over the same period. In May 1998, the FDA issued an advisory which warned of increases in reported injuries in the use of VADS. The advisory appears to have caused a slow-down in usage as hospitals evaluated their protocols. UM responded by providing additional written instructions for use to all its users, and offering assistance in training. In September 1998, The American College of Obstetricians and Gynecologists issued a formal Committee Opinion that strongly recommended continued use of VADS, when used by appropriately trained physicians. In April 1999, UM introduced a mushroom shaped soft rubber cup, the Secure Cup , designed to provide a balance between holding power and safety.

   Gynecology/electrosurgery/urology product sales were up 1% in 1Q 1999 over 1Q 1998, and represented 15% of total revenues. Sales in this category were $1,036 in 1Q 1999, compared to $1,023 in 1Q 1998. Gains in sales of LibertyR, Pathfinder , and loop electrodes were offset somewhat by lower sales of OEM vacuum erection pumps. With the recent completion of an independent study concluding that UM's patented EpitomeR scalpel provides a significant improvement over standard electrosurgical blades in wound healing and patient comfort, UM looks to improve sales of its electrosurgical electrodes during the remainder of 1999. Marketing this group of products requires multiple sales call points and extensive clinical training and familiarization time with users, among other economic challenges.

     In late July 1998, a significant UM initiative was the acquisition of the neonatal product line of Gesco International. Because of the acceptance of the renowned Gesco products and their growth potential, UM now separates neonatal product sales and BPM product sales. Compared to 1Q 1998, UM's 1Q 1999 neonatal product sales grew 356%. Neonatal product sales were $826 in 1Q 1999, compared to $181 in 1Q 1998, and represented 12% of total revenues in 1Q 1999. UM's growth throughout 1999 is expected to be primarily driven by the neonatal product line.

     BPM and accessories sales represented 25% of consolidated 1Q 1999 sales, declining 1% from the same quarter of the prior year. Sales of BPM products in 1Q 1999 were $1,753, compared to $1,771 in 1Q 1998. In this category, UM depends heavily on the marketing efforts of other medical device companies (the OEM channel), both in the U.S. and overseas. Global OEM sales declined 9% in 1Q 1999 from 1Q 1998. Global OEM sales in 1Q 1999 were 12% of total sales, compared to 16% in 1Q 1998, confirming that UM is now depending less on the marketing efforts of other medical device companies.

     Foreign sales were $1,196 in 1Q 1999 compared to $1,242 in 1Q 1998, and represented 17% of global consolidated sales in 1Q 1999 compared to 19% in the same quarter of 1998. The downward trend is due to lower foreign OEM sales, particularly for BPM products in the Far East. Historically, practically all international sales have been BPM products. Ireland operations shipped 64% of foreign sales in 1Q 1999, compared with 61% in 1Q 1998. Ob/Gyn and neonatal foreign sales increased 36% to $272 in 1Q 1999 compared to $200 in 1Q 1998 due to strong increases in both the neonatal and obstetrics categories. Ob/Gyn and neonatal product sales were 23% of 1Q 1999 foreign sales, compared to 16% in 1Q 1998.

   c) Gross Profit

     The average gross profit margin (GPM), the surplus remaining after subtracting costs of manufacturing products from net revenues, in 1Q 1999 was 52.5% compared to 50.0% in 1Q 1998. Manufacturing operations in all locations (Ireland, Oregon and Utah) performed very well in 1Q 1999. UM management believes that achieving an average GPM above 50% is necessary to successfully cover the significant sales and marketing, research and development, and administrative expenses associated with a growth company in a highly complex and competitive marketplace. The improving average GPM trend is explained by observing that UM has become less dependent on lower margin OEM sales, has developed its own direct sales force to replace lower margin sales through distributors, and has reduced the percentage of its sales of low margin blood pressure monitoring products. Offsetting influences are expected to result in GPM of about 52% throughout 1999.

   d) Income from Operations

     Operating profit, or income from operations, is the surplus remaining after subtracting operating expenses from gross profits. Operating expenses are subdivided into sales, general and administrative expenses (SG&A) and research and development expenses (R&D). UM further divides SG&A into the two categories of sales and marketing expenses (S&M) and general and administrative expenses (G&A). In 1Q 1999, operating profits increased 28%, exceeding the 10% increase in sales and the 16% increase in gross profits over the same period. Total operating expenses were 27.6% of sales in 1Q 1999 compared to 28.5% of sales in 1Q 1998.

     SG&A expenses in 1Q 1999 decreased to 24.4% of revenues from 25.3% of 1Q 1998 revenues. The G&A expenses portion increased to $739 in 1Q 1999 from $666 in 1Q 1998 due mostly to increased expenses from goodwill amortization (GWA) associated with recent acquisitions. GWA was $142 in 1Q 1999, compared to $84 in 1Q 1998. Since the result of the acquisitions were marketable new products for UM, these expenses can be regarded as a surrogate to R&D expenses although they are captured in G&A.

    S&M expenses are the costs of promoting, selling and providing customer support of UM's products. Although sales and GPMs improve when sales are made through directly employed sales representatives in lieu of independent distributors or OEM customers, S&M operating expenses increase as an offset. Global sales in 1Q 1999 increased 10% while S&M expenses increased 3%, improving the productivity of S&M resources. The majority of UM's S&M expenses pertain to the U.S. "direct sales" portion of its business. U.S. direct sales increased 14% in 1Q 1999 from the same quarter of 1998. At the end of 1998, UM terminated all former Gesco distributors and one other U.S. distributor previously representing about 3% of domestic direct sales.

     R&D expenses in 1Q 1999 were 3.2% of sales compared to 3.3% of sales in 1Q 1998. Key R&D projects receiving funding include UM's novel fetal pH monitoring program, the development of the Fowler Endocurette, enhancements to both CMI VADS and Gesco neonatal product lines, and continuing improvements to Liberty, Deltran Plus and Cordguard. A number of important improvements in materials and configuration of components were also achieved which will reduce manufacturing
costs and/or increase product quality.   At UM, R&D resources are kept involved
in the support of manufacturing processes, as UM finds it makes long term sense to keep its most technical people involved with products throughout their life cycles. UM expects to continue R&D expenses at approximately the same dollar level during the remainder of 1999.

   e) Non-operating (Other) income.

     Non-operating income includes primarily royalties from licensing UM's technology to other companies, but also interest and capital gains from investing the Company's cash offset by interest expenses and bank fees on the revolving line of credit, and gains or losses from the sale of assets. Non-operating income in 1Q 1999 was $115, compared to $456 in 1Q 1998. There was an unusual payment received in 1Q 1998 for the use of UM's pressure monitoring technology, which is subject to a confidentiality agreement. Royalties received in 1Q 1999 were $19 less than in the same quarter of the prior year. Interest expenses and bank fees associated with the line of credit were $43 in 1Q 1999 and $93 in 1Q 1998. Assuming no change in current interest rates and no new borrowing to finance an unusual capital requirement, total 1999 net non-operating income is expected to be about $450. Royalties received vary from period to period depending on the desire and/or success of other companies in selling products licensed by UM.

   f) Earnings Before Income Taxes

     Earnings before income taxes (EBT) result from adding UM's non-operating income to its operating profits. First quarter 1999 EBT, as a percentage of sales, was 26.6% compared to 28.6% in 1Q 1998. These profit margins are all extremely high when compared with similar firms in the medical device industry, or other industries. The resulting profit dollars are equivalent to profits generated by well-performing companies with twice or more the sales of UM. EBT in 1Q 1999 were up only 2.4% relative to the prior year, while sales were up 10.1%, because of the lower non-operating income in 1Q 1999.

   g) Net Income and EPS

     Net Income is EBT minus income taxes. UM's Net Income expressed as a percentage of sales ranks in the top tier of all U.S. publicly-traded companies at 17% and 18% for 1Q 1999 and 1998, respectively. Net Income in 1Q 1999 was up 3.5% from 1Q 1998. The effective income tax rate in 1Q 1999 was 35.8% compared to 36.5% in 1Q 1998. Fluctuations in the tax rate resulted from 1) the use of a foreign sales corporation, 2) differences in distribution of state income taxes, 3) differences in profitability of the Ireland subsidiary which is taxed at a 10% rate on manufactured products, 4) changes in the amount of non-deductible goodwill expense resulting from a new acquisition, and 5) other factors such as R&D tax credits and actual litigation costs versus accrued expenses. The amortization of goodwill associated with the 1997 Columbia Medical, Inc. acquisition is not tax deductible.

     Earnings per share is Net Income divided by the number of shares of stock outstanding (diluted to take effect for stock options awarded which have exercise prices below the current market value). Diluted 1Q 1999 EPS were up 8% compared to 1Q 1998. First quarter 1999-ending weighted average number of diluted common shares (the number used to calculate diluted EPS) (in thousands) were down 4.5% compared to 1Q 1998. Actual outstanding common shares as of March 31, 1999 were 7,806, compared to 8,305 shares at March 31, 1998. Future EPS can be increased by investing current Net Income to increase future net profits through expanded product offerings and profitable business operations, or by repurchasing stock, thereby reducing the number of outstanding shares. UM believes that shareholder value is improved by consistently increasing EPS.

   h) Return on shareholders' equity  (ROE).

     Return On Shareholders' Equity (ROE) is the portion of net income retained by UM to internally finance its growth, divided by average accumulated shareholders' equity during the period. This ratio determines how fast the Company can afford to grow without any external financing that would dilute shareholder interests. For example, a 20% ROE will support 20% growth in revenues. Achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. ROE in 1Q 1999 was 19%, compared to 20% in 1Q 1998.

   i) Cash Flows

     EBITDA (EBT, adjusted for non-cash depreciation and amortization expenses, asset dispositions, and interest expense and bank fees associated with the line of credit) is a good measure of UM's ability to generate cash. First quarter 1999 EBITDA was $2,438, up slightly from $2,395 in 1Q 1998, or as a ratio of sales, 35% in 1Q 1999 and 38% in 1Q 1998. EBITDA has averaged 35% of sales over the last five years. The extraordinarily strong cash generation performance resulted from a combination of excellent operating earnings and receipt of payments for the use of UM's technology. Because of EBITDA performance, UM was able to reduce its long term revolving line of credit balance at the same time it aggressively purchased its own stock.

     Cash (and equivalent) balances were $595 at the end of 1Q 1999, a reduction of $772 from December 31, 1998. The decrease was primarily due to the exercise and expiration of put contracts which required UM to set aside the full purchase price of the stock under contract. UM effectively maintains zero-balance "sweep" cash account balances that minimize the line of credit balance, except for amounts held to meet operating requirements in Ireland and separate physical reserves set aside for litigation expenses.

     Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, was $127 higher in 1Q 1999, compared to 1Q 1998. Net working capital changes provided $572 to 1Q 1999 cash, with the largest contributions (adjusted for exchange rate changes) being a $291 reduction in inventories, a $216 decrease in accrued interest and other receivables, and a $164 increase in accrued expenses.

     Investing activities in 1Q 1999 were comprised almost entirely in improvements to property and equipment. Financing activities in 1Q 1999 used cash of $1,384 to reduce the line of credit balance. In addition, 239,500 shares of stock were repurchased at an average cost, including commissions, of $6.07 per share. No stock was issued in the first quarter of either 1999 or 1998.

     Planned future 1999 capital expenditures, will keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UM plans to use cash for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases while the price of the stock remains extremely undervalued, and, if available for a reasonable price, acquisitions that strategically fit UM's business and are accretive to performance.

   j) Assets and Liabilities

     First quarter-ending total assets were lower primarily because of stock repurchases, from reductions in inventories and other current assets, and because purchases of new property and equipment and intangibles were less than one-half depreciation and amortization rates. Inventory turns increased to 3.4 in 1Q 1999 from 2.3 in 1Q 1998 due to higher sales together with lower inventory levels.

     The working capital decline of  $1,426 in 1Q 1999 was primarily the result
of reductions in cash and  inventories.   Through its excellent profitability,
UM expects to internally finance any working capital growth that is needed to support growth in sales activity. In 1Q 1999, UM's total debt ratio dropped to less than 16% of total assets from 19% at the end of 1998, due mainly to reductions in the line of credit.

   k) Management's Outlook

     UM now has a focus in two special areas of hospitals in the U.S., L&D departments and NICU's, where it can supply a robust line of well-accepted and differentiated products. The success of the Gesco neonatal product line will be most responsible for UM's short-term growth.

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

     UM's growing number of gynecology practice tools are intended to leverage UM's activity with physicians outside the hospital. The niche markets for which UM's gynecology/electro-surgery/urology products are targeted have proven to require many and varied marketing initiatives. They require individual user training together with clear evidence of improved outcomes. UM's financial strength and stability allows it to patiently investigate economic ways to increase the rate of adoption of its newer products.

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

Costs

   UM does not expect its Y2K costs to be material. UM's products are all compliant and its major software systems are now or should soon be compliant with upgrades provided under maintenance contracts. Some software and older systems must be replaced, with the total cost expected to be less than (in thousands) $75.

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


  b)  Reports on Form 8-K:
      During the quarter ended March 31, 1999, the Company filed no reports on Form 8-K.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    UTAH MEDICAL PRODUCTS, INC.

                                    REGISTRANT



Date:    5/12/99                    By:   /s/ Kevin L. Cornwell

                                    Kevin L. Cornwell
                                    CEO and CFO