Form 10-Q
period 1999-06-30
UTAH MEDICAL PRODUCTS INC
filed 1999-08-13
CIK 706698

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934



For quarter ended: June 30, 1999                Commission File No. 1-12575


                          UTAH MEDICAL PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   UTAH                                     87-0342734
       ------------------------------                   -----------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification No.)


                              7043 South 300 West
                              Midvale, Utah  84047
                     --------------------------------------
                     Address of principal executive offices


Registrant's telephone number:   (801) 566-1200



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days.      Yes  X     No


  The number of shares outstanding of the registrant's common stock as of August 12, 1999: 6,453,000

                          UTAH MEDICAL PRODUCTS, INC.
                              INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                           PAGE



  Item 1.  Financial Statements

     Consolidated Condensed Balance Sheets as of
     June 30, 1999 and December 31, 1998                                   1

     Consolidated Condensed Statements of Income for the
     three and six months ended June 30, 1999 and June 30, 1998            2

     Consolidated Condensed Statements of Cash Flows for the
     six months ended June 30, 1999 and June 30, 1998                      3

     Notes to Consolidated Condensed Financial Statements                  4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 6

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                11

                  PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                JUNE 30, 1999 AND DECEMBER 31, 1998
                     (in thousands - unaudited)

ASSETS                                 JUNE 30, 1999   DECEMBER 31, 1998
                                       -------------   -----------------
CURRENT ASSETS:
Cash                                     $  1,077        $  1,367
Accounts receivable - net                   4,114           4,531
Inventories                                 3,343           4,048
Other current assets                          624             597
                                          -------         -------
Total current assets                        9,158          10,543

PROPERTY AND EQUIPMENT - NET               11,462          12,489

INTANGIBLE ASSETS - NET                     8,630           8,936
                                          -------         -------

TOTAL                                     $29,250         $31,968
                                          =======         =======


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable                             $469            $525
Accrued expenses                            1,511           1,886
Deferred revenue                                0               2
Total current liabilities                   1,980           2,413
                                          -------         -------
NOTES PAYABLE                               1,752           3,098

DEFERRED INCOME TAXES                         359             440
                                          -------         -------
Total liabilities                           4,091           5,951
                                          -------         -------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value;
 authorized - 5,000 shares; no
 shares issued or outstanding
 Common stock - $.01 par value;
 authorized - 50,000 shares;
 issued - June 30, 1999, 7,596
 shares December 31, 1998, 8,046
 shares                                        76              80

Cumulative foreign currency                (1,155)           (509)
translation adjustment

Retained earnings                          26,238          26,446
                                          -------         -------
Total stockholders' equity                 25,159          26,017
                                          -------         -------

TOTAL                                     $29,250         $31,968
                                          =======         =======

           see notes to consolidated condensed financial statements

               UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE
        THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                       (in thousands - unaudited)

                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                JUNE 30,                    JUNE 30,
                         ----------------------       --------------------
                            1999        1998              1999     1998
                         ---------    ---------       ----------  --------
NET SALES                $ 7,320      $ 6,786         $ 14,338    $ 13,161

COST OF SALES              3,450        3,366            6,781       6,553
                         -------      -------          -------    --------

GROSS MARGIN               3,870        3,420            7,557       6,608
                         -------      -------          -------    --------

EXPENSES:

Selling, general and       1,722        1,602            3,434       3,212
administrative
Research & development       141          256              362         465
                         -------      -------          -------    --------

Total                      1,863        1,858            3,796       3,677
                         -------      -------          -------    --------

INCOME FROM OPERATIONS     2,008        1,562            3,761       2,931

OTHER INCOME                 106          171              221         627
                         -------      -------          -------    --------
INCOME BEFORE INCOME       2,114        1,733            3,982       3,558
TAX EXPENSE

INCOME TAX EXPENSE           765          606            1,434       1,272
                         -------      -------          -------    --------
NET INCOME               $ 1,349      $ 1,127          $ 2,548    $  2,286
                         =======      =======          =======    ========


BASIC EARNINGS PER
 SHARE                   $  0.18     $   0.14         $   0.33     $  0.27
                         =======      =======          =======    ========
DILUTED EARNINGS PER
 SHARE                   $  0.18     $   0.14         $   0.33     $  0.27
                         =======      =======          =======    ========
SHARES OUTSTANDING -
 BASIC                     7,651        8,313            7,794       8,551
                         =======      =======          =======    ========
SHARES OUTSTANDING -
 DILUTED                   7,662        8,342            7,796       8,622
                         =======      =======          =======    ========


see notes to consolidated condensed financial statements

              UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                       (in thousands - unaudited)

                                                         JUNE 30,
                                                ------------------------
                                                   1999           1998
                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  2,548       $  2,286
                                                --------       --------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                  1,042            979
    Provision for (recovery of) losses on            (31)            26
     accounts receivable
    Loss on disposal of assets                         1             40
    Deferred income taxes                            (60)            64
    Tax benefit attributable to exercise and
     disposition of incentive stock options
     and stock purchase rights                         1              0
Changes in operating assets and liabilities:
    Accounts receivable - trade                       90            227
    Accrued interest and other receivables           285           (119)
    Inventories                                      743          1,180
    Prepaid expenses                                 (48)             3
    Accounts payable                                 (64)           (93)
    Accrued expenses                                (389)          (434)
    Deferred revenue                                  (2)           (43)
                                                --------       --------
Total adjustments                                  1,568          1,830
                                                --------       --------
Net cash provided by operating activities          4,116          4,116
                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                          (281)          (225)
    Intangible assets                                 (3)          (235)
Proceeds from sale of property and equipment           0             11
                                                --------       --------
Net cash used in investing activities               (284)          (449)
                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                22             58
Common stock purchased and retired                (2,784)
Decrease in note payable                          (1,343)        (2,271)
                                                --------       --------
Net cash used in financing activities             (4,105)        (2,213)
                                                --------       --------

Effect of exchange rate changes on cash              (17)             0

NET INCREASE (DECREASE) IN CASH                     (290)         1,454

CASH AT BEGINNING OF PERIOD                        1,367            951
                                                --------       --------

CASH AT END OF PERIOD                             $1,077         $2,405
                                                ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes    $1,683         $1,106
  Interest                                           $76           $157

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

(2) Inventories at June 30, 1999 and December 31, 1998 (in thousands) consisted of the following:

                                           June 30,        December 31,
                                            1999              1998
                                          ---------         ---------
          Finished goods                   $   785           $ 1,041
          Work-in-process                      830               771
          Raw materials                      1,728             2,236
                                           -------           -------
          Total                            $ 3,343           $ 4,048




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

(4) Effective June 4, 1999, UM modified its unsecured revolving line-of-credit with First Security Bank, N.A. to modify certain financial covenants, which now include maintaining a minimum amount of cash flow and a maximum leverage ratio. Other terms remain the same.

(5) On May 26, 1999 UM announced a tender offer under which it would purchase up to 800,000 of its shares at a price of $8.00 per share from shareholders who tendered and did not withdraw their shares prior to July 9, 1999. (See Note
(8), Events Subsequent to June 30, 1999)

(6) The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This standard requires companies to disclose certain changes in equity not represented in net income such as foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. These items are components of other comprehensive income which, when added to net income, represent total comprehensive income. The Company translates the currency of its Ireland subsidiary which comprises the only element of other comprehensive income. Total comprehensive income for the quarter and six months ending June 30, 1999 was, respectively (in thousands) $1,115 and $1,902.

(7)       Forward-Looking Information
   This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "should," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.

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

(8)   Events subsequent to June 30, 1999:
   On July 6, 1999 UM extended the expiration date of its tender offer from July 9, 1999 to July 23, 1999 and increased the number of shares it was seeking in the offer from 800,000 to 1,000,000. The price per share remained at $8.00.

   On August 9, 1999 UM reported final results of its tender offer. A total of 1,273,322 shares were validly tendered and not withdrawn, and 1,153,945 of those shares were purchased by the Company at a price of $8.00 per share. The shares purchased represent about 15% of shares outstanding prior to the tender offer.

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

 a)  Overview
   All key measures of UM's financial performance were positive in 2Q 1999 compared to 2Q 1998. Sales in 2Q 1999 increased 8% from 2Q 1998, due to the contribution from GescoR neonatal products. Gross margins improved as manufacturing costs increased at less than half the rate of the sales increase. Further leverage in operating margins was obtained in 2Q 1999 as a result of holding operating expenses flat as sales increased, compared to 2Q 1998. Earnings per share (EPS) increased 30% in 2Q 1999 compared to 2Q 1998. Over the same period, EPS grew faster than operating profits, despite a decrease in other income, because there were 680,000 fewer shares outstanding in 2Q 1999. Results for the first half (1H) of 1999 compared to 1H 1998 in a similar way with the quarterly results comparisons detailed above, except EPS did not increase as much. Other income declined $406 in 1H 1999 compared to 1H 1998, mainly due to UM's receipt of a $321 payment for use of its technology in 1Q 1998, which did not recur in 1H 1999. With a strong cash flow, UM was able to reduce its long term debt balance by $1.3 million as well as repurchase 452,000 shares of its stock for $2.8 million in 1H 1999.

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

   Sales in the obstetrics product category were $3,426 in 2Q 1999, compared to $3,633 in 2Q 1998. First half 1999 sales of obstetrics products were $6,828 compared to $7,031 in 1H 1998. The decline was due to weakness in vacuum-assisted delivery system (VADS) sales. In April 1999, UM introduced a mushroom shaped soft rubber cup, the Secure Cup , designed to provide a balance between holding power and safety.

   Gynecology/electrosurgery/urology product sales were up 2% in 2Q 1999 over 2Q 1998, and represented 15% of total revenues. Sales in this category were $1,081 in 2Q 1999, compared to $1,059 in 2Q 1998. Comparing 1H 1999 to 1H 1998, gynecology/electrosurgery/urology sales were $2,118 and $2,082, respectively. Gains in sales of LibertyR, Pathfinder , and loop electrodes were offset somewhat by lower sales of OEM vacuum erection pumps. With the recent completion of an independent study concluding that UM's patented EpitomeR scalpel provides a significant improvement over standard electrosurgical blades in wound healing and patient comfort, UM looks to improve sales of its electrosurgical electrodes during the remainder of 1999. Marketing this group of products requires multiple sales call points and extensive clinical training and familiarization time with users, among other economic challenges.

   In late July 1998, a significant UM initiative was the acquisition of the neonatal product line of Gesco International. Because of the acceptance of the renowned Gesco products and their growth potential, UM now separates neonatal product sales and BPM product sales. Compared to 2Q 1998 and 1H 1998, UM's 2Q 1999 and 1H 1999 neonatal product sales grew 374% and 366%, respectively. Neonatal product sales were $940 in 2Q 1999, compared to $198 in 2Q 1998, and represented 13% of total revenues in 2Q 1999. Sales in this product category were $1,766 in 1H 1999, compared to $379 in 1H 1998. UM's growth throughout 1999 is expected to be primarily driven by the neonatal product line.

   BPM and accessories sales represented 26% of 2Q 1999 sales, declining 2% from the same quarter of the prior year. Sales of BPM products in 2Q 1999 were $1,873, compared to $1,897 in 2Q 1998, and were $3,626 in 1H 1999 compared to $3,665 in 1H 1998. In this category, UM depends heavily on the marketing efforts of other medical device companies (the OEM channel), both in the U.S. and overseas. Global OEM sales declined 7% in 2Q 1999 from 2Q 1998 and 8% in 1H 1999 compared to the same period of 1998. Global OEM sales in 2Q 1999 were 15% of total sales, compared to 17% in 2Q 1998 and 14% of 1H 1999 sales compared to 16% of 1H 1998 sales. UM projects demand for its well-accepted BPM products will remain stable for the foreseeable future.

   Foreign sales were $1,375 and $2,571 in 2Q and 1H 1999, respectively, compared to $1,235 and $2,477 in 2Q and 1H 1998, respectively. Foreign sales represented 19% of global sales in 2Q 1999 compared to 18% in the same quarter of 1998. The increase is due to higher direct foreign sales, across all four product categories. Ireland operations shipped 58% and 61% of foreign sales in 2Q and 1H 1999, respectively, compared with 66% and 63% in the same periods of 1998, respectively. Ob/Gyn and neonatal foreign sales increased 30% to $312 in 2Q 1999 compared to $240 in 2Q 1998. Ob/Gyn and neonatal product sales were 23% of 2Q 1999 foreign sales, compared to 19% in 2Q 1998. UM expects to continue to increase foreign sales as it recruits effective international distributors.

 c)  Gross Profit
   The average gross profit margin (GPM), the surplus remaining after subtracting costs of manufacturing products from net revenues, in 2Q and 1H 1999 was 53% compared to 50% in 2Q and 1H of 1998. Manufacturing operations in all locations (Ireland, Oregon and Utah) performed very well in 2Q and 1H 1999. UM management believes that achieving an average GPM above 50% is necessary to successfully cover the significant sales and marketing, research and development, and administrative expenses associated with a growth company in a highly complex and competitive marketplace. The improving average GPM trend is explained by observing that UM has become less dependent on lower margin OEM sales, has developed its own direct sales force to replace lower margin sales through distributors, and has increased revenues without a comparable increase in manufacturing overhead.

 d)  Income from Operations
   Operating profit, or income from operations, is the surplus remaining after subtracting operating expenses from gross profits. Operating expenses are subdivided into sales, general and administrative expenses (SG&A) and research and development expenses (R&D). UM further divides SG&A into the two categories of sales and marketing expenses (S&M) and general and administrative expenses (G&A). In both 2Q and 1H 1999, operating profits increased about 28%, more than three times the growth rate in sales for both periods, and about two times the growth rate in gross profits over the same periods. Total operating expenses were 25.5% and 26.5% of sales in 2Q and 1H 1999, respectively, compared to 27.4% and 27.9% of sales in 2Q and 1H 1998, respectively.

   SG&A expenses in 2Q 1999 decreased to 23.5% of revenues from 23.6% of 2Q
1998 revenues, and were 24.0% on 1H 1999 revenues compared to 24.4% of 1H 1998 revenue. The G&A expenses portion increased to $758 in 2Q 1999 from $633 in 2Q 1998, and to $1,497 in 1H 1999 from $1,299 in 1H 1998, due mostly to increased expenses from goodwill amortization (GWA) associated with recent acquisitions. GWA was $284 in 1H 1999, compared to $168 in 1H 1998. Since the result of the acquisitions were marketable new products for UM, these expenses can be regarded as a surrogate to R&D expenses although they are captured in G&A.

   S&M expenses are the costs of promoting, selling and providing customer support of UM's products. Although sales and GPMs improve when sales are made through directly employed sales representatives in lieu of independent distributors or OEM customers, S&M operating expenses increase as an offset. Global sales in 2Q and 1H 1999 increased 8% and 9%, respectively, while S&M expenses decreased slightly in 2Q 1999 and increased just 1% in 1H 1999, improving the productivity of S&M resources. The majority of UM's S&M expenses pertain to the U.S. "direct sales" portion of its business. U.S. direct sales increased 12% in 1H 1999 from the same period of 1998. At the end of 1998, UM terminated all former Gesco distributors and one other U.S. distributor previously representing about 3% of domestic direct sales.

   R&D expenses in 2Q and 1H 1999 were 1.9% and 2.5% of sales, respectively, compared to 3.8% and 3.5% of sales in 2Q and 1H 1998, respectively. For the last six quarters, UM's fetal tissue pH project has consumed about 60% of total R&D expenses. During that time, UM has not achieved some important milestones relating to the calibration of the device in living tissue. Because of that, UM has focused it's efforts and reduced spending on this project. Other key R&D projects receiving funding include development of the Fowler Endocurette, enhancements to both CMI VADS and Gesco neonatal product lines, and continuing improvements to Liberty, Deltran Plus and Cordguard. A number of important improvements in materials and configuration of components were also achieved
which will reduce manufacturing costs and/or increase product quality.   At UM,
R&D resources are kept involved in the support of manufacturing processes, as UM finds it makes long term sense to keep its most technical people involved with products throughout their life cycles.

 e)  Non-operating (Other) income.
   Non-operating income includes primarily royalties from licensing UM's technology to other companies, but also interest and capital gains from investing the Company's cash offset by interest expenses and bank fees on the revolving line of credit, and gains or losses from the sale of assets. Non-operating income in 2Q 1999 was $106, compared to $171 in 2Q 1998. For first half 1999, non-operating income was $221 compared to $627 in 1H 1999. There was an unusual payment received in 1Q 1998 for the use of UM's pressure monitoring technology, which is subject to a confidentiality agreement. Royalties received in 2Q 1999 were $61 less than in 2Q 1998, and were $80 less in 1H 1999 than in 1H 1998. Interest expenses and bank fees associated with the line of credit were $40 in 2Q 1999 compared to $68 in 2Q 1998. Assuming no change in current interest rates and no new borrowing to finance an unusual capital requirement, total 1999 net non-operating income, after completion of the tender offer, is expected to be about $212. Royalties received vary from period to period depending on the desire and/or success of other companies in selling products licensed by UM, and the remaining life of UM's patents.

 f)  Earnings Before Income Taxes
   Earnings before income taxes (EBT) result from adding UM's non-operating income to its operating profits. Second quarter and first half 1999 EBT, as a percentage of sales, was 28.9% and 27.8%, respectively, compared to 25.2% and 27.0% in 2Q and 1H 1998, respectively. These profits are comparable to profits generated by well-performing companies with twice or more the sales of UM. EBT in 2Q and 1H 1999 were up 22.0% and 11.9%, respectively, relative to the same periods of prior year.

 g)  Net Income and EPS
   Net Income is EBT minus income taxes. UM's Net Income expressed as a percentage of sales ranks in the top tier of all U.S. publicly-traded companies at 18% and 17% for 1H 1999 and 1998, respectively. Net Income in 2Q 1999 was up 19.7% from 2Q 1998. The effective income tax rate in 2Q 1999 was 36.2% compared to 35.0% in 2Q 1998. The first half 1999 tax rate was 36.0% compared to 35.8% in 1H 1998. Fluctuations in the tax rate result from 1) the use of a foreign sales corporation, 2) differences in distribution of state income taxes, 3) differences in profitability of the Ireland subsidiary which is taxed at a 10% rate on manufactured products, 4) changes in the amount of non-deductible goodwill expense resulting from a new acquisition, and 5) other factors such as R&D tax credits and actual litigation costs versus accrued expenses. The amortization of goodwill associated with the 1997 Columbia Medical, Inc. acquisition is not tax deductible.

   Earnings per share is Net Income divided by the number of shares of stock outstanding (diluted to take effect for stock options awarded which have exercise prices below the current market value). Diluted 2Q 1999 EPS were up 30% compared to 2Q 1998, and 1H 1999 EPS increased 19% compared to the same period of 1998. Second quarter 1999 weighted average diluted common shares (the number used to calculate diluted EPS) (in thousands) were down 8.2% compared to 2Q 1998. First half 1999 diluted shares decreased 9.6% from 1H 1998. Actual outstanding common shares as of June 30, 1999 (in thousands) were 7,596, compared to 8,313 shares at June 30, 1998. As of early August 1999, UM is completing a tender offer under which it is purchasing about 1.15 million shares, about 15% of shares outstanding at June 30, 1999. Future EPS can be increased by investing current Net Income to increase future net profits through expanded product offerings and profitable business operations, or by repurchasing stock, thereby reducing the number of outstanding shares. UM believes that shareholder value is improved by consistently increasing EPS.

 h)  Return on shareholders' equity  (ROE).
   Return On Shareholders' Equity (ROE) is the portion of net income retained by UM to internally finance its growth, divided by average accumulated shareholders' equity during the period. This ratio determines how fast the Company can afford to grow without external equity financing that would dilute shareholder interests. For example, a 20% ROE will support 20% growth in revenues. Achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. ROE in 2Q 1999 was 21%, compared to 19% in 1Q 1998.

First half 1999 ROE was 20% compared 19% in 1H 1998.

 i)  Cash Flows
   EBITDA (EBT, adjusted for non-cash depreciation and amortization expenses, asset dispositions, and interest expense and bank fees associated with the line of credit) is a good measure of UM's ability to generate cash. First half 1999 EBITDA were $5,108, up 8% from $4,737 in 1H 1998, or as a ratio of sales, 36% in both periods. EBITDA has averaged 35% of sales over the last five years. The extraordinarily strong cash generation performance resulted from a combination of excellent operating earnings, depreciation of existing assets greatly exceeding replacement assets, and receipt of payments for the use of UM's technology. Because of EBITDA performance, UM was able to reduce its long term revolving line of credit balance at the same time it repurchased its own stock.

   Cash (and equivalent) balances were $1,077 at the end of 1H 1999, a reduction of $290 from December 31, 1998. The decrease was primarily due to the exercise and expiration of put contracts which required UM to set aside the full purchase price of the stock under contract. UM effectively maintains zero-balance "sweep" cash account balances that minimize the line of credit balance, except for amounts held to meet operating requirements in Ireland and separate physical reserves set aside for litigation expenses.

   Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, was essentially the same in both 1H 1999 and 1998. Net working capital changes provided $614 to 1H 1999 cash, with the largest contributions (adjusted for exchange rate changes) being a $743 reduction in inventories and a $285 decrease in accrued interest and other receivables, offset partially by a $390 decrease in accrued expenses.

   Investing activities in 1H 1999 were comprised almost entirely in improvements to property and equipment. Financing activities in 1H 1999 used cash of $1,343 to reduce the line of credit balance. In addition, 452,000 shares of stock were repurchased at an average cost, including commissions, of $6.15 per share. UM received $22 in 1H 1999 compared to $58 in 1H 1999 from issuing stock (on exercise of employee options).

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

 j)  Assets and Liabilities
   First half-ending total assets were lower primarily because of stock repurchases, from reductions in inventories and other current assets, and because purchases of new property and equipment and intangibles were less than one-half depreciation and amortization rates. Inventory turns increased to 3.9 in 2Q 1999 from 2.7 in 2Q 1998 due to higher sales together with lower inventory levels.

   The working capital decline of  $952 in 1H 1999 was primarily the result of
reductions in accounts receivable and  inventories.   Through its excellent
profitability, UM expects to internally finance any working capital growth that is needed to support growth in sales activity. In 1Q 1999, UM's total debt ratio dropped to 14% of total assets from 19% at the end of 1998, due mainly to reductions in the line of credit.

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

   UM's growing number of gynecology practice tools are intended to leverage UM's activity with physicians outside the hospital. The niche markets for which UM's gynecology/electrosurgery/urology products are targeted have proven to require many and varied marketing initiatives. They require individual user training together with clear evidence of improved outcomes. UM's financial strength and stability allows it to patiently investigate economic ways to increase the rate of adoption of its newer products.

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

 A complete inventory of all known internal systems (both Information Technology and Non-IT), along with testing of those systems has been completed. Following upgrade or replacement, along with subsequent testing of systems initially identified as non-compliant, UM now believes its internal systems are Y2K compliant. The version of the integrated manufacturing control software (Dataworks) UM uses has been upgraded and successfully tested.

 UM has surveyed those outside vendors it considers critical to its business, including utilities and other providers of auxiliary systems, regarding their Y2K readiness. Response assessment and implementation of appropriate remedial action is expected to continue throughout 1999.

Costs

 UM does not expect its Y2K costs to be material. UM's products are all compliant and all significant replacements or upgrades to internal systems are complete. Total cost expected to be less than (in thousands) $75.


Risks

 As UM's products do not incorporate date codes, Y2K risks based on its products are minor. Because the major internal systems UM relies on have been confirmed compliant, the risk of these systems failing also appears to be low. However, although considered unlikely, it is possible that a major Y2K problem might be identified. UM has competent employees who it believes can find solutions to problems identified. Perhaps the greatest internal risk would be from a Y2K issue that remains hidden despite diligent testing. If such a problem developed either shortly before or after January 1, 2000, UM could face delays and costs that might be material to its business.

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

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a)  Exhibits:

             SEC
Exhibit #  Reference  # Title of Document
--------   ---------  ------------------------
   1         27        Financial data schedule

   b) Reports on Form 8-K:

      During the quarter ended June 30, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UTAH MEDICAL PRODUCTS, INC.

                                  REGISTRANT


Date: 8/12/99                     By: /s/ Kevin L. Cornwell
                                        CEO and CFO