Form 10-Q
period 1999-09-30
UTAH MEDICAL PRODUCTS INC
filed 1999-11-12
CIK 706698

UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C.  20549
                             -----------------------

                                    FORM 10-Q
                                    ---------

                  Quarterly Report Under Section 13 or 15(d) of
                  ---------------------------------------------
                       The Securities Exchange Act of 1934
                       -----------------------------------



For  quarter  ended:  September  30, 1999           Commission File No. 1-12575
                                                                       --------


                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


            UTAH                                             87-0342734
     -----------------                                   ---------------
     (State  or  other  jurisdiction  of               (I.R.S.  Employer
     incorporation  or  organization)                 Identification  No.)


                               7043 South 300 West
                               Midvale, Utah  84047
                        --------------------------------
                     Address of principal executive offices


Registrant's  telephone  number:     (801)  566-1200
                                     ---------------


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

  The number of shares outstanding of the registrant's common stock as of November 11, 1999: 6,453,000
                      ---------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------

PART  I  -  FINANCIAL  INFORMATION                                          PAGE
                                                                            ----


  Item  1.  Financial  Statements

     Consolidated  Condensed  Balance  Sheets  as  of
     September  30,  1999  and  December  31,  1998                           1

     Consolidated  Condensed  Statements  of  Income  for  the
     three  and  nine  months  ended  September  30, 1999 and
     September 30, 1998                                                       2

     Consolidated  Condensed  Statements  of  Cash  Flows  for  the
     nine months ended September 30, 1999 and September 30, 1998              3

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
ITEM  1.  FINANCIAL  STATEMENTS

                 UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                   CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                   -------------------------------------------
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                    ----------------------------------------
                           (in thousands - unaudited)



ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .  SEPTEMBER 30, 1999    DECEMBER 31, 1998
---------------------------------------------------------  --------------------  -------------------

CURRENT ASSETS:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $               569   $            1,367
Accounts receivable - net . . . . . . . . . . . . . . . .                4,441                4,531
Inventories . . . . . . . . . . . . . . . . . . . . . . .                3,344                4,048
Other current assets. . . . . . . . . . . . . . . . . . .                  641                  597
                                                                        -------             -------
Total current assets. . . . . . . . . . . . . . . . . . .                8,995               10,543

PROPERTY AND EQUIPMENT - NET. . . . . . . . . . . . . . .               11,494               12,489

INTANGIBLE ASSETS - NET . . . . . . . . . . . . . . . . .                8,418                8,936
                                                           --------------------  -------------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .  $            28,907   $           31,968
                                                           ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------

CURRENT LIABILITIES:
Accounts payable. . . . . . . . . . . . . . . . . . . . .  $               560   $              525
Accrued expenses. . . . . . . . . . . . . . . . . . . . .                1,810                1,886
Deferred revenue. . . . . . . . . . . . . . . . . . . . .                    0                    2
                                                           --------------------  -------------------

Total current liabilities . . . . . . . . . . . . . . . .                2,370                2,413

NOTES PAYABLE . . . . . . . . . . . . . . . . . . . . . .                8,538                3,098

DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . .                  356                  440
                                                           --------------------  -------------------

Total liabilities . . . . . . . . . . . . . . . . . . . .               11,264                5,951
                                                           --------------------  -------------------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value; authorized - 5,000
  shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000
  shares; issued - September 30, 1999, 6,453 shares
  December 31, 1998, 8,046 shares . . . . . . . . . . . .                   65                   80
Cumulative foreign currency translation adjustment. . . .                 (973)                (509)
Retained earnings . . . . . . . . . . . . . . . . . . . .               18,551               26,446
Total stockholders' equity. . . . . . . . . . . . . . . .               17,643               26,017
                                                           --------------------  -------------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .  $            28,907   $           31,968
                                                           ====================  ===================
see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE
             -------------------------------------------------------
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
      ---------------------------------------------------------------------
                           (in thousands - unaudited)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                          -------------       -------------
                                                           1999    1998       1999     1998
                                                          ------  ------     -------  -------
NET SALES. . . . . . . . . . . . . . . . . . . . . . . .  $7,568  $7,150     $21,905  $20,311

COST OF SALES. . . . . . . . . . . . . . . . . . . . . .   3,464   3,430      10,244    9,983
                                                          ------  ------     -------  -------

GROSS MARGIN . . . . . . . . . . . . . . . . . . . . . .   4,104   3,720      11,661   10,328
                                                          ------  ------     -------  -------

EXPENSES:

Selling, general and administrative. . . . . . . . . . .   1,658   1,707       5,092    4,918
Research & development . . . . . . . . . . . . . . . . .     194     231         556      697
                                                          ------  ------     -------  -------

Total. . . . . . . . . . . . . . . . . . . . . . . . . .   1,852   1,938       5,648    5,615
                                                          ------  ------     -------  -------

INCOME FROM OPERATIONS . . . . . . . . . . . . . . . . .   2,252   1,782       6,013    4,713

OTHER INCOME . . . . . . . . . . . . . . . . . . . . . .      71     209         293      836
                                                          ------  ------     -------  -------

INCOME BEFORE INCOME TAX EXPENSE . . . . . . . . . . . .   2,323   1,991       6,305    5,549

INCOME TAX EXPENSE . . . . . . . . . . . . . . . . . . .     836     701       2,270    1,973
                                                          ------  ------     -------  -------

NET INCOME . . . . . . . . . . . . . . . . . . . . . . .  $1,486  $1,290     $ 4,035  $ 3,576
                                                          ======  ======     =======  =======

BASIC EARNINGS PER SHARE . . . . . . . . . . . . . . . .  $ 0.22  $ 0.16     $  0.54  $  0.43
                                                          ======  ======     =======  =======

DILUTED EARNINGS PER SHARE . . . . . . . . . . . . . . .  $ 0.22  $ 0.16     $  0.54  $  0.43
                                                          ======  ======     =======  =======

SHARES OUTSTANDING - BASIC . . . . . . . . . . . . . . .   6,727   8,297       7,435    8,305
                                                          ======  ======     =======  =======

SHARES OUTSTANDING - DILUTED . . . . . . . . . . . . . .   6,774   8,317       7,448    8,320
                                                          ======  ======     =======  =======

see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
       -------------------------------------------------------------------
                           (in thousands - unaudited)

                                                                 SEPTEMBER 30,
                                                                -------------
                                                                   1999      1998
                                                               ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,035   $ 3,576
                                                               ---------  --------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . .     1,615     1,518
    Provision for (recovery of) losses on accounts receivable       (20)       26
    (Gain)/Loss on disposal of assets . . . . . . . . . . . .        (1)      439
    Deferred income taxes . . . . . . . . . . . . . . . . . .       (94)      (24)
    Tax benefit attributable to exercise and disposition
      of incentive stock options and stock purchase rights. .         1         0
Changes in operating assets and liabilities:
    Accounts receivable - trade . . . . . . . . . . . . . . .      (312)      256
    Accrued interest and other receivables. . . . . . . . . .       370      (727)
    Inventories . . . . . . . . . . . . . . . . . . . . . . .       754     1,717
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . .       (34)       (3)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .        35       (94)
    Accrued expenses. . . . . . . . . . . . . . . . . . . . .       (88)      163
    Deferred revenue. . . . . . . . . . . . . . . . . . . . .        (2)      (64)
                                                               ---------  --------
Total adjustments . . . . . . . . . . . . . . . . . . . . . .     2,224     3,207
                                                               ---------  --------
Net cash provided by operating activities . . . . . . . . . .     6,259     6,783
                                                               ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment. . . . . . . . . . . . . . . . . .      (535)     (337)
    Intangible assets . . . . . . . . . . . . . . . . . . . .        (2)     (289)
Proceeds from sale of property and equipment. . . . . . . . .         1        11
Net cash paid in acquisition. . . . . . . . . . . . . . . . .              (4,188)
                                                               ---------  --------
Net cash used in investing activities . . . . . . . . . . . .      (536)   (4,803)
                                                               ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock. . . . . . . . . . . .        98        58
Common stock purchased and retired. . . . . . . . . . . . . .   (12,058)     (448)
Increase in note payable. . . . . . . . . . . . . . . . . . .     5,444        49
                                                               ---------  --------
Net cash used in financing activities . . . . . . . . . . . .    (6,516)     (341)
                                                               ---------  --------

Effect of exchange rate changes on cash . . . . . . . . . . .        (4)       42

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . .      (798)    1,681

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . .     1,367       951
                                                               ---------  --------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . .  $    569   $ 2,632
                                                               =========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes. . . . . . . .  $  2,247   $ 1,606
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . .  $    167   $   243
see notes to consolidated condensed financial statements

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

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

(2) Inventories at September 30, 1999 and December 31, 1998 (in thousands) consisted of the following:

                                        September 30,           December 31,
                                             1999                  1998
                                        ---------               ---------
          Finished  goods                $   899                 $  1,041
          Work-in-process                    868                      771
          Raw  materials                   1,577                    2,236
                                          ------                    -----
          Total                           $3,344                   $4,048
                                          ======                   ======


(3) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 2000. UM believes that the adoption of SFAS 133 will not have a material effect on the financial statements of the Company.

(4) On August 9, 1999, UM reported final results of its tender offer announced May 26, 1999. A total of 1,273,322 shares were validly tendered and not withdrawn, and 1,153,945 of those shares were purchased by the Company at a price of $8.00 per share. The shares purchased represent about 15% of shares outstanding prior to the tender offer.

(5) The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This standard requires companies to disclose certain changes in equity not represented in net income such as foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. These items are components of other comprehensive income which, when added to net income, represent total comprehensive income. The Company translates the currency of its Ireland subsidiary which comprises the only element of other comprehensive income. Total comprehensive income for the quarter and nine months ending September 30, 1999 was, respectively (in thousands) $1,684 and $3,585.

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

     a)     Overview
          All  key  measures  of  UM's financial performance were positive in 3Q
1999 compared to 3Q 1998. Sales in 3Q 1999 increased 6% from 3Q 1998. Gross profit margins set a new UM record at 54.2% of sales. Further leverage was achieved in operating margins as operating expenses declined 4% in 3Q 1999 from 3Q 1998. Earnings per share (EPS) increased 41% in 3Q 1999 compared to 3Q 1998. Over the same period, EPS grew faster than operating profits, because there were 1,543,000 fewer diluted shares outstanding in 3Q 1999. Results for the first nine months (9M) of 1999 compared to 9M 1998 in a similar way. Other income declined $543 in 9M 1999 compared to 9M 1998, mainly due to UM's receipt of payments for use of its technology in 1Q and 3Q 1998, neither of which recurred in 9M 1999. Sales from UM's 1998 acquisition of the neonatal product line of Gesco International Inc. and Bard Access Systems, Inc. were included in UM's results for the first time in third quarter 1998. With a strong cash flow, UM's long term debt balance increased by just $5.4 million in 9M 1999, despite repurchase of 1,606,000 shares of its stock for $12.1 million during that time.

     b)     Revenues
          Following the acquisition of the Gesco neonatal product line from CR Bard in third quarter 1998, UM divides its sales into four product-line categories: 1) obstetrics, comprising labor and delivery management tools for monitoring fetal and maternal well-being, for improving clinician safety and for ease in performing delivery procedures; 2) gynecology/electrosurgery/urology, consisting of tools for gynecological office/clinician practices, including LETZ, endometrial sampling, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools; 3) neonatal, comprising devices for gaining vascular access, administering vital fluids, maintaining a neutral thermal environment, and other specialized tools used in the care of critically-ill infants; and 4) blood pressure monitoring/accessories/other, consisting of transducer systems for invasively monitoring blood pressure on a continuous basis, along with products sold on an OEM basis to other companies. UM's primary revenue contributors generally enjoy a dominant market share and typically have important product features protected by patents.
          Sales in the obstetrics product category were $3,614 in 3Q 1999, compared to $3,880 in 3Q 1998. First nine months 1999 sales of obstetrics products were $10,442 compared to $10,911 in 9M 1998. The decline was due mainly to weakness in vacuum-assisted delivery system (VADS) sales. In April 1999, UM introduced a mushroom shaped soft rubber cup, the Secure Cup , designed to provide a balance between holding power and safety. In September 1999, UM announced that Novation LLC, the supply company of VHA Inc. and the University HealthSystem Consortium, has awarded a sole source supply agreement to UM for the Intran Plus family of products. Members of Novation deliver about one-third of births in the U.S. UM believes the new partnership of its direct sales resources with the excellent Novation marketing team will help create opportunities for UM to engage in effective communications with clinicians that it otherwise might not enjoy. Novation has a history of considering the needs of its Members' clinicians, and establishing supply agreements based on quality, reliability and other clinical considerations in addition to financial considerations. As a result of the agreement, UM expects to increase unit sales of its IUPCs to Novation Members.
          Gynecology/electrosurgery/urology product sales were up 4% in 3Q 1999 over 3Q 1998, and represented 15% of total revenues. Sales in this category were $1,111 in 3Q 1999, compared to $1,072 in 3Q 1998. Comparing 9M 1999 to 9M 1998, gynecology/electrosurgery/urology sales were $3,229 and $3,154, respectively. Gains in sales of Liberty , Pathfinder , Epitome and loop electrodes were offset somewhat by lower sales of OEM vacuum erection pumps. Marketing this group of products requires multiple sales call points and extensive clinical training and familiarization time with users, among other economic challenges.
          In late July 1998, a significant UM initiative was the acquisition of the neonatal product line of Gesco International. Because of the acceptance of the renowned Gesco products and their growth potential, UM now separates neonatal product sales and BPM product sales. Compared to 3Q 1998 and 9M 1998, UM's 3Q 1999 and 9M 1999 neonatal product sales grew 59% and 173%, respectively. Neonatal product sales were $1,009 in 3Q 1999, compared to $636 in 3Q 1998, and represented 13% of total revenues in 3Q 1999. Sales in this product category were $2,774 in 9M 1999, compared to $1,015 in 9M 1998. UM's growth throughout 1999 has been primarily driven by the neonatal product line.
          BPM and accessories sales represented 24% of 3Q 1999 sales, increasing 2% from the same quarter of the prior year. Sales of BPM products in 3Q 1999 were $1,834, compared to $1,563 in 3Q 1998, and were $5,460 in 9M 1999 compared to $5,231 in 9M 1998. In this category, UM depends heavily on the marketing efforts of other medical device companies (the OEM channel), both in the U.S. and overseas. Global OEM sales increased 5% in 3Q 1999 from 3Q 1998 and decreased 3% in 9M 1999 compared to the same period of 1998. Global OEM sales in both 3Q 1999 and 1998 were 14% of total sales, and were 14% of 9M 1999 sales compared to 16% of 9M 1998 sales. UM projects demand for its BPM products will remain stable for the foreseeable future.
          Foreign sales were $1,386 and $3,958 in 3Q and 9M 1999, respectively, compared to $1,084 and $3,561 in 3Q and 9M 1998, respectively. Foreign sales represented 18% of global sales in 3Q 1999 compared to 15% in the same quarter of 1998. The increase is due to higher direct foreign sales, across all four product categories. Ob/Gyn and neonatal foreign sales increased 20% to $332 in 3Q 1999 compared to $276 in 3Q 1998. Ob/Gyn and neonatal product sales were 24% of 3Q 1999 foreign sales, compared to 25% in 3Q 1998. UM expects to continue to increase foreign sales as it recruits effective international distributors.

     c)     Gross  Profit
          The gross profit margin (GPM), the surplus remaining after subtracting costs of manufacturing products from net revenues, in 3Q and 9M 1999 was 54% and 53%, respectively, compared to 52% and 51% in 3Q and 9M of 1998, respectively. Manufacturing operations in all locations (Ireland, Oregon and Utah) continued to perform well in 3Q 1999. UM management believes that achieving an average GPM above 50% is necessary to successfully cover the significant sales and marketing, research and development, and administrative expenses associated with a growth company in a highly complex and competitive marketplace. The improving average GPM trend is explained by observing that UM has become less dependent on lower margin OEM sales, has developed its own direct sales force to replace lower margin sales through distributors, and has increased revenues without a comparable increase in manufacturing overhead.

     d)     Income  from  Operations
          Operating profit, or income from operations, is the surplus remaining after subtracting operating expenses from gross profits. Operating expenses are subdivided into sales, general and administrative expenses (SG&A) and research and development expenses (R&D). UM further divides SG&A into the two categories of sales and marketing expenses (S&M) and general and administrative expenses (G&A). Operating profits increased 26% and 28% in 3Q and 9M 1999, respectively, each more than three times the growth rate in sales for both periods, and more than two times the growth rate in gross profits over the same periods. Total operating expenses were 24.4% and 25.8% of sales in 3Q and 9M 1999, respectively, compared to 27.1% and 27.7% of sales in 3Q and 9M 1998, respectively.
          SG&A expenses in 3Q 1999 improved to 21.9% of revenues from 23.9% of 3Q 1998 revenues, and were 23.2% of 9M 1999 revenues compared to 24.2% of 9M 1998 revenue. The G&A expenses portion increased to $736 in 3Q 1999 from $712 in 3Q 1998, and to $2,233 in 9M 1999 from $2,011 in 9M 1998, due essentially to increased expenses from goodwill amortization (GWA) associated with recent acquisitions. GWA was $427 in 9M 1999, compared to $290 in 9M 1998. Since the result of the acquisitions were marketable new products for UM, these expenses can be regarded as a surrogate to R&D expenses although they are captured in G&A.
          S&M expenses are the costs of promoting, selling and providing customer support of UM's products. Although sales and GPMs improve when sales are made through directly employed sales representatives in lieu of independent distributors or OEM customers, S&M operating expenses increase as an offset. Global sales in 3Q and 9M 1999 increased 6% and 8%, respectively, from the same periods of 1998, while S&M expenses decreased 7% and 2% in 3Q and 9M 1999, respectively, improving the productivity of S&M resources. The majority of UM's S&M expenses pertain to the U.S. "direct sales" portion of its business. U.S. direct sales increased 8% in 9M 1999 from the same period of 1998. Recruiting and training sales professionals who can effectively implement UM's solutions-oriented  approach  is  a  key  to  UM's  success.
          R&D  expenses  in  3Q  and  9M  1999  were  2.6%  and  2.5%  of sales, respectively,  compared  to  3.2%  and  3.4%  of  sales  in  3Q  and  9M  1998, respectively. Internal development of UM's fetal tissue pH project, which had consumed over half of R&D expenses since the end of 1997, was scaled back considerably in second and third quarter 1999. UM has not achieved some important milestones relating to the calibration of the device in living tissue. Other key R&D projects receiving funding include development of the Fowler Endocurette, enhancements to both CMI VADS and Gesco neonatal product lines, and continuing improvements to Liberty, Deltran Plus and Cordguard. A number of important improvements in materials and configuration of components have been achieved in 1999 which will reduce manufacturing costs and/or increase product
quality.   At  UM,  R&D  resources  are  kept  involved  in  the  support  of manufacturing processes, as UM finds it makes long term sense to keep its most technical people involved with products throughout their life cycles.

     e)     Non-operating  (Other)  income.
          Non-operating income includes primarily royalties from licensing UM's technology to other companies, but also interest and capital gains from investing the Company's cash offset by interest expenses and bank fees on the revolving line of credit, and gains or losses from the sale of assets. Non-operating income in 3Q 1999 was $71, compared to $209 in 3Q 1998. For 9M 1999, non-operating income was $293 compared to $836 in 9M 1998. In both 1Q and 3Q 1998, UM enjoyed one-time payment from others' use of its pressure monitoring technology. Royalties received in 3Q 1999 were $18 less than in 3Q 1998, and were $98 less in 9M 1999 than in 9M 1998. Interest expenses and bank fees associated with the line of credit were $93 in 3Q 1999 compared to $89 in 3Q 1998. Royalties received vary from period to period depending on the desire and/or success of other companies in selling products licensed by UM, and the remaining life of UM's patents.

     f)     Earnings  Before  Income  Taxes
          Earnings before income taxes (EBT) result from adding UM's non-operating income to its operating profits. Third quarter and first nine months 1999 EBT, as a percentage of sales, were 30.7% and 28.8%, respectively, compared to 27.8% and 27.3% in 3Q and 9M 1998, respectively. These profits are comparable to profits generated by well-performing companies with twice or more the sales of UM. EBT in 3Q and 9M 1999 were up 16.7% and 13.6%, respectively, relative to the same periods of 1998.

     g)     Net  Income  and  EPS
          Net Income is EBT minus income taxes. UM's Net Income expressed as a percentage of sales ranks in the top tier of all U.S. publicly-traded companies at 18% for 9M of both 1999 and 1998. Net Income in 3Q 1999 increased 15% from 3Q 1998. The effective income tax rate in 3Q 1999 was 36.0% compared to 35.2% in 3Q 1998. The first nine months 1999 tax rate was 36.0% compared to 35.6% in 9M 1998. Fluctuations in the tax rate result from 1) the use of a foreign sales corporation, 2) differences in distribution of state income taxes, 3) differences in profitability of the Ireland subsidiary which is taxed at a 10% rate on manufactured products, 4) changes in the amount of nondeductible goodwill expense resulting from a new acquisition, and 5) other factors such as R&D tax credits and actual litigation costs versus accrued expenses. The amortization of goodwill associated with the 1997 Columbia Medical, Inc. acquisition is not tax deductible.
          Earnings per share is Net Income divided by the number of shares of stock outstanding (diluted to take effect for stock options awarded which have exercise prices below the current market value). Diluted 3Q 1999 EPS were up 41% compared to 3Q 1998, and 9M 1999 EPS increased 26% compared to the same period of 1998. Third quarter 1999 weighted average diluted common shares (the number used to calculate diluted EPS) were down 19% compared to 3Q 1998. First nine months 1999 diluted shares decreased 10% from 9M 1998. Actual outstanding common shares as of September 30, 1999 (in thousands) were 6,453, compared to 8,229 shares at September 30, 1998. In 3Q 1999, UM completed a tender offer under which it purchased 1.15 million shares, about 15% of shares then outstanding. Future EPS can be increased by investing current Net Income to increase future net profits through expanded product offerings and profitable business operations, or by repurchasing stock, thereby reducing the number of outstanding shares. UM believes that shareholder value is improved by consistently increasing EPS.

     h)     Return  on  shareholders'  equity  (ROE).
          Return on Shareholders' Equity (ROE) is the portion of net income retained by UM to internally finance its growth, divided by average accumulated shareholders' equity during the period. This ratio determines how fast the Company can afford to grow without external equity financing that would dilute shareholder interests. For example, a 20% ROE will support 20% growth in revenues. Achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. ROE in 3Q 1999 was 28%, compared to 20% in 3Q 1998.
First  nine  months  1999  ROE  was  25%  compared  to  20%  in  9M  1998.

     i)     Cash  Flows
          EBITDA (EBT, adjusted for non-cash depreciation and amortization expenses, asset dispositions, and interest expense and bank fees associated with the line of credit) is a measure of UM's ability to generate cash. It may also be a better performance comparison measure when comparing to companies who have made acquisitions using "Pooling of Interests." First nine months 1999 EBITDA were $8,095, compared to $7,749 in 9M 1998. As a ratio of sales, EBITDA was 37% in 9M 1999 and 38% in 9M 1998. EBITDA has averaged 35% of sales over the last five years. The extraordinarily strong cash generation performance resulted from a combination of excellent operating earnings, depreciation of existing assets greatly exceeding replacement assets, and receipt of payments for the use of UM's technology. Because of EBITDA performance, UM was able to limit the increase in its long term debt to just $5,440 despite paying $12,058 to repurchase more than 1.6 million shares of its stock in 9M 1999.
          Cash (and equivalent) balances were $569 at the end of 9M 1999, a reduction of $798 from December 31, 1998. The decrease was primarily due to the exercise and expiration of put contracts which required UM to set aside the full purchase price of the stock under contract, along with lower cash balances in Ireland. UM effectively maintains zero-balance "sweep" cash account balances that minimize the line of credit balance, except for amounts held to meet operating requirements in Ireland and separate physical reserves set aside for litigation expenses.
          Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, was $524 lower in 9M 1999 than in 9M 1998. Net working capital changes provided $723 to 9M 1999 cash, with the largest contributions (adjusted for exchange rate changes) being a $754 reduction in inventories and a $370 decrease in accrued interest and other receivables, offset partially by a $312 increase in trade accounts receivable. Much larger decreases in inventories during 9M 1998 explain the higher net cash provided by operating activities in that period compared to 9M 1999.
          Investing activities in 9M 1999 were comprised almost entirely in improvements to property and equipment. Financing activities in 9M 1999 used cash of $6,516, including $12,058 to purchase 1,606,000 shares of UM stock, offset by an increase of $5,444 in the line of credit. UM received $98 in 9M 1999 compared to $58 in 9M 1999 from issuing stock (on exercise of employee options).
          Planned future 1999 capital expenditures will keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UM plans to use cash for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases while the price of the stock remains extremely undervalued, and, if available for a reasonable price, acquisitions that strategically fit UM's business and are accretive to performance.

     j)     Assets  and  Liabilities
          First nine months-ending total assets were lower primarily because of stock repurchases, from reductions in inventories and other current assets, and because purchases of new property and equipment and intangibles were just one-third depreciation and amortization amounts. Inventory turns increased to
4.1 in 3Q 1999 from 2.7 in 3Q 1998 due to higher sales together with lower inventory levels.
          The working capital decline of $1,505 in 9M 1999 was primarily the result of reductions in cash and inventories. Through its excellent profitability, UM expects to internally finance any working capital growth that is needed to support growth in sales activity. In 3Q 1999, UM's total debt ratio increased to 39% of total assets from 19% at the end of 1998, due mainly to increases in the line of credit.

     k)     Management's  Outlook
          UM will continue to place emphasis on improving its U.S. direct sales effectiveness. An experienced National Sales Manager, hired in mid 1999, is directing an extensive initiative to track communications and commitments throughout the sales cycle, and to see that every sales person understands the clinical value of every UM product.
          Access to U.S. hospital customers is increasingly constrained by group purchasing decisions. To be successful in its marketing programs, UM must provide clinicians with the information they need to make important judgments about using certain products in obtaining optimal clinical outcomes, which include minimizing risk of complications. UM must also be able to provide support for physicians to explain those needs to hospital administrators who are primarily focused on reducing current operating costs.
          UM's growing number of gynecology practice tools are intended to leverage UM's activity with physicians outside the hospital. The niche markets for which UM's gynecology/electrosurgery/urology products are targeted have proven to require many and varied marketing initiatives. They require individual user training together with clear evidence of improved outcomes. UM's financial strength and stability allow it to patiently investigate economic ways to increase the rate of adoption of its newer products.
          UM will continue to maintain a long-term perspective and seek to strengthen its disease management focus with physicians who it believes are ultimately responsible for their patients' well-being.

YEAR  2000
State  of  Readiness
--------------------
     UM believes it will experience no material adverse consequences from the "Year 2000 (Y2K) Problem," and is taking appropriate actions to see that it is prepared in all of its operations globally. UM has developed a Y2K plan it is using to identify and solve potential Y2K problems.
     The Company has determined that all of the products it sells are Y2K compliant since none use or process dates.
     An inventory of all known internal systems, along with testing of those systems has been completed. Following upgrade or replacement, along with subsequent testing of systems initially identified as noncompliant, UM believes its internal systems are Y2K compliant.
     UM has surveyed those outside vendors it considers critical to its business, including utilities and other providers of auxiliary systems, regarding their Y2K readiness. Response assessment and implementation of appropriate remedial actions are expected to continue throughout 1999.

Costs
-----
     UM does not expect its Y2K costs to be material. All significant replacements or upgrades to internal systems are complete. Total cost is expected to be less than (in thousands) $75.

Risks
-----
     As UM's products do not incorporate date codes, Y2K risks based on its products are minor. The risk of major internal systems failing is low based on testing and vendor assurances. However, although considered unlikely, it is possible that a major Y2K problem might be identified. UM has competent employees who it believes can find solutions to problems identified. Perhaps the greatest internal risk would be from a Y2K issue that remains hidden despite diligent testing. If such a problem developed either shortly before or after January 1, 2000, UM could face delays and costs that might be material to its business.
     UM believes external Y2K problems constitute a higher magnitude of risk to its business. If mission critical vendors do not timely and accurately report to UM their Y2K readiness, or adequately solve Y2K problems as anticipated, the Company's business could be materially impacted. If alternate vendors cannot be identified and qualified in time to replace vendors who are not Y2K compliant, UM's business could be negatively impacted.
     The failure of communications, financial and transportation systems could have a major negative impact on UM, as would the failure of local utilities to deliver water, natural gas, and electricity.

Contingency  Plans
------------------
     Execution of the Company's Y2K plan is UM's most important contingency plan. It not only helps identify what Y2K risks UM faces, but provides a framework for how to solve them. For example, UM is prepared to switch vendors and stock excess raw material and finished goods inventory to mitigate Y2K risks. UM employs skilled individuals who have the technical know-how to solve most challenges likely to be presented by the Y2K problem.
     UM believes that the most likely worst-case scenario would involve business interruptions of up to one or two weeks. UM believes it could solve such problems before they became major risks to its business. UM does not believe it can develop contingency plans to deal adequately with major external infrastructure failures such as in communications, transportation, or utilities. However, such failures would likely not impact UM any more than it would other businesses.

                           PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     a)     Exhibits:

               SEC
Exhibit  #     Reference  #        Title  of  Document
----------     ------------      -----------------------
   1               27            Financial  data  schedule


     b)    Reports  on  Form  8-K:
           During the quarter ended September 30, 1999, the Company filed no reports on Form 8-K.



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                              REGISTRANT





Date:    11/11/99       By:   /s/  Kevin  L.  Cornwell
      -------------         ------------------------------
                              Kevin  L.  Cornwell
                              CEO  and  CFO