Form 10-K
period 1999-12-31
UTAH MEDICAL PRODUCTS INC
filed 2000-03-30
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1999.

                     Commission File No.  0-11178
                                         ---------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

          Utah                                       87-0342734
--------------------------                        ---------------
(State  or  other  jurisdiction  of               (I.R.S.  Employer
incorporation  or  organization)                 Identification  No.)

                               7043 South 300 West
                               Midvale, UT 84047
                       ----------------------------------
                    (Address of principal executive offices)



Registrant's  telephone  number:   (801)  566-1200
                                 -----------------


Securities  registered  pursuant  to  Section  12(b)  of  the  Act:
                                        None
                                     -------


Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                               Title of each Class
                               -------------------
                          Common Stock, $.01 par value
                         Preferred Stock Purchase Rights


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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 2000, based on NASDAQ/NMS closing price:
$47,500,000.
        ---

     The number of shares outstanding of the registrant's common stock as of March 10, 2000: 6,442,011.
                   ---------


     DOCUMENTS  INCORPORATED  BY  REFERENCE

     List herein the documents incorporated by reference: The Company's definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.




     PART  I.
     -------

ITEM  I  -  BUSINESS.
     Utah Medical Products, Inc. ("UTMD" or "the Company") is in the business of producing cost-effective devices for the healthcare industry which are predominantly proprietary, disposable and for hospital use. Success depends on
1) recognizing needs of clinicians and patients, 2) rapidly designing or acquiring economical solutions which gain regulatory approval, 3) reliably producing products that meet those clinical needs, and then 4) selling through:

a) UTMD's   own   direct   channels  into  markets  where the Company enjoys an
   established reputation and has a critical mass of sales and support resources, or
b) establishing   relationships   with  other  medical companies that have the
   proper resources to effectively introduce and support the Company's products.

     UTMD's success in rapidly producing solutions comes from its proven ability to integrate a number of engineering and technical disciplines in electronics, software, mechanical packaging, instrumentation, optics and materials. The resulting proprietary products represent significant incremental improvements over existing clinical techniques. UTMD's experience is that, in the case of labor-saving devices, the improvement in cost-effectiveness of clinical procedures also leads to an improvement in overall healthcare including lower risk of complications. UTMD markets a broad range of medical devices used in the critical care areas, especially the neonatal intensive care unit (NICU), and the labor and delivery (L&D) department in hospitals, as well as products sold to outpatient clinics and physician's offices.

     The opportunity to apply solutions to recognized needs results from an excellent core of practicing clinicians who feed ideas to the Company, and key employees who are both clinical applications savvy and development engineering adept.

     UTMD's products are sold in the U.S. domestic market primarily through the Company's own direct sales representatives but also through independent manufacturers' representatives, specialty distributors and other medical device companies. Internationally, products are sold through other medical device companies and through independent medical products distributors. UTMD now has representation in all major global markets with approximately 100 international distributors.

     Negative factors that may adversely impact future performance include managed care reforms or hospital group buying decisions that may limit physicians' ability to choose certain products or procedures, new products introduced by other companies that displace UTMD's products, regulatory approval delays, changes in the Company's relationships with its distribution partners, and loss of key personnel.

     UTMD was formed as a Utah corporation in 1978. UTMD publicly raised equity capital one time in 1982. In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary located in Ireland, was formed to establish an international manufacturing capability. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in manufacturing and marketing vacuum-assisted obstetrical delivery systems. In July, 1998 UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc. On March 8, 2000, UTMD returned to the Nasdaq Stock Market after trading on the New York Stock Exchange for about 3 years. The Company was previously listed on Nasdaq for 14 years. The Company's corporate offices are located at 7043 South 300 West, Midvale, Utah 84047 USA. The corporate telephone number is (801) 566-1200. European operations are located at Garrycastle Industrial Estate, Athlone, County Westmeath, Ireland. The telephone number in Ireland is (902) 73932. CMI's mailing address is P.O. Box 1530, Redmond, Oregon 97756. The phone number in Oregon is (541) 548-7738.

PRODUCTS
--------

Labor  and  Delivery/  Obstetrics:
---------------------------------
Fetal  Monitoring  Accessories.


     About 60% of births are considered "higher risk" due to lack of prenatal care, among other factors. In many of these births, labor may become complicated and does not progress normally. The obstetrician must assess progression of labor to be able to intervene with drug therapy, infuse a solution to augment amniotic fluid, or ultimately if necessary, perform a Caesarean section procedure, and be prepared for complications following childbirth. UTMD markets disposable electrodes, catheters and accessories, but not the monitors, the electronic capital equipment that process the signals. In addition to products already offered, UTMD intends to continue to investigate and introduce tools that enhance fetal monitoring techniques, a core area of product development.

     To assist the physician in assessing fetal well-being, changes in fetal heart rate (FHR) in conjunction with trends in intrauterine pressure are often electronically monitored. UTMD's intrauterine pressure (IUP) catheter product line provides for clinician choices from a traditional fluid-filled system to INTRAN PLUS, the most widely accepted sensor-tipped system. In addition, adjunct FHR electrodes, leg plates, belly bands and chart paper are offered by UTMD to complete a package of fetal monitoring supplies. UTMD's IUP catheters include:

- IUP-075 and UTMD's other custom fluid-filled catheter kits utilize a saline-filled catheter that is placed within the uterine cavity, connected to a separate external reusable or disposable transducer. This product package, utilizing double lumen catheters, was the traditional mode of intrauterine monitoring prior to the introduction of INTRAN. An intrauterine pressure change is transmitted through the fluid column to the external pressure transducer.

- Introduced in 1987, INTRAN was the first intrauterine pressure catheter that placed the pressure transducer at the source within the uterine cavity.
This design eliminated the complicated setup of fluid-filled systems and provided more accurate pressure waveforms. INTRAN I was discontinued in 1995 in favor of the more widely preferred INTRAN PLUS, also covered by UTMD's original INTRAN patent.

- INTRAN PLUS was introduced in 1991. The INTRAN PLUS catheter combines the transducer tip concept of INTRAN I with a refined tip design, a zero switch that allows the clinician to verify the reference of the monitor, and a dedicated amnio lumen which provides immediate access to the amniotic fluid environment which may be essential in the diagnosis and intervention of certain fetal conditions. In 1996, an enhancement which allows physicians to observe amniotic fluid in a closed system was added to INTRAN PLUS. In 1997, UTMD introduced several variations to address user preferences in tip size and zero switch location.

Vacuum-Assisted  Delivery  Tools.
     UTMD's 1997 purchase of CMI included the patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries. Operative vaginal deliveries provide knowledgeable physicians with an alternative to C-section intervention. Although there are risks associated with operative vaginal deliveries which represent about 15% of all U.S. hospital births, the procedures are generally regarded as safer for the mother, and at least as safe for the fetus, as abdominal (cesarean) delivery in comparable clinical situations. In operative vaginal deliveries, either forceps or a vacuum-assisted extraction system are used to deliver a baby. UTMD estimates that the preferred vacuum-assisted delivery approach is used for about 8-10% of all U.S. births, and will continue to improve on its share versus forceps. UTMD's patented bell-shaped soft silicone TENDER TOUCH cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System. UTMD's patented soft silicone cup is unique in the industry.

     In May 1998, the FDA issued an advisory which warned of increases in reported injuries in the use of VADS. The advisory appears to have caused a slow-down in usage as hospitals evaluated their protocols. UTMD responded by providing additional written instructions for use to all its users, and offering assistance in training. In September 1998, The American College of Obstetricians and Gynecologists issued a formal Committee Opinion that strongly recommended continued use of VADS, when used by appropriately trained physicians.

Other  Obstetrical  Tools


     MUC-X is a meconium aspiration device used immediately after birth to clear neonatal respiratory passages and reduce exposure to potential infections. AROM-COT' is a patented finger cover, designed to rupture maternal membranes with less patient pain and anxiety. CORDGUARD is a patented product which unifies the multiple steps of clamping the neonate's cord close to the umbilicus, severing the cord without splattering blood, drawing a clean cord blood sample, and assisting in the removal of the placenta. CORDGUARD's sharpless, closed system reduces the risk of exposure to potentially infected blood, and consequently reduces the high cost of exposure treatment under OSHA and CDC guidelines. In addition, CORDGUARD facilitates obtaining neonatal blood that is otherwise hard to obtain safely and cleanly. The UMBILICUP' System allows larger volume umbilical cord blood collection without the use of needles.

Neonatal  Intensive  Care:
-------------------------
DISPOSA-HOOD'
     The DISPOSA-HOOD is an infant oxygen hood that is used in the NICU to administer oxygen to neonates while maintaining a neutral thermal environment critical to proper physiologic responses. The Disposa-Hood, placed over the infant's head, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head. The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head and provides optimum flows for elimination of CO2 (carbon dioxide) by ventilation. Because it is a disposable product, it allows for excellent visualization of the underdeveloped infant and prevents cross-contamination.

DELTRAN  PLUS
     UTMD's patented DELTRAN blood pressure monitoring system, the source of over $100 million in past UTMD sales to Baxter over the nine year period of 1988-1996, has been adapted specifically for use in the NICU. The new closed system reduces the risk of infection and avoids the loss of scarce neonatal blood volume. The system features excellent visualization of clearing volume and one-handed use.

GESCO
     In the third quarter of 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc. Gesco, best known for its innovative silicone catheters, gained an early reputation as a company which focused on the special developmental needs of tiny critically-ill babies.

     A class of catheters called umbilical vessel catheters (UVC's) are specially designed for administering vital medications and fluids immediately following birth through the infant's umbilical vessel into the inferior vena cava. Because of the neonate's small size and lack of vascular development, there is no better access to vital organs. The catheters are also called umbilical artery catheters (UAC's) when placed in one of the umbilical arteries to measure blood pressure or monitor metabolic processes through blood analysis. In developing its UMBILI-CATH product line, Gesco pioneered the use of soft, biocompatible silicone catheters, helping to reduce the number of insertions required as well as other complications associated with invasive applications. In 1999, UTMD expanded the UVC product line to include catheters made from a patented thermosensitive polyurethane (Tecoflex ) version that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinical during insertion. UTMD is presently the only medical device company offering these material selection options to clinicians.

    Gesco was attentive to product features that were distinct to neonates, e.g. in the case of invasive catheters, the introducer, the soft rounded distal tip, mode of securing to patient after insertion to avoid migration, luer locking hub with minimal dead space, number of lumens, catheter radiopaque striping for visualization, variations in catheter lengths and diameters and special packaging. In 1999, UTMD made a number of changes to these features to bring the Gesco products up to date relative to current neonatal nurse practitioner preferences. In addition, Gesco provides a convenient catheterization procedure tray of implements and supplies necessary to place UVC catheters, as well as perform other similar procedures.

     The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters, and chest drainage tubes. Gesco developed all of these neonatal products under the names PER-Q-CATH , NUTRI-CATH', URI-CATH' and THORA-CATH', respectively. In 1999, in order to keep pace with the trend of caring for smaller babies, UTMD added smaller diameter versions of its Uri-Cath and Nutri-Cath products. UTMD has an exclusive distribution agreement with Bard for the only Gesco neonatal product which was not purchased by UTMD, the PER-Q-CATH PICC.

     Other Gesco specialty products acquired by UTMD include a disposable peritoneal dialysis set that is a pre-assembled, sterile, closed system, called DIALY-NATE'; a patented silicone oral protection device used to prevent palatal soft tissue injury by orotracheal tubes, called PALA-NATE'; and a lumbar puncture kit used for obtaining spinal fluid samples, called MYELO-NATE'. In 1999, a tiny needle version with a special bevel was added to the product line.

     Gesco's first patented product, HEMO-NATE , is a disposable filter designed to remove microaggregates from stored blood prior to transfusion into a neonate where any deficiency can have an overwhelmingly negative impact on a neonate's chances for survival, given an under-developed vasculature and small total blood volume.

     In 2000, UTMD will continue to improve and augment its Gesco, Disposa-Hood and Deltran products, allowing it to retain the most complete armamentarium of NICU speciality products of any company in the medical device industry. In addition to products already offered, UTMD intends to continue to investigate and introduce tools that enhance developmental care of critically-ill infants, a core area of product development.

Gynecology  /Urology  /Electrosurgery:
-------------------------------------
LETZ  System
     The LETZ System is comprised of electrosurgical equipment, electrodes and supplies used to treat cervical intraepithelial neoplasia (CIN) and other lower genital tract lesions related to human papilloma virus (HPV) infections. The electrosurgical excision procedure with hemostasis has widely replaced cold knife scalpel, laser and cryotherapy procedural approaches because it is economical, safe, effective, quick and easy to perform, has fewer potential side effects, and requires little physician training. Most importantly, in contrast to laser and cryotherapy (freezing of tissue), LETZ provides a tissue specimen for a pathological assessment. The LETZ procedure may be performed using local anesthesia in a physician's office, eliminating the time and expense of hospital or surgical center admittance. UTMD's system includes patented disposable loop electrodes, the patented FINESSE electrosurgical generator, and other miscellaneous components. The FINESSE electrosurgical generator is the only generator on the market that contains an integral smoke evacuator, required to filter smoke and vapors which contain potentially hazardous particulate material produced during electrosurgery. The disposable loop electrode used to excise the tissue specimen is a pencil-like tube with a thin tungsten wire loop attached. The loop is available in varying sizes and includes a Safe-T-Gauge that can be positioned so the physician can accurately colposcopically monitor the amount of tissue being excised.

FINESSE Generator; Specialty Loop, Ball, and Needle Electrodes; FILTRESSE Evacuator; Other Specialty Electrodes; Other Supplies and Gynecologic Tools
     UTMD has FDA clearance to market its electrosurgical system in general surgery applications, including dermatology. FILTRESSE, a stand-alone surgical smoke filtration system which combines high filtration efficiency, low cost and convenient use was introduced in 1997. UTMD continues to develop and introduce specialty tools for specific electrosurgical procedures. In 1998, the Company introduced a special conization electrode for deep endocervical disease called C-LETZ, now patented, designed to limit the removal of healthy tissue that might compromise adequate cervical function. Other tools include disposable electrosurgical pens, dispersive pads, speculums, retractors, and forceps.

EPITOME
     A patented electrosurgical scalpel which delivers precise performance in incision and excision was introduced in 1996. An independent study concludes that the Epitome scalpel provides a significant improvement over older devices in wound healing and patient comfort. Epitome allows a rapid incision without countertraction, yielding limited morbidity, less post-surgical pain and cosmetically superior results. Where minimization of thermal tissue injury is desired, Epitome offers significant advantages while achieving desired hemostasis. A patented bendable version of EPITOME with a smaller active electrode was introduced in early 1998. Designed to significantly reduce the chance of tissue burns due to inadvertent electrode contact and where a smaller, bent scalpel tip is needed, the bendable EPITOME is of particular value, e.g., to thoracic surgeons in harvesting the internal mammary artery during coronary artery bypass surgery, as well as to otolaryngologists for tonsillectomies. Marketing UTMD's group of specialty electrosurgery products requires multiple sales call points and extensive clinical training and familiarization time with users, among other challenges, resulting in UTMD's projection of a continued slow adoption growth rate.

LIBERTY  System
     LIBERTY, a device for the conservative treatment and effective control of urinary incontinence in women, was released for marketing by the FDA in 1995.
LIBERTY consists of a battery operated electrical stimulation unit and an intravaginal electrode probe. This physiotherapy technique, which can be done in the privacy of the home, involves passive strengthening of the periurethral muscles. Pulsed, low voltage, high frequency current is applied primarily to the pudendal neuromuscular tissue causing the pelvic area muscles to contract, leading to better muscle tone. Because electrical stimulation has no known adverse side effects, Liberty provides women suffering from mild to moderate incontinence an effective, lower cost and lower risk alternative to more traumatic treatments such as surgery and drug therapy. In 1999, UTMD's sales of Liberty were up 20% compared to the prior year as more patients learned about the device and decided to try it. UTMD believes that Liberty is the easiest-to-use, most cost effective incontinence treatment available that yields a therapeutic effect, not just a cover-up.

PATHFINDER  PLUS'
     As part of Columbia Medical Inc., UM acquired an endoscopic irrigation device that allows a surgeon to precisely irrigate with the same hand that controls the endoscope, eliminating the need for a separate assistant to irrigate without visualization. UTMD is marketing the device through independent manufacturers' representatives who sell to urologists.

Tools  for  Gynecologic  Laparoscopy
     LUMIN is a patented tool developed by UTMD for reliably and safely manipulating the uterus in gynecological laparoscopic procedures. The product was released for marketing by the FDA in 1995. LUMIN combines the strength, range of motion and versatility of the higher end reusable instruments with the lower cost and cleanliness of the cheaper disposable instruments presently on the market, while at the same time reducing the number of tools needed to move and secure the uterus. A number of the tools listed above in other categories are also useful in laparoscopic procedures.

Blood  Pressure  Monitoring:
---------------------------
DELTRAN  Disposable  Pressure  Transducer
     In pressure monitoring, a transducer is used to convert physiological (mechanical) pressure into an electrical signal that is displayed on electronic monitoring equipment. UTMD developed, patented and is now distributing its disposable transducer as a stand-alone product, and as a component in sterile blood pressure monitoring kits through direct representatives and other medical companies in the U.S., as well as independent distributors and other medical companies internationally.

     Although other large medical companies manufacture disposable pressure transducers ("DPTs") under rights to UTMD's technology, the Company believes that the Deltran DPT which it developed remains the standard in terms of reliability and ease of use. UTMD has an automated assembly line which allows UTMD to effectively compete with the largest suppliers on the basis of consistent quality with low manufacturing costs. Introduced in 1998, DELTRAN PLUS may provide the easiest to use and most secure method of blood sampling currently available.

Pressure  Monitoring  Accessories  and  Components
     Components included in blood pressure monitoring kit configurations include flush devices, stopcocks, fluid administration sets, caps, pressure tubing, interface cables and organizers. The Company sells similar components designed for other medical companies which incorporate UTMD's proprietary technologies. DELTA-CAL' is a calibration device used to check proper functioning of an arterial pressure system. In addition, UTMD sells plastic molded parts on a subcontract basis to a number of medical and non-medical companies. UTMD believes that this practice helps better utilize its investment in fixed plant and equipment.

MARKETING
---------


     UTMD competes in the marketplace on the basis of its proprietary value-added technologies and cost effective solutions. Its future success will depend upon its ability to innovate and introduce new products into specialized market niches consistent with cost control pressures under a changing healthcare environment. Speed is a critical success factor in that future performance depends on UTMD's ability to innovate, develop, test and commercialize new products faster than other medical device companies who possess significantly more resources than UTMD. With new products that are unique, the Company must be prepared for providing independent clinical evidence of efficacy, as well as extensive user training and support.

     Although the market potential for each of UTMD's individual products is generally small because of the Company's niche orientation, in the aggregate, the sales potential for all of UTMD's products exceeds $1 billion annually.
Enhancing its reputation for providing solutions to hospital areas which are considered separate and highly special is critical to the implementation of UTMD's strategy. UTMD has been able to differentiate itself independent from the commodity contract pressures dominating other hospital medical products suppliers for four reasons. First, because of the relatively high sensitivity for quality care in the specialty areas of the NICU and L&D, UTMD can often communicate directly with clinical decision-makers rather than administrative gatekeepers. Second, because of the relatively low total dollar volume associated with UTMD's products compared to products used in other areas in the hospital, UTMD can often slip under the fallout rate accepted in contracts with the large hospital commodities suppliers. Third, UTMD retains a significant number of unique product features based on its patented portfolio. Last, there is a significant amount of goodwill associated over the years with product names manufactured by Utah Medical Products, Columbia Medical and Gesco, all now part of UTMD, among knowledgeable clinicians that gives momentum to their continued use.

DISTRIBUTION
------------

     Another important success factor in a changing healthcare industry is "access" to customers. In particular, the U.S. hospital supplier environment has been consolidating as a result of group purchasing decisions and product bundling by large suppliers with diverse product lines. The number of channels and length of time required in evaluating new products for use in hospitals has grown dramatically in recent years. As a potential negative factor to future performance, as UTMD introduces new products, it may find itself excluded from certain customers because of the existence of supply agreements unrelated to safety and efficacy of products. UTMD may also be unable to establish viable relationships with other medical companies who have the access to users but lack an interest in a different approach.

     Historically, UTMD has sold its products, especially those relating to critical care, through independent distributors and other medical companies in both domestic and international markets. However, since 1991, the Company has developed a more focused direct sales organization in the United States with specialized distributors and its own directly employed sales force. The network of direct representatives and specialty distributors is employed to concentrate on select market applications for UTMD products and to provide proper customer training and support. In March 2000, the U.S. direct sales force consisted of territory representatives and sales managers. Through the use of clinical education programs, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems. Through its relationships with physicians, UTMD is diversifying its product applications in obstetrics and gynecological procedures which are trending toward outpatient clinics and physician offices. Five years ago, independent distributors in the U.S. represented more than half of UTMD's direct domestic Ob/Gyn business. In 2000, UTMD expects that U.S. distributors will represent less than 10% of its domestic business.

     The Company also sells products into commodity markets, or for applications which do not generate enough business to justify a direct selling effort, directly to other medical companies. Additionally, the Company sells component parts to medical companies for use in their product lines. This effort is simply an optimal utilization of manufacturing resources that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD's distribution and marketing programs.

     Internationally, the Company sells its products through about 80 regional distributors and through about 20 OEMs (other medical manufacturers).

RESEARCH  AND  NEW  PRODUCT  DEVELOPMENT
----------------------------------------


     New product development is a key to UTMD's growth plans. Product development takes three fundamental forms, which are interrelated: 1) improvements, enhancements and extensions of current product lines in response to clinical needs or clinician requests, 2) invention of devices that allow significantly different methods of performing medical procedures, representing a quantum improvement in safety, efficacy and/or cost of care, and 3) acquisitions of products from others.

     During 1999, in addition to the amortization of goodwill expense of $569 (in thousands), or 1.9% of sales, associated with the acquisitions of new product lines in 1997 and 1998, the Company spent $719 on internal product development activities, or 2.4% of sales, a combined total of 4.4% of sales. New product development expenses and amortization of goodwill expenses were $946 and $433, respectively in 1998 (combined 5.0% of sales) and $958 and $148, respectively in 1997 (4.6% of sales). Amortization of goodwill expenses and R&D expenses combined are expected to continue in the range of 4-5% of sales in 2000. Internal R&D will be limited more by the Company's ability to process new ideas, as well as organize and integrate the speciality skills necessary to develop innovative products, than by the availability of funds or new product ideas.

     UTMD's current product development projects are in four areas of focus: 1) obstetrics/ fetal monitoring, 2) neonatal intensive care, 3) female incontinence management, and 4) specialized procedures for the assessment and treatment of cervical/uterine disease. UTMD has filed, had issued, or acquired 23 patents in the last five years.

     Because of UTMD's reputation as a successful innovator, its financial strength and its established clinician user base, it enjoys a substantial flow of new product ideas. Internal development, joint development, product acquisitions, and licensing arrangements are all included as viable options in the investigation of opportunities. Only a small percentage of ideas survive feasibility screening. For internal development purposes, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team. The team's objective is to have a clinically proven, manufacturable, and FDA released product ready for marketing by a specific date. Approximately twelve projects on the average, depending on the level of resources required, are underway at UTMD at any given time. More than 50% of assigned projects do not succeed in attaining a product which meets all of the Company's criteria. In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition.

     Once a product is developed, tooled, fully tested and cleared for marketing by the FDA, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution, or not having access to users because of limitations in marketing and distribution resources.

EMPLOYEES
---------

     At December 31, 1999, the Company had 268 employees, 20 of which are located in Oregon, and 33 in Ireland. The Company's continued success will depend to a large extent upon its ability to retain skilled employees. No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which creative and high achieving people want to work.

     To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers that limit their ability to contribute to UTMD's programs. All professional employees sign a confidentiality and non-compete agreement as a condition of employment, and as consideration for receipt of stock option awards and participation in the management bonus program. None of the Company's employees is represented by labor unions or other collective bargaining groups. All employees participate in performance-based bonus programs.

PATENTS  AND  TECHNOLOGY  LICENSES
----------------------------------

     The Company owns or exclusively licenses forty-three unexpired patents and patents pending, and is the licensee of certain other technology. There can be no assurance, however, that patents will be issued with respect to the pending applications or that the issued patents can be successfully defended.


     The ability of the Company to achieve critical mass in the marketplace depends in large part on the protection afforded by its patents. In cases where competitors introduce products that may infringe on UTMD's technology, the Company has an obligation to its shareholders to defend its intangible property. Although the cost of patent litigation reduces the Company's current performance, a successful defense of a core market franchise as represented by INTRAN, for example, may potentially represent many orders of magnitude of return in shareholder value. In addition, UTMD's practice of aggressively pursuing those who infringe its patents tends to discourage others from unfairly using UTMD's innovations. Patent infringement lawsuits are currently pending against two companies which UTMD believes have infringed certain INTRAN patents.

     As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas. During 1999, royalty expenses were (in thousands) $118. Royalties are included in cost of goods sold.

     Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives. During 1999, the Company received (in thousands) $529 in royalty income, compared to $678 in 1998, and $732 in 1997. In 1998, UTMD recorded an additional $447 in net other non-operating income associated with unusual payments, subject to a confidentiality agreement, for use of its technology. The non-operating income has been a material portion of UTMD's past earnings, and therefore future improved performance also depends on the performance of other companies who license UTMD's technology.

GOVERNMENT  REGULATION
----------------------

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

     Devices which are classified in Class I are subject only to the general controls concerning adulteration, misbranding, good manufacturing practices, record keeping and reporting requirements. Devices classified in Class II must, in addition, comply with performance standards promulgated by the FDA. The Company believes all of its present products are Class I or Class II products and that the Company is in full compliance with all applicable performance standards as well as FDA quality standards, record keeping and reporting.

     In  1994,  UTMD  received certification of its quality system under the ISO
9001/EN 46001 standards ("ISO" stands for "International Organization of Standardization"). EN 46001 is the European Community's effort to harmonize different national regulatory requirements for the development, sale, and manufacture of medical products. Because the ISO standards are in perpetual modification, UTMD remains on a continuous periodic audit schedule by its independent notified body in order to stay abreast of international regulatory standards. In early 1997, UTMD received ISO 9001/EN 46001 certification for its Ireland facility. UTMD has received formal product certification allowing the use of the CE Mark (demonstrates proof of compliance with the European Community's product standards) for essentially all of its products.

SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS
----------------------------------------------

     Most of the components which the Company purchases from various vendors are readily available from a number of sources. Alternate sourcing of various components is continually underway. Vendors are qualified by Corporate Quality Assurance. The Company has a vendor quality monitoring program that routinely checks all incoming material.


EXPORTS
-------

     Revenues from foreign customers in 1999 were (in thousands) $5,550 (19% of total sales), as compared to $4,732 (17% of total sales) in 1998, and $5,219 (21% of total sales) in 1997. Blood pressure monitoring products represented 77% of international sales in 1999, compared to 79% in 1998 and 84% in 1997. Ob/Gyn and neonatal product foreign sales were $1,290 in 1999, compared to $1,002 in 1998 and $799 in 1997.

     UTMD sees the international marketplace as one of the important elements of its growth strategy. UTMD is keenly aware that not only are international markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used. In 1996, UTMD completed a new manufacturing facility in Athlone, Ireland. The facility offers a number of advantages: 1) from a marketing point of view, faster response to European Union customers, including a better understanding of customized needs, less costly distribution and duty-free access to over 350 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity at existing U.S. facilities.

BACKLOG
-------

     As a marketer of primarily disposable products, the nature of UTMD's business necessitates being very responsive to customer orders and delivering products quickly. Thus an objective of UTMD is to minimize its shippable backlog. Backlog shippable in less than 60 days as of January 1, 2000 was approximately $0.6 million compared to $0.6 million as of January 1, 1999.

SEASONAL  ASPECTS
-----------------

     The Company's business is generally not affected by seasonal factors, although historically 1Q has been lowest and 3Q has been highest in demand.

PRODUCT  LIABILITY  RISK  MANAGEMENT
------------------------------------

     No product liability lawsuits involving a significant injury have been filed against the Company for any of its products in the past eight years. The risk of product liability lawsuits is a negative factor in UTMD's business because UTMD's products are frequently used in inherently life threatening situations to help physicians achieve a more positive outcome than what might otherwise be the case. Although UTMD's products are proven to be safe and efficacious over millions of uses, positive outcomes cannot always occur in the situations where UTMD's products are needed. In litigious cultures (such as the U.S.) which are often driven by attorneys looking for contingency fee windfalls, patients may look at manufacturers of excellent medical products as possible scapegoats. In any lawsuit against a company where an individual plaintiff suffers a permanent physical injury, a small probability of a large award always exists whether or not a causal relationship exists. UTMD is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its future defense should any lawsuits be filed. The strength of UTMD's balance sheet may be an inducement for some attorneys to file a claim against UTMD.

FORWARD  LOOKING  INFORMATION
-----------------------------

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

     General risk factors that may impact the Company's revenues include the market acceptance of competitive products, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UTMD's products at lower prices, the timing and market acceptance of UTMD's own new product introductions, UTMD's ability to efficiently manufacture its products, including the reliability of suppliers, success in gaining access to important global distribution channels, budgetary constraints, the timing of regulatory approvals for newly introduced products, and third party reimbursement.

     Risk factors, in addition to the risks outlined in the previous paragraph and elsewhere in this report that may impact the Company's assets and liabilities, as well as cash flows, include risks inherent to companies manufacturing products used in healthcare including claims resulting from the improper use of devices and other product liability claims, defense of the Company's intellectual property, productive use of assets in generating revenues, management of working capital including inventory levels required to meet delivery commitments at a minimum cost, and timely collection of accounts receivable.

     Additional risk factors that may affect non-operating income include the continuing viability of the Company's technology license agreements, actual cash and investment balances, asset dispositions, and acquisition activities that may require external funding.

ITEM  2  -  PROPERTIES

Office  and  Manufacturing  Facilities.
     The Company's current operations are located in an 100,000 square foot facility in Midvale, Utah, a suburb of Salt Lake City, a 20,000 square foot facility in Redmond, Oregon, and a 77,000 square foot facility in Athlone, Ireland. UTMD owns its property and facilities in Utah and Ireland, with the exception of a long-term lease on one section of its Midvale parking lot. The Oregon facilities are leased. The Ireland facility operates as a wholly-owned subsidiary under the name Utah Medical Products Ltd.

     UTMD is a vertically-integrated manufacturing company. Capabilities include a machine shop for mold-making and building assembly tools and fixtures; plastics-forming including thermoplastic forming, injection molding and extrusion; sensor production; assembly of mechanical, electrical and electronic components; testing; and advanced packaging in clean room conditions. Facilities also include an R&D lab, communications and information systems networked real time internationally, and administrative offices.

ITEM  3  -  LEGAL  PROCEEDINGS

     The Company may be a party from time to time in ordinary routine litigation incidental to its business. The outcomes of lawsuits which are currently pending are not projected to have a materially adverse effect on UTMD's financial condition or results of operations.

ITEM  4.  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.







                  [Remainder of Page Intentionally Left Blank]

     PART  II.
     --------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market  Information.
     UTMD's common stock began trading on the Nasdaq Stock Market (symbol:UTMD) on March 8, 2000. Between December 26, 1996 and March 7, 2000, it traded on the New York Stock Exchange (symbol: UM). It previously traded on the Nasdaq, also under the UTMD symbol. The following table sets forth the high and low sales price information as reported by NYSE for the periods indicated:



                    1999               1998
                High     Low      High      Low
             --------  -------  --------  -------
1st Quarter  $  7 1/4  $  5   $    8 1/4  $   6 1/2
2nd Quarter     7         5 3/4    8          6 3/4
3rd Quarter     8         6 3/4    7          5
4th Quarter     7         6        7 1/4      5


Stockholders.
     The approximate number of beneficial stockholders of UTMD's common stock as of March 10, 2000 was 5,200.

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




                  [Remainder of Page Intentionally Left Blank]

ITEM  6  -  SELECTED  FINANCIAL  DATA.
     (in  thousands,  except  per  share  data)



                                 Year Ended December 31
                                 ----------------------


                                   1999        1998       1997         1996       1995
                            -----------  ----------  ----------  -----------  ----------
Net Sales. . . . . . . . .  $    29,444  $   27,677  $   24,272  $    38,673  $   42,038

Net Income . . . . . . . .        5,468       4,858       4,322        8,754       8,354

Diluted Earnings Per Share          .76         .59         .51          .93         .83

Total Assets . . . . . . .       27,756      31,968      31,459       28,916      33,330

Long-term Debt . . . . . .        5,934       3,098       5,571         None         None

Cash Dividends
Per Common Share . . .        . .  None        None        None         None         None





                                    Quarterly Data for 1999
                                    -----------------------


                               First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                              --------------  ---------------  --------------  ---------------
Net Sales. . . . . . . . . .  $        7,018  $         7,320  $        7,568  $         7,539

Gross Profit . . . . . . . .           3,687            3,870           4,104            4,135

Net Income . . . . . . . . .           1,200            1,349           1,487            1,433

Earnings Per Share - Diluted             .15              .18             .22              .22



                                    Quarterly Data for 1998
                                    -----------------------


                               First Quarter   Second Quarter   Third Quarter   Fourth Quarter
                              --------------  ---------------  --------------  ---------------
Net Sales. . . . . . . . . .  $        6,375  $         6,786  $        7,150  $         7,366

Gross Profit . . . . . . . .           3,188            3,420           3,720            3,846

Net Income . . . . . . . . .           1,159            1,127           1,290            1,282

Earnings Per Share - Diluted             .14              .14             .16              .16


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following comments should be read in conjunction with accompanying financial statements. Dollar amounts are in thousands, except per-share amounts and where noted.

Productivity  of  Assets  and  Working  Capital.
     a)  Assets.  Total  UTMD  asset  turns  (ratio  of  sales  to total assets)
         ------
improved again in 1999 because sales increased while average total assets decreased from the prior year. Year-ending total assets were lower because current assets declined as a result of significantly reducing levels of cash, inventory and receivables; net fixed assets declined as a result of depreciation which exceeded replacement; and net intangible assets declined because amortization of goodwill and intellectual property exceeded new acquisitions. 1999 year-end net intangible assets represent 30% of total assets. Excluding the possibility of new intangible assets from 2000 acquisitions, total asset productivity should continue to improve in 2000 because sales are projected to grow while working capital remains about the same and net property plant and equipment (PP&E) assets decline as depreciation exceeds the rate of new purchases.

     1999 net (after accumulated depreciation) PP&E in Utah and Oregon decreased $0.6 million, while in Ireland decreased $0.9 million. Consolidated PP&E asset turns improved to 2.7 based on year-ending balances. Productivity of PP&E in 2000 should continue to increase since sales are expected to increase, and net PP&E decrease, as consolidated new capital expenditures are expected to be less than one-half of 2000 depreciation.

     Inventory turns increased in 1999 due to higher sales together with 21% lower inventory at year-end. Lower inventory balances resulted from UTMD using inventories previously obtained in its 1998 Gesco acquisition and continuing to improve its MRP processes. Management expects to be able to achieve its objective of 4.0 inventory turns in 2000 because sales should continue to increase without the need for a similar increase in inventories. The 1999 year-ending accounts receivable (A/R) balances declined 10% despite higher sales activity for the year. Calculated days in receivables improved to 49, based on 4Q 1999 shipments' activity. Aged A/R over 90 days from invoice date decreased to about 3% of total accounts receivable at year end from 9% at the end of 1998. The decrease in the older receivables balance is due mainly to resolving the delinquency of one distributor in the Far East.

     The working capital decline of $2.3 million in 1999 was the result of the significant reduction in current assets coupled with a modest increase in current liabilities associated with higher business activity. Through its excellent profitability, UTMD expects to internally finance any working capital growth that is needed to support growth in 2000 sales activity.

     b)  Liabilities.  At  the end of 1999, UTMD's total debt ratio increased to
         -----------
32% of total assets from 19% at the end of 1998. In addition to current liabilities associated with current production and sales activity, UTMD has a few lease obligations (see note 5, page F-13) and an unsecured line-of-credit. The balance of the revolving line-of-credit increased by $2.8 million in 1999 because UTMD used its financing facility to aggressively retire about 20% of its outstanding shares at a total cost of $12.1 million. In 2000, if no new significant acquisitions or repurchases of shares are made, the remaining revolving line-of-credit balance can be eliminated.

Results  of  Operations.
     a)  Revenues.  Annual  consolidated  revenues  were  up  6%  in  1999.
         --------

     UTMD divides its sales channels in the U.S. into "direct sales" which are sales to end user customers through UTMD's direct sales force, independent commissioned sales reps, and specialty distributors, and "OEM sales" which are sales to other medical device companies where products are resold as part of a component of a kit or a repackaged stand-alone product. In 1999, U.S. direct sales represented 74% of global consolidated sales compared to 74% in 1998 and 68% in 1997. In the U.S. only, direct sales represented 91% of 1999 sales compared to 89% in 1998 and 86% in 1997. As a percentage of total U.S. sales, OEM sales represented 9% of 1999 sales, compared to 11% in 1998 and 14% in 1997. U.S. OEM sales excluding sales to Baxter declined 3% in 1999.


     Foreign sales in 1999 were 19% of global consolidated sales compared to 17% in 1998 and 21% in 1997. Foreign sales of blood pressure monitoring (BPM) products were up 14% relative to the prior year.

     Ob/Gyn and neonatal product sales were 23% of 1999 foreign sales, compared to 21% in 1998 and 15% in 1997. Foreign sales of Ob/Gyn and neonatal products increased 29%, and totaled $1.3 million for 1999. Ireland operations shipped 61% of foreign sales in 1999, compared to 62% in 1998 and 39% in 1997.

     UTMD divides its sales into four product-line categories: 1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for improving clinician safety and for ease in performing delivery procedures; 2) gynecology/electrosurgery/urology, comprised of tools for gynecological office/clinician practices, including LETZ, endometrial sampling, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools; 3) neonatal, comprised of devices for gaining vascular access, administering vital fluids, maintaining a neutral thermal environment, and other specialized tools used in the care of critically-ill infants; and 4) blood pressure monitoring/accessories/other, comprised of specialized tools for invasively monitoring blood pressure on a continuous basis with pressure transducer systems, along with products sold on an OEM basis to other companies. In these four categories, UTMD's primary revenue contributors generally enjoy a dominant market share and typically have important product features protected by patents.

     Sales in the obstetrics product category decreased 5% in 1999 and represented 47% of total sales. Obstetrics sales were $13,926 in 1999, compared to $14,635 in 1998 and $11,823 in 1997. Direct sales of the market-leading IUP catheter, Intran Plus, declined 3% under active competition from cheaper, less clinically-effective products. Sales of vacuum-assisted delivery systems (VADS) decreased 14% in 1999, due apparently to a decline in utilization by U.S. hospitals. UTMD believes that using VADS remains the trained physician's best choice in most operative deliveries, and will increase educational programs in 2000.

     Gynecology/ electrosurgery/ urology product sales grew 7% in 1999, and represented 15% of total revenues. Gyn/ES/Uro sales were $4,454 in 1999, compared to $4,174 in 1998 and $3,859 in 1997. Several products contributed to sales growth, including Epitome , Liberty , Pathfinder', and C-LETZ contoured electrodes. UTMD looks to continue to develop and market specialized electrosurgical electrodes and other urological devices in 2000. Marketing this group of products requires multiple sales call points and extensive clinical training and familiarization time with users, among other challenges, resulting in continued low adoption growth rates.

     Neonatal sales include the neonatal product line of Gesco International acquired in July 1998. Compared to 1998, UTMD's 1999 neonatal product sales grew 100%. Neonatal product sales were $3,807 in 1999, compared to $1,899 in 1998 and $708 in 1997. UTMD expects the neonatal product line to continue to be a significant contributor to its growth in 2000.

     BPM and accessories sales represented 25% of consolidated 1999 sales, the same portion as the prior year. Sales of BPM products in 1999 were $7,258, compared to $6,970 in 1998 and $7,882 in 1997. Although a mature product line, UTMD continues to enjoy a stable and significant demand for its well-regarded BPM products, particularly overseas.

     b)  Gross  profits.  The  average  gross  profit  margin (GPM), the surplus
         --------------
remaining after subtracting costs of manufacturing products from net revenues, in 1999 was 53.6% compared to 51.2% in 1998 and 51.9% in 1997. Gross margins improved successively each quarter in 1999, led by product design improvements, better materials management and better utilization of overhead costs. Looking forward to 2000, offsetting influences are expected to result in GPM of about 54%. Expected favorable influences include continued growth in sales volume without a similar increase in overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products to reduce costs. Unfavorable influences are expected to be continued competitive pressure on pricing and higher wage rates for employees. UTMD management believes that consistently achieving an average GPM above 50% is necessary to successfully support the significant sales and marketing, research and development, and administrative expenses associated with a growth company in a highly complex and competitive marketplace.


     c)  Operating  Profit.  Operating profit, or income from operations, is the
         -----------------
surplus remaining after subtracting operating expenses from gross profits. Operating expenses are subdivided into sales, general and administrative expenses (SG&A) and research and development expenses (R&D). UTMD further divides SG&A into the two categories of sales and marketing expenses (S&M) and general and administrative expenses (G&A). Despite only a 6% increase in 1999 total sales, operating profits increased 25% to $8,282 from $6,623 in 1998, and $5,559 in 1997. Total operating expenses were 25.5% of sales in 1999 compared to 27.3% of sales in 1998, and 29.0% in 1997, demonstrating the operating leverage achievable when sales continue to grow.

     SG&A expenses in 1999 decreased to 23.1% of revenues from 23.9% of 1998 revenues, although in dollar terms SG&A expenses increased to $6.8 million in 1999 from $6.6 million in 1998. The G&A expenses portion increased to $3.0 million in 1999 from $2.7 million in 1998, due to increased expenses from amortization of goodwill (GWA) associated with the mid-1998 Gesco acquisition. GWA in 1999 was $569 compared to $433 in 1998, and $148 in 1997. Looking forward, GWA in 2000 will also be $569, without additional acquisitions in 2000. Since the result of the acquisitions were additional new marketable products for UTMD, the GWA expenses can be regarded as surrogate R&D expenses captured in G&A.

     S&M expenses are the costs of promoting, selling and providing customer support of UTMD's products. Although sales and GPMs improve when sales are made through directly employed sales representatives in lieu of independent distributors or OEM customers, S&M operating expenses increase as an offset. Global sales in 1999 increased 6% while S&M expenses declined 3%, improving the productivity of S&M resources. The majority of UTMD's S&M expenses pertain to the U.S. "direct sales" portion of its business. In 2000, UTMD's S&M expenses to sales ratio is expected to remain consistent with the previous year. At the end of 1999, UTMD terminated an exclusive third party distributor relationship for the states of Hawaii and Alaska, representing 1% of domestic direct sales.

     R&D expenses in 1999 were 2.4% of sales compared to 3.4% of sales in 1998, and 3.9% in 1997. The mid-year termination of internal efforts committed to
UTMD's novel fetal pH monitoring project was responsible for the decline in spending. Other 1999 projects included the continuing development of the Fowler Endocurette, enhancements to the Gesco neonatal product line, and improvements to UTMD's established products. The improvements in materials and configuration of components was evident in UTMD's improved GPMs. At UTMD R&D resources are kept involved in the support of manufacturing processes, as UTMD finds it makes long-term sense to keep its most technical people involved with products throughout their life cycles. In 2000, UTMD's R&D expenses to sales ratio is expected to remain consistent with 1999.

     d)  Non-operating  income.  Non-operating  income  includes  primarily
         ---------------------
royalties from licensing UTMD's technology to other companies, but also interest and capital gains from investing the Company's cash offset by interest expenses and bank fees on the revolving line-of-credit, and gains or losses from the sale of assets. Non-operating income in 1999 was $263, compared to $900 in 1998 and $1,216 in 1997. There were unusual payments received in 1998 and 1997 for the use of UTMD's pressure monitoring technology, which are subject to a confidentiality agreement, which were nonrecurring in 1999. Royalties received in 1999 were $149 less than in the prior year. In 1997, there was also a one-time $200 gain from the sale of a small real estate property no longer used by the Company. Interest expenses and bank fees associated with the line-of-credit were $307 in 1999, $318 in 1998 and $255 in 1997. Assuming no change in current interest rates and no new borrowing to finance an extraordinary capital requirement, 2000 net non-operating income is expected to be about $300. Royalties received vary from period to period depending on the desire and/or success of other companies in selling products licensed by UTMD, and the remaining life of the patents.

     Earnings before income taxes (EBT) result from adding UTMD's non-operating income to its operating profits. 1999 EBT, as a percentage of sales, was 29.0% compared to 27.2% and 27.9% in 1998 and 1997, respectively. These profit margins are extremely high when compared with UTMD's peers in the medical device industry, or other industries. The resulting profit dollars are equivalent to profits generated by well-performing companies with twice or more the sales of UTMD. EBT in 1999 were up 14% relative to 1998 even though sales were up only 6% and non-operating income was down 71%, because operating income in 1999 increased 25%. UTMD expects that it can continue its excellent overall profit performance in 2000.


     e)  Net Income, EPS and ROE.  Net income is EBT minus income taxes.  UTMD's
         -----------------------
net income expressed as a percentage of sales ranks in the top tier of all U.S. publicly-traded companies at 19%, 18% and 18% for 1999, 1998 and 1997, respectively. Net income in 1999 was up 13%. After income taxes, 1999 net income was $5,468, compared to $4,858 in 1998 and $4,322 in 1997. The effective income tax rate in 1999 was 36.0% compared to 35.4% in 1998 and 36.2% in 1997. Year to year fluctuations in the tax rate have resulted from 1) the use of a foreign sales corporation, 2) differing balances in tax-exempt investments, 3) amount of exercised employee options which result in a tax benefit to the Company, 4) differences in distribution of state income taxes,
5) differences in profitability of the Ireland subsidiary which is taxed at a 10% rate on manufactured products, 6) changes in the amount of non-deductible goodwill expense resulting from an acquisition, and 7) other factors such as R&D tax credits and actual litigation costs versus accrued expenses. The amortization of goodwill associated with the 1997 Columbia Medical, Inc. acquisition is not tax deductible.

     Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take effect for stock options awarded which have exercise prices below the current market value). Diluted 1999 EPS were up 29% to $.76 compared to $.59 in 1998, and $.51 in 1997. 1999-ending weighted average number of diluted common shares (the number used to calculate diluted
EPS) were 7,197 compared to 8,273 and 8,495 shares in 1998 and 1997, respectively. Actual outstanding common shares as of December 31, 1999 were 6,453. Future EPS can be increased by investing current net income to increase future net profits through expanded product offerings and profitable business operations, or by repurchasing stock, thereby reducing the number of outstanding shares. UTMD believes that shareholder value is improved primarily by consistently increasing EPS.

     Return on shareholders' equity (ROE) is the portion of net income retained by UTMD to internally finance its growth, divided by average accumulated shareholders' equity during the period. This ratio determines how fast the Company can afford to grow without adding external financing that would dilute shareholder interests. For example, a 20% ROE will financially support 20% growth in revenues. In UTMD's opinion, achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. ROE in 1999 was 24%, and has averaged 30% for the last thirteen years.

Cash  Flows  and  Capital  Resources.
     a)  Cash  flows.  EBITDA  (EBT,  adjusted  for  non-cash  depreciation  and
         -----------
amortization expenses, asset dispositions, and interest expense and bank fees associated with the line-of-credit) is a good measure of UTMD's ability to generate cash. 1999 EBITDA was $11.0 million, or as a ratio of sales, 38%. EBITDA has averaged 36% of sales over the last five years. The extraordinarily strong cash generation performance resulted from a combination of excellent operating earnings, a substantial non-cash charge to earnings from amortization of goodwill and receipt of payments for the use of UTMD's technology. Because of EBITDA performance in 1999, UTMD was able to purchase $0.7 million in new property and equipment to maintain its facilities, equipment and tooling in good working order and repurchase $12.1 million worth or about 20% of its shares, while only increasing its bank revolving line-of-credit balance by $2.8 million.

     Cash (and equivalent) balances were $0.7 million at the end of 1999. UTMD effectively maintains zero-balance "sweep" cash account balances that minimize the line-of-credit balance, except for amounts held to meet operating requirements in Ireland and separate physical reserves set aside for litigation expenses and other contractual commitments where cash has been committed.

     Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $9,101 in 1999, compared to $9,463 in 1998 and $4,978 in 1997.

     Financing activities in 1999 provided additional cash of $2,840 through the bank line-of-credit. A total of 1,606,375 shares of stock were repurchased at an average cost, including commissions, of $7.51/ share, using $12,058 in cash. UTMD received $98 in cash from the sale of 13,950 shares of stock through employee option exercises at an average price of $7.00 per share.


     Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned 2000 capital expenditures, expected to be consistent in magnitude with 1999, will keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UTMD plans to use cash in 2000 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases when the price of the stock remains extremely undervalued, and, if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. UTMD plans to use any cash not needed for the above pursuits during the remainder of 2000 to reduce the line-of-credit balance. However, the revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

Management's  Outlook.
     Internally generated cash flow directly impacts shareholder value to the extent it can be used to accelerate growth in the business, fund attractive acquisitions, or be returned to investors through dividends or share repurchases. Therefore, most financial analysts agree that a company's value is not based on historical sales or earnings but rather the certainty of its future cash flow. History should be interesting to investors where it can provide insight into what might happen in the future.

     In 1999, UTMD again demonstrated a high cash flow performance by achieving EBITDA in excess of 37% of sales. In 1998 and 1997, EBITDA was 36% and 35% of sales, respectively. Over the last three-year period, UTMD's cash flow funded three significant achievements: a net (after option exercises) repurchase of 2.4 million of its shares at an average cost of $8.03 per share including commissions and other repurchase costs; two significant acquisitions costing $11.5 million which accounted for 22% of total sales in 1999; and R&D spending of $2.6 million or about 3% of sales.

     In 2000, management expects to be able to extend UTMD's excellent EBITDA performance for another year. In a competitive marketplace, UTMD has built and continued to successfully defend a dominant market franchise in the most special areas of hospitals caring for mothers and their babies, with innovative and highly effective products.

     UTMD's direct U.S. sales team continues to evolve into a key resource for achieving UTMD's objectives to help clarify clinician needs, responsively provide excellent solutions for those needs, and assure timely support for clinical customers' use of UTMD's solutions. To be successful in its programs, UTMD must provide clinicians with the information they need to make important judgments about using certain products in obtaining optimal clinical outcomes, which include minimizing risk of complications. UTMD must also be able to provide support for physicians to explain those needs to hospital administrators who are primarily focused on reducing current operating costs.

     Where UTMD has a proprietary advantage, it must actively defend its patents from infringers and continue to develop new products representing a quantum improvement in care. UTMD remains encouraged that the federal judicial process will allow a favorable resolution of its two ongoing Intran IUPC patent infringement lawsuits. The substantial legal costs of the litigation continue to be absorbed in G&A expenses.

     The Company's gynecology practice tools are intended to leverage UTMD's reputation with physicians outside the hospital. The niche markets for which UTMD's gynecology /urology /electrosurgery products are targeted have proven to require many and varied marketing initiatives. They require individual user training together with evidence of improved outcomes. Sales of newer products are growing slowly and consistently. UTMD will continue to patiently investigate economic ways to increase the rate of adoption of its newer products.

     Internationally, where UTMD must depend on the knowledge, focus, relationships and energy of independent distributors, management will continue to closely monitor performance and actively recruit needed new business partners. In 2000, UTMD expects its Ireland subsidiary, which shipped 61% of all foreign sales in 1999, to continue its important contribution to overall performance.


     In 1999, UTMD implemented a Y2K plan to identify and solve potential Y2K problems. UTMD experienced no material adverse consequences from the "Year 2000
(Y2K) Problem," having taken all appropriate actions to be prepared. The costs associated with the efforts were absorbed in 1999 and earlier results. The Company has determined that all of the products it sells are Y2K compliant. None of UTMD's products use or process dates in any form.

     UTMD's  1999  ending  share price of $6.75 was 8.8 times earnings per share
(eps) of 76 , which were up 29%. In other words, UTMD's year-end price to earnings ratio (PER) was 8.8. The 29% trailing twelve months (TTM) eps growth rate is more than three times the year-end PER expressed as a percent. As a value indicator, the ratio of 1999 return on average shareholder equity (ROE) to PER equals 2.7 times, the highest in UTMD's history. For reference, the end of 1995 ROE/PER ratio was equal 1.3 times and TTM eps growth rate of 21% in 1995 was less than one times the year-ending PER. (UTMD's 1995 ending share price was 24 times eps of 82 .) These ratio comparisons suggest that from either a "growth" or a "value" perspective, UM's stock may represent an uncommon "buy" opportunity.

Accounting  Policy  Changes
     In  June  1999,  the  Financial  Accounting  Standards  Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. UTMD believes that the adoption of SFAS 133 will not have a material effect on the financial statements of the Company.

ITEM  7A  -  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

The Company has manufacturing operations, including assets, in Ireland denominated in Irish Pounds, and sells products under agreements denominated in various Western European currencies. The Irish Pound and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate for the Irish Pounds was .7828, .6720 and .6981 per U.S. Dollar as of December 31, 1999, 1998 and 1997, respectively. Please see Note 1, page F-9.

     UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

See  index to financial statements and financial statement schedule at page F-1.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

     PART  III.
     ---------

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

ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

None.



                  [Remainder of Page Intentionally Left Blank]

     PART  IV.
     --------

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

     3.     Exhibits.






                   SEC
Exhibit  #       Reference  #       Title  of  Document                                 Location
----------       ------------      -------------------                              ----------------
1                       3          Articles  of Restatement of the Articles of        Incorporated by
                                   Incorporation                                       Reference(1)

2                       3          Bylaws                                             Incorporated  by
                                                                                       Reference(1)

3                       4          Rights Agreement dated as of October 28, 1994,     Incorporated  by
                                   between  Utah  Medical  Products,  Inc.,  and      Reference(1)
                                   Registrar  and  Transfer  Company

4                       4          Designation  of  Rights,  Privileges,  and         Incorporated  by
                                   Preferences of Series "A" Preferred  Stock         Reference(1)

5                      10          Employment  Agreement dated December 21, 1992      Incorporated by
                                   with  Kevin  L.  Cornwell*                         Reference(2)

6                      10          Amendment, effective May 15, 1998, to Employment   Incorporated  by
                                   Agreement dated December 21, 1992 with Kevin L.     Reference(4)
                                   Cornwell*

7                      10          Utah  Medical  Products, Inc., 1986 Incentive      Incorporated by
                                   Stock  Option  Plan*     Reference(2)

8                      10          Utah Medical Products, Inc., 1994 Employee         Incorporated by
                                   Incentive  Stock  Option  Plan*                     Reference(1)

9                      10          Utah  Medical Products, Inc., 1993 Directors'      Incorporated by
                                   Stock  Option  Plan                                 Reference(1)

10                     10          Utah  Medical Products, Inc., Performance          Incorporated by
                                   Option  Plan*                                      Reference(1)

11                     10          Revolving  Loan Agreement, dated April 4, 1997     Incorporated  by
                                   Between Utah Medical Products, Inc and First       Reference(3)
                                   Security  Bank,  N.A.

12                     10          Modification Agreement, effective October 15,      Incorporated  by
                                   1998 between Utah Medical Products, Inc. and       Reference(4)
                                   First  Security  Bank,  N.A.

13                     10          Modification  Agreement, effective as of           Incorporated  by
                                   June 4, 1999 between Utah Medical Products,        Reference(5)
                                   Inc. and First  Security  Bank,  N.A.

14                     21          Subsidiaries of Utah Medical Products, Inc.        This Filing

15                     23          Consent of Tanner + Co.,Company's  independent     This Filing
                                   auditors for the years ending December 31, 1999,
                                   December  31,  1998,  and  December  31,  1997

16                     27          Financial  Data  Schedule                          This Filing


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

(4) Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 1998.

(5) Incorporated by reference from the Company's issuer tender offer statement on schedule 13E-4 (Amendment No. 1) dated June 25, 1999.


     (b)  Reports  on  Form  8-K.
None

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 24th day of March, 2000.

     UTAH  MEDICAL  PRODUCTS,  INC.



     By:/s/  Kevin  L.  Cornwell
        ---------------------------------
        Kevin  L.  Cornwell
        Chairman  and  CEO



     By:/s/  Kevin  L.  Cornwell
        ---------------------------------
        Kevin  L.  Cornwell
        Secretary  and  CFO


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of March, 2000.




     By:/s/  Stephen  W.  Bennett
        ----------------------------------
        Stephen  W.  Bennett,  Director



     By:/s/  Kevin  L.  Cornwell
        ---------------------------------
        Kevin  L.  Cornwell,  Director



     By:/s/  Ernst  G.  Hoyer
        ------------------------------
        Ernst  G.  Hoyer,  Director



     By:/s/  Barbara  A.  Payne
        --------------------------------
        Barbara  A.  Payne,  Director



     By:/s/  Paul  O.  Richins
        -------------------------------
        Paul  O.  Richins,  Director




  UTAH  MEDICAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
        DECEMBER  31,  1999  AND  1998
     CONSOLIDATED  FINANCIAL  STATEMENTS



     UTAH  MEDICAL  PRODUCTS,  INC.  AND  SUBSIDIARIES
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
     -----------------------------------------------

                                                    PAGE
                                                    ----


Independent  Auditors'  Report                      F-2


Consolidated  balance  sheet                        F-3


Consolidated  statement  of  income                 F-4


Consolidated  statement  of  stockholders'  equity  F-5


Consolidated  statement  of  cash  flows            F-6


Notes  to  consolidated  financial  statements      F-8


                          INDEPENDENT AUDITORS' REPORT




TO  THE  BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
OF  UTAH  MEDICAL  PRODUCTS,  INC.


We have audited the consolidated balance sheet of UTAH MEDICAL PRODUCTS, INC. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UTAH MEDICAL PRODUCTS, INC. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.



/s/     Tanner  &  Co.



Salt  Lake  City,  Utah
January  14,  2000

                       CONSOLIDATED BALANCE SHEET
                             (IN THOUSANDS)


                                                        DECEMBER  31,
ASSETS                                                 1999      1998
---------------------------------------------------  --------  --------
Current assets:
---------------------------------------------------
Cash. . . . . . . . . . . . . . . . . . . . . . . .  $   647   $ 1,367
---------------------------------------------------  --------  --------
Accounts receivable, net (note 2) . . . . . . . . .    4,077     4,531
---------------------------------------------------  --------  --------
Inventories (note 2). . . . . . . . . . . . . . . .    3,190     4,048
---------------------------------------------------  --------  --------
Prepaid expenses and other current assets . . . . .      165       151
---------------------------------------------------  --------  --------
Deferred income taxes (note 6). . . . . . . . . . .      459       446
---------------------------------------------------  --------  --------


Total current assets. . . . . . . . . . . . . . . .    8,538    10,543
---------------------------------------------------  --------  --------


Property and equipment, net (note 3). . . . . . . .   11,013    12,489
---------------------------------------------------  --------  --------


Other assets, net (note 2). . . . . . . . . . . . .    8,205     8,936
---------------------------------------------------  --------  --------


Total . . . . . . . . . . . . . . . . . . . . . . .  $27,756   $31,968
---------------------------------------------------  --------  --------


LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------
Current liabilities:
---------------------------------------------------
Accounts payable. . . . . . . . . . . . . . . . . .  $   544   $   525
---------------------------------------------------  --------  --------
Accrued expenses (note 2) . . . . . . . . . . . . .    2,117     1,886
---------------------------------------------------  --------  --------
Deferred revenue. . . . . . . . . . . . . . . . . .        -         2
---------------------------------------------------  --------  --------


Total current liabilities . . . . . . . . . . . . .    2,661     2,413
---------------------------------------------------  --------  --------


Notes payable (note 4). . . . . . . . . . . . . . .    5,934     3,098
---------------------------------------------------  --------  --------
Deferred income taxes (note 6). . . . . . . . . . .      372       440
---------------------------------------------------  --------  --------


Total liabilities . . . . . . . . . . . . . . . . .    8,967     5,951
---------------------------------------------------  --------  --------


Commitments and contingencies (notes 5 and 10). . .        -         -
---------------------------------------------------  --------  --------


Stockholders' equity:
---------------------------------------------------
Preferred stock $.01 par value; authorized 5,000
  shares; no shares issued or outstanding . . . . .        -         -
---------------------------------------------------  --------  --------
Common stock $.01 par value; authorized 50,000
  shares; issued 6,453 shares in 1999 and
  8,046 shares in 1998. . . . . . . . . . . . . . .       64        80
---------------------------------------------------  --------  --------
Cumulative foreign currency translation adjustment.   (1,250)     (509)
---------------------------------------------------  --------  --------
Retained earnings . . . . . . . . . . . . . . . . .   19,975    26,446
---------------------------------------------------  --------  --------


Total stockholders' equity. . . . . . . . . . . . .   18,789    26,017
---------------------------------------------------  --------  --------


Total . . . . . . . . . . . . . . . . . . . . . . .  $27,756   $31,968
---------------------------------------------------  --------  --------

See  accompanying  notes  to  consolidated  financial  statements.

                   CONSOLIDATED STATEMENT OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          YEARS  ENDED  DECEMBER  31,
                                            1999      1998      1997
                                         --------  --------  --------


Net sales (notes 9 and 10). . . . . . .  $29,444   $27,677   $24,272
---------------------------------------  --------  --------  --------


Cost of sales (note 10) . . . . . . . .   13,648    13,503    11,666
---------------------------------------  --------  --------  --------


Gross margin. . . . . . . . . . . . . .   15,796    14,174    12,606
---------------------------------------  --------  --------  --------


Expenses:
---------------------------------------
Selling, general, and administrative. .    6,795     6,605     6,089
---------------------------------------  --------  --------  --------
Research and development. . . . . . . .      719       946       958
---------------------------------------  --------  --------  --------


Income from operations. . . . . . . . .    8,282     6,623     5,559
---------------------------------------  --------  --------  --------


Other income (expense):
---------------------------------------
Dividend and interest income. . . . . .       34        58        85
---------------------------------------  --------  --------  --------
Royalty income. . . . . . . . . . . . .      529       678       732
---------------------------------------  --------  --------  --------
Interest expense. . . . . . . . . . . .     (296)     (310)     (250)
---------------------------------------  --------  --------  --------
Other, net. . . . . . . . . . . . . . .       (4)      474       649
---------------------------------------  --------  --------  --------


Income before income tax expense. . . .    8,545     7,523     6,775
---------------------------------------  --------  --------  --------


Income tax expense (note 6) . . . . . .   (3,077)   (2,665)   (2,453)
---------------------------------------  --------  --------  --------


Net income. . . . . . . . . . . . . . .  $ 5,468   $ 4,858   $ 4,322
---------------------------------------  --------  --------  --------


Earnings per common share (basic)
  (notes 7 and 8) . . . . . . . . . . .  $   .76   $   .59   $   .51
---------------------------------------  --------  --------  --------


Earnings per common share (diluted)
  (notes 7 and 8) . . . . . . . . . . .  $   .76   $   .59   $   .51
---------------------------------------  --------  --------  --------


Other comprehensive income - foreign
  currency translation net of taxes of
  $(252), $50 and $(297). . . . . . . .     (489)       98      (577)
---------------------------------------  --------  --------  --------


Total comprehensive income. . . . . . .  $ 4,979   $ 4,956   $ 3,745
---------------------------------------  --------  --------  --------

See  accompanying  notes  to  consolidated  financial  statements.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                   YEARS  ENDED  DECEMBER  31,  1999,  1998  AND  1997
                                                                         Gain on      Cumulati
                                                                        Investment       ve
                                                              Addition   Available     Foreign
                                                                al       for-Sale      Currency
                                            Common Stock      Paid In     Net Of      Translation   Retained
                                            -------------     --------  ----------    -----------   ---------
                                          SHARES    AMOUNT    CAPITAL       TAX       ADJUSTMENT    EARNINGS     TOTAL
                                          -------  --------  ---------  -----------  ------------  ----------  ---------

Balance, January 1, 1997 . . . . . . . .   8,786   $    88   $      -   $       59   $       217   $  24,019   $ 24,383


Shares issued upon exercise
  of employee stock options for cash . .      29         -        227            -             -           -        227

Change in unrealized gain
   on investments available-for-sale                                           (59)                                 (59)

Tax benefit attributable to
 appreciation of stock options . . . . .       -         -         27                          -           -         27

Common stock purchased and
   retired . . . . . . . . . . . . . . .    (510)       (5)      (254)                         -      (5,132)    (5,391)

Foreign currency translation
   adjustment. . . . . . . . . . . . . .       -         -          -            -          (874)          -       (874)

Net income . . . . . . . . . . . . . . .       -         -          -            -             -       4,322      4,322

Balance, December 31, 1997 . . . . . . .   8,305        83          -            -          (657)     23,209     22,635

Shares issued upon exercise
    of employee stock options for cash .       8         -         58            -             -           -         58

Tax benefit attributable to appreciation
    of stock options . . . . . . . . . .       -         -          4                          -           -          4

Common stock purchased and
   retired . . . . . . . . . . . . . . .    (267)       (3)       (62)                         -      (1,621)    (1,686)

Foreign currency translation
    adjustment . . . . . . . . . . . . .       -         -          -            -           148           -        148

Net income . . . . . . . . . . . . . . .       -         -          -            -             -       4,858      4,858

Balance, December 31, 1998 . . . . . . .   8,046        80          -            -          (509)     26,446     26,017

Shares issued upon exercise of
   employee stock options for cash . . .      13         -         98                          -           -         98

Tax benefit attributable to
   appreciation of stock options . . . .       -         -          5                          -           -          5

Common stock purchased and
   retired . . . . . . . . . . . . . . .  (1,606)      (16)      (103)                         -     (11,939)   (12,058)

Foreign currency translation
   adjustment. . . . . . . . . . . . . .       -         -          -            -          (741)          -       (741)

Net Income . . . . . . . . . . . . . . .       -         -          -            -             -       5,468      5,468

Balance, December 31, 1999 . . . . . . .   6,453   $    64   $      -   $        -       ($1,250)  $  19,975   $ 18,789


See  accompanying  notes  to  consolidated  financial  statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                     YEARS  ENDED  DECEMBER  31,
                                                      1999       1998      1997
                                                    ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------
  Net income . . . . . . . . . . . . . . . . . . .  $  5,468   $ 4,858   $ 4,322
--------------------------------------------------  ---------  --------  --------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
--------------------------------------------------
Depreciation and amortization. . . . . . . . . . .     2,192     2,058     1,515
--------------------------------------------------  ---------  --------  --------
(Recovery of) provision for losses on accounts
   receivable. . . . . . . . . . . . . . . . . . .       (16)       22       (35)
--------------------------------------------------  ---------  --------  --------
(Gain) loss on disposal of assets. . . . . . . . .        (1)      438      (278)
--------------------------------------------------  ---------  --------  --------
Deferred income taxes. . . . . . . . . . . . . . .       (81)       52       195
--------------------------------------------------  ---------  --------  --------
Tax benefit attributable to exercise
  of stock options . . . . . . . . . . . . . . . .         5         5        27
--------------------------------------------------  ---------  --------  --------
(Increase) decrease in:
--------------------------------------------------
  Accounts receivable. . . . . . . . . . . . . . .         1        55       514
--------------------------------------------------  ---------  --------  --------
  Accrued interest, grant claims, and other
  receivables. . . . . . . . . . . . . . . . . . .       404        68       562
--------------------------------------------------  ---------  --------  --------
                                                         903     2,317      (268)
                                                    ---------  --------  --------
  Prepaid expenses and other current assets. . . .       (14)      (43)       11
--------------------------------------------------  ---------  --------  --------
Increase (decrease) in:
--------------------------------------------------
  Accounts payable . . . . . . . . . . . . . . . .        21      (328)   (1,010)
--------------------------------------------------  ---------  --------  --------
  Accrued expenses . . . . . . . . . . . . . . . .       221        45      (441)
--------------------------------------------------  ---------  --------  --------
  Deferred revenue . . . . . . . . . . . . . . . .        (2)      (84)     (136)
--------------------------------------------------  ---------  --------  --------
    Net cash provided by
    operating activities . . . . . . . . . . . . .     9,101     9,463     4,978
--------------------------------------------------  ---------  --------  --------


CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------
  Capital expenditures for:
--------------------------------------------------
Property and equipment . . . . . . . . . . . . . .      (684)     (480)   (1,134)
--------------------------------------------------  ---------  --------  --------
Intangible assets. . . . . . . . . . . . . . . . .        (2)     (306)     (454)
--------------------------------------------------  ---------  --------  --------
  Purchases of investments . . . . . . . . . . . .         -         -      (112)
--------------------------------------------------  ---------  --------  --------
  Proceeds from sale and maturities of investments         -         -     1,577
--------------------------------------------------  ---------  --------  --------
  Proceeds from sale of property and equipment . .         1        12         9
--------------------------------------------------  ---------  --------  --------
  Net cash paid in acquisition . . . . . . . . . .         -    (4,188)   (7,300)
--------------------------------------------------  ---------  --------  --------
    Net cash used in
    investing activities . . . . . . . . . . . . .      (685)   (4,962)   (7,414)
--------------------------------------------------  ---------  --------  --------


CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------
  Proceeds from issuance of common stock . . . . .        98        58       227
--------------------------------------------------  ---------  --------  --------
  Common stock purchased and retired . . . . . . .   (12,058)   (1,686)   (5,391)
--------------------------------------------------  ---------  --------  --------
  Increase (decrease) in note payable. . . . . . .     2,840    (2,470)    5,563
--------------------------------------------------  ---------  --------  --------
Net cash (used in) provided by
financing activities . . . . . . . . . . . . . . .    (9,120)   (4,098)      399
--------------------------------------------------  ---------  --------  --------


Effect of exchange rate changes on cash. . . . . .       (16)       13       (51)
--------------------------------------------------  ---------  --------  --------


Net (decrease) increase in  cash . . . . . . . . .      (720)      416    (2,088)
--------------------------------------------------  ---------  --------  --------


Cash at beginning of year. . . . . . . . . . . . .     1,367       951     3,039
--------------------------------------------------  ---------  --------  --------


Cash at end of year. . . . . . . . . . . . . . . .  $    647   $ 1,367   $   951
--------------------------------------------------  ---------  --------  --------

See  accompanying  notes  to  consolidated  financial  statements.

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

                                       YEARS ENDED
                                       DECEMBER  31,
                                       -------------

                                   1999    1998    1997
                                  ------  ------  ------
  Cash paid during the year for:
--------------------------------

Income taxes . . . . . . . . . .  $2,972  $2,197  $2,307
--------------------------------  ------  ------  ------

Interest . . . . . . . . . . . .  $  296  $  310  $  250
--------------------------------  ------  ------  ------

During the year ended December 31, 1998, the Company purchased assets from Gesco
International, Inc. The Company paid cash, and recorded net assets from the acquisition as follows:

Inventory
                                                  $  635
                                                  ------
Property and equipment                                48
----------------------                            ------
Intangibles. . . . . .                             3,505
----------------------                            ------


Net cash investment. .                            $4,188
----------------------                            ------


During  the  year  ended  December  31,  1997:

-     The  Company  sold  property  in  exchange  for  a  receivable  of  $340.

-     The  Company  purchased  all  of  the outstanding common stock of Columbia
Medical, Inc. (Columbia) in a purchase transaction. The Company paid cash for the common stock and recorded net assets from the acquisition as follows:


Cash. . . . . . . . . . . .                       $  860
---------------------------                       -------
Accounts receivable . . .                       .    478
---------------------------                       -------
Inventory . . . . . . . . .                          805
---------------------------                       -------
Prepaids and other. . . . .                           27
---------------------------                       -------
Deferred income taxes . . .                           28
---------------------------                       -------
Property and equipment, net                        1,062
---------------------------                       -------
Intangibles . . . . . . . .                        5,225
---------------------------                       -------
Accounts payable. . . . . .                          (94)
---------------------------                       -------
Accrued expenses. . . . . .                         (231)
---------------------------                       -------


Total cash paid . . . . . .                        8,160
---------------------------                       -------
Less cash received. . . . .                         (860)
---------------------------                       -------


Net cash investment . . . .                       $7,300
---------------------------                       -------

        UTAH MEDICAL PRODUCTS, INC.  AND SUBSIDIARIES
         Notes to Consolidated Financial Statements
        Years Ended December 31, 1999, 1998 and 1997

1.   SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------------------

ORGANIZATION
          Utah Medical Products, Inc. and its wholly owned subsidiaries, principally Utah Medical Products Ltd., which operates a manufacturing facility in Ireland, and Columbia Medical, Inc. (the Company) are in the business of producing cost-effective devices for the healthcare industry. The Company's broad range of products includes those used in critical care areas and the labor and delivery departments of hospitals, as well as outpatient clinics and physician's offices. Products are sold in both domestic U.S. and international markets.

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

CASH  AND  CASH  EQUIVALENTS
          For purposes of the consolidated statement of cash flows, the Company considers cash on deposit and short-term investments with original maturities of three months or less to be cash and cash equivalents.

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

          Building  and  improvements  30-40  years
          Furniture,  equipment,  and  tooling    3-10  years


INTANGIBLE  ASSETS
          Costs associated with the acquisition of patents, trademarks, goodwill, license rights, and non-compete agreements are capitalized and amortized using the straight-line method over periods ranging from 5 to 17 years.

DEFERRED  REVENUE
          Amounts received in advance from customers for the sale of product rights and price reductions are recognized as revenue as the related products are sold considering the future marketability of the products.

INCOME  TAXES
          The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," whereby deferred taxes are computed under the asset and liability method.

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

          The Company's customer base consists primarily of healthcare providers. Although the Company is directly affected by the well-being of the medical industry, management does not believe significant credit risk exists at December 31, 1999.

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

RECLASSIFICATIONS
          Certain changes to the presentation of the 1998 and 1997 consolidated financial statements have been made to conform with the 1999 presentation.

 2.  DETAIL OF   CERTAIN   BALANCE   SHEET   ACCOUNTS

                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1999      1998
                                                                  -----    -----
Accounts  receivable  (in  thousands):
--------------------------------------
Trade receivables                                                $4,074   $4,134
Grant claim receivables                                              51       49
Accrued interest and other                                            5      416
  Less  allowance  for
  doubtful  accounts                                                (53)     (68)
                                                                 ------   ------
                                                                 $4,077   $4,531
                                                                 ======   ======

Inventories  (in  thousands):
-----------------------------
Finished products                                                  $846   $1,041
Work-in-process                                                     962      771
Raw materials                                                     1,382    2,236
                                                                 ------   ------
                                                                 $3,190   $4,048
                                                                 ======   ======


Other  assets  (in  thousands):
-------------------------------
Goodwill                                                        $8,533    $8,533
Patents                                                          1,744     1,743
License rights                                                     293       293
Trademarks                                                         224       223
Non-compete agreements                                              75        75
                                                                 10,869   10,867
                                                                 ======   ======
Accumulated amortization                                         (2,664)  (1,931)
                                                                 ======   ======

                                                                 $8,205   $8,936
                                                                 ======   ======


Accrued  expenses  (in  thousands):
-----------------------------------
Payroll and payroll taxes                                          $956     $847
Reserve for litigation costs                                        477      542
Other                                                               684      497
                                                                 ------   ------

                                                                 $2,117   $1,886
                                                                 ======   ======

3.  PROPERTY  AND   EQUIPMENT



 Property  and  equipment  consists  of  the  following (in thousands):

                                                 DECEMBER 31,
                                                 ------------
                                                 1999       1998
                                                ------     -------
Land                                              $967      $1,024
Buildings and improvements                       7,549       7,998
Furniture, equipment, and tooling               13,300      13,018
Construction-in-progress                           161         164
                                               -------     -------
                                                21,977      22,204

Accumulated depreciation and amortization      (10,964)     (9,715)
                                               --------     -------
                                               $11,013     $12,489
                                               =======     ========

         Included in the Company's consolidated balance sheet are the assets of its manufacturing facilities in Utah, Oregon and Ireland. Property and equipment, by location are as follows (in thousands):


                                                      DECEMBER 31, 1999
                                                      -----------------
                                            UTAH     OREGON     IRELAND      TOTAL
                                           -----     ------     -------     -------
Land                                         $621     $   -        $346        $967
Building and improvements                   3,817         32      3,700       7,549
Furniture, equipment, and tooling          11,309      1,253        738      13,300
Construction-in-progress                      161         -          -          161
                                          -------     -------    -------    -------

Total                                      15,908      1,285      4,784      21,977

Accumulated  depreciation
  and  amortization                        (9,648)      (717)      (599)    (10,964)
                                          -------     -------    -------    -------

Property  and  equipment,
  net                                      $6,260       $568     $4,185     $11,013
                                          =======      ======    ======     =======

                                                       DECEMBER 31, 1998
                                                       -----------------
                                           UTAH     OREGON     IRELAND      TOTAL
                                           ----     ------     -------     -------
Land                                        $621     $   -        $403      $1,024
Building and improvements                  3,656        32       4,310       7,998
Furniture,  equipment,  and
  tooling                                 11,090     1,092         836      13,018
Construction-in-progress                     157         7          -          164
                                          ------    ------     -------     -------

Total                                     15,524     1,131       5,549      22,204

Accumulated  depreciation
  and  amortization                       (8,817)     (397)       (501)     (9,715)
                                          ------    ------     -------     -------

Property  and  equipment,
  net                                     $6,707      $734       $5,048     $12,489
                                         =======     ======      ======     =======



4.  NOTES   PAYABLE

          The Company has a bank line-of-credit agreement which allows the Company to borrow a maximum amount (in thousands) of $12,500 at an interest rate equal to the bank's LIBOR rate plus 1.45%, or .8% below the bank's prime rate. The line-of-credit matures on March 25, 2001, is unsecured and had an outstanding balance of (in thousands) $5,934 and $3,093 at December 31, 1999 and 1998, respectively.

          In addition, at December 31, 1998 the Company had certain other long-term obligations which required monthly payments and were secured by equipment. The balance at December 31, 1998 was (in thousands) $5.



5.  COMMITMENTS AND CONTINGENCIES

OPERATING  LEASES

         The Company has an operating lease agreement for land adjoining the Company's U.S. facilities for a term of forty years commencing on September 1, 1991. On September 1, 1996 and subsequent to each fifth lease year, the basic rental is adjusted for published changes in a price index. The Company also leases certain buildings under noncancelable operating leases. Rent expense charged to operations under these operating lease agreements was approximately (in thousands) $103, $116 and $75 for the years ended December 31, 1999, 1998 and 1997, respectively.

         Future   minimum   lease   payments   under   the   operating  lease
obligations  as  of  December  31,  1999  were  as  follows  (in  thousands):

YEAR ENDING
 DECEMBER 31:         AMOUNT
----------------      -------
     2000                  $61
     2001                   35
     2002                   35
     2003                   35
     2004                   35
   Thereafter              930
                        -------

 Total future
minimum lease payments  $1,131
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


6.  INCOME TAXES

          Deferred tax assets (liabilities) consist of the following temporary differences (in thousands):


                                                    YEARS  ENDED
                                                     DECEMBER 31,
                                             ---------------------------
                                           1999                    1998
                                          -----                   ------
                                   CURRENT    LONG-TERM     CURRENT     LONG-TERM
                                   -------    ---------     -------     ---------
Inventory write-down and unicap       $153      $    -          $95     $      -
Allowance for doubtful accounts         18           -           26            -
Accrued liabilities and reserves       250           -          278            -
Other                                   38           -           47            -
                                    ------      -------        -----       ------
Depreciation and amortization            -        (210)           -         (246)
Earnings from subsidiary                 -        (162)           -         (194)
                                    ------      -------        -----       ------
Deferred income taxes, net            $459       $(372)         $446       $(440)
                                    ======       ======        =====       ======

    The  components  of  income tax expense are as follows (in thousands):

                     YEARS ENDED
                    DECEMBER  31,
             -------------------------
             1999       1998       1997
            -----      -----      -----
Current     $3,158     $2,613     $2,285
Deferred       (81)        52        168
--------     ------    ------     ------

Total       $3,077     $2,665     $2,453
========    ======     ======     ======

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows (in thousands):

                                               YEARS ENDED
                                               DECEMBER  31,
                                         ------------------------
                                        1999       1998       1997
                                        ----       ----       ----
Federal  income  tax  expense  at
  the  statutory  rate                 $2,905     $2,558     $2,303
State income taxes                        427        376        309
Foreign sales corporation                 (75)       (76)       (85)
Other                                    (180)      (193)       (74)
                                         -----      -----      -----

Total                                  $3,077     $2,665     $2,453
                                       ======     ======     ======



7.  STOCKHOLDERS' EQUITY

OPTIONS
          The Company has stock option plans which authorize the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate 4,700,000 shares of common stock. All options granted under the plans may be exercised between six months and ten years following the date of grant. The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees, and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company.

Changes  in  stock  options  were  as  follows:

                                                           PRICE RANGE
                                     SHARES                 PER  SHARE
                                     -------            -------------------
1999
----
Granted                                 267,000             $6.50  -  $7.75
Expired or canceled                     147,174              6.50  -  14.25
Exercised                                13,950              6.75  -   7.25
Total outstanding at December 31      1,098,657              6.50  -  14.25
Total exercisable at December 31        665,533              6.50  -  14.25

1998
----
Granted                                 267,500             $6.75  -  $8.06
Expired or canceled                     155,067              6.75  -  14.25
Exercised                                 8,000              7.25  -   7.25
Total outstanding at December 31        992,781              6.75  -  14.25
Total exercisable at December 31        478,902              6.75  -  14.25

1997
----
Granted                                 454,700              $6.75 - $11.50
Expired or canceled                     229,452               6.75 - 14.25
Exercised                                29,500               7.25 - 10.00
Total outstanding at December 31        888,348               6.75 - 14.25
Total exercisable at December 31        355,971               7.25 - 14.25


          For the years ended December 31, 1999, 1998 and 1997, the Company reduced current income taxes payable and increased additional paid-in capital by (in thousands) $5, $5 and $27, respectively, for the income tax benefit attributable to appreciation of common stock related to stock options.


STOCK-BASED  COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards starting in 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                             YEARS ENDED
                                             -----------
                                            DECEMBER 31,
                                            ------------
                                      1999       1998         1997
                                     ------     -------      -------
Net income as reported               $5,468       $4,858      $4,322
Net income pro forma                 $4,888       $4,382      $3,933
Earnings  per  share  assuming
  dilution  as  reported               $.76         $.59        $.51
Earnings  per  share  assuming
  dilution  pro  forma                 $.68         $.53        $.46


          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                             YEARS ENDED
                                             -----------
                                            DECEMBER 31,
                                            ------------
                                      1999       1998           1997
                                     ------     -------        -------
Expected dividend yield             $  -        $     -         $    -
Expected stock price volatility     47.5%          49.9%          47.6%
Risk-free  interest  rate
  (weighted  average)                4.7%           5.4%           6.3%
Expected life of options             3.5 years      3.8 years      3.8 years
                                  ============   ============   ============


          The per-share weighted average fair value of options granted during 1999, 1998 and 1997 is $2.56, $3.20 and $4.10, respectively.

          The following table summarizes information about stock options outstanding at December 31, 1999:



                             OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                   --------------------------------------   -------------------------------
                                   Remaining     Weighted                         Weighted
  Range Of                        Contractual    Average                          Average
   Exercise           Number         Life       Exercise      Number             Exercisable
    Prices         Outstanding      (Years)      Price       Exercisable            Price
---------------    -------------  ------------   -------     -----------        ----------
$ 6.50 -  8.00         663,363         7.61        $6.97         307,235            $7.10
  9.50 - 14.25         435,294         5.98        11.72         358,893            11.59
---------------     ----------     --------     --------        ---------       ---------

$ 6.50 - 14.25       1,098,657         6.97        $8.85         666,128            $9.52
---------------      ---------         ----        -----         -------            -----

8.  EARNINGS  PER   SHARE

          Financial accounting standards require companies to present basic and diluted earnings per share (EPS) along with additional informational disclosures. Information related to EPS is as follows (in thousands, except per share amounts):


                                             YEARS ENDED  DECEMBER  31,
                                        ------------------------------------
                                           1999         1998          1997
                                         -------      --------      ---------
BASIC  EPS:

Net  income  available  to  common
    stockholders                          $5,468        $4,858         $4,322

Weighted average common shares             7,187         8,269          8,444

Net income per share                        $.76          $.59           $.51
                                        ========        ======         =======

DILUTED  EPS:

Net  income  available  to  common
    stockholders                          $5,468        $4,858         $4,322

Weighted average common shares             7,197         8,273          8,495

Net income per share                        $.76          $.59           $.51
                                        ========        ======         =======




        The Company had sales in the following geographic areas (in thousands):

9.  GEOGRAPHIC   SALES   INFORMATION

    YEAR     UNITED STATES     OTHER
    ----     -------------     -----
  1999           $23,894       $5,550
  1998           $22,945       $4,732
  1997           $19,053       $5,219

10.  PRODUCT  SALE   AND  PURCHASE   COMMITMENTS


          The Company has license agreements for the rights to develop and market certain products owned by unrelated parties. Under the terms of such agreements, the Company is required to pay royalties ranging from 1.5% to 5% of sales, and in one case certain payments to the developer contingent upon the product achieving certain annual revenue thresholds.

          The Company has license agreements with unrelated companies to provide Exclusive and nonexclusive rights to purchase, market, distribute, or manufacture the Company's products, from which the Company receives royalties and license fees.

11.  EMPLOYEE   BENEFIT  PLAN

          The Company has a contributory 401(k) savings plan for employees who work 30 hours or more each week, who are at least 21 years of age, and have a minimum of one year of service with the Company. The Company's contribution is determined annually by the Board of Directors and was approximately (in thousands) $87, $63 and $54 for the years ended December 31, 1999, 1998 and 1997, respectively.

12.  FAIR  VALUE  OF   FINANCIAL   INSTRUMENTS

          None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1999, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

13.  RECENT   ACCOUNTING  PRONOUNCEMENTS

          In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

                                      EXHIBIT INDEX
                                      -------------


                 SEC
Exhibit  #    Reference  #          Title  of  Document                       How  Filed
----------    ------------     --------------------------------               ----------
   14            21        Subsidiaries of Utah Medical Products, Inc.     Filed in Electronic
                                                                                 Format

   15            23        Consent of Tanner + Co., Company's              Filed in Electronic
                           independent  auditors  for  the  years  ending        Format
                           December  31,  1999,  December  31,  1998
                           and  December  31,  1997

   16            27        Financial  Data  Schedule                       Filed in Electronic
                                                                                 Format