Form 10-Q
period 2000-03-31
UTAH MEDICAL PRODUCTS INC
filed 2000-05-15
CIK 706698

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: March 31, 2000                    Commission File No. 0-11178
                                                                         -------


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

  The number of shares outstanding of the registrant's common stock as of May 10, 2000: 6,390,011
            ---------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------

PART  I  -  FINANCIAL  INFORMATION                                        PAGE
                                                                          ----

  Item  1.  Financial  Statements

     Consolidated  Condensed  Balance  Sheets  as  of
     March  31,  2000  and  December  31,  1999                             1

     Consolidated  Condensed  Statements  of  Income  for  the
     three  months  ended  March  31,  2000  and  March  31,  1999          2

     Consolidated  Condensed  Statements  of  Cash  Flows  for  the
     three  months  ended  March  31,  2000  and  March  31,  1999          3

     Notes  to  Consolidated  Condensed  Financial  Statements              4


  Item  2.  Management's  Discussion  and  Analysis  of
             Financial  Condition  and  Results  of  Operations             6

PART  II  -  OTHER  INFORMATION

  Item  6.  Exhibits  and  Reports  on  Form  8-K                           9


SIGNATURES                                                                  9

                        PART I  -  FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                   CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                   -------------------------------------------
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                      ------------------------------------
                           (in thousands - unaudited)

                                                       MARCH 31, 2000    DECEMBER 31, 1999
----------------------------------------------------  ----------------  -------------------
ASSETS
----------------------------------------------------
CURRENT ASSETS:
Cash . . . . . . . . . . . . . . . . . . . . . . . .  $           976   $              647
Accounts receivable - net. . . . . . . . . . . . . .            3,824                4,077
Inventories. . . . . . . . . . . . . . . . . . . . .            3,566                3,190
Other current assets . . . . . . . . . . . . . . . .              705                  624
                                                                        -------------------
Total current assets . . . . . . . . . . . . . . . .            9,071                8,538

PROPERTY AND EQUIPMENT - NET . . . . . . . . . . . .           10,550               11,013

INTANGIBLE ASSETS - NET. . . . . . . . . . . . . . .            8,087                8,205
                                                      ----------------  -------------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . .  $        27,708   $           27,756
                                                      ================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . .  $           674   $              544
Accrued expenses . . . . . . . . . . . . . . . . . .            2,165                2,117
Total current liabilities. . . . . . . . . . . . . .            2,839                2,661

NOTES PAYABLE. . . . . . . . . . . . . . . . . . . .            4,841                5,934

DEFERRED INCOME TAXES. . . . . . . . . . . . . . . .              354                  372
                                                      ----------------  -------------------

Total liabilities. . . . . . . . . . . . . . . . . .            8,034                8,967
                                                      ----------------  -------------------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value; authorized - 5,000
  shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000
  shares; issued - March 31, 2000, 6,442 shares
  December 31, 1999, 6,453 shares. . . . . . . . . .               64                   64
Cumulative foreign currency translation adjustment .           (1,513)              (1,250)
Retained earnings. . . . . . . . . . . . . . . . . .           21,123               19,975
Total stockholders' equity . . . . . . . . . . . . .           19,674               18,789
                                                      ----------------  -------------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . .  $        27,708   $           27,756
                                                      ================  ===================


              see  notes  to  consolidated  condensed  financial  statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
               ---------------------------------------------------
              THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
              ----------------------------------------------------
                    (in thousands, except per share amounts)
                                   (unaudited)

                                   THREE MONTHS ENDED
                                        MARCH 31,
                                        ---------
                                      2000    1999
                                     ------  ------
NET SALES . . . . . . . . . . . . .  $6,666  $7,018

COST OF SALES . . . . . . . . . . .   2,995   3,331
                                     ------  ------

GROSS MARGIN. . . . . . . . . . . .   3,671   3,687
                                     ------  ------

EXPENSES:

Selling, general and administrative   1,644   1,712
Research & development. . . . . . .     149     222
                                     ------  ------

Total . . . . . . . . . . . . . . .   1,793   1,934
                                     ------  ------

INCOME FROM OPERATIONS. . . . . . .   1,878   1,753

OTHER INCOME. . . . . . . . . . . .      38     115
                                     ------  ------

INCOME BEFORE INCOME TAX EXPENSE. .   1,916   1,868

INCOME TAX EXPENSE. . . . . . . . .     690     668
                                     ------  ------

NET INCOME. . . . . . . . . . . . .  $1,226  $1,200
                                     ======  ======

EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE . . . . .  $ 0.19  $ 0.15
                                     ======  ======

EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION. . . . . .  $ 0.19  $ 0.15
                                     ======  ======

SHARES OUTSTANDING - BASIC. . . . .   6,447   7,939
                                     ======  ======

SHARES OUTSTANDING - DILUTED. . . .   6,469   7,939
                                     ======  ======


see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
          FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
          ------------------------------------------------------------
                           (in thousands - unaudited)

                                                                  MARCH 31,
                                                                   ---------
                                                                 2000      1999
                                                               --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,226   $ 1,200
                                                               --------  --------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . .      571       526
    (Recovery of)/Provision for losses on accounts receivable        4        (3)
    (Gain)/Loss on disposal of assets . . . . . . . . . . . .       (1)        1
    Deferred income taxes . . . . . . . . . . . . . . . . . .      (34)      (39)
Changes in operating assets and liabilities:
    Accounts receivable - trade . . . . . . . . . . . . . . .      405      (142)
    Accrued interest and other receivables. . . . . . . . . .     (191)      216
    Inventories . . . . . . . . . . . . . . . . . . . . . . .     (371)      291
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . .      (65)      (63)
    Accounts payable. . . . . . . . . . . . . . . . . . . . .      138       108
    Accrued expenses. . . . . . . . . . . . . . . . . . . . .       57       164
    Deferred revenue. . . . . . . . . . . . . . . . . . . . .        0        (2)
                                                               --------  --------
Total adjustments . . . . . . . . . . . . . . . . . . . . . .      514     1,057
                                                               --------  --------
Net cash provided by operating activities . . . . . . . . . .    1,739     2,257
                                                               --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment. . . . . . . . . . . . . . . . . .     (125)     (178)
    Intangible assets . . . . . . . . . . . . . . . . . . . .     (100)       (1)
Proceeds from sale of property and equipment. . . . . . . . .        0         0
                                                               --------  --------
Net cash used in investing activities . . . . . . . . . . . .     (225)     (179)
                                                               --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchased and retired. . . . . . . . . . . . . .      (78)   (1,455)
Decrease in note payable. . . . . . . . . . . . . . . . . . .   (1,093)   (1,384)
                                                               --------  --------
Net cash used in financing activities . . . . . . . . . . . .   (1,171)   (2,839)
                                                               --------  --------

Effect of exchange rate changes on cash . . . . . . . . . . .      (14)      (11)

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . .      329      (772)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . .      647     1,367
                                                               --------  --------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . .  $   976   $   595
                                                               ========  ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes. . . . . . . .  $   463   $   375
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . .  $    96   $    40


            see notes to consolidated condensed financial statements

                          UTAH MEDICAL PRODUCTS, INC.
                          ----------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 1999. Although the accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, in the opinion of management, such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2) Inventories at March 31, 2000 and December 31, 1999 (in thousands) consisted of the following:


                                             March  31,             December 31,
                                                2000                    1999
                                              --------               ---------
     Finished  goods                         $   1,170                $   846
     Work-in-process                             1,000                    962
     Raw  materials                              1,396                  1,382
                                                 -----                  -----
     Total                                      $3,566                 $3,190
                                                ======                 ======


(3) The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This standard requires companies to disclose certain changes in equity not represented in net income such as foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. These items are components of other comprehensive income which, when added to net income, represent total comprehensive income. The Company translates the currency of its Ireland subsidiary which comprises the only element of other comprehensive income. Total comprehensive income for the quarter ending March 31, 2000 was (in thousands) $962.

(4) In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. UTMD believes that the adoption of SFAS 133 will not have a material effect on the financial statements of the Company.

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

          General risk factors that may impact the Company's revenues include the market acceptance of competitive products, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UTMD's products at lower prices, the timing and market acceptance of UTMD's own new product introductions, UTMD's ability to efficiently manufacture its products, including the reliability of suppliers, success in gaining access to important global distribution channels, marketing success of UTMD's distribution and sales partners, budgetary constraints, the timing of regulatory approvals for newly introduced products, third party reimbursement, and access to U.S. hospital customers, as that access is increasingly constrained by group purchasing decisions.
     Risk factors, in addition to the risks outlined in the previous paragraph that may impact the Company's assets and liabilities, as well as cash flows, include risks inherent to companies manufacturing products used in health care including claims resulting from the improper use of devices and other product liability claims, defense of the Company's intellectual property, productive use of assets in generating revenues, management of working capital including inventory levels required to meet delivery commitments at a minimum cost, and timely collection of accounts receivable.
     Additional risk factors that may affect non-operating income include the continuing viability of the Company's technology license agreements, actual cash and investment balances, asset dispositions, and acquisition activities that may require external funding.

(6)     Events  subsequent  to  March  31,  2000

          On April 14, 2000, UTMD entered into a new unsecured revolving line-of-credit agreement with Key Bank N.A. which replaces its prior line-of-credit. Under the agreement, the Company may borrow up to $14,500,000 at a floating interest rate tied to Prime Rate or LIBOR, at UTMD's election. Significant financial covenants under the line require the Company to maintain minimum Current and Total Funded Debt to EBITDA ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
          UTMD manufactures and markets a well-established range of specialty medical devices. The general characteristics of UTMD's business have not materially changed over the last several reporting periods. The Company's Form 10-K Annual Report for the year ended December 31, 1999 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per-share amounts and where otherwise noted.

Analysis  of  Results  of  Operations
     a)     First  Quarter  (1Q)  Overview
          Sales in 1Q 2000 declined 5% from 1Q 1999, due to lower sales of obstetrics products in the U.S., and lower sales of OEM products worldwide. Despite the lower sales, operating profits improved 7% due to record gross profit margins and tightly controlled operating expenses. Earnings per share
(EPS) were up 25% compared to 1Q 1999 due to share repurchases. With its strong cash flow, UTMD was able to reduce its long term debt balance by $1.1 million, allow finished goods inventories to increase by $0.4 million during a period of softer than expected demand, and repurchase another 11,300 shares of its stock in 1Q 2000.

     b)     Revenues
          In 1Q 2000, sales to customers outside the U.S. grew 24% while domestic sales, excluding component sales to Baxter, declined 9%. Sales of components to Baxter declined 79% to $32 in 1Q 2000 from $148 in 1Q 1999.
     In the U.S., obstetrics product sales decreased 12% due to end of millennium overstocking and increased competition, while electro surgery/ gynecology/ urology product sales and neonatal product sales remained about the same. Blood pressure monitoring components excluding sales to Baxter/ OEM molding products declined 20% as a result of fluctuation in customer ordering patterns, for no apparent reasons.
     Foreign sales of obstetrics products, electro surgery/ gynecology products, neonatal products and blood pressure monitoring (BPM) components and accessories increased 17%, 92%, 117% and 14% respectively.
     Global obstetrics product sales which decreased 11% in 1Q 2000 represented 46% of total sales. Obstetrics sales were $3,041 in 1Q 2000, compared to $3,402 in 1Q 1999. Global gynecology/ electro surgery/ urology product sales which grew 9% in 1Q 2000 represented 17% of total revenues. Gyn/ES/Uro sales were $1,125 in 1Q 2000, compared to $1,036 in 1Q 1999. Neonatal product sales which grew 6% represented 13% of total sales. Neonatal product sales were $872 in 1Q 2000, compared to $826 in 1Q 1999. BPM and accessories sales including sales to Baxter which declined 7% represented 24% of global consolidated 1Q 2000 sales. Sales of BPM and accessories products in 1Q 2000 were $1,629, compared to $1,753 in 1Q 1999.

     c)     Gross  Profit
          UTMD's gross profit margin (GPM) in 1Q 2000 was 55.1% compared to 52.5% in 1Q 1999. Gross margin improvements were led by control of manufacturing overhead costs and lower direct materials costs. During the rest of 2000, offsetting influences are expected to result in GPM of about 54%. Expected favorable influences include growth in sales activity without a similar increase in overhead expenses and a continued emphasis on reengineering products to reduce costs. Unfavorable influences are expected to be continued competitive pressure on pricing and higher wage rates and other benefits costs for production employees. UTMD management believes that consistently achieving an average GPM above 50% is crucial to successfully support the significant sales and marketing, research and development, and administrative expenses associated with an innovative medical device company in a highly complex and competitive marketplace.

     d)     Operating  Profit

          1Q 2000 operating profits increased 7% to $1,878 from $1,753 in 1Q 1999. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses, were $1,793 or 26.9% of sales in 1Q 2000 compared to $1,934 or 27.6% of sales in 1Q 1999. Reducing operating expenses as a percentage of sales with lower sales is a significant achievement for the quarter.
     S&M expenses in 1Q 2000 were $877 or 13.2% of sales compared to $973 or 13.9% of sales in 1Q 1999. S&M expenses are dominated by the costs of promoting, selling and providing customer support of UTMD's direct sales of products in the U.S. Although total 1Q 2000 sales decreased 5%, including OEM and overseas sales where third parties underwrite significant S&M costs of selling UTMD's products, the U.S. direct sales portion decreased 9%. Total S&M expenses were reduced 10% in conjunction with managing expenses relative to the actual performance of UTMD's domestic direct S&M resources.
     R&D expenses in 1Q 2000 were $148 or 2.2% of sales compared to $222 or 3.2% of sales in 1Q 1999. The mid-year 1999 termination of internal efforts committed to UTMD's fetal pH monitoring project, which represented about half of R&D spending in 1H 1999, was responsible for the decline. Current R&D projects include continuing development of the Fowler Endocurette, enhancements to the Gesco neonatal product line, and improvements to UTMD's other established products. R&D improvements in materials and configuration of components was evident in UTMD's improved GPMs. At UTMD, R&D resources are kept involved in the direct support of manufacturing, as UTMD finds it makes long-term sense to keep its most technical people involved with products and the processes for making them throughout their life cycles.
     G&A expenses in 1Q 2000 were $767 or 11.5% of sales compared to $739 or 10.5% of 1Q 1999 sales. Year 2000 G&A expenses are expected to be consistent with 1999, and in 1Q 2000 were within expected limits of normal quarterly fluctuation.

     e)  Non-operating  income
          Royalty income from licensing UTMD's technology to other companies was partially offset by interest expenses and bank fees on the revolving line-of-credit in 1Q 2000. Non-operating income in 1Q 2000 was $38, compared to $115 in 1Q 1999. Royalties received in 1Q 2000 were $44 less than in the prior year's quarter. Interest expenses and bank fees associated with the line-of-credit were $98 in 1Q 2000 compared to $43 in 1Q 1999. Assuming a minimal change in current interest rates and no new borrowing to finance an extraordinary capital requirement, net non-operating income will increase in each successive quarter in 2000 as the line-of-credit balance declines.

     f)     Earnings  Before  Income  Taxes
          1Q 2000 earnings before income taxes (EBT) were 28.7% of sales compared to 26.6% in 1Q 1999. UTMD was able to increase EBT 3% relative to 1Q 1999 even though sales were down 5% because of improvement accomplished in gross margin combined with tight control of operating expenses. If sales activity increases, UTMD expects it can increase EBT at a faster rate.

     g)     Net  Income  and  EPS
          UTMD's after tax net income expressed as a percentage of sales was 18.4% for 1Q 2000 compared to 17.1% for 1Q 1999. Net income expressed in dollars was up 2% at $1,226, compared to $1,200 in 1Q 1999. The effective income tax rate in 1Q 2000 was 36.0% compared to 35.8% in 1Q 1999.
     Diluted 1Q 2000 earnings per share (EPS) were up 25% to $.19 compared to $.15 in 1Q 1999. 1Q 2000 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 6,469 compared to 7,939 shares in 1Q 1999. Actual outstanding common shares as of the end of 1Q 2000 were 6,442. UTMD's trailing twelve months' EPS were $.81, up 35% from the prior twelve month period of time.

     h)     Return  on  Shareholders'  Equity  (ROE)
          ROE  in  1Q  2000  was  22%  compared  to  19%  in  1Q  1999.

     i)     Cash  flows
          EBITDA is a measure of UTMD's ability to generate cash. First quarter 2000 EBITDA was $2,584, up from $2,438 in 1Q 1999, or as a ratio of sales, 39% in 1Q 2000 compared to 35% in 1Q 1999. UTMD used EBITDA to allow purchase of $125 worth of assets to sustain facilities, equipment and tooling in good working order, investment of $100 in new intangible assets, repurchase $78 worth of it shares, as well as a decrease in its bank revolving line-of-credit balance by $1,093 during 1Q 2000.

          Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $1,739 in 1Q 2000, compared to $2,257 in 1Q 1999. Net working capital changes used $28 in 1Q 2000 cash compared to providing $572 in 1Q 1999, with the largest change (adjusted for exchange rate changes) coming from higher finished goods inventories, which UTMD increased in lieu of cutting production rates in order to maintain production efficiencies during a period of temporary soft demand.
     Financing activities in 1Q 2000 used cash of $1,093 to reduce the bank line-of-credit. In addition, 11,300 shares of stock were repurchased at a total cost of $78. No stock was issued in the first quarter of either 2000 or 1999. On April 14, 2000, UTMD entered into a new unsecured revolving line-of-credit agreement with Key Bank N.A. which replaces its prior line-of-credit. Under the agreement, the Company may borrow up to $14,500,000 at a floating interest rate tied to Prime Rate or LIBOR, at UTMD's election. Covenants under the line include maintaining minimum Current and Total Funded Debt to EBITDA ratios.
     Management believes that capital spending in 1Q 2000 was at a sufficient rate to sustain current operations. In addition to sustaining capital expenditures, UTMD expects to use cash during the rest of 2000 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases when the price of the stock remains undervalued, and, if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

     j)     Assets  and  Liabilities
          1Q 2000 ending total assets were essentially the same as at December 31, 1999. Current assets increased as a result of higher inventory and cash balances while net fixed assets declined because depreciation exceeded replacement purchases. Net intangible assets declined because amortization of goodwill and intellectual property exceeded new acquisitions. 1Q 2000 ending net intangible assets represent 29% of total assets.
     Average inventory turns decreased in 1Q 2000 to 3.5 times, compared to 3.8 times in 1999, due to lower sales and higher finished goods inventories. Inventories were allowed to increase $376 during 1Q 2000 based on UTMD's belief that the sales decrease was temporary. If sales increase during the remainder of 2000, management expects to be able to achieve its target of 4.0 inventory turns. March 31, 2000 accounts receivable (A/R) balances declined 6%, slightly more than sales. Calculated days in receivables at 49 for 1Q 2000 did not change from year-end 1999. The working capital increase of $355 was essentially due to the increase in finished goods inventory.
     At the end of 1Q 2000, UTMD's total debt ratio decreased to 29% of total assets from 32% at the end of 1999, due to the reduction in the line-of-credit balance.

     k)     Management's  Outlook.
          UTMD has built and continues to successfully defend a dominant medical device market franchise in the most special areas of hospitals caring for mothers and their babies, with innovative and highly effective products.
     UTMD's small but effective direct U.S. sales team continues to evolve as a key resource for achieving UTMD's objectives to help identify clinician needs, responsively provide excellent solutions for those needs, and assure timely support for customers' use of UTMD's solutions. In the remaining part of 2000, UTMD will investigate ways to expand its U.S. sales coverage through improving its relationships with national distributors who can access customers in ways not available to UTMD's direct sales force, through partnering with other manufacturers where a broader product offering can leverage marketing efforts and through initiatives to effectively employ Internet technology. Internationally, UTMD will continue to build on the success of its effective distribution partners.
     Consistent with its view of the nature of the medical device industry as a whole, UTMD believes it can achieve significant top line growth through selective acquisitions, and plans to do so without diluting shareholder interest. In UTMD's case, management does not intend to achieve top line growth at the expense of bottom line growth. Internal R&D will continue to be used primarily to improve and augment existing or acquired product lines.

                           PART II - OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

  a)     Exhibits:

               SEC
Exhibit  #     Reference  #     Title  of  Document
----------     ------------     -------------------

     1             10           Business  Loan  Agreement, dated April 14, 2000
                                Between Utah Medical Products, Inc.  and  Key
                                Bank  National  Association

     2             27           Financial  data  schedule


  b)     Reports  on  Form  8-K:

           During the quarter ended March 31, 2000, the Company filed no reports on Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          UTAH  MEDICAL  PRODUCTS,  INC.
                                          ------------------------------
                                                  REGISTRANT





Date:                                      By:
                                           ------------------------------
                                           Kevin  L.  Cornwell
                                           CEO  and  CFO