Form 10-Q
period 2000-06-30
UTAH MEDICAL PRODUCTS INC
filed 2000-08-14
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: June 30, 2000                     Commission File No. 0-11178
                                                                         -------


                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)


             UTAH                                                87-0342734
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                               7043 South 300 West
                               Midvale, Utah 84047
                              ---------------------
                     Address of principal executive offices


Registrant's telephone number:      (801) 566-1200
                                    --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No
                                                 ---      ---

     The number of shares outstanding of the registrant's common stock as of August 10, 2000: 6,131,223
                 ---------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                               INDEX TO FORM 10-Q
                               ------------------



PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

  Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets as of
        June 30, 2000 and December 31, 1999  ..............................  1

        Consolidated Condensed Statements of Income for the three
        and six months ended June 30, 2000 and June 30, 1999  .............  2

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 2000 and June 30, 1999  .................  3

        Notes to Consolidated Condensed Financial Statements  .............  4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ...............  6

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K  .............................  10


SIGNATURES  .............................................................   10

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                   UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                   --------------------------------------------
                                    CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                                    -------------------------------------------
                                        JUNE 30, 2000 AND DECEMBER 31, 1999
                                        -----------------------------------
                                                  (in thousands)



                                                                (unaudited)                        (audited)
                                                               JUNE 30, 2000                   DECEMBER 31, 1999
                                                              --------------                  ------------------

ASSETS
------

CURRENT ASSETS:
Cash                                                            $       858                     $        647
Accounts receivable - net                                             3,994                            4,077
Inventories                                                           3,474                            3,190
Other current assets                                                    703                              624
                                                                ------------                    -------------
Total current assets                                                  9,029                            8,538

PROPERTY AND EQUIPMENT - NET                                         10,309                           11,013

INTANGIBLE ASSETS - NET                                               7,868                            8,205
                                                                ------------                    -------------

TOTAL                                                           $    27,206                     $     27,756
                                                                ============                    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                $       701                     $        544
Accrued expenses                                                      1,802                            2,117
                                                                ------------                    -------------
Total current liabilities                                             2,503                            2,661

NOTES PAYABLE                                                         4,199                            5,934

DEFERRED INCOME TAXES                                                   355                              372
                                                                ------------                    -------------

Total liabilities                                                     7,057                            8,967
                                                                ------------                    -------------

STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value; authorized - 5,000
  shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000
  shares; issued - June 30, 2000, 6,311 shares
  December 31, 1999, 6,453 shares                                        63                               64
Cumulative foreign currency translation adjustment                   (1,502)                          (1,250)
Retained earnings                                                    21,588                           19,975
                                                                ------------                    -------------
Total stockholders' equity                                           20,149                           18,789
                                                                ------------                    -------------

TOTAL                                                           $    27,206                     $     27,756
                                                                ============                    =============
see notes to consolidated condensed financial statements


                                   UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                   --------------------------------------------
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE
                             -------------------------------------------------------
                            THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                            ----------------------------------------------------------
                                            (in thousands - unaudited)


                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                -------------------------------      -------------------------------
                                                    2000             1999                2000             1999
                                                --------------   --------------      --------------   --------------

NET SALES                                       $       6,956    $       7,320       $      13,621    $      14,338

COST OF SALES                                           3,083            3,450               6,077            6,781
                                                --------------   --------------      --------------   --------------

GROSS MARGIN                                            3,873            3,870               7,544            7,557
                                                --------------   --------------      --------------   --------------

EXPENSES:

Selling, general and administrative                     1,593            1,722               3,237            3,434
Research & development                                    152              141                 300              362
                                                --------------   --------------      --------------   --------------

Total                                                   1,745            1,863               3,537            3,796
                                                --------------   --------------      --------------   --------------

INCOME FROM OPERATIONS                                  2,128            2,008               4,007            3,761

OTHER INCOME                                               34              106                  71              221
                                                --------------   --------------      --------------   --------------

INCOME BEFORE INCOME TAX EXPENSE                        2,162            2,114               4,078            3,982

INCOME TAX EXPENSE                                        779              765               1,470            1,434
                                                --------------   --------------      --------------   --------------

NET INCOME                                      $       1,383    $       1,349       $       2,608    $       2,548
                                                ==============   ==============      ==============   ==============

BASIC EARNINGS PER SHARE                        $        0.22    $        0.18       $        0.41    $        0.33
                                                ==============   ==============      ==============   ==============

DILUTED EARNINGS PER SHARE                      $        0.22    $        0.18       $        0.41    $        0.33
                                                ==============   ==============      ==============   ==============

SHARES OUTSTANDING - BASIC                              6,383            7,651               6,416            7,794
                                                ==============   ==============      ==============   ==============

SHARES OUTSTANDING - DILUTED                            6,402            7,662               6,436            7,796
                                                ==============   ==============      ==============   ==============

see notes to consolidated condensed financial statements


                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                    --------------------------------------------
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------
                              FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                              --------------------------------------------------------
                                             (in thousands - unaudited)
                                                                                             JUNE 30,
                                                                               --------------------------------------
                                                                                   2000                     1999
                                                                               -------------            -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $      2,608             $      2,548
                                                                               -------------            -------------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                     1,125                    1,042
    Provision for (recovery of) losses on accounts receivable                            11                      (31)
    (Gain ) loss on disposal of assets                                                   (1)                       1
    Deferred income taxes                                                               (40)                     (60)
    Tax benefit attributable to exercise and disposition
      of incentive stock options and stock purchase rights                                                         1
Changes in operating assets and liabilities:
    Accounts receivable - trade                                                         160                       90
    Accrued interest and other receivables                                             (123)                     285
    Inventories                                                                        (281)                     743
    Prepaid expenses                                                                    (57)                     (48)
    Accounts payable                                                                    165                      (64)
    Accrued expenses                                                                   (307)                    (389)
    Deferred revenue                                                                      0                       (2)
                                                                               -------------            -------------
Total adjustments                                                                       652                    1,568
                                                                               -------------            -------------
Net cash provided by operating activities                                             3,260                    4,116
                                                                               -------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                                                             (215)                    (281)
    Intangible assets                                                                  (100)                      (3)
Proceeds from sale of property and equipment                                             10                        0
                                                                               -------------            -------------
Net cash used in investing activities                                                  (305)                    (284)
                                                                               -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                    0                       22
Common stock purchased and retired                                                     (996)                  (2,784)
Decrease in note payable                                                             (1,735)                  (1,343)
                                                                               -------------            -------------
Net cash used in financing activities                                                (2,731)                  (4,105)
                                                                               -------------            -------------

Effect of exchange rate changes on cash                                                 (14)                     (17)

NET INCREASE (DECREASE) IN CASH                                                         211                     (290)

CASH AT BEGINNING OF PERIOD                                                             647                    1,367
                                                                               -------------            -------------

CASH AT END OF PERIOD                                                          $        858             $      1,077
                                                                               =============            =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                                 $      1,785             $      1,683
  Interest                                                                     $        193             $         76
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

(2) Inventories at June 30, 2000 and December 31, 1999 (in thousands) consisted of the following:

                                 June 30,                 December 31,
                                   2000                       1999
                               ------------              --------------
  Finished goods               $      1,189              $          846
  Work-in-process                       949                         962
  Raw materials                       1,336                       1,382
                               ------------              --------------
  Total                        $      3,474              $        3,190
                               ============              ==============

(3) The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This standard requires companies to disclose certain changes in equity not represented in net income such as foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. These items are components of other comprehensive income which, when added to net income, represent total comprehensive income. The Company translates the currency of its Ireland subsidiary which comprises the only element of other comprehensive income. Total comprehensive income for the quarter and six months ending June 30, 2000 was (in thousands) $1,393 and 2,355, respectively.

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

(6)  Events subsequent to June 30, 2000
     On August 10, 2000, UTMD announced a self-tender through which it intends to repurchase at a price of $8.20 per share up to 1,000,000 of its shares. The tender offer is scheduled to commence on August 17, and expire on September 15, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
      UTMD manufactures and markets a well-established range of specialty medical devices. The general characteristics of UTMD's business have not materially changed over the last several reporting periods. The Company's Form 10-K Annual Report for the year ended December 31, 1999 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three or six month period in comparison with a previous three or six month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per- share amounts and where otherwise noted.

Analysis of Results of Operations
   a) Overview
      Sales in second quarter (2Q) 2000 declined 5% from 2Q 1999, due to lower sales of obstetrics products in the U.S., and lower sales of OEM products worldwide. Despite the lower sales, operating profits improved 6% due to record gross profit margins and tightly controlled operating expenses. Earnings per share (EPS) were up 23% compared to 2Q 1999 due to share repurchases. With its strong cash flow, UTMD was able to reduce its long term debt balance by $0.6 million at the same time it repurchased 131,000 shares of its stock for $0.9 million in 2Q 2000. Results for the first half (1H) of 2000 compared to 1H 1999 in a similar way with the quarterly results comparisons detailed above. During 1H 2000 UTMD reduced its long term debt balance by $1.7 million while it repurchased 142,300 shares of its stock for $1.0 million.

   b) Revenues
      In 2Q 2000, sales to customers outside the U.S. grew 4% while domestic sales, excluding component sales to Baxter, declined 6%. Sales of components to Baxter declined 55% to $75 in 2Q 2000 from $167 in 2Q 1999. Sales to Baxter in 1H 2000 were $107 compared to $315 in 1H 1999. First half 2000 international sales increased 13%, while domestic sales, again excluding sales to Baxter, declined 7%.
      In the U.S., 2Q and 1H 2000 obstetrics product sales decreased 10% and 11% respectively, due to increased competition, while electrosurgery/ gynecology/ urology product sales and neonatal product sales remained about the same in both periods. Blood pressure monitoring components excluding sales to Baxter/ OEM molding products were the same in 2Q 2000 compared to 2Q 1999.
      Foreign sales of obstetrics products, electrosurgery/ gynecology products and neonatal products increased 17%, 23% and 57%, respectively, in 2Q 2000 while blood pressure monitoring (BPM) components and accessories declined 2%. First half 2000 foreign sales increased 17%, 54%, 94% and 5%, respectively, in these same product groups.
      Global obstetrics product sales, which decreased 9% in 2Q 2000, represented 45% of total sales. Obstetrics sales were $3,130 in 2Q 2000, compared to $3,426 in 2Q 1999. First half 2000 Obstetrics sales were $6,171 compared to $6,828 in 1H 1999. Global gynecology/ electrosurgery/ urology product sales which grew 3% in 2Q 2000 represented 16% of total revenues. Gyn/ES/Uro sales were $1,109 in 2Q 2000, compared to $1,081 in 2Q 1999. First half 2000 Gyn/ES/Uro sales were $2,234 compared to $2,118 in 1H 1999. Neonatal product sales which grew 2% represented 14% of total sales. Neonatal product sales were $957 in 2Q 2000, compared to $940 in 2Q 1999. First half 2000 Neonatal sales were $1,829 compared to $1,766 in 1H 1999. BPM and accessories sales including sales to Baxter which declined 6% represented 25% of total 2Q 2000 sales. Sales of BPM and accessories products in 2Q 2000 were $1,759, compared to $1,873 in 2Q 1999. First half 2000 BPM sales were $3,388 compared to $3,626 in 1H 1999.

   c) Gross Profit
      UTMD's gross profit margin (GPM) in 2Q 2000 was 55.7% compared to 52.9% in 2Q 1999. First half 2000 GPM was 55.4% compared to 52.7% in 1H 1999. Gross margin improvements were led by control of manufacturing overhead costs and lower direct materials costs. During the rest of 2000, offsetting influences are expected to result in GPM of about 55%. Expected favorable influences include growth in sales activity without a similar increase in overhead expenses and a continued emphasis on reengineering products to reduce costs.

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

   d) Operating Profit
      Second quarter 2000 operating profits increased 6% to $2,128 from $2,008 in 2Q 1999. Operating profit increased 7% in 1H 2000 compared to 1H 1999. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses, were $1,745 or 25.1% of sales in 2Q 2000 compared to $1,863 or 25.5% of sales in 2Q 1999. Total operating expenses were 26.0% of sales in 1H 2000 compared to 26.5% of 1H 1999 sales. Reducing operating expenses as a percentage of sales with lower sales is a significant achievement for the quarter.
      S&M expenses in 2Q 2000 were $840 or 12.1% of sales compared to $964 or 13.2% of sales in 2Q 1999. First half 2000 S&M expenses were $1,717 or 12.6% of sales compared to $1,937 or 13.5% of sales in 1H 1999. S&M expenses are dominated by the costs of promoting, selling and providing customer support of UTMD's direct sales of products in the U.S. Although total 2Q and 1H 2000 sales decreased 5%, including OEM and overseas sales where third parties underwrite significant S&M costs of selling UTMD's products, the U.S. direct sales portion decreased 6% and 7% in 2Q and 1H 2000, respectively. Total S&M expenses were reduced 10% in conjunction with managing expenses relative to the actual performance of UTMD's domestic direct S&M resources.
      R&D expenses in 2Q 2000 were $152 or 2.2% of sales compared to $141 or 1.9% of sales in 2Q 1999. First half 2000 R&D expenses were $300 or 2.2% of sales compared to $362 or 2.5% of sales in 1H 1999. The second quarter 1999 termination of internal efforts committed to UTMD's fetal pH monitoring project, which represented about half of R&D spending in 1Q 1999, was responsible for the 1999 change. Current R&D projects include continuing development of the Fowler Endocurette, enhancements to the Gesco neonatal product line, and improvements to UTMD's other established products. R&D improvements in materials and configuration of components was evident in UTMD's improved GPMs. At UTMD, R&D resources are kept involved in the direct support of manufacturing, as UTMD finds it makes long-term sense to keep its most technical people involved with products and the processes for making them throughout their life cycles.
      G&A expenses in 2Q 2000 were $753 or 10.8% of sales compared to $758 or 10.4% of 2Q 1999 sales. First half 2000 G&A expenses were $1,519 or 11.2% of sales compared to $1,497 or 10.4% of sales in 1H 1999. Year 2000 G&A expenses are expected to be consistent with 1999, and in 1H 2000 were within expected limits of normal fluctuation.

   e)  Non-operating income
      Royalty income from licensing UTMD's technology to other companies was partially offset by interest expenses and bank fees on the revolving line-of-credit in 2Q and 1H 2000. Non-operating income in 2Q 2000 was $34, compared to $106 in 2Q 1999. For first half 2000, non-operating income was $71 compared to $221 in 1H 1999. Royalty income in 2Q and 1H 2000 was $33 and $77 less, respectively, than in the prior year's periods. Interest expenses and bank fees associated with the line-of-credit were $98 and $197 in 2Q and 1H 2000 compared to $40 and $83 in 2Q and 1H 1999. Assuming the tender offer announced August 10, 2000 is fully subscribed, only minimal changes in current interest rates and no new borrowing to finance an extraordinary capital requirement, net non-operating income is expected to be about $35 in third quarter 2000, and -$115 in fourth quarter 2000.

   f) Earnings Before Income Taxes
      Second quarter and 1H 2000 earnings before income taxes (EBT) were 31.1% and 29.9% of sales, respectively, compared to 28.9% and 27.8% of sales in 2Q and 1H 1999, respectively. UTMD was able to increase 2000 EBT over 2% relative to 1999 even though sales were down 5% because of improvement accomplished in gross margin combined with tight control of operating expenses. If sales activity increases, UTMD expects it can increase EBT at a faster rate.

   g) Net Income and EPS
      UTMD's after tax net income expressed as a percentage of sales was 19.9% for 2Q 2000 compared to 18.4% for 2Q 1999. Net income expressed in dollars was up 2.5% at $1,383 in 2Q 2000, compared to $1,349 in 2Q 1999. The effective income tax rate in 2Q and 1H 2000 was 36.0% compared to 36.2% in 2Q 1999 and 36.0% in 1H 1999. First half 2000 net income was 19.1% of sales compared to 17.8% of sales in 1H 1999.
      Diluted 2Q 2000 earnings per share (EPS) were up 23% to $.22 compared to $.18 in 2Q 1999. First half 2000 EPS increased 24% to $.41 from $.33 in 1H 1999. 2Q 2000 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 6,402 compared to 7,662 shares in 2Q 1999. First half 2000 diluted shares declined 17% from the same period of 1999. Actual outstanding common shares as of the end of 2Q 2000 were 6,311. UTMD's trailing twelve months' EPS were $.85, up 31% from the prior twelve month period of time.

   h) Return on Shareholders' Equity (ROE)
      ROE in 2Q and 1H 2000 was 28% and 27%, respectively, compared to 21% and 20% in 2Q and 1H 1999, respectively.

   i) Cash flows
      EBITDA is a measure of UTMD's ability to generate cash. First half 2000 EBITDA was $5,398, up from $5,108 in 1H 1999, or as a ratio of sales, 40% in 1H 2000 compared to 36% in 1H 1999. UTMD used EBITDA to allow purchase of $215 worth of assets to sustain facilities, equipment and tooling in good working order, investment of $100 in new intangible assets, repurchase $996 worth of it shares, as well as a decrease in its bank revolving line- of-credit balance by $1,735 during 1H 2000.
      Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $3,260 in 1H 2000, compared to $4,116 in 1H 1999. Net changes in operating assets and liabilities used $443 in 1H 2000 cash compared to providing $615 in 1H 1999, with the largest 2000 changes (adjusted for exchange rate changes) coming from higher finished goods inventories, which UTMD increased in lieu of cutting production rates in order to maintain production efficiencies during a period of temporary soft demand, along with a $307 decrease in accrued expenses.
      Financing activities in 1H 2000 used cash of $1,735 to reduce the bank line-of-credit. In addition, 142,300 shares of stock were repurchased at a total cost of $996. No stock was issued in the first half of 2000, compared to 3,188 shares issued in 1H 1999. On April 14, 2000, UTMD entered into a new unsecured revolving line-of-credit agreement with Key Bank N.A. which replaces its prior line-of-credit. Under the agreement, the Company may borrow up to $14,500,000 at a floating interest rate tied to Prime Rate or LIBOR, at UTMD's election. Covenants under the line include maintaining minimum Current and Total Funded Debt to EBITDA ratios.
      Management believes that capital spending in 1H 2000 was at a sufficient rate to sustain current operations. In addition to sustaining capital expenditures, UTMD expects to use cash during the rest of 2000 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases when the price of the stock remains undervalued, and, if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time, such as the tender offer announced August 10, 2000, which is expected to use $8.25 million in cash.

   j) Assets and Liabilities
      First half 2000 ending total assets were $550 less than at December 31, 1999. Current assets increased as a result of higher inventory and cash balances while net fixed assets declined because depreciation exceeded replacement purchases. Net intangible assets declined because amortization of goodwill and intellectual property exceeded new acquisitions. 1H 2000 ending net intangible assets represent 29% of total assets.
      Average inventory turns decreased in 1Q 2000 to 3.6 times, compared to 3.8 times in 1999, due to lower sales and higher finished goods inventories. Inventories declined $92 in 2Q 2000, following a $376 increase in 1Q 2000. Inventories were allowed to increase in 1Q 2000 based on UTMD's belief that the sales decrease was temporary. If sales increase during the remainder of 2000, management expects to be able to achieve its target of 4.0 inventory turns. June 30, 2000 accounts receivable (A/R) balances declined 2%, less than half the rate of the sales decline.

Calculated days in receivables at 50 for 2Q 2000 increased slightly from 49 at year-end 1999. The working capital increase of $650 was largely due to the increase in finished goods inventory.
      At the end of 2Q 2000, UTMD's total debt ratio decreased to 26% of total assets from 32% at the end of 1999, due mainly to the reduction in the line-of-credit balance.

   k) Management's Outlook.
      UTMD has built and continues to successfully defend a dominant medical device market franchise in the most special areas of hospitals caring for mothers and their babies, with innovative and highly effective products.
      UTMD's small but effective direct U.S. sales team continues to evolve as a key resource for achieving UTMD's objectives to help identify clinician needs, responsively provide excellent solutions for those needs, and assure timely support for customers' use of UTMD's solutions. In the remaining part of 2000, UTMD will investigate ways to expand its U.S. sales coverage through improving its relationships with national distributors who can access customers in ways not available to UTMD's direct sales force, through partnering with other manufacturers where a broader product offering can leverage marketing efforts and through initiatives to effectively employ Internet technology. Internationally, UTMD will continue to build on the success of its effective distribution partners.
      Consistent with its view of the nature of the medical device industry as a whole, UTMD believes it can achieve top line growth through selective acquisitions,  and plans to do so  without  diluting  shareholder  interest.  In
UTMD's case, management does not intend to achieve top line growth at the expense of bottom line growth. Internal R&D will continue to be used primarily to improve and augment existing or acquired product lines.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

      On May 12, 2000 at the annual meeting, shareholders of the Company approved the following matter submitted to them for consideration:

   Elected Kevin L. Cornwell and Paul O. Richins as directors of the Company.

      Kevin L. Cornwell:     For      5,584,292
      Paul O. Richins:       For      5,586,355


Item 6.  Exhibits and Reports on Form 8-K

   a) Exhibits:

                   SEC
Exhibit #       Reference #       Title of Document
---------       -----------      ------------------
     1             27            Financial data schedule


     b)   Reports on Form 8-K:

          During the quarter ended June 30, 2000, the Company filed no reports on Form 8-K.



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             UTAH MEDICAL PRODUCTS, INC.
                                             ---------------------------
                                             REGISTRANT





Date:      8/11/00                           By:  /s/ Kevin L. Cornwell
      -------------------                    -----------------------------------
                                                 Kevin L. Cornwell
                                                 CEO and CFO