Form 10-Q
period 2000-09-30
UTAH MEDICAL PRODUCTS INC
filed 2000-11-08
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: September 30, 2000                Commission File No. 0-11178
                                                                         -------


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

     The number of shares outstanding of the registrant's common stock as of November 7, 2000: 5,026,803
                  ---------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                               INDEX TO FORM 10-Q
                               ------------------




PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

  Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets as of
        September 30, 2000 and December 31, 1999  .......................... 1

        Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2000 and September 30, 1999  ....... 2

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 2000 and September 30, 1999  ............ 3

        Notes to Consolidated Condensed Financial Statements  .............. 4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ................ 6

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K  ...............................10


SIGNATURES  ................................................................10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                      UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      --------------------------------------------
                                       CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                                       -------------------------------------------
                                        SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                        ----------------------------------------
                                                     (in thousands)

                                                                          (unaudited)               (audited)
                                                                  SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                                  ------------------        -----------------
ASSETS
------

CURRENT ASSETS:

Cash                                                                        $    749                $    647
Accounts receivable - net                                                      3,685                   4,077
Inventories                                                                    3,234                   3,190
Other current assets                                                             706                     624
                                                                            ---------               ---------
Total current assets                                                           8,374                   8,538

PROPERTY AND EQUIPMENT - NET                                                   9,775                  11,013

INTANGIBLE ASSETS - NET                                                        7,790                   8,205
                                                                            ---------               ---------
TOTAL                                                                       $ 25,939                $ 27,756
                                                                            =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Accounts payable                                                            $    693                $    544
Accrued expenses                                                               1,849                   2,117
                                                                            ---------               ---------
Total current liabilities                                                      2,542                   2,661

NOTES PAYABLE                                                                 12,100                   5,934

DEFERRED INCOME TAXES                                                            424                     372
                                                                            ---------               ---------
Total liabilities                                                             15,066                   8,967
                                                                            ---------               ---------
STOCKHOLDERS' EQUITY:
Preferred stock - $.01 par value; authorized - 5,000
  shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000
  shares; issued - September 30, 2000,  5,027 shares
  December 31, 1999, 6,453 shares                                                 50                      64
Cumulative foreign currency translation adjustment                            (1,840)                 (1,250)
Retained earnings                                                             12,663                  19,975
                                                                            ---------               ---------
Total stockholders' equity                                                    10,873                  18,789
                                                                            ---------               ---------
TOTAL                                                                       $ 25,939                $ 27,756
                                                                            =========               =========
see notes to consolidated condensed financial statements


                                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                  --------------------------------------------
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS FOR THE
                             -------------------------------------------------------
                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                      ---------------------------------------------------------------------
                                            (in thousands - unaudited)

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                   ---------------------------          ---------------------------
                                                      2000             1999                2000             1999
                                                   ----------       ----------          ----------       ----------
NET SALES                                          $   6,882        $   7,568           $  20,503        $  21,905

COST OF SALES                                          3,053            3,464               9,130           10,244
                                                   ----------       ----------          ----------       ----------
GROSS MARGIN                                           3,829            4,104              11,373           11,661
                                                   ----------       ----------          ----------       ----------
EXPENSES:

Selling, general and administrative                    1,538            1,658               4,775            5,092
Research & development                                   139              194                 439              556
                                                   ----------       ----------          ----------       ----------
Total                                                  1,677            1,852               5,214            5,648
                                                   ----------       ----------          ----------       ----------
INCOME FROM OPERATIONS                                 2,152            2,252               6,159            6,013

OTHER INCOME                                              53               71                 124              293
                                                   ----------       ----------          ----------       ----------
INCOME BEFORE INCOME TAX EXPENSE                       2,205            2,323               6,283            6,305

INCOME TAX EXPENSE                                       795              836               2,264            2,270
                                                   ----------       ----------          ----------       ----------
NET INCOME                                         $   1,410        $   1,487           $   4,019        $   4,035
                                                   ==========       ==========          ==========       ==========
BASIC EARNINGS PER SHARE                           $    0.24        $    0.22           $    0.64        $    0.54
                                                   ==========       ==========          ==========       ==========
DILUTED EARNINGS PER SHARE                         $    0.23        $    0.22           $    0.64        $    0.54
                                                   ==========       ==========          ==========       ==========
SHARES OUTSTANDING - BASIC                             5,976            6,727               6,268            7,435
                                                   ==========       ==========          ==========       ==========
SHARES OUTSTANDING - DILUTED                           6,015            6,774               6,293            7,448
                                                   ==========       ==========          ==========       ==========

see notes to consolidated condensed financial statements


                            UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                            --------------------------------------------
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           -----------------------------------------------
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                 -------------------------------------------------------------------
                                     (in thousands - unaudited)


                                                                                   SEPTEMBER 30,
                                                                        ----------------------------------
                                                                           2000                      1999
                                                                        ----------                ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $   4,019                $   4,035
                                                                        ----------               ----------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                           1,668                    1,615
    Provision for (recovery of) losses on accounts receivable                  22                      (20)
    (Gain)/Loss on disposal of assets                                          (1)                      (1)
    Deferred income taxes                                                     (11)                     (94)
    Tax benefit attributable to exercise and disposition
      of incentive stock options and stock purchase rights                      7                        1
Changes in operating assets and liabilities:
    Accounts receivable - trade                                               278                     (312)
    Accrued interest and other receivables                                      7                      370
    Inventories                                                               (61)                     754
    Prepaid expenses                                                          (19)                     (34)
    Accounts payable                                                          172                       35
    Accrued expenses                                                         (246)                     (88)
    Deferred revenue                                                            0                       (2)
                                                                        ----------               ----------
Total adjustments                                                           1,816                    2,224
                                                                        ----------               ----------
Net cash provided by operating activities                                   5,835                    6,259
                                                                        ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                                                   (281)                    (535)
    Intangible assets                                                        (250)                      (2)
Proceeds from sale of property and equipment                                   11                        1
                                                                        ----------               ----------
Net cash used in investing activities                                        (520)                    (536)
                                                                        ----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                         86                       98
Common stock purchased and retired                                        (11,438)                 (12,058)
Increase in note payable                                                    6,166                    5,444
                                                                        ----------               ----------
Net cash used in financing activities                                      (5,186)                  (6,516)
                                                                        ----------               ----------
Effect of exchange rate changes on cash                                       (27)                      (4)
                                                                        ----------               ----------
NET INCREASE (DECREASE) IN CASH                                               102                     (798)

CASH AT BEGINNING OF PERIOD                                                   647                    1,367
                                                                        ----------               ----------
CASH AT END OF PERIOD                                                    $    749                 $    569
                                                                        ==========               ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes                             $2,522                   $2,247
  Interest                                                                   $277                     $167

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

(2) Inventories at September 30, 2000 and December 31, 1999 (in thousands) consisted of the following:

                                                    September 30,   December 31,
                                                        2000           1999
                                                       ------         ------
     Finished goods                                    $  945         $  846
     Work-in-process                                      960            962
     Raw materials                                      1,329          1,382
                                                       ------         ------
     Total                                             $3,234         $3,190
                                                       ======         ======

(3) The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This standard requires companies to disclose certain changes in equity not represented in net income such as foreign currency translation adjustments and unrealized gains/losses on available-for-sale securities. These items are components of other comprehensive income which, when added to net income, represent total comprehensive income. The Company translates the currency of its Ireland subsidiary which comprises the only element of other comprehensive income. Total comprehensive income for the quarter and nine months ending September 30, 2000 was (in thousands) $1,073 and $3,429, respectively.

(4) On September 19, 2000, UTMD reported final results of its tender offer announced August 10, 2000. A total of 1,608,225 shares were validly tendered and not withdrawn, and 1,118,944 of those shares were purchased by the Company at a price of $8.20 per share. Transaction costs were about $24,000. The shares purchased represent about 18% of shares outstanding prior to the tender offer.

(5) In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. UTMD believes that the adoption of SFAS 133 will not have a material effect on the financial statements of the Company.

(6)  Forward-Looking Information
     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "should," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.
     General risk factors that may impact the Company's revenues include the market acceptance of competitive products, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UTMD's products at lower prices, the timing and market acceptance of UTMD's own new product introductions, UTMD's ability to efficiently manufacture its products, including the reliability of suppliers, success in gaining access to important global distribution channels, marketing success of UTMD's distribution and sales partners, budgetary constraints, the timing of regulatory approvals for new products, third party reimbursement, and access to U.S. hospital customers, as that access is increasingly constrained by group purchasing decisions.
     Risk factors, in addition to the risks outlined in the previous paragraph that may impact the Company's assets and liabilities, as well as cash flows, include risks inherent to companies manufacturing products used in health care including claims resulting from the improper use of devices and other product liability claims, defense of the Company's intellectual property, productive use of assets in generating revenues, management of working capital including inventory levels required to meet delivery commitments at a minimum cost, and timely collection of accounts receivable.
     Additional risk factors that may affect non-operating income include the continuing viability of the Company's technology license agreements, actual cash and investment balances, asset dispositions, and acquisition activities that may require external funding.

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

Analysis of Results of Operations

   a) Overview
      Sales in third quarter (3Q) 2000 declined 9% from 3Q 1999, with about half of the decline coming from lower sales of components to other medical device companies (OEM sales) which declined 25%, and about half from direct sales to U.S. hospitals which declined 6%. Operating profits declined just 4% due to higher gross profit margins and tightly controlled operating expenses. Diluted earnings per share (EPS) were up 7% compared to 3Q 1999 due to lower number of outstanding shares. With its strong cash flow, UTMD was able to increase its long term debt balance by just $7.9 million at the same time it repurchased 1.3 million shares of its stock for $10.4 million in 3Q 2000. Results for the first nine months (9M) of 2000 compared to 9M 1999 were more favorable than the most recent quarterly results comparisons detailed above. Sales in 9M 2000 were 6% lower than in 9M 1999, while operating profits increased 2% and net income was essentially the same. Improved gross profit margins and tightly controlled operating expenses yielded the increase in operating income at the same time sales were down. Diluted EPS increased 18% in 9M 2000 compared to 9M 1999. During 9M 2000 UTMD's long term debt balance increased $6.2 million while it repurchased 1,439,000 shares of its stock for $11.4 million.

   b) Revenues
       Domestic sales, excluding component sales to Baxter, declined 8% in 3Q 2000 compared to 3Q 1999. Sales of components to Baxter declined 90% to $11 in 3Q 2000 from $110 in 3Q 1999. Sales to Baxter in 9M 2000 were $118 compared to $426 in 9M 1999. Domestic sales of OEM products, excluding sales to Baxter, declined 31% in 3Q 2000 compared to 3Q 1999. First nine months 2000 international sales increased 7%, while domestic sales, excluding sales to Baxter, declined 8%. In 3Q 2000 compared to 3Q 1999, combined sales of obstetric, electrosurgery/gynecology and neonatal products to customers outside the U.S. grew 3% while blood pressure monitoring (BPM) sales to these same customers were down 9%.
      In the U.S., 3Q and 9M 2000 obstetrics product sales decreased 10% and 11% respectively, due to increased competition, while electrosurgery/ gynecology/ urology product sales increased 6% and 2% respectively, and neonatal product sales declined 7% and 2% respectively. Domestic BPM sales excluding Baxter declined 22% and 14% in 3Q 2000 compared to 3Q 1999, and 9M 2000 compared to 9M 1999, respectively.
      Foreign sales of obstetrics products, increased 25% in 3Q 2000 compared to 3Q 1999, while electrosurgery/ gynecology products, neonatal products and blood pressure monitoring (BPM) components and accessories declined 11%, 8% and 9%, respectively. First nine months 2000 foreign sales increased 20%, 27%, 55% and 1%, respectively, in these same product groups.
       Obstetrics sales were $3,293 in 3Q 2000, compared to $3,614 in 3Q 1999. First nine months 2000 Obstetrics sales were $9,464 compared to $10,442 in 9M 1999. Gyn/ES/Uro sales were $1,152 in 3Q 2000, compared to $1,111 in 3Q 1999. First nine months 2000 Gyn/ES/Uro sales were $3,385 compared to $3,229 in 9M 1999. Neonatal product sales were $941 in 3Q 2000, compared to $1,009 in 3Q 1999. First nine months 2000 Neonatal sales were $2,770 compared to $2,774 in 9M 1999. BPM and accessories sales in 3Q 2000 were $1,496, compared to $1,834 in 3Q 1999. First nine months 2000 BPM sales were $4,883 compared to $5,460 in 9M 1999.
      Global direct sales were $6,077 and $17,950 in 3Q and 9M 2000, respectively, compared to $6,489 and $18,850 in the same periods of 1999. Global OEM sales were $805 and $2,553 in 3Q and 9M 2000, respectively, compared to $1,079 and $3,055 in the 3Q and 9M 1999, respectively.

   c) Gross Profit
      UTMD's gross profit margin (GPM) in 3Q 2000 was 55.6% compared to 54.2% in 3Q 1999. First nine months 2000 GPM was 55.5% compared to 53.2% in 9M 1999. Gross margin improvements were led by control of manufacturing overhead costs and lower direct materials costs. During fourth quarter 2000, offsetting influences are expected to result in GPM of about 55%. Expected favorable influences include growth in sales activity without a similar increase in overhead expenses and a continued emphasis on reengineering products to reduce costs. Unfavorable influences are expected to be continued competitive pressure on pricing and higher wage rates and other benefits costs for production employees. UTMD management believes that consistently achieving an average GPM above 50% is crucial to successfully support the significant sales and marketing, research and development, and administrative expenses associated with an innovative medical device company in a highly complex and competitive marketplace.

   d) Operating Profit
      Third quarter 2000 operating profits declined 4% to $2,152 from $2,252 in 3Q 1999. Operating profit increased 2% to $6,159 in 9M 2000 from $6,013 in 9M 1999. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses, were 24.4% of sales in 3Q 2000 compared to 24.5% of sales in 3Q 1999. Total operating expenses were 25.4% of sales in 9M 2000 compared to 25.8% of 9M 1999 sales. Reducing operating expenses as a percentage of sales with lower sales is a significant achievement for the quarter.
      S&M expenses in 3Q 2000 were $801 or 11.6% of sales compared to $922 or 12.2% of sales in 3Q 1999. First nine months 2000 S&M expenses were $2,519 or 12.3% of sales compared to $2,859 or 13.1% of sales in 9M 1999. S&M expenses are dominated by the costs of promoting, selling and providing customer support of UTMD's direct sales of products in the U.S. Total S&M expenses were reduced 10% in conjunction with managing expenses relative to the actual performance of UTMD's domestic direct S&M resources.
      G&A expenses in 3Q 2000 were $737 compared to $736 in 3Q 1999. First nine months 2000 G&A expenses were $2,256 compared to $2,233 in 9M 1999. Legal and amortization of goodwill costs represent a significant portion of G&A expenses.
      The decline in R&D expenses in 2000 compared to 1999 was mainly due to discontinuing the internal development of the fetal tissue pH project. R&D improvements in materials and configuration of components was evident in UTMD's improved GPMs. At UTMD, R&D resources are kept involved in the direct support of manufacturing, as UTMD finds it makes long-term sense to keep its most technical people involved with products and the processes for making them throughout their life cycles.

   e)  Non-operating income
      Royalty income from licensing UTMD's technology to other companies was partially offset by interest expenses and bank fees on the revolving line-of-credit in 3Q and 9M 2000. Non-operating income in 3Q 2000 was $53, compared to $71 in 3Q 1999. For first nine months 2000, non-operating income was $124 compared to $293 in 9M 1999. Royalty income in 3Q and 9M 2000 was $33 and $110 less, respectively, than in the prior year's periods. Interest expenses and bank fees associated with the line-of-credit were $84 and $280 in 3Q and 9M 2000 compared to $93 and $176 in 3Q and 9M 1999. Considering the initial high debt balance as a result of financing the September 2000 tender offer, and assuming minimal changes in current interest rates and no new borrowing to finance an extraordinary capital requirement, net non-operating income is expected to be about -$125 in fourth quarter 2000.

   f) Earnings Before Income Taxes
      Third quarter and 9M 2000 earnings before income taxes (EBT) were 32.0% and 30.6% of sales, respectively, compared to 30.6% and 28.8% of sales in 3Q and 9M 1999, respectively. UTMD was able to improve EBT as a percentage of sales in 2000 relative to 1999 because of its excellent operating performance.

   g) Net Income and EPS
      UTMD's after tax net income expressed as a percentage of sales was 20.5% for 3Q 2000 compared to 19.6% for 3Q 1999. Net income expressed in dollars was down 5.1% at $1,410 in 3Q 2000, compared to $1,487 in 3Q 1999. The effective income tax rate in all four periods was 36.0%. First nine months 2000 net income was 19.6% of sales compared to 18.4% of sales in 9M 1999.

      Diluted 3Q 2000 earnings per share (EPS) were up 7% to $.23 compared to $.22 in 3Q 1999. First nine months 2000 EPS increased 18% to $.64 from $.54 in 9M 1999. 3Q 2000 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 6,015 compared to 6,774 shares in 3Q 1999. First nine months 2000 diluted shares declined 16% from the same period of 1999. Actual outstanding common shares as of the end of 3Q 2000 were 5,027. UTMD's trailing twelve months' EPS were $.86, up 21% from the prior twelve month period of time.

   h) Return on Shareholders' Equity (ROE)
      Annualized ROE in both 3Q and 9M 2000 was 36%, compared to 28% and 25% in 3Q and 9M 1999, respectively.

   i) Cash flows
      EBITDA is a measure of UTMD's ability to generate cash. First nine months 2000 EBITDA was $8,230, up from $8,095 in 9M 1999, or as a ratio of sales, 40% in 9M 2000 compared to 37% in 9M 1999. Because of its exceptional EBITDA, UTMD was able to purchase $281 worth of assets to sustain facilities, equipment and tooling in good working order, invest $250 in new intangible assets, and repurchase $11,438 worth of it shares, while increasing its bank revolving line-of-credit balance by just $6,166 during 9M 2000.
      Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $5,835 in 9M 2000, compared to $6,259 in 9M 1999. Net changes in operating assets and liabilities provided $131 in 9M 2000 cash compared to providing $723 in 9M 1999, with the largest 2000 changes (adjusted for exchange rate changes) coming from a $278 decrease in accounts receivable and a $172 increase in accounts payable, partially offset by a $246 decrease in accrued expenses. During 3Q 2000, UTMD was able to significantly decrease its finished goods inventories, which the Company had allowed to increase earlier in the year in lieu of cutting production rates in order to maintain production efficiencies during a period of temporary soft demand.
      Financing activities in 9M 2000 used cash of $5,186, including the purchase of 1,439,000 shares of stock at a total cost of $11,438. The $6,166 increase in the bank line-of credit represents just 54% of the cost of share repurchases. Exercise of employee options resulted in the issuance of 12,524 shares of stock in 9M 2000, compared to 13,950 shares issued in 9M 1999.
      Management believes that capital spending in 9M 2000 was at a sufficient rate to sustain current operations. In addition to sustaining capital expenditures, UTMD expects to use cash during the rest of 2000 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases when the price of the stock remains undervalued, and, if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

   j) Assets and Liabilities
      First nine months 2000 ending total assets were $1,817 less than at December 31, 1999. Current assets decreased as a result of lower accounts receivable balances while net fixed assets declined because depreciation exceeded replacement purchases. Net intangible assets declined because amortization of goodwill and intellectual property exceeded new acquisitions. 9M 2000 ending net intangible assets represent 30% of total assets.
      Average inventory turns increased in 9M 2000 to 3.8 times, compared to 3.7 times in 9M 1999, due to lower inventories in 2000. Inventories declined $240 in 3Q 2000, following a $92 decline in 2Q 2000, and a $376 increase in 1Q 2000. Inventories were allowed to increase in 1Q 2000 based on UTMD's belief that the sales decrease was temporary. September 30, 2000 accounts receivable (A/R) balances declined 10% from 12/31/99, compared to a 6% sales decline. Calculated days in receivables at 48 for 3Q 2000 decreased slightly from 49 at year-end 1999. The working capital decrease of $45 was largely due to the decrease in accounts receivable.
      At the end of 3Q 2000, UTMD's total debt ratio increased to 58% of total assets from 32% at the end of 1999, due mainly to the increase in the line-of-credit balance.

   k) Management's Outlook.
      UTMD has built and continues to successfully defend a dominant medical device market franchise in the most special areas of hospitals caring for mothers and their babies, with innovative and highly effective products.
      UTMD's small direct U.S. sales team continues to evolve as a key resource for achieving UTMD's objectives to help identify clinician needs, responsively provide excellent solutions for those needs, and assure timely support for customers' use of UTMD's solutions. In the remaining part of 2000, UTMD will investigate ways to expand its U.S. sales coverage through improving its relationships with national distributors who can access customers in ways not available to UTMD's direct sales force, through partnering with other manufacturers where a broader product offering can leverage marketing efforts and through initiatives to effectively employ Internet technology. Internationally, UTMD will continue to build on the success of its effective distribution partners.
      R&D efforts have resulted in the recent introduction of two new products, the EndoCurette(TM), and the Gesco(R) PICC. The EndoCurette, released for marketing by the FDA in late May, is being tooled for high volume production. The EndoCurette was developed in conjunction with Dr. Stuart Fowler of the Mayo Clinic to obtain a more robust tissue sample by physicians trying to rule out precancerous change of the uterus in women with abnormal bleeding. UTMD estimates the current annual U.S. market for the device is about $25 million. The Gesco silicone PICC product family was released by the FDA at the end of September. UTMD now offers the Neonatal Intensive Care Unit (NICU) the broadest range of long term indwelling vascular access devices available for specialized neonatal care. UTMD estimates the current annual U.S. market for the neonatal PICC to be about $10 million. Both products fit well into UTMD's existing product lines and call points for its direct sales force, and have significant potential in overseas markets as well. Internal R&D will continue to be used primarily to improve and augment existing or acquired product lines.
      Consistent with its view of the nature of the medical device industry as a whole, UTMD believes it can achieve top line growth through selective acquisitions, and plans to do so without diluting shareholder interest.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   a) Exhibits:

                   SEC
Exhibit #       Reference #       Title of Document
---------       -----------       ------------------
   1             27            Financial data schedule


   b)     Reports on Form 8-K:

     During the quarter ended September 30, 2000, the Company filed no reports on Form 8-K.



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UTAH MEDICAL PRODUCTS, INC.
                                  ---------------------------
                                  REGISTRANT





Date:      11/8/00                By:  /s/ Kevin L. Cornwell
      -------------------            -------------------------------------------
                                           Kevin L. Cornwell
                                           CEO and CFO