Form 10-K
period 2000-12-31
UTAH MEDICAL PRODUCTS INC
filed 2001-03-29
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the fiscal year ended December 31, 2000.         Commission File No. 0-11178
                                                                         -------


                           UTAH MEDICAL PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Utah                                                 87-0342734
--------------------------------                           -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                               7043 South 300 West
                                Midvale, UT 84047
                      ------------------------------------
                    (Address of principal executive offices)



Registrant's telephone number:   (801) 566-1200
                               ------------------


Securities registered pursuant to Section 12(b) of the Act:      None
                                                                -----


Securities registered pursuant to Section 12(g) of the Act:



                               Title of each Class
                          ----------------------------
                          Common Stock, $.01 par value
                         Preferred Stock Purchase Rights


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2001, based on NASDAQ/NMS closing price:
$46,374,000.
------------

     The number of shares outstanding of the registrant's common stock as of March 9, 2001: 5,013,366.
               ---------


                       DOCUMENTS INCORPORATED BY REFERENCE

  List herein the documents incorporated by reference: The Company's definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

                                     PART I.
                                     ------


ITEM I - BUSINESS.

     Utah Medical Products, Inc. ("UTMD" or "the Company") is in the business of producing cost-effective devices for the healthcare industry which are predominantly proprietary, disposable and for hospital use. Success depends on
1) recognizing needs of clinicians and patients, 2) rapidly designing or acquiring economical solutions which gain regulatory approval, 3) reliably producing products that meet those clinical needs, and then 4) selling through

  a) UTMD's own direct channels into markets where the Company enjoys an established reputation and has a critical mass of sales and support resources, or
  b) establishing relationships with other medical companies that have the proper resources to effectively introduce and support the Company's products.

     UTMD's success in rapidly producing solutions comes from its proven ability to integrate a number of engineering and technical disciplines in electronics, software, mechanical packaging, instrumentation, plastics processing and materials. The resulting proprietary products represent significant incremental improvements over existing clinical techniques. UTMD's experience is that, in the case of labor-saving devices, the improvement in cost-effectiveness of clinical procedures also leads to an improvement in overall healthcare including lower risk of complications. UTMD markets a broad range of medical devices used in critical care areas, especially the neonatal intensive care unit (NICU) and the labor and delivery (L&D) department in hospitals, as well as products sold to outpatient clinics and physician's offices.

     The opportunity to apply solutions to recognized needs results from an excellent core of practicing clinicians who introduce ideas to the Company, and key employees who are both clinical applications savvy and development engineering adept.

     UTMD's products are sold directly to end users in the U.S. domestic market by the Company's own direct sales representatives and independent manufacturers' representatives, and through the Internet. In addition, UTMD's products are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers. Internationally, products are sold through other medical device companies and through independent medical products distributors. UTMD has representation in all major global markets with approximately 100 international distributors.

     Negative factors that may adversely impact future performance include managed care reforms or hospital group buying agreements that may limit physicians' ability to choose certain products or procedures, new products introduced by other companies that displace UTMD's products, new product regulatory approval delays, changes in the Company's relationships with distribution partners, and loss of key personnel.

     UTMD was formed as a Utah corporation in 1978. UTMD publicly raised equity capital one time in 1982. In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary located in Ireland, was formed to establish an international manufacturing capability. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems. In July, 1998 UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc. On March 8, 2000, UTMD returned to the Nasdaq Stock Market after trading on the New York Stock Exchange for about 3 years. The Company was previously listed on Nasdaq for 14 years. The Company's corporate offices are located at 7043 South 300 West, Midvale, Utah 84047 USA. The corporate telephone number is (801) 566-1200. European operations are located at Garrycastle Industrial Estate, Athlone, County Westmeath, Ireland. The telephone number in Ireland is (902) 73932. CMI's mailing address is 1830 S.E. 1st, Redmond, Oregon 97756. The phone number in Oregon is (541) 548-7738.

PRODUCTS
--------

Labor and Delivery/ Obstetrics:
------------------------------

Fetal Monitoring Accessories.
  About 60% of births are considered "higher risk" due to lack of prenatal care, among other factors. In many of these births, labor may become complicated and does not progress normally. The obstetrician must assess progression of labor to be able to intervene with drug therapy, infuse a solution to augment amniotic fluid, or ultimately if necessary, perform a Caesarean section procedure, and be prepared for complications following childbirth. UTMD markets disposable electrodes, catheters and accessories, but not the monitors, the electronic capital equipment that process the signals. In addition to products currently offered, UTMD intends to continue to investigate and introduce tools that enhance fetal monitoring techniques, a core area of product development.

  To assist the physician in assessing fetal well-being, changes in fetal heart rate (FHR) in conjunction with trends in intrauterine pressure are often electronically monitored. UTMD's intrauterine pressure (IUP) catheter product line provides for clinician choices from a traditional fluid-filled system to INTRAN(R) PLUS, the widely accepted transducer-tipped system. In addition, adjunct FHR electrodes, leg plates, belly bands and chart paper are offered by UTMD to complete a package of fetal monitoring supplies. UTMD's IUP catheters include:

o IUP-075 and UTMD's other custom fluid-filled catheter kits utilize a saline-filled catheter that is placed within the uterine cavity, connected to a separate external reusable or disposable transducer. This product package, utilizing double lumen catheters, was the traditional mode of intrauterine monitoring prior to the introduction of INTRAN. An intrauterine pressure change is transmitted through the fluid column to the external pressure transducer.

o Introduced in 1987, INTRAN was the first intrauterine pressure catheter that placed the pressure transducer at the pressure source within the uterine cavity. This design eliminated the complicated setup of fluid-filled systems and provided more accurate pressure waveforms. INTRAN I was discontinued in 1995 in favor of the more widely preferred INTRAN PLUS, also covered by UTMD's original INTRAN patent.

o INTRAN PLUS was introduced in 1991. The INTRAN PLUS catheter combines the transducer tip concept of INTRAN I with a refined tip design, a zero switch that allows the clinician to verify the reference of the monitor, and a dedicated amnio lumen which provides immediate access to the amniotic fluid environment which may be essential in the diagnosis and intervention of certain fetal conditions. In 1996, an enhancement which allows physicians to observe amniotic fluid in a closed system was added to INTRAN PLUS. In 1997, UTMD introduced several variations to address user preferences in tip size and zero switch location.

Vacuum-Assisted Delivery Systems.
  UTMD's VAD Systems include CMI(R) patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries. Operative vaginal deliveries provide knowledgeable physicians with an alternative to C-section intervention. Although there are risks associated with operative vaginal deliveries which represent about 15% of all U.S. hospital births, the procedures are generally regarded as safer for the mother, and at least as safe for the fetus, as abdominal (cesarean) delivery in comparable clinical situations. In operative vaginal deliveries, either forceps or a vacuum-assisted delivery system are used by the physician. UTMD estimates that the preferred vacuum-assisted delivery approach is used for about 8-10% of all U.S. births, and will continue to increase its share versus forceps. UTMD's patented bell-shaped soft silicone TENDER TOUCH(R) cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System. UTMD's patented soft silicone cup is unique in the industry.

Other Obstetrical Tools.
  AROM-COT(TM) is a finger cover with a patented design to rupture maternal membranes with less patient pain and anxiety. MUC-X is a meconium aspiration device used immediately after birth to clear neonatal respiratory passages and reduce exposure to potential infections. CORDGUARD(R) is a patented product which unifies the multiple steps of clamping the neonate's cord close to the umbilicus, severing the cord without splattering blood, drawing a clean cord blood sample, and assisting in the removal of the placenta. CORDGUARD's sharpless, closed system reduces the risk of exposure to potentially infected blood, and consequently reduces the high cost of exposure treatment under OSHA and CDC guidelines. In addition, CORDGUARD facilitates obtaining neonatal blood that is otherwise hard to obtain safely and cleanly.

Neonatal Intensive Care:
-----------------------

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

DELTRAN(R) PLUS
  UTMD's DELTRAN blood pressure monitoring system has been adapted specifically for use in the NICU. The new streamlined version eliminates needles used for blood sampling, avoids the loss of scarce neonatal blood volume and provides a closed system that reduces the risk of infection. The system features excellent visualization of clearing volume and one-handed use.

GESCO(R)
  In the third quarter of 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc. GESCO, best known for innovative silicone catheters, gained an early reputation as a company which focused on the special developmental needs of tiny critically-ill babies.

  A class of catheters called umbilical vessel catheters (UVC's) are specially designed for administering vital medications and fluids immediately following birth through the infant's umbilical vessel into the inferior vena cava. Because of the neonate's small size and lack of vascular development, there is no better access to vital organs. The catheters are also called umbilical artery catheters (UAC's) when placed in one of the umbilical arteries to measure blood pressure or monitor metabolic processes through blood analysis. In developing its UMBILI-CATH(R) product line, Gesco pioneered the use of soft, biocompatible silicone catheters, helping to reduce the number of insertions required as well as other complications associated with invasive applications. UTMD has expanded the UVC product line to include catheters made from a patented thermosensitive polyurethane (Tecoflex(R)) that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion. In addition, GESCO provides a convenient catheterization procedure tray of implements and supplies necessary to place UVC catheters, as well as perform other similar procedures.

    The primary distinction of GESCO products is that they are not just cut-down or smaller versions of adult devices. For example, in the case of invasive catheters, the introducer, the soft rounded distal tip, mode of securing to patient after insertion to avoid migration, luer locking hub with minimal dead space, number of lumens, catheter radiopaque striping for visualization, variations in catheter lengths and diameters and special packaging are all features specially designed for neonates. UTMD continues to modify product features to bring the GESCO products up to date relative to current neonatal nurse practitioner preferences.

  The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters, and chest drainage tubes. GESCO developed all of these neonatal products. In order to keep pace with the trend of caring for smaller babies, UTMD has added smaller diameter versions of its URI-CATH(TM) and NUTRI-CATH(TM) products. In 2000, UTMD gained FDA premarketing clearance of a new PICC family of products specifically designed to minimize trauma to the critically ill neonate. The product was designed with the input of experienced neonatal nurse practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling. The soft, strong silicone PICC comes in two diameter sizes, two types of venipuncture introducers, two hub configurations and the option of an integral stylet that aides insertion.

  Other GESCO specialty products include a disposable peritoneal dialysis set that is a pre-assembled, sterile, closed system, called DIALY-NATE(TM); a patented silicone oral protection device used to prevent palatal soft tissue injury by orotracheal tubes, called PALA-NATE(TM); and a lumbar puncture kit used for obtaining spinal fluid samples, called MYELO-NATE(TM). In 1999, a tiny needle version with a special bevel was added to the product line.

  GESCO's first patented product, HEMO-NATE(R), is a disposable filter designed to remove microaggregates from stored blood prior to transfusion into a neonate where any deficiency can have an overwhelmingly negative impact on a neonate's chances for survival, given an under-developed vasculature and small total blood volume.

  In 2001, UTMD will continue to improve and expand its neonatal product line, allowing it to retain the most complete armamentarium of NICU specialty products in the medical device industry. In addition to products already offered and being developed internally, UTMD will look to expand sales through distribution arrangements with other manufacturers, or through selective acquisitions.

Gynecology /Urology /Electrosurgery:
-----------------------------------

LETZ(R) System
  The LETZ System is comprised of electrosurgical equipment, electrodes and supplies used to treat cervical intraepithelial neoplasia (CIN) and other lower genital tract lesions related to human papilloma virus (HPV) infections. The electrosurgical excision procedure with hemostasis has widely replaced cold knife scalpel, laser and cryotherapy procedural approaches because it is economical, safe, effective, quick and easy to perform, has fewer potential side effects, and requires little physician training. Most importantly, in contrast to laser and cryotherapy (freezing of tissue), LETZ provides a tissue specimen for pathological assessment. The LETZ procedure may be performed using local anesthesia in a physician's office, eliminating the time and expense of hospital or surgical center admittance. UTMD's system includes patented disposable loop electrodes, the patented FINESSE(R) electrosurgical generator, and other miscellaneous components. The FINESSE electrosurgical generator is the only generator on the market that contains an integral smoke evacuator, required to filter smoke and vapors which contain potentially hazardous particulate material produced during electrosurgery. The disposable loop electrode used to excise the tissue specimen is a pencil-like tube with a thin tungsten wire loop attached. The loop is available in varying sizes and includes a Safe-T-Gauge(R) that can be positioned so the physician can accurately colposcopically monitor the amount of tissue being excised.

FINESSE(R) Generator; Specialty Loop, Ball, and Needle Electrodes; FILTRESSE(R) Evacuator; Other Specialty Electrodes; Other Supplies and Gynecologic Tools.
  UTMD has FDA clearance to market its electrosurgical system in general surgery applications, including dermatology, plastic surgery and otolaryngology. FILTRESSE, a stand-alone surgical smoke filtration system which combines high filtration efficiency, low cost and convenient use was introduced in 1997. UTMD continues to develop and introduce specialty tools for specific electrosurgical procedures. In 1998, the Company introduced a patented conization electrode for deep endocervical disease called C-LETZ, designed to limit the removal of healthy tissue that might compromise adequate cervical function. Other tools include disposable electrosurgical pens, dispersive pads, speculums, retractors, and forceps.

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

LIBERTY(R) System
  LIBERTY is a device for the conservative treatment and effective control of urinary incontinence in women. UTMD believes that LIBERTY is the easiest-to-use, most cost effective incontinence treatment available that yields a therapeutic effect, not just a cover-up. LIBERTY consists of a battery operated electrical stimulation unit and an intravaginal electrode probe. This physiotherapy technique, which can be done in the privacy of the home, involves passive strengthening of the periurethral muscles. Pulsed, low voltage, high frequency current is applied primarily to the pudendal neuromuscular tissue causing the pelvic area muscles to contract, leading to better muscle tone. Because electrical stimulation has no known adverse side effects, LIBERTY provides women suffering from mild to moderate incontinence an effective, lower cost and lower risk alternative to more traumatic treatments such as surgery and drug therapy. In October 2000, HCFA (Health Care Financing Administration) decided to allow Medicare reimbursement coverage for electrical stimulation devices. The previously withheld coverage may help increase sales of LIBERTY because the disease is prevalent among older women.

PATHFINDER PLUS(TM)
  PATHFINDER PLUS is an endoscopic irrigation device that allows a surgeon to precisely irrigate with the same hand that controls the endoscope, eliminating the need for a separate assistant to irrigate without visualization. UTMD is marketing the device through independent manufacturers' representatives who sell primarily endoscopic tools.

ENDOCURETTE(TM)
  Since 1997 UTMD has worked in cooperation with Dr. Stuart Fowler, Mayo Clinic Scottsdale, Arizona to develop an advanced curette for uterine endometrial tissue sampling in the doctor's office. The sampling procedure is intended primarily to rule out precancer or cancerous change of the uterus in premenopausal women with abnormal uterine bleeding, or women with postmenopausal bleeding. The device is part of a class of catheters designed to be used without dilitation of the cervix and without general anesthetic. The inherent weakness of this type of device, which is related to its small size, is that it may not remove enough tissue of the endometrium for an accurate histologic assessment. The patented tip of the ENDOCURETTE was designed to obtain a more thorough tissue specimen. UTMD began marketing the product in fourth quarter 2000. After several weeks' routine use by early adopters, the device appears to be performing exceptionally.

LUMIN(R)
  LUMIN(R) is a patented tool developed by UTMD for reliably and safely manipulating the uterus in gynecological laparoscopic procedures. LUMIN combines the strength, range of motion and versatility of the higher end reusable instruments with the lower cost and cleanliness of the cheaper disposable instruments presently on the market, while at the same time reducing the number of tools needed to move and secure the uterus.

Blood Pressure Monitoring:
-------------------------

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

  Although  other  large  medical  companies  manufacture   disposable  pressure
transducers ("DPTs") under rights to UTMD's technology, the Company believes that the DELTRAN DPT which it developed remains the standard in terms of reliability and ease of use. UTMD has an automated assembly line which allows the Company to effectively compete with the largest suppliers on the basis of consistent quality with low manufacturing costs. Introduced in 1998, DELTRAN PLUS provides a closed system for blood sampling, without the use of needles, reducing the risk of an unwanted infection for both the patient and the practitioner.

Pressure Monitoring Accessories and Components.
  Components included in blood pressure monitoring kit configurations include flush devices, stopcocks, fluid administration sets, caps, pressure tubing, interface cables and organizers. The Company sells similar components designed for other medical companies which incorporate UTMD's technologies. DELTA-CAL(TM) is a calibration device used to check proper functioning of an arterial pressure system. In addition, UTMD sells plastic molded parts on a subcontract basis to a number of medical and non-medical companies. UTMD believes that this practice helps better utilize its investment in fixed plant and equipment.

MARKETING
---------

  UTMD competes on the basis of its proprietary value-added technologies and cost effective solutions. A number of UTMD's products are strong brands because they are recognized as clinically different. The Company's primary marketing challenge is to keep its customers focused on those differences and their important benefits. UTMD's specialty focus and extensive experience with key products in its specialty are important marketing attributes which help assure its ability to successfully compete and survive in a marketplace where many suppliers are trying to degrade product differences.

  In U.S. hospitals, which represent about 60% of UTMD's sales activity, marketing efforts are clouded by who in the hospital actually makes decisions to purchase medical devices. UTMD regards clinicians who take responsibility for obtaining optimal care outcomes as its customers. These people are often not the same ones administratively in charge of purchase decisions. In 2000, UTMD recognized increased need to supply independent references acknowledging the value of UTMD's products.

DISTRIBUTION
------------

  Another important success factor in the current healthcare industry is "access" to customers. In particular, the U.S. hospital supplier environment has been consolidating as a result of group purchasing organizations, or their equivalent, utilizing large suppliers with diverse product lines. The number of channels and length of time required in evaluating new products for use in hospitals has grown dramatically in recent years. As a potential negative factor to future performance, as UTMD introduces new products, it may find itself excluded from certain customers because of the existence of supply agreements unrelated to safety and efficacy of products. UTMD may also be unable to establish viable relationships with other medical companies who have the access to users but lack an interest in the Company's approach.

  Historically, UTMD has sold its products, especially those relating to critical care, through independent distributors and other medical companies in both domestic and international markets. Since 1991, the Company has developed a more focused direct sales organization in the United States with specialized distributors and its own directly employed sales force. The current network of direct representatives and one specialty distributor is employed to concentrate on select market applications for UTMD products and to provide proper customer training and support. As of March 2001, the U.S. direct sales force is comprised of both "outside" territory representatives operating remotely geographically, as well as "inside" representatives who effectively operate by telephone. Through the use of its one-on-one contacts with physicians, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems. UTMD's direct representatives encourage customers to take advantage of fast and easy direct online ordering at www.order.utahmed.com.
                                        ----------------------

  When hospital customers request it, UTMD will provide its products through national distribution companies, e.g. Owens & Minor or McKesson/HBOC, also known as Med/Surg distributors. UTMD has distribution contracts with Owens & Minor and McKesson/HBOC, and as a fully aligned vendor expects to be part of the New Health Exchange, an e-commerce business being established by five of the largest U.S. Med/Surg distributors. Sales to Med/Surg distributors currently comprise less than 10% of total domestic sales. Five years ago, national distributors and independent distributors in the U.S. represented more than 65% of UTMD's direct domestic Ob/Gyn business. In 2000, all independent U.S. distributors represented less than 20% of UTMD's domestic business.

  In addition to its own website and participation later in 2001 through Med/Surg distributor relationships, UTMD was one of the first companies in 2000 to join the Global Healthcare Exchange (GHX), an independent Internet-based company created originally by five of the world's largest medical device manufacturers. GHX is a single-source solution for online purchasing of potentially all medical products needed by hospitals using their own internal ERP systems, while allowing hospitals to maintain individual supplier relationships. GHX is developing fully integrated e-procurement solutions, which link supplier systems directly with hospital ERP systems on a customized basis making it possible for buyers to interact in real time with UTMD over the Internet. UTMD believes that GHX may be its primary method in the future to circumvent the access limits imposed by hospital GPO's, providing a key answer to UTMD's challenge of gaining and retaining access to potential customers. Through GHX, UTMD's customers will have electronic access to pricing, product availability, order tracking and all other administrative tasks in the purchasing process. Eventually, UTMD would link sales support, clinical training and third party support. UTMD was selected by GHX as one of its first supplier implementation sites, with the first transactions on GHX involving UTMD's products occurring in first half 2001.

  Additionally, the Company sells component parts to medical companies for use in their product lines. This effort is simply an optimal utilization of manufacturing resources that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD's distribution and marketing programs.

  Internationally, the Company sells its products through about 80 regional distributors and through about 20 OEMs (other medical manufacturers). In 2000, UTMD's Internet website www.utahmed.com became a frequent conduit for international customer inquiries.


NEW PRODUCT DEVELOPMENT
-----------------------

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

  During 2000, in addition to the amortization of goodwill expense of $569 (in thousands), or 2.1% of sales, associated with the acquisitions of new product lines in 1997 and 1998, the Company spent $568 on internal product development activities, or 2.1% of sales, a combined total of 4.2% of sales. New product development expenses and amortization of goodwill expenses were $719 and $569, respectively in 1999 (combined 4.4% of sales) and $946 and $433, respectively in 1998 (5.0% of sales). Amortization of goodwill expenses and R&D expenses combined are expected to continue in the range of 4-5% of sales in 2001. Internal R&D will be limited more by the Company's ability to process new ideas, as well as organize and integrate the specialty skills necessary to develop innovative products, than by the availability of funds or new product ideas.

  UTMD's current product development projects are in four areas of focus: 1) obstetrics/ fetal monitoring, 2) neonatal intensive care, 3) female incontinence management, and 4) specialized procedures for the assessment and treatment of cervical/uterine disease. UTMD has filed, had issued, exclusively licensed or acquired 23 patents in the last five years.

  Because of UTMD's reputation as a successful innovator, its financial strength and its established clinician user base, it enjoys a substantial flow of new product ideas. Internal development, joint development, product acquisitions, and licensing arrangements are all included as viable options in the investigation of opportunities. Only a small percentage of ideas survive feasibility screening. For internal development purposes, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team. The team's objective is to have a clinically proven, manufacturable, and FDA released product ready for marketing by a specific date. Approximately ten projects on the average, depending on the level of resources required, are underway at UTMD at any given time. More than 50% of assigned projects do not succeed in attaining a product which meets all of the Company's criteria. In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition.

  Once a product is developed, tooled, fully tested and cleared for marketing by the FDA, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution, or not having access to users because of limitations in marketing and distribution resources.

EMPLOYEES
---------

  At December 31, 2000, the Company had 235 employees, 16 of which are located in Oregon, and 37 in Ireland. The Company's continued success will depend to a large extent upon its ability to retain skilled employees. No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which creative and high achieving people want to work.

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

PATENTS AND TECHNOLOGY LICENSES
-------------------------------

  The Company owns or exclusively licenses forty-five unexpired patents and patents pending, and is the licensee of certain other technology. There can be no assurance, however, that patents will be issued with respect to the pending applications or that the issued patents can be successfully defended.

  The ability of the Company to achieve critical mass in the marketplace depends in large part on the protection afforded by its patents. In cases where competitors introduce products that may infringe on UTMD's technology, the Company has an obligation to its shareholders to defend its intangible property. Although the cost of patent litigation reduces the Company's current performance, a successful defense of a core market franchise as represented by INTRAN, for example, may potentially represent many orders of magnitude of return in shareholder value. In addition, UTMD's practice of aggressively pursuing those who infringe its patents tends to discourage others from unfairly using UTMD's innovations. One patent infringement lawsuit is currently pending.

  As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas. During 2000, royalty expenses were (in thousands) $31. Royalties are included in cost of goods sold.

  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives. During 2000, the Company received (in thousands) $452 in royalty income, compared to $529 in 1999, and $678 in 1998. In 1998, UTMD recorded an additional $447 in net other non-operating income associated with unusual payments, subject to a confidentiality agreement, for use of its technology. The non-operating income has been a material portion of UTMD's past earnings, and therefore future improved performance also depends on the performance of other companies who license UTMD's technology.

GOVERNMENT REGULATION
---------------------

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

  In 1994, UTMD received certification of its quality system under the ISO 9001/EN 46001 standards ("ISO" stands for "International Organization of Standardization"). EN 46001 is the European Union's effort to harmonize different national regulatory requirements for the development, sale, and manufacture of medical products. Because the ISO standards are in perpetual modification, UTMD remains on a continuous periodic audit schedule by its independent notified body in order to stay abreast of international regulatory standards. In early 1997, UTMD received ISO 9001/EN 46001 certification for its Ireland facility. UTMD has received formal product certification allowing the use of the CE Mark (demonstrates proof of compliance with the European Community's product standards) for essentially all of its products.

SOURCES AND AVAILABILITY OF RAW MATERIALS
-----------------------------------------

  Most of the components which the Company purchases from various vendors are readily available from a number of sources. Alternate sourcing of various components is continually underway. Vendors are qualified by Corporate Quality Assurance. The Company has a vendor quality monitoring program that routinely checks all incoming material.

EXPORTS
-------

  Revenues from foreign customers in 2000 were (in thousands) $5,425 (20% of total sales), as compared to $5,550 (19% of total sales) in 1999, and $4,732 (17% of total sales) in 1998. Blood pressure monitoring products represented 72% of international sales in 2000, compared to 77% in 1999 and 79% in 1998. Ob/Gyn and neonatal product foreign sales were $1,506 in 2000, compared to $1,290 in 1999 and $1,002 in 1998.

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

BACKLOG
-------

  As a supplier of primarily disposable products, the nature of UTMD's business necessitates being very responsive to customer orders and delivering products quickly. Virtually all direct shipments to end users are accomplished within one week of receipt of customer purchase order. Backlog shippable in less than 60 days as of January 1, 2001 was approximately $0.3 million compared to $0.6 million as of January 1, 2000.

SEASONAL ASPECTS
----------------

  The Company's business is generally not affected by seasonal factors.

PRODUCT LIABILITY RISK MANAGEMENT
---------------------------------

  The risk of product liability lawsuits is a negative factor in UTMD's business because UTMD's products are frequently used in inherently life threatening situations to help physicians achieve a more positive outcome than what might otherwise be the case. Although UTMD's products are proven to be safe and efficacious over millions of uses, positive outcomes cannot always occur in the situations where UTMD's products are needed. In litigious cultures (such as the U.S.) which are often driven by attorneys looking for contingency fee windfalls, patients may look at manufacturers of excellent medical products as possible scapegoats. In any lawsuit against a company where an individual plaintiff suffers a permanent physical injury, a small probability of a large award always exists whether or not a causal relationship exists. UTMD is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its future defense should any lawsuits be filed. The strength of UTMD's balance sheet may be an inducement for some attorneys to file a claim against UTMD. No product liability lawsuits involving a significant injury have been filed against the Company for any of its products in the past nine years.

FORWARD LOOKING INFORMATION
---------------------------

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

  General risk factors that may impact the Company's revenues include the market acceptance of competitive products, anti-competitive practices of group purchasing organizations, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UTMD's products at lower prices, the timing and market acceptance of UTMD's own new product introductions, UTMD's ability to efficiently manufacture its products, including the reliability of suppliers, success in gaining access to important global distribution channels, budgetary constraints, the timing of regulatory approvals for newly introduced products, and third party reimbursement.

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

ITEM 2 - PROPERTIES

Office and Manufacturing Facilities.
  The Company's current operations are located in an 100,000 square foot facility in Midvale, Utah, a suburb of Salt Lake City, a 20,000 square foot facility in Redmond, Oregon, and a 77,000 square foot facility in Athlone, Ireland. UTMD owns its property and facilities in Utah and Ireland, with the exception of a long-term lease on one section of its Midvale parking lot. The Oregon facility is leased.

  UTMD is a vertically-integrated manufacturing company. Capabilities include silicone and plastics-forming operations including injection molding, insert and over-molding, thermoforming and extrusion; sensor production; manual and automated assembly of mechanical, electrical and electronic components; parts printing; various testing modalities; advanced packaging in clean room conditions; and a machine shop for mold-making and building assembly tools and fixtures. Capabilities also include an R&D laboratory for both electronic and chemical processes, software development resources, communications and computer systems networked real time internationally, and administrative offices.

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

                          2000                                 1999
                   High          Low                   High           Low
                 ---------     ---------            ----------      --------
1st Quarter      $ 8           $  6 3/16            $  7 1/4        $ 5 9/16
2nd Quarter        7 11/16        6 1/2                7 15/16        5 13/16
3rd Quarter        8 1/16         6 13/16              8 3/16         7
4th Quarter        8 9/16         6                    7 3/8          6 1/8

Stockholders.
  The approximate number of beneficial stockholders of UTMD's common stock as of March 9, 2001 was 3,800.

Dividends.
  The Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. It is the present intention of the Company to use earnings to finance future growth, for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, and for continued share repurchases when the price of the stock remains undervalued.

ITEM 6 - SELECTED FINANCIAL DATA.
  (in thousands, except per share data)

                                     Year Ended December 31
                                     ----------------------

                                2000        1999       1998         1997         1996
                             ---------   ---------   ---------   ----------   ---------
Net Sales                    $  27,193   $  29,444   $  27,677   $   24,272   $  38,673
Net Income                       5,373       5,468       4,858        4,322       8,754
Diluted Earnings Per Share         .90         .76         .59          .51         .93
Total Assets                    25,423      27,756      31,968       31,459      28,916

Long-term Debt                  10,000       5,934       3,098        5,571      None

Cash Dividends
Per Common Share                None        None        None         None        None



                                    Quarterly Data for 2000
                                    -----------------------


                             First Quarter    Second Quarter   Third Quarter   Fourth Quarter
                             -------------    --------------   -------------   --------------
Net Sales                    $       6,666    $        6,956   $       6,882   $        6,690

Gross Profit                         3,671             3,873           3,829            3,752

Net Income                           1,226             1,383           1,410            1,354

Earnings Per Share - Diluted           .19               .22             .23              .27




                                    Quarterly Data for 1999
                                    -----------------------

                             First Quarter    Second Quarter   Third Quarter   Fourth Quarter
                             -------------    --------------   -------------   --------------
Net Sales                    $       7,018    $        7,320   $       7,568   $        7,539

Gross Profit                         3,687             3,870           4,104            4,135

Net Income                           1,200             1,349           1,487            1,433

Earnings Per Share - Diluted           .15               .18             .22              .22


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following comments should be read in conjunction with accompanying financial statements. Dollar amounts are in thousands, except per-share amounts and where noted.

Productivity of Assets and Working Capital.
  a) Assets. Year-ending total assets were more than 8% lower because current assets declined $0.5 million as a result of reduced levels of cash, inventory and receivables related to the lower sales activity; net fixed assets declined $1.2 million as a result of depreciation which exceeded new purchases; and net intangible assets declined $0.6 million because amortization of goodwill and intellectual property exceeded new acquisitions. 2000 year-end net intangible assets represent 30% of total assets. Net tangible assets per NASDAQ Rule 4450(a)(3) is defined as total assets (including the value of patents and trademarks, but excluding the value of goodwill) less total liabilities. Net tangible assets at end of year 2000 were $5.5 million. Excluding the possibility of new intangible assets from 2001 acquisitions, total asset productivity should continue to improve in 2001 because sales are projected to grow, while working capital remains about the same and net property plant and equipment (PP&E) declines as depreciation exceeds the rate of new asset purchases.

  2000 net (after accumulated depreciation) PP&E in Utah and Oregon decreased $0.8 million, while in Ireland decreased $0.4 million. Consolidated PP&E asset turns improved to 2.8 based on year-ending balances. Productivity of PP&E in 2001 should continue to increase since sales are expected to increase and net PP&E decrease, as consolidated new capital expenditures are expected to be less than one-half of 2001 depreciation.

  Inventory turns increased slightly with lower sales in 2000 because average inventory dropped 14% in 2000 from 1999. Management expects to be able to achieve its objective of 4.0 average inventory turns in 2001 because sales should increase without the need for a similar increase in inventories. Year-ending 2000 accounts receivable (A/R) balances declined 2%. Calculated days in A/R were within target at 53, based on 4Q 2000 shipment activity. Aged A/R over 90 days from invoice date increased to about 6% of total A/R at year end from 3% at the end of 1999. The increase in the over 90 days receivables balance is due mainly to normally slower paying overseas distributors who were current at the end of the prior year. The company believes these older A/R are collectible.

  The working capital decline of $0.5 million in 2000 was the result of a reduction in current assets, as follows: $0.2 million cash, $0.1 million A/R and $0.2 million inventories; with no change in current liabilities. UTMD expects to internally finance any working capital growth needed to support 2001 growth in sales activity.

  b) Liabilities. At the end of 2000, UTMD's total debt ratio was 51% compared to 32% at the end of 1999. The total debt ratio is defined as total liabilities, including current liabilities, deferred income taxes and the balance remaining on its unsecured line-of-credit used to finance share repurchases and acquisitions, divided by total assets. Two influences caused the ratio increase: the year ending line-of-credit balance increased by $4.1 million because of the third quarter 2000 tender offer in which UTMD financed a $9.2 million repurchase of its shares, and the $2.3 million decrease in total assets. Without additional share repurchases or new acquisitions, UTMD expects to significantly reduce the remaining line-of-credit balance in 2001, yielding a total debt ratio below 30%.

Results of Operations.
  a)  Revenues.  Annual consolidated revenues declined 7.6% in 2000.
      --------

  UTMD divides its U.S. sales into two channels: "direct sales" which are sales to end user customers through UTMD's direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and "OEM sales" which are sales to other medical device companies where products are resold as part of a component of a kit or a repackaged stand-alone product. As a percentage of U.S. sales, direct sales represented 92% of 2000 sales compared to 91% in 1999, and 89% in 1998. OEM sales represented 8% of 2000 U.S. sales compared to 9% in 1999, and 11% in 1998. Global consolidated sales adds foreign sales to U.S. sales. In each of the three years 1998-2000, U.S. direct sales represented 74% of global consolidated sales.

  Foreign sales in 2000, despite a stronger U.S. dollar, were 20% of global consolidated sales compared to 19% in 1999, and 17% in 1998. Ob/Gyn and neonatal product sales were 28% of 2000 foreign sales compared to 23% in 1999, and 21% in 1998. Foreign sales of Ob/Gyn and neonatal products increased 17%, and totaled $1.5 million for 2000. Ireland operations shipped 64% of foreign sales (in U.S. dollar terms) in 2000 compared to 61% in 1999, and 62% in 1998. In Irish pound terms, shipments from UTMD Ltd. (Ireland) were up 17% compared to the prior year. In dollar terms, Ireland shipments were up 2%. Total foreign sales were down $0.1 million because sales of the blood pressure monitoring (BPM) & accessory products representing 72% of foreign sales were down $0.3 million, or 8%, relative to the prior year.

  UTMD categorizes its sales into four product-line groups: 1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for improving clinician safety and for ease in performing delivery procedures; 2) gynecology/electrosurgery/urology, comprised of tools for gynecological office/clinician practices, including LETZ, endometrial sampling, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools; 3) neonatal, comprised of devices for gaining vascular access, administering vital fluids, maintaining a neutral thermal environment, and other specialized tools used in the care of critically-ill infants; and 4) blood pressure monitoring/accessories/other, comprised of specialized tools for invasively monitoring blood pressure on a continuous basis with pressure transducer systems, along with other products sold on an OEM basis to other companies. In these four categories, UTMD's primary revenue contributors often enjoy a dominant market share and typically have differentiated product features protected by patents.

  Sales in the obstetrics product category decreased 10% in 2000 and represented 46% of total sales. Obstetrics sales were $12,499 compared to $13,926 in 1999, and $14,635 in 1998. Direct sales of the market-leading IUP catheter, Intran(R) Plus, declined 9% under active competition from cheaper, less clinically-effective products. Sales of vacuum-assisted delivery systems (VADS) decreased 14% in 2000, apparently due to lower utilization by U.S. hospitals. UTMD agrees with ACOG (The American College of Obstetricians & Gynecologists) that using VADS remains the trained physician's best choice in many operative deliveries, and will increase its educational programs in 2001.

  Gynecology/ electrosurgery/ urology product sales grew 2% in 2000, representing 17% of total revenues. Gyn/ES/Uro sales were $4,552 in 2000 compared to $4,454 in 1999, and $4,174 in 1998. A number of UTMD products in this fragmented category are highly differentiated, and should continue to grow as physicians learn more about them.

  Year 2000 global neonatal product sales were $3,782 compared to $3,807 in 1999, and $1,899 in 1998. Neonatal product sales include the neonatal product line of Gesco International acquired in July 1998, the Bard Access Systems (BAS) Per-Q-Cath(R) neonatal PICC, Disposa-Hood(TM) and the neonatal Deltran(R) Plus. UTMD's 2000 neonatal product sales remained about the same as 1999 primarily because sales of the Per-Q-Cath(R) PICC declined $0.1 million. The decline resulted from the fact that BAS did not honor its exclusive distribution agreement with UTMD for hospital NICUs, which agreement was part of the GESCO acquisition. UTMD believes that an effective PICC is an important part of a neonatal intensive care product line, and that its new GESCO PICC, released for marketing by the FDA at the beginning of fourth quarter 2000, will be able to regain lost Per-Q-Cath sales, and more, as a result of UTMD's PICC product development improvements.

  BPM and accessories and other miscellaneous OEM sales (BPM) represented 23% of consolidated 2000 sales compared to 25% in both 1999 and 1998. Sales were $6,360 compared to $7,258 in 1999, and $6,970 in 1998. Sales declined $0.9 million due to several factors relating to OEM customers: 1) sales of stopcock accessories to Baxter declined $0.3 million, 2) CMI subcontract molding declined $0.1 million, and 3) foreign sales of primarily flush device accessories declined $0.5 million. Except for the Baxter business, UTMD expects its 2001 BPM sales will return to higher levels as UTMD continues to enjoy a stable and significant demand for its well-regarded BPM products, particularly overseas.

  b) Gross profits. UTMD's average 2000 gross profit margin (GPM), the surplus remaining after subtracting costs of manufacturing products from net revenues, was a Company record 55.6% compared to 53.6% in 1999, and 51.2% in 1998. The 1999 GPM was the previous record. Gross margin improvements were led by process experience, product design improvements, better materials management and better utilization of overhead costs. UTMD management believes that achieving an average GPM about 55% is necessary to successfully support the significant sales and marketing, research and development, and administrative expenses associated with a growth company in a highly complex and competitive marketplace. Looking forward to 2001, management believes it can achieve its targeted 55% GPM. Expected favorable influences include growth in sales volume without a similar increase in overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products to reduce costs. Unfavorable influences are expected to be continued competitive pressure on pricing and higher wage rates.

  c) Operating Profit. Operating profit, or income from operations, is the surplus remaining after subtracting operating expenses from gross profits. Operating expenses are subdivided into sales, general and administrative expenses (SG&A) and research and development expenses (R&D). UTMD further divides SG&A into the two categories of sales and marketing expenses (S&M) and general and administrative expenses (G&A). Despite the decrease in sales, 2000 operating profits increased 1% to $8,367 from $8,282 in 1999, and $6,623 in 1998. Total operating expenses were 24.9% of sales in 2000 compared to 25.5% of sales in 1999, and 27.3% in 1998, demonstrating the Company's ability to effectively manage its expenses.

  SG&A expenses in 2000 decreased to 22.8% of revenues from 23.1% of revenues in 1999, and 23.9% in 1998. In dollar terms SG&A expenses decreased to $6.2 million in 2000 from $6.8 million in 1999, and $6.6 million in 1998. The G&A expenses portion, which includes the Company's costs of litigation and amortization of goodwill associated with acquisitions (GWA), decreased to $2.9 million in 2000 from $3.0 million in 1999, and $2.7 million in 1998. GWA in both 2000 and 1999 was $569, compared to $433 in 1998. Looking forward, GWA in 2001 will be $569 with no new acquisitions. Since the result of the acquisitions were additional new marketable products for UTMD, the GWA expenses can be regarded as surrogate R&D expenses captured in G&A.

  S&M expenses are the costs of communicating our differences and product advantages, as well as providing training and other customer service in support of the use of UTMD's products. Although revenues and GPMs increase when the same unit sales are made by directly employed sales representatives in lieu of independent distributors or OEM customers, S&M operating expenses increase as an offset. Contract administration fees paid to GPOs are also included in S&M expenses. Year 2000 S&M expenses decreased to $3.2 million in 2000 from $3.8 million in 1999, and $3.9 million in 1998, as UTMD rationalized the lack of effectiveness of its direct sales people. Although UTMD expects higher GPO fees, increased advertising expenses and new marketing initiatives in 2001 that were not incurred in 2000, UTMD plans to manage its S&M expenses as a ratio of 2001 sales to remain consistent with the previous year.

  R&D expenses in 2000 were 2.1% of sales compared to 2.4% of sales in 1999, and 3.4% in 1998. In dollar terms R&D expenses decreased to $0.6 million in 2000 from $0.7 million in 1999, and $0.9 million in 1998. Year 2000 projects included completion of development of the GESCO PICC, continued improvements and augmentations to the GESCO neonatal product line, development of a proprietary OEM product, continued collaborative work with manufacturing on improvements to UTMD's established products, technical review and analysis of various acquisition opportunities and focused development of several new product concepts approved for internal R&D projects. The resulting improvements in materials and configuration of components was evident in UTMD's substantially improved GPMs. In 2001, UTMD will opportunistically invest R&D resources and make R&D expenditures where management anticipates it can get a significant return on its investments with future new product sales. Those expenses are most likely to be in the range of 2%-6% of 2001 sales.

  d) Non-operating income. Non-operating income includes royalties from licensing UTMD's technology to other companies, rent from leasing unutilized property to others, interest earned and capital gains from investing the Company's cash, and gains or losses from the sale of assets offset by non-operating expenses like interest expenses and bank fees on the revolving line-of-credit. Non-operating income in 2000 was $53, compared to $263 in 1999 and $900 in 1998. There were unusual payments received in 1998 for the use of UTMD's pressure monitoring technology, which are subject to a confidentiality agreement, which were nonrecurring in 1999 and 2000. Royalties received were $452 in 2000, $529 in 1999 and $678 in 1998. Royalties received vary from period to period depending on the desire and/or success of other companies in selling products licensed by UTMD, and the remaining life of the patents. Interest expenses and bank fees associated with the line-of-credit, which reduced non-operating income, were $499 in 2000, $307 in 1999 and $318 in 1998. Assuming current interest rates are about average for the whole year of 2001 and no new borrowing, management expects 2001 net non-operating income to be about the same as 2000.

  Earnings before income taxes (EBT) result from adding UTMD's non-operating income to its operating profits. EBT dollars in 2000 were 1.5% lower than in 1999 mainly because non-operating income was $0.2 million lower as a result of the interest cost of financing a major repurchase of shares. In dollar terms, EBT decreased to $8.4 million in 2000 from $8.5 million in 1999 when sales were 8% higher, up from $7.5 million in 1998 when sales were about the same as in 2000. As a percentage of sales, 2000 EBT were 31.0% compared to 29.0% and 27.2% in 1999 and 1998, respectively. The exceptional 2000 EBT performance was a Company record, excluding 1996 when EBT at 35.3% benefitted from $1,782 higher unusual non-operating income which represented 4.6% of 1996 sales. The resulting profit dollars are equivalent to profits generated by well-performing companies with twice or more the sales of UTMD. UTMD management continues to target EBT near 30% of sales in 2001.

  e) Net Income, EPS and ROE. Net income is EBT minus income taxes. After income taxes, 2000 net income was $5,373, compared to $5,468 in 1999 and $4,858 in 1998. The effective income tax rate in 2000 was 36.2% compared to 36.0% in 1999 and 35.4% in 1998. Year to year fluctuations in the tax rate have resulted from
1) the use of a foreign sales corporation, 2) amount of exercised employee options which result in a tax benefit to the Company, 3) differences in distribution of state income taxes, 4) differences in profitability of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products, 5) changes in the amount of non-deductible goodwill expense resulting from an acquisition, and 6) other factors such as R&D tax credits and actual litigation costs versus accrued expenses. The amortization of goodwill associated with the 1997 Columbia Medical, Inc. acquisition is not tax deductible. Similar to EBT, UTMD's net income expressed as a percentage of sales ranks in the top tier of all U.S. publicly-traded companies at 20%, 19% and 18% for years 2000, 1999 and 1998, respectively.

  Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take effect for stock options awarded which have exercise prices below the applicable period average market value). Diluted 2000 EPS were up 18% to $.90 compared to $.76 in 1999, and were up 53% compared to $.59 in 1998 when sales were about the same. The combination of higher profits and substantially fewer shares created a significant improvement in shareholder value in the form of higher EPS. UTMD management believes shareholder value is improved primarily by consistently increasing EPS. The end of 2000 weighted average number of diluted common shares (the number used to calculate diluted
EPS) were 5,978 compared to 7,197 and 8,273 shares in 1999 and 1998, respectively. Actual outstanding common shares as of December 31, 2000 were 5,003. Future EPS will continue to benefit from recent share repurchases. The favorable trade-off in increased EPS as a result of decreased non-operating income as a result of financing costs should be evident. EPS can be further increased by investing current net income to increase future net profits through expanding the number of differentiated products and profitable business operations, or by repurchasing stock, thereby reducing the number of outstanding shares.

  Return on shareholders' equity (ROE) is the portion of net income retained by UTMD to internally finance its growth, divided by the average accumulated shareholders' equity during the period. This ratio determines how fast the Company can afford to grow without adding external financing that would dilute shareholder interests. For example, a 20% ROE will financially support 20% growth in revenues. In UTMD's opinion, achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. ROE in 2000 was 34%, and has averaged 30% for the last fourteen years.

Cash Flows and Capital Resources.
  a) Cash flows. EBITDA (EBT, plus non-cash depreciation and amortization expenses, asset dispositions and interest expense and bank fees associated with the line-of-credit) is the term used for measuring a company's ability to generate cash. UTMD's EBITDA in 2000 was $11.1 million, or 41% as a ratio of sales, a Company record. EBITDA has averaged 38% of sales over the last five years. The extraordinarily strong cash generation performance resulted from a combination of excellent operating earnings, a substantial non-cash charge to earnings from amortization of goodwill and royalty income from others' use of UTMD's technology. Because of EBITDA performance in 2000, UTMD was able to purchase $250 in intangible assets, $350 in net new property and equipment to maintain its facilities, equipment and tooling in good working order and repurchase $11,598 worth of its shares, about a 22% net reduction, while only increasing its bank revolving line-of-credit balance by $4.1 million. To complete the cash flow picture, the Company received $85 from exercises of employee options.

  Cash (and equivalent) balances were $414 at the end of 2000. UTMD effectively maintains zero-balance "sweep" cash account balances that minimize the line-of-credit balance, except for amounts held to meet operating requirements in Ireland and separate physical reserves set aside for litigation expenses and other contractual commitments where cash has been committed.

  Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $7,825 in 2000, compared to $9,101 in 1999 and $9,463 in 1998. A smaller decrease (adjusted for exchange rate changes) in inventories during 2000 was the largest contributor to the change compared to prior years.

  Financing activities in 2000 provided additional cash of $4,066 through the bank line-of-credit. A total of 1,463,032 shares of stock were repurchased at an average cost, including commissions, of $7.93/ share, using $11,598 in cash. UTMD received $85 in cash from the sale of 12,524 shares of stock through employee option exercises at an average price of $6.82 per share.

  Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans and repay debt. Planned 2001 capital expenditures, expected to be in the range of $500, will keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UTMD plans to use cash in 2001 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases if the price of the stock remains undervalued, and, if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. UTMD plans to use any cash not needed for the above pursuits during the remainder of 2001 to reduce the line-of-credit balance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

Management's Outlook.
  In 2001, UTMD intends to improve its direct U.S. sales team as a resource for achieving UTMD's objectives to help clarify clinician needs, responsively provide excellent solutions for those needs, and assure timely support for clinical customers' use of UTMD's solutions. To be successful in its marketing efforts, UTMD must engage physicians with the information they need to make important judgments about using certain products in obtaining optimal clinical outcomes, which include minimizing risk of complications and unnecessary procedures. It is difficult for UTMD to find medical device salespeople who understand that hospital administrators are not the best target for the Company's sales approach.

  UTMD needs to do a better job differentiating itself from its competitors. The reliability and performance of UTMD's products is high and represents significant clinical benefits as well as minimal total cost of care. Physicians do care about the well-being of their patients, but their time is limited to evaluate choices, and they have hospital administrators to deal with who often look at the initial price of a product, period. UTMD needs to simplify its communications with clinical customers, and in 2001 we will vigorously accept this challenge.

  In the U.S., UTMD will also continue to leverage its reputation with physicians, who use its products in specialty hospital areas, outside the hospital in their office practices. Internationally, where UTMD must depend on the knowledge, focus, relationships and energy of independent distributors, management will continue to closely monitor performance and recruit needed new business partners. In 2001, UTMD expects its Ireland subsidiary, which shipped 64% of foreign sales in 2000, to continue its important contribution to overall performance.

  Internally generated cash flow impacts shareholder value to the extent it can be used to drive marketing and new product development programs that grow the business, fund attractive acquisitions, or be returned to investors through dividends or share repurchases. Many financial analysts agree that a company's value is not based on historical sales or earnings, but rather the certainty of its future cash flow. In 2000, UTMD again demonstrated a high cash flow by achieving record EBITDA performance of 41% of sales. In 1999 and 1998, EBITDA was 37% and 36% of sales, respectively. Over the last four calendar years, UTMD's cash flow funded several significant events: 1) a net $30.3 million (after all option exercises) repurchase of 3.8 million of its shares yielding an average cost of $8.00 per share including commissions and other repurchase costs; 2) two acquisitions costing $11.5 million which accounted for 22% of total sales in 2000; and 3) R&D spending of $3.2 million. Historically, UTMD has been able to achieve outstanding cash flow.

  In 2001, management plans to extend UTMD's excellent EBITDA performance for another year. In a competitive marketplace, UTMD has built and intends to successfully defend a dominant market franchise in the most special areas of hospitals caring for mothers and their babies, with differentiated and highly effective products under well-recognized brands. Given the awareness of UTMD's brands, the Internet will increasingly become an effective distribution tool to circumvent anticompetitive bureaucratic market forces. UTMD's sales and marketing resources will employ the Internet, along with other varied initiatives to maintain and further build UTMD's differentiation from its competitors. Our vision is contrary to that of industry analysts who believe the "Walmartization" of the medical device industry is inevitable. We will not devote resources to pursue undifferentiated products and services; nor will we devalue our differentiated solutions to providing better healthcare.

  UTMD's 2000 ending share price of $7.50 was up 11% relative to the end of 1999. The NASDAQ Composite, S&P 500 Index and DJIA were down -39%, -10% and -6%, respectively. EPS in 2000 were up 18%, and have grown annually at a compounded rate of 21% since 1997. With 2000 EPS of $.90, UTMD's year-end price to earnings ratio (PER) was 8.3, still well below the average market multiple. For example, if the average market multiple declines to 15 in a recessionary environment in 2001, UTMD's PER multiple could still expand to 12 and remain well below the market average.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has manufacturing operations, including assets, in Ireland denominated in Irish Pounds, and sells products under agreements denominated in various Western European currencies. The Irish Pound and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate for the Irish Pounds was .8354, .7828 and .6720 per U.S. Dollar as of December 31, 2000, 1999 and 1998, respectively. Please see Note 1, page F-9. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See index to financial statements and financial statement schedule at page F-1.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III.
                                    --------

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

     3.   Exhibits.



                SEC
Exhibit #   Reference #     Title of Document                                           Location
---------   -----------     -----------------                                           --------

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

    4           4           Designation of Rights, Privileges, and Preferences          Incorporated by
                            of Series "A" Preferred Stock                               Reference(1)

    5          10           Employment Agreement dated December 21, 1992                Incorporated by
                            with Kevin L. Cornwell*                                     Reference(2)

    6          10           Amendment, effective May 15, 1998, to Employment            Incorporated by
                            Agreement dated December 21, 1992 with Kevin L.             Reference(3)
                            Cornwell*

    7          10           Utah Medical Products, Inc., 1986 Incentive                 Incorporated by
                            Stock Option Plan*                                          Reference(2)

    8          10           Utah Medical Products, Inc., 1994 Employee                  Incorporated by
                            Incentive Stock Option Plan*                                Reference(1)

    9          10           Utah Medical Products, Inc., 1993 Directors'                Incorporated by
                            Stock Option Plan                                           Reference(1)

   10          10           Utah Medical Products, Inc., Performance                    Incorporated by
                            Option Plan*                                                Reference(1)

   11          10           Business Loan Agreement, dated April 14, 2000               Incorporated by
                            Between Utah Medical Products, Inc and Key Bank             Reference(4)
                            National Association

   12          21           Subsidiaries of Utah Medical Products, Inc.                 Incorporated by
                                                                                        Reference(5)

   13          23           Consent of Tanner + Co., Company's independent              This Filing
                            auditors for the years ending December 31, 2000,
                            December 31, 1999, and December 31, 1998





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

          (4)  Incorporated by reference from the Company's quarterly report on form 10-Q filed with the Commission for the quarter ended March 31, 2000.

          (5)  Incorporated  by reference  from the Company's  annual report on form 10-K filed with the Commission for the year ended December 31, 1999.


(b)   Reports on Form 8-K.
      On January 29, 2001, UTMD filed a report on Form 8-K, Item 5, Other Events, providing additional financial information prior the filing of this Form 10-K.
      On November 17, 2000, UTMD filed a report on Form 8-K, Item 5, Other Events, reporting its October 31, 2000 balance sheet, demonstrating that it was in compliance with Nasdaq Market Marketplace Rule 4450(a)(3) which requires issuers to maintain net tangible assets of at least $4.0 million. UTMD's net tangible assets were $4.3 million at October 31, 2000, compared to $3.9 million at September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 24th day of March, 2001.

                                UTAH MEDICAL PRODUCTS, INC.



                          By: /s/ Kevin L. Cornwell
                             --------------------------------------
                             Kevin L. Cornwell
                             Chairman and CEO



                          By: /s/ Greg A. LeClaire
                             --------------------------------------
                             Greg A. LeClaire
                             Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 24th day of March, 2000.




                          By: /s/ Stephen W. Bennett
                             --------------------------------------
                             Stephen W. Bennett, Director



                          By: /s/ Kevin L. Cornwell
                             --------------------------------------
                             Kevin L. Cornwell, Director



                          By: /s/ Ernst G. Hoyer
                             --------------------------------------
                             Ernst G. Hoyer, Director



                          By: /s/ Barbara A. Payne
                             --------------------------------------
                             Barbara A. Payne, Director



                          By: /s/ Paul O. Richins
                             --------------------------------------
                             Paul O. Richins, Director

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
December 31, 2000 and 1999
Consolidated Financial Statements

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


Consolidated statement of cash flows                                     F-6


Notes to consolidated financial statements                               F-8

                          INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders of Utah Medical Products, Inc.


We have audited the consolidated balance sheet of Utah Medical Products, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical
Products, Inc. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.





/s/ Tanner + Co.


Salt Lake City, Utah
January 16, 2001

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                                      Consolidated Balance Sheet
                                                                  (In Thousands)

                                                                    December 31,
--------------------------------------------------------------------------------


              Assets                                         2000         1999
              ------                                       ---------    --------

Current assets:
     Cash                                                  $    414    $    647
     Accounts receivable, net (note 2)                        3,979       4,077
     Inventories (note 2)                                     3,005       3,190
     Prepaid expenses and other current assets                  137         165
     Deferred income taxes (note 6)                             529         459
                                                           ---------    --------

                  Total current assets                        8,064       8,538

Property and equipment, net (note 3)                          9,789      11,013

Other assets, net (note 2)                                    7,570       8,205
                                                           ---------    --------

                  Total                                    $ 25,423    $ 27,756
                                                           ---------    --------
--------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                      $    683    $    544
     Accrued expenses (note 2)                                1,963       2,117
                                                           ---------    --------

                  Total current liabilities                   2,646       2,661

Notes payable (note 4)                                       10,000       5,934
Deferred income taxes (note 6)                                  430         372
                                                           ---------    --------

                  Total liabilities                          13,076       8,967
                                                           ---------    --------

Commitments and contingencies (notes 5 and 10)                 --          --

Stockholders' equity:
     Preferred stock $.01 par value; authorized 5,000
       shares; no shares issued or outstanding                 --          --
     Common stock $.01 par value; authorized 50,000
       shares; issued 5,003 shares in 2000 and
       6,453 shares in 1999                                      50          64
     Cumulative foreign currency translation adjustment      (1,559)     (1,250)
     Retained earnings                                       13,856      19,975
                                                           ---------    --------

                  Total stockholders' equity                 12,347      18,789
                                                           ---------    --------

                  Total                                    $ 25,423    $ 27,756
                                                           ---------    --------


See accompanying notes to consolidated financial statements.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                                Consolidated Statement of Income
                                        (In Thousands, Except Per Share Amounts)

                                                        Years Ended December 31,
--------------------------------------------------------------------------------


                                                   2000        1999       1998
                                                 ---------  ---------  ---------

Net sales (notes 9 and 10)                       $ 27,193   $ 29,444   $ 27,677

Cost of sales (note 10)                            12,068     13,648     13,503
                                                 ---------  ---------  ---------

              Gross margin                         15,125     15,796     14,174

Expenses:
     Selling, general and administrative            6,190      6,795      6,605
     Research and development                         568        719        946
                                                 ---------  ---------  ---------

              Income from operations                8,367      8,282      6,623

Other income (expense):
     Dividend and interest income                      39         34         58
     Royalty income                                   452        529        678
     Interest expense                                (496)      (296)      (310)
     Other, net                                        58         (4)       474
                                                 ---------  ---------  ---------

              Income before income tax expense      8,420      8,545      7,523

Income tax expense (note 6)                        (3,047)    (3,077)    (2,665)
                                                 ---------  ---------  ---------

              Net income                         $  5,373   $  5,468   $  4,858
                                                 ---------  ---------  ---------

Earnings per common share (basic)
  (notes 7 and 8)                                $    .90   $    .76   $    .59
                                                 ---------  ---------  ---------

Earnings per common share (diluted)
  (notes 7 and 8)                                $    .90   $    .76   $    .59
                                                 ---------  ---------  ---------

Other comprehensive income - foreign
  currency translation net of taxes of
  $(109), $(252) and $50                             (200)      (489)        98
                                                 ---------  ---------  ---------

              Total comprehensive income         $  5,173   $  4,979   $  4,956
                                                 ---------  ---------  ---------


See accompanying notes to consolidated financial statements.







                                                              UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                                            Consolidated Statement of Stockholders' Equity
                                                                                            (In Thousands)

                                                              Years Ended December 31, 2000, 1999 and 1998
----------------------------------------------------------------------------------------------------------


                                                                       Cumulative
                                                                        Foreign
                                          Common Stock     Additional   Currency
                                      --------------------- Paid-In    Translation   Retained
                                       Shares      Amount   Capital     Adjustment   Earnings     Total
                                      --------------------------------------------------------------------

Balance, January 1, 1998                8,305    $     83    $   --      ($   657)   $ 23,209    $ 22,635

Shares issued upon exercise of
employee stock options for cash             8        --            58        --          --            58

Tax benefit attributable to
appreciation of stock options            --          --             4        --          --             4

Common stock purchased and retired       (267)         (3)        (62)       --        (1,621)     (1,686)

Foreign currency translation             --          --          --           148        --           148
adjustment

Net income                               --          --          --          --         4,858       4,858
                                      --------------------------------------------------------------------

Balance, December 31, 1998              8,046          80        --          (509)     26,446      26,017

Shares issued upon exercise of
employee stock options for cash            13        --            98        --          --            98

Tax benefit attributable to
appreciation of stock options            --          --             5        --          --             5

Common stock purchased and retired     (1,606)        (16)       (103)       --       (11,939)    (12,058)

Foreign currency translation             --          --          --          (741)       --          (741)
adjustment

Net Income                               --          --          --          --         5,468       5,468
                                      --------------------------------------------------------------------

Balance, December 31, 1999              6,453          64        --        (1,250)     19,975      18,789

Shares issued upon exercise of
employee stock options for cash            13        --            85        --          --            85

Tax benefit attributable to
appreciation of stock options            --          --             7        --          --             7

Common stock purchased and retired     (1,463)        (14)        (92)       --       (11,492)    (11,598)

Foreign currency translation
  adjustments                            --          --          --          (309)       --          (309)

Net income                               --          --          --          --         5,373       5,373
                                      --------------------------------------------------------------------

Balance, December 31, 2000              5,003    $     50    $   --      ($ 1,559)   $ 13,856    $ 12,347
                                      --------------------------------------------------------------------



See accompanying notes to consolidated financial statements.





                                        UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                                Consolidated Statement of Cash Flows
                                                                      (In Thousands)

                                                            Years Ended December 31,
-------------------------------------------------------------------------------------

                                                       2000       1999         1998
                                                    --------------------------------
Cash flows from operating activities:
  Net income                                        $  5,373    $  5,468    $  4,858
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Depreciation and amortization                       2,191       2,192       2,058
   (Recovery of) provision for losses on accounts
receivable                                               (16)         22
                                                                                  27
   (Gain) loss on disposal of assets                       1          (1)        438
   Deferred income taxes                                 (13)        (81)         52
   Tax benefit attributable to exercise
     of stock options                                      7           5           5
   (Increase) decrease in:
     Accounts receivable                                  57           1          55
     Accrued interest, grant claims, and other
       receivables                                       (12)        404          68
     Inventories                                         165         903       2,317
     Prepaid expenses and other current assets            27         (14)        (43)
   Increase (decrease) in:
     Accounts payable                                    149          21        (328)
     Accrued expenses                                   (147)        221          45
     Deferred revenue                                   --            (2)        (84)
                                                    --------------------------------
           Net cash provided by
           operating activities                        7,825       9,101       9,463
                                                    --------------------------------

Cash flows from investing activities:
  Capital expenditures for:
   Property and equipment                               (361)       (684)       (480)
   Intangible assets                                    (250)         (2)       (306)
  Proceeds from sale of property and equipment            11           1          12
  Net cash paid in acquisition                          --          --        (4,188)
                                                    --------------------------------
           Net cash used in
           investing activities                         (600)       (685)     (4,962)
                                                    --------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                  85          98          58
  Common stock purchased and retired                 (11,598)    (12,058)     (1,686)
  Increase (decrease) in note payable                  4,066       2,840      (2,470)
                                                    --------------------------------
           Net cash (used in) provided by
           financing activities                       (7,447)     (9,120)     (4,098)
                                                    --------------------------------

Effect of exchange rate changes on cash                  (11)        (16)         13
                                                    --------------------------------

Net (decrease) increase in  cash                        (233)       (720)        416

Cash at beginning of year                                647       1,367         951
                                                    --------------------------------

Cash at end of year                                 $    414    $    647    $  1,367
                                                    --------------------------------

See accompanying notes to consolidated financial statements.


                                      F-6

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                             Consolidated Statement of Cash Flow
                                                                  (In Thousands)
                                                                       Continued
--------------------------------------------------------------------------------


Supplemental disclosures of cash flow information:

                                                                     Years Ended
                                                                    December 31,
                                                 -------------------------------
                                                   2000        1999        1998
                                                 -------------------------------
Cash paid during the year for:

       Income taxes                               $3,308      $2,972      $2,197
                                                 -------------------------------

       Interest                                   $  496      $  296      $  310
                                                 -------------------------------

During the year ended December 31, 1998, the Company purchased assets from Gesco International, Inc. The Company paid cash, and recorded net assets from the acquisition as follows:

     Inventory                                                          $   635
     Property and equipment                                                  48
     Intangibles                                                          3,505
                                                                        -------

                  Net cash investment                                   $ 4,188
                                                                        --------




See accompanying notes to consolidated financial statements.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                   Years Ended December 31, 2000, 1999, and 1998

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

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

 1. Summary of
    Significant
    Accounting
    Policies
    Continued

               The Company's customer base consists primarily of healthcare providers. Although the Company is directly affected by the well-being of the medical industry, management does not believe significant credit risk exists at December 31, 2000.

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


               Reclassifications
               Certain changes to the presentation of the 1998 consolidated financial statement have been made to conform with the 2000 and 1999 presentation.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

 2.Detail of
   Certain
   Balance
   Sheet
   Accounts

                                                               December 31,
                                                      --------------------------
                                                         2000            1999
                                                      --------------------------
Accounts receivable (in thousands):
     Trade receivables                                 $  3,979        $  4,074
     Grant claim receivables                                 42              51
     Accrued interest and other                              38               5
     Less allowance for
       doubtful accounts                                    (80)            (53)
                                                      --------------------------

                                                       $  3,979        $  4,077
                                                      --------------------------


Inventories (in thousands):
     Finished products                                 $    882        $    846
     Work-in-process                                        764             962
     Raw materials                                        1,359           1,382
                                                      --------------------------

                                                       $  3,005        $  3,190
                                                      --------------------------

Other assets (in thousands):
     Goodwill                                          $  8,533        $  8,533
     Patents                                              1,893           1,744
     License rights                                         293             293
     Trademarks                                             224             224
     Non-compete agreements                                 175              75
                                                      --------------------------

                                                         11,118          10,869
     Accumulated amortization                            (3,548)         (2,664)
                                                      --------------------------

                                                       $  7,570        $  8,205
                                                      --------------------------



Accrued expenses (in thousands):
     Payroll and payroll taxes                         $    858        $    956
     Reserve for litigation costs                           662             477
     Other                                                  443             684
                                                      --------------------------

                                                       $  1,963        $  2,117
                                                      --------------------------

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

 3. Property
      and
    Equipment

               Property and equipment consists of the following (in thousands):


                                                              December 31,
                                                       -------------------------
                                                          2000           1999
                                                       -------------------------

               Land                                     $    945       $    967
               Buildings and improvements                  7,328          7,549
               Furniture, equipment, and tooling          13,548         13,300
               Construction-in-progress                       54            161
                                                        -----------------------

                                                          21,875         21,977

               Accumulated depreciation and
               amortization                              (12,086)       (10,964)
                                                        -----------------------

                                                        $ 9,789        $ 11,013
                                                        ------------------------


               Included in the Company's consolidated balance sheet are the assets of its manufacturing facilities in Utah, Oregon and Ireland. Property and equipment, by location are as follows (in thousands):


                                                   December 31, 2000
                                    --------------------------------------------
                                      Utah        Oregon     Ireland       Total
                                    --------------------------------------------
          Land                      $    621    $   --      $    324    $    945
          Building and improvements    3,827          32       3,469       7,328
          Furniture, equipment,
             and  tooling             11,611       1,262         675      13,548
          Construction-in-progress        54        --          --            54
                                    --------------------------------------------

          Total                       16,113       1,294       4,468      21,875

          Accumulated depreciation
           and amortization         (10,428)       (959)       (699)    (12,086)
                                    --------------------------------------------

          Property and equipment,
            net                     $  5,685    $    335    $  3,769    $  9,789
                                    --------------------------------------------




                                                   December 31, 1999
                                    --------------------------------------------
                                       Utah       Oregon    Ireland      Total
                                    --------------------------------------------

          Land                      $    621    $   --      $    346   $    967
          Building and improvements    3,817          32       3,700      7,549
          Furniture, equipment,       11,309       1,253         738     13,300
            and tooling
          Construction-in-progress       161        --          --          161
                                    --------------------------------------------

          Total                       15,908       1,285       4,784     21,977


          Accumulated depreciation
            and amortization          (9,648)      (717)       (599)   (10,964)
                                    --------------------------------------------

          Property and equipment,
            net                     $  6,260    $    568    $  4,185   $ 11,013
                                    --------------------------------------------

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


 4.  Notes
   Payable

               The Company has a bank line-of-credit agreement which allows the Company to borrow a maximum amount (in thousands) of $14,500 at an interest rate equal to either the bank's LIBOR rate plus 1.45%, or 1.0% below the bank's prime rate. The line-of-credit matures on April 14, 2002, is unsecured and had outstanding balances of (in thousands) $10,000 and $5,934 at December 31, 2000 and 1999, respectively.


 5.Commitments
      and
   Contingencies



               Operating Leases The Company has an operating lease agreement for land adjoining the Company's Utah facility for a term of forty years commencing on September 1, 1991. On September 1, 1996 and subsequent to each fifth lease year, the basic rental is adjusted for published changes in a price index. The Company also leases certain buildings under noncancelable operating leases. Rent expense charged to operations under these operating lease agreements was approximately (in thousands) $98, $103 and $75 for the years ended December 31, 2000, 1999 and 1998, respectively.


               Future  minimum  lease   payments   under  the  operating   lease
               obligations   as  of  December  31,  2000  were  as  follows  (in
               thousands):


                Year ending December 31:                         Amount
                -----------------------                         --------

                     2001                                       $     62
                     2002                                             35
                     2003                                             35
                     2004                                             35
                     2005                                             35
                     Thereafter                                      895
                                                                --------

                Total future minimum lease payments             $  1,097
                                                                --------

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

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------




6. Income Taxes

               Deferred tax assets (liabilities) consist of the following temporary differences (in thousands):


                                                       December 31,
                                         -------------------------------------
                                                 2000                1999
                                         -------------------------------------
                                          Current    Long-  Current    Long-
                                                     term              term
                                         -------------------------------------

       Inventory write-down and unicap   $    153  $     -   $  153  $   -
       Allowance for doubtful accounts         27        -       18      -
       Accrued liabilities and reserves       278        -      250      -
       Other                                   71        -       38      -
                                         -------------------------------------

       Depreciation and amortization         -         (196)     -      (210)
       Earnings from subsidiary              -         (234)     -      (162)
                                         -------------------------------------

       Deferred income taxes, net        $    529     ($430) $  459    ($372)
                                         -------------------------------------




               The   components  of  income  tax  expense  are  as  follows  (in thousands):


                                              Years Ended
                                              December 31,
                                 --------------------------------------
                                   2000          1999            1998
                                 --------------------------------------

               Current           $  3,039    $   3,158         $2,613
               Deferred                 8          (81)            52
                                 --------------------------------------

               Total             $  3,047     $  3,077         $2,665
                                 --------------------------------------



               Income tax expense differed from amounts computed by applying the
               statutory   federal   rate  to  pretax   income  as  follows  (in
               thousands):


                                                       Years Ended
                                                       December 31,
                                           -------------------------------------
                                             2000         1999           1998
                                           -------------------------------------

               Federal income tax expense
                at the statutory rate      $  2,863     $  2,905       $   2,558
               State income taxes               436          427            376
               Foreign sales corporation        (79)         (75)           (76)
               Other                           (173)        (180)          (193)
                                           -------------------------------------

               Total                       $  3,047     $  3,077       $  2,665
                                           -------------------------------------

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.   Stockholders'
        Equity
       Options

               The Company has stock option plans which authorize the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate 4,300,000 shares of common stock. All options granted under the plans may be exercised between six months and ten years following the date of grant. The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees, and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company.


               Changes in stock options were as follows:


                                                              Price Range
                                              Shares           Per Share
                                           -------------------------------------
            2000
            Granted                               96,200   $   6.63   -  $ 7.75
            Expired or canceled                  107,500       6.50   -   14.25
            Exercised                             12,524       6.50   -    7.75
            Total outstanding at December 31   1,074,833       6.50   -   14.25
            Total exercisable at December 31     821,462       6.50   -   14.25

            1999
            Granted                              267,000   $   6.50   -  $ 7.75
            Expired or canceled                  147,174       6.50   -   14.25
            Exercised                             13,950       6.75   -    7.25
            Total outstanding at December 31   1,098,657       6.50   -   14.25
            Total exercisable at December 31     665,533       6.50   -   14.25

            1998
            Granted                              267,500   $   6.75   -  $ 8.06
            Expired or canceled                  155,067       6.75   -   14.25
            Exercised                              8,000       7.25   -    7.25
            Total outstanding at December 31     992,781       6.75   -   14.25
            Total exercisable at December 31     478,902       6.75   -   14.25


               For the years ended December 31, 2000, 1999 and 1998, the Company reduced current income taxes payable and increased additional paid-in capital by (in thousands) $7, $5 and $5, respectively, for the income tax benefit attributable to appreciation of common stock related to stock options.

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


                                                        Years Ended
                                                        December 31,
                                              ----------------------------------
                                                 2000       1999        1998
                                              ----------------------------------

               Net income as reported         $   5,373   $   5,468   $   4,858
               Net income pro forma           $   4,970   $   4,888   $   4,382
               Earnings per share assuming
                 dilution as reported         $     .90   $     .76   $     .59
               Earnings per share assuming
                 dilution pro forma           $     .83   $     .68   $     .53


               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                        Years Ended
                                                        December 31,
                                               ---------------------------------
                                                  2000      1999        1998
                                               ---------------------------------
               Expected dividend yield         $     -   $     -      $      -
               Expected stock price volatility     45.9%       47.5%       49.9%
               Risk-free interest rate
                 (weighted average)                 6.6%        4.7%        5.4%
               Expected life of options        4.5 years   3.5 years   3.8 years
                                               ---------------------------------


         The per-share weighted average fair value of options granted during 2000, 1999 and 1998 is $3.09, $2.56 and $3.20, respectively.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------


 7.  Stockholders'
       Equity
      Continued

               The following table summarizes information about stock options outstanding at December 31, 2000:


                       Options Outstanding               Options Exercisable
               ------------------------------------- ----------------------------
                              Weighted
                               Average
                             Remaining   Weighted                    Weighted
   Range of                 Contractual   Average                     Average
   Exercise       Number        Life     Exercise       Number       Exercise
    Prices      Outstanding    (Years)     Price      Exercisable     Price
---------------------------------------------------------------------------------

$6.50 -  8.00     663,208       6.83       $6.95        421,891       $7.02

 9.50 - 14.25     411,625       4.95       11.74        399,571       11.75
---------------------------------------------------------------------------------

$6.50 - 14.25   1,074,833       6.11       $8.79        821,462       $9.32
---------------------------------------------------------------------------------





8.   Earnings Per
        Share

               Financial accounting standards require companies to present basic and diluted earnings per share (EPS) along with additional informational disclosures. Information related to EPS is as follows (in thousands, except per share amounts):


                                                           Years Ended
                                                           December 31,
                                                -----------------------------
                                                  2000      1999      1998
                                                -----------------------------
              Basic EPS:
                Net income available to common
                  stockholders                  $ 5,373  $  5,468   $  4,858
                                                -----------------------------

                Weighted average common shares    5,954     7,187      8,269
                                                -----------------------------

                Net income per share            $   .90  $    .76   $    .59
                                                -----------------------------



              Diluted EPS:
                Net income available to common
                  stockholders                  $ 5,373  $  5,468   $  4,858
                                                -----------------------------

                Weighted average common shares    5,978     7,197      8,273
                                                -----------------------------

                Net income per share            $   .90  $    .76   $   .59
                                                -----------------------------

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
9.   Geographic
       Sales
    Information

               The Company had sales in the following geographic areas (in thousands):


                Year                       United States       Other
                                         -----------------------------

                2000                         $21,768          $5,425
                1999                         $23,894          $5,550
                1998                         $22,945          $4,732



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


11. Employee
  Benefit Plan

               The Company has a contributory 401(k) savings plan for employees who work 30 hours or more each week, who are at least 21 years of age, and have a minimum of one year of service with the Company. The Company's contribution is determined annually by the Board of Directors and was approximately (in thousands) $80, $87and $63 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
12. Fair Value
    of Financial
    Instruments


               None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2000, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


13. Recent
  Accounting
  Pronounce-
    ments

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






                                  EXHIBIT INDEX
                                  -------------


                SEC
Exhibit #    Reference #        Title of Document                                       How Filed
---------    -----------        -----------------                                       ---------

   13          23               Consent of Tanner + Co., Company's                      Filed in Electronic Format
                                independent auditors for the years ending
                                December 31, 2000, December 31, 1999
                                and December 31, 1998

