Form 10-K/A
period 2000-12-31
UTAH MEDICAL PRODUCTS INC
filed 2001-04-05
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                (Amendment No. 1)



For the fiscal year ended December 31, 2000.         Commission File No. 0-11178
                                                                         -------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                Utah                                          87-0342734
    -------------------------------                       -----------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

                               7043 South 300 West
                                Midvale, UT 84047
                               -------------------
                    (Address of principal executive offices)


Registrant's telephone number:   (801) 566-1200
                               ------------------


Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----


Securities registered pursuant to Section 12(g) of the Act:

                               Title of each Class
                         -------------------------------
                          Common Stock, $.01 par value
                         Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2001, based on NASDAQ/NMS closing price:
$46,374,000.
-----------

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


NOTE: This amendment includes amended financial statements to correct the format of the Consolidated Statement of Cash Flows line item for "(Recovery of) provision for losses on accounts receivable".

                                    PART II
                                    -------

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

  3.  Exhibits.

                SEC
Exhibit #   Reference #     Title of Document                                           Location
----------  -----------     -----------------                                           ---------
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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 4th day of April, 2001.

                             UTAH MEDICAL PRODUCTS, INC.



                          By:  /s/ Kevin L. Cornwell
                             ----------------------------------------
                               Kevin L. Cornwell
                               Chairman and CEO

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





                                        UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                                Consolidated Statement of Cash Flows
                                                                      (In Thousands)

                                                            Years Ended December 31,
-------------------------------------------------------------------------------------

                                                       2000       1999         1998
                                                    --------------------------------

Cash flows from operating activities:
  Net income                                        $  5,373    $  5,468    $  4,858
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Depreciation and amortization                       2,191       2,192       2,058
   (Recovery of) provision for losses on accounts
    receivable                                            27         (16)         22

   (Gain) loss on disposal of assets                       1          (1)        438
   Deferred income taxes                                 (13)        (81)         52
   Tax benefit attributable to exercise
     of stock options                                      7           5           5
   (Increase) decrease in:
     Accounts receivable                                  57           1          55
     Accrued interest, grant claims, and other
       receivables                                       (12)        404          68
     Inventories                                         165         903       2,317
     Prepaid expenses and other current assets            27         (14)        (43)
   Increase (decrease) in:
     Accounts payable                                    149          21        (328)
     Accrued expenses                                   (147)        221          45
     Deferred revenue                                   --            (2)        (84)
                                                    --------------------------------
           Net cash provided by
           operating activities                        7,825       9,101       9,463
                                                    --------------------------------

Cash flows from investing activities:
  Capital expenditures for:
   Property and equipment                               (361)       (684)       (480)
   Intangible assets                                    (250)         (2)       (306)
  Proceeds from sale of property and equipment            11           1          12
  Net cash paid in acquisition                          --          --        (4,188)
                                                    --------------------------------
           Net cash used in
           investing activities                         (600)       (685)     (4,962)
                                                    --------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                  85          98          58
  Common stock purchased and retired                 (11,598)    (12,058)     (1,686)
  Increase (decrease) in note payable                  4,066       2,840      (2,470)
                                                    --------------------------------
           Net cash (used in) provided by
           financing activities                       (7,447)     (9,120)     (4,098)
                                                    --------------------------------

Effect of exchange rate changes on cash                  (11)        (16)         13
                                                    --------------------------------

Net (decrease) increase in  cash                        (233)       (720)        416

Cash at beginning of year                                647       1,367         951
                                                    --------------------------------

Cash at end of year                                 $    414    $    647    $  1,367
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