Form 10-Q
period 2001-03-31
UTAH MEDICAL PRODUCTS INC
filed 2001-05-14
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: March 31, 2001                    Commission File No. 0-11178
                                                                         -------


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


                               7043 South 300 West
                              Midvale, Utah 84047
                              -------------------
                     Address of principal executive offices


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

     The number of shares outstanding of the registrant's common stock as of May 11, 2001: 5,013,898
          ---------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------




PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

  Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets as of
        March 31, 2001 and December 31, 2000  .............................  1

        Consolidated Condensed Statements of Income for the
        three months ended March 31, 2001 and March 31, 2000  .............  2

        Consolidated Condensed Statements of Cash Flows for the
        three months ended March 31, 2001 and March 31, 2000  .............  3

        Notes to Consolidated Condensed Financial Statements  .............  4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ...............  6


 Item 3.  Quantitative and Qualitative Disclosures about Market Risk  .....  9


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K  .............................  10


SIGNATURES  ..............................................................  10



                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                      --------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                      -------------------------------------------
                          MARCH 31, 2001 AND DECEMBER 31, 2000
                          ------------------------------------
                                     (in thousands)

                                                              (unaudited)           (audited)
ASSETS                                                     MARCH 31, 2001   DECEMBER 31, 2000
------                                                     --------------   -----------------
Current assets:
    Cash                                                          $    69            $   414
    Accounts receivable - net                                       3,767              3,979
    Inventories                                                     3,115              3,005
    Other current assets                                              828                666
                                                                 ---------          ---------
       Total current assets                                         7,779              8,064

Property and equipment - net                                        9,310              9,789

Goodwill - net                                                      6,672              6,814
Other intangible assets - net                                         707                756
                                                                 ---------          ---------
       TOTAL                                                     $ 24,468           $ 25,423
                                                                 =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                              $   679            $   683
    Accrued expenses                                                2,308              1,963
                                                                 ---------          ---------
       Total current liabilities                                    2,987              2,646

Notes payable                                                       7,600             10,000

Deferred income taxes                                                 367                430
                                                                 ---------          ---------
       Total liabilities                                           10,954             13,076
                                                                 ---------          ---------
Stockholders' equity:
    Preferred stock - $.01 par value; authorized - 5,000
      shares; no shares issued or outstanding
    Common stock - $.01 par value; authorized - 50,000
      shares; issued - March 31, 2001, 5,015 shares
      December 31, 2000, 5,003 shares                                  50                 50
    Cumulative foreign currency translation adjustment             (1,868)            (1,559)
    Retained earnings                                              15,332             13,856
                                                                 ---------          ---------
       Total stockholders' equity                                  13,514             12,347
                                                                 ---------          ---------
       TOTAL                                                     $ 24,468           $ 25,423
                                                                 =========          =========
see notes to consolidated condensed financial statements




                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
               ---------------------------------------------------
              THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
              ----------------------------------------------------
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                             -------------------------------
                                                 2001               2000
                                             -----------         -----------

NET SALES                                    $    6,567          $    6,666

COST OF SALES                                     2,804               2,995
                                             -----------         -----------
        Gross Margin                              3,763               3,671
                                             -----------         -----------
EXPENSES:

    Selling, general and administrative           1,438               1,644
    Research & development                          100                 149
                                             -----------         -----------
        Total                                     1,538               1,793
                                             -----------         -----------
        Income From Operations                    2,225               1,878

OTHER INCOME (EXPENSE)                              (26)                 38
                                             -----------         -----------

        Income Before Income Tax Expense          2,199               1,916

INCOME TAX EXPENSE                                  808                 690
                                             -----------         -----------

        Net Income                           $    1,391          $    1,226
                                             ===========         ===========
EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE                    $     0.27          $     0.19
                                             ===========         ===========
EARNINGS PER COMMON SHARE
  ASSUMING FULL DILUTION                     $     0.27          $     0.19
                                             ===========         ===========

SHARES OUTSTANDING - BASIC                        5,009               6,447
                                             ===========         ===========

SHARES OUTSTANDING - DILUTED                      5,117               6,469
                                             ===========         ===========


see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
          ------------------------------------------------------------
                           (in thousands - unaudited)


                                                               MARCH 31,
                                                       -------------------------
                                                         2001            2000
                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  1,391        $  1,226
                                                       ---------       ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           501             571
    Provision for losses on accounts receivable              11               4
    (Gain) on disposal of assets                              0              (1)
    Deferred income taxes                                   (87)            (34)
    Changes in operating assets and liabilities:
        Accounts receivable - trade                         231             405
        Accrued interest and other receivables              (85)           (191)
        Inventories                                        (128)           (371)
        Prepaid expenses                                   (138)            (65)
        Accounts payable                                     13             138
        Accrued expenses                                    362              57
                                                       ---------       ---------
           Total adjustments                                680             514
                                                       ---------       ---------
           Net cash provided by operating activities      2,071           1,739
                                                       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                                  (95)           (125)
    Intangible assets                                         0            (100)
                                                       ---------       ---------
           Net cash used in investing activities            (95)           (225)
                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                       86               0
Common stock purchased and retired                            0             (78)
(Decrease) in note payable                               (2,400)         (1,093)
                                                       ---------       ---------
           Net cash used in financing activities         (2,314)         (1,171)
                                                       ---------       ---------

Effect of exchange rate changes on cash                      (7)            (14)

NET INCREASE (DECREASE) IN CASH                            (345)            329

CASH AT BEGINNING OF PERIOD                                 414             647
                                                       ---------       ---------
CASH AT END OF PERIOD                                   $    69         $   976
                                                       =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for income taxes        $   313         $   463
    Cash paid during the period for interest            $   160         $    96

see notes to consolidated condensed financial statements

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2000. Although the accompanying first calendar quarter (1Q) financial statements have not been audited by independent accountants, in the opinion of management, such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2) Inventories at March 31, 2001 and December 31, 2000 (in thousands) consisted of the following:

                                           March 31,            December 31,
                                             2001                   2000
                                         ------------          --------------
                Finished goods              $    827               $   882
                Work-in-process                  970                   764
                Raw materials                  1,318                 1,359
                                               -----                 -----
                Total                         $3,115                $3,005
                                              ======                ======

(3) Comprehensive Income. The Company translates the currency of its Ireland subsidiary which comprises the only element of comprehensive income. Total comprehensive income for the quarter ending March 31, 2001 was (in thousands) $1,082.

(4) Effective March 27, 2001, UTMD modified its unsecured revolving line-of-credit with Key Bank, N.A. to extend the maturity date of the note by one year to April 14, 2003. Adjustments to the variable interest rates were also made that will not be material. Other terms remain the same.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
      UTMD manufactures and markets a well-established range of specialty medical devices. The general characteristics of UTMD's business have not materially changed over the last several reporting periods. The Company's Form 10-K Annual Report for the year ended December 31, 2000 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per-share amounts and where otherwise noted.

Analysis of Results of Operations
   a) Overview
      Sales in 1Q 2001 declined $99 from 1Q 2000. The change can be attributed primarily to weak international sales, which were down $158 compared to 1Q 2000. Operating profit dollars improved 18% due to a company record gross profit margin of 57.3% and lower selling expenses for the period. Earnings per share
(EPS) were up 43% compared to 1Q 2000 due to the combination of improved profits and the effect of the 3Q 2000 Tender Offer, which substantially reduced outstanding shares. With continued strong cash flow, UTMD was able to reduce its long term debt balance by $2.4 million during the period.

   b) Revenues
      In 1Q 2001 compared to 1Q 2000, domestic sales grew 1% and international sales declined 11%. International sales in 1Q 2000 were the highest of the four quarters in 2000. 1Q 2001 international sales were 10% higher than 4Q 2000 international sales.
      Comparing 1Q 2001 sales by product category to 1Q 2000 sales, worldwide obstetrics product sales decreased 3%, representing 45% of total 1Q 2001 sales. Obstetrics sales dollars were $2,957 compared to $3,041 in 1Q 2000. Gynecology/ electrosurgery/ urology product sales grew 8% in 1Q 2001, representing 19% of total revenues. Gyn/ES/Uro sales were $1,216 compared to $1,125 in 1Q 2000. Neonatal product sales declined 1%, representing 13% of total sales. Neonatal product sales were $865 compared to $872 in 1Q 2000. Blood pressure monitoring
(BPM) and accessories sales declined 6%, representing 23% of sales. Sales of BPM and accessories products were $1,529 compared to $1,629 in 1Q 2000.
      In the U.S. only, obstetrics product sales decreased 4%, while Gyn/ES/Uro product sales and neonatal product sales grew 6% and 2% respectively. Miscellaneous other U.S. sales, including BPM, were up 19% primarily as a result of improved OEM subcontract molding activity.
      International sales of obstetrics products and Gyn/ES/Uro products increased 26% and 16% respectively. International sales of neonatal products and BPM components and accessories declined 23% and 20% respectively. Because BPM sales represented 63% of total international sales, overall international sales declined 11%, which appears largely due to the continued strength of the U.S. Dollar.

   c) Gross Profit
      UTMD's gross profit margin (GPM) in 1Q 2001 was 57.3% compared to 55.1% in 1Q 2000. A favorable product mix resulted from the lower sales of international BPM products. In addition, expiration and purchase of certain license agreements reduced royalties paid to others, which are incorporated into the cost of goods sold. Continued improvements to direct materials costs also helped improve gross margins. UTMD believes that consistently achieving an average GPM about 55% is necessary to successfully support the significant sales and marketing, research and development, and administrative expenses associated with a growth company in a highly complex and competitive marketplace. During the rest of 2001, management believes it should be able to achieve its targeted 55% GPM. Expected favorable influences going forward include growth in sales activity without a similar increase in overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products to reduce costs. Unfavorable influences are expected to be continued competitive pressure on pricing and higher labor costs.

   d) Operating Profit
      1Q 2001 operating profits increased 18% to $2,225 from $1,878 in 1Q 2000, despite a 1% sales decrease. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses, were $1,538 or 23.4% of sales in 1Q 2001 compared to $1,793 or 26.9% of sales in 1Q 2000.
      S&M expenses in 1Q 2001 were $695 or 10.6% of sales compared to $877 or 13.2% of sales in 1Q 2000, as UTMD eliminated its lowest performing sales resources. Effective S&M resources are essential to communicate UTMD's differences and value to clinical users, as well as providing training and other customer support in the use of UTMD's solutions. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly spent for U.S. business activity, in particular, supporting a domestic direct sales force. While S&M expenses declined 21%, U.S. direct sales increased 1% in 1Q 2001 compared to 1Q 2000. Looking forward, UTMD expects higher S&M expenses during the remainder of 2001 due to Group Purchasing Organization fees, increased advertising expenses and new marketing initiatives. For 2001 year as a whole, UTMD expects to manage its S&M expenses to less than 12% of sales, a ratio consistent with year 2000.
      R&D expenses in 1Q 2001 were $100 or 1.5% of sales compared to $148 or 2.2% of sales in 1Q 2000. As 2001 continues, UTMD will opportunistically invest R&D resources where management anticipates it can get a significant return on its investments with future new product sales. At UTMD, R&D resources are also kept involved in the direct support of manufacturing, contributing to improvements in GPM. UTMD finds it makes long-term sense to keep its most technical people involved with improving products and the processes for making them throughout their market life cycles.
      G&A expenses in 1Q 2001 were $743 or 11.3% of sales compared to $767 or 11.5% of 1Q 2000 sales. G&A expenses include the Company's costs of litigation, patents, shareholder relations activities and amortization of goodwill associated with acquisitions. Year 2001 G&A expenses are expected to be consistent with 2000.

   e)  Non-operating income (expense)
      Non-operating expense in 1Q 2001 was ($25), compared to income of $37 in 1Q 2000, resulting in a lower contribution to earnings of $62 for the period. Interest expense on UTMD's bank loan used to finance share repurchases was $98 higher in 1Q 2001 than in 1Q 2000, accounting for the difference. Royalty income, which UTMD receives for licensing its technology to other companies, was similar in both quarters. Interest expenses and bank fees associated with the line-of-credit were $160 in 1Q 2001 compared to $98 in 1Q 2000. Assuming 1Q interest rates apply for the remainder of 2001, and no new borrowing, management expects total 2001 net non-operating income to be comparable with year 2000 as a whole.

   f) Earnings Before Income Taxes
      1Q 2001 earnings before income taxes (EBT) increased $284 with a sales decrease of $99, an increase of 15% compared to 1Q 2000. 1Q 2001 EBT were 33.4% of sales compared to 28.7% in 1Q 2000. UTMD was able to increase EBT as a percentage of sales because of GPM improvements and reductions in S&M expenses. For the year 2000, UTMD achieved an excellent EBT performance of 31% of sales. Management expects to achieve comparable EBT performance in 2001.

   g) Net Income and EPS
      UTMD's net income (after taxes) expressed as a percentage of sales was 21.2% for 1Q 2001 compared to 18.4% for 1Q 2000. Net income in dollars was up 13% at $1,391, compared to $1,226 in 1Q 2000. The effective income tax rate in 1Q 2001 was 36.8% compared to 36.0% in 1Q 2000.
      Diluted 1Q 2001 EPS increased 43% to $.27 compared to $.19 in 1Q 2000. The combination of higher net income and substantially fewer shares created a significant improvement in shareholder value in the form of higher EPS. 1Q 2001 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 5,117 compared to 6,469 shares in 1Q 2000. Actual outstanding common shares as of the end of 1Q 2001 were 5,015. The favorable trade-off in increased EPS as a result of decreased non-operating income as a result of financing costs should be evident. UTMD's trailing twelve months' EPS were $.98, up 21% from the prior twelve month period of time.

   h) Return on Shareholders' Equity  (ROE)
      Annualized ROE in 1Q 2001 was 43% compared to 25% in 1Q 2000. Higher profitability, higher financial leverage and higher utilization of assets all contributed to the increase. UTMD's goal is to consistently achieve ROE in excess of 25%. ROE has averaged about 30% over the last 14 years. Management expects to exceed 30% ROE for the year 2001.

   i) Cash flows
      EBITDA is a measure of UTMD's ability to generate cash. EBITDA is EBT plus non-cash depreciation and amortization expenses plus interest expenses resulting from financing activities. 1Q 2001 EBITDA was $2,861, up $276 from $2,584 in 1Q 2000. As a ratio of sales, 1Q 2001 EBITDA was 44% compared to 39% in 1Q 2000. UTMD used EBITDA for $95 in capital expenditures of property and equipment and for reducing its bank loan balance by $2,400 during 1Q 2001.
      Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $2,071 in 1Q 2001, compared to $1,739 in 1Q 2000.
      Financing activities in 1Q 2001 used cash of $2,400 to reduce the bank line-of-credit. UTMD received $86 from issuing 12,439 shares of stock upon the exercise of employee stock options in 1Q 2001, compared to paying $78 in 1Q 2000 to repurchase 11,300 shares. On March 27, 2001, UTMD extended its unsecured revolving line- of-credit agreement with Key Bank N.A. for an additional year.
      Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans and repay debt. UTMD expects to use cash during the rest of 2001 to keep facilities, equipment and tooling in good working order, for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases if the price of the stock remains undervalued, and, if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. UTMD plans to use any cash not needed for the above pursuits during the remainder of 2001 to reduce the bank loan balance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

   j) Assets and Liabilities
      First quarter 2001 ending total assets were $955 less than at December 31, 2000. Current assets decreased as a result of lower cash and accounts receivable balances while net fixed assets declined because depreciation exceeded replacement purchases. Net intangible assets declined because amortization of goodwill and intangible assets. First quarter 2001 ending net intangible assets represent 30% of total assets. Net tangible assets per NASDAQ Rule 4450(a)(3) is defined as total assets (including the value of patents and trademarks, but excluding the value of goodwill) less total liabilities. Net tangible assets at March 31, 2001 were $6.8 million.
      Cash (and equivalent) balances were $69 at March 31, 2001, compared to $414 at the end of 2000. UTMD effectively maintains "sweep" cash account balances that minimize the bank loan balance, except for amounts held to meet operating requirements in Ireland and separate physical reserves set aside for litigation expenses and other contractual commitments.
   Average inventory turns increased slightly in 1Q 2001 to 3.7 times, compared to 3.5 times in 1Q 2000. If sales increase during the remainder of 2001, management expects to be able to achieve its target of 4.0 inventory turns. Trade accounts receivable balances declined 7% during 1Q 2001, a higher rate of decline than sales. Calculated days in receivables at 49 for 1Q 2001 were about the same as for 1Q 2000. The working capital decrease of $626 was primarily due to the decrease in cash and increase in accrued expenses.
      As of March 31, 2001, due to reduction in the bank loan balance UTMD's total debt ratio (total liabilities/ total assets) decreased to 45% from 51% as of December 31, 2000. Without additional share repurchases or new acquisitions, UTMD expects to continue to significantly reduce the remaining loan balance in 2001, yielding a total debt ratio below 30% as of December 31, 2001.

   k) Management's Outlook.
      During the remainder of 2001, UTMD expects to continue to improve its direct U.S. sales team as a resource for achieving the Company's objectives to help clarify clinician needs, responsively provide excellent solutions for those needs, and assure timely support for clinical customers' use of UTMD's solutions. To be successful in its marketing efforts, UTMD must engage physicians with the information they need to make important judgments about using certain products in obtaining optimal clinical outcomes, which include minimizing risk of complications and unnecessary procedures.
      As a small company competing with other medical device companies many times its size, UTMD must clearly differentiate itself to survive. The reliability and performance of UTMD's products remains high and represents significant clinical benefits as well as minimal total cost of care. Physicians do care about the well- being of their patients, but their time is limited to evaluate choices, and they have hospital administrators to deal with who often look at the initial price of a product, period. UTMD is simplifying its communications with clinical customers to focus where it provides significant value.
      In the U.S., UTMD is continuing to leverage its reputation with physicians, who use its products in specialty hospital areas and outside the hospital in their office practices. Internationally, where UTMD depends on the knowledge, focus, relationships and energy of independent distributors, the Company continues to closely monitor performance and recruit needed new business partners. UTMD expects its Ireland subsidiary , after a slow quarter in 1Q 2001, to resume its important contribution to overall performance.
      Management plans to extend UTMD's excellent EBITDA performance during the rest of 2001. In a competitive marketplace, UTMD has built and intends to successfully defend a dominant market franchise in the most special areas of hospitals caring for mothers and their babies, with differentiated and highly effective products under well-recognized brands. Given the awareness of UTMD's brands, the Internet will increasingly become an effective distribution tool to circumvent anticompetitive market forces. UTMD's sales and marketing resources will employ the Internet, along with other varied initiatives to maintain and further build UTMD's differentiation from its competitors. The Company will not devote resources to pursue undifferentiated products and services; nor will we devalue our differentiated solutions to providing better healthcare.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      The Company has manufacturing operations, including assets, in Ireland denominated in Irish Pounds, and sells products under agreements denominated in various Western European currencies. The Irish Pound and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate for the Irish Pound was .8988 and .8275 per U.S. Dollar as of March 31, 2001 and 2000, respectively. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   a) Exhibits:

                  SEC
Exhibit #       Reference #       Title of Document
---------       -----------       -----------------
   1               10             Promissory Note, dated March 27, 2001 to
                                  KeyBank National Association


     b)   Reports on Form 8-K:
          On January 30, 2001, UTMD filed a report on Form 8-K, Item 5, Other Events, providing financial information in addition to its audited income statement results for 2000 which were announced, by press release, on January 23, 2001.



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UTAH MEDICAL PRODUCTS, INC.
                                   ---------------------------
                                   REGISTRANT





Date:     5/11/01                By:  /s/ Kevin L. Cornwell
      -----------------              ----------------------------------------
                                     Kevin L. Cornwell
                                     CEO




Date:     5/11/01                By: /s/ Greg A. LeClaire
      -----------------              ----------------------------------------
                                     Greg A. LeClaire
                                     CFO