Form 10-Q
period 2001-06-30
UTAH MEDICAL PRODUCTS INC
filed 2001-08-13
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: June 30, 2001                     Commission File No. 0-11178
                                                                         -------


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

The number of shares outstanding of the registrant's common stock as of August 10, 2001: 5,026,194
                 ---------




                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------




PART I - FINANCIAL INFORMATION                                                 PAGE
                                                                               ----
  Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets as of
        June 30, 2001 and December 31, 2000  ...................................  1

        Consolidated Condensed Statements of Income for the
        three and six months ended June 30, 2001 and June 30, 2000  ............  2

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 2001 and June 30, 2000  ......................  3

        Notes to Consolidated Condensed Financial Statements  ..................  4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ....................  5


  Item 3.  Quantitative and Qualitative Disclosures about Market Risk  .........  8


PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders .................  9

  Item 6.  Exhibits and Reports on Form 8-K  ...................................  9


SIGNATURES  ....................................................................  9


                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                        UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                        --------------------------------------------
                        CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                        -------------------------------------------
                           JUNE 30, 2001 AND DECEMBER 31, 2000
                           -----------------------------------
                                    (in thousands)


                                                            (unaudited)                (audited)
ASSETS                                                    JUNE 30, 2001        DECEMBER 31, 2000
------                                                    -------------        -----------------
Current assets:
    Cash                                                  $        197               $      414
    Accounts receivable - net                                    3,795                    3,979
    Inventories                                                  3,136                    3,005
    Other current assets                                           768                      666
                                                          ------------               ----------
       Total current assets                                      7,896                    8,064

Property and equipment - net                                     9,099                    9,789

Goodwill - net                                                   6,530                    6,814
Other intangible assets - net                                      659                      756
                                                          ------------               ----------
       TOTAL                                              $     24,184               $   25,423
                                                          ============               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                      $        518               $      683
    Accrued expenses                                             1,827                    1,963
                                                          ------------               ----------
       Total current liabilities                                 2,345                    2,646

Notes payable                                                    6,600                   10,000

Deferred income taxes                                              380                      430
                                                          ------------               ----------
       Total liabilities                                         9,325                   13,076
                                                          ------------               ----------
Stockholders' equity:
    Preferred stock - $.01 par value; authorized - 5,000
      shares; no shares issued or outstanding
    Common stock - $.01 par value; authorized - 50,000
      shares; issued - June 30, 2001, 5,016 shares
      December 31, 2000, 5,003 shares                               50                       50
    Cumulative foreign currency translation adjustment          (1,927)                  (1,559)
    Retained earnings                                           16,736                   13,856
                                                          ------------               ----------
       Total stockholders' equity                               14,859                   12,347
                                                          ------------               ----------
       TOTAL                                              $     24,184               $   25,423
                                                          ============               ==========

see notes to consolidated condensed financial statements



                               UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                               --------------------------------------------
                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
                            ---------------------------------------------------
                        THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                        ----------------------------------------------------------
                                        (in thousands - unaudited)


                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   JUNE 30,                             JUNE 30,
                                          --------------------------           --------------------------
                                            2001             2000                2001             2000
                                          ---------        ---------           ---------        ---------
NET SALES                                 $   6,794        $   6,956           $  13,361        $  13,621

COST OF SALES                                 2,873            3,083               5,677            6,077
                                          ---------        ---------           ---------        ---------
GROSS MARGIN                                  3,921            3,873               7,684            7,544
                                          ---------        ---------           ---------        ---------
EXPENSES:

Selling, general and administrative           1,476            1,593               2,915            3,237
Research & development                           94              152                 194              300
                                          ---------        ---------           ---------        ---------
Total                                         1,570            1,745               3,109            3,537
                                          ---------        ---------           ---------        ---------
INCOME FROM OPERATIONS                        2,351            2,128               4,575            4,007

OTHER INCOME                                     28               34                   4               71
                                          ---------        ---------           ---------        ---------
INCOME BEFORE INCOME TAX EXPENSE              2,379            2,162               4,579            4,078

INCOME TAX EXPENSE                              898              779               1,707            1,470
                                          ---------        ---------           ---------        ---------
NET INCOME                                $   1,481        $   1,383           $   2,872        $   2,608
                                          =========        =========           =========        =========


BASIC EARNINGS PER SHARE                  $    0.30        $    0.22           $    0.57        $    0.41
                                          =========        =========           =========        =========
DILUTED EARNINGS PER SHARE                $    0.29        $    0.22           $    0.56        $    0.41
                                          =========        =========           =========        =========


SHARES OUTSTANDING - BASIC                    5,014            6,383               5,012            6,416
                                          =========        =========           =========        =========
SHARES OUTSTANDING - DILUTED                  5,195            6,402               5,155            6,436
                                          =========        =========           =========        =========


see notes to consolidated condensed financial statements



                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
            --------------------------------------------------------
                           (in thousands - unaudited)


                                                                   JUNE 30,
                                                             --------------------
                                                               2001         2000
                                                             -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 2,872      $ 2,608
                                                             -------      -------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                997        1,125
    Provision for losses on accounts receivable                   45           11
    Loss (gain) on disposal of assets                              6           (1)
    Deferred income taxes                                        (74)         (40)
    Tax benefit attributable to exercise of stock options         23            0
Changes in operating assets and liabilities:
    Accounts receivable - trade                                   82          160
    Accrued interest and other receivables                       (16)        (123)
    Inventories                                                 (170)        (281)
    Prepaid expenses                                             (78)         (57)
    Accounts payable                                            (142)         165
    Accrued expenses                                            (110)        (307)
                                                             -------      -------
Total adjustments                                                563          652
                                                             -------      -------
Net cash provided by operating activities                      3,435        3,260
                                                             -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                                      (312)        (215)
    Intangible assets                                              0         (100)
Proceeds from sale of property and equipment                       0           10
                                                             -------      -------
Net cash used in investing activities                           (312)        (305)
                                                             -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                           138            0
Common stock purchased and retired                               (69)        (996)
Decrease in note payable                                      (3,400)      (1,735)
                                                             -------      -------
Net cash used in financing activities                         (3,331)      (2,731)
                                                             -------      -------

Effect of exchange rate changes on cash                           (9)         (14)

NET INCREASE (DECREASE) IN CASH                                 (217)         211

CASH AT BEGINNING OF PERIOD                                      414          647
                                                             -------      -------

CASH AT END OF PERIOD                                        $   197      $   858
                                                             =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes               $ 1,832      $ 1,785
  Interest                                                   $   267      $   193


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

(2) Inventories at June 30, 2001 and December 31, 2000 (in thousands) consisted of the following:

                                                     June 30,   December 31,
                                                       2001        2000
                                                      ------      ------
          Finished goods                              $  895      $  882
          Work-in-process                                914         764
          Raw materials                                1,327       1,359
                                                      ------      ------
          Total                                       $3,136      $3,005
                                                      ======      ======

(3) Comprehensive Income. The Company translates the currency of its Ireland subsidiary which comprises the only element of comprehensive income. Total comprehensive income for the three and six months ending June 30, 2001 was (in thousands) $1,338 and $2,419, respectively.

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

Analysis of Results of Operations
   a) Overview
      Driven by record gross profit and operating profit margins, as well as fewer outstanding shares, UTMD concluded its fourteenth consecutive quarter of higher eps when compared to the same quarter in the prior year. Eps for the most recent four calendar quarters (LTM) were $1.06.
      Gross profit margins benefitted from a favorable product mix, improved yields, better utilization of the CMI facility and lower royalties paid to others. Operating profit margins improved primarily due to lower selling expenses, but also lower R&D expenses, compared to the prior year's periods.
      The sales decline in second quarter (2Q) 2001 was similar to 1Q 2001, attributable primarily to continued weak international sales. With continued strong cash flow, UTMD was able to continue to substantially reduce its long term debt balance.

   b) Revenues
      Sales in 2Q 2001 declined $162 from 2Q 2000. Domestic sales excluding OEM sales to Baxter declined 1%, while international sales declined 3%. Sales to Baxter declined 88% to $9 in 2Q 2001 from $75 in 2Q 2000. Domestic sales in 1H 2001 excluding sales to Baxter were the same as in 1H 2000, while international sales declined 7%. Sales to Baxter declined 70% to $32 in 1H 2001 from $107 in 1H 2000.
      Revenues by product category:
   1. Worldwide obstetrics product sales decreased 5% and represented 44% of total sales in 2Q 2001. Obstetrics sales dollars were $2,988 compared to $3,130 in 2Q 2000. 1H 2001 obstetrics product sales were $5,945 compared to $6,171 in 1H 2000.
   2. Worldwide gynecology/ electrosurgery/ urology product sales grew 16% in 2Q 2001, and represented 19% of total revenues. Gyn/ES/Uro sales dollars were $1,288 compared to $1,109 in 2Q 2000. 1H 2001 Gyn/ES/Uro sales were $2,504 compared to $2,234 in 1H 2000.
   3. Worldwide neonatal product sales declined 1%, and represented 14% of total sales. Neonatal product sales were $946 compared to $957 in 2Q 2000. 1H 2001 neonatal sales were $1,811 compared to $1,829 in 1H 2000.
   4. Worldwide blood pressure monitoring and accessories (BPM) sales declined 11%, and represented 23% of total revenues. Sales of BPM and accessories products were $1,572 compared to $1,759 in 2Q 2000. 1H 2001 BPM sales were $3,101 compared to $3,388 in 1H 2000.

   c) Gross Profit
      UTMD's gross profit margins (GPMs) were 57.7% and 57.5% for 2Q and 1H 2001, respectively, compared to 55.7% and 55.4% for the same periods in 2000. Because lower sales came disproportionately from low margin international BPM product sales, a favorable product mix resulted. In addition, manufacturing yields for the period were excellent, certain license agreements have expired reducing royalties paid to others, and higher activity of the CMI operation improved its efficiencies. UTMD targets consistently achieving an average GPM greater or equal 55%, which it believes is necessary to successfully support the significant sales and marketing, research and development, and administrative expenses in a highly complex and competitive marketplace. During the rest of 2001, management believes it should be able to achieve its targeted 55% GPM. Expected favorable influences going forward include growth in sales activity without a similar increase in overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products to reduce costs. Unfavorable influences are expected to be continued competitive pressure on pricing and higher labor costs.

   d) Operating Profit
      Operating profit dollars in 2Q 2001 increased 10% to $2,351 from $2,128 in 2Q 2000, despite a sales decrease. Operating profit dollars increased 14% in 1H 2001 compared to 1H 2000, also despite a sales decrease. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses were $1,570 or 23.1% of sales in 2Q 2001 compared to $1,744 or 25.1% of sales in 2Q 2000. Total operating expenses were $3,109 or 23.3% of sales in 1H 2001, compared to $3,537 or 26.0% in 1H 2000. Tightly-managed year to date 2001 operating expenses were $428 lower than in 1H 2000, which had a significant favorable impact on profitability.
      S&M expenses in 2Q 2001 were $727 or 10.7% of sales compared to $840 or 12.1% of sales in 2Q 2000. First half 2001 S&M expenses were $1,422 or 10.6% of sales compared to $1,717 or 12.6% of sales in 1H 2000. S&M expenses declined in 1H 2001 as UTMD addressed its lowest productivity sales resources. Domestically, effective S&M resources are essential to communicate UTMD's differences and value to clinical users, as well as providing training and other customer support in the use of UTMD's solutions. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly spent for U.S. business activity. Looking forward, UTMD expects higher S&M expenses during the remainder of 2001 due to Group Purchasing Organization fees, increased advertising expenses and new marketing initiatives. For 2001 year as a whole, UTMD expects to manage its S&M expenses to less than 11% of sales, an improvement of one percentage point compared to year 2000.
      R&D expenses in 2Q 2001 were $94 or 1.4% of sales compared to $152 or 2.2% of sales in 2Q 2000. R&D expenses in 1H 2001 were $194 or 1.5% of sales compared to $300 or 2.2% of sales in 1H 2000. As 2001 continues, UTMD will opportunistically invest R&D resources where management anticipates it can get a significant return on its investments with future new products. At UTMD, R&D resources are also kept involved in the direct support of manufacturing, contributing to improvements in GPM. UTMD finds it makes long-term sense to keep its most technical people involved with improving products and the processes for making them throughout their market life cycles.
      G&A expenses in 2Q 2001 were $750 or 11.0% of sales compared to $753 or 10.8% of 2Q 2000 sales. G&A expenses in 1H 2001 were $1,493 or 11.2% of sales compared to $1,519 or 11.2% of sales in 1H 2000. G&A expenses include the Company's costs of litigation, patents, shareholder relations activities and amortization of goodwill associated with acquisitions. Year 2001 G&A expenses are expected to be consistent with 2000.

   e)  Non-operating income
      Non-operating income was $29 in 2Q 2001 compared $34 in 2Q 2000, and $3 in 1H 2001 compared to $71 in 1H 2000. Interest expense on UTMD's bank loan used to finance share repurchases was $74 higher in 1H 2001 than in 1H 2000, accounting for the difference. Interest expenses and bank fees associated with the line-of-credit were $106 and $267 in 2Q and 1H 2001, respectively, compared to $98 and $197 in 2Q and 1H 2000. Assuming 1H 2001 interest rates apply for the remainder of the year and no new borrowing, management expects total 2001 net non-operating income to be double the amount of year 2000 as a whole.

   f) Earnings Before Income Taxes
      Earnings before income taxes (EBT) increased $217 in 2Q 2001, an increase of 10% compared to 2Q 2000 EBT. EBT of $2,379 were 35.0% of sales compared to $2,162 or 31.1% in 2Q 2000. 1H 2001 EBT of $4,579 were 34.3% of sales compared to $4,078 or 29.9% of sales in 1H 2000. The EBT increase was due to a combination of GPM improvements and reductions in operating expenses. For the year 2000, UTMD achieved an excellent EBT performance of 31% of sales. Management projects that it can substantially improve on that EBT percentage performance in 2001.

   g) Net Income and EPS
      UTMD's net income (after taxes) expressed as a percentage of sales was 21.8% and 21.5% for 2Q 2001 and 1H 2001, respectively, compared to 19.9% and 19.1% for the same periods in 2000. Net income dollars were up 7% and 10%, respectively, for 2Q 2001 and 1H 2001. Net income for 2Q 2001 was $1,481 compared to $1,383 in 2Q 2000. Net income for 1H 2001 was $2,872 compared to $2,608 in 1H 2000. The effective income tax rate in 2Q and 1H 2001 was 37.8% and 37.3%, respectively, compared to 36.0% in both 2Q and 1H 2000.

      Diluted 2Q 2001 earnings per share (EPS) increased 32% to $.29 compared to $.22 in 2Q 2000. Diluted 1H 2001 EPS increased 37% to $.56 from $.41 in 1H 2000. The combination of higher net income and substantially fewer shares created a significant improvement in shareholder value in the form of higher EPS in both periods. 2Q 2001 weighted average number of diluted shares (the number used to calculate diluted EPS) were 5,195,000 compared to 6,402,000 shares in 2Q 2000. Actual outstanding common shares as of the end of 2Q 2001 were 5,016,000. UTMD's trailing twelve months' EPS were $1.06, up 25% from the prior twelve month period of time.

   h) Return on Shareholders' Equity  (ROE)
      Annualized ROE in both 2Q and 1H 2001 was 42% compared to 28% and 27% in 2Q and 1H 2000, respectively. Higher profitability, higher financial leverage and higher utilization of assets all contributed to the increase. UTMD's goal is to consistently achieve ROE in excess of 25%. ROE has averaged about 30% over the last 14 years. Management expects to exceed 30% ROE for the year 2001.

   i) Cash flows
      EBITDA is a measure of UTMD's ability to generate cash for financing considerations. EBITDA is EBT plus non-cash depreciation and amortization expenses plus interest expenses resulting from financing activities. 2Q 2001 EBITDA was $2,988, $174 higher than in 2Q 2000. As a ratio of sales, 2Q 2001 EBITDA was 44% compared to 40% in 2Q 2000. First half 2001 EBITDA was $5,849 compared to $5,398 in 1H 2000. UTMD used EBITDA for $312 in sustaining capital expenditures and for reducing its bank loan balance by $3,400 during 1H 2001.
      Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $3,435 in 1H 2001, compared to $3,260 in 1H 2000.
      UTMD received $139 from issuing 20,096 shares of stock upon the exercise of employee stock options in 1H 2001, and repurchased 7,000 shares at a cost of $69. In 1H 2000, the Company paid $996 to repurchase 142,300 shares.
      Management believes, excluding a major new acquisition, that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans and repay debt. UTMD expects to use cash during the rest of 2001 to keep facilities, equipment and tooling in good working order, for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases when the price of the stock remains undervalued, and, if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. UTMD plans to use any cash not needed for the above pursuits during the remainder of 2001 to reduce the bank loan balance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

   j) Assets and Liabilities
      First half 2001 ending total assets were $1,239 less than at December 31, 2000. Current assets decreased as a result of lower cash and accounts receivable balances while net fixed assets declined because depreciation exceeded replacement purchases. Net intangible assets declined because of amortization of goodwill and intangible assets. 1H 2001 ending net intangible assets represent 30% of total assets.
      Net tangible assets per NASDAQ Rule 4450(a)(3) is defined as total assets (including the value of patents and trademarks, but excluding the value of goodwill) less total liabilities. UTMD's net tangible assets at June 30, 2001 were $8,329. Effective June 29, 2001, NASDAQ changed from its net tangible assets standard to an equity standard. As UTMD understands the new equity requirement, the National Market maintenance standard now requires $10,000 in shareholders' equity. UTMD's equity was $14,859 at June 30, 2001. Companies listed on NASDAQ as of the date of approval of the new standard will have until November 1, 2002 to achieve compliance. During that period, listed companies that do not meet the new standard can continue to qualify under the previous $4,000 net tangible assets listing standard. UTMD presently complies with both standards.
      Cash (and equivalent) balances were $197 at June 30, 2001, compared to $69 at the end of the prior quarter. UTMD effectively maintains "sweep" cash account balances that minimize the bank loan balance, except for amounts held to meet operating requirements in Ireland and separate physical reserves set aside for litigation expenses and other contractual commitments.

      Average inventory turns were 3.6 times in 2Q 2001. If sales increase during the remainder of 2001, management expects to be able to achieve its target of 4.0 inventory turns. Trade accounts receivable balances declined 5% during 1H 2001 producing calculated days in receivables of 50 for 2Q 2001. Working capital increased $133 in 1H 2001 because current liabilities have declined more than current assets.
      As of June 30, UTMD's total debt ratio (total liabilities/ total assets) decreased to 39% from 51% at the end of 2000, as UTMD continued to rapidly repay the debt incurred to finance the September 2000 Tender Offer repurchase of its shares. Without additional share repurchases or new acquisitions in 2001, UTMD will continue to reduce its remaining loan balance, expecting a total debt ratio below 30% as of December 31, 2001.

   k) Management's Outlook.
      During the remainder of 2001, UTMD expects to continue to improve its direct U.S. sales team as a resource for achieving the Company's objectives to help clarify clinician needs, responsively provide excellent solutions for those needs, and assure timely support for clinical customers' use of UTMD's solutions. To be successful in its marketing efforts, UTMD must engage physicians with the information they need to make important judgments about using certain products in obtaining optimal clinical outcomes, which include minimizing risk of complications and unnecessary procedures.
      As a small company competing with other medical device companies many times its size, UTMD must clearly differentiate itself to survive. The reliability and performance of UTMD's products remains highly respected and represents significant clinical benefits as well as minimal total cost of care when risk of complications and optimal utilization rates are taken into consideration. Physicians do care about the well-being of their patients, but their time is limited to evaluate choices, and they have hospital administrators to deal with who often look at the initial price of a product, period. UTMD is simplifying its communications with clinical customers to focus where it provides significant value.
      In the U.S., UTMD is continuing to leverage its reputation with physicians, who use its products in specialty hospital areas as well as outside the hospital in their office practices. Internationally, where UTMD depends on the knowledge, focus, relationships and energy of independent distributors, the Company continues to closely monitor performance and recruit needed new business partners. UTMD expects its Ireland subsidiary, after a slow 1H 2001, to resume its important contribution to overall performance.
      Management plans to extend UTMD's excellent EBITDA performance during the rest of 2001. In a competitive marketplace, UTMD has built and intends to successfully defend a dominant market franchise in the most special areas of hospitals caring for mothers and their babies, with differentiated and highly effective products under well-recognized brands. Given the awareness of UTMD's brands, the Internet will increasingly become an effective distribution tool to circumvent anticompetitive market forces. UTMD's sales and marketing resources will employ the Internet, along with other varied initiatives to maintain and further build UTMD's differentiation from its competitors. The Company will not devalue its differentiated solutions to providing better health care.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      The Company has manufacturing operations, including assets, in Ireland denominated in Irish Pounds, and sells products under agreements denominated in various Western European currencies. The Irish Pound and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate for the Irish Pound was .9302 and .8267 per U.S. Dollar as of June 30, 2001 and 2000, respectively. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

      On May 11, 2001 at the annual meeting, shareholders of the Company approved the following matter submitted to them for consideration:

   Elected Barbara A. Payne as director of the Company.

   Barbara A. Payne:   For  3,654,026   Abstentions/Withheld Authority  51,275


Item 6.  Exhibits and Reports on Form 8-K

   a) Exhibits:
      None

   b) Reports on Form 8-K:
      During the quarter ended June 30, 2001, the Company filed no reports on form 8-K.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   UTAH MEDICAL PRODUCTS, INC.
                                   ---------------------------
                                   REGISTRANT





Date:      August 10, 2001       By: /s/ Kevin L. Cornwell
      --------------------------    --------------------------------------------
                                     Kevin L. Cornwell
                                     CEO




Date:      August 10, 2001       By: /s/ Greg A. LeClaire
      --------------------------    --------------------------------------------
                                     Greg A. LeClaire
                                     CFO