Form 10-Q
period 2001-09-30
UTAH MEDICAL PRODUCTS INC
filed 2001-11-14
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: September 30, 2001                Commission File No. 0-11178
                                                                         -------


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


                               7043 South 300 West
                              Midvale, Utah 84047
                              -------------------
                     Address of principal executive offices


Registrant's telephone number:      (801) 566-1200
                                    --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No
                                                 ---       --

The number of shares outstanding of the registrant's common stock as of November 14, 2001: 5,026,000
          ---------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------




PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

  Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets as of
        September 30, 2001 and December 31, 2000  ..........................  1

        Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2001 and September 30, 2000  .......  2

        Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000  ............  3

        Notes to Consolidated Condensed Financial Statements  ..............  4


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  ..................  5


  Item 3.  Quantitative and Qualitative Disclosures about Market Risk  .....  9


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K  ..............................  10


SIGNATURES  ...............................................................  10

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                            UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                            --------------------------------------------
                             CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                             -------------------------------------------
                              SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                              ----------------------------------------
                                           (in thousands)

                                                               (unaudited)                (audited)
ASSETS                                                  SEPTEMBER 30, 2001        DECEMBER 31, 2000
------                                                  ------------------        -----------------
Current assets:
    Cash                                                       $       184             $        414
    Accounts receivable - net                                        3,832                    3,979
    Inventories                                                      3,331                    3,005
    Other current assets                                               773                      666
                                                               ------------            -------------
       Total current assets                                          8,120                    8,064

Property and equipment - net                                         9,136                    9,789

Goodwill - net                                                       6,387                    6,814
Other intangible assets - net                                          611                      756
                                                               ------------            -------------

       TOTAL                                                   $    24,254             $     25,423
                                                               ============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                           $       602             $        683
    Accrued expenses                                                 2,050                    1,963
                                                               ------------            -------------
       Total current liabilities                                     2,652                    2,646

Notes payable                                                        4,400                   10,000

Deferred income taxes                                                  386                      430
                                                               ------------            -------------

       Total liabilities                                             7,438                   13,076
                                                               ------------            -------------

Stockholders' equity:
    Preferred stock - $.01 par value; authorized - 5,000
      shares; no shares issued or outstanding
    Common stock - $.01 par value; authorized - 50,000
      shares; issued - September 30, 2001, 5,030 shares
      December 31, 2000, 5,003 shares                                   50                       50
    Cumulative foreign currency translation adjustment              (1,527)                  (1,559)
    Retained earnings                                               18,293                   13,856
                                                               ------------            -------------
       Total stockholders' equity                                   16,816                   12,347
                                                               ------------            -------------

       TOTAL                                                   $    24,254             $     25,423
                                                               ============            =============

see notes to consolidated condensed financial statements



                      UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                      --------------------------------------------
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
                   ---------------------------------------------------
          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
          ---------------------------------------------------------------------
                               (in thousands - unaudited)


                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,
                                           ---------------------   ---------------------
                                              2001       2000        2001        2000
                                           ---------   ---------   ---------   ---------
NET SALES                                  $   6,791   $   6,882   $  20,152   $  20,503

COST OF SALES                                  2,895       3,053       8,571       9,130
                                           ---------   ---------   ---------   ---------

GROSS MARGIN                                   3,896       3,829      11,581      11,373
                                           ---------   ---------   ---------   ---------

EXPENSES:

Selling, general and administrative            1,415       1,538       4,331       4,775
Research & development                            86         139         280         439
                                           ---------   ---------   ---------   ---------

Total                                          1,501       1,677       4,611       5,214
                                           ---------   ---------   ---------   ---------

INCOME FROM OPERATIONS                         2,395       2,152       6,970       6,159

OTHER INCOME                                      77          53          81         124
                                           ---------   ---------   ---------   ---------

INCOME BEFORE INCOME TAX EXPENSE               2,472       2,205       7,051       6,283

INCOME TAX EXPENSE                               940         795       2,647       2,264
                                           ---------   ---------   ---------   ---------

NET INCOME                                 $   1,532   $   1,410   $   4,403   $   4,019
                                           =========   =========   =========   =========

BASIC EARNINGS PER SHARE                   $    0.30   $    0.24   $    0.88   $    0.64
                                           =========   =========   =========   =========

DILUTED EARNINGS PER SHARE                 $    0.29   $    0.23   $    0.85   $    0.64
                                           =========   =========   =========   =========

SHARES OUTSTANDING - BASIC                     5,025       5,976       5,016       6,268
                                           =========   =========   =========   =========

SHARES OUTSTANDING - DILUTED                   5,268       6,015       5,193       6,293
                                           =========   =========   =========   =========

see notes to consolidated condensed financial statements


                     UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                     --------------------------------------------
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    -----------------------------------------------
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
          -------------------------------------------------------------------
                              (in thousands - unaudited)


                                                                   SEPTEMBER 30,
                                                            ------------------------
                                                               2001          2000
                                                            ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $    4,403    $    4,019
                                                            ----------    ----------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                1,469         1,668
    Provision for losses on accounts receivable                     44            22
    Loss (gain) on disposal of assets                                6            (1)
    Deferred income taxes                                          (79)          (11)
    Tax benefit attributable to exercise of stock options           44             7
Changes in operating assets and liabilities:
    Accounts receivable - trade                                    (40)          278
    Accrued interest and other receivables                         117             7
    Inventories                                                   (322)          (61)
    Prepaid expenses                                               (71)          (19)
    Accounts payable                                               (68)          172
    Accrued expenses                                                92          (246)
                                                            ----------    ----------
Total adjustments                                                1,192         1,816
                                                            ----------    ----------
Net cash provided by operating activities                        5,595         5,835
                                                            ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                                        (399)         (281)
    Intangible assets                                                0          (250)
Proceeds from sale of property and equipment                         0            11
                                                            ----------    ----------
Net cash used in investing activities                             (399)         (520)
                                                            ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                             245            86
Common stock purchased and retired                                 (69)      (11,438)
Proceeds from note payable                                           0         8,850
Repayments of note payable                                      (5,600)       (2,684)
                                                            ----------    ----------
Net cash used in financing activities                           (5,425)       (5,186)
                                                            ----------    ----------

Effect of exchange rate changes on cash                             (2)          (27)
                                                            ----------    ----------

NET INCREASE (DECREASE) IN CASH                                   (230)          102

CASH AT BEGINNING OF PERIOD                                        414           647
                                                            ----------    ----------

CASH AT END OF PERIOD                                       $      184    $      749
                                                            ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes              $    2,505    $    2,522
  Interest                                                  $      337    $      277

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

(2) Inventories at September 30, 2001 and December 31, 2000 (in thousands) consisted of the following:

                                   September 30,    December 31,
                                       2001             2000
                                    ----------      ----------
               Finished goods       $      837      $      882
               Work-in-process           1,037             764
               Raw materials             1,457           1,359
                                    ----------      ----------
               Total                $    3,331      $    3,005
                                    ==========      ==========

(3) Comprehensive Income. The Company translates the currency of its Ireland subsidiary which comprises the only element of comprehensive income. Total comprehensive income for the three and nine months ending September 30, 2001 was (in thousands) $1,831 and $4,251, respectively.

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

Analysis of Results of Operations
   a) Overview
      Driven by continued strong gross profit and record operating profit margins, as well as fewer outstanding shares, UTMD concluded its fifteenth consecutive quarter of higher eps when compared to the same quarter in the prior year. Eps for the most recent four calendar quarters (LTM) were $1.12.
      Gross profit margins benefitted from a favorable product mix, improved yields and lower royalties paid to others. Operating profit margins improved primarily due to lower selling expenses, but also lower R&D expenses, compared to the prior year's periods.
      The sales decline in third quarter (3Q) 2001 was attributable primarily to continued weak international sales. With continued strong cash flow, UTMD was able to continue to substantially reduce its long term debt balance.

   b) Revenues
      Revenue from product sales is generally recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company also provides for the estimated cost that may be incurred for product warranties and unforeseen uncollectible accounts.
      UTMD believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of SAB 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured.
      Sales in 3Q 2001 declined $91 from 3Q 2000. Domestic sales increased 2%, while international sales declined 16%. Domestic sales in 9M 2001 were essentially the same as in 9M 2000, while international sales declined 10%. International sales in 3Q 2001 were $1,094 compared to $1,304 in 3Q 2000, and were $3,810 in 9M 2001 compared to $4,214 in 9M 2000. Of these international sales, 61% and 57% were made in Europe during 3Q and 9M 2001, respectively, compared to 56% and 55% in 3Q and 9M 2000, respectively.
      Revenues by product category:
   1. Worldwide obstetrics product sales increased 2% and represented 49% of total sales in 3Q 2001. Obstetrics sales dollars were $3,357 compared to $3,293 in 3Q 2000. 9M 2001 obstetrics product sales were $9,302 compared to $9,464 in 9M 2000.
   2. Worldwide gynecology/ electrosurgery/ urology product sales increased 2% in 3Q 2001, and represented 17% of total revenues. Gyn/ES/Uro sales dollars were $1,177 compared to $1,152 in 3Q 2000. 9M 2001 Gyn/ES/Uro sales were $3,680 compared to $3,385 in 9M 2000.
   3. Worldwide neonatal product sales increased 6%, and represented 15% of total sales. Neonatal product sales were $996 compared to $941 in 3Q 2000. 9M 2001 neonatal sales were $2,807 compared to $2,770 in 9M 2000.
   4. Worldwide blood pressure monitoring and accessories (BPM) sales declined 16%, and represented 19% of total revenues. Sales of BPM and accessories products were $1,262 compared to $1,496 in 3Q 2000. 9M 2001 BPM sales were $4,363 compared to $4,883 in 9M 2000.

   c) Gross Profit
      UTMD's gross profit margins (GPMs) were 57.4% and 57.5% for 3Q and 9M 2001, respectively, compared to 55.6% and 55.5% for the same periods in 2000. Because the decline in sales came disproportionately from low margin international BPM product sales, a favorable product mix resulted. In addition, manufacturing yields for the period were excellent and certain license agreements have expired reducing royalties paid to others. UTMD targets consistently achieving an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant sales and marketing, research and development, and administrative expenses in a highly complex and competitive marketplace.
      With respect to gross profits in UTMD's sales channels, OEM sales and international sales enjoy lower gross profit margins than direct domestic sales. This is due to the fact that in the OEM and international channels, other companies incur the expenses of sales and marketing.
      OEM sales are sales of components that are marketed by other companies in conjunction with their products, and are not sold under UTMD's label. UTMD utilizes "OEM sales" as a means to help maximize utilization of resources required to support its "direct sales" business. As a general rule, prices for "OEM product sales" expressed as a multiple of direct variable manufacturing expenses are lower than for "direct sales." However, because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales.
      During the rest of 2001, management believes it will achieve its targeted 55% GPM. Expected favorable influences going forward include growth in sales activity without a similar increase in overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products to reduce costs. Unfavorable influences are expected to be continued competitive pressure on pricing and higher labor costs.

   d) Operating Profit
      Operating profit dollars in 3Q 2001 increased 11% to $2,395 from $2,152 in 3Q 2000. Operating profit dollars increased 13% in 9M 2001 compared to 9M 2000. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses were $1,501 or 22.1% of sales in 3Q 2001 compared to $1,677 or 24.4% of sales in 3Q 2000. Total operating expenses were $4,611 or 22.9% of sales in 9M 2001, compared to $5,214 or 25.4% in 9M 2000. Tightly-managed year to date 2001 operating expenses were $603 lower than in 9M 2000.
      S&M expenses in 3Q 2001 were $680 or 10.0% of sales compared to $801 or 11.6% of sales in 3Q 2000. First nine months 2001 S&M expenses were $2,102 or 10.4% of sales compared to $2,518 or 12.3% of sales in 9M 2000. S&M expenses declined in 9M 2001 as UTMD addressed its productivity of sales resources. Domestically, effective S&M resources are essential to communicate UTMD's differences and value to clinical users, as well as providing training and other customer support in the use of UTMD's solutions. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. Looking forward, UTMD expects higher S&M expenses during the fourth quarter of 2001 due to Group Purchasing Organization fees, increased advertising expenses and new marketing initiatives. For 2001 year as a whole, UTMD expects to manage its S&M expenses to less than 11% of sales, an improvement of one percentage point compared to year 2000.
      R&D expenses in 3Q 2001 were $86 or 1.3% of sales compared to $139 or 2.0% of sales in 3Q 2000. R&D expenses in 9M 2001 were $280 or 1.4% of sales compared to $439 or 2.1% of sales in 9M 2000. As 2001 continues, UTMD will opportunistically invest R&D resources where management anticipates it can get a significant return on its investments with future new products. At UTMD, R&D resources are also kept involved in the direct support of manufacturing, contributing to improvements in GPM. UTMD finds it makes long-term sense to keep its most technical people involved with improving products and the processes for making them throughout their product life cycles.
      G&A expenses in 3Q 2001 were $735 or 10.8% of sales compared to $737 or 10.7% of 3Q 2000 sales. G&A expenses in 9M 2001 were $2,228 or 11.1% of sales compared to $2,256 or 11.0% of sales in 9M 2000. G&A expenses include the Company's costs of litigation, patents, shareholder relations activities and amortization of goodwill associated with acquisitions. Year 2001 G&A expenses are expected to be consistent with 2000.

   e)  Non-operating income
      Non-operating income was $77 in 3Q 2001 compared to $53 in 3Q 2000, and $81 in 9M 2001 compared to $124 in 9M 2000. Interest expense on UTMD's bank loan used to finance share repurchases was $60 higher in 9M 2001 than in 9M 2000, accounting for the difference. Interest expenses and bank fees associated with the line-of-credit were $70 and $337 in 3Q and 9M 2001, respectively, compared to $84 and $277 in 3Q and 9M 2000. Assuming 3Q 2001 interest rates apply for the remainder of the year and no new borrowing, management expects total 2001 net non-operating income to be about $120 higher than the amount in year 2000.

   f) Earnings Before Income Taxes
      Earnings before income taxes (EBT) increased $267 in 3Q 2001, an increase of 12% compared to 3Q 2000 EBT. EBT of $2,472 were 36.4% of sales compared to $2,205 or 32.0% in 3Q 2000. 9M 2001 EBT of $7,051 were 35.0% of sales compared to $6,283 or 30.6% of sales in 9M 2000. The EBT increase was due to a combination of GPM improvements and reductions in operating expenses. For the year 2000, UTMD achieved an excellent EBT performance of 31% of sales. Management projects that it will improve on that EBT percentage performance in 2001.

   g) Net Income and EPS
      UTMD's net income (after taxes) expressed as a percentage of sales was 22.6% and 21.9% for 3Q 2001 and 9M 2001, respectively, compared to 20.5% and 19.6% for the same periods in 2000. Net income dollars were up 9% and 10%, respectively, for 3Q 2001 and 9M 2001. Net income for 3Q 2001 was $1,532 compared to $1,410 in 3Q 2000. Net income for 9M 2001 was $4,403 compared to $4,019 in 9M 2000. The effective income tax rate in 3Q and 9M 2001 was 38.0% and 37.5%, respectively, compared to 36.0% in both 3Q and 9M 2000.
      Diluted 3Q 2001 earnings per share (EPS) increased 24% to $.29 compared to $.23 in 3Q 2000. Diluted 9M 2001 EPS increased 33% to $.85 from $.64 in 9M 2000. The combination of higher net income and substantially fewer shares created a significant improvement in shareholder value in the form of higher EPS in both periods. 3Q 2001 weighted average number of diluted shares (the number used to calculate diluted EPS) were 5,268,000 compared to 6,015,000 shares in 3Q 2000. Actual outstanding common shares as of the end of 3Q 2001 were 5,030,000. UTMD's trailing twelve months' EPS were $1.12, up 30% from the prior twelve month period of time.

   h) Return on Shareholders' Equity  (ROE)
      Annualized ROE in 3Q and 9M 2001 was 39% and 40%, respectively, compared to 36% in both 3Q and 9M 2000. Higher profitability, higher financial leverage and higher utilization of assets all contributed to the increase. UTMD's goal is to consistently achieve ROE in excess of 25%. ROE has averaged about 30% over the last 14 years. Management expects to exceed 30% ROE for the year 2001.

Liquidity and Capital Resources
   i) Cash flows
      Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $5,595 in 9M 2001, compared to $5,835 in 9M 2000.
      The Company expended $399 during 9M 2001 for investing activities, comprised entirely of purchases of property and equipment. During 9M 2000, the Company used a total of $520 to purchase property and equipment and intangible assets, offset by $11 that UTMD received for selling used equipment it replaced or no longer needed.
      UTMD received $245 from issuing 34,159 shares of stock upon the exercise of employee stock options in 9M 2001, and repurchased 7,000 shares at a cost of $69. In 9M 2000, the Company received $86 from issuing 12,524 shares of stock upon the exercise of employee stock options, and paid $11,438 to repurchase 1,439,032 shares.
     During 9M 2001, UTMD made repayments of $5,600 on its note payable while receiving $0 in proceeds from the note. During 9M 2000, UTMD made repayments of $2,684 and received $8,850 in proceeds from the note. The 2000 proceeds were used to pay for the 3Q 2000 tender offer through which UTMD bought 1.1 million of its shares at a total cost of $9,201.
      Management believes, excluding a major new acquisition, that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans and repay debt. UTMD expects to use cash during the rest of 2001 to keep facilities, equipment and tooling in good working order, for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases when the price of the stock remains undervalued, and, if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. UTMD expects such uses to be consistent with its uses during the past two years. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

   j) Assets and Liabilities
      First nine months 2001 ending total assets were $1,169 less than at December 31, 2000. Current assets increased modestly as a result of higher inventories while net fixed assets declined because depreciation exceeded replacement purchases. Net intangible assets declined because of amortization of goodwill and other intangible assets. 9M 2001 ending net intangible assets represented 29% of total assets.
      Net tangible assets per NASDAQ Rule 4450(a)(3) is defined as total assets (including the value of patents and trademarks, but excluding the value of goodwill) less total liabilities. UTMD's net tangible assets at September 30, 2001 were $10,429. Effective June 29, 2001, NASDAQ changed from its net tangible assets standard to an equity standard. As UTMD understands the new equity requirement, the National Market maintenance standard now requires $10,000 in shareholders' equity. UTMD's equity was $16,816 at September 30, 2001. Companies listed on NASDAQ as of the date of approval of the new standard will have until November 1, 2002 to achieve compliance. During that period, listed companies that do not meet the new standard can continue to qualify under the previous $4,000 net tangible assets listing standard. UTMD presently complies with both standards.
      Cash (and equivalent) balances were $184 at September 30, 2001, compared to $197 at the end of the prior quarter. UTMD effectively maintains "sweep" cash account balances that minimize the bank loan balance, except for amounts held to meet operating requirements in Ireland and separate physical reserves set aside for litigation expenses and other contractual commitments.
      Average inventory turns were 3.6 times in 3Q 2001. Trade accounts receivable balances declined 4% during 9M 2001 while calculated days in receivables were 52 for 3Q 2001. Working capital increased $50 in 9M 2001 because current assets have increased modestly while current liabilities were essentially the same.
      As of September 30, UTMD's total debt ratio (total liabilities/ total assets) decreased to 31% from 51% at the end of 2000, as UTMD continued to repay debt incurred to finance the September 2000 Tender Offer repurchase of its shares. Without additional share repurchases or new acquisitions in 2001, UTMD will continue to reduce its remaining loan balance, expecting a total debt ratio below 30% as of December 31, 2001.

   k) Other Financial Measures
          EBITDA is a measure of UTMD's ability to generate cash for financing considerations. The components of EBITDA come from information which is prepared in accordance with Generally Accepted Accounting Principles (GAAP). EBITDA is EBT plus non-cash depreciation and amortization expenses plus interest expenses resulting from financing activities.
      3Q 2001 EBITDA was $3,015, $182 higher than in 3Q 2000. As a ratio of sales, 3Q 2001 EBITDA was 44% compared to 41% in 3Q 2000. First nine months 2001 EBITDA was $8,857 compared to $8,228 in 9M 2000. UTMD used EBITDA for $399 in sustaining capital expenditures and for reducing its bank loan balance by $5,600 during 9M 2001. UTMD believes that EBITDA it is an important measure of a company's operating performance and financial well-being.

   l) Management's Outlook.
      As a small company competing with other medical device companies many times its size, UTMD must clearly differentiate itself to survive. The reliability and performance of UTMD's products remains highly respected and represents significant clinical benefits as well as minimal total cost of care when risk of complications and optimal utilization rates are taken into consideration. Physicians do care about the well-being of their patients, but their time is limited to evaluate choices, and they have hospital administrators to deal with who often look at the initial price of a product, period. UTMD is simplifying its communications with clinical customers to focus where it provides significant value.
      In the U.S., UTMD is continuing to leverage its reputation with physicians, who use its products in specialty hospital areas as well as outside the hospital in their office practices. Internationally, where UTMD depends on the knowledge, focus, relationships and energy of independent distributors, the Company continues to closely monitor performance and recruit needed new business partners. UTMD expects its Ireland subsidiary , after a slow 9M 2001, to resume its important contribution to overall performance.
      Management plans to extend UTMD's excellent EBITDA performance in fourth quarter 2001. In a competitive marketplace, UTMD has built and intends to successfully defend a dominant market franchise in the most special areas of hospitals caring for mothers and their babies, with differentiated and highly effective products under well-recognized brands.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      The Company has manufacturing operations, including assets, in Ireland denominated in Irish Pounds, and sells products under agreements denominated in various Western European currencies. The Irish Pound and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate for the Irish Pound was .8642 and .8921 per U.S. Dollar as of September 30, 2001 and 2000, respectively. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   a) Exhibits:
      None

   b) Reports on Form 8-K:
      During the quarter ended September 30, 2001, the Company filed no reports on form 8-K.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               UTAH MEDICAL PRODUCTS, INC.
                                               REGISTRANT





Date:     11/14/01                             By: /s/ Kevin L. Cornwell
      -----------------                           ------------------------------
                                                  Kevin L. Cornwell
                                                  CEO




Date:     11/14/01                             By: /s/ Greg A. LeClaire
      -----------------                           ------------------------------
                                                  Greg A. LeClaire
                                                  CFO