Form 10-K
period 2001-12-31
UTAH MEDICAL PRODUCTS INC
filed 2002-04-01
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001.         Commission File No. 0-11178
                                                                        --------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                             Utah                        87-0342734
              -------------------------------        ----------------
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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 8, 2002, based on NASDAQ/NMS closing price: $73,729,000.

  The number of shares outstanding of the registrant's common stock as of March 8, 2002: 5,002,831.


                       DOCUMENTS INCORPORATED BY REFERENCE

  List herein the documents incorporated by reference: The Company's definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

                                     PART I.
                                     -------


ITEM I - BUSINESS.

  Utah Medical Products, Inc. ("UTMD" or "the Company") is in the business of producing cost-effective healthcare industry devices that are predominantly proprietary, disposable and for hospital use. Success depends on 1) recognizing needs of clinicians and patients, 2) rapidly designing or acquiring economical solutions that gain regulatory approval, 3) reliably producing products that meet those clinical needs, and then 4) selling through
  a) UTMD's own direct channels into markets where the Company enjoys an established reputation and has a critical mass of sales and support resources, or
  b) establishing relationships with other medical companies that have the proper resources to effectively introduce and support the Company's products.

  UTMD's success in providing reliable solutions comes from its proven ability to integrate a number of engineering and technical disciplines in electronics, software, mechanical packaging, instrumentation, plastics processing and materials. The resulting proprietary products represent significant incremental improvements over preexisting clinical tools. UTMD's experience is that, in the case of labor-saving devices, the improvement in cost-effectiveness of clinical procedures also leads to an improvement in overall healthcare including lower risk of complications. UTMD markets a broad range of medical devices used in critical care areas, especially the neonatal intensive care unit (NICU) and the labor and delivery (L&D) department in hospitals, as well as products sold to outpatient clinics and physician's offices.

  The opportunity to apply solutions to recognized needs results from an excellent core of practicing clinicians who introduce ideas to the Company, and key employees who are both clinical applications savvy and development engineering adept.

  UTMD's products are sold directly to end users in the U.S. domestic market by the Company's own direct sales representatives and independent manufacturers' representatives. In addition, some of UTMD's products are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers. Internationally, products are sold through other medical device companies and through independent medical products distributors. UTMD has representation in all major developed countries with approximately 100 international distributors.

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

  UTMD was formed as a Utah corporation in 1978. UTMD publicly raised equity capital one time in 1982. In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary located in Ireland, was formed to establish an international manufacturing capability. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum- assisted obstetrical delivery systems. In July, 1998 UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc. On March 8, 2000, UTMD returned to the Nasdaq Stock Market after trading on the New York Stock Exchange for about 3 years. The Company was previously listed on Nasdaq for 14 years. The Company's corporate offices are located at 7043 South 300 West, Midvale, Utah 84047 USA. The corporate telephone number is (801) 566-1200. European operations are located at Garrycastle Industrial Estate, Athlone, County Westmeath, Ireland. The telephone number in Ireland is (902) 73932. CMI's mailing address is 1830 S.E. 1st, Redmond, Oregon 97756. The phone number in Oregon is (541) 548-7738.

PRODUCTS
--------

Labor and Delivery/ Obstetrics:
------------------------------

Fetal Monitoring Accessories.
  About 60% of births are considered "higher risk" due to lack of prenatal care, among other factors. In many of these births, labor may become complicated and does not progress normally. The obstetrician must assess progression of labor to be able to intervene with drug therapy, infuse a solution to augment amniotic fluid, or ultimately if necessary, perform a Cesarean Section procedure, and be prepared for complications following childbirth.

  To assist the physician in assessing fetal well-being, changes in fetal heart rate (FHR) in conjunction with trends in intrauterine pressure are often electronically monitored. UTMD's intrauterine pressure (IUP) catheter product line provides for clinician choices from a traditional fluid-filled system to INTRAN(R) PLUS, the most widely accepted transducer-tipped system. In addition, adjunct FHR electrodes, leg plates, belly bands and chart paper are offered by UTMD to complete a package of fetal monitoring supplies. UTMD's IUP catheters include:

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

  UTMD markets disposable electrodes, catheters and accessories as outlined above, but does not currently market monitors, the electronic capital equipment that process the electrical signals. In addition to products currently offered, UTMD intends to continue to investigate and introduce tools that enhance fetal monitoring techniques, a core area of product development focus.

Vacuum-Assisted Delivery Systems (VAD).
  UTMD's VAD Systems include CMI(R) patented soft silicone bell-shaped birthing cups and patented hand- held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries. UTMD's patented soft silicone cup is unique in the industry. Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with an alternative to C-section intervention. Although there are risks associated with operative vaginal deliveries which represent about 15% of all U.S. hospital births, the procedures are generally regarded as safer for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations. UTMD estimates that the preferred VAD approach is used for about 8-10% of all U.S. births, and will continue to seek to increase its share versus forceps. UTMD's patented bell-shaped soft silicone TENDER TOUCH(R) cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System which reports specific names of products used in hospitals.

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

Neonatal Intensive Care:
-----------------------

DISPOSA-HOOD(TM)
  The DISPOSA-HOOD is an infant oxygen hood that is used in the NICU to administer oxygen to neonates while maintaining a neutral thermal environment critical to proper physiologic responses. The DISPOSA- HOOD, placed over the infant's head, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head. The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head and provides optimum flows for elimination of CO2 (carbon dioxide) by ventilation. Because it is a disposable product, it allows for excellent visualization of the underdeveloped infant and prevents cross-contamination.

DELTRAN(R)PLUS
  UTMD's DELTRAN blood pressure monitoring system has been adapted specifically for use in the NICU. The new streamlined version eliminates needles used for blood sampling, avoids the loss of scarce neonatal blood volume and provides a closed system that reduces the risk of infection. The system features excellent visualization of clearing volume and one-handed use.

GESCO(R)
  In the third quarter of 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc. GESCO, best known for innovative silicone catheters, gained an early distinctive reputation for its focus on the special developmental needs of tiny critically-ill babies.

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

    The primary distinction of GESCO products is that they are not just cut-down or smaller versions of adult devices. For example, in the case of invasive catheters, the introducer, the soft rounded distal tip, mode of securing to the patient after insertion to avoid migration, luer locking hub with minimal dead space, number of lumens, catheter radiopaque striping for visualization, variations in catheter lengths and diameters and special packaging are all features specially designed for neonates. UTMD continues to modify product features to bring the GESCO products up to date relative to current neonatal nurse practitioner preferences.

    The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters, and chest drainage tubes. GESCO developed and marketed initial versions of all of these neonatal products. In order to keep pace with the trend of caring for smaller babies, UTMD has added smaller diameter versions of its URI-CATH(TM) and NUTRI-CATH(TM) products. In 2000, UTMD gained FDA premarketing clearance of a new PICC-NATE family of products specifically designed to minimize trauma to the critically ill neonate. The new PICC product line was designed with the input of experienced neonatal nurse practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling. The soft, strong silicone PICC comes in two diameter sizes, two types of venipuncture introducers, two hub configurations and the option of an integral stylet that aides insertion.

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

  GESCO's first patented product, HEMO-NATE(R), is a disposable filter designed to remove microaggregates from stored blood prior to transfusion into a neonate where any deficiency can have an overwhelmingly negative impact on a neonate's chances for survival, given an under-developed vasculature and small total blood volume. In 2001, UTMD introduced a new filter and an improved blood bag spike for Hemo-Nate.

  In 2002, UTMD will continue to improve and expand its neonatal product line, seeking to reinforce a growing reputation as having the most complete armamentarium of NICU specialty products in the medical device industry. In addition to products already offered and being developed internally, UTMD will look to expand sales through distribution arrangements with other manufacturers, or through selective acquisitions. For example, in 2001 UTMD became the primary distributor for the Posey infant restraint and support products, including limb holders, elbow and arm splints, IV armboards and shields, heel protectors and eye shades, which are necessary to minimize irritation and help neonatal development.

Gynecology /Urology /Electrosurgery:
-----------------------------------

LETZ(R) System
  The LETZ System is used to excise cervical intraepithelial neoplasia (CIN) and other lower genital tract lesions related to human papilloma virus (HPV) infections. The electrosurgery procedure with hemostasis has become the standard of care for HPV cervical infection treatment, replacing cold knife scalpel, laser and cryotherapy procedural approaches because it is economical, safe, effective, quick and easy to perform, has fewer potential side effects, and requires little physician training. Most importantly, in contrast to laser (tissue ablation) and cryotherapy (freezing of tissue), LETZ provides a fine tissue specimen for pathological assessment. Therefore, LETZ is effective both as a diagnostic and therapeutic procedure. The LETZ procedure may be performed using local anesthetic in a physician's office, eliminating the time and expense of hospital or surgical center admittance.

  UTMD's LETZ System includes patented disposable loop electrodes, the patented FINESSE(R) electrosurgical generator, and other miscellaneous components. A disposable loop electrode used to excise the tissue specimen is a pencil-like tube with a thin tungsten wire loop attached. The loop is available in varying sizes and includes a Safe-T-Gauge(R) that can be positioned so the physician can accurately colposcopically monitor the amount of tissue being excised. UTMD continues to augment its speciality electrodes. For example, the Company recently introduced a patented conization electrode for deep endocervical disease called C-LETZ, designed to limit the removal of healthy tissue that might compromise adequate cervical function. UTMD also will continue to provide adapters and other components which allow its market-leading specialty electrodes to be used with other manufacturers' electrosurgical generators. The FINESSE electrosurgical generator is the only generator on the market that contains an integral smoke evacuator, required to filter smoke and vapors that contain potentially hazardous particulate material produced during electrosurgery.

FINESSE(R) Generator; Specialty Loop, Ball, and Needle Electrodes; FILTRESSE(R) Evacuator; Other Specialty Electrodes; Other Supplies and Gynecologic Tools.

  UTMD has FDA clearance to market its electrosurgical system and tools for use in general surgery applications, including dermatology, plastic surgery and otolaryngology. In late 2001, UTMD completed development on a new product line of ultra-fine tipped microdissection needles, called OptiMicro(TM) Needles. The new electrosurgical needles will be particularly useful in plastic and reconstructive surgery applications. FILTRESSE is a stand-alone surgical smoke filtration system that combines high filtration efficiency, low cost and convenient use in an surgical office setting. Other electrosurgery tools and accessories include disposable electrosurgical pens, dispersive pads, footswitches, filter packs, speculums, retractors, forceps, tenacula and hooks. In 2001, UTMD acquired the distribution rights to a unique reusable four-way expander system which facilitates access to, and visualization of, the cervix, eliminating the need for less effective specula and lateral retractors.

EPITOME(R)
  EPITOME is a patented electrosurgical scalpel which delivers precise performance in incision and excision with hemostasis while minimizing thermal side effects. Where rapid yet precise dissection of dense tissue is necessary, such as in mammaplasty or abdominoplasty, UTMD claims EPITOME has no peer. An independent study concludes that the EPITOME scalpel provides a significant improvement over older devices in wound healing and patient comfort. EPITOME allows a rapid incision without countertraction, yielding limited morbidity, less post-surgical pain and cosmetically superior results. EPITOME is useful where minimization of thermal tissue injury is important but control of bleeding needed. A patented bendable version of EPITOME with a smaller active electrode was introduced in 1998. Designed to significantly reduce the chance of tissue burns due to inadvertent electrode contact and where a smaller, bent scalpel tip is needed, the bendable EPITOME is of particular value, e.g., to thoracic surgeons in harvesting the internal mammary artery during coronary artery bypass surgery, as well as to otolaryngologists for tonsillectomies.

LIBERTY(R) System
  LIBERTY is a device for the conservative treatment and effective control of urinary incontinence in women. UTMD believes that LIBERTY is the easiest-to-use, most cost effective incontinence treatment available that yields a therapeutic effect, not just a cover-up. LIBERTY consists of a battery operated electrical stimulation unit and an intravaginal electrode probe. This physiotherapy technique, which can be done in the privacy of the home, involves passive strengthening of the periurethral muscles. Pulsed, low voltage, high frequency current is applied primarily to the pudendal neuromuscular tissue causing the pelvic area muscles to contract, leading to better muscle tone. Because electrical stimulation has no known adverse side effects, LIBERTY provides women suffering from mild to moderate incontinence an effective, lower cost and lower risk alternative to more traumatic treatments such as surgery and drug therapy. Since HCFA (Health Care Financing Administration) now called CMS (Center for Medicaid/ Medicare Services) decided in late 2000 to allow reimbursement for electrical stimulation devices, adoption of Liberty has substantially increased.

PATHFINDER PLUS(TM)
  PATHFINDER PLUS is a proprietary endoscopic irrigation device that allows a uro/gyn surgeon to precisely irrigate with the same hand that controls the endoscope, eliminating the need for a separate assistant to irrigate without visualization.

ENDOCURETTE(TM)
  In cooperation with Mayo Clinic, UTMD developed an advanced curette for uterine endometrial tissue sampling in the doctor's office. The sampling procedure is intended primarily to rule out precancer or cancerous change of the uterus in premenopausal women with abnormal uterine bleeding, or women with postmenopausal bleeding. The device is part of a class of catheters designed to be used without dilitation of the cervix and without general anesthetic. The inherent weakness of this type of device, which is related to its small size, is that it may not remove enough tissue of the endometrium for an accurate histologic assessment. The patented tip of the ENDOCURETTE was designed to obtain a more thorough tissue specimen. Validating the robustness of the specimen will require a substantial number of uses. Year 2001 was the first full year that UTMD marketed the product.

LUMIN(R)
  LUMIN(R) is a patented tool developed by UTMD for reliably and safely manipulating the uterus in gynecological laparoscopic procedures. LUMIN combines the strength, range of motion and versatility of the higher end reusable instruments with the lower cost and cleanliness of the inexpensive less functional disposable instruments presently on the market, while at the same time reducing the number of tools needed to move and secure the uterus.

Blood Pressure Monitoring:
DELTRAN(R)Disposable Pressure Transducer
  In pressure monitoring, a transducer is used to convert physiological (mechanical) pressure into an electrical signal that is displayed on electronic monitoring equipment. UTMD developed, patented and is now distributing its disposable transducer as a stand-alone product, and as a component in sterile blood pressure monitoring kits through direct representatives and other medical companies in the U.S., as well as independent distributors and other medical companies internationally.

  Although other large medical companies manufacture disposable pressure transducers ("DPTs") under rights to UTMD's technology, the Company believes that the DELTRAN DPT which it manufactures remains the standard in terms of reliability and ease of use. UTMD has an automated assembly line which allows the Company to effectively compete with the largest suppliers on the basis of consistent quality and low manufacturing costs. Introduced in 1998, the DELTRAN PLUS provides a closed system for blood sampling, without the use of needles, reducing the risk of an unwanted infection for both the patient and the practitioner.

Pressure Monitoring Accessories, Components and Other Molded Parts.
  Components included in blood pressure monitoring kit configurations include flush devices, stopcocks, fluid administration sets, caps, pressure tubing, interface cables and organizers. The Company sells similar components designed for other medical companies which incorporate UTMD's technologies and designs. DELTA-CAL(TM) is a calibration device used to check proper functioning of an arterial pressure system. In addition, UTMD sells plastic molded parts on a subcontract basis to a number of medical and non-medical companies. UTMD believes that this practice helps better utilize its investment in fixed plant and equipment.

MARKETING
---------

  UTMD competes on the basis of its value-added technologies and cost effective solutions. UTMD believes that a number of its products are strong brands because they are recognized as clinically different. The Company's primary marketing challenge is to keep its customers focused on those differences and their important benefits. UTMD's specialty focus, innovation and extensive experience in its specialty are important marketing attributes which help assure its ability to successfully compete and survive in a marketplace where many suppliers are trying to degrade product differences.

  In U.S. hospitals, which represent about 60% of UTMD's sales activity, marketing efforts are clouded by who in the hospital actually makes decisions to purchase medical devices. UTMD regards clinicians who take responsibility for obtaining optimal care outcomes as the focal point of its marketing efforts. These people are often not the same ones administratively responsible for hospital purchasing decisions, but are important participants in the decision-making process.

DISTRIBUTION
------------

  UTMD believes another important success factor in the current healthcare industry is access to customers. Although the U.S. hospital supplier environment has been consolidating as a result of group purchasing organizations (GPOs), or their equivalent, establishing long term contracts with large medical device suppliers with diverse product lines in recent years, their financial relationships and true benefits for hospitals has been coming under increased scrutiny, both by hospitals' managements themselves and by the government. As a potential positive factor to UTMD's future performance, the increased scrutiny may lead to an understanding consistent with UTMD's belief that hospitals may not be currently saving money under many of the GPO contracts, and the longer term overall cost of care will be substantially higher, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace.

  The length of time and number of administrative steps required in evaluating new products for use in hospitals has grown substantially in recent years. As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for existing products. UTMD may also be unable to establish viable relationships with other medical companies that do have access to users but lack an interest in the Company's approach.

  Historically, UTMD has sold its products, especially those relating to critical care, through independent distributors and other medical companies in both domestic and international markets. Since 1991, the Company has developed a more focused direct sales organization in the United States with its own directly employed sales force. The current network of direct representatives is employed to concentrate on select market applications for UTMD products and to provide proper customer training and support. As of March 2002, the U.S. direct sales force is comprised of both outside territory representatives operating remotely geographically, as well as inside representatives who effectively operate by telephone. Through the use of its one-on-one contacts with physicians, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems. UTMD's direct representatives encourage customers to take advantage of fast and easy direct online ordering at www.order.utahmed.com.

  When hospital customers request it, UTMD will provide its products through national distribution companies, also known as Med/Surg distributors. UTMD has Med/Surg distribution agreements with Owens & Minor and McKesson/HBOC, and as a fully aligned vendor expects to be part of HealthNexis, an e- commerce business being established by five of the largest U.S. Med/Surg distributors. Sales to Med/Surg distributors currently comprise less than 10% of total domestic sales. Five years ago, national distributors and independent distributors in the U.S. represented more than 65% of UTMD's direct domestic Ob/Gyn business. In 2001, all independent U.S. distributors represented less than 20% of UTMD's domestic business.

  In addition to its own website and participation in the HealthNexis e-commerce approach, UTMD was one of the first companies to join the Global Healthcare Exchange (GHX), an independent Internet-based company created originally by five of the world's largest medical device manufacturers. GHX is a single- source solution for online purchasing of potentially all medical products needed by hospitals using their own internal ERP systems, while allowing hospitals to maintain individual supplier relationships. UTMD was selected by GHX as one of its first supplier implementation sites, with transactions involving UTMD's products beginning in early 2001. Although theoretically a powerful tool providing direct access with hospital ERP systems on a customized basis making it possible for buyers to interact in real time with UTMD over the Internet, UTMD's experience to date indicates a very slow adoption rate by hospitals. GHX's announced agreement with Neoforma in October 2001 to gain access to Neoforma's hospital clients, and announced merger with HealthNexis in December 2001, represent negative indications to UTMD that GHX can effectively help increase UTMD's business activity in the near term.

  Additionally, UTMD sells component parts to medical companies for use with their product lines. This OEM distribution channel effort is simply maximizing utilization of manufacturing resources that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD's direct distribution and marketing programs.

  Internationally, the Company sells its products through about 80 regional distributors and through about 20 OEMs (other medical manufacturers). The international business is driven by the initiative and resourcefulness of these distributors. UTMD's Internet website www.utahmed.com is a frequent conduit for international customer inquiries.

NEW PRODUCT DEVELOPMENT
-----------------------

  New product development is a key to UTMD's market identity as an innovator. Product development takes three interrelated forms: 1) improvements, enhancements and extensions of current product lines in response to clinical needs or clinician requests, 2) invention of devices that allow significantly different methods of performing medical procedures, representing a quantum improvement in safety, efficacy and/or cost of care, and 3) acquisitions of products or technology from others.

  Because of UTMD's reputation as a successful innovator, its financial strength and its established clinician user base, it enjoys a substantial flow of new product ideas. Internal development, joint development, product acquisitions and licensing arrangements are all included as viable options in the investigation of opportunities. Only a small percentage of ideas survive feasibility screening. For internal development purposes, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team. The team's objective is to have a clinically proven, manufacturable and FDA released product ready for marketing by a specific date. Approximately ten projects on the average, depending on the level of resources required, are underway at UTMD at any given time. More than 50% of assigned projects do not succeed in attaining a product that meets all of the Company's criteria. In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition. Once a product is developed, tooled, fully tested and cleared for marketing by the FDA, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution, or not having access to users because of limitations in marketing and distribution resources.

  UTMD's current product development projects are in four areas of focus: 1) obstetrics/ fetal monitoring, 2) neonatal intensive care, 3) female incontinence management, and 4) specialized procedures for the assessment and treatment of cervical/uterine disease. UTMD has filed, had issued, exclusively licensed or acquired 20 patents in the last five years. Internal product development expenses are expected to be in the range of 1-2% of sales in 2002.

  Because acquisitions are made to help grow business activity through the addition of products and technologies, UTMD considers the amortization of goodwill expense in previous years to be part of its financial cost of new product development. During 2001, the Company spent $364 (in thousands) on internal product development activities, or 1.3% of sales. In addition, expense from amortization of goodwill from previous acquisitions was $569, or 2.1% of sales, yielding a combined total of expenses related to new product development equal 3.5% of sales. In 2000, internal new product development expenses and amortization of goodwill expenses were $568 and $569 respectively (combined 4.2% of sales). In 1999, the comparable expenses were $719 and $569 respectively (4.4% of sales). Looking forward, under FASB Statement No. 142, UTMD will not have amortization of goodwill expenses in 2002 resulting from the 1997 and 1998 acquisitions, resulting in a decrease in reported expenses of $569 compared to the three prior years.

EMPLOYEES
---------

  At December 31, 2001, the Company had 234 employees, 17 of which are located in Oregon, and 30 in Ireland. The average tenure of its employees is about seven years. The Company's continued success will depend to a large extent upon its ability to retain skilled employees. No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which creative and high achieving people want to work.

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

PATENTS AND TECHNOLOGY LICENSES
-------------------------------

  The Company owns or exclusively licenses forty unexpired patents and patents pending, and is the licensee of certain other technology. There can be no assurance, however, that patents will be issued with respect to the pending applications, that marketable products will result from the patents or that issued patents can be successfully defended.

  The ability of the Company to achieve critical mass in the marketplace depends in large part on the protection afforded by its patents. In cases where competitors introduce products that may infringe on UTMD's technology, the Company has an obligation to its shareholders to defend its intangible property. Although the cost of patent litigation is substantial and reduces the Company's current performance, a successful defense of a core market franchise as represented by INTRAN, for example, may potentially represent many orders of magnitude of return in shareholder value.

  On January 16, 2002, in the United States Federal District Court for the District of Utah, a twelve member jury rendered a verdict in favor of UTMD that the Tyco/Kendallo LTP Softrans 4000 Intrauterine Pressure Catheter infringes UTMD's United States Letters Patent No. 4,785,822 for inventions relating to a "Disposable Intracompartmental Pressure Transducer." UTMD markets the Intran(R) Plus which practices this patent. The patent infringement lawsuit had been filed in early 1997. The jury awarded UTMD $20 million in damages. Entry of the final judgment is dependent upon the resolution of certain limited issues remaining to be decided by the court, expected to be decided in the near future. As part of any final judgment that may be entered in favor of UTMD, the Company intends to seek an injunction against the further marketing of Kendallo LTP's infringing product, Softrans. Kendall has indicated its intention to appeal the decision. If appealed, UTMD expects resolution by the end of 2003. No other patent infringement cases are currently pending.

  As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas. During 2001, royalty expenses included in cost of goods sold were (in thousands) $3. Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives. During 2001, the Company received $450 in royalty income, compared to $452 in 2000 and $529 in 1999. Non-operating income has been a significant portion of UTMD's past earnings. Therefore, the Company's future financial performance also depends on the performance of other companies that license UTMD's technology.

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

  Devices which are classified in Class I are subject only to the general controls concerning adulteration, misbranding, good manufacturing practices, record keeping and reporting requirements. Devices classified in Class II must, in addition, comply with performance standards promulgated by the FDA. The Company believes all of its present products are Class I or Class II products and that the Company is in full compliance with all applicable material performance standards as well as FDA quality standards, record keeping and reporting.

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

EXPORTS
-------

  Revenues from foreign customers in 2001 were (in thousands) $5,202 (19% of total sales), as compared to $5,425 (20% of total sales) in 2000, and $5,550 (19% of total sales) in 1999. Blood pressure monitoring products represented 67% of international sales in 2001, compared to 72% in 2000 and 77% in 1999. Ob/Gyn and neonatal product foreign sales were $1,718 in 2001, compared to $1,506 in 2000 and $1,290 in 1999. For financial information by geographical area, please see Notes 1,3 and 9 to the Consolidated Financial Statements.

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

BACKLOG
-------

  As a supplier of primarily disposable products, the nature of UTMD's business necessitates being very responsive to customer orders and delivering products quickly. Virtually all direct shipments to end users are accomplished within one week of receipt of customer purchase order. Backlog shippable in less than 60 days was approximately $0.3 million as of January 1, 2001 and 2000.

SEASONAL ASPECTS
----------------

  The Company's business is generally not affected by seasonal factors.

PRODUCT LIABILITY RISK MANAGEMENT
---------------------------------

  The risk of product liability lawsuits is a negative factor in UTMD's business because UTMD's products are frequently used in inherently life threatening situations to help physicians achieve a more positive outcome than what might otherwise be the case. Although UTMD's products are approved by the U.S. FDA as safe and effective, and have been used safely throughout the products' lives, in several cases in millions of uses to date, positive outcomes cannot always occur in the situations where UTMD's products are used. In litigious cultures (such as the U.S.) which are often driven by attorneys looking for contingency fee windfalls, patients may look at manufacturers of excellent medical products as possible scapegoats. The strength of UTMD's balance sheet may be an inducement for some attorneys to file a claim against UTMD. In any lawsuit against a company where an individual plaintiff suffers a permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists. However, no such damages have been awarded against UTMD in its 23 year history.

  UTMD is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its future defense should any lawsuits be filed. The best defense the Company has is the consistent conformance of its proven safe and effective products to specifications. Except where released by the courts for not being a properly designated defendant, no product liability lawsuits involving a significant injury have been filed against the Company for any of its products in the past nine years. UTMD's total product liability legal cost over the last nine years has been $21 (in thousands). UTMD is currently named in one lawsuit in which it feels it has been inappropriately named as a defendant, the cost of which should not be material to future performance.

FORWARD LOOKING INFORMATION
---------------------------

  This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by management based on information currently available. When used in this document, the words "anticipate," "believe," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties stated throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.

  General risk factors that may impact the Company's revenues include the market acceptance of competitive products, administrative practices of group purchasing organizations, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UTMD's products at lower prices, the timing and market acceptance of UTMD's own new product introductions, UTMD's ability to efficiently and responsively manufacture its products including the possible effects of lack of performance of suppliers, success in gaining access to important global distribution channels, budgetary constraints, the timing of regulatory approvals for newly introduced products, regulatory intervention in current operations and third party reimbursement of health care costs of customers.

  Risk factors, in addition to the risks outlined in the previous paragraph and elsewhere in this report that may impact the Company's assets and liabilities, as well as cash flows, include risks inherent to companies manufacturing products used in healthcare including claims resulting from the improper use of devices and other product liability claims, defense of the Company's intellectual property, productive use of assets in generating revenues, management of working capital including inventory levels required to meet delivery commitments at a minimum cost and timely collection of accounts receivable.

  Additional risk factors that may affect non-operating income include the continuing viability of the Company's technology license agreements, actual cash and investment balances, asset dispositions and acquisition activities that may require external funding agreements.

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

  UTMD is a vertically-integrated manufacturing company. Capabilities include silicone and plastics- forming operations including injection molding, insert and over-molding, thermoforming and extrusion; sensor production; manual and automated assembly of mechanical, electrical and electronic components; parts printing; various testing modalities; advanced packaging in clean room conditions; and a machine shop for mold-making and building assembly tools and fixtures. Capabilities also include an R&D laboratory for both electronic and chemical processes, software development resources, communications and computer systems networked real time internationally, and administrative offices.

ITEM 3 - LEGAL PROCEEDINGS

  The Company may be a party from time to time in ordinary routine litigation incidental to its business. The outcomes of lawsuits which are currently pending are not projected to have a materially adverse effect on UTMD's financial condition or results of operations.

  Please refer to the PATENTS AND TECHNOLOGY LICENSES section on page 10 for a description of the status of the patent infringement lawsuit filed by UTMD in 1997 against Graphic Controls, now Kendallo LTP/Tyco International, which UTMD believes continues to not have a materially adverse effect on the Company's financial condition or results of operations.

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







                  [Remainder of Page Intentionally Left Blank]

                                    PART II.
                                    --------

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.
  UTMD's common stock began trading on the Nasdaq National Market (symbol:UTMD) on March 8, 2000. Between December 26, 1996 and March 7, 2000, it traded on the New York Stock Exchange (symbol: UM). It previously traded on the Nasdaq National Market, also under the UTMD symbol. The following table sets forth the high and low sales price information as reported by Nasdaq and NYSE for the periods indicated:

                          2001                           2000

                     High        Low               High       Low
                     ----        ---               ----       ---
1st Quarter       $  10.50     $ 7.03            $ 8.00     $ 6.19
2nd Quarter          12.40       8.80              7.69       6.50
3rd Quarter          14.00       9.40              8.06       6.81
4th Quarter          13.64       9.80              8.56       6.00

Stockholders.
  The approximate number of beneficial stockholders of UTMD's common stock as of March 8, 2002 was 3,300.

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




                  [Remainder of Page Intentionally Left Blank]

ITEM 6 - SELECTED FINANCIAL DATA.
         (in thousands, except per share data)

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2001, are derived from the audited financial statements and notes thereto of UTMD and its subsidiaries, certain of which are included in this report. The selected consolidated financial data should be read in conjunction with UTMD's Consolidated Financial Statements and the Notes thereto included elsewhere in this report.


                                          Year Ended December 31
                                          ----------------------

                                   2001            2000           1999             1998            1997
                                   ----            ----           ----             ----            ----
Net Sales                      $   26,954      $   27,193      $   29,444      $   27,677     $   24,272

Net Income                          5,934           5,373           5,468           4,585          4,322

Diluted Earnings Per Share           1.14             .90             .76             .59            .51

Total Assets                       23,572          25,423          27,756          31,968         31,459

Long-term Debt                      2,501          10,000           5,934           3,098          5,571

Cash Dividends
Per Common Share                     None            None            None            None           None

                                             Quarterly Data for 2001
                                             -----------------------

                                     First Quarter      Second Quarter       Third Quarter      Fourth Quarter
                                     -------------      --------------       -------------      --------------
  Net Sales                             $    6,567          $    6,794          $    6,791          $    6,802

  Gross Profit                               3,763               3,921               3,896               3,812

  Net Income                                 1,391               1,481               1,532               1,531

  Earnings Per Share - Diluted                 .27                 .29                 .29                 .29



                                             Quarterly Data for 2000
                                             -----------------------

                                     First Quarter      Second Quarter       Third Quarter       Fourth Quarter
                                     -------------      --------------       -------------       --------------

  Net Sales                             $    6,666          $    6,956          $    6,882          $    6,690

  Gross Profit                               3,671               3,873               3,829               3,752

  Net Income                                 1,226               1,383               1,410               1,354

  Earnings Per Share - Diluted                 .19                 .22                 .23                 .27


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following comments should be read in conjunction with accompanying financial statements. Dollar amounts are in thousands except per-share amounts and where noted.

Productivity of Assets and Working Capital.
  a) Assets. Year-ending total assets were 7% lower ($1,851 in thousands) primarily as a result of depreciation of fixed assets that exceeded purchases of new assets and amortization of intangible assets. Current assets declined $191 as a result of reduced sales activity to slower-paying international customers, offset by slightly higher ending inventories. As a result, UTMD continued to increase its total asset turns which had a favorable impact on return on equity
(ROE). Net fixed assets declined $912 because depreciation exceeded new purchases; and net intangible assets declined $748 because of the amortization of goodwill and intellectual property. Year-ending 2001 net intangible assets represented 29% of total assets compared to 30% at the end of 2000. In 2002, asset turns are expected to benefit from projected sales growth while working capital remains about the same, excluding cash. Depreciation of fixed assets should continue to exceed purchases. Net intangible assets will not materially change, absent a new acquisition, because of adoption of FASB Rule No. 142 (discussed below). Cash accumulation which results after eliminating the line of credit balance in early 2002, may reduce asset turns in the absence of a new acquisition or share repurchases. Management targets 2002 total asset turns at or higher than 2001 in order to not negatively affect ROE.

  The trends in Net Property, Plant and Equipment (PP&E) and Net PP&E turns explain the trends in total assets. Net PP&E (after accumulated depreciation) in the U.S. decreased $557, while Ireland decreased $355. The current book value of consolidated PP&E is 40% of its purchase price. Management believes PP&E to be in good working order and capable of supporting increased sales activity. As a result, going forward, reported performance should be enhanced by slowing rates of depreciation expense and continuing higher PP&E turns.

  In June 2001, the FASB (Financial Accounting Standards Board) changed the accounting for business combinations, goodwill and intangible assets. Companies are required to adopt Statement No. 142 in their fiscal year beginning after December 15, 2001. Under FASB Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Income statement performance would only be affected in the case of impairment. The amount of goodwill associated with an acquisition depends on the price paid for the acquisition. Large, actively acquisitive companies that use their stock as acquisition currency tend to pay higher valuations for acquisitions.

  The goodwill on UTMD's balance sheet is the result of two acquisitions in 1997 and 1998 which were made in cash at conservative valuations. As of December 31, 2001, the goodwill on the balance sheet resulting from the two acquisitions had been reduced by 27% from the acquisition price, as a result of UTMD using previous GAAP for the purchase method of acquisition accounting. The Gesco neonatal products and CMI business acquired continue to be viable, and a vibrant part of UTMD's overall business activities, representing 24% of total sales activity in 2001. Therefore, UTMD does not expect its goodwill intangible assets to become impaired in the foreseeable future.

  Average inventory turns, although excellent at 3.7, decreased slightly in 2001 because of slightly lower sales and modestly higher average inventories compared to 2000. Management expects to achieve its targeted 4.0 average inventory turns in 2002 because sales should increase without the need for an increase in inventories. Year-ending 2001 accounts receivable (A/R) balances declined 10%. Calculated average days in A/R at 49 based on 4Q 2001 shipment activity were within management's objective. Aged A/R over 90 days from invoice date were about 6% of total A/R at year end, consistent with year-end 2000. The Company believes these older A/R are collectible or within its reserve balances for uncollectible accounts.

  Working capital at year-end 2001 was unchanged from year-end 2000 because sales activity remained about the same as the prior year, cash generated from operations went to repay long term debt and the

Company consistently and effectively managed its other current assets and liabilities. Excluding the possibility of a new acquisition or additional share repurchases, UTMD expects that 2002 working capital will increase as a result of cash generated from operations after bank debt is repaid.

  b) Liabilities. In the three years 1999-2001, UTMD's total liabilities and total debt ratio have been driven by the timing of debt incurred for financing share repurchases, not in providing cash to operate its business. Except for the Oregon building inherited as part of the 1997 CMI acquisition and a portion of its Utah parking lot, UTMD generally owns its PP&E assets, dominated by its Utah and Ireland facilities, molds, manufacturing tooling and equipment, test equipment, computer/ communications equipment and software. At the end of 2001, UTMD's total debt ratio declined to 23% from 51% at the end of 2000 as UTMD reduced its line-of-credit balance by $7.5 million. The Company had previously borrowed $9.3 million in July 1999 to complete a tender offer repurchase of 1.2 million shares and another $9.2 million in September 2000 to complete a tender offer repurchase of another 1.1 million shares. The cost of those repurchases including fees and transaction costs was $8.13/ share. Without additional significant share repurchases or a new acquisition, UTMD will be able to eliminate its remaining bank debt in 2002, yielding a total debt ratio less than 15% by the end of the year.

Results of Operations.
     a) Revenues. Total annual U.S. (domestic) sales were essentially the same in 2001 as 2000, while foreign (international) sales declined 4%. Global consolidated sales declined 1%.

  UTMD divides its domestic sales into two primary distribution channels:
"direct sales" which are sales to end user customers by UTMD's direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and "OEM sales" which are sales to other companies where products are packaged and resold as part another company's product offerings. As a percentage of total 2001 domestic sales, direct sales represented 92% compared to 92% and 91% in 2000 and 1999 respectively. In each of the three years 1999-2001, U.S. direct sales represented 74% of global consolidated sales.

  Foreign sales in 2001 were 19% of global consolidated sales compared to 20% and 19% in years 2000 and 1999 respectively. Of the 2001 foreign sales, 58% were made in Europe compared to 56% and 54% in 2000 and 1999. Ireland operations shipped 54% of foreign sales (in U.S. dollar terms) in 2001 compared to 64% in 2000 and 61% in 1999. Shipments from UTMD Ltd. (Ireland) were down 17% in Irish pound terms and down 19% in U.S. dollar terms compared to the prior year.

  UTMD groups its sales into four product-line categories: 1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician safety; 2) gynecology/electrosurgery/urology, comprised of tools for gynecological procedures associated primarily with cervical/uterine disease, including LETZ, endometrial sampling, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools; 3) neonatal care, comprised of devices that provide developmentally-friendly care to the most critically ill babies, including gaining vascular access, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/accessories/other, comprised of specialized components for invasively monitoring blood pressure on a continuous basis with pressure transducer systems, along with other components and products sold on an OEM basis to other companies. In these four categories, UTMD's primary revenue contributors often enjoy a dominant market share and typically have differentiated product features protected by patents.

  Revenues by product category:
  1. Worldwide obstetrics product sales decreased 2% and represented 46% of total sales in 2001. Obstetrics sales dollars were $12,276 in 2001 compared to $12,499 in 2000 and $13,929 in 1999. Of the $223 decline in total obstetrics sales, $125 was from decreased utilization of vacuum-assisted delivery systems
(VADS) by U.S. hospital customers. Despite hospital concern, UTMD agrees with ACOG (The American College of Obstetricians & Gynecologists) that using VADS remains the trained physician's best choice in many operative deliveries, and will continue its educational programs regarding appropriate indications and proper use of the procedure. Direct sales of the market-leading IUP catheter, Intran(R) Plus, declined 2% under active competition from Tyco/Kendallo LTP with its GPO contracts and Softrans imitation of Intran Plus. On January 16, 2002, in the United States Federal District Court for the District of Utah, a twelve member jury rendered a verdict in favor of UTMD that the Tyco/Kendallo LTP Softrans 4000 Intrauterine Pressure Catheter infringes UTMD's Intran patent. As part of any final judgment that may be entered in favor of UTMD, the Company intends to seek an injunction against the further marketing of Kendallo LTP's infringing product. In addition, cheaper, less clinically-effective products continue to represent significant competition where administrators have primary say-so in purchase decisions. Foreign obstetrics sales increased 18% even though UTMD's largest foreign distributor of obstetrics products went out of business early in the year.

  2. Worldwide gynecology/ electrosurgery/ urology product sales increased 8% overall in 2001, and represented 18% of total revenues. Gyn/ES/Uro sales dollars were $4,924 in 2001 compared to $4,552 in 2000 and $4,454 in 1999.
Electrosurgery product sales increased 4%, direct urology product sales increased 32%, OEM urology product sales decreased 7% and sales of gynecology tools and instruments, including the EndoCurette, increased 76%. Foreign sales in this category increased 10%. A number of UTMD products in this fragmented category are differentiated, so sales should continue to grow as physicians learn more about them.

  3. Worldwide neonatal product sales increased 1%, and represented 14% of total sales. Neonatal product sales were $3,801 in 2001 compared to $3,781 in 2000 and $3,807 in 1999. In 2001, UTMD stopped distributing the Bard Access Systems' Per-Q-Cath(R) neonatal PICC, replacing it with UTMD's newly developed PICC-Nate(TM). UTMD sales of Per-Q-Cath were $12, $119 and $232 in 2001, 2000 and 1999 respectively. Excluding Per-Q-Cath, global neonatal product sales increased 3%. Foreign neonatal product sales excluding Per-Q-Cath increased 30%.

  4. Worldwide blood pressure monitoring and accessories (BPM) sales declined 6%, and represented 22% of total revenues. Sales of BPM and accessories products were $5,953 in 2001 compared to $6,360 in 2000 and $7,258 in 1999. The primary factor causing the overall $407 decline was a $678 decline in foreign Deltran DPT sales. UTMD depends on the marketing efforts of its foreign distribution partners to differentiate Deltran from other BPM products. The decline in foreign sales of Deltran DPT also explains the decline in UTMD Ltd. sales activity since the Ireland facility is responsible for manufacturing the product for foreign customers. Domestic OEM sales in this category excluding sales to Baxter increased 10%. UTMD expects to be able continue to increase U.S. OEM sales of BPM products in 2002, and is working with its foreign distributors to identify how it can help improve sales activity.

  Foreign sales of Ob/Gyn and neonatal products increased 14% and totaled $1,718 for 2001. As a result of this increase and the decline in dominant foreign BPM sales, the share of Ob/Gyn and neonatal product sales increased to 33% of 2001 foreign sales compared to 28% in 2000 and 23% in 1999.

  b) Gross Profit. UTMD's average 2001 gross profit margin (GPM), the surplus after costs of manufacturing, sterilizing, packaging, inspecting and shipping products (COGS) are subtracted from net revenues, was a Company record 57.1% compared to 55.6% in 2000 and 53.6% in 1999. Royalties paid to others are also included in COGS. UTMD experienced a decline in lower margin foreign BPM product sales and an increase in higher margin domestic direct Ob/Gyn sales, resulting in a favorable product mix. Manufacturing efficiencies for the year were excellent and certain license agreements expired reducing royalties paid to others.

  With respect to gross profits in UTMD's sales channels, OEM sales are sales of UTMD products that are marketed by other companies in conjunction with their product offerings, and are not sold under UTMD's label. UTMD utilizes "OEM sales" as a means to help maximize utilization of its capabilities established to satisfy its "direct sales" business. As a general rule, prices for "OEM product sales" expressed as a multiple of direct variable manufacturing expenses are lower than for "direct sales" because in the OEM and international channels, UTMD's business partners incur the significant expenses of sales and marketing. Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.

  UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a highly complex and competitive marketplace. Management expects to achieve its GPM target again in 2002. Expected favorable influences include growth in sales volume without a similar increase in manufacturing overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products to reduce costs. Expected unfavorable influences are continued competitive pressure on pricing, especially in foreign BPM sales, and higher wage rates. UTMD expects to retain average GPMs in 2002 consistent with 2001.

  c) Operating Profit. Operating profit, or income from operations, is the surplus after operating expenses are subtracted from gross profits. Operating expenses include sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses. Operating profit increased 11% compared to the prior year. In 2001, operating profit was $9,278, compared to $8,367 in 2000 and $8,282 in 1999. UTMD was able to substantially decrease operating expenses as a percentage of sales to 22.7% in 2001 from 24.9% in 2000 and 25.5% in 1999. UTMD's operating profit margin, operating profits divided by total sales, was a Company record in 2001. The operating profit margin was 34.4% in 2001, compared to 30.8% in 2000 and 28.1% in 1999. Looking forward to 2002, assuming consistent GPMs, holding R&D and S&M expenses consistent as a ratio of sales, UTMD expects to achieve an even higher operating margin as a result of the changes in G&A expenses described below.

  Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. S&M expenses are the costs of communicating UTMD's differences and product advantages, providing training and other customer service in support of the use of UTMD's solutions and processing orders. Contract administration fees paid to GPOs are also included in S&M expenses. Although revenues and GPMs increase when the same unit sales are made by directly employed sales representatives in lieu of independent distributors or OEM customers, S&M operating expenses increase as an offset. Year 2001 S&M expenses decreased to $2.8 million from $3.2 million in 2000 and $3.8 million in 1999. As a percent of total sales, S&M operating expenses were 10.3% in 2001, 12.0% in 2000 and 12.8% in 1999. UTMD management began to actively monitor and in detail address the productivity of its direct sales people in 2000 when direct domestic sales declined 7%. UTMD was able to stop the domestic sales decline in 2001 with $1,005 lower S&M expense compared to 1999. Because of the time lag in realizing increased sales from better trained, more productive sales people, UTMD expects some of the benefits of the changes made in 2001 to accrue to 2002 sales activity. Without including consideration for the impact of an ultimate favorable outcome to its patent infringement lawsuit with Tyco/Kendallo LTP, UTMD expects to achieve an increase in its domestic sales in 2002 for the first time since 1999. Looking forward, UTMD plans higher S&M expenses during 2002 due to Group Purchasing Organization fees, increased advertising expenses and new marketing initiatives, but intends to manage S&M expenses to remain less than 11% of total sales.

  R&D expenses in 2001 were 1.3% of sales compared to 2.1% of sales in 2000 and 2.4% in 1999. In dollar terms, internal R&D expenses were $364 in 2001, $568 in 2000 and $719 in 1999. New products developed in 2001 included an alternative break-away introducer for PICC-Nate, a PICC repair kit, a new electrosurgical pen, a family of specialized microdissection needles named OptiMicro(TM), and a family of PiCCO catheters developed in collaboration with Pulsion Medical Systems to be used in Pulsion's proprietary semi-invasive cardiac output monitoring systems. The OptiMicro electrosurgery needles will be introduced to the marketplace in 1Q 2002. In addition, a number of improvements to existing Gesco neonatal products were completed, and continued collaborative work with manufacturing engineering led to improvements in manufacturing costs and techniques. The manufacturing improvements are evident in UTMD's substantially improved GPMs. In 2002, UTMD will opportunistically employ R&D resources and invest R&D expenditures where management anticipates it can get a significant return on its investments with future new product sales. Those expenses are most likely to be in the range of 1%-2% of 2002 sales.

  G&A operating expenses include the "front office" functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, risk management and protection of intellectual property. In addition to employing the personnel required to manage the preceding functions, G&A expenses include outside legal counsel, independent accounting audit fees, 401(k) administration, NASDAQ exchange fees, write-offs of uncollectible receivables, business insurance costs, corporate contributions to charitable organizations, and goodwill amortization associated with acquisitions
(GWA). G&A expenses were $2,978 in 2001, $2,940 in 2000 and $3,017 in 1999. As a percent of sales, G&A operating expenses were 11.0% in 2001, 10.8% in 2000 and 10.2% in 1999. GWA was $569 in each of the three years 2001-1999, or about 2% of sales. Because of the new FASB accounting rules regarding intangible assets, GWA will be zero in 2002. In addition, all three years included considerable litigation expenses relating to the patent infringement lawsuit with Tyco/Kendallo LTP. Although additional 2002 litigation expense is required, including the actual trial in January 2002 and later responding to a probable Tyco/Kendallo LTP appeal, UTMD anticipates lower litigation expenses in 2002. Taking these changes into consideration, UTMD expects G&A expenses in 2002 will be less than 9% of total sales.

  d) Non-operating Income, Non-operating Expense and EBT. Non-operating income includes royalties from licensing UTMD's technology to other companies, rent from leasing unutilized property to others, interest earned and capital gains from investing the Company's cash, and gains or losses from the sale of assets offset by non-operating expenses like interest expenses and bank fees on the revolving line-of-credit. Non-operating income was $202 in 2001, $53 in 2000 and $263 in 1999. Royalties received were $450 in 2001, $452 in 2000 and $529 in 1999. Royalties vary from period to period depending on the success of other companies in selling products licensed by UTMD, and the remaining life of the applicable patents. Interest expenses and bank fees associated with the line-of-credit which reduce non-operating income were $370 in 2001, $499 in 2000 and $307 in 1999. Interest costs in 2001 were lower when compared to 2000 because both interest rates and the average loan balance were lower. Assuming current interest rates remain about the average for the whole year of 2002 and no new borrowing for acquisitions or share repurchases, management expects total non-operating income to be about $200 higher in 2002 than 2001.

  Earnings before income taxes (EBT) result from adding UTMD's non-operating income to its operating profits. EBT were $9,480 in 2001, $8,420 in 2000 and $8,545 in 1999. EBT in 2001 were 12.6% higher than in 2000 because of a record operating profit margin on only slightly lower sales combined with $149 higher non-operating income. Given the projections noted above including a new record operating profit margin year in 2002 on higher sales than in 2001, and an increase in non-operating income, management expects higher EBT in 2002.

  e) Net Income, EPS and ROE. Net income is EBT minus income taxes. Net income increased 10.4% to $5,934 in 2001, from $5,373 in 2000 and $5,468 in 1999. Net income did not increase in the same proportion as EBT or operating profit increased because UTMD's 2001 effective tax rate increased. The effective income tax rate in 2001 was 37.4% compared to 36.2% in 2000 and 36.0% in 1999. Year to year fluctuations in the tax rate have resulted from 1) the use of a foreign sales corporation, 2) amount of exercised employee options which result in a tax benefit to the Company, 3) differences in distribution of state income taxes, 4) differences in profitability of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products, and 5) other factors such as R&D tax credits and actual litigation costs versus accrued expenses. The GWA associated with the 1997 Columbia Medical, Inc. acquisition is not tax deductible. In 2002, since GWA will not be an expense, there will be a favorable impact on the average tax rate. However, an offsetting unfavorable factor results from the fact that marginal tax rates increase by 5% for EBT above $10 million. UTMD expects its 2002 income tax rate to be about the same as 2001, excluding consideration for a large damages award in the Tyco/ Kendallo LTP patent infringement lawsuit. UTMD is proud that its net income expressed as a percentage of sales ranks in the top performance tier of all U.S. publicly-traded companies at 22.0%, 19.8% and 18.6% for years 2001, 2000 and 1999, respectively. This profitability performance is the primary driver for UTMD's return on shareholders' equity (ROE).

  Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take effect for stock options awarded which have exercise prices below the period's weighted average market value). Diluted 2001 EPS were a Company record, up 27% to $1.14 from $.90 in 2000. EPS in 1999 were $.76 when total sales were 8% higher. Since 1999, the combination of higher profitability and substantially fewer shares have created a substantial improvement in shareholder value in the form of higher EPS. In the four years since 1997, UTMD has increased EPS at a rate of 22% per year. UTMD management believes shareholder value is improved primarily by consistently increasing EPS. The end of 2001 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 5,210 (in thousands) compared to 5,978 and 7,197 shares in 2000 and 1999, respectively. Actual outstanding common shares as of December 31, 2001 were 5,029.

  Return on shareholders' equity (ROE) is the portion of net income retained by UTMD to internally finance its growth, divided by the average accumulated shareholders' equity during the period. ROE in 2001 was 39% compared to 34% in 2000 and 24% in 1999. This ratio determines how fast the Company can afford to grow without adding external financing that would dilute shareholder interests. For example, a 20% ROE will financially support 20% growth in revenues without issuing more stock. Record profitability and higher utilization of assets offset reduced financial leverage in creating an outstanding 2001 ROE result. In UTMD's opinion, achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. Management's goal is to consistently achieve ROE in excess of 25%. UTMD's ROE has averaged 30% per year over the last 16 years. Although the accumulation of cash in the absence of share repurchases or acquisitions could reduce total asset turns, and the elimination of long term debt would reduce financial leverage that enhances ROE, management expects to be able to achieve its ROE objective again in 2002 primarily by accomplishing another record year in profitability.

Liquidity and Capital Resources.
  a) Cash flows. Cash (and equivalent) balances were $370 at the end of 2001. UTMD effectively maintains zero-balance "sweep" cash account balances that minimize the line-of-credit balance, except for amounts held to meet operating requirements in Ireland and separate physical reserves set aside for litigation expenses and other contractual commitments where cash has been committed.

  Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $7,860 in 2001 compared to $7,825 in 2000 and $9,101 in 1999. The reason that the cash provided was about the same in 2001 as 2000 was that the increase in net income in 2001 when working capital remained consistent with the prior year, was about the same in magnitude as the working capital decrease in the prior year when net income was lower. In 1999, UTMD's net income was comparable with 2000, so the $1.3 million higher amount of cash provided in 1999 compared to 2000 resulted essentially from a $1.3 million reduction in receivables and inventories.

  The Company expended $524 during 2001 for investing activities, comprised entirely of purchases of property and equipment. During 2000, the Company used a total of $611 to purchase property and equipment and intangible assets, offset by $11 that UTMD received for selling used equipment it had replaced or no longer needed. Essentially all of the $685 UTMD used in 1999 for investing activities was for purchases of property and equipment.

  In 2001, UTMD received $316 from issuing 44,500 shares of stock upon the exercise of employee stock options and repurchased 18,500 shares of stock at a cost of $193. Employee option exercises were at an average price of $7.11 per share. Share repurchases in the open market were at an average cost of $10.45 per share, including commissions. In 2000, the Company received $85 from issuing 12,524 shares of stock on the exercise of employee stock options and paid $11,598 to repurchase 1,463,032 shares. In 1999, UTMD received $98 from issuing 13,950 shares of stock on the exercise of employee stock options and paid $12,058 to repurchase 1,606,375 shares.

  During 2001, UTMD made repayments of $7,499 on its note payable while receiving $0 in proceeds from the note. In 2000, UTMD made loan repayments of $4,884 and received $8,950 in proceeds from the note. In 1999 the Company made loan repayments of $6,231 and received $9,071 in proceeds from the note. The 2000 and 1999 loan proceeds were used to pay for UTMD share repurchases as the result of tender offers through which UTMD bought a combined 2.3 million of its shares at a total cost of $18,475.

  Management believes that future income from operations and effective management of working capital will allow the liquidity needed to finance growth plans and repay debt. Planned 2002 capital expenditures are expected to be in the range of $600 to keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UTMD plans to use cash in 2002 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases if the price of the stock remains undervalued, and if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. UTMD plans to use any cash not needed for the above pursuits during 2002 to eliminate the line-of-credit balance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

Other Financial Measures
  EBITDA (= EBT, plus depreciation and amortization expenses, plus interest expense) is a term used for measuring a company's ability to generate cash from its operations without regard for changes in working capital, cash consumed for fixed asset purchases, its cost of borrowing or income tax burden. UTMD's EBITDA in 2001 was $11.8 million, or 44% as a ratio of sales. UTMD's EBITDA has averaged 39% of sales over the last five years. The extraordinarily strong cash generation performance resulted from a combination of outstanding operating profit performance, a substantial non-cash charge to earnings from amortization of goodwill and royalty income from others' use of UTMD's technology. Management projects performance factors will remain intact for 2002 that will allow approximately $12 million again in EBITDA.

  Please note that EBITDA is not defined or described by Generally Accepted Accounting Principles. As such, it is not prepared in accordance with GAAP, is not a measure of liquidity, and is not a measure of operating results. However, the components of EBITDA are prepared in accordance with GAAP, and UTMD believes that EBITDA is an important measure of the Company's operating performance and financial well-being.

Management's Outlook.
     In summary, in 2002 UTMD plans to
     1) realize improved results from 2001 initiatives to expand sales activity;
     2) continue outstanding operating performance, and set new Company records for profitability as a percent of sales;
     3)   sustain the patent infringement verdict and recover damages; and
     4) actively look for new acquisitions to build a platform for continued growth.

  As a first indication of improving sales activity, 4Q01 was the first quarter in eight consecutive calendar quarters that UTMD achieved positive revenue growth relative to the same quarter in the prior year. The following factors provide optimism that 2002 will demonstrate renewed top line growth:
  1) The direct U.S. sales team has been revitalized as a resource for achieving UTMD's objectives to help clarify clinician needs, responsively provide valuable solutions for those needs and assure timely support for clinical customers' use of UTMD's solutions.
  2) Key U.S. hospital accounts that were converted back to UTMD's flagship products during 2001 will add significant business activity simply by virtue of being back purchasing products during a full year.
  3) UTMD terminated its last speciality distributor, on which it relied for promotional sales activities, effective 12-31-01 (not including national JIT distributors that continue on request of hospital customers to perform inventory functions). The terminated distributor was responsible for 6% of total domestic direct sales in 2001. If UTMD can retain the prior business activity, sales will increase because direct customer prices for the same products will be higher than UTMD's previous wholesale prices to the distributor. Historically, UTMD's direct sales representatives have consistently been able not only to retain prior business activity but substantially increase it after the termination of a regional distributor.
  4) UTMD expects that new products that did not materially contribute to 2001 performance will make a more material contribution in 2002, e.g., PICC-Nate, EndoCurette and OptiMicro needles. All offer important clinical benefits.
  5) Internationally, specialty Ob/Gyn product sales grew rapidly in 2001 and should continue the momentum in 2002. The new Pulsion PiCCO catheter should materially add to foreign sales if Pulsion and its marketing partners prove successful in gaining broader acceptance of the advanced method of measuring cardiac output.
  6) UTMD achieved some success in 2001 in gaining more OEM interest in utilizing its capabilities, and expects some of those projects may begin to come to fruition in 2002.

  Of course, UTMD feels strongly about the merits of its infringement claims regarding its patented flagship product, Intran Plus. The lawsuit has been in process for five years, and has required a huge commitment of limited UTMD resources, which negatively affected past performance. In UTMD's opinion, copying strategies work as a business approach for large commodity-oriented (not innovative) companies because small specialized "single-product" companies do not command the financial resources to fight a protracted complex legal battle in the courts to defend their technologies. UTMD's employees are gratified that the Utah Federal District Court jury found that UTMD's patent was valid and that Graphic Controls, now Tyco/Kendallo LTP, infringed it. Since Tyco/Kendallo LTP introduced Softrans (their copy of Intran Plus) in 1996, which was found to have infringed the UTMD patent, they have significantly diminished UTMD's market share aided by their GPO contracts for broad commodity product lines and greater sales and marketing resources. Tyco/Kendallo LTP appears to have taken about 40% of UTMD's previous IUPC business. The jury awarded UTMD $20 million in damages, representing an estimate of the profits that UTMD has lost to date. If Tyco appeals as they have indicated they will, UTMD will work to protect the verdict, although we expect a significant struggle based on the last five years' experience with the amount of money and lawyers that Tyco will deploy. Given the uncertainty of a complex legal process, UTMD will reserve its projection of the significant impact that an ultimate victory would have on its business until the case is finally closed. However, the appeal process will not require new discovery or new testimony by witnesses, and therefore should be completed before the end of 2003.

  UTMD will continue to focus on differentiating itself, especially from large commodity-oriented competitors. UTMD is small, but its employees are experienced and diligent in their work. Our passion is in providing innovative clinical solutions that will help reduce health risks for women and their babies. The Company has a defined focus, and does not seek to become big as a primary motivation. We just want to do an excellent job in meeting our customers' needs, and provide our shareholders with excellent returns. The reliability and performance of UTMD's products is high and represents significant clinical benefits as well as minimal total cost of care. Physicians do care about the well-being of their patients, but their time is limited to evaluate choices, and they have hospital administrators to deal with who often look at the initial price of a product, period. UTMD is hopeful that recent Federal congressional attention on the activities of GPO's will begin to shine a brighter light on their anti-competitive practices that are not in the best interest of U.S. patients or their physicians. In the U.S., UTMD will continue to leverage its reputation as an innovator which will responsively take on challenges to work with physicians who use its products in specialty hospital areas, or outside the hospital in their office practices. Internationally, where UTMD must depend on the knowledge, focus, relationships and energy of independent distributors, management will continue to closely monitor performance and recruit needed new business partners. In 2002, UTMD expects its Ireland subsidiary, which shipped only 54% of foreign sales in 2001 because of weak BPM product sales, to improve from its 2001 performance and make a more important contribution to UTMD's overall performance. We expect the Oregon operation to continue the excellent OEM performance it demonstrated in 2001.

  In 2001, UTMD again demonstrated a high positive cash flow reflected by record EBITDA performance of 44% of sales, managing its working capital effectively and keeping new capital expenditures substantially below its rate of depreciation of existing assets. Enough time has passed allowing reduction of debt that UTMD's balance sheet is back in shape for another acquisition without diluting shareholders interest by issuing more stock. In considering acquisitions, UTMD looks to acquire successful companies that will enhance its specialist focus. When we acquire a company, it probably will be for cash, with the idea that we will be able to retain key resources that helped make it successful, and not gut the acquired company simply to gain financial benefits. Because current market values seem closer to acquisition values that will allow realistic accretive results, UTMD intends to increase its acquisition search activity in 2002.

  UTMD's technologies are current, and ideas often leading, but we believe in the "old-fashioned" approach of building a long term stable business that will achieve predictable future results allowing job security for our employees who are diligent in their work, consistent returns for our shareholders and continued excellent services for customers who depend on us. Rather than devoting limited resources to a large public relations effort promoting the Company's stock, we focus our resources on Company business.

  Over the last four years, UTMD has achieved some significant accomplishments:
1) compounded EPS growth of 22% per year; 2) repurchase of 40% of the ownership of the Company (net of all option exercises) for $25 million (3.3 million net shares at an average cost of $7.63 per share including commissions and other repurchase costs); 3) two acquisitions costing $11.5 million which accounted for 24% of total sales in 2001; and, 4) an apparent successful effort defending the patent rights of UTMD's flagship product technology and core franchise of UTMD's market identity, plus a $20 million lost profits award.

  Looking back, UTMD's EPS were up 27% in 2001, and the $13.61 ending share price was up 81% relative to the end of 2000. The NASDAQ Composite, S&P 500 Index and DJIA were all down, 21%, 13% and 7% respectively. With 2001 EPS of $1.14, UTMD's year-end price to earnings ratio (PER) was still only 11.9, suggesting that a combination of PER expansion to closer to the market average and continued increase in EPS performance could again provide exceptional shareholder returns in 2002.


Accounting Policy Changes.
  In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. According to the requirements of SFAS 142, the Company will no longer amortize the goodwill associated with its 1997 and 1998 acquisitions and will begin to regularly assess its goodwill for impairment. The book value of goodwill related to these acquisitions at December 31, 2001 was (in thousands) $6,245.

  The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement, which amends SFAS No. 19, establishes accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires all entities with a legal obligation to retire tangible, long-lived assets to record the retirement costs as a liability on an entity's balance sheet. The effective date for this Statement is June 15, 2002. Management does not believe the adoption of Statement 143 will have any material effect on its financial statements since the Company does not hold title to any tangible assets which would have to be retired under a legal obligation.

  The FASB recently issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets". The new guidance resolves implementation issues related to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Statement 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of Statement 144 will have any material effect on its financial statements since goodwill is no longer required to be allocated to long-lived assets when testing for impairment.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Prior to January 1, 2002, the Company had manufacturing operations, including related assets, in Ireland denominated in Irish Pounds, and sold products under agreements denominated in various Western European currencies. The Irish Pound and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate for the Irish Pound was .8869, .8354 and ..7828 per U.S. Dollar as of December 31, 2001, 2000 and 1999, respectively. Please see Note 1, page F-9. On January 1, 2002, UTMD converted its Irish operations and assets to the Euro currency, consistent with conversion of Ireland and many other Western European countries to the new common Euro currency. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

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

    4           4           Designation of Rights, Privileges, and Preferences   Incorporated by
                            of Series "A" Preferred Stock                        Reference(1)

    5          10           Employment Agreement dated December 21, 1992         Incorporated by
                            with Kevin L. Cornwell*                              Reference(2)

    6          10           Amendment, effective May 15, 1998, to Employment     Incorporated by
                            Agreement dated December 21, 1992 with Kevin L.      Reference(3)
                            Cornwell*

    7          10           Utah Medical Products, Inc., 1994 Employee           Incorporated by
                            Incentive Stock Option Plan*                         Reference(1)

    8          10           Utah Medical Products, Inc., 1993 Directors'         Incorporated by
                            Stock Option Plan                                    Reference(1)

    9          10           Utah Medical Products, Inc., Performance             Incorporated by
                            Option Plan*                                         Reference(1)

   10          10           Business Loan Agreement, dated April 14, 2000        Incorporated by
                            Between Utah Medical Products, Inc and Key Bank      Reference(4)
                            National Association

   11          10           Promissory Note, dated March 27, 2001 to             Incorporated by
                            Key Bank National Association                        Reference(5)






                            SEC
Exhibit #   Reference #     Title of Document                                    Location
---------   -----------     -----------------                                    --------

   12          21           Subsidiaries of Utah Medical Products, Inc.          Incorporated by
                                                                                 Reference(6)

   13          23           Consent of Tanner + Co., Company's independent       This Filing
                            auditors for the years ending December 31, 2001,
                            December 31, 2000, and December 31, 1999

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

      (5) Incorporated by reference from the Company's quarterly report on form
          10-Q filed with the Commission for the quarter ended March 31, 2001.

      (6) Incorporated by reference from the Company's annual report on form
          10-K filed with the Commission for the year ended December 31, 1999.


(b)  Reports on Form 8-K.

      On January 30, 2002, UTMD filed a report on Form 8-K, Item 5, Other Events, providing additional financial information prior to the filing of this Form 10-K.
      On January 18, 2001, UTMD filed a report on Form 8-K, Item 5, Other Events, reporting that it received a favorable jury verdict on 1/16/02 in its patent infringement action against Kendallo LTP, and that UTMD was awarded $20 million in lost profits by the jury.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 29th day of March, 2002.

                           UTAH MEDICAL PRODUCTS, INC.



                          By:         /s/ Kevin L. Cornwell
                             -------------------------------------------
                             Kevin L. Cornwell
                             Chairman and CEO



                          By:         /s/ Greg A. LeClaire
                             -------------------------------------------
                             Greg A. LeClaire
                             Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of March, 2002.




                          By:         /s/ Stephen W. Bennett
                             --------------------------------------------
                             Stephen W. Bennett, Director



                          By:         /s/ Kevin L. Cornwell
                             --------------------------------------------
                             Kevin L. Cornwell, Director



                          By:         /s/ Ernst G. Hoyer
                             --------------------------------------------
                             Ernst G. Hoyer, Director



                          By:         /s/ Barbara A. Payne
                             --------------------------------------------
                             Barbara A. Payne, Director



                          By:         /s/ Paul O. Richins
                             --------------------------------------------
                             Paul O. Richins, Director

[GRAPHIC OMITTED]

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
December 31, 2001 and 2000
Consolidated Financial Statements

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Index to Consolidated Financial Statements


--------------------------------------------------------------------------------





                                                                       Page
                                                                       ----


Independent Auditors' Report                                            F-2


Consolidated balance sheet                                              F-3


Consolidated statement of income and other comprehensive income         F-4


Consolidated statement of stockholders' equity                          F-5


Consolidated statement of cash flows                                    F-6


Notes to consolidated financial statements                              F-8

--------------------------------------------------------------------------------

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                                    INDEPENDENT AUDITORS' REPORT







To the Board of Directors and Stockholders of Utah Medical Products, Inc.


We have audited the consolidated balance sheet of Utah Medical Products, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.




                                                                /s/ TANNER + CO.




Salt Lake City, Utah
January 15, 2002

                                                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                                                    Consolidated Balance Sheet
                                                                                (In Thousands)

                                                                                  December 31,
----------------------------------------------------------------------------------------------

              Assets
              ------                                               2001            2000
                                                             --------------------------------
Current assets:
     Cash                                                    $            370     $       414
     Accounts receivable, net (note 2)                                  3,585           3,979
     Inventories (note 2)                                               3,248           3,005
     Prepaid expenses and other current assets                            155             137
     Deferred income taxes (note 6)                                       515             529
                                                             --------------------------------

                  Total current assets                                  7,873           8,064

Property and equipment, net (note 3)                                    8,877           9,789

Other assets, net (note 2)                                              6,822           7,570
                                                             --------------------------------

                  Total                                      $         23,572     $    25,423
                                                             --------------------------------

---------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable                                        $            457     $       683
     Accrued expenses (note 2)                                          2,017           1,963
                                                             --------------------------------

                  Total current liabilities                             2,474           2,646

Note payable (note 4)                                                   2,501          10,000
Deferred income taxes (note 6)                                            390             430
                                                             --------------------------------

                  Total liabilities                                     5,365          13,076
                                                             --------------------------------

Commitments and contingencies (notes 5 and 10)                              -               -

Stockholders' equity:
     Preferred stock $.01 par value; authorized 5,000
       shares; no shares issued or outstanding                              -               -
     Common stock $.01 par value; authorized 50,000
       shares; issued 5,029 shares in 2001 and
       5,003 shares in 2000                                                50              50
     Cumulative foreign currency translation adjustment                (1,816)         (1,559)
     Retained earnings                                                 19,973          13,856
                                                             --------------------------------

                  Total stockholders' equity                           18,207          12,347
                                                             --------------------------------

                  Total                                      $         23,572     $    25,423
                                                             --------------------------------

---------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


                                            UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                         Consolidated Statement of Income and Other Comprehensive Income
                                                (In Thousands, Except Per Share Amounts)

                                                                Years Ended December 31,
----------------------------------------------------------------------------------------


                                                      2001         2000         1999
                                                  -------------------------------------
Net sales (notes 9 and 10)                        $     26,954   $  27,193   $   29,444

Cost of sales (note 10)                                 11,561      12,068       13,648
                                                  -------------------------------------

              Gross margin                              15,393      15,125       15,796

Expenses:
      Sales and marketing                                2,773       3,250        3,778
      Research and development                             364         568          719
      General and administrative                         2,978       2,940        3,017
                                                  -------------------------------------

              Income from operations                     9,278       8,367        8,282

Other income (expense):
     Dividend and interest income                            9          39           34
     Royalty income                                        450         452          529
     Interest expense                                     (370)       (496)        (296)
     Other, net                                            113          58           (4)
                                                  -------------------------------------

              Income before income tax expense           9,480       8,420        8,545

Income tax expense (note 6)                             (3,546)     (3,047)      (3,077)
                                                  -------------------------------------

              Net income                          $      5,934   $   5,373   $    5,468
                                                  -------------------------------------

Earnings per common share (basic)                 $        1.18  $     .90   $      .76
 (notes 7 and 8)                                  -------------------------------------

Earnings per common share (diluted)               $        1.14  $     .90   $      .76
  (notes 7 and 8)                                 -------------------------------------

Other comprehensive income - foreign
  currency translation net of taxes of
  $(87), $(109) and $(252)                                (170)       (200)        (489)
                                                  -------------------------------------

              Total comprehensive income          $      5,764   $   5,173   $    4,979
                                                  -------------------------------------



---------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.



                                                                                   UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                                                                 Consolidated Statement of Stockholders' Equity
                                                                                                                 (In Thousands)

                                                                                  Years Ended December 31, 2001, 2000, and 1999
-------------------------------------------------------------------------------------------------------------------------------




                                                                                         Cumulative
                                                                                           Foreign
                                                    Common Stock          Additional      Currency
                                            ----------------------------    Paid-In     Translation     Retained
                                                 Shares       Amount        Capital      Adjustment     Earnings          Total
                                            ----------------------------------------------------------------------------------
Balance, January 1, 1999                           8,046      $     80      $   --        $   (509)     $ 26,446      $ 26,017

Shares issued upon exercise of
employee stock options for cash                       13          --              98          --            --              98

Tax benefit attributable to appreciation of
stock options                                       --            --               5          --            --               5

Common stock purchased and retired                (1,606)          (16)         (103)         --         (11,939)      (12,058)

Foreign currency translation adjustment             --            --            --            (741)         --            (741)

Net Income                                          --            --            --            --           5,468         5,468
                                            ----------------------------------------------------------------------------------

Balance, December 31, 1999                         6,453            64          --          (1,250)       19,975        18,789

Shares issued upon exercise of
employee stock options for cash                       13          --              85          --            --              85

Tax benefit attributable to appreciation of
stock options                                       --            --               7          --            --               7

Common stock purchased and retired                (1,463)          (14)          (92)         --         (11,492)      (11,598)

Foreign currency translation
  adjustment                                        --            --            --            (309)         --            (309)

Net income                                          --            --            --            --           5,373         5,373
                                            ----------------------------------------------------------------------------------

Balance, December 31, 2000                         5,003            50          --          (1,559)       13,856        12,347

Shares issued upon exercise of
employee stock options for cash                       45          --             316          --            --             316

Tax benefit attributable to appreciation of
stock options                                       --            --              60          --            --              60

Common stock purchased and retired                   (19)         --            (376)         --             183          (193)

Foreign currency translation adjustment             --            --            --            (257)         --            (257)

Net income                                          --            --            --            --           5,934         5,934
                                            ----------------------------------------------------------------------------------

Balance, December 31, 2001                         5,029   $        50      $   --       $  (1,816)  $    19,973    $   18,207
                                            ----------------------------------------------------------------------------------




See accompanying notes to consolidated financial statements.



                                                         UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                                                 Consolidated Statement of Cash Flows
                                                                                       (In Thousands)

                                                                             Years Ended December 31,
-----------------------------------------------------------------------------------------------------



                                                                2001            2000         1999
                                                           -----------------------------------------

Cash flows from operating activities:
  Net income                                               $      5,934     $     5,373    $   5,468
  Adjustments to reconcile net income to
    net cash provided by operating activities:
   Depreciation and amortization                                  1,933           2,191        2,192
   Provision for recovery of losses on accounts
     receivable                                                      70              27          (16)
   Gain (loss) on disposal of assets                                  6               1           (1)
   Deferred income taxes                                            (26)            (13)         (81)
   Tax benefit attributable to exercise
     of stock options                                                60               7            5
   (Increase) decrease in:
     Accounts receivable                                            164              57            1
     Accrued interest, grant claims, and other
       receivables                                                  121             (12)         404
     Inventories                                                   (239)            165          903
     Prepaid expenses and other current assets                      (20)             27          (14)
   Increase (decrease) in:
     Accounts payable                                              (208)            149           21
     Accrued expenses                                                65            (147)         221
     Deferred revenue                                                 -               -           (2)
                                                           -----------------------------------------
           Net cash provided by
           operating activities                                   7,860           7,825        9,101
                                                           -----------------------------------------

Cash flows from investing activities:
  Capital expenditures for:
    Property and equipment                                         (524)           (361)        (684)
    Intangible assets                                                 -            (250)          (2)
  Proceeds from sale of property and equipment                        -              11            1
                                                           -----------------------------------------
           Net cash used in
           investing activities                                    (524)           (600)        (685)
                                                           -----------------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            316              85           98
  Common stock purchased and retired                               (193)        (11,598)     (12,058)
  Proceeds from note payable                                          -           8,950        9,071
  Repayments of note payable                                     (7,499)         (4,884)      (6,231)
                                                           -----------------------------------------
           Net cash (used in)
           financing activities                                  (7,376)         (7,447)      (9,120)
                                                           -----------------------------------------

Effect of exchange rate changes on cash                              (4)            (11)         (16)
                                                           -----------------------------------------

Net decrease in cash                                                (44)           (233)        (720)

Cash at beginning of year                                           414             647        1,367
                                                           -----------------------------------------

Cash at end of year                                        $        370     $       414   $      647
                                                           -----------------------------------------

----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                                             UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                                      Consolidated Statement of Cash Flow
                                                                           (In Thousands)
                                                                                Continued

------------------------------------------------------------------------------------------


Supplemental disclosures of cash flow information:


                                                         Years Ended
                                                        December 31,
                                    -----------------------------------------------------
                                           2001             2000              1999
                                    -----------------------------------------------------
  Cash paid during the year for:

         Income taxes               $        3,399     $       3,308     $      2,972
                                    -----------------------------------------------------

         Interest                   $          370     $         496     $        296
                                    -----------------------------------------------------






See accompanying notes to consolidated financial statements.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements

                                   Years Ended December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------

1. Summary of
   Significant
   Accounting
   Policies
               Organization
               Utah Medical Products, Inc. and its wholly owned subsidiaries, principally Utah Medical Products Ltd., which operates a manufacturing facility in Ireland, and Columbia Medical, Inc. (the Company) are in the business of producing specialized devices for the health care industry. The Company's broad range of products includes those used in critical care areas and the labor and delivery departments of hospitals, as well as outpatient clinics and physician's offices. Products are sold in both domestic U.S. and international markets.


               Use of Estimates in the Preparation of Financial Statements
               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although actual results could differ from those estimates, management believes it has considered and disclosed all relevant information in making it's estimates that affect reported performance and current values.

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



 1. Summary of
    Significant
    Accounting
    Policies
   (Continued)

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

               Building and improvements             30-40 years
               Furniture, equipment, and tooling      3-10 years

               Revenue Recognition
               Revenue from product sales is generally recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company also provides for the estimated cost that may be incurred for product warranties and unforeseen uncollectible accounts. The Company believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of SAB 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured.

               Intangible Assets
               Costs associated with the acquisition of patents, trademarks, goodwill, license rights, and non-compete agreements are capitalized and have been amortized using the straight-line method over periods ranging from 5 to 17 years. In the future per SFAS No. 142, the Company will no longer amortize the remaining goodwill associated with its 1997 and 1998 acquisitions.

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

1. Summary of
   Significant
   Accounting
   Policies
  (Continued)

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

               Translation of Foreign Currencies
               Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars at the applicable exchange rates at year-end. Net gains or losses resulting from the translation of the Company's assets and liabilities are reflected as a separate component of stockholders' equity. A negative translation impact on stockholders' equity reflects a current relative U.S. Dollar value higher than at the point in time that assets were actually acquired in a foreign currency. A positive translation impact would result from a U.S. Dollar weaker in value than at the point in time foreign assets were acquired.

               Income and expense items are translated at the weighted (based on when transactions actually occurred) average rate of exchange during the year.

               Loans to Related Parties
               Except as listed below or further disclosed in these notes, the Company has not made material loans to related entities including employees, directors, shareholders, suppliers or customers, nor does it guarantee the debt of related entities.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1. Summary of
   Significant
   Accounting
   Policies
  (Continued)

               Concentration of Credit Risk
               The primary concentration of credit risk consists of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations as reflected by its reserves.

               The Company's customer base consists primarily of hospitals, medical product distributors, physician practices and others directly related to healthcare providers. Although the Company is affected by the well- being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2001.

               The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalent balances.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2. Detail of
   Certain
   Balance
   Sheet
   Accounts
                                                   December 31,
                                       ------------------------------------
                                              2001              2000
                                       ------------------------------------
Accounts receivable (in thousands):
     Trade receivables                 $            3,776   $         3,979
     Grant claim receivables                          (50)               42
     Accrued interest and other                         9                38
     Less allowance for
       doubtful accounts                             (150)              (80)
                                       ------------------------------------

                                       $            3,585   $         3,979
                                       ------------------------------------


Inventories (in thousands):
     Finished products                 $            1,142  $            882
     Work-in-process                                  835               764
     Raw materials                                  1,271             1,359
                                       ------------------------------------

                                       $            3,248  $          3,005
                                       ------------------------------------


Other assets (in thousands):
     Goodwill                          $            8,533  $          8,533
     Patents                                        1,893             1,893
     License rights                                   293               293
     Trademarks                                       224               224
     Non-compete agreements                           175               175
                                       ------------------------------------

                                                   11,118            11,118
     Accumulated amortization                      (4,296)           (3,548)
                                       ------------------------------------

                                       $            6,822   $         7,570
                                       ------------------------------------



Accrued expenses (in thousands):
     Payroll and payroll taxes         $            1,021   $           858
     Reserve for litigation costs                     538               662
     Other                                            458               443
                                       ------------------------------------

                                       $            2,017   $         1,963
                                       ------------------------------------

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3. Property
   and
   Equipment

               Property and equipment consists of the following (in thousands):


                                                       December 31,
                                                  ----------------------
                                                      2001        2000
                                                  ----------------------

               Land                               $      927   $     945
               Buildings and improvements              7,199       7,328
               Furniture, equipment, and tooling      13,683      13,548
               Construction-in-progress                  202          54
                                                  ----------------------
                                                      22,011      21,875

               Accumulated depreciation and
                 amortization                        (13,134)    (12,086)
                                                  ----------------------
                                                  $    8,877   $   9,789
                                                  ----------------------


               Included in the Company's consolidated balance sheet are the assets of its manufacturing facilities in Utah, Oregon and Ireland. Property and equipment, by location are as follows (in thousands):



                                                             December 31, 2001
                                             -----------------------------------------------
                                               Utah       Oregon        Ireland      Total
                                             -----------------------------------------------
               Land                          $    621     $   --       $    306     $    927
               Building and improvements        3,900           32        3,267        7,199
               Furniture, equipment,  and
                 tooling                       11,793        1,251          639       13,683
               Construction-in-progress           202         --           --            202
                                             -----------------------------------------------

               Total                           16,516        1,283        4,212       22,011

               Accumulated depreciation
                 and amortization             (11,200)      (1,136)        (798)     (13,134)
                                             -----------------------------------------------
               Property and equipment,
                 net                         $  5,316     $    147     $  3,414     $  8,877
                                             -----------------------------------------------

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


3. Property
   and
   Equipment
  (Continued)


                                                          December 31, 2000
                                             -----------------------------------------------
                                                Utah        Oregon      Ireland       Total
                                             -----------------------------------------------
               Land                          $    621     $   --       $    324     $    945
               Building and improvements        3,827           32        3,469        7,328
               Furniture, equipment,  and
                tooling                        11,611        1,262          675       13,548
               Construction-in-progress            54         --           --             54
                                             -----------------------------------------------

               Total                           16,113        1,294        4,468       21,875

               Accumulated depreciation
                and amortization              (10,428)        (959)        (699)     (12,086)
                                             -----------------------------------------------

               Property and equipment,
                net                          $  5,685     $    335     $  3,769     $  9,789
                                             -----------------------------------------------


4. Note
   Payable

               The Company has an unsecured bank line-of-credit agreement which allows the Company to borrow up to a fixed maximum amount (in thousands) of $14,500 at an interest rate equal to either the bank's LIBOR rate plus 1.35%, or the bank's prime rate. The line-of-credit- balance matures on April 14, 2003 and had outstanding balances of (in thousands) $2,501 and $10,000 on December 31, 2001 and 2000, respectively. The principal financial loan covenants are a restriction on the total amount available for borrowing to 2.5 times the last twelve months' EBITDA, which as of December 31, 2001 was equal to (in thousands) $29,500, and a requirement to maintain a current ratio in excess of 2.0 for each quarter which in 2001 ranged from 2.6 to 3.4.


5. Commitments
   and
   Contingencies

               Operating Leases
               The Company has a lease agreement for land adjoining the Company's Utah facility for a term of forty years commencing on September 1, 1991. On September 1, 2001 and subsequent to each fifth lease year, the basic rental will be adjusted for published changes in a price index. The Company also leases its CMI building in Oregon under a short term noncancelable operating lease. Rent expense charged to operations under these operating lease agreements was approximately (in thousands) $101, $98 and $103 for the years ended December 31, 2001, 2000 and 1999, respectively.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5. Commitments
   and
   Contingencies
  (Continued)

               Future minimum lease payments under its lease obligations as of December 31, 2001 were as follows (in thousands):


               Year's ending December 31:                     Amount
               --------------------------                -----------------

               2002                                      $              62
               2003                                                     37
               2004                                                     37
               2005                                                     37
               2006                                                     37
               Thereafter                                              962
                                                         -----------------

               Total future minimum lease payments       $           1,172
                                                         -----------------

               Product Liability
               The Company is self-insured for product liability risk. "Product liability" is an insurance industry term for the cost of legal defense and possible eventual damages awarded as a result of use of a company's product during a procedure that results in an injury of a patient. The Company maintains a reserve for product liability litigation and damages consistent with it's previous long-term experience. Actual product liability litigation costs and damages during the last three reporting years have been immaterial which is consistent with the Company's overall history.

               The Company absorbs the costs of clinical training, trouble-shooting and product warranties in its on-going operating expenses.


               Litigation
               The Company is involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business. The Company believes that pending litigation will not have a materially adverse effect on its financial condition or results of operations.

               Irish Development Agency
               In order to satisfy requirements of the Irish Development Agency in assisting the start-up of its Ireland subsidiary, the Company agreed to invest certain amounts and maintain a certain capital structure in its Ireland subsidiary. The effect of these financial relationships and commitments are reflected in the consolidated financial statements and do not represent any significant credit risk that would affect future liquidity.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6. Income Taxes


               Deferred tax assets (liabilities) consist of the following temporary differences (in thousands):


                                                                 December 31,
                                                  ----------------------------------------
                                                          2001                2000
                                                  ----------------------------------------
                                                               Long-               Long-
                                                   Current     term    Current     term
                                                  ----------------------------------------
               Inventory write-down and unicap      $ 184   $  --      $   153   $  --
               Allowance for doubtful accounts         51      --           27      --
               Accrued liabilities and reserves       264      --          278      --
               Other                                   16       183         71      --
                                                  ----------------------------------------

               Depreciation and amortization         --         (60)      --        (196)
               Earnings from subsidiary              --        (513)      --        (234)
                                                  ----------------------------------------

               Deferred income taxes, net           $ 515    $ (390)     $ 529    $ (430)
                                                  ----------------------------------------

               The   components  of  income  tax  expense  are  as  follows  (in thousands):

                                                          Years Ended
                                                          December 31,
                                                -------------------------------
                                                  2001        2000        1999
                                                -------------------------------

               Current                          $ 3,520     $ 3,039     $ 3,158
               Deferred                              26           8         (81)
                                                -------------------------------

               Total                            $ 3,546     $ 3,047     $ 3,077
                                                -------------------------------

               Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows (in thousands):

                                                         Years Ended
                                                         December 31,
                                             -----------------------------------
                                               2001          2000         1999
                                             -----------------------------------

               Federal income tax expense at
                 the statutory rate          $ 3,062      $ 2,863      $ 2,905
               State income taxes                474          436          427
               Foreign sales corporation         (60)         (79)         (75)
               Other                              70         (173)        (180)
                                             -----------------------------------

               Total                         $ 3,546      $ 3,047      $ 3,077
                                             -----------------------------------

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7. Options


               The Company has stock option plans which authorize the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate 2,800,000 shares of common stock. All options granted under the plans are granted at current market value at date of grant, and may be exercised between six months and ten years following the date of grant. The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees, and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company.

               Changes in stock options were as follows:


                                                                    Price Range
                                                    Shares           Per Share
                                                 --------------------------------------
               2001
               Granted                               81,400    $   9.125  -  $   12.00
               Expired or canceled                   28,855         6.50  -      14.25
               Exercised                             44,500         6.50  -      11.50
               Total outstanding at December 31   1,082,878         6.50  -      14.25
               Total exercisable at December 31     912,185         6.50  -      14.25

               2000
               Granted                               96,200    $    6.63  -   $   7.75
               Expired or canceled                  107,500         6.50  -      14.25
               Exercised                             12,524         6.50  -       7.75
               Total outstanding at December 31   1,074,833         6.50  -      14.25
               Total exercisable at December 31     821,462         6.50  -      14.25

               1999
               Granted                              267,000    $    6.50  -  $    7.75
               Expired or canceled                  147,174         6.50  -      14.25
               Exercised                             13,950         6.75  -       7.25
               Total outstanding at December 31   1,098,657         6.50  -      14.25
               Total exercisable at December 31     665,533         6.50  -      14.25

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7. Options
  (Continued)

               For the years ended December 31, 2001, 2000 and 1999, the Company reduced current income taxes payable and increased additional paid-in capital by (in thousands) $60, $7 and $5, respectively, for the income tax benefit attributable to appreciation of common stock related to stock options.

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


                                                        Years Ended
                                                         December 31,
                                             ----------------------------------
                                                  2001        2000       1999
                                             ----------------------------------

               Net income as reported        $   5,934   $    5,373   $   5,468
               Net income pro forma          $   5,686   $    4,970   $   4,888
               Earnings per share assuming
                 dilution as reported        $    1.14   $      .90   $     .76
               Earnings per share assuming
                 dilution pro forma          $    1.09   $      .83   $     .68

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                          Years Ended
                                                           December 31,
                                               --------------------------------
                                                  2001        2000       1999
                                               --------------------------------

               Expected dividend yield         $     --    $    --    $     --
               Expected stock price volatility     44.6%      45.9%      47.5%
               Risk-free interest rate
                (weighted average)                  4.9%       6.6%       4.7%
               Expected life of options        5.0 years  4.5 years  3.5 years
                                               --------------------------------

               The  per-share  weighted  average  fair value of options  granted
               during   2001,   2000  and  1999  is  $4.27,   $3.09  and  $2.56,
               respectively.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7. Options
  (Continued)

               The following table summarizes information about stock options outstanding at December 31, 2001:


                                       Options Outstanding             Options Exercisable
                              ------------------------------------  -------------------------
                                             Weighted
                                             Average
                                             Remaining   Weighted                Weighted
                  Range of                  Contractual   Average                Average
                  Exercise       Number        Life      Exercise    Number      Exercise
                   Prices      Outstanding    (Years)     Price    Exercisable    Price
               ------------------------------------------------------------------------------
               $6.50 -  8.00      604,209      5.76      $  6.96    505,716      $  7.00
               9.125 - 14.25      478,669      4.72      $ 11.38    406,469      $ 11.74
               ------------------------------------------------------------------------------

               $6.50 - 14.25    1,082,878      5.30      $ 8.91     912,185      $  9.11
               ------------------------------------------------------------------------------

8.  Earnings Per
    Share

               Financial accounting standards require companies to present basic and diluted earnings per share (EPS) along with additional informational disclosures. Information related to EPS is as follows (in thousands, except per share amounts):


                                                             Years Ended
                                                             December 31,
                                                    ----------------------------
                                                     2001       2000       1999
                                                    ----------------------------
               Basic EPS:
                 Net income available to common
                   stockholders                     $5,934     $5,373     $5,468
                                                    ----------------------------

                 Weighted average common shares      5,019      5,954      7,187
                                                    ----------------------------

                 Net income per share               $ 1.18     $  .90     $  .76
                                                    ----------------------------


               Diluted EPS:
                 Net income available to common
                    stockholders                    $5,934     $5,373    $5,468
                                                    ----------------------------

                 Weighted average common shares      5,210      5,978      7,197
                                                    ----------------------------

                 Net income per share               $ 1.14     $  .90    $   .76
                                                    ----------------------------

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

9. Geographic
   Sales
   Information

               The Company had sales in the following geographic areas (in thousands):


               Year             United States    Europe        Other
               ----             --------------------------------------

               2001             $    21,752    $   3,012    $   2,190
               2000             $    21,768    $   3,043    $   2,382
               1999             $    23,894    $   2,971    $   2,579



10. Product Sale
    and Purchase
    Commitments

               The Company has license agreements for the rights to develop and market certain products or technologies owned by unrelated parties. The confidential terms of such agreements are unique and varied, depending on many factors relating to the value and stage of development of the technology licensed. Royalties on future product sales are a normal component of such agreements and are included in the Company's cost of goods sold on an ongoing basis.


               The Company has in the past received and continues to receive royalties as a result of license agreements with unrelated companies that allow exclusive or nonexclusive rights to the Company's technology.


11. Employee
    Benefit Plan

               The Company has a contributory 401(k) savings plan for employees who work 30 hours or more each week, who are at least 21 years of age, and have a minimum of one year of service with the Company. The Company's contribution is determined annually by the Board of Directors and was approximately (in thousands) $85, $87 and $94 for the years ended December 31, 2001, 2000 and 1999, respectively.

12. Fair Value of
    Financial
    Instruments

               None of the Company's financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2001, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


13. Recent
    Accounting
    Pronounce-
    ments

               In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. According to the requirements of SFAS 142, the Company will no longer amortize the goodwill associated with its 1997 and 1998 acquisitions and will begin to regularly assess its goodwill for impairment. The book value of goodwill related to these acquisitions at December 31, 2001 was (in thousands) $6,245.


               The FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement, which amends SFAS No. 19, establishes accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires all entities with a legal obligation to retire tangible, long-lived assets to record the retirement costs as a liability on an entity's balance sheet. The effective date for this Statement is June 15, 2002. Management does not believe the adoption of Statement 143 will have any material effect on its financial statements since the Company does not hold title to any tangible assets which would have to be retired under a legal obligation.


               The FASB recently issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new guidance resolves implementation issues related to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Statement 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of Statement 144 will have any material effect on its financial statements since goodwill is no longer required to be allocated to long- lived assets when testing for impairment.

                                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

14. Subsequent
    Event

               On January 16, 2002, in the United States Federal District Court for the District of Utah, a twelve member jury rendered a verdict that the KendalloLTP Softrans 4000 Intrauterine Pressure Catheter infringes the Company's United States Letters Patent No. 4,785,822 for inventions relating to a "Disposable Intracompartmental Pressure Transducer." The jury awarded the Company $20,000,000 in damages. Entry of the final judgement is dependent upon the resolution of certain limited issues remaining to be decided by the court. As part of any final judgement that may be entered in the Company's favor, the Company intends to seek an injunction against the further marketing of KendalloLTP's infringing product, Softrans. The Company has received indication that KendalloLTP may appeal the decision.