Form 10-Q
period 2002-03-31
UTAH MEDICAL PRODUCTS INC
filed 2002-05-15
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: March 31, 2002                    Commission File No. 0-11178
                                                                         -------


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


                               7043 South 300 West
                               Midvale, Utah 84047
                              ---------------------
                     Address of principal executive offices


Registrant's telephone number:      (801) 566-1200
                                    --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               --       --

     The number of shares outstanding of the registrant's common stock as of May 13, 2002: 5,017,000
          ---------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------




PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

  Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets as of
        March 31, 2002 and December 31, 2001  .............................  1

        Consolidated Condensed Statements of Income for the
        three months ended March 31, 2002 and March 31, 2001  .............  2

        Consolidated Condensed Statements of Cash Flows for the
        three months ended March 31, 2002 and March 31, 2001  .............  3

        Notes to Consolidated Condensed Financial Statements  .............  4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ...............  6

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K  .............................. 10


SIGNATURES  ............................................................... 10

                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                        --------------------------------------------
                         CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                         -------------------------------------------
                            MARCH 31, 2002 AND DECEMBER 31, 2001
                            ------------------------------------
                                       (in thousands)


                                                             (unaudited)          (audited)
ASSETS                                                    MARCH 31, 2002  DECEMBER 31, 2001
------                                                    --------------  -----------------
Current assets:
    Cash                                                        $    110           $    370
    Accounts receivable - net                                      3,687              3,585
    Inventories                                                    3,295              3,248
    Other current assets                                             785                670
                                                                --------           --------
       Total current assets                                        7,877              7,873

Property and equipment - net                                       8,748              8,877

Goodwill                                                           8,533              8,533
Goodwill - accumulated amortization                               (2,288)            (2,288)
                                                                --------           --------
       Goodwill - net                                              6,245              6,245

Other intangible assets                                            2,586              2,586
Other intangible assets - accumulated amortization                (2,029)            (2,009)
                                                                --------           --------
       Other intangible assets - net                                 557                577

       TOTAL                                                    $ 23,427           $ 23,572
                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                            $    621           $    457
    Accrued expenses                                               2,144              2,017
                                                                --------           --------
       Total current liabilities                                   2,765              2,474

Notes payable                                                        900              2,501

Deferred income taxes                                                302                390
                                                                --------           --------

       Total liabilities                                           3,967              5,365
                                                                --------           --------

Stockholders' equity:
    Preferred stock - $.01 par value; authorized - 5,000
      shares; no shares issued or outstanding
    Common stock - $.01 par value; authorized - 50,000
      shares; issued - March 31, 2002, 5,013 shares
      December 31, 2001, 5,029 shares                                 50                 50
    Cumulative foreign currency translation adjustment            (1,863)            (1,816)
    Retained earnings                                             21,273             19,973
                                                                --------           --------
       Total stockholders' equity                                 19,460             18,207
                                                                --------           --------

       TOTAL                                                    $ 23,427           $ 23,572
                                                                ========           ========
see notes to consolidated condensed financial statements


                                             -1-

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
               ---------------------------------------------------
              THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
              ----------------------------------------------------
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                          2002           2001
                                                         -------        -------
NET SALES                                                $ 6,705        $ 6,567

COST OF SALES                                              2,889          2,804
                                                         -------        -------

        Gross Margin                                       3,816          3,763
                                                         -------        -------

EXPENSES:

     Selling, general and administrative                   1,237          1,438
     Research & development                                   58            100
                                                         -------        -------

        Total                                              1,295          1,538
                                                         -------        -------

        Income From Operations                             2,521          2,225

OTHER INCOME (EXPENSE)                                       113            (26)
                                                         -------        -------

        Income Before Income Tax Expense                   2,634          2,199

INCOME TAX EXPENSE                                           922            808
                                                         -------        -------

        Net Income                                       $ 1,712        $ 1,391
                                                         =======        =======

BASIC EARNINGS PER SHARE                                 $  0.34        $  0.28
                                                         =======        =======

DILUTED EARNINGS PER SHARE                               $  0.32        $  0.27
                                                         =======        =======

SHARES OUTSTANDING - BASIC                                 5,022          5,009
                                                         =======        =======

SHARES OUTSTANDING - DILUTED                               5,366          5,117
                                                         =======        =======

see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
          ------------------------------------------------------------
                           (in thousands - unaudited)


                                                                    MARCH 31,
                                                               ----------------
                                                                 2002     2001
                                                               -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $ 1,712  $ 1,391
                                                               -------  -------
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                 311      501
     Provision for losses on accounts receivable                     2       11
     Deferred income taxes                                        (154)     (87)
     Tax benefit attributable to exercise of stock options          93        0
  Changes in operating assets and liabilities:
        Accounts receivable - trade                                 (2)     231
        Accrued interest and other receivables                    (109)     (85)
        Inventories                                                (55)    (128)
        Prepaid expenses                                           (49)    (138)
        Accounts payable                                           165       13
        Accrued expenses                                           130      362
                                                               -------  -------
           Total adjustments                                       332      680
                                                               -------  -------
           Net cash provided by operating activities             2,044    2,071
                                                               -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
     Property and equipment                                       (197)     (95)
                                                               -------  -------
           Net cash used in investing activities                  (197)     (95)
                                                               -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                             299       86
Common stock purchased and retired                                (804)       0
Proceeds from note payable                                           0        0
Repayments of note payable                                      (1,601)  (2,400)
                                                               -------  -------
           Net cash used in financing activities                (2,106)  (2,314)
                                                               -------  -------

Effect of exchange rate changes on cash                             (1)      (7)

NET DECREASE IN CASH                                              (260)    (345)

CASH AT BEGINNING OF PERIOD                                        370      414
                                                               -------  -------

CASH AT END OF PERIOD                                          $   110  $    69
                                                               =======  =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for income taxes              $   176  $   313
     Cash paid during the period for interest                  $    14  $   160

see notes to consolidated condensed financial statements

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2001. Although the accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, in the opinion of management, such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2) Inventories at March 31, 2002 and December 31, 2001 (in thousands) consisted of the following:

                                              March 31,        December 31,
                                                2002               2001
                                            ------------      --------------
                Finished goods                 $    999           $ 1,142
                Work-in-process                   1,012               835
                Raw materials                     1,284             1,271
                                                  -----             -----
                Total                            $3,295            $3,248
                                                 ======            ======

(3) Comprehensive Income. The Company translates the currency of its Ireland subsidiary which comprises the only element of comprehensive income. Total comprehensive income for the quarter ending March 31, 2002 was (in thousands) $1,665.

(4) In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment within six months of adopting the statement and at least annually thereafter. The Company completed the required initial goodwill impairment test, based on December 31, 2001 valuations, and determined that the book value of its goodwill associated with its 1997 and 1998 acquisitions is not impaired. Amortization of the Company's other intangible assets totaled (in thousands) $21 for the quarter ending March 31, 2002. The estimated aggregate amortization expense for the years ending 2002, 2003, 2004, 2005 and 2006 is (in thousands) $79, $76, $51, $51 and $50, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      UTMD manufactures and markets a well-established range of specialty medical devices. The general characteristics of UTMD's business have not materially changed over the last several reporting periods. The Company's Form 10-K Annual Report for the year ended December 31, 2001 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per-share amounts and where otherwise noted.

Analysis of Results of Operations
   a) Overview
      Driven by higher sales, continued strong gross profit and record operating profit margins, UTMD concluded its seventeenth consecutive quarter of higher eps when compared to the same quarter in the prior year. Eps for the most recent four calendar quarters (LTM) were $1.19.
      Gross profit margins benefitted from a favorable product mix, improved yields and lower royalties paid to others. Operating profit margins improved primarily due to lower selling expenses, but also lower R&D expenses, compared to the prior year's period.
      The sales increase in first quarter (1Q) 2002 was led by a 3% increase in domestic business activity. With continued strong cash flow, UTMD was able to continue to substantially reduce its long term debt balance.

   b) Revenues
      Revenue from product sales is generally recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company also provides for the estimated cost that may be incurred for product warranties and unforeseen uncollectible accounts.
      UTMD believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of SAB 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured.
      Sales in 1Q 2002 increased $138 from 1Q 2001. Domestic sales increased 3%, while international sales declined 1%. International sales in 1Q 2001 were $1,313 compared to $1,331 in 1Q 2000. Of these international sales, 54% were made in Europe during 1Q 2002, compared to 55% in 1Q 2001. Shipments from UTMD's Ireland facility were up 7%.

      Revenues by product category:
   1. Worldwide obstetrics product sales decreased 2% and represented 43% of total sales in 1Q 2002. Obstetrics sales dollars were $2,908 compared to $2,957 in 1Q 2001. Sales of the market-leading IUP catheter, Intran(R) Plus, increased 2%, while vacuum-assisted delivery systems (VADS) sales declined 14%. Domestic obstetrics sales increased $15, while international obstetrics sales declined $64.
   2. Worldwide gynecology/ electrosurgery/ urology product sales increased 12% in 1Q 2002, and represented 20% of total revenues. Gyn/ES/Uro sales dollars were $1,356 compared to $1,216 in 1Q 2001. Electrosurgery product sales increased 8%, urology product sales, including Liberty(R) and Pathfinder Plus(TM), increased 25%, and sales of gynecology tools and instruments, including the EndoCurette, increased 15%. Domestic sales in this category increased 16%, while foreign sales decreased 4%.
   3. Worldwide neonatal product sales increased 8%, and represented 14% of total sales. Neonatal product sales were $934 compared to $865 in 1Q 2001. Strong sales gains were realized by the Nutri-Cath(TM), Dialy-Nate(TM), and Hemo-Nate(R) products. Domestic neonatal sales increased 10%, while foreign neonatal sales decreased 13%.
   4. Worldwide blood pressure monitoring and accessories (BPM) sales declined 1%, and represented 22% of total revenues. Sales of BPM and accessories products were $1,507 compared to $1,529 in 1Q 2001. The primary factor causing the decline was a 35% decline in domestic OEM Deltran DPT sales. Foreign BPM sales increased 8%, and domestic BPM sales decreased 13%

   c) Gross Profit
      UTMD's gross profit margin (GPM) in 1Q 2002 was 56.9% compared to 57.3% in 1Q 2001. Gross profit margins remained consistent because product mix did not change significantly. Manufacturing efficiencies continue to be excellent.
      With respect to gross profits in UTMD's sales channels, OEM sales are sales of UTMD products that are marketed by other companies in conjunction with their product offerings, and are not sold under UTMD's label. UTMD utilizes "OEM sales" as a means to help maximize utilization of its capabilities established to satisfy its "direct sales" business. As a general rule, prices for "OEM product sales" expressed as a multiple of direct variable manufacturing expenses are lower than for "direct sales" because in the OEM and international channels, UTMD's business partners incur the significant expenses of sales and marketing. Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.
      UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a highly complex and competitive marketplace. Management expects to achieve its GPM target during the remainder of 2002. Expected favorable influences include growth in sales volume without a similar increase in manufacturing overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products to reduce costs. Expected unfavorable influences are continued competitive pressure on pricing, especially in foreign BPM sales, and higher wage rates. UTMD expects to retain average GPMs in 2002 consistent with 2001.


   d) Operating Profit
      1Q 2002 operating profits increased 13% to $2,521 from $2,225 in 1Q 2001. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses, were $1,295 or 19.3% of sales in 1Q 2002 compared to $1,538 or 23.4% of sales in 1Q 2001. A reduction in the Company's accrual rate for litigation expenses associated with the patent infringement lawsuit (which received a favorable verdict in January), and the cessation of amortization of goodwill dictated by FASB SFAS No. 142, helped reduce G&A expenses. A lull in both S&M and R&D expenses also coincided in 1Q 2002.
      S&M expenses in 1Q 2002 were $606 or 9.0% of sales compared to $695 or 10.6% of sales in 1Q 2001. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. Looking forward, UTMD expects higher S&M expenses during the remainder of 2002 due to increased sales activity and new marketing initiatives.
      R&D expenses in 1Q 2002 were $58 or 0.9% of sales compared to $100 or 1.5% of sales in 1Q 2001. The OptiMicro electrosurgery needles were introduced to the marketplace in 1Q 2002. Management expects R&D expenses to increase during the remainder of 2002.
      G&A expenses in 1Q 2002 were $631 or 9.4% of sales compared to $743 or 11.3% of 1Q 2001 sales. G&A expenses include the Company's costs of litigation, patents, shareholder relations activities and amortization of goodwill (GWA) associated with acquisitions. Because of the new FASB accounting rules regarding intangible assets, GWA was zero in 1Q 2002. UTMD anticipates G&A expenses during the remainder of 2002 will continue to be lower than during 2001.

   e)  Non-operating income (expense)
      Non-operating income in 1Q 2002 was $113, compared to an expense of ($26) in 1Q 2001 as a result of much lower interest costs on the Company's line of credit. Interest expense was $146 lower in 1Q 2002 than in 1Q 2001. The average line of credit balance for 1Q 2002 was $1.7 million compared to $8.8 million in 1Q 2001. The March 31, 2002 line of credit balance was $0.9 million, compared to $2.5 million three months earlier on December 31, 2001. Royalty income, which UTMD receives for licensing its technology to other companies, was similar in both quarters. Interest expenses associated with the line-of-credit were $14 in 1Q 2002 compared to $160 in 1Q 2001.

   f) Earnings Before Income Taxes
      1Q 2002 earnings before income taxes (EBT) increased $435, an increase of 20% compared to 1Q 2001. 1Q 2002 EBT were 39.3% of sales compared to 33.5% in 1Q 2001. UTMD was able to increase EBT as a percentage of sales because of reductions in operating expenses and sharply lower interest expenses. For the year 2001, UTMD achieved an excellent EBT performance of 35% of sales. Management expects higher EBT performance during the remainder of 2002 compared to the same period in 2001.

   g) Net Income and EPS
      UTMD's net income (after taxes) expressed as a percentage of sales was 25.5% for 1Q 2002 compared to 21.2% for 1Q 2001. Net income in dollars was up 23% at $1,712, compared to $1,391 in 1Q 2001. The effective income tax rate in 1Q 2002 was 35.0% compared to 36.8% in 1Q 2001. The reduction in UTMD's estimated income tax rate was due to two primary factors: actual litigation costs which exceeded the Company's accrual rate due to the trial in January, and exercises of employee options. For employee options exercised and sold in less than one year, the gain realized by the employee is tax deductible to the Company. UTMD expects the tax deduction benefits from these factors to continue in 2002, resulting in a lower income tax rate for 2002 compared to 2001.
      Diluted 1Q 2002 EPS increased 17% to $.32 compared to $.27 in 1Q 2001. The Company's increase in stock price had a retarding effect on eps growth, as a result of dilution from option exercises and calculation for unexercised options with an exercise price below the current market value. 1Q 2002 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 5,366,200 compared to 5,117,200 shares in 1Q 2001. Actual outstanding common shares as of the end of 1Q 2002 were 5,013,400.

   h) Return on Shareholders' Equity  (ROE)
      Annualized ROE in 1Q 2002 was 36% compared to 43% in 1Q 2001. UTMD's goal is to consistently achieve ROE in excess of 25%. ROE has averaged about 30% over the last 14 years. Management expects to exceed 30% ROE for the year 2002.

Liquidity and Capital Resources
   i) Cash flows
      Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $2,044 in 1Q 2002, compared to $2,071 in 1Q 2001.
      The Company expended $197 during 1Q 2002 for investing activities, comprised entirely of purchases of property and equipment. During 1Q 2001, the Company used $95, to purchase property and equipment.
      UTMD received $299 from issuing 38,072 shares of stock upon the exercise of employee stock options in 1Q 2002, and repurchased 53,500 shares at a cost of $804. Employee option exercises were at an average price of $7.87 per share. In 1Q 2001, the Company received $86 from option exercises of 12,439 shares and did not repurchase any shares.
      During 1Q 2002, UTMD made repayments of $1,601 on its note payable while receiving $0 in proceeds from the note. During 1Q 2001, UTMD made repayments of $2,400 and received $0 in proceeds from the note.
      Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans and repay debt. UTMD expects to use cash during the rest of 2002 to keep facilities, equipment and tooling in good working order, for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases, and, if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. UTMD plans to use any cash not needed for the above pursuits during the remainder of 2002 to eliminate the line-of-credit balance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require cash.

   j) Assets and Liabilities
      First quarter 2002 ending total assets were $145 less than at December 31, 2001. Current assets stayed about the same while net property and equipment declined because depreciation exceeded replacement purchases. Net intangible assets were essentially unchanged following UTMD's required adoption of FASB Statement No. 142, under which goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The goodwill on UTMD's balance sheet is the result of two acquisitions in 1997 and 1998 which were made in cash at conservative valuations. UTMD does not expect its goodwill intangible assets to become impaired in the foreseeable future.
      Cash (and equivalent) balances were $110 at March 31, 2002, compared to $370 at the end of 2001. UTMD effectively maintains "sweep" cash account balances that minimize the bank loan balance, except for amounts held to meet operating requirements in Ireland. Cash may accumulate after eliminating the line of credit balance in second quarter 2002, in the absence of a new acquisition or share repurchases.
      Average inventory turns remained excellent at 3.5 times compared to 3.7 times in 1Q 2001. Management expects to achieve its targeted 4.0 average inventory turns during the remainder of 2002 because sales should increase without the need for an increase in inventories. Accounts receivable balances increased 3% during 1Q 2002. Calculated days in receivables at 49 for 1Q 2002 were about the same as for 1Q 2001. Working capital decreased $287 in 1Q 2002 primarily due to modest increases in accounts payable and accrued expenses.
      As of March 31, 2002, due to reduction in the bank loan balance UTMD's total debt ratio (total liabilities/ total assets) decreased to 17% from 23% as of December 31, 2001, as UTMD continued to repay debt incurred to finance the September 2000 Tender Offer repurchase of its shares. Without additional share repurchases or new acquisitions, UTMD will eliminate its remaining loan balance in second quarter 2002, yielding a total debt ratio below 15% by the end of the year.

Other Financial Measures
      EBITDA is a measure of UTMD's ability to generate cash. EBITDA is EBT plus depreciation and amortization expenses plus interest expenses resulting from financing activities. 1Q 2002 EBITDA was $2,958, up $97 from $2,861 in 1Q 2001. As a ratio of sales, EBITDA was 44% in both 1Q 2002 and 2001.
      Please note that EBITDA is not defined or described by Generally Accepted Accounting Principles. As such, it is not prepared in accordance with GAAP, is not a measure of liquidity, and is not a measure of operating results. However, the components of EBITDA are prepared in accordance with GAAP, and UTMD believes that EBITDA is an important measure of the Company's operating performance and financial well-being.

   k) Management's Outlook.
     As outlined in its December 31, 2001 10-K report, UTMD's plan for 2002 is to
     1) realize improved results from 2001 initiatives to expand sales activity;
     2) continue outstanding operating performance, and set new Company records for profitability as a percent of sales;
     3) sustain the patent infringement verdict and recover damages; and
     4) actively look for new acquisitions to build a platform for continued growth.

      First quarter 2002 results demonstrate that the Company is on track to meet its financial objectives.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        On January 1, 2002, UTMD converted the functional currency of its Irish manufacturing operations, including related assets, to the Euro currency, consistent with conversion of Ireland and many other Western European countries to the new common Euro currency. The Company's Irish operations were previously denominated in Irish Pounds. UTMD sells products under agreements denominated in the Euro and the English Pound. The exchange rate for Euro was 1.1378 per U.S. Dollar as of March 31, 2002. The Euro and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate for the Irish Pound was .8988 per U.S. Dollar as of March 31, 2001. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   a) Exhibits:
      None

   b) Reports on Form 8-K:
      On January 18, 2001, UTMD filed a report on Form 8-K, Item 5, Other Events, reporting that it received a favorable jury verdict on 1/16/02 in its patent infringement action against Kendallo LTP, and that UTMD was awarded $20 million in lost profits by the jury.
      On January 30, 2002, UTMD filed a report on Form 8-K, Item 5, Other Events, providing financial information in addition to its audited income statement results for 2001 which were announced, by press release, on January 24, 2002.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UTAH MEDICAL PRODUCTS, INC.
                                  ---------------------------
                                  REGISTRANT





Date:    5/13/02                  By:        /s/ Kevin L. Cornwell
      ----------------                ------------------------------------------
                                             Kevin L. Cornwell
                                             CEO




Date:    5/13/02                     By:     /s/ Greg A. LeClaire
      ----------------                ------------------------------------------
                                             Greg A. LeClaire
                                             CFO