Form 10-Q
period 2002-06-30
UTAH MEDICAL PRODUCTS INC
filed 2002-08-14
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: June 30, 2002                     Commission File No. 0-11178
                                                                         -------


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

     The number of shares outstanding of the registrant's common stock as of August 13, 2002: 4,905,000
                 ---------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------




PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

  Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of
         June 30, 2002 and December 31, 2001  ..............................  1

         Consolidated Condensed Statements of Income for the
         three and six months ended June 30, 2002 and June 30, 2001  .......  2

         Consolidated Condensed Statements of Cash Flows for the
         six months ended June 30, 2002 and June 30, 2001  .................  3

         Notes to Consolidated Condensed Financial Statements  .............  4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ................  6

PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K  ............................... 10


SIGNATURES  ................................................................ 10

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                              UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                              --------------------------------------------
                              CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                              -------------------------------------------
                                  JUNE 30, 2002 AND DECEMBER 31, 2001
                                  -----------------------------------
                                             (in thousands)


                                                                  (unaudited)            (audited)
ASSETS                                                          JUNE 30, 2002    DECEMBER 31, 2001

 Current assets:
     Cash                                                            $    823             $    370
     Accounts receivable - net                                          3,458                3,585
     Inventories                                                        3,351                3,248
     Other current assets                                                 740                  670
                                                                     --------             --------
        Total current assets                                            8,372                7,873

 Property and equipment - net                                           8,990                8,877

 Goodwill                                                               8,533                8,533
 Goodwill - accumulated amortization                                   (2,288)              (2,288)
                                                                     --------             --------
        Goodwill - net                                                  6,245                6,245

 Other intangible assets                                                2,586                2,586
 Other intangible assets - accumulated amortization                    (2,052)              (2,009)
                                                                     --------             --------
        Other intangible assets - net                                     534                  577
                                                                     --------             --------

        TOTAL                                                        $ 24,141             $ 23,572
                                                                     ========             ========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                $    514             $    457
     Accrued expenses                                                   1,631                2,017
                                                                     --------             --------
        Total current liabilities                                       2,145                2,474

 Notes payable                                                              0                2,501

 Deferred income taxes                                                    200                  390
                                                                     --------             --------

        Total liabilities                                               2,345                5,365
                                                                     --------             --------

 Stockholders' equity:
     Preferred stock - $.01 par value; authorized - 5,000
       shares; no shares issued or outstanding
     Common stock - $.01 par value; authorized - 50,000
       shares; issued - June 30, 2002, 5,021 shares
       December 31, 2001, 5,029 shares                                     50                   50
     Cumulative foreign currency translation adjustment                (1,341)              (1,816)
     Retained earnings                                                 23,087               19,973
                                                                     --------             --------
        Total stockholders' equity                                     21,796               18,207
                                                                     --------             --------

        TOTAL                                                        $ 24,141             $ 23,572
                                                                     ========             ========


see notes to consolidated condensed financial statements




                    UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                    --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
                 ---------------------------------------------------
             THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
             ----------------------------------------------------------
                             (in thousands - unaudited)



                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JUNE 30,           JUNE 30,
                                           -----------------   -----------------
                                             2002      2001      2002      2001
                                           -------   -------   -------   -------
NET SALES                                  $ 6,800   $ 6,794   $13,505   $13,361

COST OF SALES                                2,883     2,873     5,772     5,677
                                           -------   -------   -------   -------

        Gross Margin                         3,917     3,921     7,733     7,684
                                           -------   -------   -------   -------

EXPENSES:

     Selling, general and administrative     1,247     1,476     2,483     2,915
     Research & development                     68        94       126       194
                                           -------   -------   -------   -------

        Total                                1,315     1,570     2,609     3,109
                                           -------   -------   -------   -------

        Income from Operations               2,602     2,351     5,124     4,575

OTHER INCOME                                   126        28       238         4
                                           -------   -------   -------   -------

        Income Before Income Tax Expense     2,728     2,379     5,362     4,579

INCOME TAX EXPENSE                             943       898     1,865     1,707
                                           -------   -------   -------   -------

        Net Income                         $ 1,785   $ 1,481   $ 3,497   $ 2,872
                                           =======   =======   =======   =======

BASIC EARNINGS PER SHARE                   $  0.36   $  0.30   $  0.70   $  0.57
                                           =======   =======   =======   =======

DILUTED EARNINGS PER SHARE                 $  0.33   $  0.29   $  0.65   $  0.56
                                           =======   =======   =======   =======

SHARES OUTSTANDING - BASIC                   5,017     5,014     5,020     5,012
                                           =======   =======   =======   =======

SHARES OUTSTANDING - DILUTED                 5,367     5,195     5,367     5,155
                                           =======   =======   =======   =======


see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
            --------------------------------------------------------
                           (in thousands - unaudited)


                                                                   JUNE 30,
                                                             ------------------
                                                               2002       2001
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 3,497    $ 2,872
                                                             -------    -------
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                               624        997
     Provision for losses on accounts receivable                   7         45
     Loss on disposal of assets                                    0          6
     Deferred income taxes                                      (235)       (74)
     Tax benefit attributable to exercise of stock options       155         23
  Changes in operating assets and liabilities:
        Accounts receivable - trade                              251         82
        Accrued interest and other receivables                   (65)       (16)
        Inventories                                              (57)      (170)
        Prepaid expenses                                         (22)       (78)
        Accounts payable                                          45       (142)
        Accrued expenses                                        (420)      (110)
                                                             -------    -------
           Total adjustments                                     283        563
                                                             -------    -------
           Net cash provided by operating activities           3,780      3,435
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
     Property and equipment                                     (300)      (312)
                                                             -------    -------
           Net cash used in investing activities                (300)      (312)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                           455        138
Common stock purchased and retired                              (995)       (69)
Proceeds from note payable                                         0          0
Repayments of note payable                                    (2,501)    (3,400)
                                                             -------    -------
           Net cash used in financing activities              (3,041)    (3,331)
                                                             -------    -------

Effect of exchange rate changes on cash                           14         (9)

NET INCREASE (DECREASE) IN CASH                                  453       (217)

CASH AT BEGINNING OF PERIOD                                      370        414
                                                             -------    -------

CASH AT END OF PERIOD                                        $   823    $   197
                                                             =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for income taxes            $ 1,824    $ 1,832
     Cash paid during the period for interest                $    18    $   267





see notes to consolidated condensed financial statements
                                                           -3-

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2001. Although the accompanying financial statements have not been examined by independent accountants in accordance with auditing standards generally accepted in the United States, in the opinion of management, such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2) Inventories at June 30, 2002 and December 31, 2001 (in thousands) consisted of the following:

                                                    June 30,        December 31,
                                                     2002             2001
                                                    ------           ------
     Finished goods                                 $1,077           $1,142
     Work-in-process                                   970              835
     Raw materials                                   1,304            1,271
                                                    ------           ------
     Total                                          $3,351           $3,248
                                                    ======           ======

(3) Comprehensive Income. The Company translates the currency of its Ireland subsidiary which comprises the only element of comprehensive income. Total comprehensive income for the three and six months ending June 30, 2002 was (in thousands) $2,307 and $3,972, respectively.

(4) In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment within six months of adopting the statement and at least annually thereafter. The Company completed the required initial goodwill impairment test, based on December 31, 2001 valuations, and determined that the book value of its goodwill associated with its 1997 and 1998 acquisitions is not impaired. Amortization of the Company's other intangible assets totaled (in thousands) $22 and $43 for the three and six months ending June 30, 2002. The estimated aggregate amortization expense for the years ending 2002, 2003, 2004, 2005 and 2006 is (in thousands) $81, $76,
$51, $51 and $50, respectively.

(5)   Forward-Looking Information
      This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "should," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.
      General risk factors that may impact the Company's revenues include the market acceptance of competitive products, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UTMD's products at lower prices, the timing and market acceptance of UTMD's own new product introductions, UTMD's ability to efficiently manufacture its products, including the reliability of suppliers, success in gaining access to important global distribution channels, marketing success of UTMD's distribution and sales partners, budgetary constraints, the timing of regulatory approvals for newly introduced products, third party reimbursement, and access to U.S. hospital customers, as that access continues to be constrained by group purchasing decisions.
      Risk factors, in addition to the risks outlined in the previous paragraph that may impact the Company's assets and liabilities, as well as cash flows, include risks inherent to companies manufacturing products used in health care including claims resulting from the improper use of devices and other product liability claims, defense of the Company's intellectual property, productive use of assets in generating revenues, management of working capital including inventory levels required to meet delivery commitments at a minimum cost, and timely collection of accounts receivable.
      Additional risk factors that may affect non-operating income include the continuing viability of the Company's technology license agreements, actual cash and investment balances, asset dispositions, and acquisition activities that may require external funding.

(6)   Events subsequent to June 30, 2002
      On July 3, 2002, UTMD entered into a new unsecured revolving line-of-credit agreement with U.S. Bank National Association which replaces its prior line-of-credit. Under the agreement, the Company may borrow up to $15,000,000 at a floating interest rate tied to Prime Rate or LIBOR, at UTMD's election. Financial covenants per the agreement require the Company to maintain certain minimum Net Worth and maximum Interest Bearing Debt to EBITDA ratios. A copy of the agreement is filed as an exhibit to this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
       UTMD manufactures and markets a well-established range of specialty medical devices. The general characteristics of UTMD's business have not materially changed over the last several reporting periods. The Company's Form 10-K Annual Report for the year ended December 31, 2001 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three or six month period in comparison with a previous three or six month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations
    a) Overview
       In 2Q 2002, UTMD met its primary financial performance objectives: 1) Return on Shareholders' Equity (ROE) exceeded 25% and 2) Earnings Per Share
(EPS) increased 17% to $.333 on a diluted basis. UTMD concluded its eighteenth consecutive quarter of higher EPS when compared to the same quarter in the prior year. EPS for the last twelve months (LTM) were $1.23.
       Profit margins (profits as a percentage of sales) at all income statement levels continued exceptionally strong: 1) Gross Profit Margin (GPM) = 57.6%, 2) Operating Profit Margin (OPM) = 38.3%, 3) Earnings Before Tax Margin (EBTM) = 40.1%, and 4) Net Profit Margin (NPM) = 26.3%.
       Total consolidated sales increased by 1% in first half (1H) 2002, led by a 2% increase in domestic direct business activity. With its continued strong positive cash flow, UTMD eliminated its long term debt balance.

    b) Revenues
       Revenue from product sales is generally recognized by UTMD at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company accrues provisions for the estimated costs that may be incurred for product warranties and unforeseen uncollectible accounts.
       UTMD believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of SAB 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured.
       Total sales in 2Q 2002 were essentially the same as in 2Q 2001. International sales increased 4%, domestic direct sales remained the same, and domestic OEM sales declined 11%. International sales, which benefitted from a weaker US Dollar, were $1,438 in 2Q 2002 compared to $1,385 in 2Q 2001. Of these international sales, 61% were made in Europe during 2Q 2002, compared to 55% in 2Q 2001. Shipments from UTMD's Ireland facility in U.S. Dollar terms were up 12%. Domestic OEM sales are subject to fluctuations because OEM customers purchase products in quantities that represent more than one quarter's supply.
       First half (1H) 2002 total sales increased 1%, comprised of domestic direct sales up 2%, domestic OEM sales down 12% and international sales up 1% from 1H 2001. International sales in 1H 2002 were $2,751 compared to $2,716 in 1H 2001. Of these international sales, 57% were made in Europe during 1H 2002, compared to 55% in 1H 2001.

       Revenues by product category:
    1. Obstetrics. Worldwide 2Q 2002 obstetrics product sales decreased 1% compared to 2Q 2001 and represented 43% of total sales. 2Q 2002 sales dollars were $2,945 compared to $2,988 in 2Q 2001. Obstetrics sales in 1H 2002 were $5,854 compared to $5,945 in 1H 2001. In 1H 2002, obstetrics product sales also represented 43% of total sales. In 1H 2002, domestic (U.S.) obstetrics sales declined $36, about 1%. In 1H 2002, sales of the market-leading IUP catheter, Intran(R) Plus, increased 2%, while vacuum-assisted delivery systems (VADS) sales declined 15%.
    2. Gynecology/ Electrosurgery/ Urology. Worldwide 2Q 2002 Gyn/ES/Uro product sales increased 3% compared to 2Q 2001 and represented 19% of total revenues. 2Q 2002 sales dollars were $1,321 compared to $1,288 in 2Q 2001. Gyn/ES/ Uro product sales in 1H 2002 were 2,677 compared to 2,504 in 1H 2001. In 1H

2002, Gyn/ES/Uro product sales represented 20% of total revenues. 1H 2002 ES product sales increased 6%. 1H 2002 OEM urology sales decreased $46, or 33%.
    3. Neonatal. Worldwide 2Q 2002 neonatal product sales decreased 4% compared to 2Q 2001 and represented 13% of total sales. 2Q 2002 sales dollars were $911 compared to $946 in 2Q 2001. Neonatal product sales in 1H 2002 were $1,845 compared to $1,811 in 1H 2001. In 1H 2002, neonatal product sales represented 14% of total revenues.
    4. Blood Pressure Monitoring and accessories (BPM). Worldwide 2Q 2002 BPM product sales increased 3% compared to 2Q 2001 and represented 24% of total revenues. 2Q 2002 sales dollars were $1,622 compared to $1,572 in 2Q 2001. BPM product sales in 1H 2002 were $3,129 compared to $3,101 in 1H 2001. In 1H 2002, BPM product sales represented 23% of total revenues. In 1H 2002, international BPM sales increased 9%.

    c) Gross Profit
       UTMD's GPMs in 2Q 2002 and 1H 2002 were 57.6% and 57.3%, respectively, compared to 57.7% and 57.5% for the same periods in 2001. GPMs remained consistent because product mix did not change significantly, and improved manufacturing efficiencies offset increased labor-related costs.
       Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.
       UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a highly complex and competitive marketplace. Management expects to continue to achieve its average GPM target during the remainder of 2002. Expected favorable influences include growth in sales volume without a similar increase in manufacturing overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products to reduce costs. Expected unfavorable influences are continued competitive pressure on pricing and higher labor-related costs, including especially health plan benefits for employees.

    d) Operating Profit
       2Q 2002 operating profits increased 11% to $2,602 from $2,351 in 2Q 2001. Operating profit dollars increased 12% in 1H 2002 compared to 1H 2001. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses, were 19.3% of sales in both 2Q 2002 and 1H 2002 compared to 23.1% of sales in 2Q 2001 and 23.3% of sales in 1H 2001. 2Q and 1H 2002 OPMs were 38.3% and 37.9% respectively, compared to 34.6% and 34.3% in 2Q and 1H 2001, respectively. A reduction in the Company's accrual rate for litigation expenses associated with the patent infringement lawsuit (which received a favorable verdict in January), and the cessation of amortization of goodwill dictated by FASB SFAS No. 142, significantly helped reduce operating (G&A) expenses.
       S&M expenses in 2Q 2002 were $639 or 9.4% of sales compared to $727 or 10.7% of sales in 2Q 2001. First half 2002 S&M expenses were 9.2% of sales compared to 10.6% in 1H 2001. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. Looking forward, UTMD expects higher S&M expenses during the remainder of 2002 due to increased sales activity and new marketing initiatives.
       R&D expenses in 2Q 2002 were $68 or 1.0% of sales compared to $94 or 1.4% of sales in 2Q 2001. R&D expenses in 1H 2002 were 0.9% of sales compared to 1.5% of sales in 1H 2001. Management expects R&D expenses to increase during the remainder of 2002.
       G&A expenses in 2Q 2002 were $607 or 8.9% of sales compared to $750 or 11.0% of 2Q 2001 sales. G&A expenses in 1H 2002 were 9.2% of sales compared to 11.2% of 1H 2001. G&A expenses include the Company's costs of litigation, patents, shareholder relations activities and amortization of goodwill (GWA) associated with acquisitions. Because of the new FASB accounting rules regarding intangible assets, GWA was zero in 1H 2002. UTMD anticipates G&A expenses during the remainder of 2002 will continue to be about 2 percentage points lower, as a percent of sales, than in second half (2H) 2001.

    e)  Non-operating income (expense)
       Non-operating income in 2Q 2002 was $126 compared to $29 in 2Q 2001, and $239 in 1H 2002 compared to $3 in 1H 2001. The substantial improvement was primarily a result of much lower interest costs on the Company's line of credit. Interest expense was $248 lower in 1H 2002 than in 1H 2001. As anticipated, the Company eliminated its line of credit balance during 2Q 2002. The average line of credit balance for 1H 2002 was about $1.0 million compared to $8.3 million in 1H 2001. Royalty income, which UTMD receives for licensing its technology to other companies, was similar in all periods.

    f) Earnings Before Income Taxes
       2Q 2002 and 1H 2002 earnings before income taxes (EBT) increased 15% and 17% respectively compared to the same periods in 2001. 2Q 2002 EBTM was 40.1% compared to 35.0% in 2Q 2001. 1H 2002 EBTM was 39.7% compared to 34.3% in 1H 2001. UTMD was able to increase EBT as a percentage of sales because of reductions in operating expenses without affecting sales activity and lower interest expenses. For the year 2001, UTMD achieved an excellent EBTM of 35%. Management expects higher EBTM performance during the remainder of 2002 compared to 2H 2001.

    g) Net Income and EPS
       UTMD's net income (after taxes) expressed as a percentage of sales (NPM) was 26.3% and 25.9% for 2Q and 1H 2002, respectively, compared to 21.8% and 21.5% for 2Q and 1H 2001, respectively. Net income in dollars was up 21% and 22% for 2Q 2002 and 1H 2002, respectively. The effective income tax rate in 2Q and 1H 2002 was 34.6% and 34.8%, respectively, compared to 37.8% and 37.3% in 2Q and 1H 2001. The reduction in UTMD's estimated income tax rate was due to two primary factors: actual litigation costs which exceeded the Company's accrual rate and exercises of employee options. For employee options exercised and sold in less than one year, the gain realized by the employee is tax deductible to the Company. UTMD expects the tax deduction benefits from these factors to continue during the rest of 2002, resulting in a lower income tax rate for 2002 compared to 2001.
       Diluted 2Q 2002 EPS increased 17% to $.33 compared to $.29 in 2Q 2001. Diluted 1H 2002 EPS increased 17% to $.65 compared to $.56 in 1H 2001. The Company's increase in stock price had a retarding effect on EPS growth as a result of dilution from option exercises and calculation for unexercised options with an exercise price below the current market value. 2Q 2002 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 5,367,000 compared to 5,195,000 shares in 2Q 2001. Actual outstanding common shares as of the end of 2Q 2002 were 5,021,000.

    h) Return on Shareholders' Equity  (ROE)
       Annualized ROE in 2Q and 1H 2002 was 34% and 35%, respectively, compared to 42% in both 2Q and 1H 2001. The higher ROE in the prior year resulted because of the much higher financial leverage (debt) in the prior year. UTMD's goal is to consistently achieve ROE in excess of 25%. UTMD's ROE has averaged about 30% over the last 14 years. Management expects to achieve 30% ROE for the calendar year 2002.

Liquidity and Capital Resources
    i) Cash flows
       Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $3,781 in 1H 2002, compared to $3,435 in 1H 2001.
       The Company expended $300 during 1H 2002 for investing activities, comprised entirely of purchases of property and equipment. During 1H 2001, the Company used $312 to purchase property and equipment.
       UTMD received $455 from issuing 58,582 shares of stock upon the exercise of employee stock options in 1H 2002, and repurchased 66,000 shares at a cost of $995. Employee option exercises were at an average price of $7.76 per share. In 1H 2001, the Company received $138 from option exercises of 20,096 shares and paid $69 to repurchase 7,000 shares.
       During 1H 2002, UTMD made repayments of $2,501 on its note payable, eliminating the balance on the note, and received $0 in proceeds from the note. During 1Q 2001, UTMD made repayments of $3,400 and received $0 in proceeds from the note.
       Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance normal growth plans. UTMD expects to use cash during the rest of

2002 to keep facilities, equipment and tooling in good working order, for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases, and, if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. The revolving credit line will be used for liquidity when the timing of acquisitions or repurchases of stock require substantial cash.

    j) Assets and Liabilities
       The following discussion focuses on Balance Sheet changes since March
31, 2002. For changes since December 31, 2001, please refer to the Balance Sheets provided with this report. June 30, 2002 total assets were $714 more than at March 31, 2002. Current assets increased due to accumulation of cash following elimination of the line of credit balance. Net property and equipment increased because assets in Ireland appreciated in dollar terms due to the weakening of the U.S. Dollar. Net intangible assets were only $22 lower after UTMD's required adoption of FASB Statement No. 142, under which goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. UTMD does not expect its goodwill intangible assets to become impaired in the foreseeable future. Cash (and equivalent) balances were $823 at June 30, 2002, compared to $110 on March 31, 2002. Cash balances will increase during the rest of 2002 with normal operations. Cash would only decrease if used for an acquisition or share repurchases. Average inventory turns in 2Q 2002 remained excellent at 3.5 times compared to 3.6 times in 2Q 2001. Accounts receivable balances decreased during 2Q 2002 with higher sales activity, which yielded a reduction in average "days in receivables" from 49 days at the end of the prior quarter to 46 days. At the end of 2Q 2001, days in receivables were 50. Working capital increased $1,115 due to the increase in cash and a concomitant decrease in current liabilities, in particular accrued liabilities for litigation expenses. As of June 30, 2002, due to elimination of the bank loan balance, UTMD's total debt ratio (total liabilities/ total assets) decreased to 10% from 17% on March 31, 2002 and from 23% on December 31, 2001. The debt had been incurred in September 2000 to finance a Tender Offer repurchasing 1,119,000 UTMD shares at $8.20/ share. Without additional share repurchases or acquisitions that require new borrowing, UTMD anticipates a total debt ratio below 15% for the remainder of the year.

Other Financial Measures
       EBITDA is a measure of UTMD's ability to generate cash. EBITDA is EBT plus depreciation and amortization expenses plus interest expenses resulting from financing activities. 2Q 2002 EBITDA were $3,047, up from $2,982 in 2Q 2001. As a ratio of sales, EBITDA were 45% in 2Q 2002 compared to 44% in 2Q 2001. 1H 2002 EBITDA were $6,005, up from $5,843 in 1H 2001. LTM EBITDA were $11,945.
       Please note that EBITDA is not defined or described by Generally Accepted Accounting Principles. As such, it is not prepared in accordance with GAAP, is not a measure of liquidity, and is not a measure of operating results. However, the components of EBITDA are prepared in accordance with GAAP, and UTMD believes that EBITDA is an important measure of the Company's operating performance and financial well-being.

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

       1H 2002 financial results are consistent with achieving the previously stated plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         On January 1, 2002, UTMD converted the functional currency of its Irish manufacturing operations, including related assets, to the Euro currency, consistent with conversion of Ireland and many other Western European countries to the new common Euro currency. The Company's Irish operations were previously denominated in Irish Pounds. UTMD sells products under agreements denominated in U.S. Dollars and the Euro. The exchange rate was 1.0055 Euros per U.S. Dollar as of June 30, 2002. The weighted average conversion rate for 2Q 2002 for sales was
1.0793 Euros per U.S. Dollar. The Euro and other currencies are subject to exchange rate fluctuations that are beyond the control or anticipation of UTMD. The exchange rate for the Irish Pound was .9302 per U.S. Dollar as of June 30, 2001. The fixed exchange rate is .787 Euros per Irish Pound. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to U.S. Dollars as transactions occur.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    a) Exhibits:

                 SEC
Exhibit #     Reference #    Title of Document
---------     -----------    -----------------

   1              10         Loan Agreement, dated 3 July, 2002 between Utah
                             Medical Products, Inc. and U.S. Bank National
                             Association

   2              10         Revolving Promissory Note, dated July 3, 2002,
                             by Utah Medical Products, Inc. to U.S. Bank
                             National Association

   3              99         Certification of CEO pursuant to 18 U.S.C.ss.1350,
                             as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   4              99         Certification of CFO pursuant to 18 U.S.C.ss.1350,
                             as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



      b)      Reports on Form 8-K:
                      None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                UTAH MEDICAL PRODUCTS, INC.
                                ---------------------------
                                REGISTRANT





Date:       8/14/02             By: /s/ Kevin L. Cornwell
      -------------------           --------------------------------------------
                                    Kevin L. Cornwell
                                    CEO




Date:       8/14/02             By: /s/ Greg A. LeClaire
      -------------------           --------------------------------------------
                                    Greg A. LeClaire
                                    CFO