Form 10-Q/A
period 2002-06-30
UTAH MEDICAL PRODUCTS INC
filed 2002-08-15
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                           PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

     On May 10, 2002 at the annual meeting, shareholders of the Company approved the following matter submitted to them for consideration:
   Elected Stephen W. Bennett and Ernst G. Hoyer as directors of the Company.
            Stephen W. Bennett:       For      4,612,140
            Ernst G. Hoyer:           For      4,612,140



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UTAH MEDICAL PRODUCTS, INC.
                                        REGISTRANT





Date:     8/14/02                       By: /s/ Kevin L. Cornwell
      --------------                       ------------------------------
                                           Kevin L. Cornwell
                                           CEO