Form 10-Q
period 2002-09-30
UTAH MEDICAL PRODUCTS INC
filed 2002-11-13
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: September 30, 2002               Commission File No. 0-11178
                                                                        -------


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

The number of shares outstanding of the registrant's common stock as of November 12, 2002: 4,923,000
          ---------

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                               INDEX TO FORM 10-Q
                               ------------------




PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

  Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets as of
        September 30, 2002 and December 31, 2001  .......................... 1

        Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2002 and September 30, 2001  ....... 2

        Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and September 30, 2001  ............ 3

        Notes to Consolidated Condensed Financial Statements  .............. 4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ................ 6

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......10

  Item 4.  Controls and Procedures .........................................10


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K  ...............................11


SIGNATURES  ................................................................11

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                             UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                             --------------------------------------------
                              CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                              -------------------------------------------
                               SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                               ----------------------------------------
                                            (in thousands)


                                                                   (unaudited)              (audited)
ASSETS                                                      SEPTEMBER 30, 2002      DECEMBER 31, 2001
------                                                      ------------------      -----------------
Current assets:
    Cash                                                          $      1,833           $        370
    Accounts receivable - net                                            3,390                  3,585
    Inventories                                                          3,098                  3,248
    Other current assets                                                   604                    670
                                                                  ------------           ------------
       Total current assets                                              8,925                  7,873

Property and equipment - net                                             8,755                  8,877

Goodwill                                                                 8,533                  8,533
Goodwill - accumulated amortization                                     (2,288)                (2,288)
                                                                  ------------           ------------
       Goodwill - net                                                    6,245                  6,245

Other intangible assets                                                  2,586                  2,586
Other intangible assets - accumulated amortization                      (2,072)                (2,009)
                                                                  ------------           ------------
       Other intangible assets - net                                       514                    577
                                                                  ------------           ------------
       TOTAL                                                      $     24,439           $     23,572
                                                                  ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                              $        600           $        457
    Accrued expenses                                                     1,468                  2,017
                                                                  ------------           ------------
       Total current liabilities                                         2,068                  2,474

Notes payable                                                                0                  2,501

Deferred income taxes                                                      201                    390
                                                                  ------------           ------------
       Total liabilities                                                 2,269                  5,365
                                                                  ------------           ------------

Stockholders' equity:
    Preferred stock - $.01 par value; authorized - 5,000
      shares; no shares issued or outstanding
    Common stock - $.01 par value; authorized - 50,000
      shares; issued - September 30, 2002, 4,917 shares
      December 31, 2001, 5,029 shares                                       49                     50
    Cumulative foreign currency translation adjustment                  (1,444)                (1,816)
    Retained earnings                                                   23,565                 19,973
                                                                  ------------           ------------
       Total stockholders' equity                                       22,170                 18,207
                                                                  ------------           ------------
       TOTAL                                                      $     24,439           $     23,572
                                                                  ============           ============
see notes to consolidated condensed financial statements

                                                   1

                       UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                       --------------------------------------------
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
                    ---------------------------------------------------
           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
           ---------------------------------------------------------------------
                   (in thousands, except per share amounts - unaudited)


                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                         ------------------------------------------------
                                            2002         2001         2002        2001
                                         ---------    ---------    ---------    ---------
NET SALES                                $   7,005    $   6,791    $  20,510    $  20,152

COST OF SALES                                2,926        2,895        8,698        8,571
                                         ---------    ---------    ---------    ---------

GROSS MARGIN                                 4,079        3,896       11,812       11,581
                                         ---------    ---------    ---------    ---------

EXPENSES:

Selling, general and administrative          1,228        1,415        3,712        4,331
Research & development                          76           86          202          280
                                         ---------    ---------    ---------    ---------

Total                                        1,304        1,501        3,914        4,611
                                         ---------    ---------    ---------    ---------

INCOME FROM OPERATIONS                       2,775        2,395        7,898        6,970

OTHER INCOME                                   113           77          352           81
                                         ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAX EXPENSE             2,888        2,472        8,250        7,051

INCOME TAX EXPENSE                           1,005          940        2,870        2,647
                                         ---------    ---------    ---------    ---------

NET INCOME                               $   1,883    $   1,532    $   5,380    $   4,403
                                         =========    =========    =========    =========

BASIC EARNINGS PER SHARE                 $    0.38    $    0.30    $    1.08    $    0.88
                                         =========    =========    =========    =========

DILUTED EARNINGS PER SHARE               $    0.36    $    0.29    $    1.01    $    0.85
                                         =========    =========    =========    =========

SHARES OUTSTANDING - BASIC                   4,949        5,025        4,996        5,016
                                         =========    =========    =========    =========

SHARES OUTSTANDING - DILUTED                 5,261        5,268        5,331        5,193
                                         =========    =========    =========    =========


see notes to consolidated condensed financial statements


                                             2

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
       -------------------------------------------------------------------
                           (in thousands - unaudited)

                                                               SEPTEMBER 30,
                                                            ------------------
                                                              2002       2001
                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $ 5,380    $ 4,403
                                                            -------    -------
Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                               904      1,469
    Provision for losses on accounts receivable                  12         44
    Loss on disposal of assets                                    0          6
    Deferred income taxes                                       (77)       (79)
    Tax benefit attributable to exercise of stock options       214         44
Changes in operating assets and liabilities:
    Accounts receivable - trade                                 246        (40)
    Accrued interest and other receivables                        0        117
    Inventories                                                 195       (322)
    Prepaid expenses                                            (45)       (71)
    Accounts payable                                            133        (68)
    Accrued expenses                                           (581)        92
                                                            -------    -------
Total adjustments                                             1,001      1,192
                                                            -------    -------
Net cash provided by operating activities                     6,381      5,595
                                                            -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
    Property and equipment                                     (349)      (399)
    Intangible assets                                             0          0
Proceeds from sale of property and equipment                      0          0
                                                            -------    -------
Net cash used in investing activities                          (349)      (399)
                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                          645        245
Common stock purchased and retired                           (2,727)       (69)
Proceeds from note payable                                        0          0
Repayments of note payable                                   (2,501)    (5,600)
                                                            -------    -------
Net cash used in financing activities                        (4,583)    (5,425)
                                                            -------    -------

Effect of exchange rate changes on cash                          13         (2)
                                                            -------    -------

NET INCREASE (DECREASE) IN CASH                               1,463       (230)

CASH AT BEGINNING OF PERIOD                                     370        414
                                                            -------    -------

CASH AT END OF PERIOD                                       $ 1,833    $   184
                                                            =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes              $ 2,700    $ 2,505
  Interest                                                  $    18    $   337


see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC AND SUBSIDIARIES
                  -------------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2001. Although the accompanying financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States, in the opinion of management, such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2) Inventories at September 30, 2002 and December 31, 2001 (in thousands) consisted of the following:

                                        September 30,  December 31,
                                           2002            2001
                                       --------------  -----------
          Finished goods                   $1,102        $1,142
          Work-in-process                     895           835
          Raw materials                     1,101         1,271
                                           ------        ------
          Total                            $3,098        $3,248
                                           ======        ======

(3) Comprehensive Income. The Company translates the currency of its Ireland subsidiary which comprises the only element of comprehensive income. Total comprehensive income for the three and nine months ending September 30, 2002 was (in thousands) $1,856 and $5,828, respectively.

(4) In July 2001, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment within six months of adopting the statement and at least annually thereafter. The Company completed the required initial goodwill impairment test, based on December 31, 2001 valuations, and determined that the book value of its goodwill associated with its 1997 and 1998 acquisitions is not impaired. Amortization of the Company's other intangible assets totaled (in thousands) $19 and $62 for the three and nine months ending September 30, 2002. The estimated aggregate amortization expense for the years ending 2002, 2003, 2004, 2005 and 2006 is (in thousands) $81, $76, $51, $51 and $50, respectively.

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

(6)  Events subsequent to September 30, 2002
     On October 1, 2002, UTMD announced a self-tender through which it intends to repurchase at a price of $17.05 per share up to 750,000 of its shares. The tender offer commenced on October 11, and is scheduled to expire on November 12, 2002.

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

Analysis of Results of Operations
   a) Overview
      In third quarter (3Q) 2002, UTMD's consolidated global sales increased 3% relative to 3Q 2001, while the first nine months' (9M) 2002 sales, representing calendar year-to-date sales, increased 2%.
     At the same time, the Company achieved the following profitability records for a calendar quarter:
          Gross Profit Margin (gross profits/ sales):            58.2%
          Operating Profit Margin (operating profits/ sales):    39.6%
          Net Profit Margin (profit after taxes/ sales):         26.9%
      As a result, UTMD concluded its nineteenth consecutive quarter of higher Earnings Per Share (EPS) when compared to the same quarter in the prior year. 3Q 2002 EPS increased 23% to $.36 on a diluted basis. EPS for the last twelve months (LTM) were $1.30.

   b) Revenues
      Revenue from product sales is generally recognized by UTMD at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company accrues provisions for the estimated costs that may be incurred for product warranties and unforeseen uncollectible accounts.
      UTMD believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of SAB 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured.
      The 3% increase in 3Q 2002 total sales was UTMD's best increase in quarter over prior year's same quarter revenue in the last three years. International sales increased 36%. Domestic sales decreased 3%, including a 7% decrease in domestic OEM sales. International sales, which benefited from a weaker US Dollar, were $1,482 in 3Q 2002 compared to $1,094 in 3Q 2001. Of the international sales, 64% were made in Europe during 3Q 2002, compared to 61% in 3Q 2001. Shipments from UTMD's Ireland facility in U.S. Dollar terms were up 46%. Domestic OEM sales were soft because of a weak U.S. economy. OEM sales are subject to quarter-to-quarter fluctuations because OEM customers usually purchase quantities that represent more than one quarter's supply of components.
      9M 2002 total sales increased 2%, comprised of international sales up 11% and domestic sales about the same as 9M 2001, although the OEM portion of 9M 2002 domestic sales were down 10%. International sales in 9M 2002 were $4,233 compared to $3,810 in 9M 2001. Of the international sales, 60% were made in Europe during 9M 2002, compared to 57% in 9M 2001.

Global revenues by product category:
     1. Obstetrics. 3Q 2002 obstetrics product sales were $3,131 compared to $3,357 in 3Q 2001. Obstetrics sales in 9M 2002 were $8,984 compared to $9,302 in 9M 2001.
     2. Gynecology/ Electrosurgery/ Urology. 3Q 2002 Gyn/ES/Uro product sales were $1,250 compared to $1,177 in 3Q 2001. Gyn/ES/ Uro product sales in 9M 2002 were $3,928 compared to $3,680 in 9M 2001. 9M 2002 OEM urology sales decreased $107, or 52%.
     3. Neonatal. 3Q 2002 neonatal product sales were $1,017 compared to $996 in 3Q 2001. Neonatal product sales in 9M 2002 were $2,863 compared to $2,807 in 9M 2001.

     4. Blood Pressure Monitoring and Accessories (BPM). 3Q 2002 BPM product sales were $1,607 compared to $1,262 in 3Q 2001. BPM product sales in 9M 2002 were $4,735 compared to $4,363 in 9M 2001.

   c) Gross Profit
      UTMD's gross profit margin (GPM), gross profits as a percentage of sales, in 3Q 2002 and 9M 2002 were 58.2% and 57.6%, respectively, compared to 57.4% and 57.5% for the same periods in 2001. GPM remained consistent with the prior year overall because improved manufacturing efficiencies offset increased labor-related costs.
      Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.
      UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a highly complex and competitive marketplace. Management expects to continue to achieve its average GPM target during the remainder of 2002 consistent with 9M 2002. Expected favorable influences include growth in sales volume without a similar increase in manufacturing overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products to reduce material costs. Expected unfavorable influences are continued competitive pressure on pricing and higher labor-related costs, including especially health plan benefits for employees.

   d) Operating Profit
      3Q 2002 operating profits increased 16% to $2,775 from $2,395 in 3Q 2001. Operating profits increased 13% to $7,898 in 9M 2002 from $6,970 in 9M 2001. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses were 18.6% and 19.1% of sales in 3Q 2002 and in 9M 2002, respectively, compared to 22.1% of sales in 3Q 2001 and 22.9% of sales in 9M 2001. 3Q and 9M 2002 operating profit margins were 39.6% and 38.5% of sales, respectively, compared to 35.3% and 34.6% in 3Q and 9M 2001, respectively.
      S&M expenses in 3Q 2002 were $618 or 8.8% of sales compared to $680 or 10.0% of sales in 3Q 2001. 9M 2002 S&M expenses were 9.1% of sales compared to 10.4% in 9M 2001. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. Looking forward, UTMD expects S&M expenses during 4Q 2002 consistent with 9M 2002.
      R&D expenses in 3Q 2002 were $76 or 1.1% of sales compared to $86 or 1.3% of sales in 3Q 2001. R&D expenses in 9M 2002 were 1.0% of sales compared to 1.4% of sales in 9M 2001. Management expects R&D expenses during 4Q 2002 consistent with 9M 2002.
      G&A expenses in 3Q 2002 were $610 or 8.7% of sales compared to $735 or 10.8% of 3Q 2001 sales. G&A expenses in 9M 2002 were 9.0% of sales compared to 11.1% of 9M 2001. G&A expenses include the Company's costs of litigation, patents, shareholder relations activities and, during 2001, amortization of goodwill (GWA) associated with acquisitions. A reduction in the Company's accrual rate for litigation expenses associated with the patent infringement lawsuit (which received a formal judgment in September), and the cessation of amortization of goodwill dictated by FASB SFAS No. 142, significantly helped reduce the G&A portion of operating expenses. UTMD anticipates G&A expenses during the remainder of 2002 will continue to be about 2 percentage points lower as a percent of sales than in 2001.

   e)  Non-operating income
      Non-operating income in 3Q 2002 was $113 compared to $77 in 3Q 2001, and $352 in 9M 2002 compared to $81 in 9M 2001. The substantial improvement was a result of much lower interest expense from borrowing on the Company's line of credit. Interest expense was zero in 3Q 2002 compared to $71 in 3Q 2001, and $319 lower in 9M 2002 than in 9M 2001. Royalty income, which UTMD receives for licensing its technology to other companies, was similar in all periods. In 4Q 2002, non-operating income will be reduced by the interest on borrowing required to finance the Tender Offer announced on October 1.

   f) Earnings Before Income Taxes
      3Q 2002 and 9M 2002 earnings before income taxes (EBT) each increased 17% compared to the same periods in 2001. UTMD was able to increase EBT as a percentage of sales (EBTM) because of reductions in operating expenses in all categories with higher sales activity and lower interest expenses. 3Q 2002 EBTM was 41.2% compared to 36.4% in 3Q 2001. 9M 2002 EBTM was 40.2% compared to 35.0% in 9M 2001. Management expects to conclude 2002 with record annual EBT as a percentage of sales compared to prior years.

   g) Net Income and EPS
      UTMD's net income (after taxes) expressed as a percentage of sales (NPM) was 26.9% and 26.2% for 3Q and 9M 2002, respectively, compared to 22.6% and 21.9% for the same periods in 2001. Net income was up 23% and 22% for 3Q 2002 and 9M 2002, respectively. The leverage in net income was due to a lower income tax accrual rate. The reduction in UTMD's estimated effective income tax rate was due to two primary factors: actual litigation costs which exceeded the Company's litigation reserve accrual rate and exercises of employee options. For employee options exercised and sold in less than one year, the gain realized by the employee is tax deductible to the Company. UTMD expects the tax deduction benefits from these factors to continue during the rest of 2002, resulting in a lower income tax rate for 2002 compared to 2001. The effective income tax rate in both 3Q and 9M 2002 was 34.8%, compared to 38.0% and 37.6% in 3Q and 9M 2001, respectively.
      Diluted 3Q 2002 EPS increased 23% to $.36 compared to $.29 in 3Q 2001. Diluted 9M 2002 EPS increased 19% to $1.01 compared to $.85 in 9M 2001. UTMD repurchased 203,900 shares of stock from October 1, 2001 through September 30, 2002, reducing actual shares outstanding. Exercises of employee options offset the reduction by 91,500 shares. In addition, the market increase in UTMD's stock price had a retarding effect on EPS growth as a result of the dilution calculation for unexercised options with an exercise price below the current market value. 3Q 2002 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 5,261,000 compared to 5,268,000 shares in 3Q 2001. Actual outstanding common shares as of the end of 3Q 2002 were 4,917,600 compared to 5,030,000 at the end of 3Q 2001. The Tender Offer announced on October 1 may have an impact in further reducing diluted shares by as much as 15%, depending on how many shares are actually tendered for sale to the Company by shareholders.

   h) Return on Shareholders' Equity  (ROE)
      ROE is equal to net profits divided by average shareholder equity. Annualized ROE in 3Q and 9M 2002 was 34% and 36%, respectively, compared to 39% and 40% in 3Q and 9M 2001, respectively. The higher ROE in the prior year resulted because of the higher financial leverage (debt) in the prior year. UTMD's ROE has averaged about 30% each year over the last 14 years. Management expects to exceed 30% ROE for calendar year 2002. Share repurchases have a beneficial impact on ROE as long as the Company sustains its net profit performance, because shareholder equity is reduced by the cost of the shares repurchased.

Liquidity and Capital Resources
   i) Cash flows
      Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $6,381 in 9M 2002, compared to $5,595 in 9M 2001.
      The Company expended $349 during 9M 2002 for investing activities, comprised entirely of purchases of property and equipment. During 9M 2001, the Company had used $399 to purchase property and equipment.
      UTMD received $645 from issuing 81,186 shares of stock upon the exercise of employee stock options in 9M 2002, and repurchased 192,400 shares at a cost of $2,727. Employee option exercises were at an average price of $7.95 per share. In 9M 2001, the Company received $245 from option exercises of 34,159 shares and paid $69 to repurchase 7,000 shares.
      During 9M 2002, UTMD made repayments of $2,501 on its note payable, eliminating the balance on the note in May, and received $0 in proceeds from the note. During 9M 2001, UTMD made repayments of $5,600 and received $0 in proceeds from the note. The note was used to finance the last Tender Offer in year 2000.
      Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance normal operations. UTMD expects to use cash during the rest of 2002 to fund the tender offer, to keep facilities, equipment and tooling in good working order, for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, and, if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. The revolving credit line will be used for liquidity when the timing of acquisitions or repurchases of stock require substantial cash, such as the 2002 tender offer.

   j) Assets and Liabilities
      The following discussion focuses primarily on changes since June 30, 2002. For changes since December 31, 2001, please refer to the Balance Sheets provided with this report. September 30, 2002 total assets were $298 higher than three months earlier. Current assets increased due to accumulation of cash following elimination of the line of credit balance. Except for cash, the other main components of current assets decreased, including receivables and inventories. Net property and equipment increased because fixed assets in Ireland appreciated in dollar terms due to the weakening of the U.S. Dollar compared to the Euro. Depreciation and amortization expenses for 3Q 2002 exceeded capital expenditures for new assets by $231. (Depreciation and amortization expenses for 9M 2002 have exceeded capital expenditures for new assets by $555.) Net intangible assets were $19 lower. UTMD's required adoption of FASB Statement No. 142, under which goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, reduced amortization expenses by $142 in 3Q 2002 compared to 3Q 2001. UTMD does not expect its goodwill intangible assets to become impaired in the foreseeable future.
      Cash (and equivalent) balances were $1,833 at September 30, 2002, compared to $823 on June 30, 2002. Depending on the number of shares repurchased during 4Q 2002, cash balances will decrease and the line of credit balance may increase following UTMD's payment for shares repurchased under the 2002 Tender Offer.
      Average inventory turns in 3Q 2002 remained excellent at 3.6 times, up from 3.5 times in the prior quarter. Accounts receivable balances decreased during 3Q 2002 with higher sales activity, which yielded a reduction in average "days in receivables" from 46 days at the end of the prior quarter to 44 days. At the end of 3Q 2001, days in receivables were 52.
      As of September 30, 2002, UTMD's total debt ratio (total liabilities/ total assets) decreased to 9% from 10% on June 30, 2002 and, due to elimination of the bank loan balance in May 2002, from 23% on December 31, 2001. The debt had been incurred in September 2000 to finance a Tender Offer repurchasing 1,119,000 UTMD shares at $8.20/ share. UTMD's debt ratio at the end of 2002 will depend primarily on the number of shares that are repurchased in the 2002 Tender Offer.

Other Financial Measures
   k) EBITDA
      EBITDA is EBT plus depreciation and amortization expenses plus interest expenses resulting from financing activities. 3Q 2002 EBITDA were $3,167 compared to $3,015 in 3Q 2001. As a ratio of sales, EBITDA were 45% in 3Q 2002 compared to 44% in 3Q 2001. 9M 2002 EBITDA were $9,172 compared to $8,857 in 9M 2001. LTM EBITDA were $12,097.
      EBITDA is a measure of UTMD's ability to generate cash. Please note that EBITDA is not defined or described by Generally Accepted Accounting Principles. As such, it is not prepared in accordance with GAAP, is not a measure of liquidity, and is not a measure of operating results. However, the components of EBITDA are prepared in accordance with GAAP, and UTMD believes that EBITDA is an important measure of the Company's financial performance and well-being.

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

      3Q and 9M 2002 financial results are consistent with achieving the previously stated plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        On January 1, 2002, UTMD converted the functional currency of its Irish manufacturing operations, including related assets, to the Euro currency, consistent with conversion of Ireland and many other Western European countries to the new common Euro currency. The Company's Irish operations were previously denominated in Irish Pounds. UTMD sells products under agreements denominated in U.S. Dollars and the Euro. The exchange rate was 1.0117 Euros per U.S. Dollar as of September 30, 2002. The weighted average conversion rate for 3Q 2002 for sales was 1.0164 Euros per U.S. Dollar. The Euro and other currencies are subject to exchange rate fluctuations that are beyond the control or anticipation of UTMD. The exchange rate for the Irish Pound was .8642 per U.S. Dollar as of September 30, 2001. The fixed exchange rate is .787 Euros per Irish Pound. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to U.S. Dollars as transactions occur.


Item 4. Controls and Procedures

      UTMD maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its consolidated condensed financial statements and other disclosures included in this report. UTMD's Board of Directors, operating through its audit committee, provides oversight to its financial reporting process.
      Within the 90-day period prior to the date of this report, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, UTMD's Chief Executive Officer and Acting Chief Financial Officer concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to UTMD required to be included in this quarterly report on Form 10-Q.
      There have been no significant changes in UTMD's internal controls or in other factors that could significantly affect internal controls subsequent to the date that it carried out its evaluation and there were no corrective actions regarding significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   a) Exhibits:

                  SEC
Exhibit #       Reference #       Title of Document
---------       -----------       -----------------

     1             99             Certification of CEO pursuant to 18
                                  U.S.C.ss.1350, as Adopted Pursuant to Section
                                  906 of the  Sarbanes-Oxley Act of 2002

      2             99            Certification of Principal Financial Officer
                                  pursuant to 18 U.S.C.ss.1350, as Adopted
                                  Pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002

   b) Reports on Form 8-K:
      On October 1, 2002, UTMD filed a report on Form 8-K, Item 5, Other Events, reporting that it was commencing a self-tender through which it intends to repurchase at a price of $17.05 per share up to 750,000 of its shares. The tender offer was scheduled to commence on October 8, and to expire on November 5, 2002. Please note that UTMD subsequently adjusted the dates to commence on October 11, and to expire on November 12, 2002.
      On October 15, 2002, UTMD filed a report on Form 8-K, Item 5, Other Events, reporting financial results for third quarter 2002.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UTAH MEDICAL PRODUCTS, INC.
                              ---------------------------
                              REGISTRANT



Date:   11/12/02              By: /s/ Kevin L. Cornwell
      ------------               ---------------------------------------------
                                 Kevin L. Cornwell
                                 CEO
                                 (Principal Executive and Financial Officer)

                                  CERTIFICATION

I, Kevin L. Cornwell, Chief Executive Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Utah Medical Products, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


   /s/ Kevin L. Cornwell
---------------------------------
Kevin L. Cornwell
Chief Executive Officer

                                  CERTIFICATION

I, Kevin L. Cornwell, Principal Financial Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Utah Medical Products, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002


   /s/ Kevin L. Cornwell
---------------------------------
Kevin L. Cornwell
Principal Financial Officer