Form 10-K
period 2002-12-31
UTAH MEDICAL PRODUCTS INC
filed 2003-03-27
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.         Commission File No. 0-11178
                                                                        --------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

               Utah                                        87-0342734
     -------------------------------                  -------------------
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

                               Title of each Class
                          Common Stock, $.01 par value
                         Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2002, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $77,783,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2003, based on NASDAQ/NMS closing price: $75,658,000.

The number of shares outstanding of the registrant's common stock as of March 7, 2003: 4,448,963


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

PRODUCTS
--------

Labor and Delivery/ Obstetrics:
------------------------------
Fetal Monitoring Accessories.
  About 60% of births are considered "higher risk" due to lack of prenatal care, among other factors. In many of these births, labor may become complicated and does not progress normally. The obstetrician must assess progression of labor to be able to intervene with drug therapy, infuse a solution to augment amniotic fluid, or ultimately if necessary, perform an abdominal (C-Section) surgical procedure, and be prepared for complications following childbirth.

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

o Introduced in 1987, INTRAN was the first disposable intrauterine pressure catheter that placed the pressure transducer at the pressure source within the uterine cavity. This design eliminated the complicated setup of fluid-filled systems and provided more accurate pressure waveforms. INTRAN I was discontinued in 1995 in favor of the more widely preferred INTRAN PLUS, also covered by UTMD's original INTRAN patent.

o INTRAN PLUS was introduced in 1991. The INTRAN PLUS catheter combines the transducer tip concept of INTRAN I with a refined tip design, a zero switch that allows the clinician to verify the reference of the monitor, and a dedicated amnio lumen which provides immediate access to the amniotic fluid environment which may be essential in the diagnosis and intervention of certain fetal conditions. In 1996, a viewport enhancement which allows physicians to observe amniotic fluid in a closed system was added to INTRAN PLUS. In 1997, UTMD introduced several variations to address user preferences in tip size and zero switch location.

  UTMD markets disposable electrodes, catheters and accessories as outlined above, but does not currently market monitors, the electronic capital equipment that process the electrical signals. In addition to products currently offered, UTMD intends to continue to investigate and introduce tools that enhance fetal monitoring techniques, a core area of product development focus.

Vacuum-Assisted Delivery Systems (VAD).
  UTMD's VAD Systems include CMI(R) patented soft silicone bell-shaped birthing cups and patented hand- held vacuum pumps which UTMD believes are the safest products for the fetus in vacuum-assisted operative deliveries. UTMD's patented soft silicone cup is unique in the industry. A soft bell-shaped cup design should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which should represent more than 90% of the cases where VAD is indicated. Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with an alternative to C-section intervention. Although there are risks associated with operative vaginal deliveries which represent about 15% of all U.S. hospital births, the procedures are generally regarded as safer for the mother, and at least as safe for the fetus, as C-Section delivery in comparable clinical situations. UTMD estimates that the VAD operative approach is used for about 8-10% of all U.S. births, with forceps continuing to lose ground as the alternative. UTMD's patented bell-shaped soft silicone TENDER TOUCH(R) cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System which reports specific names of products used in hospitals.

Other Obstetrical Tools.
  AROM-COT(TM) is a finger cover with a patented prong design to rupture maternal membranes with less patient pain and anxiety. MUC-X is an aspiration device used immediately after birth to clear neonatal respiratory passages and reduce exposure to potential infections. CORDGUARD(R) is a patented product which unifies the multiple steps of clamping the neonate's cord close to the umbilicus, severing the cord without splattering blood, drawing a clean cord blood sample, and assisting in the removal of the placenta. CORDGUARD's sharpless, closed system reduces the risk of exposure to potentially infected blood, and consequently reduces the high cost of exposure treatment under OSHA and CDC guidelines. In addition, CORDGUARD facilitates obtaining neonatal blood that is otherwise hard to obtain safely and cleanly.

Neonatal Intensive Care:
-----------------------
DISPOSA-HOOD(TM)
  The DISPOSA-HOOD is an infant respirtatory hood that is used in the NICU to administer oxygen to neonates and flush CO2 (carbon dioxide) while maintaining a neutral thermal environment critical to proper physiologic responses. The DISPOSA-HOOD, placed over the infant's head, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head. The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head and provides optimum flows for elimination of CO2 by ventilation. Because it is a disposable product, it allows for excellent visualization of the underdeveloped infant and prevents cross-contamination.

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

  A class of catheters called umbilical vessel catheters (UVC's) are specially designed for administering vital medications and fluids immediately following birth through the infant's umbilical vessel into the inferior vena cava. Because of the neonate's small size and lack of vascular development, there is no better access to vital organs. The catheters are also called umbilical artery catheters (UAC's) when placed in one of the umbilical arteries to measure blood pressure or monitor metabolic processes through blood analysis. In developing its UMBILI-CATH(TM) product line, Gesco pioneered the use of soft, biocompatible silicone catheters, helping to reduce the number of insertions required as well as other complications associated with invasive applications. UTMD has expanded the UVC product line to include catheters made from a patented thermosensitive polyurethane (Tecoflex(R)) that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion. In addition, GESCO provides a convenient catheterization procedure tray of implements and supplies necessary to place UVC catheters, as well as perform other similar procedures.

    The primary distinction of GESCO products is that they are not just cut-down or smaller versions of adult devices. For example, in the case of invasive catheters, the introducer, the soft rounded distal tip, mode of securing to the patient after insertion to avoid migration, luer locking hub with minimal dead space, number of lumens, catheter radiopaque striping for visualization, variations in catheter lengths and diameters and special packaging are all features specially designed for neonates. UTMD continues to modify product features to incorporate current neonatal nurse practitioner preferences.

  The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters, and chest drainage tubes. GESCO developed and marketed initial versions of all of these neonatal products. In order to keep pace with the trend of caring for smaller babies, UTMD has added smaller diameter versions of its URI-CATH(R) and NUTRI-CATH(R) products. In 2000, UTMD gained FDA premarketing clearance of a new PICC family of products specifically designed to minimize trauma to the critically ill neonate, named PICC-NATE(R). The PICC-NATE product line was designed with the input of experienced neonatal nurse practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling. The soft, strong silicone PICC-Nate comes in two diameter sizes, two types of venipuncture introducers, two hub configurations and the option of an integral stylet that aides insertion. In early 2003, UTMD will add a Tecoflex polyurethane version that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion.

  Other GESCO specialty products include a disposable peritoneal dialysis set that is a pre-assembled, sterile, closed system, called DIALY-NATE(R); a patented silicone oral protection device used to prevent palatal soft tissue injury by orotracheal tubes, called PALA-NATE(R); and a lumbar sampling kit with a tiny, specially-beveled needle for obtaining cerebral spinal fluid samples, called MYELO-NATE(R).

  GESCO's first patented product, HEMO-NATE(R), is a disposable filter designed to remove microaggregates from stored blood prior to transfusion into a neonate where any deficiency can have an overwhelmingly negative impact on a neonate's chances for survival, given an under-developed vasculature and small total blood volume. In 2001, UTMD introduced a new filter and an improved blood bag spike for Hemo-Nate, and a needleless version.

  In 2003, UTMD will continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having some of the most developmentally-friendly NICU specialty products in the medical device industry. In addition to products already offered and being developed internally, UTMD will look to expand sales through distribution arrangements with other manufacturers, or through selective acquisitions.

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

  UTMD's LETZ System includes patented disposable electrodes, the patented FINESSE(R) electrosurgical generator, and other miscellaneous components. A disposable loop electrode used to excise the tissue specimen is a pencil-like tube with a thin tungsten wire loop attached. The loop is available in varying sizes and includes a Safe-T-Gauge(R) that can be positioned so the physician can accurately colposcopically monitor the amount of tissue being excised. UTMD continues to augment its speciality electrodes. For example, the Company introduced a patented conization electrode for deep endocervical disease called C- LETZ(R), designed to limit the removal of healthy tissue margins that might compromise adequate cervical function. UTMD also will continue to provide adapters and other components which allow its market- leading specialty electrodes to be used with other manufacturers' electrosurgical generators. The FINESSE electrosurgical generator is the only generator on the market that contains an integral smoke evacuator, required to filter smoke and vapors that contain potentially hazardous particulate material produced during electrosurgery.

FINESSE(R) Generator; Specialty Loop, Ball, and Needle Electrodes; FILTRESSE(R) Evacuator; Other Specialty Electrodes; Other Supplies and Gynecologic Tools.
  UTMD has FDA clearance to market its electrosurgical system and tools for use in general surgery applications, including dermatology, plastic surgery and otolaryngology. UTMD recently introduced a new product line of ultra-fine tipped microdissection needles, called OptiMicro(TM) Needles. The new electrosurgical needles are particularly useful in plastic and reconstructive surgery applications. FILTRESSE is a stand-alone surgical smoke filtration system that combines high filtration efficiency, low cost and convenient use in a surgical office setting. Other electrosurgery tools and accessories include disposable electrosurgical pens, dispersive pads, footswitches, filter packs, speculums, retractors, forceps, tenacula and hooks. UTMD acquired the distribution rights to a unique reusable four-way expander system which facilitates access to, and visualization of, the cervix, eliminating the need for less effective specula and lateral retractors.

EPITOME(R)
  EPITOME is a patented electrosurgical scalpel which delivers precise performance in incision and excision with hemostasis while minimizing thermal side effects. Where rapid yet precise dissection of dense tissue is necessary, such as in mammaplasty or abdominoplasty, EPITOME provides exceptional utility. An independent study concludes that the EPITOME scalpel provides a significant improvement over older devices in wound healing and patient comfort. EPITOME allows a rapid incision without countertraction, yielding limited morbidity, less post-surgical pain and cosmetically superior results. EPITOME is useful where minimization of thermal tissue injury is important but control of bleeding needed. A patented bendable version of EPITOME with a smaller active electrode was introduced in 1998. Designed to significantly reduce the chance of tissue burns due to inadvertent electrode contact and where a smaller, bent scalpel tip is needed, the bendable EPITOME is of particular value, e.g., to thoracic surgeons in harvesting the internal mammary artery during coronary artery bypass surgery, as well as to otolaryngologists for tonsillectomies.

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

ENDOCURETTE(TM)
  In cooperation with Mayo Clinic, UTMD developed an advanced curette for uterine endometrial tissue sampling in the doctor's office. The sampling procedure is intended primarily to rule out precancer or cancerous change of the uterus in premenopausal women with abnormal uterine bleeding, or women with postmenopausal bleeding. The device is part of a class of catheters designed to be used without dilitation of the cervix and without general anesthetic. The inherent weakness of this type of device, which is related to its small size, is that it may not remove enough tissue of the endometrium for an accurate histologic assessment. The patented tip of the ENDOCURETTE was designed to obtain a more thorough tissue specimen without the need for dilitation, and without an increase in patient discomfort.

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

  Although other large medical companies manufacture and market disposable pressure transducers ("DPTs") under rights to UTMD's technology, the Company believes that the DELTRAN DPT which it manufactures remains the standard in terms of accuracy, reliability and ease of use. UTMD has an automated assembly line which allows the Company to effectively compete with the largest suppliers on the basis of consistent quality and low manufacturing costs. Introduced in 1998, the DELTRAN PLUS provides a closed system for blood sampling, without the use of needles, reducing the risk of an unwanted infection for both the patient and the practitioner.

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

MARKETING
---------

  UTMD competes on the basis of its value-added technologies and cost effective clinical solutions. UTMD believes that a number of its products are strong brands because they are recognized as clinically different. The Company's primary marketing challenge is to keep its customers focused on those differences and their important clinical benefits. UTMD's specialty focus, innovation and extensive experience in its specialty are important marketing attributes which help assure its ability to successfully compete and survive in a consolidating marketplace where many suppliers are trying to degrade product differences.

  In U.S. hospitals, which represent about 60% of UTMD's sales activity, marketing efforts are clouded by who in the hospital (or otherwise) actually makes decisions to purchase medical devices. UTMD regards clinicians who take responsibility for obtaining optimal care outcomes as the focal point of its marketing efforts. These people are often not the same ones administratively responsible for hospital purchasing decisions, but are important participants in the decision-making process.

DISTRIBUTION
------------

  UTMD believes another important success factor in the current healthcare industry is access to customers. Although the U.S. hospital supplier environment has been consolidating as a result of group purchasing organizations (GPOs), or their equivalent, establishing long term contracts with large medical device suppliers with diverse product lines in recent years, their financial relationships and true benefits for hospitals has come under increased scrutiny, both by hospitals' managements themselves and by the government. As a potential positive factor to UTMD's future performance, the increased scrutiny may lead to an understanding consistent with UTMD's belief that hospitals may not be currently saving money under many of the GPO contracts, and the longer term overall cost of care will be substantially higher, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace.

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


  Historically, UTMD has sold its products, especially those relating to critical care, through independent distributors and other medical companies in both domestic and international markets. Since 1991, the Company has developed a more focused direct sales organization in the United States with its own directly employed sales force. The current network of direct representatives is employed to concentrate on select market applications for UTMD products and to provide proper customer training and support. As of March 2003, the U.S. direct sales force is comprised of both outside territory representatives operating remotely geographically, as well as inside representatives who operate by telephone. Direct representatives are trained to understand the medical procedures being performed in UTMD's clinical focus. Through the use of its one-on-one contacts with physicians and other clinicians directly involved in patient care, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems. In addition to its direct representatives, UTMD utilizes third party clinical specialists to augment its training programs.

  When hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors. Sales to Med/Surg distributors currently comprise less than 10% of total domestic sales. In contrast, six years ago, national distributors and independent distributors in the U.S. represented more than 65% of UTMD's direct domestic Ob/Gyn business.

  In addition to the above traditional distribution methods, UTMD encourages customers to take advantage of fast and easy direct online ordering at www.order.utahmed.com. UTMD's website provides all the convenience of e-commerce expected of other sites. UTMD's experience to date with third party Internet-based exchanges suggests that they do not warrant a significant investment of UTMD resources until customers show more interest in their use.

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

  UTMD's current product development projects are in four areas of focus: 1) obstetrics/ fetal monitoring, 2) neonatal intensive care, 3) female incontinence management, and 4) specialized procedures for the assessment and treatment of cervical/uterine disease. UTMD has filed, had issued, exclusively licensed or acquired 11 patents in the last five years. Internal product development expenses are expected to be in the range of 1-2% of sales in 2003, consistent with 2002. In 2002, UTMD spent $285 (in thousands) on internal product development activities, or 1.0% of sales. In 2001, internal new product development expenses were $364 (1.3% of sales). In 2000, the comparable expenses were $568 (2.1% of sales). Investment in new product development has declined in recent years in conjunction with the limitations by hospital GPOs that UTMD has experienced for new products entering the marketplace.

EMPLOYEES
---------

  At December 31, 2002, the Company had 216 employees, 11 of which are located in Oregon, and 33 in Ireland. The average tenure of all of UTMD's employees is about eight years. The Company's continued success will depend to a large extent upon its ability to retain skilled employees. No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which creative and high achieving people want to work.

  To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers that limit their ability to contribute to UTMD's programs. All professional employees sign a code of conduct, and a confidentiality and non-compete agreement, as a condition of employment, and as consideration for receipt of stock option awards and participation in the management bonus program. None of the Company's employees is represented by labor unions or other collective bargaining groups. All employees participate in performance-based bonus programs.

PATENTS AND TECHNOLOGY LICENSES
-------------------------------

  The Company owns or exclusively licenses thirty-five unexpired patents, and is the licensee of certain other technology. There can be no assurance that patents will be issued with respect to any pending applications, that marketable products will result from patents or that issued patents can be successfully defended in a patent infringement situation.

  The ability of the Company to achieve critical mass in the marketplace depends in large part on the protection afforded by its patents. The impact on the Company of expiration of its patents is less clear, however, where UTMD directly markets products practicing its technology. Because of manufacturing experience, economies of scale, brand awareness of users and established clinician buying practices, significant market momentum may persist after expiration of patent protection. On the other hand, royalties received from the licensing of UTMD's patents will end immediately upon patent expiration. UTMD's current royalities reported in non-operating income are received on patents due to expire in 2008.

  In the case of UTMD's Patent No. 4,785,822 for inventions relating to a "Disposable Intracompartmental Pressure Transducer," the patent is due to expire in 2005. However, for the last six years, UTMD has maintained its leading market share for its Intran Plus intrauterine pressure catheter practicing this patent without the protection afforded by the patent. In cases where competitors introduce products that may infringe on UTMD's technology, the Company has an obligation to its shareholders to defend its intangible property to the extent that it can afford to do so. Although the cost of patent litigation is substantial and reduces the Company's current performance, a successful defense of a core market franchise may be key to the Company's continued recognition as an innovator.

  In January 2002, UTMD announced that a jury in the United States Federal District Court for the District of Utah rendered a verdict in favor of UTMD that the Tyco/Kendallo LTP Softrans 4000 Intrauterine Pressure Catheter literally infringes UTMD's Patent No. 4,785,822. UTMD markets the Intran(R) Plus which practices this patent. The patent infringement lawsuit had been filed in early 1997. In September 2002, the US Federal District Court issued a formal judgment awarding UTMD approximately $23 million in damages and accrued interest. Additional damages for infringing product sold by Tyco after the January verdict will be determined by the Court at a later date. In addition, the Court issued a permanent injunction against Tyco prohibiting the manufacturing, marketing, selling and/or otherwise distributing of the 4000 Softrans IUPC for the duration of UTMD's patent. Tyco/Kendall has filed an appeal of the decision. Tyco/Kendall was ordered to produce a $28 million bond by the US Federal District Court, so the the receipt of awarded damages upheld on appeal is not subject to any risk of Tyco/Kendall illiquidity. UTMD expects resolution by the end of 2003. Since the September judgment, Tyco has introduced a substitute intrauterine pressure catheter called Saflex. No other patent infringement lawsuits are currently pending.

  As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas. During 2002, ongoing royalties included in cost of goods sold were (in thousands) $3. Other royalties have been previously paid as a lump sum, or are incorporated into the cost of supplied components which practice certain patents of third parties. Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives. During 2002, the Company received $450 in royalty income, compared to $450 in 2001 and $452 in 2000. Royalty income was 4% of earnings before taxes in 2002. The Company's future financial performance also depends on the performance of other companies that license UTMD's technology.

GOVERNMENT REGULATION
---------------------

  UTMD's products are subject to regulation by the U.S. Food & Drug Administration ("FDA"), as well as other regulatory bodies globally. The FDA has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of medical products in the U.S. In addition, requirements exist under other federal laws and under state, local and foreign statutes that may apply to the manufacturing and marketing of the Company's products.

  All manufacturers of medical devices must register with the FDA and list all medical devices produced by them. The listing must be updated annually. In addition, prior to commercial distribution of devices for human use, a manufacturer must file a notice with the FDA, setting forth certain information regarding the safety and effectiveness of the device that is acceptable in content to the FDA.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS
-----------------------------------------

  Most of the components which the Company purchases from various vendors are readily available from a number of sources. Alternate sourcing of various components is continually underway. Vendors are qualified by Corporate Quality Assurance. The Company has a vendor quality monitoring program that routinely checks all incoming material for conformance to specifications.

EXPORTS
-------

  Revenues from foreign customers in 2002 were (in thousands) $5,735 (21% of total sales), as compared to $5,202 (19% of total sales) in 2001, and $5,425 (20% of total sales) in 2000. Blood pressure monitoring products represented 70% of international sales in 2002, compared to 67% in 2001 and 72% in 2000. Ob/Gyn and neonatal product foreign sales were $1,743 in 2002, compared to $1,718 in 2001 and $1,506 in 2000. For financial information by geographical area, please see Notes 1,3 and 8 to the Consolidated Financial Statements.

  UTMD sees the international marketplace as one of the important elements of its growth strategy. UTMD is keenly aware that not only are international markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used. In 1996 UTMD completed construction of a manufacturing facility in Athlone, Ireland. The facility offers a number of advantages: 1) from a marketing point of view, faster response to European Union customers, including a better understanding of customized needs, less costly distribution and duty-free access to over 350 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity at existing U.S. facilities.

BACKLOG
-------

  As a supplier of primarily disposable products, the nature of UTMD's business necessitates being very responsive to customer orders and delivering products quickly. Virtually all direct shipments to end users are accomplished within one week of receipt of customer purchase order. Backlog shippable in less than 60 days was approximately $0.3 million as of January 1, 2003 and 2002.

SEASONAL ASPECTS
----------------

  The Company's business is generally not affected by seasonal factors.

PRODUCT LIABILITY RISK MANAGEMENT
---------------------------------

  The risk of product liability lawsuits is a negative factor in UTMD's business because UTMD's products are frequently used in inherently life threatening situations to help physicians achieve a more positive outcome than what might otherwise be the case. Although UTMD's products are approved by the U.S. FDA as safe and effective, and have been used safely throughout the products' lives, in several cases in millions of uses to date, positive outcomes cannot always occur in the situations where UTMD's products are used. In litigious cultures (such as the U.S.) which may be driven by attorneys looking for contingency fee windfalls, patients may be led to regard manufacturers of excellent medical products as possible scapegoats. The strength of UTMD's balance sheet may be an inducement for some attorneys to file a claim against UTMD. In any lawsuit against a company where an individual plaintiff suffers a permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists. However, no such damages have been awarded against UTMD in its 25 year history.

  UTMD is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its future defense should any lawsuits be filed. The best defense the Company has is the consistent conformance of its proven safe and effective products to specifications. Except where released by the courts for not being a properly designated defendant, no product liability lawsuits involving a significant injury have been filed against the Company for any of its products in the past ten years. UTMD's total product liability legal cost over the last ten years has been $40 (in thousands). UTMD is currently named in one lawsuit in which it feels it should not be named as a defendant, the cost of which should not be material to future performance.

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

  Please refer to the PATENTS AND TECHNOLOGY LICENSES section on pages 9-10 for a description of the status of the patent infringement lawsuit filed by UTMD in 1997 against Graphic Controls, now Kendallo LTP/Tyco International, which UTMD believes continues to not have a materially adverse effect on the Company's financial condition or results of operations.

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

                          2002                               2001

                   High            Low                High           Low
                   ----           -----               ----          -----
1st Quarter     $  16.36        $ 12.51            $ 10.50         $ 7.03
2nd Quarter        16.35          14.90              12.40           8.80
3rd Quarter        17.04          13.48              14.00           9.40
4th Quarter        20.07          16.55              13.64           9.80

Stockholders.
  The approximate number of beneficial stockholders of UTMD's common stock as of March 7, 2003 was 2,800.

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




                  [Remainder of Page Intentionally Left Blank]

ITEM 6 - SELECTED FINANCIAL DATA.
  (in thousands, except per share data)

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2002, are derived from the audited financial statements and notes thereto of UTMD and its subsidiaries, certain of which are included in this report. The selected consolidated financial data should be read in conjunction with UTMD's Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

                                                Year Ended December 31
                                                ----------------------

                                  2002              2001               2000               1999              1998
                                  ----              ----               ----               ----              ----
Net Sales                      $27,361           $26,954            $27,193            $29,444           $27,677

Net Income                       7,165             5,934              5,373              5,468             4,585

Earnings Per Common
Share (Diluted)                   1.36              1.14                .90                .76               .59

Total Assets                    23,387            23,572             25,423             27,756            31,968

Long-term Debt                   4,956             2,501             10,000              5,934             3,098

Cash Dividends
Per Common Share                  None              None               None               None              None



                                               Quarterly Data for 2002
                                               -----------------------

                               First Quarter         Second Quarter          Third Quarter        Fourth Quarter
                               -------------         --------------          -------------        --------------
  Net Sales                           $6,705                 $6,800                 $7,005                $6,854

  Gross Profit                         3,816                  3,917                  4,079                 3,951

  Net Income                           1,712                  1,785                  1,883                 1,785

  Earnings Per Common
  Share (Diluted)                        .32                    .33                    .36                   .35


                                               Quarterly Data for 2001
                                               -----------------------

                               First Quarter         Second Quarter          Third Quarter        Fourth Quarter
                               -------------         --------------          -------------        --------------

  Net Sales                           $6,567                 $6,794                 $6,791                $6,802

  Gross Profit                         3,763                  3,921                  3,896                 3,812

  Net Income                           1,391                  1,481                  1,532                 1,531

  Earnings Per Common
  Share (Diluted)                        .27                    .29                    .29                   .29

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following comments should be read in conjunction with accompanying financial statements. Dollar amounts are in thousands except per-share amounts and where noted.

Productivity of Assets and Working Capital.
  a) Assets. Year-ending 2002 total assets were almost the same in all categories as 2001. Because total assets were slightly lower ($185) and sales activity increased 2% relative to 2001, UTMD continued to increase its total asset turns from 1.1 to 1.2, which helped 2002 return on average shareholders' equity (ROE). Ending 2002 current assets declined $116 as a result of substantially reduced receivables ($492) which more than offset higher inventories. Net fixed assets increased $13 despite depreciation of $1,090 that exceeded new purchases of $517 because the U.S. dollar (USD) value of the Company's existing assets in Ireland increased due to currency conversion from EURO to USD. Net intangible assets declined $82 from amortization of patents and other intellectual property. After 2002 adoption of FASB Rule No. 142, UTMD suspended amortizing goodwill from acquisitions which in 2001 resulted in a $569 decrease in intangible assets. Year-ending 2002 and 2001 net intangible assets were 29% of total assets. In 2003, asset turns are expected to benefit from projected sales growth while working capital remains about the same, excluding cash. Depreciation of fixed assets should continue to exceed purchases. Net intangible assets will not materially change, absent a new acquisition or a determination that current goodwill is impaired. Cash accumulation which results from operations and/or receipt of damages from Tyco may reduce asset turns in the absence of a new acquisition or share repurchases. Management targets 2003 total asset turns (excluding cash accumulation) at or higher than 2002 in order to not negatively affect ROE.

  Net Property, Plant and Equipment (PP&E) in the U.S., due to depreciation in excess of acquisitions, decreased $452, while in Ireland increased $465, despite no significant new Ireland purchases and depreciation expense of $293. With higher consolidated sales and constant PP&E in USD terms, 2002 PP&E turns increased to 3.1 from 3.0. The current book value of consolidated PP&E is 38% of acquisition cost. Management believes PP&E to be in good working order and capable of supporting increased sales activity. As a result, going forward, financial performance should be enhanced by lower rates of depreciation and continuing higher PP&E turns.

  Under FASB Statement No. 142, which UTMD adopted in 2002, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. UTMD's future income statement performance would only be affected in the case of impairment. The goodwill on UTMD's balance sheet is the result of two acquisitions in 1997 and 1998 which were made in cash at conservative valuations. As of December 31, 2001, the goodwill on the balance sheet had been reduced by 27% from the acquisition price, as a result of UTMD using previous GAAP for the purchase method of acquisition accounting. The acquired Gesco neonatal products and CMI continue to be viable parts of UTMD's overall business activities, representing 22% of total sales in 2002. Net goodwill on the December 31, 2002 balance sheet is 23% of 2002 sales. UTMD does not expect its goodwill intangible assets to become impaired in the foreseeable future.

  Average inventory turns decreased in 2002 to 3.4 from 3.7 because of UTMD's decision to build Intran Plus inventory to be properly prepared for anticipated increased demand as a result of the injunction against Tyco/Kendall for its infringing product, and the possibility of better access to physicians in hospitals as a result of new GPO codes of conduct prohibiting bundling of "physician preference" products with unrelated products. Management continues to target 4.0 average inventory turns as its objective, and believes inventory turns will improve in 2003. Year-ending 2002 accounts receivable (A/R) balances declined 14%. Calculated average days in A/R at 41 on December 31, 2002, based on 4Q 2002 shipment activity, were well within management's objective of 55 days. A/R over 90 days from invoice date were about 7% of total A/R at year end, compared to 6% at year-end 2001. The Company believes these older A/R are collectible or within its reserve balances for uncollectible accounts.

  Working capital at year-end 2002 was the same as year-end 2001 at $5.4 million because current assests and current liabilities both decreased by $0.1 million. UTMD's current ratio improved to 3.3 from 3.2.

Excluding use of cash for acquisitions or share repurchases, UTMD expects that 2003 working capital will increase as a result of cash generated from operations after bank debt is repaid.

  b) Liabilities. In the three years 2000-2002, UTMD's total liabilities and total debt ratio have been driven by the timing of debt incurred for financing share repurchases, not in providing cash to operate its business. Except for the Oregon facility involved as part of the 1997 CMI acquisition and a portion of UTMD's Midvale parking lot, the Company generally owns its PP&E assets. PP&E assets are dominated by Utah and Ireland manufacturing facilities, molds, production tooling and equipment, test equipment, computer/ communications equipment and software. At the end of 2002, UTMD's total debt ratio increased to 33% from 23% at the end of 2001 because the year-end line-of-credit balance increased by $2.5 million. The timing of borrowing about $5 million in November 2002 to complete a tender offer under which UTMD repurchased 0.5 million shares at a cost of $8.6 million was responsible for the change. UTMD had previously borrowed $9.3 million in July 1999 to complete a tender offer repurchase of 1.2 million shares and another $9.2 million in September 2000 to complete a tender offer repurchase of another 1.1 million shares. The debt incurred to finance those previous repurchases had been fully repaid in early 2002. Without additional significant share repurchases or a new acquisition, UTMD will be able to eliminate its current bank debt in 2003, yielding a total debt ratio less than 15% by the end of the year.

Results of Operations.
  a) Revenues. Global consolidated sales increased 2% in 2002 compared to 2001. Foreign (international) sales increased ten percent, and U.S. (domestic) sales declined less than one percent.

  UTMD divides its domestic sales into two primary distribution channels:
"direct sales" which are sales to end user customers by UTMD's direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and "OEM sales" which are sales to other companies where products are packaged and resold as part another company's product offerings. As a percentage of total domestic sales, 2002 direct sales represented 94% compared to 92% in both 2001 and 2000. The remaining 6% of domestic sales in 2002 were domestic OEM sales. In each of the years 2000- 2002, domestic direct sales represented 74% of global consolidated sales.

  International sales in 2002 were 21% of global consolidated sales compared to 19% and 20% in years 2001 and 2000 respectively. Of the 2002 foreign sales, 58% were made in Europe compared to 58% and 56% in 2001 and 2000. Ireland operations shipped 59% of foreign sales (in U.S. dollar terms) in 2002 compared to 54% in 2001 and 64% in 2000. Shipments from UTMD Ltd. (Ireland) were up 14% in Euro terms and up 21% in U.S. dollar terms compared to the prior year.

  UTMD groups its sales into four product-line categories: 1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician safety; 2) gynecology/electrosurgery/urology, comprised of tools for gynecological procedures associated primarily with cervical/uterine disease, including LETZ, endometrial sampling, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools; 3) neonatal care, comprised of devices that provide developmentally-friendly care to the most critically ill babies, including gaining vascular access, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/accessories/other, comprised of specialized components for invasively monitoring blood pressure on a continuous basis with pressure transducer systems, and subcontract molded parts along with other components and products sold on an OEM basis to other companies. In these four categories, UTMD's primary revenue contributors often enjoy a dominant market share and typically have differentiated product features protected by patents.

  Revenues by product category:
  1. Worldwide obstetrics product sales decreased 2% and represented 44% of total sales in 2002. Obstetrics sales dollars were $11,977 in 2002 compared to $12,276 in 2001 and $12,499 in 2000. Of the $298 decline in total obstetrics sales, $222 was from lower sales of vacuum-assisted delivery systems (VADS). The lower sales resulted from increased competition, GPO restrictions and lower utilization by U.S. hospital customers. Despite hospital concern, UTMD agrees with ACOG (The American College of Obstetricians & Gynecologists) that using VADS remains the trained physician's best choice in many operative deliveries, and will continue its educational programs regarding appropriate indications and proper use of the procedure. U.S. sales of Intran(R) Plus, the market-leading IUP catheter, increased 1%. Cheaper priced, less clinically-effective products represent significant competition where hospital administrators are constrained by GPO contracts or may not take the total cost of care into consideration, including increased risk of complications and utilization rates. International obstetrics sales decreased from $679 in 2001 to $613 in 2002 primarily because of the loss of one European distributor to bankrupcy.

  2. Consolidated global gynecology/ electrosurgery/ urology product sales increased 7% overall in 2002, and represented 19% of total revenues. Gyn/ES/Uro sales dollars were $5,271 in 2002 compared to $4,924 in 2001 and $4,552 in 2000. Electrosurgery product sales increased 11%, direct urology product sales increased 16%, OEM urology product sales decreased 64% and sales of gynecology tools and instruments, including the EndoCurette, decreased 4%. International sales in this category increased 8%. A number of UTMD products in this fragmented category are patented, so sales should continue to grow as physicians learn more about their advantages.

  3. Consolidated global neonatal product sales increased 1%, and represented 14% of total sales. Neonatal product sales were $3,852 in 2002 compared to $3,801 in 2001 and $3,781 in 2000. International neonatal product sales increased 10%.

  4. Worldwide blood pressure monitoring and accessories (BPM) sales increased 5%, and represented 23% of total revenues. Sales of BPM and accessories products were $6,261 in 2002 compared to $5,953 in 2001 and $6,360 in 2000. The increase was led by a 15% increase in international sales of BPM products, helped by a weaker U.S. dollar. Domestic OEM sales in this category, which includes plastic molded components used in other industries affected by the weak U.S. economy, declined 8%.

  Looking forward to 2003, UTMD expects better sales growth primarily as a result of mandated changes in U.S. hospital group purchasing practices that in recent years increasingly excluded smaller innovative companies from access to clinicians through high compliance contracts that bundled "physician-preference" products with unrelated commodity products. Hospital complied in order to avoid substantial financial penalties from the larger, more diversified medical device companies. In addition, after the injunction against Tyco for its infringing intrauterine pressure catheter, UTMD expects hospitals to return to Intran Plus, the leader in IUPC safety and effectiveness. The combination of these factors leads UTMD to project that Intran Plus demand will lead its 2003 sales growth, projected overall to be 5%. UTMD's patent which Tyco infringed will expire in 2005. The primary negative 2003 sales factor is the discontinuance of manufacturing the Pulsion (International OEM) PiCCO catheters, which in 2002 contributed about $404 in sales. The adoption of the PiCCO technology in the U.S. has been slower than Pulsion had projected.

  b) Gross Profit. UTMD's average 2002 gross profit margin (GPM), the surplus after costs of manufacturing, inspecting, packaging, sterilizing, and shipping products (COGS) are subtracted from net revenues, was a Company record 57.6% compared to 57.1% in 2001 and 55.6% in 2000. Royalties paid to others are also included in COGS. UTMD experienced a decline in sales of lower margin domestic OEM products, an increase in sales of higher margin domestic direct Ob/Gyn products, higher production yields, lower depreciation expense on fixed assets, and higher sales without a proportionate increase in overhead costs.

  With respect to gross profits in UTMD's sales channels, OEM sales are sales of UTMD products that are marketed by other companies in conjunction with their product offerings, and are not sold under UTMD's label. UTMD utilizes "OEM sales" as a means to help maximize utilization of its capabilities established to satisfy its "direct sales" business. As a general rule, prices for "OEM product sales" expressed as a multiple of direct variable manufacturing expenses are lower than for "direct sales" because in the OEM and international channels, UTMD's business partners incur significant expenses of sales and marketing. Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.

  UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a highly complex and competitive marketplace. Management expects to achieve its GPM target again in 2003. Expected favorable influences include growth in sales volume without a similar increase in manufacturing overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products and processes to reduce costs. Expected unfavorable influences are continued competitive pressure on pricing and higher wage rates.

  c) Operating Profit. Operating profit, or income from operations, is the surplus after operating expenses are subtracted from gross profits. Operating expenses include sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses. Operating profit increased 14% compared to the prior year. In 2002, operating profit was $10,542, compared to $9,278 in 2001 and $8,367 in 2000. UTMD's operating profit margin (operating profits divided by total sales) was also a Company record in 2002. The 2002 operating profit margin was 38.5%, compared to 34.4% in 2001 and 30.8% in 2000. Operating expenses as a percentage of sales decreased to 19.1% in 2002, from 22.7% in 2001 and 24.9% in 2000. A major portion of the decrease in operating expenses was due to UTMD's required GAAP adoption of SFAS Statement No. 142, under which the Company recognized no goodwill amortization expense
(GWA) in 2002. GWA was $569 in both 2001 and 2000. For comparison, $569 represents 2.1% of 2002 sales. Looking forward to 2003, UTMD expects to continue to improve its operating margin, primarily as a result of an increase in sales coupled with an increase in GPM without a corresponding increase in operating expenses. In 2003, UTMD plans to hold operating expenses as a percent of sales consistent with 2002.

        i) S&M expenses: S&M expenses are the costs of communicating UTMD's differences and product advantages, providing training and other customer service in support of the use of UTMD's solutions and processing orders. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly needed for U.S. business activity where it sells directly to clinical users. The largest component of S&M expenses is the cost of directly employing representatives that provide coverage across the country. U.S. GPO contract administration fees are also included in S&M expenses. Year 2002 S&M expenses decreased to $2,472 from $2,773 in 2001 and $3,250 in 2000, as UTMD continued to improve the productivity of its direct sales force. As a percent of total sales, S&M expenses were 9.0% in 2002, 10.3% in 2001 and 12.0% in 2000. Looking forward, UTMD plans higher S&M expenses during 2003 due to Group Purchasing Organization fees, increased advertising expenses and new marketing initiatives, but intends to manage S&M expenses to remain less than 10% of total sales.

        ii) R&D expenses: R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. Internal R&D expenses were $285 in 2002, $364 in 2001 and $568 in 2000. As a percent of sales, 2002 R&D expenses were 1.0% compared to 1.3% in 2001 and 2.1% in 2000. In 2002, the efforts of R&D aided UTMD's continued GPM improvements. In addition to new products still being developed, a number of existing products were enhanced or updated, including OptiMicro(TM) dissection needles, Hemo-Nate(R), EndoCurette(R), Deltran(R), LUMIN(R), GESCO(R) stopcocks and catheter hubs, and Intran(R) Plus. In 2003, UTMD will opportunistically employ R&D resources and invest R&D expenditures where management anticipates it can get a significant return on its investments with future new product sales. Those expenses are again likely to be in the range of 1%-2% of 2003 sales.

        iii) G&A expenses: G&A expenses include the "front office" functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, legal, risk management and protection of intellectual property. In addition to employing the personnel required to coordinate or manage the preceding functions, G&A expenses include outside director costs, outside legal counsel, independent accounting audit fees, 401(k) administration, NASDAQ exchange fees, write-offs of uncollectible receivables, business insurance costs, and corporate contributions to charitable organizations. As previously noted, prior to 2002, G&A expenses also included GWA. G&A expenses were $2,464 in 2002, $2,978 in 2001 and $2,940 in 2000. As a percent of sales, G&A expenses
were 9.0% in 2002, 11.0% in 2001 and 10.8% in 2000. All three years included considerable litigation expenses relating to the patent infringement lawsuit with Tyco/Kendallo LTP. Additional 2003 litigation expense will be required to respond to the Tyco/Kendallo LTP appeal. UTMD expects G&A expenses in 2003 will be about 9% of total sales.

  d) Non-operating Income, Non-operating Expense and EBT. Non-operating income includes royalties from licensing UTMD's technology to other companies, rent from leasing unutilized property to others, interest earned from investing the Company's cash, and gains or losses from the sale of assets offset by non-operating expenses like interest expenses and bank fees on the revolving line-of-credit. Non-operating income was $454 in 2002, $202 in 2001 and $53 in 2000. Royalties received were $450 in both 2002 and 2001, and $452 in 2000. Future royalties may vary depending on the success of other companies in selling products licensed by UTMD, and the remaining life of the applicable patents. Interest expense associated with the line-of-credit which reduce non-operating income was $36 in 2002, $370 in 2001 and $496 in 2000. Interest costs in 2002 were lower compared to 2001 and 2000 because the only significant borrowing occureed during the last month and a half of the year, and because interest rates were lower. Assuming interest rates remain about the same as current for the year of 2003, and no new borrowing for acquisitions or share repurchases, UTMD expects total non-operating income to be about $60 lower in 2003 than 2002. The difference is due to a projected higher average line of credit balance and less rental income.

  Earnings before income taxes (EBT) result from adding UTMD's non-operating income to its operating profits. EBT were $10,996 in 2002, $9,480 in 2001 and $8,420 in 2000. EBT in 2002 increased by $1.5 million, 16% higher than in 2001, because of higher sales, record gross profit and operating profit margins combined with $252 higher non-operating income. Given the projections noted above, including 5% higher sales, improved gross and operating profit margins, offset by lower non-operating income, management is targeting about a 7% increase in 2003 EBT.

  e) Net Income, EPS and ROE. Net income is EBT minus income taxes. Net income increased 21% to $7,165 in 2002, from $5,934 in 2001 and $5,373 in 2000. The growth in Net Income was greater than EBT growth because UTMD's 2002 effective tax rate was lower than in 2001. The effective income tax rate in 2002 was 34.8% compared to 37.4% in 2001 and 36.2% in 2000. Year to year fluctuations in the tax rate have resulted from 1) the use of a foreign sales corporation, 2) amount of exercised employee options which result in a tax benefit to the Company, 3) differences in distribution of state income taxes, 4) differences in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products, and 5) other factors such as R&D tax credits and the timing of actual versus accrued litigation expense. The most important factor in the tax rate decrease in 2002 was a tax credit from exercise of employee stock options. The Company eliminated its foreign sales corporation in 2002. Looking forward, marginal tax rates increase by 1% for EBT above $10 million. UTMD expects its 2003 income tax rate to be higher than in 2002, particularly if it receives a large damages award in the Tyco/ Kendallo LTP patent infringement lawsuit.

  UTMD's net income expressed as a percentage of sales ranks in the top performance tier of all U.S. publicly-traded companies at 26.2%, 22.0% and 19.8% for years 2002, 2001 and 2000, respectively. This profitability performance factor is the primary driver for UTMD's return on shareholders' equity (ROE).

  Earnings per share (EPS) is net income divided by the weighted average number of shares of stock outstanding (diluted to take effect for stock options awarded which have exercise prices below the period's weighted average market value). Diluted 2002 EPS were $1.36, up 20% from $1.14 in 2001. In 2000, EPS were $.90 with sales about the same as 2002. The combination of higher profitability and fewer outstanding shares have accounted for the substantial increase in EPS since 2000. UTMD management believes shareholder value is improved primarily by consistently increasing EPS. In the last five year period since 1997, UTMD has increased EPS at an annually compounded rate of 22% per year. The end of 2002 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 5,263 (in thousands) compared to 5,210 shares in 2001 and 5,978 shares in 2000. Dilution for options for the year 2002 was 350 (in thousands) shares compared to 191 in 2001, and 24 in 2000. The number of unexercised options outstanding was about the same in all three years. The small increase in 2002 dilution was due to a higher share price in the stock market. Actual outstanding common shares as of December 31, 2002 were 4,443 (in thousands).

  Return on shareholders' equity (ROE) is the portion of net income retained by UTMD to internally finance its growth, divided by the average accumulated shareholders' equity during the period. ROE in 2002 was 42% compared to 39% in 2001, and 34% in 2000. This ratio determines how fast the Company can afford to grow without adding external financing that would dilute shareholder interests. For example, a 20% ROE will financially support 20% growth in revenues without issuing more stock. Record profitability, higher utilization of assets, and increased financial leverage all contributed to an outstanding 2002 ROE result. In UTMD's opinion, achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. Management's goal is to consistently achieve ROE in excess of 25%. UTMD's ROE has averaged 31% per year over the last 17 years. Although the accumulation of cash in the absence of share repurchases or acquisitions could reduce total asset turns, and the elimination of long term debt would reduce financial leverage that enhances ROE, management expects to be able to achieve its ROE objective again in 2003 primarily by accomplishing another record year in profitability.

Liquidity and Capital Resources.
  a) Cash flows. Cash (and equivalent) balances were $285 at the end of 2002. UTMD effectively maintains zero-balance "sweep" cash account balances that minimize the line-of-credit balance, except for operating balances needed to meet requirements in Ireland and separate physical reserves set aside for contractual commitments.

  Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $8,656 in 2002 compared to $7,860 in 2001 and $7,825 in 2000. The reason that 2002 cash provided by operating activities did not increase by as much as net income was that a substantial part of the increase in income was due to lower non-cash depreciation and amortization expense, as previously noted. Net cash in 2002 was also aided by the tax benefit attributable to exercise of employee options.

  For net cash used in investing activities, the Company expended $517 and $524 during 2002 and 2001, respectively, for puchases of property and equipment, comprised of normal replacement molds and other equipment to sustain manufacturing capabilities. Management believes that investing activities of $500-600 in 2003 will continue to sustain effective manufacturing capabilities and facilities in good condition. In 2000, the $600 expended for investing activities included $250 for the purchase of certain technology rights.

  In 2002, UTMD received $1,113 from issuing 137,089 shares of stock upon the exercise of employee stock options and repurchased 720,953 shares of stock in the open market at a cost of $11,787. In addition, the Company received and retired 1,727 shares as the result of employees trading UTMD shares in payment for the exercise of stock options, at a cost of $31. Option exercises in 2002 were at an average price of $8.12 per share. Share repurchases in the open market were at an average cost of $16.35 per share, including commissions and costs of the tender offer. In 2001, the Company received $316 from issuing 44,500 shares of stock on the exercise of employee stock options (about $800 less than in 2002) and paid $193 to repurchase 18,500 shares (about $11,600 less than in 2002). In 2000, the Company received $85 from issuing 12,524 shares of stock on the exercise of employee stock options and paid $11,598 to repurchase 1,463,032 shares of stock in the open market. In 2000, the Company completed a tender offer for its stock similar in dollar magnitude to 2002.

  During 2002, UTMD made repayments of $2,501 on its note payable, which was the remaining balance at the end of 2001, while receiving $4,956 in proceeds from the note (line of credit) to finance the new tender offer in November 2002. The Company repurchased 502,853 shares in the 2002 tender offer at a total cost of $8,603. In 2001, UTMD made loan repayments of $7,499 and received $0 in proceeds from the note. In 2000, UTMD made loan repayments of $4,884 and received $8,950 in proceeds from the note to help finance a tender offer in September 2000.

  Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans and repay debt. Planned 2003 capital expenditures are expected to be in the range of $500-600 to keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UTMD plans to use cash in 2003 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases if the price of the stock remains undervalued, and if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. UTMD plans to use any cash not needed for the above pursuits during 2003 to eliminate the line-of-credit balance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

Other Financial Measures
  EBITDA (equals EBT, plus depreciation and amortization expenses, plus interest expense) is a term used for measuring a company's ability to generate cash from its operations without regard for changes in working capital, cash consumed for fixed asset purchases, its cost of borrowing or income tax burden. UTMD's EBITDA in 2002 was $12.2 million, or 45% as a ratio of sales. UTMD's EBITDA has averaged 40% of sales over the last five years. The extraordinarily strong cash generation performance resulted from a combination of outstanding operating profit performance and royalty income from others' use of UTMD's technology. With an increase in sales of 5%, management projects performance factors will remain intact for 2003 that will allow EBITDA approaching $13 million.

  Please note that EBITDA is not defined or described by Generally Accepted Accounting Principles (GAAP). As such, it is not prepared in accordance with GAAP, is not a measure of liquidity, and is not a measure of operating results. However, the components of EBITDA are prepared in accordance with GAAP, and UTMD believes that EBITDA is an important measure of the Company's operating performance and financial well-being.

Management's Outlook.
  In summary, in 2003 UTMD plans to
  1) realize improved results from 2002 initiatives to expand sales activity;
  2) continue outstanding operating performance, and set new Company records for profitability as a percent of sales;
  3) sustain the patent infringement verdict and recover damages; and
  4) actively look for new acquisitions to build a platform for continued growth.

  The following factors provide optimism that 2003 will demonstrate better top line growth:
  1) The new codes of conduct adopted by hospital group purchasing organizations
(GPOs) at the direction of the U.S. Senate Judiciary Subcommittee on Antitrust, Business Rights and Competition in mid-2002 represent a "sea change" for small, innovative medical device firms that market differentiated products to hospital clinicians, if the new codes are honored by hospital members. Continuing the inquiry into the role of GPOs and monitoring compliance with the 2002 reforms remains on the top of the Subcommittee's 2003 agenda according to a February 25, 2003 joint press release from Senators Mike DeWine (R-OH) and Herb Kohl (D-WI) in an important bipartisan effort to improve the quality and cost of healthcare.
  2) UTMD recently completed formal supply agreements with two major GPO's:
Premier, for UTMD's L&D specialty products; and MedAssets, for all of UTMD's specialty mother and baby products including L&D, NICU and gynecology/urology products. A number of other GPO's, perhaps spurred by the new codes of conduct or the injunction against Tyco for its infringing IUPC, have recently requested contract proposals from UTMD. This is a change from the past.
  3) UTMD's electrosurgery/gynecology/urology products which have not been as constrained by hospital GPO contracts continue to gain acceptance and demonstrate good sales growth.
  4) International demand should continue strong in 2003 with a continuing weaker USD, despite the loss of the Pulsion PiCCO catheter business.
  5) UTMD expects some improvement in U.S. OEM activity after a soft year in 2002.

  Of course, UTMD is gratified with the January 2002 jury verdict and subsequent September 2002 U.S. District Court judgment for about $23 million in damages and interest and permanent injunction of Softrans, Tyco/Kendallo LTP's infringing product. UTMD believes the Tyco/Kendallo LTP appeal will be resolved in 2003. Because of the complexity of patent law, UTMD cannot predict the outcome of the appeal. Given the uncertainty, UTMD will reserve its projection of the impact that an ultimate victory would have on its business until the case is finally closed. The appeal process does not require new discovery or new testimony by witnesses.

  UTMD will continue to focus on differentiating itself, especially from commodity-oriented competitors. UTMD is small, but its employees are experienced and diligent in their work. Our passion is in providing innovative clinical solutions that will help reduce health risks for women and their babies. The Company has a defined focus, and does not seek to become big as a primary motivation. We just want to do an excellent job in meeting our customers' needs, and provide our shareholders with excellent returns. The reliability and performance of UTMD's products is high and represents significant clinical benefits as well as minimal total cost of care. Physicians do care about the well-being of their patients, but their time is limited to evaluate choices, and they have hospital administrators to deal with who often look at the initial price of a product, period. UTMD is hopeful that recent Federal congressional attention on the activities of GPO's will continue to shine a brighter light on anti-competitive practices that are not in the best interest of U.S. patients or their physicians. In the U.S., UTMD will continue to leverage its reputation as an innovator which will responsively take on challenges to work with physicians who use its products in specialty hospital areas, or outside the hospital in their office practices. Internationally, where UTMD must depend on the knowledge, focus, relationships and energy of independent distributors, management will continue to closely monitor performance and recruit needed new business partners. In 2003, UTMD expects its Ireland subsidiary, which grew its shipments in U.S. Dollar terms by 21% in 2002, to continue to improve its contribution to overall performance.

  In 2002, UTMD again demonstrated a high positive cash flow reflected by achieving record EBITDA performance of 45% of sales, managing working capital effectively and keeping new capital expenditures below its rate of depreciation of existing assets. UTMD's balance sheet is strong enough to finance an acquisition in 2003 through debt, which is preferred because it doesn't dilute shareholders' interest by issuing more stock. In considering acquisitions, UTMD looks to acquire successful companies that will enhance its specialist focus. When UTMD acquires a company, it probably will be for cash, and with the idea that UTMD will be able to retain key resources that helped make it successful. Because current market values seem closer to acquisition values that will allow realistic accretive results, UTMD intends to increase its acquisition search activity in 2003.

  UTMD's technologies are current, and ideas often leading, but we believe in the "old-fashioned" approach of building a long term stable business that will achieve predictable future results allowing job security for our employees who are diligent in their work, consistent returns for our shareholders and continued reliable services for customers who depend on us. Rather than devoting limited resources to a large public relations effort promoting the Company's stock, we focus our resources on Company business.

  Over the last five years, UTMD has achieved some significant accomplishments:
1) compounded EPS growth of 22% per year; 2) repurchase of 46% of the ownership of the Company (including all option exercises) for $36 million (3.9 million net shares at an average cost of $9.24 per share including commissions, other repurchase costs and the difference between option exercise price and market price for shares exercised); 3) two acquisitions costing $11.5 million which accounted for 22% of total sales in 2002; and, 4) an apparent successful effort defending the patent rights of UTMD's flagship product technology and core franchise of UTMD's market identity, plus a $23 million award.

  Looking back, UTMD's EPS were up 20% in 2002, and the $19.10 ending share price was up 40% relative to the end of 2001. The NASDAQ Composite, S&P 500 Index and DJIA were all down, 32%, 23% and 17% respectively. With 2002 EPS of $1.36, UTMD's year-end price to trailing earnings ratio (PER) was still only 14, suggesting that a combination of PER expansion closer to the market average and continued increase in EPS performance could again provide excellent shareholder returns in 2003.

Accounting Policy Changes.
  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions" before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial position or future operations.

  In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

  In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 148 also changes the disclosure requirement of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have any impact on the Company's financial position or operations for the year ended December 31, 2002 and is not expected to have any impact on future operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Prior to January 1, 2002, the Company had manufacturing operations, including related assets, in Ireland denominated in Irish Pounds, and sold products under agreements denominated in various Western European currencies. On January 1, 2002, UTMD converted its Irish operations and assets to the EURO currency, consistent with conversion of Ireland and many other Western European countries to the new common EURO currency. The EURO, Irish Pound and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate for the EURO was .9551 per U.S. Dollar as of December 31, 2002. The exchange rate for the Irish Pound was .8869 and .8354 per U.S. Dollar as of December 31, 2001 and 2000, respectively. Please see Note 1, page F-11. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14 - CONTROLS AND PROCEDURES.

UTMD maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its consolidated financial statements and other disclosures included in this report. UTMD's Board of Directors, operating through its audit committee, provides oversight to its financial reporting process.

Within the 90-day period prior to the date of this report, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, UTMD's Chief Executive Officer and Acting Chief Financial Officer concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to UTMD required to be included in this annual report on Form 10- K.

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

    6          10           Amendment, effective May 15, 1998, to Employment            Incorporated by
                            Agreement dated December 21, 1992 with Kevin L.             Reference(3)
                            Cornwell*

    7          10           Utah Medical Products, Inc., 1994 Employee                  Incorporated by
                            Incentive Stock Option Plan*                                Reference(1)

    8          10           Utah Medical Products, Inc., 1993 Directors'                Incorporated by
                            Stock Option Plan                                           Reference(1)

    9          10           Utah Medical Products, Inc., Performance                    Incorporated by
                            Option Plan*                                                Reference(1)

   10          10           Loan Agreement, dated 3 July, 2002 between                  Incorporated by
                            Utah Medical Products, Inc and U.S. Bank                    Reference(4)
                            National Association

   11          10           Revolving Promissory Note, dated July 3, 2002               Incorporated by
                            by Utah Medical Products, Inc. to U.S. Bank                 Reference(4)
                            National Association.





                            SEC
Exhibit #   Reference #     Title of Document                                           Location
---------   -----------     -----------------                                           --------

   12          21           Subsidiaries of Utah Medical Products, Inc.                 Incorporated by
                                                                                        Reference(5)

   13          23           Consent of Tanner + Co., Company's independent              This Filing
                            auditors for the years ending December 31, 2002,
                            December 31, 2001, and December 31, 2000

   14          99           Certification of CEO pursuant to 18 U.S.C.ss.1350,           This Filing
                            as Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

   15          99           Certification of Principal Financial Officer pursuant to     This Filing
                            18 U.S.C.ss.1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002


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

      (4) Incorporated by reference from the Company's quarterly report on form
          10-Q filed with the Commission for the quarter ended June 30, 2002.

      (5) Incorporated by reference from the Company's annual report on form
          10-K filed with the Commission for the year ended December 31, 1999.


(b)   Reports on Form 8-K.
      On January 23, 2002, UTMD filed a report on Form 8-K, Item 5, Other Events, reporting its audited financial results for 2002.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 26th day of March, 2003.

                           UTAH MEDICAL PRODUCTS, INC.



                          By:         /s/ Kevin L. Cornwell
                             -------------------------------------------------
                             Kevin L. Cornwell
                             Chief Executive Officer



                          By:         /s/ Paul O. Richins
                             -------------------------------------------------
                             Paul O. Richins
                             Principal Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of March, 2003.




                          By:         /s/ Stephen W. Bennett
                             -------------------------------------------------
                             Stephen W. Bennett, Director



                          By:         /s/ Kevin L. Cornwell
                             -------------------------------------------------
                             Kevin L. Cornwell, Director



                          By:         /s/ Ernst G. Hoyer
                             -------------------------------------------------
                             Ernst G. Hoyer, Director



                          By:         /s/ Barbara A. Payne
                             -------------------------------------------------
                             Barbara A. Payne, Director



                          By:         /s/ Paul O. Richins
                             -------------------------------------------------
                             Paul O. Richins, Director

                                  CERTIFICATION

I, Kevin L. Cornwell, Chief Executive Officer of the Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Utah Medical Products, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


/s/ Kevin L. Cornwell
-----------------------
Kevin L. Cornwell
Chief Executive Officer

                                  CERTIFICATION

I, Paul O. Richins, Acting Principal Financial Officer of the Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Utah Medical Products, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


 /s/ Paul O. Richins
-------------------------
Paul O. Richins
Principal Financial Officer

                          UTAH MEDICAL PRODUCTS, INC.
                           December 31, 2002 and 2001
                       Consolidated Financial Statements

                                      UTAH MEDICAL PRODUCTS, INC.
                                      Index to Consolidated Financial Statements

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

Consolidated statement of cash flows                                        F-6

Notes to consolidated financial statements                                  F-8

                                                    INDEPENDENT AUDITORS' REPORT







     To the Board of Directors and Stockholders of Utah Medical Products, Inc.


     We have audited the consolidated balance sheet of Utah Medical Products, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.






     /s/ Tanner + Co.


     Salt Lake City, Utah
     January 21, 2003

                                                     UTAH MEDICAL PRODUCTS, INC.
                                                      Consolidated Balance Sheet
                                                                  (In Thousands)

                                                                    December 31,
--------------------------------------------------------------------------------


Assets                                                       2002          2001
------                                                    ---------------------

Current assets:
  Cash                                                    $    285     $    370
  Accounts receivable, net (note 2)                          3,093        3,585
  Inventories (note 2)                                       3,478        3,248
  Prepaid expenses and other current assets                    502          155
  Deferred income taxes (note 6)                               399          515
                                                          ---------------------

        Total current assets                                 7,757        7,873

Property and equipment, net (note 3)                         8,890        8,877

Other assets, net (note 2)                                   6,740        6,822
                                                          ---------------------

         Total                                            $ 23,387     $ 23,572
                                                          =====================


Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
  Accounts payable                                        $    631     $    457
  Accrued expenses (note 2)                                  1,688        2,017
                                                          ---------------------

         Total current liabilities                           2,319        2,474

Note payable (note 4)                                        4,956        2,501
Deferred income taxes (note 6)                                 390          390
                                                          ---------------------

         Total liabilities                                   7,665        5,365
                                                          ---------------------

Commitments and contingencies (notes 5 and 9)                   --           --

Stockholders' equity:
  Preferred stock $.01 par value; authorized 5,000
    shares; no shares issued or outstanding                     --           --
  Common stock, $.01 par value; authorized 50,000
    shares; issued 4,443 shares in 2002 and
    5,029 shares in 2001                                        44           50
  Cumulative foreign currency translation adjustment        (1,115)      (1,816)
  Retained earnings                                         16,793       19,973
                                                          ---------------------

         Total stockholders' equity                         15,722       18,207
                                                          ---------------------

         Total                                            $ 23,387     $ 23,572
                                                          =====================



See accompanying notes to consolidated financial statements.                 F-3

                                                     UTAH MEDICAL PRODUCTS, INC.
                 Consolidated Statement of Income and Other Comprehensive Income
                                        (In Thousands, Except Per Share Amounts)

                                                        Years Ended December 31,
--------------------------------------------------------------------------------


                                               2002         2001         2000
                                             -----------------------------------

Net sales (notes 8 and 9)                    $ 27,361     $ 26,954     $ 27,193

Cost of sales (note 9)                         11,598       11,561       12,068
                                             -----------------------------------

         Gross margin                          15,763       15,393       15,125
                                             -----------------------------------

Expenses:
  Sales and marketing                           2,472        2,773        3,250
  Research and development                        285          364          568
  General and administrative                    2,464        2,978        2,940
                                             -----------------------------------

         Income from operations                10,542        9,278        8,367

Other income (expense):
  Dividend and interest income                      6            9           39
  Royalty income                                  450          450          452
  Interest expense                                (36)        (370)        (496)
  Other, net                                       34          113           58
                                             -----------------------------------

         Income before income
           tax expense                         10,996        9,480        8,420

Income tax expense (note 6)                    (3,831)      (3,546)      (3,047)
                                             -----------------------------------

         Net income                          $  7,165     $  5,934     $  5,373
                                             ===================================

Earnings per common share (basic)
(notes 1 and 2)                              $   1.46     $   1.18     $   0.90
                                             ===================================

Earnings per common share (diluted)
(notes 1 and 2)                              $   1.36     $   1.14     $   0.90
                                             ===================================

Other comprehensive income - foreign
  currency translation net of taxes of
  $(244), $87, and $109                           457         (170)        (200)
                                             ===================================

         Total comprehensive income          $  7,622     $  5,764     $  5,173
                                             ===================================



See accompanying notes to consolidated financial statements.                 F-4



                                                                                         UTAH MEDICAL PRODUCTS, INC.
                                                                      Consolidated Statement of Stockholders' Equity
                                                                                                      (In Thousands)

                                                                       Years Ended December 31, 2002, 2001 and 2000
-------------------------------------------------------------------------------------------------------------------

                                                                                Cumulative
                                                                                  Foreign
                                             Common Stock           Additional   Currency
                                        ------------------------     Paid-in    Translation    Retained
                                          Shares          Amount     Capital     Adjustment    Earnings     Total
                                        ---------------------------------------------------------------------------
Balance, January 1, 2000                      6,453        $ 64          $ -     $ (1,250)    $ 19,975    $ 18,789

Shares issued upon exercise of
employee stock options for cash                  13           -           85            -            -          85

Tax benefit attributable to appreciation
of stock options                                  -           -            7            -            -           7

Common stock purchased and retired           (1,463)        (14)         (92)           -      (11,492)    (11,598)

Foreign currency translation adjustment           -           -            -         (309)           -        (309)

Net income                                        -           -            -            -        5,373       5,373
                                        ---------------------------------------------------------------------------

Balance, December 31, 2000                    5,003          50            -       (1,559)      13,856      12,347

Shares issued upon exercise of
employee stock options for cash                  45           -          316            -            -         316

Tax benefit attributable to appreciation
of stock options                                  -           -           60            -            -          60

Common stock purchased and retired              (19)          -         (376)           -          183        (193)

Foreign currency translation adjustment           -           -            -         (257)           -        (257)

Net income                                        -           -            -            -        5,934       5,934
                                        ---------------------------------------------------------------------------

Balance, December 31, 2001                    5,029          50            -       (1,816)      19,973      18,207

Shares issued upon exercise of
employee stock options for cash                 137           1        1,112            -            -       1,113

Shares received and retired upon
exercise of stock options                        (2)          -          (31)           -            -         (31)

Tax benefit attributable to appreciation
of stock options                                  -           -          354            -            -         354

Common stock purchased and retired             (721)         (7)      (1,435)           -      (10,345)    (11,787)

Foreign currency translation adjustment           -           -            -          701            -         701

Net income                                        -           -            -            -        7,165       7,165
                                        ---------------------------------------------------------------------------

Balance, December 31, 2002                    4,443        $ 44          $ -     $ (1,115)    $ 16,793    $ 15,722
                                        ---------------------------------------------------------------------------





See accompanying notes to consolidated financial statements.                                                   F-5



                                                          UTAH MEDICAL PRODUCTS, INC.
                                                 Consolidated Statement of Cash Flows
                                                                       (In Thousands)

                                                             Years Ended December 31,
-------------------------------------------------------------------------------------

                                                       2002        2001        2000
                                                     --------------------------------
Cash flows from operating activities:
  Net income                                         $  7,165    $  5,934    $  5,373
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                      1,172       1,933       2,191
     Provision for recovery of losses on accounts
       receivable                                          18          70          27
     Loss on disposal of assets                           --            6           1
     Deferred income taxes                                108         (26)        (13)
     Tax benefit attributable to exercise
       of stock options                                   354          60           7
     (Increase) decrease in:
       Accounts receivable                                577         164          57
       Accrued interest and other receivables            (316)        121         (12)
       Inventories                                       (168)       (239)        165
       Prepaid expenses and other current assets          (31)        (20)         27
     Increase (decrease) in:
       Accounts payable                                   154        (208)        149
       Accrued expenses                                  (377)         65        (147)
                                                     --------------------------------

        Net cash provided by operating activities       8,656       7,860       7,825
                                                     --------------------------------

Cash flows from investing activities:
  Capital expenditures for:
    Property and equipment                               (517)       (524)       (361)
    Intangible assets                                    --          --          (250)
  Proceeds from sale of property and equipment           --          --            11
                                                     --------------------------------

        Net cash used in investing activities            (517)       (524)       (600)
                                                     --------------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock - options      1,113         316          85
  Common stock purchased and retired                  (11,787)       (193)    (11,598)
  Common stock purchased and retired - options            (31)       --          --
  Proceeds from note payable                            4,956        --         8,950
  Repayments of note payable                           (2,501)     (7,499)     (4,884)
                                                     --------------------------------

        Net cash used in financing activities          (8,250)     (7,376)     (7,447)
                                                     --------------------------------

Effect of exchange rate changes on cash                    26          (4)        (11)
                                                     --------------------------------

        Net decrease in cash and cash equivalents         (85)        (44)       (233)

Cash at beginning of year                                 370         414         647
                                                     --------------------------------

Cash at end of year                                  $    285    $    370    $    414
                                                     ================================




See accompanying notes to consolidated financial statements.                       F-6

                                                     UTAH MEDICAL PRODUCTS, INC.
                                           Consolidated Statement of Cash Flows
                                                                  (In Thousands)
                                                                    (Continued)
-------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:


                                                      Years Ended
                                                      December 31,
                                    --------------------------------------------
                                          2002            2001            2000
                                    --------------------------------------------

Cash paid during the year for:

         Income taxes                 $      3,568 $     3,399 $          3,308
                                    --------------------------------------------

         Interest                     $         25 $       370 $            496
                                    --------------------------------------------

                                                     UTAH MEDICAL PRODUCTS, INC.

                                      Notes to Consolidated Financial Statements
                                    Years Ended December 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

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

          Use of  Estimates  in the  Preparation  of  Financial  Statements
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although actual results could differ from those estimates, management believes it has considered and disclosed all relevant information in making its estimates that affect reported performance and current values.

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

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

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

                     Building and improvements           30-40 years
                     Furniture, equipment, and tooling    3-10 years

          Long-Lived Assets
          The Company evaluates its long-lived assets in accordance with FASB SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

          Revenue Recognition
          Revenue from product sales is generally recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company also provides for the estimated cost that may be incurred for product warranties and unforeseen uncollectible accounts. The Company believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of Staff Accounting Bulletin 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured.

          Intangible Assets
          Costs associated with the acquisition of patents, trademarks, license rights, and non-compete agreements are capitalized and are being amortized using the straight-line method over periods ranging from 5 to 17 years.

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1. Summary of
   Significant
   Accounting
   Policies
   Continued

          Intangible Assets - Continued
          On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill which relates to the Company's 1997 and 1998 acquisitions ceased on January 1, 2002. Goodwill amortization expense in 2001 and 2000 was (in thousands) $569.

          The Company has completed its transitional and annual impairment test of goodwill required by SFAS No. 142 and no impairment was indicated.

          Income Taxes
          The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," whereby deferred taxes are computed under the asset and liability method.

          Earnings per Share
          The computation of basic earnings per common share is based on the weighted average number of shares outstanding during each year.

          The computation of earnings per common share assuming dilution is based on the weighted average number of shares outstanding during the year plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year.

          The shares (in thousands) used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                                        2002    2001     2000
                                                      -------------------------
                   Weighted average number of shares
                     outstanding - basic               4,913   5,019     5,954
                   Dilutive effect of stock options      350     191        24
                                                       -------------------------
                   Weighted average number of shares
                     outstanding, assuming dilution    5,263   5,210     5,978
                                                       =========================

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

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

          Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

          Loans to Related Parties
          Except as listed below or further disclosed in these notes, the Company has not made loans to related entities including employees, directors, shareholders, suppliers or customers, nor does it guarantee the debt of related entities.

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

          The Company's customer base consists primarily of hospitals, medical product distributors, physician practices and others directly related to healthcare providers. Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2002.

          The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalent balances.

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1. Summary of
   Significant
   Accounting
   Policies
   Continued

          Stock-Based Compenstion
          At  December  31,   2002,   the  Company  has   stock-based   employee
          compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards starting in 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                     Years Ended
                                                     December 31,
                                         -----------------------------------
                                             2002        2001         2000
                                         -----------------------------------

       Net income as reported            $   7,165    $   5,934    $   5,373
       Deduct:
          Total stock-based employee
          compensation expense
          determined under fair value
          based method for all awards,
          net of related tax effects          (175)        (248)        (403)
                                         -----------------------------------
       Net income pro forma              $   6,990    $   5,686    $   4,970
                                         ===================================
       Earnings per share:

          Basic - as reported            $       1.46 $       1.18 $    .90
                                         ===================================
          Basic - pro forma              $       1.42 $       1.13 $    .83
                                         ===================================

          Diluted - as reported          $       1.36 $       1.14 $    .90
                                         ===================================
          Diluted - pro forma            $       1.33 $       1.09 $    .83
                                         ===================================

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2. Detail of
   Certain
   Balance
   Sheet
   Accounts


                                                        December 31,
                                                   ----------------------
                                                       2002        2001
                                                   ----------------------
               Accounts receivable (in thousands):
                 Receivables                         $  3,252    $  3,726
                 Accrued interest and other                 8           9
                 Less allowance for
                    doubtful accounts                    (167)       (150)
                                                   ----------------------
                                                     $  3,093    $  3,585
                                                   ======================

               Inventories (in thousands):
                 Finished products                   $  1,236    $  1,142
                 Work-in-process                          907         835
                 Raw materials                          1,335       1,271
                                                   ----------------------
                                                     $  3,478    $  3,248
                                                   ======================

               Other assets (in thousands):
                 Goodwill                            $  8,533    $  8,533
                 Patents                                1,893       1,893
                 Licensed rights                          293         293
                 Trademarks                               224         224
                 Non-compete agreements                   175         175
                                                   ----------------------
                                                       11,118      11,118

               Accumulated amortization                (4,378)     (4,296)
                                                   ----------------------
                                                     $  6,740    $  6,822
                                                   ======================

               Accrued expenses (in thousands):
                 Payroll and payroll taxes           $  1,019    $  1,021
                 Reserve for litigation costs             125         538
                 Other                                    544         458
                                                   ----------------------
                                                     $  1,688    $  2,017
                                                   ======================

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

2. Detail of
   Certain
   Balance
   Sheet
   Accounts
   Continued

          The following table reflects a comparison of net income and net income per share for each of the three years ended December 31, adjusted to give effect to the adoption of SFAS 142 (in thousands, except per share amounts):

                                             2002             2001       2000
                                           -------------------------------------
  Reported net income                      $   7,165       $  5,934   $   5,373
  Add-back goodwill amortization,
    net of taxes                                --              484         488
                                           -------------------------------------
  Adjusted net income                      $   7,165       $  6,418    $  5,861
                                           =====================================
  Reported  earnings per share - basic     $    1.46       $   1.18    $    .90
  Add-back  goodwill  amortization              --              .10         .08
                                           -------------------------------------
  Adjusted earnings per share - basic      $    1.46       $   1.28    $    .98
                                           =====================================
  Reported  earnings  per share - diluted  $    1.36       $   1.14    $    .90
  Add-back  goodwill  amortization              --              .09         .08
                                           -------------------------------------
  Adjusted net income per share - diluted  $   1.36        $   1.23    $    .98
                                           =====================================

          The changes in the carrying amount of goodwill during the year ended December 31, 2002 are as follows:


          Balance as of December 31, 2001       $8,533
          Goodwill  acquired  during the year     --
          Adjustments  to goodwill                --
                                                ------
          Balance as of December 31, 2002       $8,533
                                                ======

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

3. Property
   and
   Equipment

          Property and equipment consists of the following (in thousands):

                                                     2002          2001
                                                   --------------------
               Land                                $    980    $    927
               Buildings and improvements             7,816       7,199
               Furniture, equipment, and tooling     14,113      13,683
               Construction-in-progress                 190         202
                                                   --------------------
                                                     23,099      22,011
               Accumulated depreciation and
               amortization                         (14,209)    (13,134)
                                                   --------------------
                                                   $  8,890    $  8,877
                                                   ====================

          Included in the Company's consolidated balance sheet are the assets of its manufacturing facilities in Utah, Oregon and Ireland. Property and equipment, by location are as follows (in thousands):


                                                December 31, 2002
                                  ---------------------------------------------
                                    Utah       Oregon       Ireland      Total
                                  ---------------------------------------------
      Land                        $    621    $   --      $    359    $    980
      Building and improvements      3,931          32       3,853       7,816
      Furniture, equipment, and
        tooling                     12,111       1,244         758      14,113
      Construction-in-progress         190        --          --           190
                                  ---------------------------------------------
      Total                         16,853       1,276       4,970      23,099

      Accumulated depreciation
        and amortization           (11,862)     (1,256)     (1,091)    (14,209)
                                  ---------------------------------------------
      Property and equipment, net $  4,991    $     20    $  3,879    $  8,890
                                  =============================================

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3. Property
   and
   Equipment
   Continued

                                                December 31, 2001
                                 ---------------------------------------------
                                    Utah      Oregon      Ireland       Total
                                 ---------------------------------------------
   Land                          $    621    $   --      $    306    $    927
   Building and improvements        3,900          32       3,267       7,199
   Furniture, equipment, and
     tooling                       11,793       1,251         639      13,683
   Construction-in-progress           202        --          --           202
                                 ---------------------------------------------
   Total                           16,516       1,283       4,212      22,011

   Accumulated depreciation
   and amortization               (11,200)     (1,136)       (798)    (13,134)
                                 ---------------------------------------------
   Property and equipment, net   $  5,316    $    147    $  3,414    $  8,877
                                 =============================================

4. Note
   Payable

          The Company has an unsecured bank line-of-credit agreement, which allows the Company to borrow up to a fixed maximum amount (in thousands) of $15,000 at an interest rate equal to either the bank's LIBOR rate plus 1.25%, the bank's prime rate less 1.00%, or a daily rate based on LIBOR plus 1.35%. The line-of-credit-balance matures on May 31, 2004 and has an outstanding balance of (in thousands) $4,956 at December 31, 2002. The principal financial loan covenants are a restriction on the total amount available for borrowing to 1.25 times the last twelve months' EBITDA, which as of December 31, 2002 was equal to (in thousands) $12,204, and a requirement to maintain a net worth in excess of $10 million, which at the end of 2002 was (in thousands) $15,722.

          As of December 31, 2001, the Company had an unsecured bank line-of-credit agreement, which allowed the Company to borrow up to a fixed maximum amount (in thousands) of $14,500 at an interest rate equal to the bank's LIBOR rate plus 1.35% or the bank's prime rate. The balance on the line-of-credit as of December 31, 2001 was (in thousands) $2,501.

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5. Commitments
   and
   Contingencies

          Operating Leases
          The Company has a lease agreement for land adjoining the Company's Utah facility for a term of forty years commencing on September 1, 1991. On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index. The Company also leases its CMI building in Oregon under a short-term noncancelable operating lease. Rent expense charged to operations under these operating lease agreements was approximately (in thousands) $ 104, $101, and $98 for the years ended December 31, 2002, 2001 and 2000, respectively.

          Future minimum lease payments under its lease obligations as of December 31, 2002 were as follows (in thousands):

                        Year's Ending December 31:         Amount
                        -------------------------        ---------
                        2003                                  $ 37
                        2004                                    37
                        2005                                    37
                        2006                                    37
                        2007                                    37
                        Thereafter                             883
                                                          ---------
                     Total future minimum lease payments   $ 1,068
                                                          =========

          Product Liability
          The Company is self-insured for product liability risk. "Product liability" is an insurance industry term for the cost of legal defense and possible eventual damages awarded as a result of use of a company's product during a procedure that results in an injury of a patient. The Company maintains a reserve for product liability litigation and damages consistent with its previous long-term experience. Actual product liability litigation costs and damages during the last three reporting years have been immaterial which is consistent with the Company's overall history.

          The Company absorbs the costs of clinical training, trouble-shooting and product warranties in its on-going operating expenses.

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

5. Commitments
   and
   Contingencies
   Continued

          Litigation
          The Company has been involved in lawsuits, which are an expected consequence of its operations, and in the ordinary course of business. The Company believes that pending litigation will not have a material adverse effect on its financial condition or results of operations.

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

6. Income
   Taxes

          Deferred tax assets (liabilities) consist of the following temporary differences (in thousands):

                                                        December 31,
                                             ----------------------------------
                                                  2002              2001
                                             ----------------------------------
                                             Current Long-term Current Long-term
                                             ----------------------------------
         Inventory write-downs and
           differences due to UNICAP          $ 178   $--      $ 184   $  --
         Allowance  for  doubtful  accounts      57    --         51      --
         Accrued liabilities  and  reserves     164    --        264      --
         Other                                 --      --         16      183
                                             ----------------------------------
         Depreciation  and amortization        --       162     --        (60)
         Earnings  from  subsidiary            --      (552)    --       (513)
                                             ----------------------------------
         Deferred income  taxes,  net         $ 399   $(390)   $ 515   $ (390)
                                             ==================================

          The components of income tax expense are as follows (in thousands):

                                                              Year Ended
                                                              December 31,
                                                      --------------------------
                                                         2002     2001     2000
                                                      --------------------------
                                             Current    $3,715  $ 3,520   $3,039
                                             Deferred      116       26        8
                                                      --------------------------
                                             Total      $3,831   $3,546   $3,047
                                                      ==========================

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

6. Income Taxes
   Continued

          Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows (in thousands):

                                                    Years Ended
                                                    December 31,
                                           ------------------------------
                                             2002       2001       2000
                                           ------------------------------
          Federal income tax expense
            at the statutory rate          $ 3,738    $ 3,062    $ 2,863
          State income taxes                   482        474        436
          ETI, Foreign sales
            corporation, and tax credits      (182)       (60)       (79)
          Other                               (207)        70       (173)
                                           ------------------------------
          Total                            $ 3,831    $ 3,546    $ 3,047
                                           ==============================

7. Options

          The Company has stock option plans, which authorize the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate of 2,800,000 shares of common stock, of which 988,315 are outstanding as of December 31, 2002. All options granted under the plans are granted at current market value at date of grant, and may be exercised between six months and ten years following the date of grant. The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees, and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company.

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7. Options
   Continued

          Changes in stock options were as follows:

                                                                Price Range
                                                 Shares          Per Share
                                               ---------------------------------
          2002
          Granted                                 74,100   $  14.60  -  $  15.01
          Expired or canceled                     31,574       6.50  -     15.01
          Exercised                              137,089       6.50  -     14.25
          Total outstanding at December 31       988,315       6.50  -     15.01
          Total exercisable at December 31       870,414       6.50  -     14.25

          2001
          Granted                                 81,400   $   9.13  -  $  12.00
          Expired or canceled                     28,855       6.50  -     14.25
          Exercised                               44,500       6.50  -     11.50
          Total outstanding at December 31     1,082,878       6.50  -     14.25
          Total exercisable at December 31       912,185       6.50  -     14.25

          2000
          Granted                                 96,200   $   6.63  -  $   7.75
          Expired or canceled                    107,500       6.50  -     14.25
          Exercised                               12,524       6.50  -      7.75
          Total  outstanding  at December 31   1,074,833       6.50  -     14.25
          Total  exercisable at December 31      821,462       6.50  -     14.25

     For the years ended December 31, 2002, 2001 and 2000, the Company reduced current income taxes payable and increased additional paid-in capital by (in thousands) $354, $60 and $7, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

7. Options
   Continued

          Stock-Based Compensation
          The Company has adopted the disclosure-only provisions of Statement of
          Financial   Accounting  Standards  (SFAS)  No.  123,  "Accounting  for
          Stock-Based  Compensation,"  as described in Note 1.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                          Years Ended
                                                          December 31,
                                                --------------------------------
                                                  2002       2001        2000
                                                --------------------------------
             Expected dividend yield                  -         -          -
             Expected stock price volatility       41.7%     44.6%      45.9%
             Risk-free interest rate
               (weighted average)                   4.3%      4.9%       6.6%
             Expected life of options           5.2 years   5.0 years  4.5 years

          The per-share weighted average fair value of options granted during 2002, 2001 and 2000 is $6.52, $4.27 and $3.09, respectively.

          The  following  table  summarizes   information  about  stock  options
          outstanding at December 31, 2002:

                               Options Outstanding        Options Exercisable
                        -------------------------------------------------------
                                    Weighted
                                     Average
                                    Remaining  Weighted               Weighted
            Range of               Contractual  Average                Average
            Exercise      Number      Life     Exercise   Number      Exercise
             Prices     Outstanding  (Years)    Price   Exercisable    Price
         -----------------------------------------------------------------------
         $ 6.50 -  8.00   498,495      4.66     $ 6.94   474,029       $ 6.95
          9.125 - 15.01   489,820      4.22      11.90   396,385        11.64
         -----------------------------------------------------------------------
         $ 6.50 - 15.01   988,315      4.44     $ 9.40   870,414       $ 9.09
         =======================================================================

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

8. Geographic
   Sales
   Information

          The  Company  had  sales  in  the  following   geographic   areas  (in
          thousands):

                Year      United States   Europe      Other
                ----      ----------------------------------
                2002        $ 21,626     $ 3,337    $ 2,398
                2001        $ 21,752     $ 3,012    $ 2,190
                2000        $ 21,768     $ 3,043    $ 2,382

9. Product Sale
   and Purchase
   Commitments

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

10. Employee
    Benefit
    Plan

          The Company has a contributory 401(k) savings plan for employees, who are at least 21 years of age, work 30 hours or more each week, and have a minimum of one year of service with the Company. The Company's contribution is determined annually by the board of directors. Company contributions were approximately (in thousands) $94, $85 and $87 for the years ended December 31, 2002, 2001 and 2000, respectively.

11. Fair Value
    Financial
    Instruments

          None of the Company's financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2002, does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

                                                     UTAH MEDICAL PRODUCTS, INC.
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

12. Recent
    Accounting
    Pronounce-
    ments

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently occurring Events and Transactions" before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial position or future operations.

          In  June  2002,  the  Financial   Accounting  Standards  Board  issued
          Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

          In December 2002, the Financial Accounting Standards Board issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock- based employee compensation under SFAS No. 123 from intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 148 also changes the disclosure requirement of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have any impact on the Company's financial position or operations for the year ended December 31, 2002 and is not expected to have any impact on future operations.