Form 10-Q
period 2003-03-31
UTAH MEDICAL PRODUCTS INC
filed 2003-05-14
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: March 31, 2003                    Commission File No. 0-11178
                                                                         -------


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


                               7043 South 300 West
                               Midvale, Utah 84047
                              ---------------------
                     Address of principal executive offices


Registrant's telephone number:      (801) 566-1200
                                    --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No
                                                 ---       ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes  X     No
                                                 ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 13, 2003: 4,460,212
                                    ---------

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------

                               INDEX TO FORM 10-Q
                               ------------------




PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

  Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets as of
        March 31, 2003 and December 31, 2002  ............................  1

        Consolidated Condensed Statements of Income for the three
        months ended March 31, 2003 and March 31, 2002  ..................  2

        Consolidated Condensed Statements of Cash Flows for the
        three months ended March 31, 2003 and March 31, 2002  ............  3

        Notes to Consolidated Condensed Financial Statements  ............  4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ..............  6

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk  ... 10

  Item 4.  Controls and Procedures ....................................... 10


PART II - OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders............ 11

  Item 6.  Exhibits and Reports on Form 8-K  ............................. 11

SIGNATURES  .............................................................. 11


                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                      UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                      --------------------------------------------
                       CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                       -------------------------------------------
                          MARCH 31, 2003 AND DECEMBER 31, 2002
                          ------------------------------------
                                     (in thousands)

                                                             (unaudited)            (audited)
                                                          MARCH 31, 2003   DECEMBER 31, 2002
                                                          --------------   -----------------
Current assets:
    Cash                                                     $        272      $        285
    Accounts receivable - net                                       3,349             3,093
    Inventories                                                     3,633             3,478
    Other current assets                                              888               901
                                                             ------------      ------------
       Total current assets                                         8,142             7,757

Property and equipment - net                                        8,905             8,890

Goodwill                                                            8,533             8,533
Goodwill - accumulated amortization                                (2,288)           (2,288)
                                                             ------------      ------------
       Goodwill - net                                               6,245             6,245

Other intangible assets                                             2,586             2,586
Other intangible assets - accumulated amortization                 (2,110)           (2,091)
                                                             ------------      ------------
       Other intangible assets - net                                  476               495

       TOTAL                                                 $     23,768      $     23,387
                                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $        723      $        631
    Accrued expenses                                                2,061             1,688
                                                             ------------      ------------
       Total current liabilities                                    2,784             2,319

Notes payable                                                       2,958             4,956

Deferred income taxes                                                 395               390
                                                             ------------      ------------

       Total liabilities                                            6,137             7,665
                                                             ------------      ------------

Stockholders' equity:
    Preferred stock - $.01 par value; authorized - 5,000
      shares; no shares issued or outstanding
    Common stock - $.01 par value; authorized - 50,000
      shares; issued - March 31, 2003, 4,453 shares
      December 31, 2002, 4,443 shares                                  45                44
    Cumulative foreign currency translation adjustment               (951)           (1,115)
    Retained earnings                                              18,537            16,793
                                                             ------------      ------------
       Total stockholders' equity                                  17,631            15,722
                                                             ------------      ------------

       TOTAL                                                 $     23,768      $     23,387
                                                             ============      ============
see notes to consolidated condensed financial statements

                                           -1-

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
               ---------------------------------------------------
              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
              ----------------------------------------------------
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             2003         2002
                                                           --------     --------
NET SALES                                                  $  6,877     $  6,705

COST OF SALES                                                 2,900        2,889
                                                           --------     --------

        Gross Margin                                          3,977        3,816
                                                           --------     --------

EXPENSES:

     Selling, general and administrative                      1,192        1,237
     Research & development                                      73           58
                                                           --------     --------

        Total                                                 1,265        1,295
                                                           --------     --------

        Income From Operations                                2,712        2,521

OTHER INCOME (EXPENSE)                                           81          113
                                                           --------     --------

        Income Before Income Tax Expense                      2,793        2,634

INCOME TAX EXPENSE                                            1,005          922
                                                           --------     --------

        Net Income                                         $  1,788     $  1,712
                                                           ========     ========

BASIC EARNINGS PER SHARE                                   $   0.40     $   0.34
                                                           ========     ========

DILUTED EARNINGS PER SHARE                                 $   0.37     $   0.32
                                                           ========     ========

SHARES OUTSTANDING - BASIC                                    4,444        5,022
                                                           ========     ========

SHARES OUTSTANDING - DILUTED                                  4,816        5,366
                                                           ========     ========

see notes to consolidated condensed financial statements


                       UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                       --------------------------------------------
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      -----------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
               ------------------------------------------------------------
                                (in thousands - unaudited)



                                                                       MARCH 31,
                                                               --------------------------
                                                                  2003            2002
                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $    1,788      $    1,712
                                                               ----------      ----------
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                    259             311
     Provision for losses on accounts receivable                       (9)              2
     Deferred income taxes                                           (188)           (154)
     Tax benefit attributable to exercise of stock options             20              93
  Changes in operating assets and liabilities:
        Accounts receivable - trade                                   (62)             (2)
        Accrued interest and other receivables                        150            (109)
        Inventories                                                  (153)            (55)
        Prepaid expenses                                             (108)            (49)
        Accounts payable                                               88             165
        Accrued expenses                                              360             130
                                                               ----------      ----------
           Total adjustments                                          357             332
                                                               ----------      ----------
           Net cash provided by operating activities                2,144           2,044
                                                               ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
     Property and equipment                                          (101)           (197)
                                                               ----------      ----------
           Net cash used in investing activities                     (101)           (197)
                                                               ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                157             299
Common stock purchased and retired                                   (220)           (804)
Proceeds from note payable                                              0               0
Repayments of note payable                                         (1,998)         (1,601)
                                                               ----------      ----------
           Net cash used in financing activities                   (2,061)         (2,106)
                                                               ----------      ----------

Effect of exchange rate changes on cash                                 5              (1)

NET DECREASE IN CASH                                                  (13)           (260)

CASH AT BEGINNING OF PERIOD                                           285             370
                                                               ----------      ----------

CASH AT END OF PERIOD                                          $      272      $      110
                                                               ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for income taxes              $       78      $      176
     Cash paid during the period for interest                  $       26      $       14


see notes to consolidated condensed financial statements

                                            -3-

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES.
                  ---------------------------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2002. Although the accompanying financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States, in the opinion of management, such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2) Inventories at March 31, 2003 and December 31, 2002 (in thousands) consisted of the following:

                                               March 31,         December 31,
                                                 2003               2002
                                            --------------     --------------
     Finished goods                         $        1,542     $        1,236
     Work-in-process                                   796                907
     Raw materials                                   1,295              1,335
                                            --------------     --------------
     Total                                  $        3,633     $        3,478
                                            ==============     ==============

(3) Stock-Based Compensation. At March 31, 2003 the Company has stock-based employee compensation plans, which authorized the grant of stock options to eligible employees, directors, and other individuals. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards starting in 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                          Three Months Ended
                                                               March 31,
                                                         2003           2002
                                                       ---------     ---------
Net Income as reported                                 $   1,788     $   1,712
Deduct:
  Total stock-based employee compensation expense
  determined under fair value based method for
  all awards, net of related tax effects                     -39           -45
                                                       ---------     ---------
Net income pro forma                                   $   1,749     $   1,667
                                                       ---------     ---------
Earnings per share:
      Basic - as reported                              $    0.40     $    0.34
                                                       ---------     ---------
      Basic - pro forma                                $    0.39     $    0.33
                                                       ---------     ---------
      Diluted - as reported                            $    0.37     $    0.32
                                                       ---------     ---------
      Diluted - pro forma                              $    0.36     $    0.31
                                                       ---------     ---------

(4) Comprehensive Income. The Company translates the currency of its Ireland subsidiary which comprises the only element of comprehensive income. Total comprehensive income for the three months ending March 31, 2003 was (in thousands) $1,893 net of taxes.

(5) Goodwill and Other Intangible Assets. On January 1, 2002, the Company adopted Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. The Company has completed the required initial goodwill impairment test and its annual impairment test, and determined that the book value of its goodwill associated with its 1997 and 1998 acquisitions is not impaired. Expense from amortization of the Company's other intangible assets totaled (in thousands) $19 for the three months ending March 31, 2003, and is expected to be an additional $55 for the remainder of 2003. The estimated aggregate amortization expense for the years ending 2004, 2005, 2006, 2007 and 2008 is (in thousands) $71, $51, $51, $50 and $50, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
      UTMD manufactures and markets a well-established range of specialty medical devices. The general characteristics of UTMD's business have not materially changed over the last several reporting periods. The Company's Form 10-K Annual Report for the year ended December 31, 2002 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations
   a) Overview
      In first quarter (1Q) 2003, UTMD's consolidated global sales increased 3% relative to 1Q 2002. At the same time, the Company achieved the following profitability measures for a calendar quarter:
          Gross Profit Margin (gross profits/ sales):            57.8%
          Operating Profit Margin (operating profits/ sales):    39.4%
          Net Profit Margin (profit after taxes/ sales):         26.0%
      As a result, UTMD concluded its twenty-first consecutive quarter of higher Earnings Per Share (EPS) when compared to the same quarter in the prior year. 1Q 2003 EPS increased 16% to $.37 on a diluted basis. EPS for the last twelve months (LTM) were $1.41.

   b) Revenues
      Revenue from product sales is generally recognized by UTMD at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company accrues provisions for the estimated costs that may be incurred for product warranties and unforeseen uncollectible accounts.
      UTMD believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of SAB 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured.
      The 3% increase in 1Q 2003 total sales was led by a 19% increase in international sales. Shipments from UTMD's Ireland facility were up 47% in U.S. dollar terms and up 20% in EURO terms. Domestic sales decreased 1% compared to 1Q 2002. International sales, which continued to benefit from a weaker US Dollar, were $1,557 in 1Q 2003 compared to $1,313 in 1Q 2002. Of the international sales, 57% were shipped to Europe during 1Q 2003 compared to 54% in 1Q 2002.

Global revenues by product category:
     1. Obstetrics. 1Q 2003 obstetrics product sales were $2,779 compared to $2,908 in 1Q 2002. Of the $129 decline, $83 was from lower sales of vacuum-assisted delivery systems (VADS).
     2. Gynecology/ Electrosurgery/ Urology. 1Q 2003 Gyn/ES/Uro product sales were $1,411 compared to $1,356 in 1Q 2002.
     3. Neonatal. 1Q 2003 neonatal product sales were $981 compared to $934 in 1Q 2002.
     4. Blood Pressure Monitoring and Accessories (BPM). 1Q 2003 BPM product sales were $1,705 compared to $1,507 in 1Q 2002. This category includes miscellaneous molded parts sold to OEM customers.

   c) Gross Profit
      UTMD's 1Q 2003 gross profit margin (GPM), gross profits as a percentage of sales, was 57.8% compared to 56.9% in 1Q 2002. GPM remained consistent with the prior year overall because improved manufacturing efficiencies offset increased labor-related costs.
      Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.

      UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a highly complex and competitive marketplace. Management expects to continue to achieve its average GPM target during the remainder of 2003 consistent with 1Q 2003. Expected favorable influences include growth in sales volume without a similar increase in manufacturing overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products to reduce material costs. Expected unfavorable influences are continued competitive pressure on pricing and higher labor-related costs, including especially health plan benefits for employees.

   d) Operating Profit
      1Q 2003 operating profits increased 8% to $2,712 from $2,521 in 1Q 2002. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses were 18.4% of sales in 1Q 2003, compared to 19.3% of sales in 1Q 2002. 1Q 2003 operating profit margins were 39.4% of sales, compared to 37.6% in 1Q 2002.
      S&M expenses in 1Q 2003 were $569 or 8.3% of sales compared to $606 or 9.0% of sales in 1Q 2002. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. Looking forward, UTMD plans higher S&M expenses during the remainder of 2003 due to Group Purchasing Organization fees along with higher advertising and marketing expenses, but intends to manage S&M expenses to remain less than 10% of sales.
      R&D expenses in 1Q 2003 were $73 or 1.1% of sales compared to $58 or 0.9% of sales in 1Q 2002. Management expects R&D expenses during 2003 to be in the range of 1-2% of sales.
      G&A expenses in 1Q 2003 were $623 or 9.1% of sales compared to $630 or 9.4% of 1Q 2002 sales. G&A expenses include the Company's costs of litigation, patents, outside auditors and shareholder relations activities. UTMD anticipates G&A expenses during the remainder of 2003 will increase due to implementation of new SEC rules resulting from the Sarbanes-Oxley Act of 2002, but expects G&A expenses during 2003 to be in the range of 9- 10% of sales.

   e) Non-operating income
      Non-operating income in 1Q 2003 was $80 compared to $113 in 1Q 2002. The decrease was due to higher average line of credit loan balances during 1Q 2003, and the loss in 2003 of rental income from renting an unused portion of the Ireland facility in 2002. Interest expense was $26 in 1Q 2003 compared to $14 in 1Q 2002. The average line of credit balance for 1Q 2003 was $4.0 million compared to $1.7 million in 1Q 2002. Royalty income, which UTMD receives for licensing its technology to other companies, was the same in both periods. At March 31, 2003 the line of credit balance was $2,958.

   f) Earnings Before Income Taxes
      1Q 2003 earnings before income taxes (EBT) increased 6% compared to 1Q 2002. 1Q 2003 EBT margin was 40.6% compared to 39.3% in 1Q 2002.

   g) Net Income and EPS
      UTMD's net income (after taxes) expressed as a percentage of sales (NPM) was 26.0% 1Q 2003, compared to 25.5% for the same period in 2002. Net income was up 4% in 1Q 2003. The growth in net profits was retarded slightly by an increase in UTMD's estimated tax rate from 35% in 1Q 2002 to 36% in 1Q 2003. The increase in UTMD's estimated income tax rate was due to a decrease in employee option exercises. For employee options exercised and sold in less than one year, the gain realized by the employee is tax deductible to the Company. UTMD's tax rate for 2003 may be higher or lower than in 2002 depending largely on employee option exercises, but also on the portion of earnings in Ireland versus the U.S. because the income tax rate on value-added in Ireland is lower than the rate in the U.S.
      Diluted 1Q 2003 EPS increased 16% to $.37 compared to $.32 in 1Q 2002. The comparatively higher increase in EPS versus other income statement measurements was due to decreased shares outstanding in 1Q 2003 compared to 1Q 2002. 1Q 2003 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,816,000 compared to 5,366,000 shares in 1Q 2002. UTMD completed a tender offer in 4Q 2002 under which it repurchased about 503,000 shares of stock. In addition, the Company repurchased 12,500 shares in 1Q 2003. Exercises of employee options in 1Q 2003 offset the reductions by adding 22,175 shares. In addition, the market increase in UTMD's stock price had a retarding effect on EPS growth as a result of the dilution calculation for unexercised options with an exercise price below the current market value. The dilution calculation added 371,000 shares to actual weighted average shares outstanding, compared to 344,000 shares in 1Q 2002. Actual outstanding common shares as of the end of 1Q 2003 were 4,452,900 compared to 5,013,400 at the end of 1Q 2002.

   h) Return on Shareholders' Equity  (ROE)
      ROE is equal to net profits divided by average shareholder equity. Annualized ROE in 1Q 2003 was 43% compared to 36% in 1Q 2002. The higher ROE in 2003 resulted because the three factors that comprise ROE were all higher: profitability, asset turnover and financial leverage. UTMD's ROE has averaged about 30% over the last 15 years. Excluding the financial impact that would result from receipt of the large damages award previously adjudicated in UTMD's favor but currently under appeal, management expects to be able to achieve 30% ROE for calendar year 2003. Share repurchases have a beneficial impact on ROE as long as the Company sustains its net profit performance because shareholder equity is reduced by the cost of the shares repurchased.

Liquidity and Capital Resources
   i) Cash flows
      UTMD effectively maintains zero-balance "sweep" cash account balances that minimize the line-of-credit balance, except for operating balances needed to meet requirements in Ireland and separate physical reserves set aside for contractual commitments. Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $2,144 in 1Q 2003 compared to $2,044 in 1Q 2002. The increase in 1Q 2003 cash provided by operating activities is essentially explained by the increase in 1Q 2003 net income.
      For net cash used in investing activities, the Company expended $101 during 1Q 2003 for investing activities, comprised entirely of purchases of property and equipment. During 1Q 2002, the Company used $197 to purchase property and equipment. This rate of investing is consistent with the sustained investment required to keep facilities, equipment and tooling in good working condition.
      In 1Q 2003, UTMD received $157 from issuing 22,175 shares of stock upon the exercise of employee stock options and repurchased 12,500 shares of stock in the open market at a cost of $220. Employee option exercises were at an average price of $7.09 per share. Share repurchases in the open market were at an average cost of $17.61 per share, including commissions. In 1Q 2002, the Company received $299 from issuing 38,072 shares of stock upon the exercise of employee stock options and paid $804 to repurchase 53,500 shares.
      During 1Q 2003, UTMD made repayments of $1,998 on its note payable, while receiving $0 in proceeds from the note (line of credit). In 1Q 2002, UTMD made loan repayments of $1,601 and received $0 in proceeds from the note.
      As a result of the above cash flow activities, cash (and equivalent) balances decreased $13 from a balance of $285 at December 31, 2002 to $272 at March 31, 2003. Cash (and equivalent) balances at March 31, 2002 were $110.
      Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans and repay debt. Planned capital expenditures during the remainder of 2003 are expected to be in the range of $400-500 to keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UTMD plans to use cash for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases if the price of the stock remains undervalued, and if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

   j) Assets and Liabilities
      March 31, 2003 total assets were $381 higher than at December 31, 2002. Current assets increased due to increases in accounts receivable and finished goods inventories. Inventories increased due to UTMD's decision to build Intran Plus inventory to be prepared for anticipated increased demand as a result of the injunction against Tyco/Kendall for its infringing product, and the possibility of better access to physicians in hospitals as a result of new GPO codes of conduct prohibiting bundling of "physician preference" products with unrelated products. Those expected increases have not yet materialized. Because the increase in total assets was lower than the increase in sales activity relative to 1Q 2002, total asset turns increased from 1.1 to 1.2, which helped increase 1Q 2003 ROE. Net property and equipment increased $15 despite depreciation of $240 that exceeded new purchases of $101 because the U.S. dollar
(USD) value of existing assets in Ireland increased due to currency conversion from EURO to USD. Net intangible assets declined $19 from amortization of patents and other intellectual property. At March 31, 2003, net intangible assets were 28% of total assets, compared to 29% at year-end 2002.
      Cash (and equivalent) balances were $272 at March 31, 2003, compared to $285 on December 31, 2002. Until the line of credit balance is paid off, cash balances will probably not change much because UTMD maintains "sweep" accounts that move any available cash from operating accounts to reduce the line of credit.
     Despite the increase in inventories, average inventory turns remained solid at 3.3 times in 1Q 2003, compared to 3.5 times in the prior quarter. Accounts receivable balances increased during 1Q 2003, which yielded an increase in average "days in receivables" from 41 days at the end of the prior quarter to 44 days. At the end of 1Q 2002, days in receivables were 50.
     As of March 31, 2003, UTMD's total debt ratio (total liabilities/ total assets) decreased to 26% from 33% on December 31, 2002 due to the decrease in the line of credit balance. The debt was incurred in November 2002 to finance a Tender Offer repurchasing 503,000 UTMD shares. Absent the use of cash for a new acquisition and/or additional significant share repurchases, UTMD expects the debt ratio to continue to decline as the line of credit is eliminated in 2003.

Other Financial Measures
   k) EBITDA
      EBITDA is not defined or described by Generally Accepted Accounting Principles (GAAP). As such, EBITDA is not considered to be prepared in accordance with GAAP, is not a measure of liquidity and is not a measure of operating results. However, the components of EBITDA are prepared in accordance with GAAP, and UTMD believes that EBITDA is an important measure of the Company's financial performance and well-being.
       EBITDA is EBT plus depreciation and amortization expenses plus interest expenses resulting from financing activities. EBITDA is calculated as follows, with all three components as reported according to GAAP in the attached statements of income and statements of cash flows:

                                                 1Q 2003      1Q 2002
                                                --------     --------
Income Before Income Tax Expense                  $2,793       $2,634
Depreciation and Amortization                        259          311
Interest                                              26           14
                                                --------     --------
     Total = EBITDA:                              $3,078       $2,959

      EBITDA is a measure of UTMD's ability to generate cash. As a ratio of sales, EBITDA was 45% in 1Q 2003 compared to 44% in 1Q 2002.

   l) Management's Outlook.
      As outlined in its December 31, 2002 10-K report, UTMD's plan for 2003 is to
   1) realize improved results from 2002 initiatives to expand sales activity; including efforts to regain market share that should be available as a result of the injunction against Tyco/Kendall and the possibility of better access to physicians in hospitals as a result of new GPO codes of conduct, as noted above;
   2) continue outstanding operating performance, and set new Company records for profitability as a percent of sales;
   3) sustain the patent infringement verdict and recover damages; and
   4) actively look for new acquisitions to build a platform for continued growth.

      1Q 2003 financial results are consistent with achieving the previously stated plan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        On January 1, 2002, UTMD converted the functional currency of its Irish manufacturing operations, including related assets, to the EURO currency consistent with conversion of Ireland and many other Western European countries to the new common EURO currency. The Company's Irish operations were previously denominated in Irish Pounds. UTMD sells products under agreements denominated in USD and EURO. The exchange rate was 0.9185 EURO per USD as of March 31, 2003, and 1.1378 EURO per USD as of March 31, 2002. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control or anticipation of UTMD. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.


Item 4. Controls and Procedures

      UTMD maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its consolidated condensed financial statements and other disclosures included in this report. UTMD's Board of Directors, operating through its audit committee, provides oversight to its financial reporting process.
      Within the 90-day period prior to the date of this report, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, UTMD's Chief Executive Officer and Principal Financial Officer concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to UTMD that is required to be included in this quarterly report on Form 10-Q.
      There have been no significant changes in UTMD's internal controls or in other factors that could significantly affect internal controls subsequent to the date that it carried out its evaluation and there were no corrective actions regarding significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

      On May 9, 2003 at the annual meeting, shareholders of the Company approved the following matters submitted to them for consideration:
   Elected Kevin L. Cornwell and Paul O. Richins as directors of the Company;
      Kevin L. Cornwell:     For      3,676,197
      Paul O. Richins:       For      3,689,997

   Approved the 2003 Employees' and Directors' Incentive Plan.
      For 1,668,895    Against 785,319   Abstentions and Non-votes 1,519,475


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

   b) Reports on Form 8-K:
      On January 23, 2003, UTMD filed a report on Form 8-K, Item 5, Other Events, reporting audited financial results for 2002.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UTAH MEDICAL PRODUCTS, INC.
                                       REGISTRANT



Date:     5/14/03                     By:  /s/ Kevin L. Cornwell
      --------------                      -------------------------------------
                                          Kevin L. Cornwell
                                          CEO



Date:     5/14/03                     By:  /s/ Paul O. Richins
      --------------                      -------------------------------------
                                          Paul O. Richins
                                          Principal Financial Officer

                                  CERTIFICATION

I, Kevin L. Cornwell, Chief Executive Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Utah Medical Products, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


       /s/ Kevin L. Cornwell
---------------------------------
Kevin L. Cornwell
Chief Executive Officer

                                  CERTIFICATION

I, Paul O. Richins, Principal Financial Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Utah Medical Products, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


       /s/ Paul O. Richins
-------------------------------------
Paul O. Richins
Principal Financial Officer