Form 10-Q
period 2003-06-30
UTAH MEDICAL PRODUCTS INC
filed 2003-08-14
CIK 706698

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          FORM 10-Q

                        Quarterly Report Under Section 13 or 15(d) of
                             The Securities Exchange Act of 1934



For quarter ended: June 30, 2003                     Commission File No. 0-11178
                                                                         -------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 12, 2003: 4,576,207
                                       ---------

                                 UTAH MEDICAL PRODUCTS, INC.

                                      INDEX TO FORM 10-Q




PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

  Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets as of
        June 30, 2003 and December 31, 2002  ...............................  1

        Consolidated Condensed Statements of Income for the
        three and six months ended June 30, 2003 and June 30, 2002  ........  2

        Consolidated Condensed Statements of Cash Flows for the
        six months ended June 30, 2003 and June 30, 2002  ..................  3

        Notes to Consolidated Condensed Financial Statements  ..............  4


  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations  ................  6

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk  ..... 10

  Item 4.  Controls and Procedures ......................................... 10


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K  ............................... 12


SIGNATURES  ................................................................ 12

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                           UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                           --------------------------------------------
                            CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                            -------------------------------------------
                                JUNE 30, 2003 AND DECEMBER 31, 2002
                                -----------------------------------
                                          (in thousands)

                                                                  (unaudited)           (audited)
ASSETS                                                         JUNE 30, 2003    DECEMBER 31, 2002
Current assets:
    Cash                                                            $    300             $    285
    Accounts receivable - net                                          3,387                3,093
    Inventories                                                        3,862                3,478
    Other current assets                                                 845                  901
                                                                    --------             --------
       Total current assets                                            8,394                7,757

Property and equipment - net                                           8,927                8,890

Goodwill                                                               8,533                8,533
Goodwill - accumulated amortization                                   (2,288)              (2,288)
                                                                    --------             --------
       Goodwill - net                                                  6,245                6,245

Other intangible assets                                                2,586                2,586
Other intangible assets - accumulated amortization                    (2,130)              (2,091)
                                                                    --------             --------
       Other intangible assets - net                                     456                  495
                                                                    --------             --------

       TOTAL                                                        $ 24,022             $ 23,387
                                                                    ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $    624             $    631
    Accrued expenses                                                   1,226                1,688
                                                                    --------             --------
       Total current liabilities                                       1,850                2,319

Notes payable                                                          1,867                4,956

Deferred income taxes                                                    383                  390
                                                                    --------             --------

       Total liabilities                                               4,100                7,665
                                                                    --------             --------

Stockholders' equity:
    Preferred stock - $.01 par value; authorized - 5,000
      shares; no shares issued or outstanding
    Common stock - $.01 par value; authorized - 50,000
      shares; issued - June 30, 2003, 4,504 shares
      December 31, 2002, 4,443 shares                                     45                   44
    Cumulative foreign currency translation adjustment                  (672)              (1,115)
    Retained earnings                                                 20,549               16,793
                                                                    --------             --------
       Total stockholders' equity                                     19,922               15,722
                                                                    --------             --------

       TOTAL                                                        $ 24,022             $ 23,387
                                                                    ========             ========

see notes to consolidated condensed financial statements




                     UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                     --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
                 ---------------------------------------------------
              THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
              ----------------------------------------------------------
                              (in thousands - unaudited)


                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,             JUNE 30,
                                            ------------------    ------------------
                                              2003      2002        2003      2002
                                            -------    -------    -------    -------
NET SALES                                   $ 6,840    $ 6,800    $13,717    $13,505

COST OF SALES                                 2,807      2,883      5,706      5,772
                                            -------    -------    -------    -------

        Gross Margin                          4,033      3,917      8,011      7,733
                                            -------    -------    -------    -------

EXPENSES:

     Selling, general and administrative      1,253      1,247      2,445      2,483
     Research & development                      68         68        142        126
                                            -------    -------    -------    -------
        Total                                 1,321      1,315      2,587      2,609
                                            -------    -------    -------    -------

        Income from Operations                2,712      2,602      5,424      5,124

OTHER INCOME                                     85        126        165        238
                                            -------    -------    -------    -------

        Income Before Income Tax Expense      2,797      2,728      5,589      5,362

INCOME TAX EXPENSE                              960        943      1,964      1,865
                                            -------    -------    -------    -------

        Net Income                          $ 1,837    $ 1,785    $ 3,625    $ 3,497
                                            =======    =======    =======    =======

BASIC EARNINGS PER SHARE                    $  0.41    $  0.36    $  0.81    $  0.70
                                            =======    =======    =======    =======

DILUTED EARNINGS PER SHARE                  $  0.38    $  0.33    $  0.75    $  0.65
                                            =======    =======    =======    =======

SHARES OUTSTANDING - BASIC                    4,482      5,017      4,463      5,020
                                            =======    =======    =======    =======

SHARES OUTSTANDING - DILUTED                  4,848      5,367      4,833      5,367
                                            =======    =======    =======    =======

see notes to consolidated condensed financial statements



                                         -2-

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
            --------------------------------------------------------
                           (in thousands - unaudited)


                                                                   JUNE 30,
                                                              -----------------
                                                                2003     2002
                                                              -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 3,625   $ 3,497
                                                              -------   -------
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                508       624
     Provision for losses on accounts receivable                   (3)        7
     Loss on disposal of assets                                     4         0
     Deferred income taxes                                       (213)     (235)
     Tax benefit attributable to exercise of stock options        216       155
  Changes in operating assets and liabilities:
        Accounts receivable - trade                              (167)      251
        Accrued interest and other receivables                    253       (65)
        Inventories                                              (367)      (57)
        Prepaid expenses                                          (53)      (22)
        Accounts payable                                          (24)       45
        Accrued expenses                                         (497)     (420)
                                                              -------   -------
           Total adjustments                                     (343)      283
                                                              -------   -------
           Net cash provided by operating activities            3,282     3,780
                                                              -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
     Property and equipment                                      (123)     (300)
                                                              -------   -------
           Net cash used in investing activities                 (123)     (300)
                                                              -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                          1,112       455
Common stock purchased and retired                               (385)     (995)
Common stock purchased and retired - options                     (801)        0
Proceeds from note payable                                          0         0
Repayments of note payable                                     (3,088)   (2,501)
                                                              -------   -------
           Net cash used in financing activities               (3,163)   (3,041)
                                                              -------   -------

Effect of exchange rate changes on cash                            18        14

NET INCREASE IN CASH                                               15       453

CASH AT BEGINNING OF PERIOD                                       285       370
                                                              -------   -------

CASH AT END OF PERIOD                                         $   300   $   823
                                                              =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for income taxes             $ 1,856   $ 1,824
     Cash paid during the period for interest                 $    42   $    18



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

(2) Inventories at June 30, 2003 and December 31, 2002 (in thousands) consisted of the following:

                                     June 30,                 December 31,
                                       2003                       2002
                                   ------------              --------------
                Finished goods        $  1,546                   $ 1,236
                Work-in-process            792                       907
                Raw materials            1,524                     1,335
                                        ------                     -----
                Total                   $3,862                    $3,478
                                        ======                    ======

(3) Stock-Based Compensation. At June 30, 2003 the Company has stock-based employee compensation plans, which authorized the grant of stock options to eligible employees, directors, and other individuals. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards starting in 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                         Three Months                  Six Months
                                                                             Ended                       Ended
                                                                           June 30,                     June 30,
                                                                       2003         2002            2003        2002
                                                                    -----------  ----------      ----------- ----------
Net Income as reported                                                   $1,837      $1,785           $3,625     $3,497
Deduct:
  Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                                -44         -52              -83        -97
                                                                    -----------  ----------      ----------- ----------
Net income pro forma                                                     $1,793      $1,733           $3,542     $3,400
                                                                    -----------  ----------      ----------- ----------
Earnings per share:
      Basic - as reported                                                 $0.41       $0.36            $0.81      $0.70
                                                                    -----------  ----------      ----------- ----------
      Basic - pro forma                                                   $0.40       $0.35            $0.79      $0.68
                                                                    -----------  ----------      ----------- ----------
      Diluted - as reported                                               $0.38       $0.33            $0.75      $0.65
                                                                    -----------  ----------      ----------- ----------
      Diluted - pro forma                                                 $0.37       $0.32            $0.73      $0.63
                                                                    -----------  ----------      ----------- ----------

(4) Comprehensive Income. The Company translates the currency of its Ireland subsidiary which comprises the only element of comprehensive income. Total comprehensive income for the three and six months ending June 30, 2003 was (in thousands) $2,016 and $3,909 net of taxes, respectively.

(5) Goodwill and Other Intangible Assets. On January 1, 2002, the Company adopted Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. The Company has completed the required initial goodwill impairment test and its annual impairment test, and determined that the book value of its goodwill associated with its 1997 and 1998 acquisitions is not impaired. Expense from amortization of the Company's other intangible assets totaled (in thousands) $39 for the six months ending June 30, 2003, and is expected to be an additional $35 for the remainder of 2003. The estimated aggregate amortization expense for the years ending 2004, 2005, 2006, 2007 and 2008 is (in thousands) $71, $51, $51, $50 and $50, respectively.

(6) Effective May, 21, 2003, UTMD modified its unsecured revolving line-of-credit agreement with U.S. Bank National Association to extend the maturity date of the note by one year to May 31, 2005. All other terms of the note remain the same.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
     UTMD manufactures and markets a well-established range of specialty medical devices. The general characteristics of UTMD's business have not materially changed over the last several reporting periods. The Company's Form 10-K Annual Report for the year ended December 31, 2002 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three or six month period in comparison with a previous three or six month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per- share amounts or where otherwise noted.

Analysis of Results of Operations
   a) Overview
     In second quarter (2Q) 2003, UTMD's consolidated global sales increased 1% relative to 2Q 2002. At the same time, the Company achieved the following profitability measures for the most recent calendar quarter:
          Gross Profit Margin (gross profits/ sales):            59.0%
          Operating Profit Margin (operating profits/ sales):    39.6%
          Net Profit Margin (profit after taxes/ sales):         26.9%
     2Q 2003 EPS increased 14% to $.38 on a diluted basis. As a result, UTMD concluded its twenty-second consecutive quarter of higher Earnings Per Share
(EPS) when compared to the same quarter in the prior year.

     For first half (1H) 2003, total consolidated sales increased 2% relative to 1H 2002. At the same time, the Company achieved the following profitability measures for six months year-to-date:
          Gross Profit Margin (gross profits/ sales):            58.4%
          Operating Profit Margin (operating profits/ sales):    39.5%
          Net Profit Margin (profit after taxes/ sales):         26.4%
     1H 2003 EPS increased 15% to $.75 on a diluted basis. EPS for the last twelve months (LTM) were $1.46.

   b) Revenues
      Revenue from product sales is generally recognized by UTMD at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company accrues provisions for the estimated costs that may be incurred for product warranties and unforeseen uncollectible accounts.
      UTMD believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of SAB 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured.
      The 1% increase in 2Q 2003 total sales was caused by a 6% increase in international sales. Dollar- denominated shipments from UTMD's Ireland facility were up 18%. International sales, which continued to benefit from a weaker US Dollar, were $1,522 in 2Q 2003 compared to $1,438 in 2Q 2002. Domestic sales decreased 1% compared to 2Q 2002. Slightly lower domestic sales dollars were split about evenly between OEM and direct sales.
      1H 2003 total sales increased 2%. The increased sales were caused by a 12% increase in international sales. International sales in 1H 2003 were $3,079 compared to $2,751 in 1H 2002. Of the international sales, 59% were made in Europe during 1H 2003 compared to 57% in 1H 2002. Domestic direct sales were down 1%, and domestic OEM sales were down 2%, compared to 1H 2002.

Global revenues by product category:
     1. Obstetrics. 2Q 2003 obstetrics product sales were $2,828 compared to $2,945 in 2Q 2002. First half 2003 obstetric sales were $5,607 compared to $5,854 in 1H 2002.
     2. Gynecology/ Electrosurgery/ Urology. 2Q 2003 Gyn/ES/Uro product sales were $1,376 compared to $1,321 in 2Q 2002. First half 2003 Gyn/ES/Uro sales were $2,787 compared to $2,677 in 1H 2002.

     3. Neonatal. 2Q 2003 neonatal product sales were $987 compared to $911 in 2Q 2002. First half 2003 neonatal sales were $1,969 compared to $1,845 in 1H 2002.
     4. Blood Pressure Monitoring and Accessories (BPM). 2Q 2003 BPM product sales were $1,649 compared to $1,622 in 2Q 2002. First half 2003 BPM sales were $3,354 compared to $3,129 in 1H 2002. This category includes miscellaneous molded parts sold to OEM customers.

   c) Gross Profit
      UTMD's 2Q and 1H 2003 gross profit margins (GPM), gross profits as a percentage of sales, were 59.0% and 58.4%, respectively, compared to 57.6% and 57.3% in 2Q and 1H 2002. GPM have been higher in 2003 because of improved manufacturing efficiencies.
      Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.
      UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a highly complex and competitive marketplace. Management expects to continue to achieve its GPM target during the remainder of 2003. Expected favorable influences include growth in sales volume without a similar increase in manufacturing overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products to reduce material costs. Expected unfavorable influences are continued competitive pressure on pricing and higher labor-related costs, particularly for employee health plan benefits.

   d) Operating Profit
      2Q 2003 operating profits increased 4% to $2,712 from $2,602 in 2Q 2002. 1H 2003 operating profits increased 6% to $5,424 from $5,124 in 1H 2002. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses were 19.3% of sales in 2Q 2003, which was the same rate as in 2Q 2002. Total operating expenses were 18.9% of sales in 1H 2003, compared to 19.3% of sales in 1H 2002. 2Q and 1H 2003 operating profit margins were 39.6% and 39.5% of sales, respectively, compared to 38.3% and 37.9% of sales in 2Q and 1H 2002.
      S&M expenses in 2Q 2003 were $627 or 9.2% of sales compared to $639 or 9.4% of sales in 2Q 2002. S&M expenses in 1H 2003 were $1,196 or 8.7% of sales compared to $1,246 or 9.2% of sales in 1H 2002. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. Looking forward, UTMD plans higher S&M expenses during the remainder of 2003 due to Group Purchasing Organization fees along with higher advertising and marketing expenses, but intends to manage S&M expenses to remain less than 10% of sales.
      R&D expenses in 2Q 2003 were $69 or 1.0% of sales compared to $68 or 1.0% of sales in 2Q 2002. R&D expenses in 1H 2003 were $142 or 1.0% of sales compared to $126 or 0.9% of sales in 1H 2002. Management expects R&D expenses during 2003 to be in the range of 1-2% of sales.
      G&A expenses in 2Q 2003 were $626 or 9.1% of sales compared to $607 or 8.9% of 2Q 2002 sales. G&A expenses in 1H 2003 were $1,249 or 9.1% of sales compared to $1,238 or 9.2% of 1H 2002 sales. In addition to litigation costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of new SEC rules resulting from the Sarbanes-Oxley Act of 2002. Management expects G&A expenses during 2003 to be in the range of 9-10% of sales.

   e)  Non-operating income
      Non-operating income in 2Q 2003 was $85 compared to $126 in 2Q 2002, and $165 in 1H 2003 compared to $239 in 1H 2002. The decrease was due to higher interest expense resulting from higher average line of credit loan balances during 2003 compared to 2002, and the loss in 2003 of rental income from an unused portion of the Ireland facility. Interest expense was $16 in 2Q 2003 compared to $5 in 2Q 2002, and $42 in 1H 2003 compared to $18 in 1H 2002. The average line of credit balance for 1H 2003 was $3.3 million compared to $1.1 million in 1H 2002. Royalty income, which UTMD receives for licensing its technology to other companies, was approximately the same comparing the same periods in both years. At June 30, 2003 the line of credit balance was $1,867.

   f) Earnings Before Income Taxes
      2Q 2003 earnings before income taxes (EBT) increased 3% to $2,797 from $2,728 in 2Q 2002. 1H 2003 EBT increased 4% to $5,589 from $5,362 in 1H 2002. 2Q
2003 EBT margin was 40.9% of sales compared to 40.1% in 2Q 2002. 1H 2003 EBT margin was 40.7% compared to 39.7% in 1H 2002.

   g) Net Income and Earnings per Share
      UTMD's net profit margin (NPM), net income (after taxes) expressed as a percentage of sales, was 26.9% and 26.4% for 2Q and 1H 2003, respectively, compared to 26.3% and 25.9% in 2002. 2Q 2003 net income increased 3% to $1,837 from $1,785 in 2Q 2002. 1H 2003 net income increased 4% to $3,625 from $3,497 in 1H 2002. UTMD's effective income tax rate in 2Q and 1H 2003 was 34.3% and 35.1%, respectively, compared to 34.6% and 34.8% in 2Q and 1H 2002. The reduction in UTMD's estimated income tax rate during 2Q 2003 was due to an increase in employee option exercises. For employee options exercised and sold in less than one year, the taxable gain realized by the employee is tax deductible to the Company. UTMD's tax rate for the remainder of 2003 may be higher or lower than in 2002 depending largely on employee option exercises, but also on the portion of total earnings from Ireland versus the U.S., because the income tax rate on value-added in Ireland is substantially lower than the rate in the U.S.
      Diluted 2Q 2003 Earnings per Share (EPS) increased 14% to $.38 from $.33 in 2Q 2002. Diluted 1H 2003 EPS increased 15% to $.75 from $.65 in 1H 2002. The higher rate of increase in EPS versus other income statement measures was due to decreased shares outstanding in 2003 compared to 2002. 2Q 2003 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,848,000 compared to 5,367,000 shares in 2Q 2002. 1H 2003 weighted average number of diluted common shares were 4,833,000 compared to 5,367,000 shares in 1H 2002. UTMD completed a tender offer in 4Q 2002 under which it repurchased about 503,000 shares of stock. In addition, the Company repurchased 20,900 shares in 1H 2003. Exercises of employee options in 1H 2003 offset the repurchases by adding 82,100 shares (net of shares traded or swapped by employees as payment for the exercise cost or tax withholding). In addition, the market increase in UTMD's stock price had a retarding effect on EPS growth as a result of the dilution calculation for unexercised options with an exercise price below the current market value. The dilution calculation added 366,000 and 370,000 shares to actual weighted average shares outstanding in 2Q and 1H 2003, respectively, compared to 350,000 and 347,000 shares in 2Q and 1H 2002. Actual outstanding common shares as of the end of 2Q 2003 were 4,504,400 compared to 5,021,400 at the end of 2Q 2002.

   h) Return on Shareholders' Equity  (ROE)
      ROE is equal to net profits divided by average shareholder equity during a specific time period. Annualized ROE in 2Q 2003 was 39% and was 41% for 1H 2003, compared to 35% in both 2Q and 1H 2002. The higher ROE in 2003 resulted because all three factors that comprise ROE were higher: profitability, asset turnover and financial leverage. UTMD's ROE has averaged about 30% over the last 15 years. Excluding the financial impact that would result from receipt of the large damages award previously adjudicated in UTMD's favor but currently under appeal, management expects to be able to achieve 30% ROE again for calendar year 2003. Share repurchases have a beneficial impact on ROE as long as the Company sustains its net profit performance because shareholder equity is reduced by the cost of the shares repurchased.

Liquidity and Capital Resources
   i) Cash flows
      UTMD effectively maintains zero-balance "sweep" cash account balances that minimize the line-of-credit balance, except for operating balances needed to meet cash requirements in Ireland and separate physical reserves set aside for contractual commitments. Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $3,282 in 1H 2003 compared to $3,781 in 1H 2002. The $498 decrease in cash provided by operating activities in 1H 2003 compared to 1H 2002 is explained by a $418 higher increase in trade receivables, $341 larger increase in inventories and prepaid expenses, $116 less depreciation, and $146 greater decrease in accounts payable and accrued expenses for the period offset by $318 greater decrease in accrued interest and other receivables and $189 higher net income and tax benefit from options exercised.

      The Company expended $123 during 1H 2003 for purchases of property and equipment, representing all of net cash used in investing activities, compared to using $300 to purchase property and equipment in 1H 2002. This rate of investing is required to keep facilities, equipment and tooling in good working condition.
      In 1H 2003, UTMD received $1,112 from issuing 122,057 shares of stock upon the exercise of employee stock options and repurchased 20,900 shares of stock in the open market at a cost of $385. In addition the Company retired 39,988 option shares as the result of employees trading UTMD shares in payment for the exercise of stock options and related tax withholding requirements, at a cost of $801. Employee option exercises were at an average price of $9.11 per share. 1H 2003 share repurchases in the open market were at an average cost of $18.43 per share, including commissions. In 1H 2002, the Company received $455 from issuing 58,582 shares of stock upon the exercise of employee stock options and paid $995 to repurchase 66,000 shares.
      During 1H 2003, UTMD made repayments of $3,088 on its note payable, while receiving $0 in proceeds from the note (line of credit). In 1H 2002, UTMD made loan repayments of $2,501 and received $0 in proceeds from the note.
      As a result of the above cash flow activities, cash (and equivalent) balances increased $15 from a balance of $285 at December 31, 2002 to $300 at June 30, 2003. Cash (and equivalent) balances at June 30, 2002 were $823.
      Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans and repay debt. Planned capital expenditures during the remainder of 2003 are expected to be in the range of $300-400 to keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UTMD plans to use cash for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases if the price of the stock remains undervalued, and if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

   j) Assets and Liabilities
      June 30, 2003 total assets were $635 higher than at December 31, 2002. Current assets increased $637 due to a $294 increase in receivables (A/R and other, net of allowances) and a $384 increase in inventories (raw materials and finished goods). Inventories increased due to preparation for anticipated increased demand as a result of the injunction against Tyco/Kendall for its infringing product, and the possibility of better access to physicians in hospitals as a result of new GPO codes of conduct prohibiting bundling of "physician preference" products with unrelated products. Those expected increases have not yet materialized. UTMD plans to make adjustments to decrease inventory balances during the remainder of 2003. Net property and equipment increased $36 although $469 depreciation of existing assets exceeded $123 new asset purchases. The increase was due to a $314 increase in dollar-denominated value of assets in Ireland because the U.S. dollar (USD) declined about 8% relative to the EURO. Net intangible assets declined $39 as a result of amortization of patents and other intellectual property. At June 30, 2003, net intangible assets were 28% of total assets, compared to 29% at year- end 2002.
      Cash (and equivalent) balances were $300 at June 30, 2003, compared to $285 on December 31, 2002. Until the line of credit balance is paid off, cash balances will remain about the same. UTMD maintains "sweep" accounts that move any unneeded cash for day-to-day operations to reduce the line of credit.
      For reasons previously described, average inventory turns declined to 3.1 times in 1H 2003 from 3.4 times in 1H 2002. Receivables balances as of June 30, 2003 yielded average "days in receivables" of 45 days, well within management's target. At the end of 2002 and June 30, 2002, respectively, days in receivables were 41 and 46.
      As of June 30, 2003, UTMD's total debt ratio (total liabilities/ total assets) decreased to 17% from 33% on December 31, 2002. The decrease resulted primarily from reducing the line of credit balance. The total debt ratio on June 30, 2002, at which time the line of credit balance was zero, was 10%. The current line of credit balance is due to debt incurred in November 2002 to finance a Tender Offer repurchasing 503,000 UTMD shares. Absent the use of cash for a new acquisition and/or additional significant share repurchases, UTMD expects the debt ratio to continue to decline as the line of credit is eliminated in 2003.

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

                                                 1H 2003      1H 2002
   Income Before Income Tax Expense               $5,589       $5,362
   Depreciation and Amortization                     508          624
   Interest                                           42           18
                                                --------     --------
     Total = EBITDA:                              $6,140       $6,005
      EBITDA is a measure of UTMD's ability to generate cash. As a ratio of sales, EBITDA was 45% in 1H 2003 compared to 44% in 1H 2002.

   l) Management's Outlook.
      As outlined in its December 31, 2002 10-K report, UTMD's plan for 2003 is to
   1) realize improved results from 2002 initiatives to expand sales activity; including efforts to regain market share that should be available as a result of the injunction against Tyco/Kendall and the possibility of better access to physicians in hospitals as a result of new GPO codes of conduct;
   2) continue outstanding operating performance, and set new Company records for profitability as a percent of sales;
     3) sustain the patent infringement verdict and recover damages; and
     4) actively look for new acquisitions to build a platform for continued growth.

      2Q and 1H 2003 financial results are consistent with achieving the previously stated plan.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        On January 1, 2002, UTMD converted the functional currency of its Irish manufacturing operations, including related assets, to the EURO currency consistent with conversion of Ireland and many other Western European countries to the new common EURO currency. The Company's Irish operations were previously denominated in Irish Pounds. UTMD sells products under agreements denominated in USD and EURO. The exchange rate was 0.8675 EURO per USD as of June 30, 2003, and
1.0055 EURO per USD as of June 30, 2002. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control or anticipation of UTMD. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.


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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   a) Exhibits:
                   SEC
  Exhibit #     Reference #       Title of Document
  ---------     -----------       -----------------

      1             10            First Amendment to Loan Agreement, dated 21
                                  May, 2003 between Utah Medical Products, Inc.
                                  and U.S. Bank National Association

      2             31            Form of Section 302 Certification - CEO

      3             31            Form of Section 302 Certification - Principal
                                  Financial Officer

      4             32            Certification of CEO pursuant to 18
                                  U.S.C.ss.1350, as Adopted Pursuant to
                                  Section 906 of the Sarbanes-Oxley Act of 2002

      5             32            Certification of Principal Financial Officer
                                  pursuant to 18 U.S.C.ss.1350, as Adopted
                                  Pursuant to Section 906 of the Sarbanes-Oxley
                                  Act of 2002

   b) Reports on Form 8-K:
      On July 22, 2003, UTMD filed a report on Form 8-K, Item 12, Results of Operations and Financial Condition, reporting financial results for second quarter 2003.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     UTAH MEDICAL PRODUCTS, INC.
                                     REGISTRANT



Date:    8/13/03                     By:             /s/ Kevin L. Cornwell
      ------------                       ---------------------------------------
                                         Kevin L. Cornwell
                                         CEO



Date:    8/13/03                     By:             /s/ Paul O. Richins
      ------------                       ---------------------------------------
                                         Paul O. Richins
                                         Principal Financial Officer