Form 10-Q
period 2003-09-30
UTAH MEDICAL PRODUCTS INC
filed 2003-11-12
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: September 30, 2003                Commission File No. 0-11178
                                                                         -------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 9, 2003: 4,615,521
                                        ---------



                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------

                               INDEX TO FORM 10-Q
                               ------------------




PART I - FINANCIAL INFORMATION                                                      PAGE
                                                                                    ----
  Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets as of
        September 30, 2003 and December 31, 2002  ................................. 1

        Consolidated Condensed Statements of Income for the
        three and nine months ended September 30, 2003 and September 30, 2002  .... 2

        Consolidated Condensed Statements of Cash Flows for the
        nine months ended September 30, 2003 and September 30, 2002  .............. 3

        Notes to Consolidated Condensed Financial Statements  ..................... 4


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations  ......................... 6

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk  ............10

  Item 4.  Controls and Procedures ................................................10


PART II - OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K  ......................................11


SIGNATURES  .......................................................................11



                               PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                        UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                        --------------------------------------------
                         CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                         -------------------------------------------
                          SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                          ----------------------------------------
                                       (in thousands)

                                                             (unaudited)           (audited)
ASSETS                                                SEPTEMBER 30, 2003  DECEMBER 31, 2002
------                                                ------------------  -----------------
Current assets:
    Cash                                                        $    925         $    285
    Accounts receivable - net                                      3,705            3,093
    Inventories                                                    3,657            3,478
    Other current assets                                             814              901
                                                                --------         --------
       Total current assets                                        9,100            7,757

Property and equipment - net                                       8,781            8,890

Goodwill                                                           8,533            8,533
Goodwill - accumulated amortization                               (2,288)          (2,288)
                                                                --------         --------
       Goodwill - net                                              6,245            6,245

Other intangible assets                                            2,653            2,586
Other intangible assets - accumulated amortization                (2,148)          (2,091)
                                                                --------         --------
       Other intangible assets - net                                 505              495
                                                                --------         --------

       TOTAL                                                    $ 24,631         $ 23,387
                                                                ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                            $    560         $    631
    Accrued expenses                                               1,374            1,688
                                                                --------         --------
       Total current liabilities                                   1,934            2,319

Notes payable                                                       --              4,956

Deferred income taxes                                                383              390
                                                                --------         --------

       Total liabilities                                           2,317            7,665
                                                                --------         --------

Stockholders' equity:
    Preferred stock - $.01 par value; authorized - 5,000
      shares; no shares issued or outstanding
    Common stock - $.01 par value; authorized - 50,000
      shares; issued - September 30, 2003, 4,596 shares
      December 31, 2002, 4,443 shares                                 46               44
    Additional paid-in capital                                       656             --
    Cumulative foreign currency translation adjustment              (667)          (1,115)
    Retained earnings                                             22,279           16,793
                                                                --------         --------
       Total stockholders' equity                                 22,314           15,722
                                                                --------         --------

       TOTAL                                                    $ 24,631         $ 23,387
                                                                ========         ========
see notes to consolidated condensed financial statements

                                             1


                      UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                      --------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
                  ---------------------------------------------------
         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
         ---------------------------------------------------------------------
                        (in thousands, except per share amounts)
                        ----------------------------------------
                                      (unaudited)


                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              ----------------------------------------
                                               2003       2002       2003       2002
                                              -------    -------    -------    -------
NET SALES                                     $ 6,761    $ 7,005    $20,478    $20,510

COST OF SALES                                   2,782      2,926      8,488      8,698
                                              -------    -------    -------    -------

        Gross Margin                            3,979      4,079     11,990     11,812
                                              -------    -------    -------    -------

EXPENSES:

     Selling, general and administrative        1,208      1,228      3,653      3,712
     Research & development                        75         76        217        202
                                              -------    -------    -------    -------

        Total                                   1,283      1,304      3,870      3,914
                                              -------    -------    -------    -------

        Income from Operations                  2,696      2,775      8,120      7,898

OTHER INCOME                                      107        113        273        352
                                              -------    -------    -------    -------

        Income Before Income Tax Expense        2,803      2,888      8,393      8,250

INCOME TAX EXPENSE                                942      1,005      2,907      2,870
                                              -------    -------    -------    -------

        Net Income                            $ 1,861    $ 1,883    $ 5,486    $ 5,380
                                              =======    =======    =======    =======

BASIC EARNINGS PER SHARE                      $  0.41    $  0.38    $  1.22    $  1.08
                                              =======    =======    =======    =======

DILUTED EARNINGS PER SHARE                    $  0.38    $  0.36    $  1.13    $  1.01
                                              =======    =======    =======    =======

SHARES OUTSTANDING - BASIC                      4,579      4,949      4,502      4,996
                                              =======    =======    =======    =======

SHARES OUTSTANDING - DILUTED                    4,920      5,261      4,870      5,331
                                              =======    =======    =======    =======

see notes to consolidated condensed financial statements


                                          -2-


                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
       -------------------------------------------------------------------
                           (in thousands - unaudited)


                                                                  SEPTEMBER 30,
                                                              --------------------
                                                               2003         2002
                                                              -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $ 5,486     $ 5,380
                                                              -------     -------
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                748         904
     Provision for losses on accounts receivable                   (5)         12
     Loss on disposal of assets                                     4           0
     Deferred income taxes                                       (213)        (77)
     Tax benefit attributable to exercise of stock options        889         214
  Changes in operating assets and liabilities:
        Accounts receivable                                       120         246
        Accrued interest and other receivables                   (350)          0
        Inventories                                              (193)        195
        Prepaid expenses                                          (21)        (45)
        Accounts payable                                          (89)        133
        Accrued expenses                                         (355)       (581)
                                                              -------     -------
           Total adjustments                                      533       1,001
                                                              -------     -------
           Net cash provided by operating activities            6,020       6,381
                                                              -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
     Property and equipment                                      (147)       (349)
     Intangible assets                                            (66)       --
                                                              -------     -------
           Net cash used in investing activities                 (213)       (349)
                                                              -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                          2,257         645
Common stock purchased and retired                               (385)     (2,727)
Common stock purchased and retired - options                   (2,103)       --
Proceeds from note payable                                       --          --
Repayments of note payable                                     (4,956)     (2,501)
                                                              -------     -------
           Net cash used in financing activities               (5,187)     (4,582)
                                                              -------     -------

Effect of exchange rate changes on cash                            20          13

NET INCREASE IN CASH                                              640       1,463

CASH AT BEGINNING OF PERIOD                                       285         370
                                                              -------     -------

CASH AT END OF PERIOD                                         $   925     $ 1,833
                                                              =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for income taxes             $ 2,512     $ 2,700
     Cash paid during the period for interest                 $    47     $    18


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

(2) Inventories at September 30, 2003 and December 31, 2002 (in thousands) consisted of the following:

                                              September 30,         December 31,
                                                  2003                 2002
                                              ------------       --------------
     Finished goods                              $1,478              $1,236
     Work-in-process                                821                 907
     Raw materials                                1,358               1,335
                                                 ------              ------
     Total                                       $3,657              $3,478
                                                 ======              ======

(3) Stock-Based Compensation. At September 30, 2003 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees, directors, and other individuals. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards starting in 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                   Three Months               Nine Months
                                                                       Ended                     Ended
                                                                   September 30,             September 30,
                                                                2003         2002          2003        2002
                                                              ---------    ---------    ---------    ---------
Net Income as reported                                        $   1,861    $   1,883    $   5,486    $   5,380
Deduct:
  Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                        -49          -41         -131         -138
                                                              ---------    ---------    ---------    ---------
Net income pro forma                                          $   1,812    $   1,842    $   5,355    $   5,242
                                                              ---------    ---------    ---------    ---------
Earnings per share:
      Basic - as reported                                     $    0.41    $    0.38    $    1.22    $    1.08
                                                              ---------    ---------    ---------    ---------
      Basic - pro forma                                       $    0.40    $    0.37    $    1.19    $    1.05
                                                              ---------    ---------    ---------    ---------
      Diluted - as reported                                   $    0.38    $    0.36    $    1.13    $    1.01
                                                              ---------    ---------    ---------    ---------
      Diluted - pro forma                                     $    0.37    $    0.35    $    1.10    $    0.98
                                                              ---------    ---------    ---------    ---------

(4) Comprehensive Income. The Company translates the currency of its Ireland subsidiary which comprises the only element of comprehensive income. Total comprehensive income for the three and nine months ending September 30, 2003 was (in thousands) $1,875 and $5,784 net of taxes, respectively.

(5) Goodwill and Other Intangible Assets. On January 1, 2002, the Company adopted Statement of Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. The Company has completed the required initial goodwill impairment test and its annual impairment test, and determined that the book value of its goodwill associated with its 1997 and 1998 acquisitions is not impaired. Expense from amortization of the Company's other intangible assets totaled (in thousands) $57 for the nine months ending September 30, 2003, and is expected to be an additional $17 for the remainder of 2003. The estimated aggregate amortization expense for the years ending 2004, 2005, 2006, 2007 and 2008 is (in thousands) $71, $51, $51, $50 and $50, respectively.

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

Analysis of Results of Operations
   a) Overview
      In third quarter (3Q) 2003, UTMD's consolidated global sales decreased 3% relative to 3Q 2002. At the same time, the Company achieved the following profitability measures for the most recent calendar quarter:
          Gross Profit Margin (gross profits/ sales):            58.9%
          Operating Profit Margin (operating profits/ sales):    39.9%
          Net Profit Margin (profit after taxes/ sales):         27.5%
      3Q 2003 EPS increased 6% to $.38 on a diluted basis. As a result, UTMD concluded its twenty-third consecutive quarter of higher Earnings Per Share
(EPS) when compared to the same quarter in the prior year.

      For first nine months (9M) 2003, total consolidated sales were essentially the same as 9M 2002. At the same time, the Company achieved the following profitability measures 9M 2003:
          Gross Profit Margin (gross profits/ sales):            58.6%
          Operating Profit Margin (operating profits/ sales):    39.7%
          Net Profit Margin (profit after taxes/ sales):         26.8%
      9M 2003 EPS increased 12% to $1.13 on a diluted basis. EPS for the last twelve months (LTM) were $1.48.

   b) Revenues
      Revenue from product sales is generally recognized by UTMD at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company accrues provisions for the estimated costs that may be incurred for product warranties and unforeseen uncollectible accounts.
      UTMD believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of SAB 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured.
      The 3% decrease in 3Q 2003 total sales was caused primarily by an 11% decrease in international sales. International sales, down despite the continuing benefit of a weaker US Dollar, were $1,318 in 3Q 2003 compared to $1,482 in 3Q 2002. Dollar-denominated shipments from UTMD's Ireland facility were down 14%, while Euro- denominated shipments from UTMD's Ireland facility were down 25%. Domestic sales decreased 1% compared to 3Q 2002.
      9M 2003 total sales were essentially the same as in 9M 2002. Dollar-denominated international sales during this nine month period increased 4%. International sales in 9M 2003 were $4,398 compared to $4,233 in 9M 2002. Of the international sales, 59% were made in Europe during 9M 2003 compared to 60% in 9M 2002. 9M 2003 domestic sales decreased 1% compared to 9M 2002.

Global revenues by product category:
   1. Obstetrics. 3Q 2003 obstetrics product sales were $2,980 compared to $3,131 in 3Q 2002. First nine months 2003 obstetric sales were $8,587 compared to $8,984 in 9M 2002.
   2. Gynecology/ Electrosurgery/ Urology. 3Q 2003 Gyn/ES/Uro product sales were $1,272 compared to $1,250 in 3Q 2002. First nine months 2003 Gyn/ES/Uro sales were $4,060 compared to $3,928 in 9M 2002.

   3. Neonatal. 3Q 2003 neonatal product sales were $1,082 compared to $1,018 in 3Q 2002. First nine months 2003 neonatal sales were $3,051 compared to $2,864 in 9M 2002.
   4. Blood Pressure Monitoring and Accessories (BPM). 3Q 2003 BPM product sales were $1,427 compared to $1,607 in 3Q 2002. First nine months 2003 BPM sales were $4,781 compared to $4,735 in 9M 2002. This category includes miscellaneous molded parts sold to OEM customers.

   c) Gross Profit
      UTMD's 3Q and 9M 2003 gross profit margins (GPM), gross profits as a percentage of sales, were 58.9% and 58.6% respectively, compared to 58.2% and 57.6% in 3Q and 9M 2002. GPM have been higher in 2003 because of improved manufacturing efficiencies.
      Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.
      UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a highly complex and competitive marketplace. Management expects to continue to achieve its GPM target during the remainder of 2003. Expected favorable influences include growth in sales volume without a similar increase in manufacturing overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products to reduce material costs. Expected unfavorable influences are continued competitive pressure on pricing and higher labor-related costs, particularly for employee health plan benefits.

   d) Operating Profit
      3Q 2003 operating profits decreased 3% to $2,696 from $2,775 in 3Q 2002. 9M 2003 operating profits increased 3% to $8,120 from $7,898 in 9M 2002. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses were 19.0% of sales in 3Q 2003, compared to 18.6% in 3Q 2002. Total operating expenses were 18.9% of sales in 9M 2003, compared to 19.1% of sales in 9M 2002. 3Q and 9M 2003 operating profit margins were 39.9% and 39.7% of sales, respectively, compared to 39.6% and 38.5% of sales in 3Q and 9M 2002.
      S&M expenses in 3Q 2003 were $582 or 8.6% of sales compared to $618 or 8.8% of sales in 3Q 2002. S&M expenses in 9M 2003 were $1,778 or 8.7% of sales compared to $1,864 or 9.1% of sales in 9M 2002. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. Looking forward, UTMD plans higher S&M expenses during the remainder of 2003 due to Group Purchasing Organization fees along with higher marketing expenses, but intends to manage S&M expenses to remain less than 9% of sales.
      R&D expenses in 3Q 2003 were $75 or 1.1% of sales compared to $76 or 1.1% of sales in 3Q 2002. R&D expenses in 9M 2003 were $217 or 1.1% of sales compared to $202 or 1.0% of sales in 9M 2002. Management expects R&D expenses during 2003 as a whole to be approximately 1-2% of sales.
      G&A expenses in 3Q 2003 were $627 or 9.3% of sales compared to $610 or 8.7% of 3Q 2002 sales. G&A expenses in 9M 2003 were $1,876 or 9.2% of sales compared to $1,848 or 9.0% of 9M 2002 sales. In addition to litigation costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of new SEC rules resulting from the Sarbanes-Oxley Act of 2002. Management expects G&A expenses during 2003 to be in the range of 9-10% of sales.

   e)  Non-operating income
      Non-operating income in 3Q 2003 was $107 compared to $113 in 3Q 2002, and $273 in 9M 2003 compared to $352 in 9M 2002. The decrease was due to higher interest expense resulting from higher average line of credit loan balances during 2003 (resulting from financing the November 2002 repurchase of 503,000 shares) compared to 2002, and less 2003 rental income from the unused portion of the Ireland facility. Interest expense was $5 in 3Q 2003 compared to none in 3Q 2002, and $47 in 9M 2003 compared to $18 in 9M 2002. The average line of credit balance for 9M 2003 was $2.4 million compared to $0.7 million in 9M 2002. Royalty income, which UTMD receives for licensing its technology to other companies, was approximately the same for the same periods in both years. The line of credit balance was paid off in September 2003.

   f) Earnings Before Income Taxes
      3Q 2003 earnings before income taxes (EBT) decreased 3% to $2,803 from $2,888 in 3Q 2002. 9M 2003 EBT increased 2% to $8,393 from $8,250 in 9M 2002. 3Q
2003 EBT margin was 41.5% of sales compared to 41.2% in 3Q 2002. 9M 2003 EBT margin was 41.0% compared to 40.2% in 9M 2002.

   g) Net Income and Earnings per Share
      UTMD's net profit margin (NPM), net income (after taxes) expressed as a percentage of sales, was 27.5% and 26.8% for 3Q and 9M 2003, respectively, compared to 26.9% and 26.2% in 2002. 3Q 2003 net income decreased 1% to $1,861 from $1,883 in 3Q 2002. 9M 2003 net income increased 2% to $5,486 from $5,380 in 9M 2002. UTMD's effective income tax rate in 3Q and 9M 2003 was 33.6% and 34.6%, respectively, compared to 34.8% in both 3Q and 9M 2002. The reduction in UTMD's estimated income tax rate during 3Q 2003 was due to an increase in employee option exercises. For employee incentive options exercised and sold in less than one year, and for all non-qualified option exercises, the taxable gain realized by the employee is tax deductible to the Company. UTMD's tax rate for the remainder of 2003 may be lower or higher than in 2002 depending largely on employee option exercises (which would lower it) or whether or not UTMD receives a taxable damages award from Tyco (which would raise it).
      Diluted 3Q 2003 Earnings per Share (EPS) increased 6% to $.38 from $.36 in 3Q 2002. Diluted 9M 2003 EPS increased 12% to $1.13 from $1.01 in 9M 2002. The higher rate of increase in EPS versus other income statement measures was due to decreased diluted shares in 2003 compared to 2002. 3Q 2003 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,920,000 compared to 5,261,000 shares in 3Q 2002. 9M 2003 weighted average number of diluted common shares were 4,870,000 compared to 5,331,000 shares in 9M 2002. UTMD completed a tender offer in 4Q 2002 under which it repurchased about 503,000 shares of stock. The Company repurchased 20,900 shares in 9M 2003. Exercises of employee options in 9M 2003 offset the repurchases by adding 174,100 shares (net of shares traded or swapped by employees as payment for the exercise cost or tax withholding). In addition, the market increase in UTMD's stock price had a retarding effect on EPS growth as a result of the dilution calculation for unexercised options with an exercise price below the current stock market value. The dilution calculation added 341,000 and 368,000 shares to actual weighted average shares outstanding in 3Q and 9M 2003 respectively, compared to 312,000 and 335,000 shares in 3Q and 9M 2002. Actual outstanding common shares as of the end of 3Q 2003 were 4,596,400 compared to 4,917,600 at the end of 3Q 2002.

   h) Return on Shareholders' Equity  (ROE)
      ROE is equal to net profits divided by average shareholder equity during a specific time period. Annualized ROE in 3Q 2003 and 9M 2003 was 35% and 39% respectively, compared to 34% and 36% in 3Q and 9M 2002 respectively. The higher ROE in 2003 resulted from higher profitability and financial leverage in 2003. UTMD's ROE has averaged about 30% over the last 15 years. Excluding the financial impact that would result from receipt of the large damages award previously adjudicated in UTMD's favor but currently under appeal, management expects to be able to achieve 30% ROE again for calendar year 2003. Share repurchases will have a beneficial impact on ROE as long as the Company sustains its net profit performance because shareholder equity is reduced by the cost of the shares repurchased.

Liquidity and Capital Resources
   i) Cash flows
      Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $6,020 in 9M 2003 compared to $6,381 in 9M 2002.
      The Company expended $147 during 9M 2003 for purchases of property and equipment, and $66 for intangible assets. In 9M 2002 the Company used $349 to purchase property and equipment. This rate of investing is required to keep facilities, equipment and tooling in good working condition.
      In 9M 2003, UTMD received $2,257 from issuing 273,917 shares of stock upon the exercise of employee stock options and repurchased 20,900 shares of stock in the open market at a cost of $385. In addition the Company retired 99,795 option shares as the result of employees trading UTMD shares in payment for the exercise of stock options and related tax withholding requirements, at a cost of $2,103. Employee option exercises were at an average price of $8.24 per share. 9M 2003 share repurchases in the open market were at an average cost of $18.43 per share, including commissions. In 9M 2002, the Company received $645 from issuing 81,186 shares of stock upon the exercise of employee stock options and paid $2,727 to repurchase 192,400 shares.
      During 9M 2003, UTMD made repayments of $4,956 on its note payable, while receiving $0 in proceeds from the note (line of credit). In 9M 2002, UTMD made loan repayments of $2,501 and received $0 in proceeds from the note. UTMD paid off the outstanding balance of the note during 3Q 2003.
      As a result of the above cash flow activities, cash (and equivalent) balances increased $288 from a balance of $285 at December 31, 2002 to $925 at September 30, 2003. Cash (and equivalent) balances at September 30, 2002 were $1,833.
      Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans and repay debt. Planned capital expenditures during the remainder of 2003 are expected to be in the range of $100-200 to keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UTMD plans to use cash for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases if the price of the stock remains undervalued, and if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

   j) Assets and Liabilities
      September 30, 2003 total assets were $1,244 higher than at December 31, 2002. Current assets increased $1,343 due to a $640 increase in cash, a $612 increase in receivables (A/R and other, net of allowances) and a $179 increase in inventories (finished goods). Inventories increased due to preparation for anticipated increased demand as a result of the injunction against Tyco/Kendall for its infringing product, and the possibility of better access to physicians in hospitals as a result of new GPO codes of conduct prohibiting bundling of "physician preference" products with unrelated products. Those expected increases have not yet materialized. UTMD plans to make adjustments to decrease inventory balances during the remainder of 2003. Net property and equipment decreased $109 because $691 depreciation of existing assets exceeded $147 new asset purchases. The decrease in NP&E was offset substantially by a $329 increase in dollar-denominated value of assets in Ireland because the U.S. dollar (USD) declined about 11% relative to the EURO. Net intangible assets increased $10 as a result of new purchases partially offset by amortization of patents and other intellectual property. At September 30, 2003, net intangible assets were 27% of total assets, compared to 29% at year-end 2002.
      Cash (and equivalent) balances were $925 at September 30, 2003, compared to $285 on December 31, 2002. UTMD maintains "sweep" accounts that move any unneeded cash for day-to-day operations to an interest bearing account or to reduce the line of credit.
      For reasons previously described, average inventory turns declined to 3.0 times in 9M 2003 from 3.6 times in 9M 2002. Receivables balances as of September 30, 2003 yielded average "days in receivables" of 42 days, well within management's target. At the end of 2002 and September 30, 2002, respectively, days in receivables were 41 and 44.
      As of September 30, 2003, UTMD's total debt ratio (total liabilities/ total assets) decreased to 9% from 33% on December 31, 2002. The decrease resulted primarily from eliminating the line of credit balance. The total debt ratio on September 30, 2002, at which time the line of credit balance was also zero, was 9%. The recent line of credit balances were due to debt incurred in November 2002 to finance a Tender Offer repurchasing 503,000 UTMD shares. Absent the use of cash for a new acquisition and/or additional significant share repurchases, or receipt of a large cash damages award, UTMD expects the debt ratio to remain around 10% during the rest of 2003.

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

                                                 9M 2003      9M 2002
                                                --------     --------
Income Before Income Tax Expense                  $8,393       $8,250
Depreciation and Amortization                        748          904
Interest                                              47           18
                                                --------     --------
     Total = EBITDA:                              $9,187       $9,172

      EBITDA is a measure of UTMD's ability to generate cash. As a ratio of sales, EBITDA was 45% in both 9M 2003 and 9M 2002.

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

      3Q and 9M 2003 financial results are consistent with achieving the previously stated plan.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        On January 1, 2002, UTMD converted the functional currency of its Irish manufacturing operations, including related assets, to the EURO currency consistent with conversion of Ireland and many other Western European countries to the new common EURO currency. The Company's Irish operations were previously denominated in Irish Pounds. UTMD sells products under agreements denominated in USD and EURO. The exchange rate was 0.8565 EURO per USD as of September 30, 2003, and 1.0117 EURO per USD as of September 30, 2002. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control or anticipation of UTMD. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.


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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   a) Exhibits:
               SEC
Exhibit #   Reference #      Title of Document
---------   -----------      -----------------

    1          31            Certification of CEO pursuant to Rule 13a-14(a) as
                             adopted pursuant to Section 302 of the
                             Sarbanes-Oxley Act of 2002

    2          31            Certification of Principal Financial Officer
                             pursuant to Rule 13a-14(a) as adopted  pursuant to
                             Section 302 of the Sarbanes-Oxley Act of 2002

    3          32            Certification of CEO pursuant to 18 U.S.C.ss.1350,
                             as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    4          32            Certification of Principal Financial Officer
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


                                           UTAH MEDICAL PRODUCTS, INC.
                                           REGISTRANT



Date:  11/10/03                            By:  /s/ Kevin L. Cornwell
      ----------                               ---------------------------------
                                               Kevin L. Cornwell
                                               CEO



Date:  11/10/03                             By:  /s/ Greg A. LeClaire
      ----------                               ---------------------------------
                                               Greg A. LeClaire
                                               Chief Financial Officer

                                                                       Exhibit 1

                              CERTIFICATION OF CEO
                PURSUANT TO RULE 13a-14(a) AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin L. Cornwell, Chief Executive Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Utah Medical Products, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 10, 2003


    /s/ Kevin L. Cornwell
-------------------------------
Kevin L. Cornwell
Chief Executive Officer

                                                                       Exhibit 2

                  CERTIFICATION OF PRINCIPLE FINANCIAL OFFICER
                PURSUANT TO RULE 13a-14(a) AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Greg A. LeClaire, Chief Financial Officer of the Company, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Utah Medical Products, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 10, 2003


/s/ Greg A. LeClaire
----------------------------------
Greg A. LeClaire
Chief Financial Officer

                                                                       Exhibit 3

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Utah Medical Products, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin L. Cornwell, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



     /s/ Kevin L. Cornwell
--------------------------------
Kevin L. Cornwell
Chief Executive Officer
November 10, 2003


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                       Exhibit 4

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Utah Medical Products, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Greg A. LeClaire, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



     /s/ Greg A. LeClaire
-----------------------------------
Greg A. LeClaire
Chief Financial Officer
November 10, 2003

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.