Form 10-K
period 2003-12-31
UTAH MEDICAL PRODUCTS INC
filed 2004-03-15
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003.         Commission File No. 0-11178
                                                                        --------

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

                               7043 South 300 West
                                Midvale, UT 84047
                        ---------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (801) 566-1200
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2003, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $86,897,000.

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 2004, based on NASDAQ/NMS closing price: $106,259,000.

  The number of shares outstanding of the registrant's common stock as of March 5, 2004: 4,482,628


                       DOCUMENTS INCORPORATED BY REFERENCE

  List herein the documents incorporated by reference: The Company's definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.




                                          INDEX TO FORM 10-K


                                                                                                  PAGE
PART I
     Item 1.   Business  .........................................................................  1

     Item 2.   Properties  ......................................................................  12

     Item 3.   Legal Proceedings  ...............................................................  12

     Item 4.   Submission of Matters to a Vote of Security Holders  .............................  12

PART II
     Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters  .......  13

     Item 6.   Selected Financial Data  .........................................................  14

     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ....................................................................  16

     Item 7A.  Quantitative and Qualitative Disclosures about Market Risk  ......................  25

     Item 9.   Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure  ..........................................................  26

     Item 9A.  Controls and Procedures  .........................................................  27

PART III
     Item 10.  Directors and Executive Officers of the Registrant  ..............................  28

     Item 13.  Certain Relationships and Related Transactions  ..................................  28


PART IV
     Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K  ...............  29

Index to Consolidated Financial Statements  ....................................................  F-1



                                     PART I
                                     ------


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

  UTMD was formed as a Utah corporation in 1978. UTMD publicly raised equity capital one time in 1982. In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary located in Ireland, was formed to establish an international manufacturing capability. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems. In July, 1998 UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc. On March 8, 2000, UTMD returned to the Nasdaq Stock Market after trading on the New York Stock Exchange for about 3 years. The Company was previously listed on Nasdaq for 14 years. The Company's corporate offices are located at 7043 South 300 West, Midvale, Utah 84047 USA. The corporate telephone number is (801) 566-1200. European operations are located at Garrycastle Industrial Estate, Athlone, County Westmeath, Ireland. The telephone number in Ireland is (90) 647-3932. CMI's mailing address is 1830 S.E. 1st, Redmond, Oregon 97756. The phone number in Oregon is (541) 548-7738.

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

    - Introduced in 1987, INTRAN was the first disposable intrauterine pressure catheter that placed the pressure transducer at the pressure source within the uterine cavity. This design eliminated the complicated setup of fluid-filled systems and provided more accurate pressure waveforms. INTRAN I was discontinued in 1995 in favor of the more widely preferred INTRAN PLUS, also covered by UTMD's original INTRAN patent.

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

Neonatal Intensive Care:
-----------------------
DISPOSA-HOOD(TM)
  The DISPOSA-HOOD is an infant respiratory hood that is used in the NICU to administer oxygen to neonates and flush CO2 while maintaining a neutral thermal environment critical to proper physiologic responses. The DISPOSA-HOOD, placed over the infant's head, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head. The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head and provides optimum flows for elimination of CO2 (carbon dioxide) by ventilation. Because it is a disposable product, it allows for excellent visualization of the underdeveloped infant and prevents cross-contamination.

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

  The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters, and chest drainage tubes. GESCO developed and marketed initial versions of all of these neonatal products. In order to keep pace with the trend of caring for smaller babies, UTMD has added smaller diameter versions of its URI-CATH(R) and NUTRI-CATH(R) products. In 2000, UTMD gained FDA premarketing clearance of a new PICC family of products specifically designed to minimize trauma to the critically ill neonate, named PICC-NATE(R). The PICC-NATE product line was designed with the input of experienced neonatal nurse practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling. The soft, strong silicone PICC-Nate comes in two diameter sizes, two types of venipuncture introducers, two hub configurations and the option of an integral stylet that aides insertion. In early 2003, UTMD added a Tecoflex polyurethane version that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion.

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

  In 2004, UTMD will continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most developmentally-friendly NICU specialty products in the medical device industry. In addition to products already offered and being developed internally, UTMD will look to expand sales through distribution arrangements with other manufacturers, or through selective acquisitions.

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

  UTMD's LETZ System includes patented disposable electrodes, the patented FINESSE(R) electrosurgical generator, and other miscellaneous components. A disposable loop electrode used to excise the tissue specimen is a pencil-like tube with a thin tungsten wire loop attached. The loop is available in varying sizes and includes a Safe-T-Gauge(R) that can be positioned so the physician can accurately colposcopically monitor the amount of tissue being excised. UTMD continues to augment its specialty electrodes. For example, the Company introduced a patented conization electrode for deep endocervical disease called C-LETZ(R), designed to limit the removal of healthy tissue margins that might compromise adequate cervical function. UTMD also will continue to provide adapters and other components which allow its market-leading specialty electrodes to be used with other manufacturers' electrosurgical generators. The FINESSE electrosurgical generator is the only generator on the market that contains an integral smoke evacuator, required to filter smoke and vapors that contain potentially hazardous particulate material produced during electrosurgery.

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

EPITOME(R)
  EPITOME is a patented electrosurgical scalpel which delivers precise performance in incision and excision with hemostasis while minimizing thermal side effects. Where rapid yet precise dissection of dense tissue is necessary, such as in mammaplasty or abdominoplasty, EPITOME has no peer. An independent study concludes that the EPITOME scalpel provides a significant improvement over older devices in wound healing and patient comfort. EPITOME allows a rapid incision without countertraction, yielding limited morbidity, less post-surgical pain and cosmetically superior results. EPITOME is useful where minimization of thermal tissue injury is important but control of bleeding needed. A patented bendable version of EPITOME with a smaller active electrode was introduced in 1998. Designed to significantly reduce the chance of tissue burns due to inadvertent electrode contact and where a smaller, bent scalpel tip is needed, the bendable EPITOME is of particular value, e.g., to thoracic surgeons in harvesting the internal mammary artery during coronary artery bypass surgery, as well as to otolaryngologists for tonsillectomies.

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

MARKETING
---------

  UTMD competes on the basis of its value-added technologies and cost effective clinical solutions. UTMD believes that a number of its products are strong brands because they are recognized as clinically different. The Company's primary marketing challenge is to keep its customers focused on those differences and their important clinical benefits. Access to the clinical decision-makers is critical to the Company's success.

  UTMD's specialty focus, innovation and extensive experience in its specialty are important marketing attributes which help assure its ability to successfully compete and survive in a consolidating marketplace where many suppliers are trying to degrade product differences.

  For U.S. hospitals, which represent about 60% of UTMD's product sales, marketing efforts are complicated and fragmented. Although UTMD's focus is with clinicians who take responsibility for obtaining optimal patient care outcomes, other people are generally administratively responsible for hospital purchasing decisions.

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

  In the United States, UTMD sells its products primarily through its own directly employed sales force. The current network of direct representatives is employed to concentrate on select market applications for UTMD products and to provide proper customer training and support. As of March 2004, the U.S. direct sales force is comprised of both outside territory representatives operating remotely geographically, as well as inside representatives who operate by telephone. Direct representatives are trained to understand the medical procedures being performed within UTMD's clinical focus. Through the use of its one-on-one contacts with physicians and other clinicians directly involved in patient care, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems. In addition to its direct representatives, UTMD utilizes third party clinical specialists to augment its training programs.

  When hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors. Sales to Med/Surg distributors currently comprise about 10% of total domestic sales. In contrast, seven years ago, national distributors and independent distributors in the U.S. represented more than 65% of UTMD's direct domestic Ob/Gyn business.

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

  Because of UTMD's reputation as a successful innovator, its financial strength and its established clinician user base, it enjoys a substantial flow of new product ideas. Internal development, joint development, product acquisitions and licensing arrangements are all included as viable options in the investigation of opportunities. Only a small percentage of ideas survive feasibility screening. For internal development purposes, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team. The team's objective is to have a clinically proven, manufacturable and FDA released product ready for marketing by a specific date. Approximately ten projects on the average, depending on the level of resources required, are underway at UTMD at any given time. More than 50% of assigned projects do not succeed in attaining a product that meets all of the Company's criteria. In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition. Once a product is developed, tooled, fully tested and cleared for marketing by the FDA, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution, or not having access to users because of limitations in marketing and distribution resources or exclusionary contracts of GPOs.

  UTMD's current product development projects are in three areas of focus: 1) obstetrics/ fetal monitoring, 2) neonatal intensive care, and 3) specialized procedures for the assessment and treatment of cervical/uterine disease. UTMD has had 7 patents issued in the last five years. Internal product development expenses are expected to be in the range of 1-2% of sales in 2004. In 2003, UTMD spent $288 (in thousands) on internal product development activities, or 1.1% of sales. In addition, the Company invested $120 in new technology rights which have not resulted in a marketable product yet. In 2002 and 2001, internal new product development expenses were $285 (1.0% of sales) and $364 (1.3% of sales), respectively.

EMPLOYEES
---------

  At December 31, 2003, the Company had 211 employees. The average tenure of all of UTMD's employees is about eight years. The Company's continued success will depend to a large extent upon its ability to retain skilled employees. No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which creative and high achieving people wish to work.

  To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers that limit their ability to contribute to UTMD's programs. All professional employees sign a code of conduct and a confidentiality and non-compete agreement, as a condition of employment, and as consideration for receipt of stock option awards and participation in the management bonus program. All employees participate in performance-based bonus programs. None of the Company's employees is represented by labor unions or other collective bargaining groups.


PATENTS AND TECHNOLOGY LICENSES
-------------------------------

  The Company owns or exclusively licenses thirty-one unexpired patents, and is the licensee of certain other technology. There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.

  The ability of the Company to achieve critical mass in the marketplace depends in large part on the protection afforded by its patents. In cases where competitors introduce products that may infringe on UTMD's technology, the Company has an obligation to its shareholders to defend its intangible property to the extent that it can afford to do so.

  In January 2002, a jury in the U.S. Federal District Court for the District of Utah rendered a verdict in favor of UTMD that the Tyco/KendalloLTP Softrans 4000 Intrauterine Pressure Catheter literally infringes UTMD's Patent No. 4,785,822 for inventions relating to a "Disposable Intracompartmental Pressure Transducer." UTMD markets the Intran(R) Plus which practices this patent. The patent infringement lawsuit had been filed in early 1997. In September 2002, the US Federal District Court issued a formal judgment awarding UTMD approximately $23 million in damages and accrued interest. Additional damages for infringing product sold by Tyco after the January verdict were to be determined by the Court at a later date. In addition, the Court issued a permanent injunction against Tyco prohibiting the manufacturing, marketing, selling and/or otherwise distributing of the 4000 Softrans IUPC for the duration of UTMD's patent. Tyco/Kendall filed an appeal to the decision. In December 2003, the United States Court of Appeals for the Federal Circuit upheld in entirety the District Court's judgment. In January 2004, UTMD received $31 million from Tyco/Kendall, including post judgment augmented damages and interest. One other patent infringement lawsuit where UTMD is plaintiff is currently pending.

  As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas. During 2003, ongoing royalties included in cost of goods sold were $3 (in thousands). Other royalties have been previously paid as a lump sum, or are incorporated into the cost of supplied components which practice certain patents of third parties. Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives. During 2003, the Company received $450 in royalty income, compared to $450 in 2002 and $452 in 2001. Non-operating income remains a significant portion of UTMD's earnings. UTMD's future financial performance also depends on the marketing ability of other companies that license UTMD's technology.

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

  The Company believes all of its present products are Class I or Class II products and that the Company is in full compliance with all applicable material performance standards as well as FDA quality standards, record keeping and reporting (QSR).

  In 2003 the FDA began withholding export certificates from UTMD, which action was part of an unresolved disagreement regarding the issuance of a QSR Warning Letter by FDA to UTMD in September 2001. Export certificates are non-binding letters assuring other countries that a company is in compliance with FDA regulations. The export certificates have now been withheld for many months while UTMD distributes its products in the U.S. without FDA interference. The Company strongly believes that there is no reasonable basis for this decision, and has filed two lawsuits in U.S. Federal Court, District of Utah, in an effort to rectify the situation.

  In 1994, UTMD received certification of its quality system under the ISO 9001/EN 46001 standards ("ISO" stands for "International Organization of Standardization") which was maintained until December 2003. Because the ISO standards are in perpetual modification, UTMD has remained on a continuous periodic audit schedule by its independent notified body in order to stay abreast of international regulatory standards. In October 2003, UTMD's Utah facility was certified under the more stringent ISO 13485 standard for medical devices. UTMD's Ireland facility is now certified under ISO 13488. UTMD has received formal product certification allowing the use of the CE Mark (demonstrates proof of compliance with the European Community's product standards) for essentially all of its products.

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

EXPORTS
-------

  Revenues from customers outside the U.S. in 2003 were (in thousands) $5,872 (22% of total sales), as compared to $5,735 (21% of total sales) in 2002, and $5,202 (19% of total sales) in 2001. Blood pressure monitoring products represented 67% of international sales in 2003, compared to 70% in 2002 and 67% in 2001. International Ob/Gyn and neonatal product sales were $1,930 in 2003, compared to $1,743 in 2002 and $1,718 in 2001. For financial information by geographical area, please see Notes 1,4 and 9 to the Consolidated Financial Statements.

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

BACKLOG
-------

  As a supplier of primarily disposable products, the nature of UTMD's business necessitates being very responsive to customer orders and delivering products quickly. Virtually all direct shipments to end users are accomplished within one week of receipt of customer purchase order. Backlog shippable in less than 60 days was approximately $0.3 million as of both January 1, 2004 and January 1, 2003.

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

  UTMD is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its defense should any lawsuits be filed. The best defense the Company has is the consistent conformance of its proven safe and effective products to specifications. In the last ten years, UTMD has been named as a defendant, along with each attending physician and hospital, in four product liability lawsuits. All four were related to operative vaginal deliveries where a VAD product was used. The VADS products did conform to specifications. UTMD was ultimately dismissed as a defendant in the lawsuits, and legal costs were not material to performance. During the same period of time, no other UTMD products were the subject of a product liability lawsuit. There are currently no product lawsuits in which UTMD is a defendant.

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

  Additional risk factors that may affect non-operating income include the continuing viability of the Company's technology license agreements, actual cash and investment balances, asset dispositions and acquisition activities that may require external funding.


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

  UTMD is a vertically-integrated manufacturing company. Capabilities include silicone and plastics-forming operations including injection molding, insert and over-molding, thermoforming and extrusion; sensor production; manual and automated assembly of mechanical, electrical and electronic components; parts printing; various testing modalities; advanced packaging in clean room conditions; and a machine shop for mold-making and fabrication of assembly tools and fixtures. Capabilities also include an R&D laboratory for both electronic and chemical processes, software development resources, communications and computer systems networked real time internationally, and administrative offices.


ITEM 3 - LEGAL PROCEEDINGS

  The Company may be a party from time to time in routine litigation incidental to its business. The outcomes of lawsuits which are currently pending are not projected to have a materially adverse effect on UTMD's financial condition or results of operations.

  Please refer to the GOVERNMENT REGULATION section on pages 9-10 for a description of a legal action UTMD filed beginning in 2003 against the FDA.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.




                  [Remainder of Page Intentionally Left Blank]

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.
  UTMD's common stock began trading (again) on the Nasdaq National Market (symbol:UTMD) on March 8, 2000. Between December 26, 1996 and March 7, 2000, UTMD traded on the New York Stock Exchange (symbol: UM). Previous to December 26, 1996, UTMD traded on the Nasdaq National Market under the UTMD symbol. The following table sets forth the high and low sales price information as reported by Nasdaq for the periods indicated:

                           2003                               2002
                    High          Low                  High          Low
                    ----          ----                 ----          ----
1st Quarter        $19.35        $17.41               $16.36        $12.51
2nd Quarter         20.87         18.10                16.35         14.90
3rd Quarter         24.99         20.05                17.04         13.48
4th Quarter         26.30         21.00                20.07         16.55

Stockholders.
  The approximate number of beneficial stockholders of UTMD's common stock as of March 5, 2004 was 3,300.

Dividends.
  The Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. It is the present intention of the Company to use current cash and investment balances and earnings to finance future growth, for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, and for continued share repurchases when the price of the stock remains undervalued.










                  [Remainder of Page Intentionally Left Blank]

ITEM 6 - SELECTED FINANCIAL DATA.
  (in thousands, except per share data)

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2003, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report. The selected consolidated financial data should be read in conjunction with UTMD's Consolidated Financial Statements and the Notes included elsewhere in this report.

                                         Year Ended December 31
                                         ----------------------

                                      2003           2002            2001           2000           1999
                                      ----           ----            ----           ----           ----
Net Sales                          $27,137        $27,361         $26,954        $27,193        $29,444
Net Income                          20,761          7,165           5,934          5,373          5,468
Earnings Per Common Share -
(Diluted)                             4.25           1.36            1.14            .90            .76
Total Assets                        49,694         23,387          23,572         25,423         27,756
Working Capital                     21,405          5,437           5,400          5,418          5,877
Long-term Debt                           0          4,956           2,501         10,000          5,934
Cash Dividends Per Common Share       None           None            None           None           None


                                         Quarterly Data for 2003
                                         -----------------------

                                        First Quarter      Second Quarter     Third Quarter     Fourth Quarter
                                        -------------      --------------     -------------     --------------
Net Sales                                      $6,877              $6,840            $6,761             $6,659
Gross Profit                                    3,977               4,033             3,979              3,902
Net Income                                      1,788               1,837             1,861             15,274
Earnings Per Common Share -
(Diluted)                                         .37                 .38               .38               3.10

                                         Quarterly Data for 2002
                                         -----------------------

                                        First Quarter      Second Quarter     Third Quarter     Fourth Quarter
                                        -------------      --------------     -------------     --------------
Net Sales                                      $6,705              $6,800            $7,005             $6,854
Gross Profit                                    3,816               3,917             4,079              3,951
Net Income                                      1,712               1,785             1,883              1,785
Earnings Per Common
Share (Diluted)                                   .32                 .33               .36                .35


                                                   14

EXTRAORDINARY ITEM
------------------

In 4Q 2003, UTMD recognized extraordinary non-operating income of $24,884 from damages awarded and upheld on appeal as a result of a patent infringement lawsuit with Tyco International. Associated with this non-operating income were G&A Expenses (included in Operating Expenses) of $2,208. These expenses were due to bonuses and additional litigation expenses. The impact of the extraordinary event on UTMD's 12-31-03 Balance Sheet was $24,884 in receivables (Current Assets) and $11,458 in accrued liabilities (Current Liabilities) resulting from accrued income taxes, litigation expense reserve and management bonuses. In addition, year- end Shareholders' Equity was $13,426 higher than would otherwise have been the case without the extraordinary event.

In the following tables, financial data on the previous page have been adjusted to eliminate the extraordinary items. Quarterly data for 2002 is not included below since there is no adjustment applicable to 2002.

                                    Year Ended December 31 (adjusted)
                                    ---------------------------------

                                      2003           2002            2001           2000           1999
                                      ----           ----            ----           ----           ----
Net Sales                          $27,137        $27,361         $26,954        $27,193        $29,444
Net Income                           7,335          7,165           5,934          5,373          5,468
Earnings Per Common Share -
(Diluted)                             1.50           1.36            1.14            .90            .76
Total Assets                        24,810         23,387          23,572         25,423         27,756
Working Capital                      7,979          5,437           5,400          5,418          5,877
Long-term Debt                           0          4,956           2,501         10,000          5,934
Cash Dividends Per Common Share       None           None            None           None           None


                                   Quarterly Data for 2003 (adjusted)
                                   ----------------------------------

                                First Quarter      Second Quarter     Third Quarter     Fourth Quarter
                                -------------      --------------     -------------     --------------
Net Sales                              $6,877              $6,840            $6,761             $6,659
Gross Profit                            3,977               4,033             3,979              3,902
Net Income                              1,788               1,837             1,861              1,848
Earnings Per Common Share -
(Diluted)                                 .37                 .38               .38                .38

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following comments should be read in conjunction with accompanying financial statements. Dollar amounts are in thousands except per-share amounts and where noted.

In management's opinion, the extraordinarily favorable event in 4Q 2003 of recognizing the Tyco patent infringement damages award has an impact on the financial statements that does not allow a meaningful comparison of financial ratios and other financial measures with prior periods. Consequently, Item 7 (MD&A) adjusts out the following items related to the extraordinary event, prior to making comparisons:

BALANCE SHEET                                        adjustment
-------------                                        ----------
Litigation receivable                                 (24,884)
Total current assets                                  (24,884)
Total assets                                          (24,884)

Accrued expenses - Income taxes payable                (9,250)
Accrued expenses - Reserve for litigation costs        (1,337)
Accrued expenses - Payroll and payroll taxes             (871)
Total current liabilities                             (11,458)
Total liabilities                                     (11,458)
Stockholders' Equity                                  (13,426)

INCOME STATEMENT
----------------
Extraordinary item - after tax gain from litigation   (13,426)
  Note: Income statement comparisons which follow, including earnings per share, are "before extraordinary item".

CASH FLOW STATEMENT                                  adjustment
-------------------                                  ----------
Net income                                            (13,426)
Litigation receivable                                  24,884
Accrued expenses                                      (11,458)

Productivity of Assets and Working Capital.
  a) Assets. Year-end 2003 total assets (adjusted per above) were $24,810, compared to $23,387 in 2002. Because total assets increased while sales were slightly lower relative to 2002, UTMD's total asset turns decreased from 1.2 to
1.1. Ending 2003 current assets of $9,018 were higher than 2002 ending current assets of $7,757 primarily because the elimination of the line of credit balance in 3Q 2003 allowed a cash and investments build-up in 4Q of about $1,200 compared to the end of 2002, while other current asset categories netted out to remain about the same. Ending receivables were about $200 higher and ending inventory was about $200 lower. Net property and equipment (PP&E) increased $114 because of the net increase in dollar-valued Ireland PP&E compared to the end of 2002 of about $750, representing about a 20% change in the U.S. Dollar
(USD)/EURO conversion rate. 2003 total PP&E depreciation of $910 exceeded new purchases of $272. Net intangible assets increased $47 because amortization was offset by $121 in new intellectual property investment. After the 2002 adoption of FASB Rule No. 142, UTMD suspended amortizing goodwill from previous acquisitions. Year-ending 2003 net intangible assets were 27% of total assets, compared to 29% at year end 2002. In 2004, asset turns will decrease because of continued cash build-up, unless UTMD makes a substantial acquisition, repurchases stock or takes some other action that consumes cash. Depreciation of fixed assets should continue to exceed new purchases. Net intangible assets may change as the result of an acquisition or a determination that current goodwill is impaired, although the latter seems unlikely at this time. 2004 total asset turns will depend primarily upon what management can achieve in utilizing excess cash balances.

  Except for the Oregon facility involved as part of the 1997 CMI acquisition and a portion of UTMD's Midvale parking lot, the Company owns its PP&E assets. PP&E assets are comprised of Utah and Ireland manufacturing facilities, molds, production tooling and equipment, test equipment, computer/ communications equipment and software. Net PP&E in the U.S. decreased $508 due to depreciation in excess of purchases. In Ireland, PP&E increased $622, despite no significant new asset purchases and depreciation expense of $153 because of the weaker USD. With slightly lower consolidated sales and higher PP&E in USD terms, 2003 PP&E turns decreased to 3.0 from 3.1. The current book value of consolidated PP&E is 38% of acquisition cost. Management believes that PP&E is in good working order and capable of supporting increased sales activity. Going forward, financial performance should be enhanced by lower rates of depreciation and continuing higher PP&E turns.

  The goodwill on UTMD's balance sheet is the result of two acquisitions in 1997 and 1998 which were made in cash at conservative valuations. As of December 31, 2003, the goodwill on the balance sheet has been reduced by 27% from the acquisition price as a result of UTMD using previous GAAP through 2001 for the purchase method of acquisition accounting. UTMD's future income statement performance could be affected in the case of impairment of the existing goodwill. The acquired 1998 Gesco neonatal products and 1997 CMI products continue to be viable parts of UTMD's overall business activities, representing 22% of total sales in 2003. Net goodwill on the December 31, 2003 balance sheet is 23% of 2003 sales. UTMD does not expect its goodwill intangible assets to become impaired in the foreseeable future.

   Average inventory turns decreased in 2003 to 3.3 from 3.4 because average inventory balances remained about the same as 2002 while sales declined slightly. The 2003 ending inventory balance was about $100 below the year's average. Management continues to target 4.0 average inventory turns as its objective, and believes inventory turns will improve in 2004. Year-ending 2003 accounts receivable (A/R) balances increased 8%. Calculated average days in A/R were 45 on December 31, 2003 based on 4Q 2003 shipment activity. This is well within management's objective of 55 days. A/R over 90 days from invoice date were about 4% of total A/R at year end, compared to 7% at year-end 2002. The Company believes these older A/R are collectible or within its reserve balances for uncollectible accounts.

  Working capital at year-end 2003 was $7,979 compared to $5,437 at year-end 2002 because in addition to the increase in cash and investment balances of about $1,200, current liabilities at the end of the year were about $1,300 lower. As a result, UTMD's Current Ratio improved to 8.7 from 3.3. 2004 working capital balances and current ratio will depend primarily upon the timing and extent of management's expected utilization of excess cash.

  b) Liabilities. In the years 2002-2003, UTMD's total liabilities and total debt ratio have been driven by the timing of debt incurred for financing share repurchases, not in providing cash to operate its business. At the end of 2003, UTMD's total debt ratio decreased to 7% from 33% at the end of 2002 primarily because the line-of-credit balance was paid off. In 3Q 2003, UTMD retired the debt associated with its November 2002 tender offer under which it repurchased 503 thousand shares at a cost of $8.6 million. Total shares repurchased in 2002 including the tender offer were 721 thousand at a cost of $11.8 million. In 2003, in addition to eliminating the debt balance from financing the 2002 share repurchases, UTMD repurchased 97 thousand shares in the open market at a cost of $2.2 million. UTMD's total debt ratio in 2004 will depend on any financing required to continue to repurchase shares or make acquisitions. Without requirement for any of those financing activities, the total debt ratio due to normal current liabilities should be in the range of 10%.

Results of Operations.

  a) Revenues. Global consolidated sales decreased about 1% in 2003 compared to 2002. Foreign (international) sales increased 2% and U.S. (domestic) sales declined 2%.

  UTMD divides its domestic sales into two primary distribution channels:
"direct sales" which are sales to end user customers by UTMD's direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and "OEM sales" which are sales to other companies where products are packaged and resold as part another company's product offerings. As a percentage of total domestic sales, 2003 direct sales represented 93% compared to 94% in 2002 and 92% in 2001. The remaining 7% of domestic sales in 2003 were OEM sales. Domestic direct sales represented 73% of global consolidated sales in 2003 compared to 74% in both 2002 and 2001.

  International sales in 2003 were 22% of global consolidated sales compared to 21% and 19% in years 2002 and 2001 respectively. In the first half of the year, international sales had increased 12% primarily helped by a weaker U.S. Dollar. In the second half, a decision by the FDA to withhold export certificates from UTMD probably contributed to an international sales decline of 6%. Of the 2003 foreign sales, 58% were made in Europe, the same as in both 2002 and 2001. Ireland operations shipped 63% of international sales (in USD terms) in 2003 compared to 59% in 2002 and 54% in 2001. Shipments, including intercompany from UTMD Ltd. (Ireland) were down 2% in Euro terms, and up 16% in USD terms, compared to the prior year.

  UTMD groups its sales into four product-line categories: 1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician safety; 2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease, including LETZ, endometrial sampling, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools; 3) neonatal care, comprised of devices that provide developmentally-friendly care to the most critically ill babies, including providing vascular access, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized components for invasively monitoring blood pressure on a continuous basis with pressure transducer systems, and subcontract molded parts along with other components and products sold on an OEM basis to other companies. In these four categories, UTMD's primary revenue contributors often enjoy a dominant market share and typically have differentiated product features protected by patents.

Revenues by product category:
  1. Worldwide obstetrics product sales were $11,435 in 2003 compared to $11,977 in 2002 and $12,276 in 2001. Of the $542 decline in total obstetrics sales, $252 was from lower sales of vacuum-assisted delivery systems (VADS), a 15% decline, and $237 from lower Intran Plus sales, a 2% decline. The lower VADS sales resulted primarily from a change in obstetrics practice that favors abdominal operative deliveries over vaginal operative deliveries because of medical malpractice litigation risk. Lower obstetrics sales in general resulted from increased competition including product bundling agreements with U.S. hospital administrators. Despite the decline in utilization, UTMD agrees with ACOG (The American College of Obstetricians & Gynecologists) that using VADS remains the trained physician's best choice in many operative deliveries, and will continue its educational programs regarding appropriate indications and proper use of the procedure. Cheaper priced, less clinically-effective products represent significant competition where hospital administrators are constrained by GPO contracts or may not take the total cost of care into consideration, including increased risk of complications and utilization rates. International obstetrics sales increased to $665 in 2003 from $613 in 2002.

  2. Consolidated global gynecology/ electrosurgery/ urology product sales were $5,324 in 2003 compared to $5,271 in 2002 and $4,924 in 2001. International sales in this category increased 19%. A number of UTMD products in this fragmented category are patented, so sales should continue to grow as physicians learn more about their advantages.

  3. Consolidated global neonatal product sales were $4,142 in 2003 compared to $3,852 in 2002 and $3,801 in 2001. International neonatal product sales decreased 16%.

  4. Worldwide blood pressure monitoring and accessories (BPM) sales were $6,236 in 2003 compared to $6,261 in 2002 and $5,953 in 2001. Domestic OEM sales in this category, which includes plastic molded components used in other industries affected by the weak U.S. economy, increased 2%.

  Looking forward to 2004, UTMD expects to maintain or modestly increase sales for its established products even though markets for its products will remain intensely competitive; despite the fact that administrative barriers in the U.S. that prevent smaller companies from fairly competing for hospital sales have not been significantly diminished; and despite disappointment in U.S. FDA administrators who we believe have inappropriately withheld export certificates to foreign governments since 2003.

  b) Gross Profit. UTMD's average 2003 gross profit margin (GPM), the surplus after costs of manufacturing, inspecting, packaging, sterilizing, and shipping products (COGS) are subtracted from net revenues, was a Company record 58.6% compared to 57.6% in 2002 and 57.1% in 2001. UTMD continued to experience a favorable shift from lower margin products to higher margin products as a percentage of sales, lower depreciation expense on fixed assets and improved efficiencies in overhead costs.

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

  UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a highly complex and competitive medical device marketplace. Management expects to achieve its GPM target again in 2004. Expected favorable influences include growth in sales volume without a similar increase in manufacturing overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products and processes to reduce costs. Expected unfavorable influences are continued competitive pressure on pricing and higher wage rates.

  c) Operating Profit. Operating profit, or income from operations, is the surplus after operating expenses are subtracted from gross profits. Operating expenses include sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses. 2003 operating profit increased 2% to $10,722 compared to $10,542 in 2002, and $9,278 in 2001. UTMD's operating profit margin (operating profits divided by total sales) was also a Company record in 2003. The 2003 operating profit margin of 39.5% compared to 38.5% in 2002 and 34.4% in 2001. Operating expenses as a percentage of sales were 19.1% in 2003 and 2002, compared to 22.7% in 2001. A major portion of the decrease in 2002 from 2001 was due to UTMD's required GAAP adoption of SFAS Statement No. 142, under which the Company recognized no goodwill amortization expense (GWA) in 2003 or 2002. GWA was $569 in 2001. For comparison, $569 represents 2.1% of 2003 and 2002 sales. Looking forward to 2004, UTMD expects to continue an outstanding operating margin similar to 2003, primarily as a result of an increase in sales coupled with holding operating expenses about the same. In order to hold operating expenses the same, UTMD expects to be able to offset an increase in S&M expenses with a decrease in litigation expenses (G&A expenses).

        i) S&M expenses: S&M expenses are the costs of communicating UTMD's differences and product advantages, providing training and other customer service in support of the use of UTMD's solutions, processing orders and funding GPO fees. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly needed for U.S. business activity where it sells directly to clinical users. The largest component of S&M expenses is the cost of directly employing representatives that provide coverage across the U.S. Year 2003 S&M expenses decreased to $2,364 from $2,472 in 2002 and $2,773 in 2001, as UTMD continued to improve the productivity of its direct sales force. As a percent of total sales, S&M operating expenses were 8.7% in 2003, 9.0% in 2002 and 10.3% in 2001. Looking forward, UTMD plans higher S&M expenses during 2004 due to Group Purchasing Organization fees, increased advertising expenses and new marketing initiatives, but intends to manage S&M expenses to remain less than 10% of total sales.

        ii) R&D expenses: R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. Internal R&D expenses were $288 in 2003, $285 in 2002 and $364 in 2001. As a percent of sales, 2003 and 2002 R&D expenses were 1.0% compared to 1.3% in 2001. In 2003, the efforts of R&D aided UTMD's continued GPM improvements. In addition to new products still being developed, a number of existing products were enhanced or updated. In 2004, UTMD will opportunistically employ R&D resources to invest where management anticipates it can get a significant return with future new product sales. 2004 R&D expenses are again likely to be in the range of 1%-2% of sales.

     iii) G&A expenses: G&A expenses include the "front office" functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, legal, risk management and protection of intellectual property. In addition to employing the personnel required to coordinate or manage the preceding functions, G&A expenses include outside director costs, outside legal counsel, independent accounting audit fees, 401(k) administration, NASDAQ exchange fees, write-offs of uncollectible receivables, business insurance costs and corporate contributions to charitable organizations. Prior to 2002, G&A expenses also included GWA. G&A expenses were $2,517 in 2003, $2,464 in 2002 and $2,978 in 2001. As a percent of sales, G&A expenses were 9.3% in 2003, 9.0% in 2002 and 11.1% in 2001. All three years included considerable litigation expenses relating to the patent infringement lawsuit with Tyco/Kendallo LTP. In addition, 2002 and 2003 include increased
G&A expenses to comply with required governance activities mandated by the Sarbanes Oxley Act of 2002.

  d) Non-operating Income, Non-operating Expense and EBT. Non-operating income includes royalties from licensing UTMD's technology to other companies, rent from leasing unutilized property to others, interest earned from investing the Company's excess cash, and gains or losses from the sale of assets, offset by non-operating expenses which includes interest expenses and bank fees. Non-operating income was $454 in 2003, $453 in 2002 and $202 in 2001. Royalties received were $450 in all three years. Future royalties may vary depending on the success of other companies in selling products licensed by UTMD, and the remaining life of the applicable patents. Interest expense associated with the line-of-credit which reduced non-operating income was $47 in 2003, $36 in 2002 and $370 in 2001. Interest costs in 2003 and 2002 were lower compared to 2001 because of significantly lower average LOC debt balances, and because interest rates were lower after 2001. UTMD expects non-operating income in 2004 to be higher than 2003 because of interest income on excess cash balances, but this will depend on the timing of utilization of the excess cash as well as prevailing interest rates.

  Earnings before income taxes (EBT) result from adding UTMD's non-operating income to its operating profits. EBT were $11,176 in 2003, $10,996 in 2002 and $9,480 in 2001. EBT in 2003 were 2% higher than in 2002 although sales were 1% lower because of record gross profit margins. Given the projections noted above, management is targeting 2004 EBT about the same as 2003 EBT (excluding the extraordinary non-operating income and operating expenses associated with the Tyco patent infringement lawsuit).

  e) Net Income, EPS and ROE. Net income is EBT minus income taxes. Net income increased 2% to $7,335 in 2003 from $7,165 in 2002. 2001 net income was $5,934.
The growth rate in Net Income was slightly higher than EBT because UTMD's 2003 effective tax rate was lower than in 2002. The (adjusted) effective income tax rate in 2003 was 34.4% compared to 34.8% in 2002 and 37.4% in 2001. Tax on the extraordinary item was 40.8%, resulting in a combined rate of 38.7%. Year to year fluctuations in the tax rate have resulted from 1) the use of a foreign sales corporation, 2) differences in distribution of state income taxes, 3) differences in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products, 4) increases in marginal tax rates for EBT above $10 million, and 5) other factors such as R&D tax credits and the timing of actual versus accrued litigation expenses. The Company eliminated its foreign sales corporation in 2002. Management expects that UTMD's consolidated income tax rate may be higher in 2004 compared to 2003, but this is difficult to predict.

  UTMD's normal net income expressed as a percentage of sales ranks in the top performance tier of all U.S. publicly-traded companies at 27.0%, 26.2% and 22.0% for years 2003, 2002 and 2001, respectively. This profitability performance factor is the primary driver for UTMD's return on shareholders' equity (ROE).

  Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money" - have exercise prices below the current period's weighted average market value). Diluted 2003 EPS were $1.50, up 10% from $1.36 in 2002. In 2001, EPS were $1.14 with sales about the same as 2003. The combination of higher profitability and fewer outstanding shares accounted for the substantial increase in EPS. UTMD management believes shareholder value is improved by consistently increasing EPS. In the last six year period since 1997, UTMD has increased EPS at an annually compounded rate of 20% per year. The end of 2003 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,885 (in thousands) compared to 5,263 shares in 2002 and 5,210 shares in 2001. Dilution for "in the money" unexercised options for the year 2003 was 359 (in thousands) shares compared to 350 in 2002, and 191 in 2001. The total number of unexercised options outstanding declined about 23% in 2003, following a 9% decline in the prior year. Dilution has increased despite much fewer outstanding option shares due to UTMD's higher share price in the stock market. Actual outstanding common shares as of December 31, 2003 were 4,544,000.

  Return on shareholders' equity (ROE) is the portion of net income retained by UTMD to internally finance its growth, divided by the average accumulated shareholders' equity during the applicable period. ROE in 2003 was 38% compared to 42% in 2002 and 39% in 2001. This ratio determines how fast the Company can afford to grow without adding external financing that would dilute shareholder interests. For example, a 20% ROE will financially support 20% growth in revenues without issuing more stock. Record profitability was primarily responsible for continued outstanding ROE result in 2003. In UTMD's opinion, achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholders' value. Management's goal is to consistently achieve ROE in excess of 25%. UTMD's ROE has averaged 31% per year over the last 18 years. Although the accumulation of cash in the absence of share repurchases or acquisitions could reduce total asset turns, and the elimination of long term debt would reduce financial leverage that enhances ROE, management expects to be able to achieve its ROE objective again in 2004 primarily by accomplishing another record year in profitability, assuming UTMD effectively deploys its excess cash resulting from the extraordinary event.


Liquidity and Capital Resources.
  Cash flows. Cash (and investment) balances were $1,484 at the end of 2003, compared to $285 at the end of 2002.

  Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $8,335 in 2003 compared to $8,656 in 2002 and $7,860 in 2001. Cash provided by operating activities demonstrates the company's continued control of operating performance aided by a $1,108 tax benefit attributable to exercise of employee options in 2003, compared to the same benefit in 2002 of $354 and in 2001 of $60.

  The increase in the Company's use of cash for investing activities was from purchases of short term investments, in an effort to make prudent use of excess cash. The Company realized $41 in gains from the sale of investments.

  In 2003, UTMD received $882 and issued 197,432 shares of stock upon the exercise of employee and director stock options. Employees and directors exercised a total of 298,852 option shares in 2003, with 101,420 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options and related tax withholding requirements. UTMD paid $555 to meet those tax withholding requirements. UTMD repurchased 96,900 shares of stock in the open market at a cost of $2,240 during 2003. Option exercises in 2003 were at an average price of $8.26 per share. Share repurchases in the open market were at an average cost of $23.12 per share, including commissions and fees. In 2002, the Company received a net $1,082 from issuing 135,362 shares of stock on the exercise of employee stock options, including 1,727 shares retired upon an employee trading those shares in payment of the stock option exercise price.

  During 2003, UTMD made repayments of $4,956 on its note payable, which was the remaining balance at the end of 2002, while receiving $0 in proceeds from the note (line of credit). In 2002, UTMD made loan repayments of $2,501 and received $4,956 in proceeds from the note to finance the November 2002 tender offer. The 2002 loan proceeds were used to pay for UTMD share repurchases as the result of a tender offer.

  Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned 2004 capital expenditures are expected to be approximately $600 to keep facilities, equipment and tooling in good working order. In addition to capital expenditures, UTMD plans to use cash in 2004 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases if the price of the stock remains undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD's business and are accretive to performance. The revolving credit line will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time in excess of existing cash and investment balances.

  Management plans to use the cash from the Tyco damages in one or a combination of the following: 1) to make investments in new technology, 2) to acquire a product line that will help spur revenue growth and better utilize UTMDs infrastructure, and/or 3) to buy back UTMD shares in the open marketplace.


                  [Remainder of Page Intentionally Left Blank]

Contractual Obligations and Contingent Liabilities and Commitments
   The following is a summary of UTMD's significant contractual obligations and commitments as of December 31, 2003 (in thousands):


     Contractual Obligations and              Less                        More
             Commitments                     than 1     1-3     3-5      than 5
             -----------            Total     year     years    years    years
                                   -------   -------   ------   ------  ------
  Long-term debt obligations ..... $    -    $     -   $   -    $   -   $    -
  Operating lease obligations.....   1,065        66      111      111     777
  Purchase obligations (1)........   2,720     2,720       -        -        -
                                   -------   -------   ------   ------  ------
        Total..................... $ 3,785   $ 2,786   $  111   $  111  $  777
                                   =======   =======   ======   ======  ======

  (1) The majority of UTMD's purchase obligations constitute raw materials for use in its manufacturing operations. UTMD has the right to make changes in, among other things, purchase quantities, delivery schedules and order acceptance.

Off-Balance Sheet Arrangements
   UTMD's only off-balance sheet arrangements are operating leases on its Oregon manufacturing facility and on a portion of the parking lot adjacent to its Utah facilities. Details on those arrangements are provided above and in Note 6 on page F-17.

Other Financial Measures
  EBITDA (= EBT, plus depreciation and amortization expenses, plus interest expense) is a term used for measuring a company's ability to generate cash from its operations without regard for changes in working capital, cash consumed for fixed asset purchases, its cost of borrowing or income tax burden. UTMD's EBITDA from normal operations in 2003 was $12.2 million, or 45% as a ratio of sales. UTMD's EBITDA has averaged 40% of sales over the last five years. The extraordinarily strong cash generation performance resulted from a combination of outstanding operating profit performance and royalty income from others' use of UTMD's technology. With sales and other performance factors approximately the same as in 2003, management projects EBITDA about the same in 2004.

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

Management's Outlook.
  In summary, in 2004 UTMD plans to
  1) clear up its apparently unresolved QSR status with the U.S. FDA that has hindered international sales, slowed new product development, stymied business development and consumed an inordinate amount of human capital since 2002;
  2)  continue outstanding operating performance;
  3) actively look for new acquisitions to facilitate sales growth; and
  4) utilize current excess cash balances in shareholders' best long term interest.


  The following factors provide optimism that 2004 will demonstrate better top line growth:

1) the continued scrutiny by government agencies into the anti-competition, anti-innovation and anti-good healthcare effects of bundling agreements and exclusive agreements for physician preference products by hospital administrators.
2) recent supply agreements with five of the top seven hospital GPOs.
3) continued improvements in a maturing U.S. direct sales force.
4) improvement in general economic conditions that have negatively affected U.S. OEM activity.
5) elimination of unfavorable regulatory interference affecting export sales.

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

  The reliability and performance of UTMD's products is high and represents significant clinical benefits as well as minimal total cost of care. Physicians do care about the well-being of their patients, but their time is limited to evaluate choices, and they have hospital administrators to deal with who often look at the initial price of a product, without understanding the total picture including complications and other less obvious costs.

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

  In 2003, UTMD again demonstrated a high positive cash flow reflected by achieving record EBITDA performance of 45% of sales, managing working capital effectively and keeping new capital expenditures below its rate of depreciation of existing assets. UTMD's balance sheet is strong enough to finance an acquisition in 2004 without issuing stock. In considering acquisitions, UTMD looks to acquire successful companies that will enhance its specialist focus. When UTMD acquires a company, it probably will be for cash, and with the idea that it will be able to retain key resources that helped make the acquired entity previously successful.

  Over the last six years, UTMD has made some significant accomplishments:
1) compounded EPS growth of 20% per year (not including receipt of patent infringement damages); 2) two accretive acquisitions which now represent about 22% of the Company's business activity; 3) repurchase of 45% of the ownership of the Company (including dilution of options) for $36 million (3.7 million net shares at an average cost of $9.75 per share including commissions, other repurchase costs and the difference between option exercise price and market price for option shares exercised); and 4) a successful effort defending the patent rights of UTMD's flagship product technology and core franchise of UTMD's market identity, resulting in a $31 million damages award.

  Looking back, UTMD's EPS were up 10% in 2003, and the $26.14 ending share price was up 37% relative to the end of 2002. The NASDAQ Composite, S&P 500 Index and DJIA were up, 50%, 29% and 25% respectively in 2003. With 2003 EPS of $1.50 (excluding Tyco damages award), UTMD's year-end price to trailing earnings ratio (PER) was 17, suggesting that a combination of PER expansion closer to the medical device industry average and continued increases in EPS performance could again provide excellent shareholder returns in 2004.

Accounting Policy Changes.
  In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as "mezzanine capital." It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

  In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS 149 did not have any effect on the Company's consolidated financial statements.

  In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

  In December 2002, the Financial Accounting Standards Board issued SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123," which is effective for all fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation under SFAS 123 from intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25. SFAS 148 also changes the disclosure requirement of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS 148 by the Company did not have any impact on the Company's consolidated financial statements and is not expected to have any impact on future operations.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Prior to January 1, 2002, the Company had manufacturing operations, including related assets, in Ireland denominated in Irish Pounds, and sold products under agreements denominated in various Western European currencies. On January 1, 2002, UTMD converted its Irish operations and assets to the EURO currency, consistent with conversion of Ireland and many other Western European countries to the new common EURO currency. The EURO, Irish Pound and other currencies have been and are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate for the EURO was .7958 and .9551 per U.S. Dollar as of December 31, 2003 and 2002, respectively. The exchange rate for the Irish Pound was .8869 per U.S. Dollar as of December 31, 2001. Please see Note 1, page F-9. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  See index to financial statements and financial statement schedule at page
F-1.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On November 2, 2003, the Audit Committee of the Board of Directors of UTMD decided to engage Jones Simkins, P.C., Logan, Utah as independent accountant and auditor to report on UTMD's financial statements for the year ended December 31, 2003, and to complete quarterly reviews in 2004.

   In conjunction with the new engagement, UTMD discontinued the services of Tanner + Co., Salt Lake City, Utah as the Company's principal accountant to audit and report on the Company's financial statements. Tanner + Co. had served UTMD as external auditor for the last six years. Under SEC Regulation S-K, Reg ss.229.304, the reason for the auditor change was dismissal, not resignation for declining to stand for re-election.

   The report of Tanner + Co. on UTMD's financial statements consisting of consolidated balance sheets as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. In addition to acting as UTMD's principal accountant, Tanner + Co. prepared UTMD's tax filings for the prior nine years and its quarterly reviews since such reviews have been required by SEC policies. Russell Brennan Keane, Athlone, Ireland has audited UTMD's Ireland subsidiary, Utah Medical Products Ltd., for the prior five years.

   In connection with the Company's two most recent fiscal year audits and any subsequent interim period preceding the disengagement of Tanner + Co., there were no disagreements with Tanner + Co. or reportable events on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In connection with its audit of UTMD's 2002 financial statements, Tanner + Co. noted no matters involving the internal control structure and operations that they considered to be material weaknesses.

   The Audit Committee, comprised of UTMD's outside directors, believed a change in auditors would be beneficial to executing its oversight responsibilities by providing a fresh look at the Company's records and financial controls. The Audit Committee believes Jones Simkins has an experienced staff and partners well suited to serve the needs of UTMD.

   No consultations occurred between UTMD and Jones Simkins during the two most recent fiscal years and any subsequent interim period prior to Jones Simkins' appointment regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on UTMD's financial statements, or other information provided that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES.

  UTMD maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its consolidated condensed financial statements and other disclosures included in this report. UTMD's Board of Directors, operating through its audit committee, provides oversight to its financial reporting process.

  Within the 90-day period prior to the date of this report, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, UTMD's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to UTMD required to be included in this annual report on Form 10-K.

  There have been no significant changes in UTMD's internal controls or in other factors that could significantly affect internal controls subsequent to the date that it carried out its evaluation and there were no corrective actions regarding significant deficiencies or material weaknesses.



                  [Remainder of Page Intentionally Left Blank]

                                    PART III
                                    --------

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

  UTMD adopted a Code of Ethics for its executive officers, including the Chief Executive Officer, and outside directors in October 2003. The Code of Ethics, along with UTMD's Code of Conduct, which covers all exempt employees (including all officers and outside directors) and certain non-exempt employees, is posted on UTMD's web site at www.utahmed.com. UTMD intends to post on its website any waivers of or amendments to its Code of Ethics.


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

                                    PART IV
                                    --------

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

  3.  Exhibits.


           SEC
Exhibit #  Reference # Title of Document                                                  Location
---------- ----------- ------------------------------------------------------------------ ----------------
  1          3         Articles of Restatement of the Articles of Incorporation           Incorporated by
                                                                                          Reference (1)
  2          3         Bylaws                                                             Incorporated by
                                                                                          Reference (1)
  3          4         Rights Agreement dated as of October 28, 1994, between Utah        Incorporated by
                       Medical Products, Inc., and Registrar and Transfer Company         Reference (1)
  4          4         Designation of Rights, Privileges, and Preferences of Series "A"   Incorporated by
                       Preferred Stock                                                    Reference (1)
  5         10         Employment Agreement dated December 21, 1992 with Kevin L.         This Filing
                       Cornwell*
  6         10         Amendment, effective May 15, 1998, to Employment Agreement dated   This Filing
                       December 21, 1992 with Kevin L. Cornwell*
  7         10         Utah Medical Products, Inc., 2003 Employees' and Directors'        Incorporated by
                       Incentive Plan*                                                    Reference (2)
  8         10         Utah Medical Products, Inc., 1994 Employee Incentive Stock         Incorporated by
                       Option Plan*                                                       Reference (1)
  9         10         Loan Agreement, dated 3 July, 2002 between Utah Medical            Incorporated by
                       Products, Inc and U.S. Bank National Association                   Reference (3)
 10         10         Revolving Promissory Note, dated July 3, 2002 by Utah Medical      Incorporated by
                       Products, Inc. to U.S. Bank National Association                   Reference (3)
 11         10         First Amendment to Loan Agreement, dated 21 May 2003 between       Incorporated by
                       Utah Medical Products, Inc. and U.S. Bank National Association     Reference (4)
 12         21         Subsidiaries of Utah Medical Products, Inc.                        Incorporated by
                                                                                          Reference (5)
 13         23         Consent of Jones Simkins, P.C., Company's independent auditors     This Filing
                       for the year ending December 31, 2003




               SEC
Exhibit #  Reference #    Title of Document                                                  Location
---------  -----------    -----------------                                                  --------
   14          23         Consent of Tanner + Co., Company's independent                     This Filing
                          Auditors for the years ending December 31, 2002 and
                          December 31, 2001
   15          31         Certification of CEO pursuant to Rule 13a-14(a) as adopted         This Filing
                          pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   16          31         Certification of Principal Financial Officer pursuant to Rule      This Filing
                          13a-14(a) as adopted pursuant to Section 302 of the
                          Sarbanes-Oxley Act of 2002
   17          32         Certification of CEO pursuant to 18 U.S.C. ss.1350, as Adopted     This Filing
                          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   18          32         Certification of Principal Financial Officer pursuant to 18        This Filing
                          U.S.C. ss.1350, as Adopted Pursuant to Section 906 of the
                             Sarbanes-Oxley Act of 2002

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

      (1) Incorporated by reference from the Company's registration statement on form S-8 filed with the Commission effective February 10, 1995

      (2) Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

      (3) Incorporated by reference from the Company's quarterly report on form 10-Q filed with the Commission for the quarter ended June 30, 2002.

      (4) Incorporated by reference from the Company's quarterly report on form 10-Q filed with the Commission for the quarter ended June 30, 2003.

      (5) Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 1999.


(b)   Reports on Form 8-K.
      On October 21, 2003, UTMD filed a report on Form 8-K, Item 12, Results of Operations and Financial Condition, reporting financial results for third quarter 2003.

      On November 7, 2003, UTMD filed a report on Form 8-K, Item 4, Changes in Registrant's Certifying Accountant, reporting the audit committee's decision to change UTMD's certifying accountant from Tanner + Co. to Jones Simkins, P.C.

      On December 5, 2003, UTMD filed a report on Form 8-K, Item 5, Other Items, reporting that the U.S. Court of Appeals affirmed a 2002 judgment by the Federal District Court awarding UTMD approximately $23 million in damages and accrued interest from Tyco International for patent infringement.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 15th day of March, 2004.

                           UTAH MEDICAL PRODUCTS, INC.


                          By: /s/ Kevin L. Cornwell
                             --------------------------------
                             Kevin L. Cornwell
                             CEO
                             Chief Executive Officer


                          By: /s/ Greg A. LeClaire
                             --------------------------------
                             Greg A. LeClaire
                             Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of March, 2004.


                          By: /s/ Stephen W. Bennett
                             -----------------------------------
                             Stephen W. Bennett, Director


                          By: /s/ Kevin L. Cornwell
                             -----------------------------------
                             Kevin L. Cornwell, Director


                          By: /s/ Ernst G. Hoyer
                             -----------------------------------
                             Ernst G. Hoyer, Director


                          By: /s/ Barbara A. Payne
                             -----------------------------------
                             Barbara A. Payne, Director


                          By: /s/ Paul O. Richins
                             -----------------------------------
                             Paul O. Richins, Director

                           UTAH MEDICAL PRODUCTS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   Index to Consolidated Financial Statements
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------



                                                                           Page

Report of Jones Simkins, P.C.                                               F-2

Report of  Tanner + Co.                                                     F-3

Consolidated balance sheet                                                  F-4

Consolidated statement of income and comprehensive income                   F-5

Consolidated statement of cash flows                                        F-6

Consolidated statement of stockholders' equity                              F-7

Notes to consolidated financial statements                                  F-8

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders' of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheet of Utah Medical Products, Inc. as of December 31, 2003 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
January 20, 2004

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Board of Directors and Stockholders of Utah Medical Products, Inc.


We have audited the consolidated balance sheet of Utah Medical Products, Inc. as of December 31, 2002, and the related consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




/s/ Tanner + Company

Salt Lake City, Utah
January 21, 2003

                           UTAH MEDICAL PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                           December 31, 2003 and 2002
                                 (In thousands)

                        ASSETS                             2003        2002
                        ------                           --------    --------
Current assets:
  Cash                                                   $    762           285
  Investments, available-for-sale (note 3)                    722          --
  Accounts receivable, net (note 2)                         3,326         3,093
  Inventories (note 2)                                      3,268         3,478
  Prepaid expenses and other current assets                   219           502
  Litigation receivable (note 13)                          24,884          --
  Deferred income taxes (note 7)                              721           399
                                                         --------      --------
    Total current assets                                   33,902         7,757

Property and equipment, net (note 4)                        9,005         8,890
Other assets, net (note 2)                                  6,787         6,740
                                                         --------      --------
    Total assets                                         $ 49,694        23,387
                                                         ========      ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------


Current liabilities:
  Accounts payable                                       $    368           631
  Accrued expenses (note 2)                                12,129         1,688
                                                         --------      --------
    Total current liabilities                              12,497         2,319

Note payable (note 5)                                        --           4,956
Deferred income taxes (note 7)                                665           390
                                                         --------      --------
    Total liabilities                                      13,162         7,665
                                                         --------      --------

Commitments and contingencies (notes 6 and 10)               --            --

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000 shares
  authorized, no shares issued and outstanding               --            --
  Common stock, $.01 par value; 50,000 shares
  authorized, issued 4,544 shares in 2003 and
  4,443 shares in 2002                                         45            44
  Accumulated other comprehensive income                     (260)       (1,115)
  Retained earnings                                        36,747        16,793
                                                         --------      --------
    Total stockholders' equity                             36,532        15,722
                                                         --------      --------
    Total liabilities and stockholders' equity           $ 49,694        23,387
                                                         ========      ========



                 See accompanying notes to financial statements.

                              UTAH MEDICAL PRODUCTS, INC.
                              ---------------------------
                           CONSOLIDATED STATEMENT OF INCOME
                           --------------------------------
                               AND COMPREHENSIVE INCOME
                               ------------------------
                     Years Ended December 31, 2003, 2002 and 2001
                     --------------------------------------------
                       (In thousands, except per share amounts)
                       ----------------------------------------

                                                         2003        2002        2001
                                                       --------    --------    --------
Sales, net (note 9)                                    $ 27,137    $ 27,361    $ 26,954

Cost of goods sold (notes 9 and 10)                      11,245      11,598      11,561
                                                       --------    --------    --------
  Gross margin                                           15,892      15,763      15,393

Operating expenses:
  Sales and marketing                                     2,364       2,472       2,773
  Research and development                                  288         285         364
  General and administrative                              2,518       2,464       2,978
                                                       --------    --------    --------
    Income from operations                               10,722      10,542       9,278

Other income (expense):
  Dividend and interest income                                5           6           9
  Royalty income                                            450         450         450
  Interest expense                                          (47)        (36)       (370)
  Other, net                                                 46          34         113
                                                       --------    --------    --------

  Income before provision for income taxes
    and extraordinary item                               11,176      10,996       9,480

Provision for income taxes (note 7)                       3,841       3,831       3,546
                                                       --------    --------    --------
  Income before extraordinary item                        7,335       7,165       5,934

Extraordinary item - gain from litigation, net of
  income taxes of $9,250 (note 13)                       13,426        --          --
                                                       --------    --------    --------
    Net income                                         $ 20,761    $  7,165    $  5,934
                                                       ========    ========    ========

Earnings per common share (basic) (notes 1 and 2):
  Before extraordinary item                            $   1.62    $   1.46    $   1.18
  Extraordinary item                                       2.97        --          --
                                                       --------    --------    --------
    Total                                              $   4.59    $   1.46    $   1.18
                                                       ========    ========    ========

Earnings per common share (diluted) (notes 1 and 2):
  Before extraordinary item                            $   1.50    $   1.36    $   1.14
  Extraordinary item                                       2.75        --          --
                                                       --------    --------    --------
    Total                                              $   4.25    $   1.36    $   1.14
                                                       ========    ========    ========

Other comprehensive income:
  Foreign currency translation net of taxes of
      $288, $244, and $(87)                            $    548    $    457    $   (170)
  Unrealized gain on investments net of taxes of
      $12, $0, and $0                                        19        --          --
                                                       --------    --------    --------
Total comprehensive income                             $ 21,328    $  7,622    $  5,764
                                                       ========    ========    ========


                   See accompanying notes to financial statements.


                                  UTAH MEDICAL PRODUCTS, INC.
                                  ---------------------------
                              CONSOLIDATED STATEMENT OF CASH FLOW
                              -----------------------------------
                         Years Ended December 31, 2003, 2002 and 2001
                         --------------------------------------------
                                        (In thousands)
                                        --------------

                                                                   2003        2002        2001
                                                                 --------    --------    --------
Cash flows from operating activities:
-------------------------------------
Net income                                                       $ 20,761    $  7,165    $  5,934
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                     984       1,172       1,933
    Gain on investments                                               (11)       --          --
    Provision for (recovery of) losses on accounts receivable         (93)         18          70
    Loss on disposal of assets                                          4        --             6
    Deferred income taxes                                             (47)        108         (26)
    Tax benefit attributable to exercise of stock options           1,108         354          60
    (Increase) decrease in:
      Accounts receivable                                              36         577         164
      Accrued interest and other receivables                          257        (316)        121
      Inventories                                                     174        (168)       (239)
      Prepaid expenses and other current assets                       (32)        (31)        (20)
      Litigation receivable                                       (24,884)       --          --
    Increase (decrease) in:
      Accounts payable                                               (291)        154        (208)
      Accrued expenses                                             10,369        (377)         65
                                                                 --------    --------    --------
                Net cash provided by operating activities           8,335       8,656       7,860
                                                                 --------    --------    --------
Cash flows from investing activities:
-------------------------------------
  Capital expenditures for:
    Property and equipment                                           (272)       (517)       (524)
    Intangible assets                                                (122)       --          --
  Purchase of investments                                            (737)       --          --
  Proceeds from sale of investments                                    98        --          --
                                                                 --------    --------    --------
                Net cash used in investing activities              (1,033)       (517)       (524)
                                                                 --------    --------    --------
Cash flows from financing activities:
-------------------------------------
  Proceeds from issuance of common stock - options                    882       1,113         316
  Common stock purchased and retired                               (2,240)    (11,787)       (193)
  Common stock purchased and retired - options                       (555)        (31)       --
  Proceeds from note payable                                         --         4,956        --
  Repayments of note payable                                       (4,956)     (2,501)     (7,499)
                                                                 --------    --------    --------
                Net cash used in financing activities              (6,869)     (8,250)     (7,376)
                                                                 --------    --------    --------
Effect of exchange rate changes on cash                                44          26          (4)
                                                                 --------    --------    --------
                Net increase (decrease) in cash and
                   cash equivalents                                   477         (85)        (44)
Cash at beginning year                                                285         370         414
                                                                 --------    --------    --------
Cash at end of year                                              $    762    $    285    $    370
                                                                 ========    ========    ========
Supplemental  disclosures of cash flow information:
---------------------------------------------------
  Cash paid during the year for:
    Income taxes                                                 $  2,628    $  3,568    $  3,399
                                                                 ========    ========    ========
    Interest                                                     $     47    $     25    $    370
                                                                 ========    ========    ========


                        See accompanying notes to financial statements.

                                              F-6

                                                    UTAH MEDICAL PRODUCTS, INC.
                                                    ---------------------------
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          ----------------------------------------------
                                           Years Ended December 31, 2003, 2002 and 2001
                                           --------------------------------------------
                                                          (In thousands)
                                                          --------------


                                                                                         Accumulated
                                                     Common Stock           Additional       Other                        Total
                                                 ---------------------       Paid-In     Comprehensive   Retained     Stockholders'
                                                  Shares        Amount       Capital        Income       Earnings        Equity
                                                 --------      --------      --------      --------      --------      --------
Balance at January 1, 2001                          5,003      $     50      $   --        $ (1,559)     $ 13,856      $ 12,347

   Shares issued upon exercise of employee
      stock options for cash                           45          --             316          --            --             316

   Tax benefit attributable to appreciation
      of stock options                               --            --              60          --            --              60

   Common stock purchased and retired                 (19)         --            (376)         --             183          (193)

   Foreign currency translation adjustment           --            --            --            (257)         --            (257)

   Net income                                        --            --            --            --           5,934         5,934
                                                 --------      --------      --------      --------      --------      --------
Balance at December 31, 2001                        5,029      $     50      $   --        $ (1,816)     $ 19,973      $ 18,207

   Shares issued upon exercise of employee
      stock options for cash                          137             1         1,112          --            --           1,113

   Shares received and retired upon exercise
      of stock options                                 (2)         --             (31)         --            --             (31)

   Tax benefit attributable to appreciation
      of stock options                               --            --             354          --            --             354

   Common stock purchased and retired                (721)           (7)       (1,435)         --         (10,345)      (11,787)

   Foreign currency translation adjustment           --            --            --             701          --             701

   Net income                                        --            --            --            --           7,165         7,165
                                                 --------      --------      --------      --------      --------      --------
Balance at December 31, 2002                        4,443      $     44      $   --        $ (1,115)     $ 16,793      $ 15,722

   Shares issued upon exercise of employee
      stock options for cash                          299             3         2,465          --            --           2,468

   Shares received and retired upon exercise
      of stock options                               (101)           (1)       (2,141)         --            --          (2,142)

   Tax benefit attributable to appreciation
      of stock options                               --            --           1,108          --            --           1,108

   Common stock purchased and retired                 (97)           (1)       (1,432)         --            (807)       (2,240)

   Foreign currency translation adjustment           --            --            --             836          --             836

   Unrealized holding gain from investments,
      available-for-sale, net of tax                 --            --            --              19          --              19

   Net income                                        --            --            --            --          20,761        20,761
                                                 --------      --------      --------      --------      --------      --------
Balance at December 31, 2003                        4,544      $     45      $   --        $   (260)     $ 36,747      $ 36,532
                                                 ========      ========      ========      ========      ========      ========





                   See accompanying notes to financial statements.

                                         F-7

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------


Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Organization
------------

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

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

Principles of Consolidation
---------------------------

The consolidated financial statements include those of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
-------------------------

For purposes of the consolidated statement of cash flows, the Company considers cash on deposit and short-term investments with original maturities of three months or less to be cash and cash equivalents.

Investments
-----------

The Company classifies its investments as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income. Declines in fair value below cost that are other than temporary are included in operations.

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------

Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------------------

Concentration of Credit Risk
----------------------------

The primary concentration of credit risk consists of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations as reflected by its reserves.

The Company's customer base consists primarily of hospitals, medical product distributors, physician practices and others directly related to healthcare providers. Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2003.

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits in addition to Fidelity Investments' accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalent balances.

Inventories
-----------

Finished products, work-in-process, and raw materials and supplies inventories are stated at the lower of cost (computed on a first-in, first-out method) or market (see Note 2).

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and units-of-production methods over estimated useful lives as follows:

Building and improvements                               30-40 years

Furniture, equipment, and tooling                        3-10 years

Long-Lived Assets
-----------------

The Company evaluates its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets". Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------


Note 1 - Summary of Significant Accounting Policies (continued)
---------------------------------------------------

Intangible Assets
-----------------

Costs associated with the acquisition of patents, trademarks, license rights, and non-compete agreements are capitalized and are being amortized using the straight-line method over periods ranging from 5 to 17 years. On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment approach. Other intangible assets will continue to be amortized over their estimated useful lives. Amortization of goodwill which relates to the Company's 1997 and 1998 acquisitions ceased on January 1, 2002. Goodwill amortization expense in 2001was (in thousands) $569.

The Company has completed its annual impairment test of goodwill required by SFAS No. 142 and no impairment was indicated.

Loans to Related Parties
------------------------

Except as further disclosed in these notes, the Company has not made loans to related entities including employees, directors, shareholders, suppliers or customers, nor does it guarantee the debt of related entities.

Revenue Recognition
-------------------

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

Income Taxes
------------

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," whereby deferred taxes are computed under the asset and liability method.

Legal Costs
-----------

The Company has been and continues to be involved in lawsuits, which are an expected and at times unexpected consequence of its operations, and in the ordinary course of business. The Company maintains a reserve for legal costs consistent with its previous experience and anticipated costs. The reserve for legal costs at December 31, 2003 and 2002 was (in thousands) $1,050 and $125, respectively (see Note 2).

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------


Note 1 - Summary of Significant Accounting Policies (continued)
----------------------------------------------------

Earnings per Share
------------------

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

The shares (in thousands) used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                               2003      2002       2001
                                              ------    ------     ------
Weighted average number of shares
     outstanding - basic                       4,526     4,913      5,019
Dilutive effect of stock options                 359       350        191
                                              ------    ------     ------

Weighted average number of shares
     outstanding, assuming dilution            4,885     5,263      5,210
                                               =====     =====      =====


Stock-Based Compensation
------------------------

At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards starting in 1995 consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------


Note 1 - Summary of Significant Accounting Policies (continued)
----------------------------------------------------

Stock-Based Compensation (continued)
-------------------------

                                                               Years ended December 31,
                                                        -----------------------------------
                                                           2003         2002        2001
                                                        ----------   ----------   ---------
Net income as reported                                  $   20,761   $    7,165   $   5,934
Deduct:
     Total stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                       (178)        (175)       (248)
                                                        ----------   ----------   ---------

Net income pro forma                                    $   20,583   $    6,990   $   5,686
                                                        ==========   ==========   =========

Earnings per shared:
     Basic - as reported                                $     4.59   $     1.46   $    1.18
                                                        ==========   ==========   =========
     Basic - pro forma                                  $     4.55   $     1.42   $    1.13
                                                        ==========   ==========   =========

     Diluted - as reported                              $     4.25   $     1.36   $    1.14
                                                        ==========   ==========   =========
     Diluted - pro forma                                $     4.21   $     1.33   $    1.09
                                                        ==========   ==========   =========

Translation of Foreign Currencies
---------------------------------

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

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------


Note 2 - Detail of Certain Balance Sheet Accounts
-------------------------------------------------
                                                              December 31,
                                                        ------------------------
                                                          2003           2002
                                                        --------       --------
Account receivable (in thousands):
     Receivables                                        $  3,373       $  3,252
     Accrued interest and other                               27              8
     Less allowance for doubtful accounts                    (74)          (167)
                                                        --------       --------
                                                        $  3,326       $  3,093
                                                        ========       ========

Inventories (in thousands):
     Finished products                                  $  1,495       $  1,236
     Work-in-process                                         631            907
     Raw materials                                         1,142          1,335
                                                        --------       --------
                                                        $  3,268       $  3,478
                                                        ========       ========

Other assets (in thousands):
     Goodwill                                           $  8,533       $  8,533
     Patents                                               2,015          1,893
     License rights                                          293            293
     Trademarks                                              224            224
     Non-compete agreements                             $    175            175
                                                        --------       --------
                                                          11,240         11,118
     Accumulated amortization                             (4,453)        (4,378)
                                                        --------       --------
                                                        $  6,787       $  6,740
                                                        ========       ========

Accrued expenses (in thousands):
     Income taxes payable                               $  9,270       $   --
     Payroll and payroll taxes                             1,479          1,019
     Reserve for litigation costs                          1,050            125
     Other                                                   330            544
                                                        --------       --------
                                                        $ 12,129       $  1,688
                                                        ========       ========


The following table reflects a comparison of net income and net income per share for each of the three years ended December 31, adjusted to give effect to the adoption of SFAS 142 (in thousands, except per share amounts):

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------


Note 2 - Detail of Certain Balance Sheet Accounts (continued)
-------------------------------------------------

                                                2003         2002         2001
                                                ----         ----         ----

Reported net income                           $ 20,761    $   7,165    $   5,934
Add-back goodwill amortization, net of taxes       -            -           484
                                              --------    ---------    ---------
  484
Adjusted net income                           $ 20,761    $   7,165    $   6,418
                                              ========    =========    =========

Reported earnings per share - basic           $   4.59    $    1.46    $    1.18
Add-back goodwill amortization                      -            -           .10
                                              --------    ---------    ---------
Adjusted earnings per share - basic           $   4.59    $    1.46    $    1.28
                                              ========    =========    =========

Reported earnings per share - diluted         $   4.25    $    1.36    $    1.14
Add-back goodwill amortization                     -            -            .09
                                              --------    ---------    ---------
Adjusted net income per share - diluted       $   4.25    $    1.36   $     1.23
                                              ========    =========    =========


During the years ended December 31, 2003 and 2002, the carrying amount of goodwill remained unchanged at (in thousands) $8,533


Note 3 - Investments

The Company's investments, classified as available-for-sale consist of the following (in thousands):
                                                              December 31,
                                                              ------------
                                                         2003             2002
                                                         ----             ----
           Investments, aT
              cost                              $          691       $      -
           Unrealized holding gain                          31              -
                                                      --------          -------
           Investments, at fair value           $          722       $      -
                                                      ========          =======

Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows (in thousands):

                                                              December 31,
                                                        2003              2002
                                                        ----              ----

           Balance, beginning of year                $     -           $    -
           Unrealized holding gain                          31              -
           Deferred income taxes on
              unrealized holding gain                      (12)             -
                                                     ---------         -------

           Balance, end of year                      $      19         $    -
                                                     =========         =======

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------


Note 4 - Property and Equipment
-------------------------------

Property and equipment consists of the following (in thousands):

                                                          2003          2002
                                                        -------       --------

Land                                                   $  1,052      $    980
Buildings and improvements                                8,738         7,816
Furniture, equipment, and tooling                        13,966        14,113
Construction-in-progress                                    111           190
                                                       --------      --------
                                                         23,867        23,099

Accumulated depreciation and amortization               (14,862)      (14,209)
                                                        -------       --------

                                                       $  9,005      $  8,890
                                                       ========      ========

Included in the Company's consolidated balance sheet are the assets of its manufacturing facilities in Utah, Oregon and Ireland. Property and equipment, by location are as follows (in thousands):

                                                      December 31, 2003
                                                      -----------------

                                            Utah     Oregon    Ireland     Total
                                         ---------  --------   -------   --------
Land                                     $     621  $    -    $    431  $   1,052
Building and improvements                    4,082        32     4,624      8,738
Furniture, equipment, and tooling           11,901     1,245       820     13,966
Construction-in-progress                       111       -          -         111
                                         ---------  --------   -------   --------
Total                                       16,715     1,277     5,875     23,867

Accumulated depreciation and amortization  (12,221)   (1,267)   (1,374)   (14,862)
                                         ---------  --------   -------   --------

Property and equipment, net              $   4,494  $     10   $ 4,501   $  9,005
                                         =========  ========   =======   ========



                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------


Note 4 - Property and Equipment (continued)
--------------------------------

                                                            December 31, 2002
                                                            -----------------

                                             Utah        Oregon      Ireland       Total
                                           ---------   ----------  -----------   ----------
Land                                       $     621   $    -      $       359   $      980
Building and improvements                      3,931           32        3,853        7,816
Furniture, equipment, and tooling             12,111        1,244          758       14,113
Construction-in-progress                         190        -            -              190
                                           ---------   ----------  -----------   ----------
Total                                         16,853        1,276        4,970       23,099

Accumulated depreciation and amortization    (11,862)      (1,256)      (1,091)     (14,209)
                                           ---------   ----------  -----------   ----------

Property and equipment, net                $   4,991   $       20  $     3,879   $    8,890
                                           =========   ==========  ===========   ==========


Note 5 - Note Payable
---------------------

The Company has an unsecured bank line-of-credit agreement, which allows the Company to borrow up to a fixed maximum amount (in thousands) of $15,000 at an interest rate equal to either the bank's LIBOR rate plus 1.25%, the bank's prime rate less 1.00%, or a daily rate based on LIBOR plus 1.35%. The line-of-credit-balance matures on May 31, 2005 and has an outstanding balance of (in thousands) $0 and $4,956 at December 31, 2003 and 2002, respectively. The principal financial loan covenants are a restriction on the total amount available for borrowing to 1.25 times the last twelve months' EBITDA, which as of December 31, 2003 and 2002 was equal to (in thousands) $43,506 and $15,255, respectively, and a requirement to maintain a net worth in excess of $10 million, which at the end of 2003 and 2002 was (in thousands) $36,532 and $15,722, respectively.

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------


Note 6 - Commitments and Contingencies
--------------------------------------

Operating Leases
----------------

The Company has a lease agreement for land adjoining the Company's Utah facility for a term of forty years commencing on September 1, 1991. On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index. The Company also leases its CMI building in Oregon under a short-term noncancelable operating lease. Rent expense charged to operations under these operating lease agreements was approximately (in thousands) $105, $104, and $101 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2003 were as follows (in thousands):

         Years ending December 31:                    Amount
         -------------------------                    ------

                      2004                          $     66
                      2005                                37
                      2006                                37
                      2007                                37
                      2008                                37
                   Thereafter                            851
                                                    --------

         Total future minimum lease payments        $  1,065
                                                    ========

Product Liability
-----------------

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

Litigation
----------

The Company has been involved in lawsuits, which are an expected consequence of its operations, and in the ordinary course of business. The Company believes that pending litigation will not have a material adverse effect on its financial condition or results of operations.

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------



Note 6 - Commitments and Contingencies (continued)
--------------------------------------

Irish Development Agency
------------------------

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


Note 7 - Income Taxes
---------------------

Deferred tax assets (liabilities) consist of the following temporary differences (in thousands):

                                                            December 31,
                                                            ------------
                                                2003                       2002
                                                ----                       ----
                                        Current      Long-term      Current     Long-term
                                        --------     ----------     -------     ---------
Inventory write-downs and differences
     due to UNICAP                      $    169     $       -      $   178     $   -
Allowance for doubtful accounts               29             -           57         -
Accrued liabilities and reserves             523            12          164         -
Other                                          -            22         -            -
Depreciation and amortization                  -           164         -             162
Earnings from subsidiary                       -          (863)        -            (552)
                                        --------     ----------     -------     ---------

Deferred income taxes, net              $    721     $    (665)     $   399     $   (390)
                                        ========     =========      =======     ========

The components of income tax expense are as follows (in thousands):

                                               Years ended December 31,
                                               ------------------------
                                           2003          2002         2001
                                           ----          ----         ----

Current                                 $  3,888       $  3,715     $  3,520
Deferred                                     (47)           116           26
                                          -------        ------       ------

Total                                   $  3,841       $  3,831     $  3,546
                                           =====          =====        =====

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows (in thousands):



                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------


Note 7 - Income Taxes (continued)
---------------------

                                            Years ended December 31,
                                            ------------------------
                                         2003          2002           2001
                                      ---------     ----------    ----------

Federal income tax expense at the
     statutory rate                   $  3,716     $    3,738    $    3,062
State income taxes                         559            482           474
ETI, foreign sales corporation, and
     tax credits                           (68)          (182)          (60)
Other                                     (366)          (207)           70
                                      ---------     ----------    ----------

Total                                 $   3,841     $    3,831    $    3,546
                                      =========     ==========    ==========


Note 8 - Options

The Company has stock option plans, which authorize the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate of 2,200,000 shares of common stock, of which 759,101 are outstanding as of December 31, 2003. All options granted under the plans are granted at current market value at date of grant, and may be exercised between six months and ten years following the date of grant. The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees, and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company. Changes in stock options were as follows:

                                                            Price Range
2003                                    Shares               Per Share
                                        ------               ---------

Granted                                  82,200        $  17.71 -   $  24.02
Expired or canceled                      12,562            6.75 -      17.71
Exercised                               298,852            6.50 -      15.01
Total outstanding at December 31        759,101            6.50 -      24.02
Total exercisable at December 31        625,859            6.50 -      14.60

                                                            Price Range
2002                                    Shares               Per Share
                                        ------               ---------

Granted                                  74,100        $  14.60 -   $  15.01
Expired or canceled                      31,574            6.50 -      15.01
Exercised                               137,089            6.50 -      14.25
Total outstanding at December 31        988,315            6.50 -      15.01
Total exercisable at December 31        870,414            6.50 -      14.25


                                                            Price Range
2001                                    Shares               Per Share
                                        ------               ---------

Granted                                  81,400        $   9.13 -   $  12.00
Expired or canceled                      28,855            6.50 -      14.25
Exercised                                44,500            6.50 -      11.50
Total outstanding at December 31      1,082,878            6.50 -      14.25
Total exercisable at December 31        912,185            6.50 -      14.25

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------

Note 8 - Options (continued)
----------------

For the years ended December 31, 2003, 2002 and 2001, the Company reduced current income taxes payable and increased additional paid-in capital by (in thousands) $1,109, $354 and $60, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation
------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as described in Note 1.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                 Years ended December 31,
                                                 ------------------------
                                               2003         2002          2001
                                               ----         ----          ----

Expected dividend yield                         -               -          -
Expected stock price volatility               40.5%         41.7%        44.6%
Risk-free interest rate (weighted average)     3.5%          4.3%         4.9%
Expected life of options                   5.9 years     5.2 years    5.0 years

The per-share weighted average fair value of options granted during 2003, 2002 and 2001 is $8.89, $6.52, and $4.27, respectively.

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------




Note 8 - Options (continued)
----------------

Stock-Based Compensation (continued)
------------------------

The following table summarizes information about stock options outstanding at December 31, 2003:

                          Options Outstanding              Options Exercisable
                    ---------------------------------   ------------------------
                                  Weighted
                                   Average
                                  Remaining  Weighted                   Weighted
     Range of                    Contractual  Average                    Average
     Exercise         Number        Life     Exercise      Number       Exercise
      Prices        Outstanding    (Years)     Price     Exercisable      Price
      ------        -----------    -------     -----     -----------      -----

$ 6.50   -   7.75     307,634       4.70     $  6.84        304,870      $  6.84
  9.125  -  24.02     451,467       4.71       13.68        320,989        12.20
  ---------------     -------       ----       -----        -------        -----

$ 6.50   -  24.02     759,101       4.70     $ 10.91        625,859      $  9.59
  ===============     =======       ====       =====        =======         ====


Note 9 - Geographic Sales Information

The Company had sales in the following geographic areas (in thousands):

                            United States        Europe              Other
                            -------------        ------              -----

       2003               $      21,266     $      3,376      $      2,495
       2002               $      21,626     $      3,337      $      2,398
       2001               $      21,752     $      3,012      $      2,190


Note 10 - Product Sale and Purchase Commitments
-----------------------------------------------

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

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------

Note 11 - Employee Benefit Plan
-------------------------------

The Company has a contributory 401(k) savings plan for employees, who are at least 21 years of age, work 30 hours or more each week, and have a minimum of one year of service with the Company. The Company's contribution is determined annually by the board of directors. Company contributions were approximately (in thousands) $95, $94 and $85 for the years ended December 31, 2003, 2002 and 2001, respectively.


Note 12 - Fair Value Financial Instruments
------------------------------------------

None of the Company's financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2003, does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.


Note 13 - Extraordinary Item
----------------------------

In December 2003, the Company recognized extraordinary non-operating income of (in thousands) $24,884 including damages and interest resulting from the 2002 District Federal Court judgment relating to the Company's patent infringement litigation against Tyco/Kendall-LTP, which was upheld by appellate court decision. After subtraction of additional expenses of (in thousands) $2,208 and income taxes of (in thousands) $9,250, the extraordinary income adds (in thousands) $13,426 to 2003 net income.

The actual payment from Tyco, which was received on January 20, 2004, included an additional approximately (in thousands) $6,000 in augmented damages and interest which will be recognized as an extraordinary gain in the first quarter 2004.

Note 14 - Recent Accounting Pronouncements
------------------------------------------

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as "mezzanine capital." It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        December 31, 2003, 2002 and 2001
                        --------------------------------


Note 14 - Recent Accounting Pronouncements (continued)
------------------------------------------

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS 149 did not have any effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

In December 2002, the Financial Accounting Standards Board issued SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123," which is effective for all fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation under SFAS 123 from intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25. SFAS 148 also changes the disclosure requirement of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS 148 by the Company did not have any impact on the Company's consolidated financial statements and is not expected to have any impact on future operations.