Form 10-Q
period 2004-03-31
UTAH MEDICAL PRODUCTS INC
filed 2004-05-10
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: March 31, 2004                    Commission File No. 0-11178
                                                                         -------


                           UTAH MEDICAL PRODUCTS, INC.
             (Exact name of Registrant as specified in its charter)


               UTAH                                    87-0342734
 -----------------------------------                ------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 7, 2004: 4,495,879
                                   ---------

                           UTAH MEDICAL PRODUCTS, INC.
                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

     Item 1.    Financial Statements

              Consolidated Condensed Balance Sheets as of
              March 31, 2004 and December 31, 2003  ........................  1

              Consolidated Condensed Statements of Income for the
              three months ended March 31, 2004 and March 31, 2003  ........  2

              Consolidated Condensed Statements of Cash Flows for the
              three months ended March 31, 2004 and March 31, 2003  ........  3

              Notes to Consolidated Condensed Financial Statements  ........  4

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations  .............  6

     Item 3.    Quantitative and Qualitative Disclosures about Market Risk    10

     Item 4.    Controls and Procedures  .....................................10


PART II - OTHER INFORMATION

     Item 2.    Changes in Securities, Use of Proceeds and
                Issuer Purchases of Equity Securities  .....................  11

     Item 4.    Submission of Matters to a Vote of Security Holders  .......  11

     Item 6.    Exhibits and Reports on Form 8-K  ..........................  12

SIGNATURES  ................................................................  12

                         PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                               (in thousands)

                                                                           (unaudited)                          (audited)
ASSETS                                                                    MARCH 31, 2004                DECEMBER 31, 2003
------                                                                    --------------                -----------------


Current assets:
    Cash                                                                         $   850                          $   762
    Investments, available-for-sale                                               22,625                              722
    Accounts receivable - net                                                      3,448                            3,326
    Inventories                                                                    3,602                            3,268
    Litigation receivable                                                              -                           24,884
    Other current assets                                                           1,047                              940
                                                                             ------------                     ------------
       Total current assets                                                       31,572                           33,902

Property and equipment - net                                                       8,873                            9,005

Goodwill                                                                           8,533                            8,533
Goodwill - accumulated amortization                                               (2,288)                          (2,288)
                                                                             ------------                     ------------
       Goodwill - net                                                              6,245                            6,245

Other intangible assets                                                            2,718                            2,708
Other intangible assets - accumulated amortization                                (2,183)                          (2,166)
                                                                             ------------                     ------------
       Other intangible assets - net                                                 535                              542

       TOTAL                                                                    $ 47,225                         $ 49,694
                                                                             ============                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                             $   562                          $   368
    Accrued expenses                                                               6,933                           12,129
                                                                             ------------                     ------------
       Total current liabilities                                                   7,495                           12,497

Deferred income taxes                                                                605                              665
                                                                             ------------                     ------------

       Total liabilities                                                           8,100                           13,162
                                                                             ------------                     ------------

Stockholders' equity:
    Preferred stock - $.01 par value; authorized - 5,000
      shares; no shares issued or outstanding
    Common stock - $.01 par value; authorized - 50,000
      shares; issued - March 31, 2004, 4,454 shares
      December 31, 2003, 4,544 shares                                                 45                               45
    Accumulated other comprehensive income                                          (409)                            (260)
    Retained earnings                                                             39,489                           36,747
                                                                             ------------                     ------------
       Total stockholders' equity                                                 39,125                           36,532
                                                                             ------------                     ------------

       TOTAL                                                                    $ 47,225                         $ 49,694
                                                                             ============                     ============
see notes to consolidated condensed financial statements
                                                           -1-

                                UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
                           THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                                 (in thousands, except per share amounts)
                                               (unaudited)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                ------------------------------------------------
                                                                     2004                            2003
                                                                ----------------                ----------------
NET SALES                                                            $    6,616                      $    6,877

COST OF SALES                                                             2,766                           2,900
                                                                ----------------                ----------------

     Gross Margin                                                         3,850                           3,977
                                                                ----------------                ----------------

EXPENSES:

     Selling, general and administrative                                  1,155                           1,192
     Research & development                                                  65                              73
                                                                ----------------                ----------------

        Total                                                             1,220                           1,265
                                                                ----------------                ----------------

     Income from Operations                                               2,630                           2,712

OTHER INCOME                                                                153                              81
                                                                ----------------                ----------------

     Income Before Income Tax Expense                                     2,783                           2,793

INCOME TAX EXPENSE                                                          957                           1,005
                                                                ----------------                ----------------

     Income Before Extraordinary Item                                $    1,826                      $    1,788
                                                                ================                ================

EXTRAORDINARY ITEM - Gain from Litigation,
     net of income taxes of $2,361                                        3,349                               -

     Net Income                                                      $    5,175                      $    1,788
                                                                ================                ================

BASIC EARNINGS PER SHARE
     Before Extraordinary Item                                        $    0.40                       $    0.40
     Extraordinary Item                                                    0.74                               -
                                                                ----------------                ----------------
        Total                                                         $    1.14                       $    0.40
                                                                ================                ================

DILUTED EARNINGS PER SHARE
     Before Extraordinary Item                                        $    0.38                       $    0.37
     Extraordinary Item                                                    0.69                               -
                                                                ----------------                ----------------
        Total                                                         $    1.07                       $    0.37
                                                                ================                ================

SHARES OUTSTANDING - BASIC                                                4,516                           4,444
                                                                ================                ================

SHARES OUTSTANDING - DILUTED                                              4,845                           4,816
                                                                ================                ================

see notes to consolidated condensed financial statements

                                       -2-

                                   UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                                              (in thousands - unaudited)

                                                                                                MARCH 31,
                                                                                    -----------------------------------
                                                                                       2004                   2003
                                                                                    ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                              $ 5,175                $ 1,788
                                                                                    ------------           ------------
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                                          229                    259
     Provision for (recovery of) losses on accounts receivable                                3                     (9)
     Deferred income taxes                                                                  (69)                  (188)
     Tax benefit attributable to exercise of stock options                                   61                     20
  Changes in operating assets and liabilities:
        Accounts receivable - trade                                                         (53)                   (62)
        Accrued interest and other receivables                                              (85)                   150
        Litigation receivable                                                            24,884                      -
        Inventories                                                                        (369)                  (153)
        Prepaid expenses                                                                    (96)                  (108)
        Accounts payable                                                                    198                     88
        Accrued expenses                                                                 (5,188)                   360
                                                                                    ------------           ------------
           Total adjustments                                                             19,514                    357
                                                                                    ------------           ------------
           Net cash provided by operating activities                                     24,689                  2,144
                                                                                    ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
     Property and equipment                                                                (189)                  (101)
     Intangible assets                                                                      (10)                     -
Purchases of investments                                                                (21,903)                     -
                                                                                    ------------           ------------
           Net cash used in investing activities                                        (22,102)                  (101)
                                                                                    ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options                                            199                    157
Common stock purchased and retired                                                       (2,690)                  (220)
Proceeds from note payable                                                                    -                      -
Repayments of note payable                                                                    -                 (1,998)
                                                                                    ------------           ------------
           Net cash used in financing activities                                         (2,491)                (2,061)
                                                                                    ------------           ------------

Effect of exchange rate changes on cash                                                      (8)                     5

NET INCREASE (DECREASE) IN CASH                                                              88                    (13)

CASH AT BEGINNING OF PERIOD                                                                 762                    285
                                                                                    ------------           ------------

CASH AT END OF PERIOD                                                                    $  850                 $  272
                                                                                    ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for income taxes                                       $ 7,898                 $   78
     Cash paid during the period for interest                                       $         -                 $   26
see notes to consolidated condensed financial statements
                                                         -3-

                           UTAH MEDICAL PRODUCTS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

(1) The unaudited financial statements presented herein have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2003. Although the accompanying financial statements have not been examined by independent accountants in accordance with auditing standards generally accepted in the United States, in the opinion of management, such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2) Inventories at March 31, 2004 and December 31, 2003 (in thousands) consisted of the following:

                                         March 31,        December 31,
                                           2004              2003
                                           ----              ----
           Finished goods                 $1,408          $ 1,495
           Work-in-process                   811              631
           Raw materials                   1,383            1,142
                                          ------            -----
           Total                          $3,602           $3,268
                                          ======           ======

(3) Stock-Based Compensation. At March 31, 2004 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees, directors, and other individuals. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards starting in 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                    Three Months Ended
                                                        March 31,
                                                 ----------- -------------
                                                     2004         2003
                                                 ----------- -------------
Net Income as reported                               $5,175        $1,788
Deduct:
  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax             -85           -39
  effects                                        ----------- -------------
Net income pro forma                                 $5,090        $1,749
                                                 ----------- -------------
Earnings per share:
      Basic - as reported                             $1.14         $0.40
                                                 ----------- -------------
      Basic - pro forma                               $1.13         $0.39
                                                 ----------- -------------
      Diluted - as reported                           $1.07         $0.37
                                                 ----------- -------------
      Diluted - pro forma                             $1.05         $0.36
                                                 ----------- -------------

(4) Comprehensive Income. Comprehensive income for the three months ending March 31, 2004 was (in thousands) $5,083 net of taxes. The components used to calculate comprehensive income were foreign currency translation adjustments of ($94) and unrealized holding gains of $2.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
     UTMD manufactures and markets a well-established range of specialty medical devices. Except for the Tyco patent infringement damages and interest recognized in 4Q 2003 and 1Q 2004, the general characteristics of UTMD's business have not materially changed over the last several reporting periods. The Company's Form 10-K Annual Report for the year ended December 31, 2003 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per-share amounts or where otherwise noted.
     In first quarter (1Q) 2004, UTMD recognized extraordinary non-operating income of $6,060 from damages and interest for infringing product sold after the January 2002 jury verdict regarding a patent infringement lawsuit with Tyco International. (The Company previously recognized $24,884 from the Federal Court's September 2002 judgment.) Associated with this extraordinary 1Q 2004 operating income were extraordinary G&A Expenses (included in Operating Expenses) of $350. These expenses were due to bonuses and additional litigation expenses. Actual cash of $30,944 was received on January 20, 2004 from Tyco International.
     In management's opinion, the event in 1Q 2004 of recognizing the additional Tyco patent infringement damages has an impact on the income statement that does not allow a meaningful comparison of financial ratios and other financial measures with 1Q 2003. Consequently, this MD&A of the income statement adjusts out the following items related to the extraordinary event, prior to making comparisons with 1Q 2003:

INCOME STATEMENT                                              adjustment
----------------                                              ----------
Extraordinary item - after tax gain from litigation             (3,349)
  Note: Income statement comparisons which follow, including earnings per share, are "before extraordinary item".

Analysis of Results of Operations
   a) Overview
      In 1Q 2004, UTMD's consolidated global sales decreased 4% relative to 1Q 2003. At the same time, the Company achieved the following profitability measures for the most recent calendar quarter:
          Gross Profit Margin (gross profits/ sales):            58.2%
          Operating Profit Margin (operating profits/ sales):    39.7%
          Net Profit Margin (profit after taxes/ sales):         27.6%
      1Q 2004 EPS increased 1.5% to $.38 on a diluted basis. As a result, UTMD concluded its twenty-fifth consecutive quarter of higher Earnings Per Share
(EPS) when compared to the same quarter in the prior year.

   b) Revenues
      Revenue from product sales is generally recognized by UTMD at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company accrues provisions for the estimated costs that may be incurred for product warranties and unforeseen uncollectible accounts.
      UTMD believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of SAB 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured.
      Weaker than expected sales in 1Q 2004 resulted from 1) a very competitive U.S. market environment, in part because of continued GPO and hospital administration restrictions that reduce market opportunities for smaller companies; 2) limits on international bidding opportunities because of lack of FDA CFGs (Certificates to Foreign Governments); and 3) continued weak demand for CMI subcontract molding. The successful management of a prolonged FDA inspection was due to the efforts of key Company personnel during 1Q 2004, but the extensive time devoted to these efforts had a negative effect on previously planned marketing initiatives and product development activities.
      Both domestic and international sales were down 4% in 1Q 2004. International sales were $1,501 in 1Q 2004 compared to $1,557 in 1Q 2003. International sales were 23% of total sales in both periods. Shipments, including intercompany, from UTMD's Ireland facility were down 10% in US Dollar terms, and 22% in EURO terms.

Global revenues by product category:
     1. Obstetrics. 1Q 2004 obstetrics product sales were $2,571 compared to $2,779 in 1Q 2003. Vacuum-assisted delivery system sales were down 9%, while Intran Plus sales declined 7%.
     2. Gynecology/ Electrosurgery/ Urology. 1Q 2004 Gyn/ES/Uro product sales were $1,353 compared to $1,411 in 1Q 2003. OEM sales in this category declined from $65 to $2.
     3. Neonatal. 1Q 2004 neonatal product sales were $1,021 compared to $982 in 1Q 2003, a 4% increase.
     4. Blood Pressure Monitoring and Accessories (BPM). 1Q 2004 BPM product sales were $1,671 compared to $1,705 in 1Q 2003. This category includes miscellaneous molded parts sold to OEM customers.

     c) Gross Profit
     UTMD's 1Q 2004 average gross profit margin (GPM), gross profits as a percentage of sales, was 58.2% compared to 57.8% in 1Q 2003, reflecting continuing manufacturing improvement.
     Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.
     UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a highly complex and competitive medical device marketplace. Management expects to continue to achieve its GPM target during the remainder of 2004. Expected favorable influences include growth in sales volume without a similar increase in manufacturing overhead expenses, and a continued emphasis on reengineering products to reduce material costs. Expected unfavorable influences are continued competitive pressure on pricing and higher labor-related costs.


     d) Operating Profit
     1Q 2004 operating profits decreased 3% to $2,630 from $2,712 in 1Q 2003. Total operating expenses, including sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses were 18.5% of sales in 1Q 2004, compared to 18.4% in 1Q 2003. 1Q 2004 operating profit margins were 39.7% of sales, compared to 39.4% of sales in 1Q 2003.
     S&M expenses in 1Q 2004 were $562 or 8.5% of sales compared to $569 or 8.3% of sales in 1Q 2003. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. Looking forward, UTMD plans higher S&M expenses during the remainder of 2004 due to Group Purchasing Organization fees along with higher marketing expenses, but intends to manage S&M expenses to remain less than 9% of total sales.
     R&D expenses in 1Q 2004 were $65 or 1.0% of sales compared to $73 or 1.1% of sales in 1Q 2003. In 2004, UTMD will opportunistically employ R&D resources to invest where management anticipates it can get a significant return with future new products. Management expects R&D expenses during 2004 as a whole to be approximately 1-2% of sales.
     G&A expenses in 1Q 2004 were $594 or 9.0% of sales compared to $623 or 9.1% of 1Q 2003 sales. In addition to litigation costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of new SEC rules resulting from the Sarbanes-Oxley Act of 2002. Management expects G&A expenses during 2004 to be in the range of 9-10% of sales.

   e)  Non-operating income
     Non-operating income in 1Q 2004 was $154 compared to $80 in 1Q 2003. In 1Q 2003, UTMD paid $26 in interest because of an average line of credit balance of $4.0 million. In contrast, in 1Q 2004 UTMD paid no interest because its line of credit balance was zero, and received $48 in interest and dividend income from investing its cash balances. Royalty income, which UTMD receives for licensing its technology to other companies, was approximately the same in 1Q of both years.

   f) Earnings Before Income Taxes
     1Q 2004 earnings before income taxes (EBT) were essentially the same as in 1Q 2003, $2,783 compared to $2,793. 1Q 2004 EBT margin was 42.1% of sales compared to 40.6% in 1Q 2003.

     g) Net Income and Earnings per Share
     UTMD's net profit margin (NPM), net income (after taxes) expressed as a percentage of sales, was 27.6% for 1Q 2004, compared to 26.0% in 1Q 2003. 1Q 2004 net income increased 2% to $1,826 from $1,788 in 1Q 2003. UTMD's effective income tax rate in 1Q 2004 was 34.4%, compared to 36.0% in 1Q 2003. The 34.4% rate is consistent with UTMD's actual income tax rate for the past 2 years. UTMD's tax rate for the remainder of 2004 may be slightly higher than in 2003, but this is difficult to predict. Fluctuations in the tax rate have resulted from 1) extraterritorial income exclusions, 2) differences in distribution of state income taxes, 3) differences in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products, 4) increases in marginal tax rates for EBT above $10 million, and 5) other factors such as R&D tax credit.
     Taxes were $2,361 (a 41.4% tax rate) on extraordinary earnings of $5,710. Including the extraordinary after tax income of $3,349, total income in 1Q 2004 was $5,175.
     Diluted 1Q 2004 Earnings per Share (EPS) increased 1.5% to $.38 from $.37 in 1Q 2003. The lower rate of increase in EPS versus net income was due to increased diluted shares in 1Q 2004 compared to 1Q 2003. 1Q 2004 weighted average number of diluted common shares (the number used to calculate diluted
EPS) were 4,845,000 compared to 4,816,000 shares in 1Q 2003. The Company repurchased 110,247 shares in 1Q 2004. Exercises of employee options in 1Q 2004 partially offset the repurchases by adding 20,715 shares (net of shares swapped by employees as payment for the option exercise cost). In addition, the market increase in UTMD's stock price had a retarding effect on EPS growth as a result of the dilution calculation for unexercised options with an exercise price below the current stock market value. The dilution calculation added 329,000 shares to actual weighted average shares outstanding in 1Q 2004, compared to 371,000 shares in 1Q 2003. Actual outstanding common shares as of the end of 1Q 2004 were 4,488,700 compared to 4,452,900 at the end of 1Q 2003.
     Including the extraordinary earnings, diluted 1Q 2004 EPS were $1.07.

   h) Return on Shareholders' Equity (ROE)
     ROE is equal to net profits divided by average shareholder equity during a specific time period. Annualized ROE in 1Q 2004 was 35%, compared to 43% in 1Q 2003. UTMD's ROE has averaged about 30% over the last 15 years. UTMD expects to be able to achieve 30% ROE again for calendar year 2004. Share repurchases will have a beneficial impact on ROE as long as the Company sustains its net profit performance because shareholder equity is reduced by the cost of the shares repurchased.

Liquidity and Capital Resources
     i) Cash flows
     Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $24,689 in 1Q 2004 compared to $2,144 in 1Q 2003. Impact of the extraordinary item in 1Q 2004 was approximately $23,393, resulting in net cash provided by operating activities of $2,296 in 1Q 2004 if the impact of the extraordinary item is ignored, an incremental increase of $152 compared to 1Q 2003
     The Company expended $21,903 in 1Q 2004 to purchase investments, made possible by receipt of cash from the TYCO patent infringement victory. UTMD spent $189 during 1Q 2004 for purchases of property and equipment, and $10 for intangible assets. In 1Q 2003 the Company used $101 to purchase property and equipment. This rate of investing is required to keep facilities, equipment and tooling in good working condition.
     In 1Q 2004, UTMD received $199 and issued 20,715 shares of stock upon the exercise of employee stock options. Employees exercised a total of 21,915 option shares in 1Q 2004, with 1,200 shares immediately being retired as a result of the individual trading the shares in payment of the exercise price of the options. Option exercises in 1Q 2004 were at an average price of $10.47 per share. UTMD repurchased 110,247 shares of stock in the open market at a cost of $2,690 during 1Q 2004. Share repurchases in the open market were at an average cost of $24.40 per share, including commissions and fees. In 1Q 2003, the Company received $157 from issuing 22,175 shares of stock on the exercise of employee stock options and repurchased 12,500 shares of stock in the open market at a cost of $220.
     During 1Q 2004 UTMD's line of credit was not used. In 1Q 2003, UTMD made repayments of $1,998 on its note payable, while receiving $0 in proceeds from the note. UTMD paid off the outstanding balance of the note in September 2003.
     Significantly, due largely to extraordinary income, UTMD paid $7.9 million for income taxes in 1Q 2004, compared to $78 (thousand) in 1Q 2003.

      Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned capital expenditures during the remainder of 2004 are expected to be in the range of $400-500 to keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UTMD plans to use cash for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases if the price of the stock remains undervalued, and if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

     j) Assets and Liabilities
     March 31, 2004 total assets were $2,469 lower than at December 31, 2003, and current assets decreased $2,330. Both decreases resulted primarily from the impact of receiving $30,944 in TYCO cash on January 20, 2004, offset by $7,898 for income tax payments and the associated elimination of the year-end litigation receivable. Investments were $22,625 at March 31, 2004, despite the significant tax payments, an increase of almost $22 million during the quarter. Inventories increased $334 in the quarter. UTMD intends to decrease inventory balances during the remainder of 2004. UTMD expects that asset turns will decrease during the remainder of 2004 because of continued cash build-up, unless UTMD makes a substantial acquisition, repurchases stock or takes some other action that consumes cash. Net property and equipment decreased $132 because $211 depreciation of existing assets exceeded $189 new asset purchases, but primarily because of a $141 decrease in dollar-denominated value of assets in Ireland because the U.S. dollar (USD) increased about 2% relative to the EURO. Net intangible assets decreased $7 as a result of amortization of patents and other intellectual property partially offset by $10 in new intangible purchases. At March 31, 2004, net intangible assets were 14% of total assets, the same as at year-end 2003.
     Cash (and equivalent) balances were $850 at March 31, 2004, compared to $762 on December 31, 2003. UTMD maintains "sweep" accounts that move any unneeded cash for day-to-day operations to an interest bearing account.
     Despite the increase in inventories, average inventory turns increased slightly to 3.2 times in 1Q 2004 from 3.1 times in the prior quarter. Receivables balances as of March 31, 2004 yielded average "days in receivables" of 46 days, within management's target. At the end of 2003 and March 31, 2003, respectively, days in receivables were 46 and 44.
     As of March 31, 2004, UTMD's total debt ratio (total liabilities/ total assets) decreased to 17% from 27% on December 31, 2003. The decrease resulted primarily from making payments for taxes due on the extraordinary income. Absent a large use of cash for a new acquisition and/or additional significant share repurchases, UTMD expects the debt ratio to gradually decrease throughout 2004 as remaining taxes due on the extraordinary income are paid.


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


                                                       1Q 2004     1Q 2003
                                                       -------     -------
        Income Before Income Tax Expense                $2,783      $2,793
        Depreciation and Amortization                      229         259
        Interest                                            -           26
                                                      --------    --------
         Total = EBITDA:                                $3,012      $3,078

     EBITDA is a measure of UTMD's ability to generate cash. As a ratio of sales, EBITDA was 46% in 1Q 2004, compared to 45% in 1Q 2003.

     l) Management's Outlook.
     As outlined in its December 31, 2003 10-K Report, UTMD's plan for 2004 is to
     1) clear up its apparently unresolved QSR status with the U.S. FDA that has hindered international sales, slowed new product development, stymied business development and consumed an inordinate amount of human capital since 2002;
     2) continue outstanding operating performance;
     3) actively look for new acquisitions to facilitate sales growth; and
     4) utilize current excess cash balances in shareholders' best long term interest.

     1Q 2004 performance was consistent with achieving the previously stated plan.



Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     On January 1, 2002, UTMD converted the functional currency of its Irish manufacturing operations, including related assets, to the EURO currency consistent with conversion of Ireland and many other Western European countries to the new common EURO currency. The Company's Irish operations were previously denominated in Irish Pounds. UTMD sells products under agreements denominated in USD and EURO. The exchange rate was 0.8155 EURO per USD as of March 31, 2004, and 0.9185 EURO per USD as of March 31, 2003. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control or anticipation of UTMD. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.


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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table details purchases by UTMD of its own securities during 1Q 2004.

                       ISSUER PURCHASES OF EQUITY SECURITIES

                                                          Total Number of           Maximum Number (or
                                                        Shares Purchased as    Approximate Dollar Value) of
                      Total Number of      Average        Part of Publicly     Shares that May be Purchased
                           Shares        Price Paid      Announced Plans or     Under the Plans or Programs
       Period          Purchased (1)      per Share         Programs (1)                    (1)
--------------------- ----------------- -------------- ----------------------- ------------------------------

1/01/04 - 1/31/04            -              $  -                 -
2/01/04 - 2/29/04          58,620            24.02             58,620
3/01/04 - 3/31/04          51,627            24.82             51,627
--------------------- ----------------- -------------- ----------------------- ------------------------------
       Total              110,247          $ 24.40            110,247


(1) In 1Q 2004 UTMD repurchased an aggregate of 110,247 shares of its common stock at an average cost of $24.40 per share pursuant to a continued open market repurchase program initially announced in August 1992. In the twelve-year time span from inception in 1992 through 1Q 2004, the Company has consistently utilized its excess cash reserves to repurchase a total of 5,534,274 shares at an average cost of $10.12 per share including broker commissions and fees in open market transactions, with ongoing board of director approval and full disclosure in applicable period SEC reports, In addition, the Company conducted three tender offer transactions which closed in July 1999, September 2000 and November 2002 for an additional 2,775,742 shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased over 8.3 million of its shares at an average price of $10.00 per share since 1992. To complete the picture relating to current shares outstanding, since 1992 the Company's employees and directors have exercised and purchased 1.3 million option shares at an average price of $5.95 per share. All options were awarded at the market value of the stock on the date of the award.

     The frequency of UTMD's open market share repurchases depends on the availability of stock from sellers. Since the conclusion of November 2002 tender offer, the Company has repurchased shares on a total of twenty-eight trading days, about 10% of the total trading days available. UTMD has not established an expiration date or a maximum dollar or share limit for its open market share repurchases.

     The purpose of UTMD's ongoing share repurchases is to maximize the value of the Company for its continuing shareholders, and its return on shareholder equity, by effectively employing excess cash generated by operations. UTMD does not intend to repurchase shares that would result in terminating its Nasdaq National Market listing.


Item 4.   Submission of Matters to a Vote of Security Holders

     On May 7, 2004 at the annual meeting, shareholders of the Company approved the following matter submitted to them for consideration:
     Elected Barbara A. Payne as director of the Company;
       Barbara A. Payne:      For      4,186,249

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
                              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


   b) Reports on Form 8-K:
      On January 22, 2004, UTMD filed a report on Form 8-K, Item 12, Results of Operations and Financial Condition, reporting financial results for fourth quarter 2003.
      On February 11, 2004, UTMD filed a report on Form 8-K, Item 9, Regulation FD Disclosure, reporting unresolved disagreements with the U.S. Food and Drug Administration.
      On March 5, 2004, UTMD filed a report on Form 8-K, Item 9, Regulation FD Disclosure, reporting conclusion of a comprehensive inspection of its Utah facility by the FDA.
      On March 29, 2004, UTMD filed a report on Form 8-K, Item 9, Regulation FD Disclosure, providing an update on the status of the recent FDA inspection.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                UTAH MEDICAL PRODUCTS, INC.
                                                REGISTRANT


Date:     5/10/04                              By:   /s/ Kevin L. Cornwell
      -------------------                         -----------------------------
                                                    Kevin L. Cornwell
                                                    CEO


Date:    5/10/04                               By:  /s/ Greg A. LeClaire
      ------------------                          -----------------------------
                                                    Greg A. LeClaire
                                                    CFO

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

Date: May 10, 2004


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

Date: May 10, 2004


     /s/ Greg A. LeClaire
----------------------------------
Greg A. LeClaire
Chief Financial Officer

                                                                     Exhibit 3

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Utah Medical Products, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kevin
L. Cornwell, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




  /s/ Kevin L. Cornwell
--------------------------------
Kevin L. Cornwell
Chief Executive Officer
May 10, 2004


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

                                                                      Exhibit 4

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Utah Medical Products, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Greg A. LeClaire, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


     /s/ Greg A. LeClaire
-----------------------------------
Greg A. LeClaire
Chief Financial Officer
May 10, 2004


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.