Form 10QSB
period 2004-06-30
UTAH MEDICAL PRODUCTS INC
filed 2004-08-05
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: June 30, 2004                     Commission File No. 0-11178
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
                                    --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                              -
     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X   No
                                                -
     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 4, 2004: 4,520,472.
                                      ----------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                               INDEX TO FORM 10-Q
                               ------------------




PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

   Item 1. Financial Statements

         Consolidated Condensed Balance Sheets as of
         June 30, 2004 and December 31, 2003 ................................. 1

         Consolidated Condensed Statements of Income for the
         three and six months ended June 30, 2004 and June 30, 2003 .......... 2

         Consolidated Condensed Statements of Cash Flows for the
         six months ended June 30, 2004 and June 30, 2003 .................... 3

         Notes to Consolidated Condensed Financial Statements ................ 5

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..................... 7

   Item 3. Quantitative and Qualitative Disclosures about Market Risk ....... 11

   Item 4. Controls and Procedures .......................................... 12


PART II - OTHER INFORMATION

   Item 2. Changes in Securities, Use of Proceeds and
           Issuer Purchases of Equity Securities ............................ 13

   Item 6. Exhibits and Reports on Form 8-K ................................. 13


SIGNATURES .................................................................. 14

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                      UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                           JUNE 30, 2004 AND DECEMBER 31, 2003
                                     (in thousands)

                                                        (unaudited)            (audited)
ASSETS                                                JUNE 30, 2004   DECEMBER 31, 2003
------                                                -------------   -----------------
Current assets:
    Cash                                                   $  1,311            $    762
    Investments, available-for-sale                          20,733                 722
    Accounts receivable - net                                 3,500               3,326
    Inventories                                               3,356               3,268
    Litigation receivable                                         -              24,884
    Other current assets                                        959                 940
                                                           --------            --------
       Total current assets                                  29,859              33,902
                                                           --------            --------

Property and equipment - net                                  8,737               9,005
                                                           --------            --------

Goodwill                                                      9,479               8,533
Goodwill - accumulated amortization                          (2,288)             (2,288)
                                                           --------            --------
       Goodwill - net                                         7,191               6,245
                                                           --------            --------

Other intangible assets                                       2,718               2,708
Other intangible assets - accumulated amortization           (2,200)             (2,166)
                                                           --------            --------
       Other intangible assets - net                            518                 542
                                                           --------            --------

       TOTAL                                               $ 46,305            $ 49,694
                                                           ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
    Accounts payable                                       $    526            $    368
    Accrued expenses                                          4,289              12,129
                                                           --------            --------
       Total current liabilities                              4,815              12,497
                                                           --------            --------

Deferred income taxes                                           641                 665
                                                           --------            --------

       Total liabilities                                      5,456              13,162
                                                           --------            --------

Stockholders' equity:
    Preferred stock - $.01 par value; authorized - 5,000
      shares; no shares issued or outstanding
    Common stock - $.01 par value; authorized - 50,000
      shares; issued - June 30, 2004, 4,522 shares
      December 31, 2003, 4,544 shares                            45                  45
    Accumulated other comprehensive income                     (414)               (260)
    Retained earnings                                        41,218              36,747
                                                           --------            --------
       Total stockholders' equity                            40,849              36,532
                                                           --------            --------

       TOTAL                                               $ 46,305            $ 49,694
                                                           ========            ========

see notes to consolidated condensed financial statements

                        UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
                 THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                                 (in thousands - unaudited)

                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JUNE 30,                 JUNE 30,
                                             --------------------      --------------------
                                               2004         2003        2004          2003
                                             -------      -------      -------      -------
NET SALES                                    $ 6,827      $ 6,840      $13,443      $13,717

COST OF SALES                                  2,893        2,807        5,658        5,706
                                             -------      -------      -------      -------

        Gross Margin                           3,934        4,033        7,785        8,011
                                             -------      -------      -------      -------

EXPENSES:

     Selling, general and administrative       1,224        1,253        2,380        2,445
     Research & development                       82           68          147          142
                                             -------      -------      -------      -------

        Total                                  1,306        1,321        2,527        2,587
                                             -------      -------      -------      -------

        Income from Operations                 2,628        2,712        5,258        5,424

OTHER INCOME                                     178           85          332          165
                                             -------      -------      -------      -------

        Income Before Income Tax Expense       2,806        2,797        5,590        5,589

INCOME TAX EXPENSE                               965          960        1,923        1,964
                                             -------      -------      -------      -------

        Income Before Extraordinary Item     $ 1,841      $ 1,837      $ 3,667      $ 3,625
                                             -------      -------      -------      -------

EXTRAORDINARY ITEM - Gain from Litigation,
     net of income taxes of $2,361                -             -        3,349            -

     Net Income                              $ 1,841      $ 1,837      $ 7,016      $ 3,625
                                             =======      =======      =======      =======

BASIC EARNINGS PER SHARE
     Before Extraordinary Item               $  0.41      $  0.41      $  0.81      $  0.81
     Extraordinary Item                            -            -         0.74            -
                                             -------      -------      -------      -------
        Total                                $  0.41      $  0.41      $  1.56      $  0.81
                                             =======      =======      =======      =======

DILUTED EARNINGS PER SHARE
     Before Extraordinary Item               $  0.38      $  0.38      $  0.76      $  0.75
     Extraordinary Item                            -            -         0.70            -
                                             -------      -------      -------      -------
        Total                                $  0.38      $  0.38      $  1.46      $  0.75
                                             =======      =======      =======      =======

SHARES OUTSTANDING - BASIC                     4,492        4,482        4,504        4,463
                                             =======      =======      =======      =======

SHARES OUTSTANDING - DILUTED                   4,794        4,848        4,819        4,833
                                             =======      =======      =======      =======

see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                           (in thousands - unaudited)

                                                                 JUNE 30,
                                                          ---------------------
                                                             2004         2003
                                                          ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  7,016    $  3,625
                                                          ---------    --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                             429         508
     Recovery of losses on accounts receivable                  (4)         (3)
     Loss on disposal of assets                                  5           4
     Deferred income taxes                                      71        (213)
     Tax benefit attributable to exercise of stock options     182         216
  Changes in operating assets and liabilities:
        Accounts receivable - trade                           (212)       (167)
        Accrued interest and other receivables                  21         253
        Litigation receivable                               24,884           -
        Inventories                                           (106)       (367)
        Prepaid expenses                                      (114)        (53)
        Accounts payable                                       165         (24)
        Accrued expenses                                    (8,508)       (497)
                                                          ---------    --------
           Total adjustments                                16,814        (343)
                                                          ---------    --------
           Net cash provided by operating activities        23,830       3,282
                                                          ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
     Property and equipment                                   (259)       (123)
     Intangible assets                                         (10)          -
Purchases of investments                                   (22,103)          -
Proceeds from the sale of investments                        2,168           -
Net cash paid in acquisition                                (1,012)          -
                                                          ---------    --------
           Net cash used in investing activities           (21,217)       (123)
                                                          ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options             1,012         382
Common stock purchased and retired                          (3,057)       (385)
Common stock purchased and retired - options                    (6)        (71)
Proceeds from note payable                                       -           -
Repayments of note payable                                       -      (3,088)
                                                          ---------    --------
           Net cash used in financing activities            (2,051)     (3,163)
                                                          ---------    --------

Effect of exchange rate changes on cash                        (14)         18

NET INCREASE IN CASH                                           549          15

CASH AT BEGINNING OF PERIOD                                    762         285
                                                          ---------    --------

CASH AT END OF PERIOD                                     $  1,311    $    300
                                                          =========   =========

see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                                   Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      (in thousands)
                                                           Six Months Ended
                                                               JUNE 30,
                                                        ---------------------
                                                           2004        2003
                                                        ---------   ---------

      Cash paid during the period for income taxes      $ 12,000    $  1,856
      Cash paid during the period for interest          $      -    $     42

During the six months ended June 30, 2004 the Company purchased all of the outstanding stock of Abcorp Medical, Inc.
The Company paid cash, and recorded net assets from the acquisition as follows:

Cash                                                                $    11
Accounts receivable                                                     127
Inventory                                                                25
Prepaid Insurance                                                        18
Equipment, net                                                           16
Accounts payable                                                        (96)
Accrued expenses                                                        (25)
Intangibles                                                             946
                                                                    ---------
Total cash paid                                                       1,022
Less cash received                                                      (11)
                                                                    ---------
      Net cash investment                                           $ 1,012

see notes to consolidated condensed financial statements

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

(1) The unaudited financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2003. Although the accompanying financial statements have not been examined by independent accountants in accordance with auditing standards generally accepted in the United States, in the opinion of management, such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2) Inventories at June 30, 2004 and December 31, 2003 (in thousands) consisted of the following:

                                       June 30,              December 31,
                                         2004                    2003
                                       -------                ---------
    Finished goods                      $1,317                 $ 1,495
    Work-in-process                        722                     631
    Raw materials                        1,317                   1,142
                                        ------                   -----
    Total                               $3,356                  $3,268
                                        ======                  ======

(3) Stock-Based Compensation. At June 30, 2004 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                    Three Months Ended      Six Months Ended
                                                          June 30,               June 30,
                                                    ------------------      -----------------
                                                     2004        2003        2004        2003
                                                     ----        ----        ----        ----

Net Income as reported                              $1,841      $1,837      $7,016      $3,625

Deduct:
  Total stock-based employee compensation expense
determined under fair value based method for all
awards net of related tax effects                     -103         -44        -184         -83
                                                      ----         ---        ----         ---
Net income pro forma                                $1,738      $1,793      $6,832      $3,542

Earnings per share:
      Basic - as reported                            $0.41       $0.41       $1.56       $0.81
      Basic - pro forma                              $0.39       $0.40       $1.52       $0.79
      Diluted - as reported                          $0.38       $0.38       $1.46       $0.75
      Diluted - pro forma                            $0.36       $0.37       $1.42       $0.73

(4) Comprehensive Income. Comprehensive income (in thousands) for the three and six months ending June 30, 2004 was $1,831 and $6,914 net of taxes, respectively. The components used to calculate comprehensive income for the two periods were foreign currency translation adjustments of ($13) and ($107), and unrealized holding gains of $3 and $5, respectively.

(5)  Forward-Looking Information
     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "should," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.
     General risk factors that may impact the Company's revenues include the market acceptance of competitive products, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UTMD's products at lower prices, the timing and market acceptance of UTMD's own new product introductions, UTMD's ability to efficiently manufacture its products, including the reliability of suppliers, success in gaining access to important global distribution channels, marketing success of UTMD's distribution and sales partners, budgetary constraints, the timing of regulatory approvals for newly introduced products, third party reimbursement, and access to U.S. hospital customers, as that access may continue to be constrained by group purchasing decisions.
     Risk factors, in addition to the risks outlined in the previous paragraph that may impact the Company's assets and liabilities, as well as cash flows, include risks inherent to companies manufacturing products used in health care including claims resulting from the improper use of devices and other product liability claims, defense of the Company's intellectual property, productive use of assets in generating revenues, management of working capital including inventory levels required to meet delivery commitments at a minimum cost, and timely collection of accounts receivable.
     Additional risk factors that may affect non-operating income include the continuing viability of the Company's technology license agreements, actual cash and investment balances, asset dispositions, and acquisition activities that may require external funding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
        The Company's Form 10-K Annual Report for the year ended December 31, 2003 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per-share amounts or where otherwise noted.
        UTMD manufactures and markets a well-established range of specialty medical devices. The general characteristics of UTMD's business have not materially changed over the last several reporting periods, except for the Tyco patent infringement damages and interest recognized in fourth quarter (4Q) 2003 and first quarter (1Q) 2004. In 1Q 2004, UTMD recognized extraordinary non-operating income of $6,060 from damages and interest for infringing product sold after the January 2002 jury verdict regarding a patent infringement lawsuit with Tyco International. (The Company previously recognized $24,884 from the Federal Court's September 2002 judgment.) Associated with this extraordinary first half (1H) 2004 operating income were extraordinary G&A Expenses (included in Operating Expenses) of $350. These expenses were due to bonuses and additional litigation expenses.
        In management's opinion, the event in 1H 2004 of recognizing the additional Tyco patent infringement damages has an impact on the income statement that does not allow a meaningful comparison of financial ratios and other financial measures with 1H 2003. Consequently, this MD&A of the income statement for 1H adjusts out the following items related to the extraordinary event, prior to making comparisons with 1H 2003:


INCOME STATEMENT                                              adjustment
----------------                                              ----------
Extraordinary item - after tax gain from litigation             (3,349)
  Note: Income statement comparisons which follow, including earnings per share, are "before extraordinary item".

Analysis of Results of Operations
   a) Overview
      In second quarter (2Q) 2004, UTMD's consolidated global sales were approximately the same as in 2Q 2003. UTMD achieved the following profitability measures for 2Q 2004 compared to 2Q 2003:
                                                           2Q 04       2Q 03
                                                           -----       -----
    Gross Profit Margin (gross profits/ sales):            57.6%       59.0%
    Operating Profit Margin (operating profits/ sales):    38.5%       39.6%
    Net Profit Margin (profit after taxes/ sales):         27.0%       26.9%
  2Q 2004 EPS increased 1.3% to $.38 on a diluted basis.

      For 1H 2004, UTMD's consolidated global sales decreased 2% relative to 1H 2003. The Company achieved the following profitability measures for 1H 2004 compared to 1H 2003:
                                                           1H 04       1H 03
                                                           -----       -----
    Gross Profit Margin (gross profits/ sales):            57.9%       58.4%
    Operating Profit Margin (operating profits/ sales):    39.1%       39.5%
    Net Profit Margin (profit after taxes/ sales):         27.3%       26.4%
  1H 2004 EPS increased 1.4% to $.76 on a diluted basis. EPS for the last twelve months (LTM) were $1.51.

   b) Revenues
      Revenue from product sales is generally recognized by UTMD at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company accrues provisions for the estimated costs that may be incurred for product warranties and unforeseen uncollectible accounts.
      UTMD believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of SAB 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable and the collectibility is reasonably assured. A few exceptions to the "delivery has occurred" revenue recognition policy occur from time to time with certain overseas customers or other medical device firms where UTMD has supply contracts that require certain payments prior to shipment, whether or not product is actually shipped.

      Sales in 2Q 2004 were about the same as 2Q 2003, following a decrease of 4% in 1Q 2004 compared to 1Q 2003. The 2Q sales trend improvement came from better international sales, improved CMI OEM molding sales and a mid-quarter acquisition of Abcorp Medical, UTMD's vendor for external fetal monitoring belts.
      International sales increased 5% while domestic sales decreased 2% in 2Q 2004 compared to 2Q 2003. International sales were $1,603 in 2Q 2004 compared to $1,522 in 2Q 2003. International sales were 23% of total sales in 2Q 2004, up from 22% in 2Q 2003. Shipments, including intercompany, from UTMD's Ireland facility were down 4% in US Dollar terms, and 9% in EURO terms.
      1H 2004 sales decreased 2% compared to 1H 2003. International sales increased 1% while domestic sales decreased 3%. International sales were $3,105 in 1H 2004 compared to $3,079 in 1H 2003. International sales were 23% of total sales in 1H 2004, up from 22% in 1H 2003. 1H 2004 shipments, including intercompany, from UTMD's Ireland facility were down 7% in US Dollar terms, and 16% in EURO terms compared to 1H 2003.

Global revenues by product category:
     1. Obstetrics. 2Q 2004 obstetrics product sales were $2,830 compared to $2,828 in 2Q 2003. 1H 2004 obstetric sales were $5,401 compared to $5,607 in 1H 2003.
     2. Gynecology/ Electrosurgery/ Urology. 2Q 2004 Gyn/ES/Uro product sales were $1,298 compared to $1,376 in 2Q 2003. 2Q 2004 international sales in this product category declined from $319 in 2Q 2003 to $212. In 1H 2004, Gyn/ES/Uro sales were $2,651 compared to $2,787 in 1H 2003.
     3. Neonatal. 2Q 2004 neonatal product sales were $996 compared to $987 in 2Q 2003. Neonatal sales were $2,017 in 1H 2004, compared to $1,969 in 1H 2003.
     4. Blood Pressure Monitoring and Accessories (BPM). 2Q 2004 BPM sales were $1,703 compared to $1,649 in 2Q 2003. This category includes molded components sold to OEM customers. BPM sales were $3,375 in 1H 2004, compared to $3,354 in 1H 2003.

     c)  Gross Profit
      UTMD's average gross profit margin (GPM), gross profits as a percentage of sales, was 57.6% and 57.9% in 2Q and 1H 2004, respectively, compared to 59.0% and 58.4% in 2Q and 1H, 2003, respectively. The differences in GPM were due to a higher percentage of sales in 2004 of lower-margin products. UTMD's prices for its products have remained about the same relative to the prior year.
      Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.
      UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a highly complex and competitive medical device marketplace. Management expects to continue to achieve its GPM target during the remainder of 2004. Expected favorable influences include growth in sales volume without a similar increase in manufacturing overhead expenses, and a continued emphasis on reengineering products to reduce material costs. Expected unfavorable influences are continued competitive pressure on pricing, higher labor-related costs and a continued increase in sales of lower margin products.

     d)  Operating Profit
      2Q 2004 operating profits decreased to $2,628 from $2,712 in 2Q 2003, and to $5,258 in 1H 2004 from $5,424 in 1H 2003. Total operating expenses, including sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses, were 19.1% of sales in 2Q 2004, compared to 19.3% in 2Q 2003. Total operating expenses were 18.8% of sales in 1H 2004, compared to 18.9% of sales in 1H 2003. 2Q and 1H 2004 operating profit margins were 38.5% and 39.1% of sales, respectively, compared to 39.6% and 39.5% of sales in 2Q and 1H 2003, respectively.
      S&M expenses in 2Q 2004 were $625 or 9.2% of sales compared to $627, also 9.2% of sales in 2Q 2003. S&M expenses in 1H 2004 were $1,187 or 8.8% of sales compared to $1,196 or 8.7% of sales in 1H 2003. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. Looking forward, UTMD plans higher S&M expenses during the remainder of 2004 due to Group Purchasing Organization fees along with higher marketing expenses, but intends to manage S&M expenses to remain about 9% of total 2004 consolidated sales.

      R&D expenses in 2Q 2004 were $82 or 1.2% of sales compared to $69 or 1.0% of sales in 2Q 2003. R&D expenses in 1H 2004 were $147 or 1.1% of sales compared to $142 or 1.0% of sales in 1H 2003. In 2004, UTMD will opportunistically employ R&D resources to invest where management anticipates it can get a significant return with future new products. Management expects R&D expenses during 2004 as a whole to be approximately 1-2% of sales.
      G&A expenses in 2Q 2004 were $599 or 8.8% of sales compared to $626 or 9.2% of 2Q 2003 sales. G&A expenses in 1H 2004 were $1,192 or 8.9% of sales compared to $1,249 or 9.1% of 1H 2003 sales. In addition to legal costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002. Management expects G&A expenses during 2004 to remain about 9% of sales.

     e)  Non-operating income
      Non-operating income in 2Q 2004 was $178 compared to $85 in 2Q 2003, and $332 in 1H 2004 compared to $165 in 1H 2003. In 2Q and 1H 2003, UTMD paid $16 and $42 in interest, respectively, on its line of credit balance, which was paid off in 3Q 2003. In contrast, in 2Q and 1H 2004 UTMD paid no interest because its line of credit balance was zero, and received $68 and $116, respectively, in interest, dividends and capital gains income from investing cash balances. Royalty income, which UTMD receives from licensing its technology to other companies, was approximately the same for the same periods in both years.

     f)  Earnings Before Income Taxes
      2Q and 1H 2004 earnings before income taxes (EBT) were essentially the same as in 2Q and 1H 2003, $2,806 compared to $2,797 and $5,590 compared to $5,589. 2Q 2004 EBT margin was 41.1% of sales compared to 40.9% in 2Q 2003. The 1H 2004 EBT margin was 41.6% of sales compared to 40.7% in 1H 2003.

     g)  Net Income and Earnings per Share
      UTMD's net profit margin (NPM), net income (after taxes) expressed as a percentage of sales, was 27.0% and 27.3% for 2Q and 1H 2004, respectively, compared to 26.9% and 26.4% in 2Q and 1H 2003, respectively. 2Q 2004 net income was about the same as 2Q 2003, $1,841 compared to $1,834. 1H 2004 net income increased 1% to $3,667 compared to $3,625 in 1H 2003. UTMD's effective income tax rate was 34.4% in both 2Q and 1H 2004, compared to 34.3% and 35.1% in 2Q and 1H 2003, respectively. The 34.4% rate is consistent with UTMD's income tax rate for the past 2 years. UTMD's tax rate for the remainder of 2004 may be slightly higher than in 2003, but this is difficult to predict. Fluctuations in the tax rate have resulted from 1) extraterritorial income exclusions, 2) differences in distribution of state income taxes, 3) differences in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products, 4) increases in marginal tax rates for EBT above $10 million, and 5) other factors such as the R&D tax credit.
      1H 2004 net income including extraordinary items was $7,016, Income taxes were $2,361 (a 41.4% tax rate) on 1Q 2004 extraordinary earnings of $5,710.
      Diluted 2Q 2004 Earnings per Share (EPS) increased 1.3% compared to 2Q 2003. Because of rounding, reported EPS were $.38 in both periods. Diluted 1H 2004 EPS increased 1.4% to $.76 from $.75 in 1H 2003. 2Q and 1H 2004 weighted average number of diluted common shares (the number used to calculate diluted
EPS) were 4,794,000 and 4,819,000 compared to 4,848,000 and 4,833,000 shares in
2Q and 1H 2003, respectively. The Company repurchased 14,596 shares in 2Q 2004 and 124,843 shares in 1H 2004. Exercises of employee options in 2Q 2004 added 82,847 shares, and 103,562 shares in 1H 2004 (net of shares swapped by employees as payment for the option exercise cost). In addition, the market increase in UTMD's stock price had a retarding effect on EPS growth as a result of the dilution calculation for unexercised options with an exercise price below the current stock market value. The dilution calculation added 302,000 and 315,000 shares to actual weighted average shares outstanding in 2Q and 1H 2004 respectively, compared to 366,000 and 370,000 shares in 2Q and 1H 2003 because fewer unexercised options were outstanding in 2004. Actual outstanding common shares as of the end of 2Q 2004 were 4,522,500 compared to 4,504,400 at the end of 2Q 2003, which includes all options exercised during the intervening year.
      Including extraordinary earnings, diluted 1H 2004 EPS were $1.46.

     h)  Return on Shareholders' Equity (ROE)
      ROE is equal to net profits divided by average shareholder equity during a specific time period. Annualized ROE in 1H 2004 was 31%, compared to 41% in 1H 2003. UTMD's ROE has averaged about 30% over the last 15 years. UTMD expects to be able to achieve 30% ROE again for calendar year 2004. Share repurchases will have a beneficial impact on ROE as long as the Company sustains its net profit performance because shareholder equity is reduced by the cost of the shares repurchased.

Liquidity and Capital Resources
   i) Cash flows
      Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $23,830 in 1H 2004 compared to $3,282 in 1H 2003. Impact of the extraordinary item (Tyco patent infringement damages) in 1H 2004 was approximately $21,803, resulting in net cash provided by operating activities of $2,027 in 1H 2004 if the impact of the extraordinary item is ignored, a decrease of $1,255 compared to 1H 2003
      The Company expended $22,103 in 1H 2004 to purchase investments, made possible by receipt of cash from the extraordinary item. The Company received $2,168 from the sale of investments. UTMD spent $1,012 in 2Q 2004 to acquire Abcorp, its vendor for external fetal monitoring belts. Please see the table on page 4 for detail of the Abcorp assets purchased. UTMD spent $259 during 1H 2004 for purchases of property and equipment (P&E), and $10 for intangible assets. In 1H 2003 the Company used $123 to purchase property and equipment. This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.
      In 1H 2004, UTMD received $1,012 and issued 103,562 shares of stock upon the exercise of employee stock options. Employees exercised a total of 104,762 option shares in 1H 2004, with 1,200 shares immediately being retired as a result of the individual trading the shares in payment of the exercise price of the options. UTMD paid $6 in 1H 2004 to meet tax obligations on option exercises. Option exercises in 1H 2004 were at an average price of $9.95 per share. UTMD repurchased 124,843 shares of stock in the open market at a cost of $3,057 during 1H 2004. Share repurchases in the open market were at an average cost of $24.49 per share, including commissions and fees. In 1H 2003, the Company received $382 from issuing 82,069 shares of stock on the exercise of employee stock options. Employees exercised a total of 122,057 option shares in 1H 2003, with 39,988 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options and the related tax withholding requirements. UTMD paid $71 in 1H 2003 to meet those tax withholding requirements. The Company repurchased 20,900 shares of stock in the open market at a cost of $385 in 1H 2003.
      During 1H 2004 UTMD's line of credit was not used. In 1H 2003, UTMD made repayments of $3,088 on its note payable, while receiving $0 in proceeds from the note. UTMD paid off the outstanding balance of the note in September 2003.
      Significantly, due largely to extraordinary income, UTMD paid $12.0 million in income taxes in 1H 2004, compared to $1.9 million in 1H 2003.
      Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned capital expenditures during the remainder of 2004 are expected to be in the range of $400-500 to keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UTMD plans to use cash for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases if the price of the stock remains undervalued, and if available for a reasonable price, acquisitions that strategically fit UTMD's business and are accretive to performance. The revolving credit line will continue to be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

     j)  Assets and Liabilities
      Compared to the audited December 31, 2003 balances, June 30, 2004 total assets were $3,389 lower and current assets were $4,043 lower. The decreases resulted primarily from the cash payment of income taxes due on the $30,944 received from TYCO on January 20, 2004. On the liabilities side, total liabilities were $7,705 lower and current liabilities were $7,682 lower. Inventories increased $88 in 1H 2004, after being up $334 as of March 31, 2004. UTMD intends to decrease inventory balances during the remainder of 2004. UTMD expects that asset turns will decrease during the remainder of 2004 because of extraordinary cash and investments balances, unless UTMD makes a substantial acquisition, repurchases stock or takes some other action that utilizes a lot of cash. Net property and equipment decreased $268 primarily due to a $184 decrease in the dollar-denominated value of Ireland P&E. The U.S. dollar increased about 3% relative to the EURO in 1H 2004. Depreciation of $395 of existing assets exceeded $259 in new asset purchases. Goodwill increased $946 as a result of the Abcorp acquisition. Net intangible assets, excluding goodwill, decreased $24 as a result of amortization of patents and other intellectual property partially offset by $10 in new intangible purchases. At June 30, 2004, net intangible assets including goodwill were 17% of total assets, compared to 14% at year-end 2003.

      Cash (and equivalent) balances were $1,311 at June 30, 2004, compared to $762 on December 31, 2003. UTMD maintains "sweep" accounts that move any unneeded cash for day-to-day operations to an interest bearing investment account.
      Average inventory turns improved to 3.3 times in 2Q 2004 from 3.2 times in the prior quarter, and 3.1 times in 4Q 2003. Receivables balances as of June 30, 2004 yielded average "days in receivables" of 47 days, within management's target. At the end of 2003 and June 30, 2003, respectively, days in receivables were 46 and 45.
      As of June 30, 2004, UTMD's total debt ratio (total liabilities/ total assets) decreased to 12% from 27% on December 31, 2003. Absent a large use of cash for a new acquisition and/or additional significant share repurchases, UTMD expects the debt ratio to continue to decrease throughout 2004 as all remaining taxes due on the extraordinary income are paid.

Other Financial Measures
   k) EBITDA
      EBITDA is not defined or described by Generally Accepted Accounting Principles (GAAP). As such, EBITDA is not considered to be prepared in accordance with GAAP, is not a measure of liquidity and is not a measure of operating results. However, the components of EBITDA are prepared in accordance with GAAP, and UTMD believes that EBITDA is an important measure of the Company's financial performance and well-being.
       EBITDA is EBT plus depreciation and amortization expenses plus interest expenses resulting from financing activities. EBITDA excluding the extraordinary item is calculated as follows, with all three components as reported according to GAAP in the attached statements of income and statements of cash flows:

                                               1H 2004     1H 2003
                                               -------     -------
Income Before Income Tax Expense                $5,590      $5,589
Depreciation and Amortization                      429         508
Interest Expense                                     -          42
                                               -------     -------
     Total = EBITDA:                            $6,019      $6,140

      The EBITDA above is a measure of UTMD's ability to generate cash from normal operations. As a ratio of sales, normal EBITDA was 45% in both 1H 2004 and 1H 2003. 1H 2004 EBITDA including the extraordinary item was $11,729.

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

        1H 2004 performance was consistent with achieving the previously stated plan.


Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        On January 1, 2002, UTMD converted the functional currency of its Irish manufacturing operations, including related assets, to the EURO currency consistent with conversion of Ireland and many other Western European countries to the new common EURO currency. The Company's Irish operations were previously denominated in Irish Pounds. UTMD sells products under agreements denominated in USD and EURO. The exchange rate was 0.8218 EURO per USD as of June 30, 2004, and
0.8675 EURO per USD as of June 30, 2003. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control or anticipation of UTMD. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

   The following table details purchases by UTMD of its own securities during 2Q 2004.

                                    ISSUER PURCHASES OF EQUITY SECURITIES

                                                          Total Number of            Maximum Number (or
                                                        Shares Purchased as    Approximate Dollar Value) of
                      Total Number of      Average        Part of Publicly     Shares that May be Purchased
                           Shares        Price Paid      Announced Plans or         Under the Plans or
     Period            Purchased (1)      per Share         Programs (1)               Programs (1)
-----------------      -------------      ---------         ------------               ------------
4/01/04 - 4/30/04           2,000          $ 24.72              2,000
5/01/04 - 5/31/04          12,596            25.25             12,596
6/01/04 - 6/30/04               -                -                  -
-----------------      -------------      ---------         ------------               ------------
       Total               14,596          $ 25.18             14,596

(1) In 2Q 2004 UTMD repurchased an aggregate of 14,596 shares of its common stock at an average cost of $25.18 per share pursuant to a continued open market repurchase program initially announced in August 1992. Since 1992 through 1H 2004, the Company has repurchased 5,548,870 shares at an average cost of $10.16 per share including broker commissions and fees in open market transactions. In addition, the Company conducted tender offer transactions in which it purchased an additional 2,775,742 shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased over 8.3 million of its shares at an average price of $10.02 per share since 1992. To complete the picture relating to current shares outstanding, since 1992 the Company's employees and directors have exercised and purchased 1.4 million option shares at an average price of $6.19 per share. All options were awarded at the market value of the stock on the date of the award.

   The frequency of UTMD's open market share repurchases depends on the availability of sellers. Since the conclusion of its November 2002 tender offer, the Company has repurchased shares on a total of thirty-two trading days, about 8% of the total trading days available. The board of directors has not established an expiration date or a maximum dollar or share limit for UTMD's continuing and long term pattern of open market share repurchases.

   The purpose of UTMD's ongoing share repurchases is to maximize the value of the Company for its continuing shareholders, and maximize its return on shareholder equity by employing excess cash generated by effectively managing its business. UTMD does not intend to repurchase shares that would result in terminating its Nasdaq National Market listing.


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits:
                    SEC
  Exhibit #     Reference #   Title of Document
  ---------     -----------   -----------------

      1             31        Certification of CEO pursuant to Rule 13a-14(a)
                              as adopted pursuant to Section 302 of the
                              Sarbanes-Oxley Act of 2002
      2             31        Certification of Principal Financial Officer
                              pursuant to Rule 13a-14(a) as adopted pursuant to
                              Section 302 of the Sarbanes-Oxley Act of 2002
      3             32        Certification of CEO pursuant to 18 U.S.C.
                              ss.1350, as Adopted Pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002
      4             32        Certification of Principal Financial Officer
                              pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b)  Reports on Form 8-K:
      On April 20, 2004, UTMD filed a report on Form 8-K, Item 12, Results of Operations and Financial Condition, reporting financial results for first quarter 2004.
      On May 11, 2004, UTMD filed a report on Form 8-K, Item 5, Other Events, announcing that it is instituting a regular quarterly cash dividend.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        UTAH MEDICAL PRODUCTS, INC.
                                        ---------------------------
                                        REGISTRANT


Date:     8/5/04                        By:    /s/ Kevin L. Cornwell
      -------------                        -------------------------
                                                   Kevin L. Cornwell
                                                   CEO


Date:     8/5/04                         By:    /s/ Greg A. LeClaire
      -------------                         ------------------------
                                                    Greg A. LeClaire
                                                    CFO