Form 10-Q
period 2004-09-30
UTAH MEDICAL PRODUCTS INC
filed 2004-11-09
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: September 30, 2004              Commission File No. 0-11178
                                                                       -------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2004: 4,113,518.
                                        ---------

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

         Consolidated Condensed Balance Sheets as of
         September 30, 2004 and December 31, 2003 .......................... 1

         Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2004 and September 30, 2003 ....... 2

         Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003 ............ 3

         Notes to Consolidated Condensed Financial Statements .............. 5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................. 7

     Item 3. Quantitative and Qualitative Disclosures about Market Risk ... 12

     Item 4. Controls and Procedures ...................................... 12


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ............................................ 13

     Item 2. Changes in Securities, Use of Proceeds and
             Issuer Purchases of Equity Securities ........................ 13

     Item 6  Exhibits ..................................................... 14


SIGNATURES ................................................................ 14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                   CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                   -------------------------------------------
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                    ----------------------------------------
                                 (in thousands)

                                                     (unaudited)       (audited)
ASSETS                                             SEPTEMBER 30,    DECEMBER 31,
------                                             -------------    ------------
                                                            2004            2003
                                                            ----            ----
Current assets:
    Cash                                                $  2,024       $    762
    Investments, available-for-sale                       18,603            722
    Accounts receivable - net                              3,210          3,326
    Inventories                                            3,046          3,268
    Litigation receivable                                      -         24,884
    Other current assets                                     870            940
                                                        --------       --------
       Total current assets                               27,753         33,902
                                                        --------       --------

Property and equipment - net                               8,719          9,005
                                                        --------       --------

Goodwill                                                   9,479          8,533
Goodwill - accumulated amortization                       (2,288)        (2,288)
                                                        --------       --------
       Goodwill - net                                      7,191          6,245
                                                        --------       --------

Other intangible assets                                    2,718          2,708
Other intangible assets -
accumulated amortization                                  (2,218)        (2,166)
                                                        --------       --------
       Other intangible assets - net                         500            542
                                                        --------       --------

       TOTAL                                            $ 44,163       $ 49,694
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $    542       $    368
    Accrued expenses                                       3,761         12,129
                                                        --------       --------
       Total current liabilities                           4,303         12,497
                                                        --------       --------

Deferred revenue and income taxes                            707            665
                                                        --------       --------

       Total liabilities                                   5,010         13,162
                                                        --------       --------

Stockholders' equity:
    Preferred stock - $.01 par value; authorized - 5,000
      shares; no shares issued or outstanding
    Common stock - $.01 par value; authorized - 50,000
      shares; issued - September 30, 2004, 4,350 shares
      December 31, 2003, 4,544 shares                         44             45
    Accumulated other comprehensive income                  (444)          (260)
    Retained earnings                                     39,554         36,747
                                                        --------       --------
       Total stockholders' equity                         39,153         36,532
                                                        --------       --------

       TOTAL                                            $ 44,163       $ 49,694
                                                        ========       ========

see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
               ---------------------------------------------------
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
      ---------------------------------------------------------------------
                           (in thousands - unaudited)

                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                      -------------------   --------------------
                                        2004       2003        2004        2003
                                      --------   --------   ---------   --------
NET SALES                             $  6,670   $  6,761   $  20,113   $ 20,478

COST OF SALES                            2,891      2,782       8,550      8,488
                                      --------   --------   ---------   --------

    Gross Margin                         3,779      3,979      11,563     11,990
                                      --------   --------   ---------   --------

EXPENSES:

  Selling, general and administrative    1,148      1,208       3,527      3,653
  Research & development                    70         75         217        217
                                      --------   --------   ---------   --------

    Total                                1,218      1,283       3,744      3,870
                                      --------   --------   ---------   --------

    Income from Operations               2,561      2,696       7,819      8,120

OTHER INCOME                               189        107         521        273
                                      --------   --------   ---------   --------

    Income Before Income Tax Expense     2,750      2,803       8,340      8,393

INCOME TAX EXPENSE                         943        942       2,866      2,907
                                      --------   --------   ---------   --------

    Income Before Extraordinary Item  $  1,807   $  1,861    $  5,474   $  5,486
                                      --------   --------   ---------   --------

EXTRAORDINARY ITEM - Gain from
  Litigation, net of income taxes
  of $2,361                                  -          -       3,349          -

                                      --------   --------   ---------   --------
  Net Income                          $  1,807   $  1,861    $  8,823   $  5,486
                                      ========   ========   =========   ========

BASIC EARNINGS PER SHARE
  Before Extraordinary Item           $   0.41   $   0.41    $   1.22   $   1.22
  Extraordinary Item                         -          -        0.75          -
                                      --------   --------   ---------   --------
    Total                             $   0.41   $   0.41    $   1.97   $   1.22
                                      ========   ========   =========   ========

DILUTED EARNINGS PER SHARE
  Before Extraordinary Item           $   0.39   $   0.38    $   1.15   $   1.13
  Extraordinary Item                         -          -        0.70          -
                                      --------   --------   ---------   --------
    Total                             $   0.39   $   0.38    $   1.85   $   1.13
                                      ========   ========   =========   ========

SHARES OUTSTANDING - BASIC               4,428      4,579       4,479      4,502
                                      ========   ========   =========   ========

SHARES OUTSTANDING - DILUTED             4,674      4,920       4,770      4,870
                                      ========   ========   =========   ========

see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
       -------------------------------------------------------------------
                           (in thousands - unaudited)

                                                               SEPTMEBER 30,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  8,823    $  5,486
                                                           --------    --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                616         748
   Recovery of losses on accounts receivable                     (1)         (5)
   Loss on disposal of assets                                     5           4
   Deferred income taxes                                        137        (213)
   Tax benefit attributable to exercise of stock options        399         889
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                 (14)        120
    Accrued interest and other receivables                      115        (350)
    Litigation receivable                                    24,884           -
    Inventories                                                 185        (193)
    Prepaid expenses and other current assets                   (25)        (21)
    Accounts payable                                            179         (89)
    Accrued expenses                                         (9,042)       (355)
                                                           --------    --------
       Total adjustments                                     17,438         533
                                                           --------    --------
       Net cash provided by operating activities             26,261       6,020
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
   Property and equipment                                      (351)       (147)
   Intangible assets                                            (10)        (66)
Purchases of investments                                    (22,103)          -
Proceeds from the sale of investments                         4,248           -
Net cash paid in acquisition                                 (1,012)          -
                                                           --------    --------
       Net cash used in investing activities                (19,228)       (213)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options              1,055         710
Common stock purchased and retired                           (6,137)       (385)
Common stock purchased and retired - options                     (6)       (556)
Proceeds from note payable                                        -           -
Repayments of note payable                                        -      (4,956)
Dividends paid                                                 (678)          -
                                                           --------    --------
       Net cash used in financing activities                 (5,767)     (5,187)
                                                           --------    --------

Effect of exchange rate changes on cash                          (3)         20

NET INCREASE IN CASH                                          1,262         640

CASH AT BEGINNING OF PERIOD                                     762         285
                                                           --------    --------

CASH AT END OF PERIOD                                      $  2,024    $    925
                                                           ========    ========

see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
       -------------------------------------------------------------------
                                    Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  (in thousands)
                                                            Nine Months Ended
                                                               SEPTEMBER 30,
                                                               -------------
                                                             2004         2003
                                                             ----         ----

  Cash paid during the period for income taxes              $13,222     $ 2,512
  Cash paid during the period for interest                  $     -     $    47

During the nine months ended September 30, 2004 the Company purchased all of the outstanding stock of Abcorp Medical, Inc. The Company paid cash, and recorded net assets from the acquisition as follows:

Cash                                                                    $    11
Accounts receivable                                                         127
Inventory                                                                    25
Prepaid Insurance                                                            18
Equipment, net                                                               16
Accounts payable                                                            (96)
Accrued expenses                                                            (25)
Intangibles                                                                 946
                                                                        --------
Total cash paid                                                           1,022
Less cash received                                                          (11)
                                                                        --------
  Net cash investment                                                   $ 1,012





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

(2) Inventories at September 30, 2004 and December 31, 2003 (in thousands) consisted of the following:

                                        September 30,           December 31,
                                            2004                    2003
                                          --------              ------------
       Finished goods                      $1,046                 $ 1,495
       Work-in-process                        666                     631
       Raw materials                        1,334                   1,142
                                           ------                   -----
       Total                               $3,046                  $3,268
                                           ======                  ======

(3) Stock-Based Compensation. At September 30, 2004 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                  ---------------------   ---------------------
                                     2004        2003        2004        2003
                                  ---------   ---------   ---------   ---------
Net Income as reported            $   1,807   $   1,861   $   8,823   $   5,486

Deduct:

  Total stock-based employee compensation
expense determined under fair value based
method for all awards,
net of related tax effects              -96         -49        -291        -131
                                  ---------   ---------   ---------   ---------
Net income pro forma              $   1,711   $   1,812   $   8,532   $   5,355
                                  =========   =========   =========   =========
Earnings per share:
      Basic - as reported         $    0.41   $    0.41   $    1.97   $    1.22
                                  =========   =========   =========   =========
      Basic - pro forma           $    0.39   $    0.40   $    1.91   $    1.19
                                  =========   =========   =========   =========
      Diluted - as reported       $    0.39   $    0.38   $    1.85   $    1.13
                                  =========   =========   =========   =========
      Diluted - pro forma         $    0.37   $    0.37   $    1.79   $    1.10
                                  =========   =========   =========   =========

(4) Comprehensive Income. Comprehensive income (in thousands) for the three and nine months ending September 30, 2004 was $1,762 and $8,677 net of taxes, respectively. The components used to calculate comprehensive income for the two periods were foreign currency translation adjustments of $27 and ($80), and unrealized holding losses of ($72) and ($67), respectively.

(5)  Forward-Looking Information
     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "should," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.
     General risk factors that may impact the Company's revenues include the market acceptance of competitive products, obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UTMD's products at lower prices, the timing and market acceptance of UTMD's own new product introductions, UTMD's ability to efficiently manufacture its products, including the reliability of suppliers, success in gaining access to important global distribution channels, marketing success of UTMD's distribution and sales partners, budgetary constraints, the timing of regulatory approvals for newly introduced products, the outcome of regulatory audit and inspections of compliance with good manufacturing practices, the resolution of disputes, including pending litigation, with regulatory authorities, third party reimbursement, and access to U.S. hospital customers, as that access may continue to be constrained by group purchasing decisions.
     Risk factors, in addition to the risks outlined in the previous paragraph that may impact the Company's assets and liabilities, as well as cash flows, include risks inherent to companies manufacturing products used in health care including claims resulting from the improper use of devices and other product liability claims, defense of the Company's intellectual property, productive use of assets in generating revenues, management of working capital including inventory levels required to meet delivery commitments at a minimum cost, and timely collection of accounts receivable.
     Additional risk factors that may affect non-operating income include the continuing viability of the Company's technology license agreements, actual cash and investment balances, asset dispositions, and acquisition activities that may require external funding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
        UTMD manufactures and markets a well-established range of specialty medical devices. The Company's Form 10-K Annual Report for the year ended December 31, 2003 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per-share amounts or where otherwise noted.
        In first quarter (1Q) 2004, UTMD recognized extraordinary non-operating income of $6,060 from damages and interest regarding a patent infringement lawsuit with Tyco International. (The Company had previously recognized $24,884 in 4Q 2003.) Associated with this extraordinary income recognized in 1Q 2004 were extraordinary G&A Expenses (included in Operating Expenses) of $350. These expenses were due to bonuses and litigation costs. In management's opinion, the 1Q 2004 extraordinary event has an impact on the nine months (9M) 2004 income statement that does not allow a meaningful comparison of financial ratios and other financial measures with 9M 2003. Neither third quarter (3Q) 2004 nor 3Q 2003 included extraordinary income related to the Tyco patent infringement damages. This MD&A of the income statement for 9M 2004 adjusts out the following items related to the 1Q 2004 extraordinary event prior to making comparisons with 9M 2003:

INCOME STATEMENT                                              adjustment
----------------                                              ----------
Extraordinary item - after tax gain from litigation             (3,349)

Analysis of Results of Operations
   a) Overview
      In 3Q 2004, UTMD's consolidated global sales decreased 1% compared to 3Q 2003. UTMD achieved the following profitability measures for 3Q 2004, in comparison with 3Q 2003:
                                                           3Q 04       3Q 03
                                                           -----       -----
    Gross Profit Margin (gross profits/ sales):            56.6%       58.9%
    Operating Profit Margin (operating profits/ sales):    38.4%       39.9%
    Net Profit Margin (profit after taxes/ sales):         27.1%       27.5%
  3Q 2004 EPS increased 2.2% to $.39 on a diluted basis.

         Income statement comparisons for 9M which follow, including earnings per share, are "before extraordinary item". For 9M 2004, UTMD's consolidated global sales decreased 2% relative to 9M 2003. The Company achieved the following profitability measures for 9M 2004, in comparison with 9M 2003:
                                                           9M 04       9M 03
                                                           -----       -----
    Gross Profit Margin (gross profits/ sales):            57.5%       58.6%
    Operating Profit Margin (operating profits/ sales):    38.9%       39.7%
    Net Profit Margin (profit after taxes/ sales):         27.2%       26.8%
  9M 2004 EPS increased 1.9% to $1.15 on a diluted basis. EPS for the last twelve months (LTM), excluding extraordinary income from the Tyco patent infringement in 4Q 2003 and 1Q 2004, were $1.52.

   b) Revenues
      Revenue from product sales is generally recognized by UTMD at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company accrues provisions for the estimated costs that may be incurred for product warranties and unforeseen uncollectible accounts.
      UTMD believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. This policy meets the criteria of SAB 101 in that there is persuasive evidence of an existing contract or arrangement, delivery has occurred, the price is fixed and determinable, and collectibility is reasonably assured. Exceptions to the "recognized at time of shipment" revenue policy occur with certain overseas customers, and other medical device (OEM) customers, where UTMD has supply contracts that require customer payment on a completion of work schedule, or prior to making physical shipment in order to reduce UTMD credit risk.

      Sales in 3Q 2004 decreased 1% compared to 3Q 2003. Ignoring the effect of a special U.S. hospital customer loyalty discount (the Discount) in effect from August 20 through the end of the quarter, UTMD's 3Q 2004 sales were 1% higher than 3Q 2003, and about the same as in the prior 2Q 2004. The actual amount of the Discount in 3Q 2004 was $153.
       Compared to 3Q 2003, 3Q 2004 domestic direct sales were down 3%. Without the Discount, domestic direct sales (majority of which were U.S. hospital customers) were about the same as 3Q 2003. The decline in net domestic sales was mitigated by the Abcorp acquisition in 2Q 2004. Domestic OEM sales (sales of components to other companies) were down 13% compared to 3Q 2003. The primary component of the weaker OEM sales was CMI molding, which was down 40%. The OEM sales pattern is uneven quarter-to-quarter because customers tend to purchase several months' worth of components at a time to minimize costs.
      International sales increased 9% in 3Q 2004 compared to 3Q 2003. International sales were $1,442 in 3Q 2004 compared to $1,318 in 3Q 2003. Trade shipments from UTMD's Ireland facility were down 2% in US Dollar terms, and 10% in EURO terms. International sales were up while shipments from the Ireland facility declined due to product mix, as the Ireland plant manufactured and shipped products in 3Q 2004 with a higher labor component than in earlier periods.
      Calendar year-to-date (9M) 2004 sales decreased 2% compared to 9M 2003. Without the Discount, 9M sales were down 1% compared to the prior year. Total 9M 2004 domestic sales were down 3%. 9M domestic OEM sales, about 7% of total domestic sales, were down 4%. 9M 2004 International sales increased 3%. International sales were $4,547 in 9M 2004 compared to $4,398 in 9M 2003. 9M 2004 trade shipments from UTMD's Ireland facility were down 7% in US Dollar terms, and 15% in EURO terms compared to 9M 2003.

Global revenues by product category:
     1. Labor & Delivery. 3Q 2004 Labor & Delivery product sales were $2,935 compared to $2,980 in 3Q 2003. Without the Discount, 3Q 2004 sales were $3,018. 9M 2004 Labor & Delivery sales were $8,338 compared to $8,587 in 9M 2003.
     2. Gynecology/ Electrosurgery/ Urology. 3Q 2004 Gyn/ES/Uro product sales were $1,261 compared to $1,272 in 3Q 2003. Without the Discount, 3Q 2004 sales were $1,288. In 9M 2004, Gyn/ES/Uro sales were $3,912 compared to $4,060 in 9M 2003.
     3. Neonatal. 3Q 2004 neonatal product sales were $1,099 compared to $1,082 in 3Q 2003. Without the Discount, 3Q 2004 sales were $1,134. Neonatal sales were $3,116 in 9M 2004, compared to $3,051 in 9M 2003.
     4. Blood Pressure Monitoring and Accessories (BPM). 3Q 2004 BPM sales were $1,375 compared to $1,427 in 3Q 2003. Without the Discount, 3Q 2004 sales were $1,383. BPM sales were $4,747 in 9M 2004, compared to $4,781 in 9M 2003. This category includes molded components sold to OEM customers.

     c)  Gross Profit
      UTMD's average gross profit margin (GPM), gross profits as a percentage of sales, was 56.6% and 57.5% in 3Q and 9M 2004, respectively, compared to 58.9% and 58.6% in 3Q and 9M, 2003, respectively. As a percentage, the negative effect of the Discount was obviously more pronounced on gross profits than on sales. Without the Discount, UTMD's 3Q and 9M 2004 GPM would have been 57.6% and 57.8%, respectively. UTMD's prices for its products have remained consistent with the prior year, but 3Q 2004 product mix favored lower margin products.
      Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.
      UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a complex and competitive medical device industry. Management expects to continue to achieve its GPM target during the remainder of 2004. Expected favorable influences include termination of the Discount on December 1 and a more favorable absorption of fixed overhead expenses after the significant inventory reduction in 3Q 2004. Expected unfavorable influences are expected increases in direct labor-related and direct materials-related costs, and a continued increase in proportion of sales of lower margin products relative to the same period in the prior year.

     d)  Operating Profit
      Operating Profit is the profit remaining after subtracting operating expenses from gross profits. Operating expenses in 3Q 2004 and 9M 2004 were lower by $65 and $126, respectively. However, because of the lower gross profits, operating profits decreased to $2,561 in 3Q 2004 from $2,696 in 3Q 2003, and to $7,819 in 9M 2004 from $8,120 in 9M 2003. Total operating expenses, including sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses, were 18.3% of sales in 3Q 2004, compared to 19.0% in 3Q 2003, and 18.6% of sales in 9M 2004 compared to 18.9% of sales in 9M 2003. 3Q and 9M 2004 operating profit margins were 38.4% and 38.9% of sales, respectively, compared to 39.9% and 39.7% of sales in 3Q and 9M 2003, respectively. Without the Discount, 3Q and 9M 2004 operating profit margins would have been 39.8% and 39.3% of sales, respectively.
      S&M expenses in 3Q 2004 were $551 or 8.3% of sales compared to $582, or 8.6% of sales in 3Q 2003. S&M expenses in 9M 2004 were $1,738 or 8.6% of sales compared to $1,778 or 8.7% of sales in 9M 2003. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. Looking forward to 4Q 2004, UTMD intends to manage S&M expenses to remain less than 9% of total consolidated sales.
      R&D expenses in 3Q 2004 were $70 or 1.0% of sales compared to $75 or 1.1% of sales in 3Q 2003. R&D expenses in 9M 2004 were $217 or 1.1% of sales, the same as in 9M 2003. UTMD will continue to opportunistically employ R&D resources to invest where management anticipates it can get a significant return with future new products. Management expects R&D expenses during 2004 as a whole to be approximately 1.1% of sales.
      G&A expenses in 3Q 2004 were $597 or 9.0% of sales compared to $627 or 9.3% of 3Q 2003 sales. G&A expenses in 9M 2004 were $1,789 or 8.9% of sales compared to $1,876 or 9.2% of 9M 2003 sales. In addition to legal costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002. Management expects G&A expenses during 2004 to remain about 9% of sales.

     e)  Non-operating income
      Non-operating income in 3Q 2004 was $189 compared to $107 in 3Q 2003, and $521 in 9M 2004 compared to $272 in 9M 2003. In 3Q and 9M 2003, UTMD paid $5 and $47 in interest, respectively, on its line of credit balance resulting from financing the $8.6 million November 2002 Tender Offer, which was paid off in 3Q 2003. In contrast, in 3Q and 9M 2004 UTMD paid no interest because its line of credit balance was zero, and received $63 and $178, respectively, in interest, dividends and capital gains income from investing cash balances. Royalty income, which UTMD receives from licensing its technology to other companies, was approximately the same for the same periods in both years.

     f)  Earnings Before Income Taxes
      3Q 2004 earnings before income taxes (EBT) decreased 2% to $2,750 from $2,803 in 3Q 2003. (Without the Discount, 3Q 2004 EBT would have been $2,903.) 9M 2004 EBT decreased 1% to $8,340 compared to $8,393 in 9M 2003. 3Q 2004 EBT margin was 41.2% of sales compared to 41.5% in 3Q 2003. 9M 2004 EBT margin was 41.5% of sales compared to 41.0% in 9M 2003.

     g)  Net Income and Earnings per Share
      UTMD's net profit margin (NPM), net income (after taxes) expressed as a percentage of sales, was 27.1% and 27.2% for 3Q and 9M 2004, respectively, compared to 27.5% and 26.8% in 3Q and 9M 2003, respectively. 3Q 2004 net income was down 3% from 3Q 2003, at $1,807 compared to $1,861. 9M 2004 net income was essentially the same as in 9M, 2003, at $5,474 compared to $5,486 in 9M 2003. UTMD's effective income tax rate was 34.3% and 34.4% in 3Q and 9M 2004, respectively, compared to 33.6% and 34.6% in 3Q and 9M 2003, respectively. The 2004 tax rates are consistent with the prior 2 years. UTMD's tax rate for the remainder of 2004 should be about the same. Fluctuations in the tax rate have resulted from 1) extraterritorial income exclusions, 2) differences in distribution of state income taxes, 3) differences in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products, 4) increases in marginal tax rates for EBT above $10 million, and 5) other factors such as the R&D tax credit.
      9M 2004 net income including extraordinary items was $8,823. Income taxes were $2,361 (a 41.4% tax rate) on 1Q 2004 extraordinary earnings of $5,710.

      Diluted 3Q 2004 Earnings per Share (EPS) increased 2.2% to $.39 from $.38 in 3Q 2003. Diluted 9M 2004 EPS increased 1.9% to $1.15 from $1.13 in 9M 2003. 3Q and 9M 2004 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,674,000 and 4,770,000 compared to 4,920,000 and 4,870,000 shares in 3Q and 9M 2003, respectively. The Company repurchased 176,234 shares in 3Q 2004 and 301,077 shares in 9M 2004. Exercises of employee options in 3Q 2004 added 3,957 shares, and 107,519 shares in 9M 2004 (net of shares swapped by employees as payment for the option exercise cost). Increases and decreases in UTMD's stock price impact EPS growth as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 247,000 and 292,000 shares to actual weighted average shares outstanding in 3Q and 9M 2004 respectively, compared to 341,000 and 368,000 shares in 3Q and 9M 2003. The decrease in 2004 dilution is primarily due to fewer unexercised options outstanding. Actual outstanding common shares as of the end of 3Q 2004 were 4,350,200 compared to 4,596,400 at the end of 3Q 2003, which includes all options exercised during the preceding year.
      Including extraordinary earnings reported in 1Q 2004, diluted 9M 2004 EPS were $1.85.

     h)  Return on Shareholders' Equity (ROE)
      ROE is equal to net profits divided by average shareholder equity during a specific time period. Annualized ROE in 9M 2004 was 32%, excluding the extraordinary event, compared to 39% in 9M 2003. UTMD's ROE has averaged about 30% over the last 17 years. UTMD expects to achieve 30% ROE again for calendar year 2004. Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance because shareholder equity is reduced by the cost of the shares repurchased.

Liquidity and Capital Resources
   i) Cash flows
      Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $26,261 in 9M 2004 compared to $6,020 in 9M 2003. Cash flow impact of the extraordinary item (patent infringement damages) in 9M 2004 was approximately $21,213. Net cash provided by operating activities was $5,048 in 9M 2004 if the impact of the extraordinary item is ignored, a decrease of $972 compared to 9M 2003.
      The Company expended $22,103 in 9M 2004 to purchase short term investments to employ the cash from the extraordinary item. The Company received $4,248 from the sale of investments. UTMD spent $1,012 in 2Q 2004 to acquire Abcorp, Inc., its vendor for fetal monitoring belts. Please see the table under Supplemental Disclosure of Cash Flow Information for detail of the Abcorp assets purchased. UTMD spent $351 during 9M 2004 for purchases of property and equipment (P&E), and $10 for intangible assets. In 9M 2003 the Company used $147 to purchase property and equipment, and $66 for intangible assets. This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.
      In 9M 2004, UTMD received $1,055 and issued 107,519 shares of stock upon the exercise of employee stock options. Employees exercised a total of 108,971 option shares in 9M 2004, with 1,452 shares immediately being retired as a result of the individual trading the shares in payment of the exercise price of the options. UTMD paid $6 in 9M 2004 to meet tax obligations on option exercises. Option exercises in 9M 2004 were at an average price of $10.02 per share. UTMD repurchased 301,077 shares of stock in the open market at a cost of $6,137 during 9M 2004. Share repurchases in the open market were at an average cost of $20.39 per share, including commissions and fees. In May 2004, UTMD announced that it was instituting quarterly dividend payments to shareholders. The first payment, in July 2004, used $678 in cash. In 9M 2003, the Company received $710 from issuing 174,122 shares of stock on the exercise of employee stock options. Employees exercised a total of 273,917 option shares in 9M 2003, with 99,795 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options and the related tax withholding requirements. UTMD paid $556 in 9M 2003 to meet those tax withholding requirements. The Company repurchased 20,900 shares of stock in the open market at a cost of $385 in 9M 2003.
      During 9M 2004 UTMD's line of credit was not used. In 9M 2003, UTMD made repayments of $4,956 on its note payable, while receiving $0 in proceeds from the note. UTMD paid off the outstanding balance of the note in September 2003.
      Due primarily to extraordinary income, UTMD paid $13.2 million in income taxes in 9M 2004, compared to $2.5 million in 9M 2003.

      Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned capital expenditures during the remainder of 2004 are expected to be in the range of $150 to keep facilities, equipment and tooling in good working order. In addition to the capital expenditures, UTMD plans to use cash for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings, for continued share repurchases if stock is available for a reasonable price, and acquisitions that strategically fit UTMD's business and are accretive to performance. The revolving credit line will be used for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time.

     j)  Assets and Liabilities
      Compared to the audited December 31, 2003 balances, September 30, 2004 total assets were $5,531 lower and current assets were $6,149 lower. The decreases resulted primarily from payment of income taxes due on the $30,944 received from TYCO in January 2004. On the liabilities side, total liabilities were $8,152 lower and current liabilities were $8,194 lower, again primarily due to accrued tax liability at the end of 2003 on the extraordinary income.
      Compared to the one year earlier unaudited September 30, 2003 balances, September 30, 2004 total assets were $19,532 higher and current assets were $18,653 higher. The asset increases were due to an increase in cash and investment balances of $19,702. UTMD maintains "sweep" accounts that move any unneeded cash for day-to-day operations to an interest bearing investment account. On the liabilities side, total liabilities were $2,693 higher and current liabilities were $2,369 higher, due to increased accrued liabilities for litigation expenses, taxes and management bonuses.
      As of September 30, inventories have decreased $222 during 2004, and are now close to management's targets for current sales activity. Inventories decreased $310 during 3Q 2004. Average inventory turns improved to 3.6 times in 3Q 2004 from 3.3 times in the prior quarter, and 3.0 times in 3Q 2003.
      Receivables balances as of September 30, 2004 were $116 lower than at the beginning of the year. 3Q 2004 ending receivables yielded average "days in receivables" of 46 days, well within management's target. At the end of 2003 and September 30, 2003, days in receivables were 46 and 42, respectively.
      During 2004, net property and equipment decreased $286 because depreciation exceeded new equipment purchases and due to a $105 decrease in the dollar-denominated value of Ireland P&E. The U.S. dollar increased about 2% relative to the EURO during 9M 2004. Depreciation of $564 of existing assets exceeded $351 in new asset purchases. Goodwill increased $946 as a result of the Abcorp acquisition. Net intangible assets, excluding goodwill, decreased $42 as a result of amortization of patents and other intellectual property partially offset by $10 in new intangible purchases. At September 30, 2004, net intangible assets including goodwill were 17% of total assets, compared to 14% at year-end 2003.
      As of September 30, 2004, UTMD's total debt ratio (total liabilities/ total assets) decreased to 11% from 26% on December 31, 2003.

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

                                                  9M 2004     9M 2003
                                                  -------     -------
          Income Before Income Tax Expense         $8,340      $8,393
          Depreciation and Amortization               616         748
          Interest Expense                              -          47
                                                   ------      ------
               Total = EBITDA:                     $8,956      $9,187

      The EBITDA above is a measure of UTMD's ability to generate cash from normal operations. 9M 2004 EBITDA excluding the Discount was $9,109. As a ratio of sales, EBITDA from normal operations was 45% in both 9M 2004 and 9M 2003. 9M 2004 EBITDA including the extraordinary item was $14,666.

     l)  Management's Outlook.
     As outlined in its December 31, 2003 10-K Report, UTMD's plan for 2004 is to
     1. clear up its apparently unresolved QSR status with the U.S. FDA that has hindered international sales, slowed new product development, stymied business development and consumed an inordinate amount of human capital since 2002;
     2. continue outstanding operating performance;
     3. actively look for new acquisitions to facilitate sales growth; and
     4. utilize current excess cash balances in shareholders' best long term interest.

      3Q and 9M 2004 performance was consistent with achieving Items 2 and 4 above in the 2004 plan, despite a failure to date to achieve Item 1 and a ratcheting up of the administrative burden on UTMD as a result of the lawsuit filed by FDA in August. With respect to FDA allegations in the lawsuit, UTMD is confident of its position and expects to be vindicated, including confirmation of its reputation for producing high quality products. Given the lawsuit, Item 3 above is on hold. Please review UTMD's SEC 8-K disclosures (a link is available on UTMD's website at http://utahmed.com/sec.htm) for a description of UTMD's current position regarding its dispute with the FDA. The lawsuit is currently in the discovery phase, after a schedule was set by the U.S. Court, including a pretrial conference in May 2005. There continue to be no FDA restrictions on UTMD's production and distribution of its products, the clinical acceptance and differentiation of which have been clearly demonstrated by continued customer demand in 3Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        On January 1, 2002, UTMD converted the functional currency of its Irish manufacturing operations, including related assets, to the EURO currency consistent with conversion of Ireland and many other Western European countries to the new common EURO currency. The Company's Irish operations were previously denominated in Irish Pounds. UTMD sells products under agreements denominated in USD and EURO. The exchange rate was 0.8106 EURO per USD as of September 30, 2004, and 0.8565 EURO per USD as of September 30, 2003. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control or anticipation of UTMD. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.


Item 4. Controls and Procedures

      UTMD maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its consolidated condensed financial statements and other disclosures included in this report. UTMD's Board of Directors, operating through its audit committee, provides oversight to UTMD's financial reporting process.
      Within the 90-day period prior to the date of this report, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, UTMD's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to UTMD that is required to be included in this quarterly report on Form 10-Q.
      There have been no significant changes in UTMD's internal controls or in other factors that could significantly affect internal controls subsequent to the date that it carried out its evaluation and there were no corrective actions regarding significant deficiencies or material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     On August 9, 2004, the United States of America filed a lawsuit in The United States District Court, Central District of Utah v. UTMD, Kevin L. Cornwell and Ben D. Shirley. The presiding judge is Judge Bruce R. Jenkins. The government (FDA) is seeking a permanent injunction from alleged deviations of the Quality System Regulation (QSR). The FDA is not seeking a preliminary injunction. The factual basis underlying the proceeding is unknown to UTMD.
     UTMD was served with the complaint on August 12, 2004. Neither the complaint nor any direct FDA communications to UTMD has identified any issue relating to the safety or effectiveness of UTMD devices. UTMD vehemently denies it has QSR violations. The FDA has the burden to prove its allegations.
     UTMD is keenly disappointed in comments attributed to Acting Commissioner Crawford, and troubled by the hearsay comments by other FDA officials including Larry Spears to news media. The FDA makes allegations of violations/ deviations in the hundreds of Warning Letters it issues to medical device firms annually. Yet, it is rarely challenged to prove these allegations.
     There is not and never has been an imminent public health risk relating to UTMD's products. As a matter of fact, the FDA has a variety of remedies to address device risks without any resort to the courts. None of these has ever been applied to any UTMD device, because none has been justified. Finally, an attorney from FDA indicated as long ago as October 2003 that this case does not involve any allegations of defective products. This case instead involves QSR allegations that the agency has been unable to substantiate over a period of three years including four comprehensive inspections. Please review UTMD's SEC 8-K disclosures (a link is available on UTMD's website at http://utahmed.com/sec.htm) for a more complete description of UTMD's position regarding its dispute with the FDA.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The following table details purchases by UTMD of its own securities during 3Q 2004.

                             ISSUER PURCHASES OF EQUITY SECURITIES

                                               Total Number of         Maximum Number (or
                                             Shares Purchased as  Approximate Dollar Value) of
                  Total Number of   Average   Part of Publicly   Shares that May be Purchased
                       Shares     Price Paid Announced Plans or   Under the Plans or Programs
       Period      Purchased (1)   per Share     Programs (1)                  (1)
----------------- --------------- ---------- ------------------- -----------------------------
7/01/04 - 7/31/04           -     $       -             -
8/01/04 - 8/31/04     176,234         17.48       176,234
9/01/04 - 9/30/04           -             -             -
----------------- --------------- ---------- ------------------- -----------------------------
       Total          176,234         $17.48      176,234

(1) In 3Q 2004 UTMD repurchased an aggregate of 176,234 shares of its common stock at an average cost of $17.48 per share pursuant to a continued open market repurchase program initially announced in August 1992. Since 1992 through 9M 2004, the Company has repurchased 5,725,104 shares at an average cost of $10.38 per share including broker commissions and fees in open market transactions. In addition, the Company conducted tender offer transactions in which it purchased an additional 2,775,742 shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased over 8.5 million of its shares at an average price of $10.18 per share since 1992. To complete the picture relating to current shares outstanding, since 1992 the Company's employees and directors have exercised and purchased 1.4 million option shares at an average price of $6.20 per share. All options were awarded at the market value of the stock on the date of the award.

      The frequency of UTMD's open market share repurchases depends on the availability of sellers and the price of the stock. Since the conclusion of its November 2002 tender offer, the Company has repurchased shares on a total of thirty-nine trading days, about 8% of the total trading days available. The board of directors has not established an expiration date or a maximum dollar or share limit for UTMD's continuing and long term pattern of open market share repurchases.

      The purpose of UTMD's ongoing share repurchases is to maximize the value of the Company for its continuing shareholders, and maximize its return on shareholder equity by employing excess cash generated by effectively managing its business. UTMD does not intend to repurchase shares that would result in terminating its Nasdaq National Market listing.


Item 6.  Exhibits

               SEC
  Exhibit # Reference #   Title of Document
  --------- -----------   -----------------

      1         10        Second Amendment to Loan Agreement, dated August 30,
                          2004 between Utah Medical Products, Inc. and U.S.
                          Bank National Association

      2         31        Certification of CEO pursuant to Rule 13a-14(a) as
                          adopted pursuant to Section 302 of the Sarbanes-Oxley
                          Act of 2002

      3         31        Certification of Principal Financial Officer pursuant
                          to Rule 13a-14(a) as adopted pursuant to Section 302
                          of the Sarbanes-Oxley Act of 2002

      4         32        Certification of CEO pursuant to 18 U.S.C. ss.1350,
                          as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      5         32        Certification of Principal Financial Officer pursuant
                          to 18 U.S.C. ss.1350, as Adopted Pursuant to Section
                          906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UTAH MEDICAL PRODUCTS, INC.
                                           ---------------------------
                                           REGISTRANT


Date:       11/8/04                        By:  /s/ Kevin L. Cornwell
      --------------------                    -----------------------
                                              Kevin L. Cornwell
                                              CEO


Date:         11/8/04                      By:  /s/ Greg A. LeClaire
      --------------------                    -----------------------
                                              Greg A. LeClaire
                                              CFO