Form 10-K
period 2004-12-31
UTAH MEDICAL PRODUCTS INC
filed 2005-03-16
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.         Commission File No. 0-11178
                                                                         -------

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

                               7043 South 300 West
                                Midvale, UT 84047
                       -----------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (801) 566-1200
                                                    ------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                             None
                                                            ------

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                   ---

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                       ---

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 30, 2004, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $86,897,000.

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 4, 2005, based on NASDAQ/NMS closing price: $83,079,000.

  The number of shares outstanding of the registrant's common stock as of March 4, 2005: 4,090,061

                       DOCUMENTS INCORPORATED BY REFERENCE

  List herein the documents incorporated by reference: The Company's definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K.

                               INDEX TO FORM 10-K
                               ------------------


                                                                            PAGE
                                                                            ----
PART I
  Item 1  Business ........................................................   1
  Item 2  Properties ......................................................  11
  Item 3  Legal Proceedings ...............................................  12
  Item 4  Submission of Matters to a Vote of Security Holders .............  12

PART II
  Item 5  Market for the Registrant's Common Equity,
           Related Stockholder Matters and Issuer
           Purchases of Equity Securities .................................  13
  Item 6  Selected Financial Data .........................................  15
  Item 7  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................  17
  Item 7A Quantitative and Qualitative Disclosures about Market Risk ......  25
  Item 8  Financial Statements and Supplementary Data .....................  25
  Item 9  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ............................  25
  Item 9A Disclosure Controls and Procedures ..............................  25
  Item 9B Other Information ...............................................  25


PART III
  Item 10 Directors and Executive Officers of the Registrant ..............  26
  Item 11 Executive Compensation ..........................................  26
  Item 12 Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters .....................  26
  Item 13 Certain Relationships and Related Transactions ..................  26
  Item 14 Principal Accountant Fees and Services ..........................  26


PART IV
  Item 15 Exhibits and Financial Statements Schedules .....................  27
          Signatures ......................................................  29

Index to Consolidated Financial Statements ................................  F-1
Management's Report on Internal Control Over Financial Reporting ..........  F-2
Report of Independent Registered Public Accounting Firm on Management's
  Assessment on Internal Control Over Financial Reporting .................  F-3
Report of Independent Registered Public Accounting Firm on
  Financial Statements ....................................................  F-5

                                     PART I
                                     ------


ITEM I - BUSINESS
  Utah Medical Products, Inc. ("UTMD" or "the Company") is in the business of producing high quality cost-effective healthcare industry devices that are predominantly proprietary, disposable and for hospital use. Success depends on
1) recognizing needs of clinicians and patients, 2) rapidly designing or acquiring economical solutions that gain regulatory approval, 3) reliably producing products that meet those clinical needs, and then 4) selling through
  a) UTMD's own direct channels into markets where the Company enjoys an established reputation and has a critical mass of sales and support resources, or
  b) establishing relationships with other medical companies that have the proper resources to effectively introduce and support the Company's products.

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

  UTMD was formed as a Utah corporation in 1978. UTMD publicly raised equity capital one time in 1982. In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary located in Ireland, was formed to establish an international manufacturing capability. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems. In July, 1998 UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc. On March 8, 2000, UTMD returned to the Nasdaq Stock Market after trading on the New York Stock Exchange for about 3 years. The Company was previously listed on Nasdaq for 14 years. The Company's corporate offices are located at 7043 South 300 West, Midvale, Utah 84047 USA. The corporate telephone number is (801) 566-1200. European operations are located at Athlone Business and Technology Park, Athlone, County Westmeath, Ireland. The telephone number in Ireland is (90) 647-3932. CMI's mailing address is 1830 S.E. 1st, Redmond, Oregon 97756. The phone number in Oregon is (541) 548-7738.

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

  - INTRAN PLUS was introduced in 1991. The INTRAN PLUS catheter combines the transducer tip concept of INTRAN I with a refined tip design, a zero switch that allows the clinician to verify the reference of the monitor, and a dedicated amnio lumen which provides immediate access to the amniotic fluid environment which may be helpful in the diagnosis and intervention of certain fetal conditions. In 1996, a viewport enhancement which allows physicians to observe amniotic fluid in a closed system was added to INTRAN PLUS. In 1997, UTMD introduced several variations to address user preferences in tip size and zero switch location.

  UTMD markets disposable electrodes, catheters and accessories as outlined above, but does not currently market monitors, the electronic capital equipment that process the electrical signals. In addition to products currently offered, UTMD intends to continue to investigate and introduce tools that enhance fetal monitoring techniques, a core area of product development focus.

Vacuum-Assisted Delivery Systems (VAD).
  UTMD's VAD Systems include CMI(R) patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries. UTMD's patented soft silicone cup is a bell-shaped cup design should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated. Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with an alternative to C-section intervention. Although there are risks associated with operative vaginal deliveries which represent about 15% of all U.S. hospital births, the procedures are generally regarded as safer for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations. UTMD estimates that the VAD operative approach is used for about 8-10% of all U.S. births, with forceps continuing to lose ground as the alternative. UTMD's patented bell-shaped soft silicone TENDER TOUCH(R) cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System which reports specific names of products used in hospitals.

Other Obstetrical Tools.
  AROM-COT(TM) is a finger cover with a patented prong design to rupture maternal membranes with less patient pain and anxiety. MUC-X is an aspiration device used immediately after birth to clear neonatal respiratory passages and reduce exposure to potential infections. CORDGUARD(R) is a patented product which unifies the multiple steps of clamping the neonate's cord close to the umbilicus, severing the cord without splattering blood, drawing a clean cord blood sample, and assisting in the removal of the placenta. CORDGUARD's sharpless, closed system reduces the risk of exposure to potentially infected blood, and consequently reduces the high cost of exposure treatment under OSHA and CDC guidelines. In addition, CORDGUARD facilitates obtaining neonatal blood that is otherwise hard to obtain safely and cleanly. Abcorp belts and straps for fetal monitoring by an external tocodynamometer are provided in latex free form in several configurations.

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

DELTRAN(R) PLUS
  UTMD's DELTRAN blood pressure monitoring system has been adapted specifically for use in the NICU. The streamlined version eliminates needles used for blood sampling, avoids the loss of scarce neonatal blood volume and provides a closed system that reduces the risk of infection. The system features excellent visualization of clearing volume and one-handed use.

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

    The primary distinction of GESCO products is that they were developed with the special needs of the neonate in mind, not just cut-down or smaller versions of adult devices. For example, in the case of invasive catheters, the introducer, the soft rounded distal tip, mode of securing to the patient after insertion to avoid migration, luer locking hub with minimal dead space, number of lumens, catheter radiopaque striping for visualization, variations in catheter lengths and diameters and special packaging are all features specially designed for neonates. UTMD continues to modify product features to incorporate current neonatal nurse practitioner preferences.

  The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters, and chest drainage tubes. GESCO developed and marketed initial versions of all of these neonatal products. In order to keep pace with the trend of caring for smaller babies, UTMD has added smaller diameter versions of its URI-CATH(R) and NUTRI-CATH(R) products. In 2000, UTMD gained FDA premarketing clearance of a new PICC family of products specifically designed to minimize trauma to the critically ill neonate, named PICC-NATE(R). The PICC-NATE product line was designed with the input of experienced neonatal nurse practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling. The soft, strong silicone PICC-Nate comes in two diameter sizes, two types of venipuncture introducers, and two hub configurations. In early 2003, UTMD added a Tecoflex polyurethane version that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion.

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

  In 2005, UTMD will continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most developmentally-friendly NICU specialty products in the medical device industry. In addition to products already offered and being developed internally, UTMD will look to expand sales through distribution arrangements with other manufacturers, or through selective acquisitions.

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

  UTMD has FDA clearance to market its electrosurgical system and tools for use in general surgery applications, including dermatology, plastic surgery and otolaryngology. In 2002, UTMD introduced a product line of ultra-fine tipped microdissection needles, called OptiMicro(TM) Needles. These electrosurgical needles are particularly useful in plastic and reconstructive surgery applications. FILTRESSE is a stand-alone surgical smoke filtration system that combines high filtration efficiency, low cost and convenient use in a surgical office setting. Other electrosurgery tools and accessories include disposable electrosurgical pens, dispersive pads, footswitches, filter packs, speculums, retractors, forceps, tenacula and hooks. UTMD acquired the distribution rights to a unique reusable four-way expander system which facilitates access to, and visualization of, the cervix, eliminating the need for less effective specula and lateral retractors.

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

Blood Pressure Monitoring:
DELTRAN(R) Disposable Pressure Transducer (DPT)
  In pressure monitoring, a transducer is used to convert physiological (mechanical) pressure into an electrical signal that is displayed on electronic monitoring equipment. UTMD developed, patented and is now distributing its disposable transducer as a stand-alone product, and as a component in sterile blood pressure monitoring kits through direct representatives and other medical companies in the U.S., as well as independent distributors and other medical device companies internationally.

  The Company believes that the DELTRAN DPT which it designed nearly twenty years ago, and currently manufactures, remains the standard in terms of accuracy, reliability and ease of use. UTMD has an automated assembly line which allows the Company to effectively compete with larger suppliers on the basis of consistent quality and low manufacturing costs. Introduced in 1998, the DELTRAN PLUS provides a closed system for blood sampling, without the use of needles, reducing the risk of an unwanted infection for both the patient and the practitioner.

Pressure Monitoring Accessories, Components and Other Molded Parts.
  Components included in blood pressure monitoring kit configurations include flush devices, stopcocks, fluid administration sets, caps, pressure tubing, interface cables and organizers. The Company sells similar components designed for other medical device company applications which incorporate UTMD's technologies and designs. DELTA-CAL(TM) is a calibration device used to check proper functioning of an arterial pressure system. In addition, UTMD sells plastic molded parts on a subcontract basis to a number of medical and non-medical device companies. UTMD believes that this practice helps better utilize its investment in fixed plant and equipment.

MARKETING
---------

  UTMD competes on the basis of its value-added technologies and cost effective clinical solutions. UTMD believes that a number of its products are strong brands because they are recognized as clinically different. The Company's primary marketing challenge is to keep its customers focused on those differences and their important clinical benefits. Access to the clinical decision-makers, together with the active involvement of clinicians in medical device purchasing decisions, is critical to the Company's success.

  UTMD's specialty focus, innovation and extensive experience in its specialties are important marketing attributes which help assure its ability to successfully compete and survive in a consolidating marketplace where many suppliers are trying to degrade product differences.

  For U.S. hospitals, which represent about 60% of UTMD's device sales, marketing efforts are complicated and fragmented. Although UTMD's focus is with clinicians who take responsibility for obtaining optimal patient care outcomes, other people are generally administratively responsible for hospital purchasing decisions.

DISTRIBUTION
------------

  An important success factor in the current healthcare industry is access to customers. Although the U.S. hospital supplier environment has been consolidating as a result of group purchasing organizations (GPOs), or their equivalent, establishing long term contracts with large medical device suppliers with diverse product lines in recent years, the financial relationships and true benefits for hospitals has come under increased scrutiny, both by hospitals' managements themselves and by the government. As a potential positive factor to UTMD's future performance, the increased scrutiny may lead to an understanding consistent with UTMD's belief that hospitals are not currently saving money under many of the GPO contracts. In addition, the longer term overall cost of care will be substantially higher, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace.

  The length of time and number of administrative steps required in evaluating new products for use in hospitals has grown substantially in recent years. As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for existing products. UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company's approach.

  In the United States, UTMD sells its products through its own directly employed sales force and through selective independent manufacturer representatives. The direct representatives concentrate on applications for UTMD products where customer training and support are important. As of March 2005, the direct sales force is comprised of both outside territory representatives operating remotely geographically, and inside representatives who operate by telephone from corporate offices. Direct representatives are trained to understand the medical procedures being performed within UTMD's clinical focus. Through the use of its one-on-one contacts with physicians and other clinicians directly involved in patient care, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems. In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs.

  When hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors. Sales to Med/Surg distributors currently comprise less than 10% of total domestic sales. In contrast, eight years ago, national distributors and independent stocking distributors in the U.S. represented more than 65% of UTMD's direct domestic Ob/Gyn business.

  In addition to the above traditional sales approaches, UTMD encourages customers to take advantage of fast and easy direct online ordering at www.order.utahmed.com. UTMD's website provides all the convenience of e-commerce demonstrated on other sites. UTMD's experience to date with third party Internet-based exchanges suggests that they do not warrant a significant investment of UTMD resources until customers show more interest in their use.

  Additionally, UTMD sells component parts to medical companies for use with their product lines. This OEM distribution channel effort is simply maximizing utilization of manufacturing resources that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD's direct distribution and marketing programs.

  Internationally, the Company sells its products through about 80 regional distributors and through about 20 OEMs (other medical device manufacturers). The international business is driven by the initiative and resourcefulness of these distributors. UTMD's Internet website www.utahmed.com is a frequent conduit for international customer inquiries.

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

  Because of UTMD's reputation as a successful innovator, its financial strength and its established clinician user base, it enjoys a substantial inflow of new product ideas. Internal development, joint development, product acquisitions and licensing arrangements are all included as viable options in the investigation of opportunities. Only a small percentage of ideas survive feasibility screening. For internal development purposes, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team. The team's objective is to have a clinically proven, manufacturable and FDA released product ready for marketing by a specific date. Approximately ten projects on the average, depending on the level of resources required, are underway at UTMD at any given time. More than 50% of assigned projects do not succeed in attaining a product that meets all of the Company's criteria. In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition. Once a product is developed, tooled, fully tested and cleared for marketing by the FDA, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution, or not having access to users because of limitations in marketing and distribution resources or exclusionary contracts of GPOs.

  UTMD's current product development projects are in three areas of focus: 1) obstetrics/ fetal monitoring, 2) neonatal intensive care, and 3) specialized procedures for the assessment and treatment of cervical/uterine disease. UTMD has had 7 patents issued in the last five years. Internal product development expenses are expected to be in the range of 1-2% of sales in 2005. In 2004, UTMD spent $292 (in thousands) on internal product development activities, or 1.1% of sales. In addition, the Company invested $10 in new technology rights which have not resulted in a marketable product yet. In 2003 and 2002, internal new product development expenses were $288 (1.1% of sales) and $285 (1.0% of sales), respectively.

EMPLOYEES
---------

  At December 31, 2004, the Company had 206 employees. The average tenure of all of UTMD's employees is over eight years. The Company's continued success will depend to a large extent upon its ability to retain skilled employees. No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which creative and high achieving people wish to work.

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

  As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas. During 2004, ongoing royalties included in cost of goods sold were $3 (in thousands). Other royalties have been previously paid as a lump sum, or are incorporated into the cost of supplied components which practice certain patents of third parties. Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives. During 2004, the Company received $450 in royalty income, the same as in 2003 and 2002. Non-operating income remains a significant portion of UTMD's earnings. UTMD's future financial performance also depends on the marketing ability of other companies that license UTMD's technology.

GOVERNMENT REGULATION
---------------------

  UTMD's products are subject to regulation by the U.S. Food & Drug Administration ("FDA"), as well as other regulatory bodies globally. The FDA has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of medical devices in the U.S. In addition, requirements exist under other federal laws and under state, local and foreign statutes that may apply to the manufacturing and marketing of the Company's products.

  All manufacturers of medical devices must register with the FDA and list all medical devices produced by them. The listing must be updated annually. In addition, prior to commercial distribution of some devices for human use, a manufacturer must file a notice with the FDA, setting forth certain information regarding the safety and effectiveness of the device that is acceptable in content to the FDA.

   Devices which are classified in Class I are subject only to the general controls concerning adulteration, misbranding, good manufacturing practices, record keeping and reporting requirements. Devices classified in Class II must, in addition, comply with special controls or performance standards promulgated by the FDA.

   The Company believes all of its present products are Class I or Class II devices and that the Company is in compliance with all applicable material performance standards as well as FDA cGMP (current good manufacturing practice) quality standards, record keeping and reporting.

   In 2003 the FDA began withholding export certificates from UTMD, which action was part of an unresolved disagreement regarding the issuance of a Warning Letter by FDA to UTMD in September 2001. Export certificates are nonbinding letters assuring other countries that a company is in compliance with FDA regulations. The export certificates have now been withheld for many months while UTMD distributes its products in the U.S. without any FDA restriction, or any FDA claim that UTMD's products are unsafe or ineffective. The Company strongly believes that there is no reasonable basis for this denial.

   On August 10, 2004, the FDA issued a press release announcing it would seek an injunction against UTMD until it had corrected alleged "deviations" from the Quality System Regulation, 21 CFR Part 820 (QSR). UTMD responded with several press releases shortly following the FDA's announcement, and with periodic public updates since then. The FDA press release and filing of the action in the U.S. District Court for the District of Utah caused significant disruption to UTMD's business, in part because of inappropriate activities of UTMD competitors incorrectly telling customers that the Company has been, or was about to be, shut down. As a matter of fact, through the date of this report: 1) UTMD continues to manufacture and distribute all of its products worldwide without any regulatory restriction, 2) there has been no mandated recall or any other regulatory enforcement action that restricts customers from using UTMD's products, 3) There has not been, and is not now, any allegation by the FDA that UTMD's products are not safe or effective, 4) there is no FDA claim of defective products or products not conforming to specifications, and 5) the proven extremely low product liability risk using UTMD's products has not changed. On November 16, 2004 UTMD announced that an FDA enforcement official, officially designated as the knowledgable FDA representative, testified under oath that the FDA is not claiming in the lawsuit that UTMD's devices are either unsafe or ineffective. Discovery in the lawsuit is ongoing at the date of this report, with a pre-trial conference scheduled for June 20, 2005. As part of its expert witness testimony in the lawsuit, the Company has provided independent QSR expert certification that UTMD is in substantial compliance with the QSR. (See
Item 3. - Legal Proceedings.)

  In 1994, UTMD received certification of its quality system under the ISO 9001/EN 46001 standards ("ISO" stands for "International Organization of Standardization") which it maintained until December 2003. In October 2003, UTMD's Utah facility was initially certified under the more stringent ISO 13485 standard for medical devices, which it currently maintains. UTMD's Ireland facility is certified under the concomitant ISO 13488 standard. The U.S. FDA QSR was developed in harmony with the ISO standards. UTMD remains on a continuous periodic audit schedule by its independent notified body in order to stay current with international regulatory standards, and retain its certification. The most recent audit was conducted in November 2004. UTMD has received formal product certifications allowing the use of the CE Mark (demonstrates proof of compliance with the European Community's ISO standards) for essentially all of its products.

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

EXPORTS
-------

  Revenues from customers outside the U.S. in 2004 were (in thousands) $6,029 (23% of total sales), as compared to $5,872 (22% of total sales) in 2003, and $5,735 (21% of total sales) in 2002. Blood pressure monitoring products represented 67% of international sales in both 2004 and 2003, compared to 70% in 2002. International Ob/Gyn and neonatal product sales were $2,019 in 2004, compared to $1,930 in 2003 and $1,743 in 2002. For financial information by geographical area, please see Notes 1, 4 and 9 to the Consolidated Financial Statements.

  UTMD regards the international marketplace as one of the important elements of its growth strategy. UTMD is keenly aware that not only are international markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used. In 1996 UTMD completed construction of a manufacturing facility in Athlone, County Westmeath, Ireland. The facility offers a number of advantages: 1) from a marketing point of view, faster response to European Union customers, including a better understanding of customized needs, less costly distribution and duty-free access to over 350 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity at existing U.S. facilities.

BACKLOG
-------

  As a supplier of primarily disposable hospital products, the nature of UTMD's business necessitates being very responsive to customer orders and delivering products quickly. Virtually all direct shipments to end users are accomplished within one week of receipt of customer purchase order. Backlog shippable in less than 60 days was approximately $0.3 million as of both January 1, 2005 and January 1, 2004.

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

  UTMD is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its defense should any lawsuits be filed. The best defense the Company has is the consistent conformance of its proven safe and effective products to specifications. In the last twelve years, UTMD has been named as a defendant, along with each attending physician and hospital, in four product liability lawsuits. All four were related to operative vaginal deliveries where a VAD product was used. The VADS products did conform to specifications. UTMD was ultimately dismissed as a defendant in the lawsuits, and legal costs were not material to performance. During the same period of time, no other UTMD products were the subject of a product liability lawsuit. There are currently no product liability lawsuits in which UTMD is a defendant.

FORWARD LOOKING INFORMATION
---------------------------

  This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by management based on information currently available. When used in this document, the words "anticipate," "believe," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties stated throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.

  General risk factors that may impact the Company's revenues include: the market acceptance of competitive products; administrative practices of group purchasing organizations; obsolescence caused by new technologies; the possible introduction by competitors of new products that claim to have many of the advantages of UTMD's products at lower prices; the timing and market acceptance of UTMD's own new product introductions; UTMD's ability to efficiently and responsively manufacture its products, including the possible effects of lack of performance of suppliers; success in gaining access to important global distribution channels; budgetary constraints; the timing of regulatory approvals for newly introduced products; regulatory intervention in current operations, including the current action filed by the Justice Department on behalf of the FDA against UTMD in the U.S. District Court for the District of Utah (see Government Regulation, above); and third party reimbursement of health care costs of customers.

  Risk factors, in addition to the risks outlined in the previous paragraph and elsewhere in this report that may impact the Company's assets and liabilities, as well as cash flows, include: risks inherent to companies manufacturing products used in healthcare, including claims resulting from the improper use of devices and other product liability claims; defense of the Company's intellectual property; productive use of assets in generating revenues; management of working capital, including inventory levels required to meet delivery commitments at a minimum cost; and timely collection of accounts receivable.

  Additional risk factors that may affect non-operating income include: the continuing viability of the Company's technology license agreements; actual cash and investment balances; asset dispositions; and acquisition activities that may require external funding.


ITEM 2 - PROPERTIES

Office and Manufacturing Facilities.
  The Company's current operations are located in an 100,000 square foot facility in Midvale, Utah, a suburb of Salt Lake City, a 20,000 square foot facility in Redmond, Oregon, and a 77,000 square foot facility in Athlone, County Westmeath, Ireland. UTMD owns its property and facilities in Utah and Ireland, with the exception of a long-term lease on one section of its Midvale parking lot. The Oregon facility is leased.

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


ITEM 3 - LEGAL PROCEEDINGS

  The Company may be a party from time to time in routine litigation incidental to its business. Presently, there is no such routine litigation ongoing.
  On August 9, 2004, the United States of America filed a lawsuit in The United States District Court, Central District of Utah v. UTMD, Kevin L. Cornwell, Chairman & CEO, and Ben D. Shirley, Vice President, Product Development & Quality Assurance. The presiding judge is Judge Bruce R. Jenkins. The government
(FDA) is seeking a permanent injunction from alleged deviations of the Quality System Regulation (QSR). The FDA is not seeking a preliminary injunction. The FDA is not claiming that the Company's devices are unsafe or ineffective, or do not meet predetermined specifications. UTMD maintains that it has been and is in substantial compliance with all applicable government regulations. The FDA has the burden to prove its allegations.
  UTMD was served with the complaint on August 12, 2004. On August 10, the FDA released an announcement on its official website regarding filing the lawsuit which contained a personal quotation from Acting Commissioner Lester Crawford which UTMD believes confused and upset people who use UTMD's devices, and thereby harmed UTMD's commerce and shareholder value. The FDA makes allegations of violations/ deviations in hundreds of Warning Letters it issues to medical device firms annually. Yet, it is rarely challenged to prove these allegations.
  There is not and never has been an imminent public health risk relating to use of UTMD's products. The FDA has a variety of remedies to address device risks without any resort to the courts. None of those remedies has ever been applied to any UTMD device, because none has been justified. Despite statements in the media otherwise, the FDA Denver District Office shut off dialogue with UTMD after 2001 while it performed inspection after inspection in an attempt to build a case. The case that was finally filed involves alleged QSR violations that the agency has been unable to substantiate, despite an effort coordinated by the CDRH including four comprehensive inspections, some involving "national expert" FDA inspectors. An independent expert, a nearly thirty year FDA compliance veteran and former District Director, retained by UTMD, has alleged misconduct within FDA. On February 1, 2005, the U.S. Court granted UTMD's motion to file a counterclaim for abuse of process.
  Please review UTMD's SEC 8-K disclosures (a link is available on UTMD's website at http://utahmed.com/sec.htm) for a more complete description of UTMD's position regarding its dispute with the FDA.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II
                                     -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
  UTMD's common stock began trading on the Nasdaq National Market (symbol:UTMD) in 1983. From December 26, 1996 until March 7, 2000, UTMD traded on the New York Stock Exchange (symbol: UM). Since March 8, 2000, UTMD has again traded on the Nasdaq National Market. The following table sets forth the high and low sales price information as reported by Nasdaq for the periods indicated:

                             2004                         2003
                     --------------------         --------------------
                      High          Low            High          Low
                     ------        ------         ------        ------
1st Quarter          $26.45        $23.52         $19.35        $17.41
2nd Quarter           27.19         23.80          20.87         18.10
3rd Quarter           27.00         16.02          24.99         20.05
4th Quarter           23.45         17.50          26.30         21.00

Stockholders.
  The approximate number of beneficial stockholders of UTMD's common stock as of March 4, 2005 was 3,100.


Dividends.
  On May 10, 2004, UTMD announced that it would begin paying a quarterly cash dividend. The following sets forth cash dividends declared and paid on UTMD common stock over the past two years:

    Record Date             Payable Date         Per Share Amount
    -----------             ------------         ----------------
    June 16, 2004           July 5, 2004                $0.15
    September 16, 2004      October 5, 2004              0.15
    December 16, 2004       January 5, 2005              0.15
                                                         ----
             2004 total paid                            $0.30

             2003 total paid                             None


Issuer Purchases of Equity Securities.

  The following table details purchases by UTMD of its own securities during fourth quarter 2004.

                                                   Total Number of       Maximum Number (or
                                                   Shares Purchased      Approximate Dollar
                     Total Number     Average     as Part of Publicly   Value) of Shares that
                      of Shares      Price Paid    Announced Plans      May be Purchased Under
      Period         Purchased (1)   per Share      or Programs (1)    the Plans or Programs (1)
-------------------  -------------   ----------   -------------------  -------------------------
10/01/04 - 10/31/04    233,200        $ 17.61          233,200
11/01/04 - 11/30/04      6,000          17.96            6,000
12/01/04 - 12/31/04     15,488          21.92           15,488
-------------------  -------------   ----------   -------------------  -------------------------
       Total           254,688        $ 17.88          254,688

(1) In fourth quarter 2004 UTMD repurchased an aggregate of 254,688 shares of its common stock at an average cost of $17.88 per share pursuant to a continued open market repurchase program initially announced in August 1992. Since 1992 through 2004, the Company has repurchased 5,979,792 shares at an average cost of $10.70 per share including broker commissions and fees in open market transactions. In addition, the Company conducted tender offer transactions in which it purchased an additional 2,775,742 shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased over 8.7 million of its shares at an average price of $10.40 per share since 1992. To complete the picture relating to current shares outstanding, since 1992 the Company's employees and directors have exercised and purchased 1.4 million option shares at an average price of $6.24 per share. All options were awarded at the market value of the stock on the date of the award.

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






                  [Remainder of Page Intentionally Left Blank]

ITEM 6 - SELECTED FINANCIAL DATA
  (in thousands, except per share data)

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2004, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report. The selected consolidated financial data should be read in conjunction with UTMD's Consolidated Financial Statements and the Notes included elsewhere in this report.

                             Year Ended December 31
                             ----------------------

                                    2004      2003      2002      2001      2000
                                    ----      ----      ----      ----      ----

Net Sales                        $26,485   $27,137   $27,361   $26,954   $27,193

Net Income                        10,220    20,761     7,165     5,934     5,373

Earnings Per Common Share -
(Diluted)                           2.19      4.25      1.36      1.14       .90

Total Assets                      41,262    49,694    23,387    23,572    25,423

Working Capital                   20,194    21,405     5,437     5,400     5,418

Long-term Debt                         0         0     4,956     2,501    10,000

Cash Dividends Per Common Share     0.30      None      None      None      None

                             Quarterly Data for 2004
                             -----------------------

                                    First      Second      Third     Fourth
                                  Quarter     Quarter    Quarter    Quarter
                                  -------     -------    -------    -------

Net Sales                          $6,616      $6,827     $6,670     $6,372

Gross Profit                        3,850       3,934      3,779      3,503

Net Income                          5,175       1,841      1,807      1,397

Earnings Per Common Share -
(Diluted)                            1.07         .38        .39        .32

                             Quarterly Data for 2003
                             -----------------------

                                    First      Second      Third     Fourth
                                  Quarter     Quarter    Quarter    Quarter
                                  -------     -------    -------    --------

Net Sales                         $ 6,877     $ 6,840    $ 6,761    $ 6,659

Gross Profit                        3,977       4,033      3,979      3,902

Net Income                          1,788       1,837      1,861     15,274

Earnings Per Common
Share (Diluted)                       .37         .38        .38       3.10

EXTRAORDINARY ITEMS
-------------------

In 4Q 2004, UTMD recognized $500 in extraordinary operating expenses resulting from increasing the Company's reserve for litigation expenses in anticipation of costs to complete the litigation process with the FDA through June 2005. The reduction in accrued income taxes due to the expense was $204, resulting in a $296 decrease to 2004 net income.

In 1Q 2004, UTMD recognized extraordinary non-operating income of $6,060 from settlement of additional damages following $24,884 damages recognized in 4Q 2003 which had been awarded and upheld on appeal from a patent infringement lawsuit with Tyco International. Associated with the extraordinary non-operating income from patent infringement damages were G&A Expenses (included in Operating Expenses) of $350 in 1Q 2004 and $2,208 in 4Q 2003. These expenses were due to bonuses and additional litigation expenses. Accrued income tax on the extraordinary non-operating income was $2,361 in 1Q 2004 and $9,250 in 4Q 2003.

In the following tables, financial data on the previous page have been adjusted to eliminate the extraordinary items.

                        Year Ended December 31 (adjusted)
                        ---------------------------------

                                  2004      2003      2002      2001      2000
                                  ----      ----      ----      ----      ----

Net Sales                      $26,485   $27,137   $27,361   $26,954   $27,193

Net Income                       7,166     7,335     7,165     5,934     5,373

Earnings Per Common Share -
(Diluted)                         1.53      1.50      1.36      1.14       .90

                       Quarterly Data for 2004 (adjusted)
                       ----------------------------------

                                    First      Second      Third      Fourth
                                  Quarter     Quarter    Quarter     Quarter
                                  -------     -------    -------     -------

Net Sales                          $6,616      $6,827     $6,670      $6,372

Gross Profit                        3,850       3,934      3,779       3,503

Net Income                          1,826       1,841      1,807       1,693

Earnings Per Common Share -
(Diluted)                             .38         .38        .39         .39

                       Quarterly Data for 2003 (adjusted)
                       ----------------------------------

                                    First      Second      Third      Fourth
                                  Quarter     Quarter    Quarter     Quarter
                                  -------     -------    -------     -------

Net Sales                          $6,877      $6,840     $6,761      $6,659

Gross Profit                        3,977       4,033      3,979       3,902

Net Income                          1,788       1,837      1,861       1,848

Earnings Per Common Share -
(Diluted)                             .37         .38        .38         .38

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following comments should be read in conjunction with accompanying financial statements. Dollar amounts are in thousands except per-share amounts and where noted.

In management's opinion, the unfavorable extraordinary event in 4Q 2004 of increasing the Company's litigation reserve and the favorable extraordinary events in 1Q 2004 and 4Q 2003 of recognizing the Tyco patent infringement damages have an impact on the income statements that does not allow a meaningful comparison of financial ratios and other financial measures with prior periods. Consequently, Item 7 (MD&A) adjusts out the following items related to the extraordinary events, prior to making comparisons:

INCOME STATEMENT
----------------
Extraordinary item -          (13,426) [for year ended 12/31/03]

Extraordinary items -           (3,054) [for year ended 12/31/04]

   Note: Comparison of balance sheet items and ROE do include the extraordinary
items.                                             --

Productivity of Assets and Working Capital.
  a) Assets. Year-end 2004 total assets were $41,262, compared to $49,694 in 2003. Year-end assets in both years were substantially higher than in prior years due to the extraordinary Tyco patent infringement damages, reflected in cash and investments in year-end 2004 and receivables in year-end 2003. The change in total assets was not related to sales activity. It reflected the difference in the Tyco damages due UTMD at the end of 2003 and the cash and investment balances resulting from the damages at the end of 2004 after income taxes on the extraordinary income had been paid. The same statement applies to the net change in current assets. In 2005, total asset turns will depend primarily on UTMD's use of its cash and investment balances.
   Although other current asset categories netted out to remain about the same, 2004 ending inventory balances were about $400 lower and receivables were about $400 higher. As a result, average inventory turns increased to 3.7 in 2004 from
3.3 in 2003 despite a decline in sales activity. Management expects to sustain
3.7 inventory turns in 2005. Because year-ending 2004 accounts receivable (A/R) balances increased 12%, calculated average days in A/R aging was 51 on December 31, 2004 based on 4Q 2004 shipment activity. Although this is well within management's objective of 55 days, it is less favorable than at the end of 2003. A/R over 90 days from invoice date were about 5% of total A/R at year-end 2004, compared to 4% at year-end 2003. The Company believes these older A/R are collectible or within its reserve balances for uncollectible accounts.
   Working capital at year-end 2004 was $20,194 compared to $21,405 at year-end 2003. Both amounts far exceed UTMD's working capital needs for normal operations. UTMD's current ratio increased to 5.7 from 2.7, due mainly to the decrease in income taxes due resulting from the extraordinary items. 2005 working capital balances and current ratio will depend primarily upon the timing and extent of use of cash and investment balances. The non-cash and investment components of working capital are expected to remain within management targets.
   Property, plant and equipment (PP&E) assets are comprised of Utah, Oregon and Ireland manufacturing molds, production tooling and equipment, test equipment, computer/ communications equipment and software, and the Utah and Ireland facilities. UTMD leases the Oregon facility, involved in the 1997 CMI acquisition, and a portion of the Midvale parking lot. In 2004, PP&E depreciation of $739 exceeded new PP&E asset purchases of $411. Net PP&E assets, however, increased $53 compared to the end of 2003 because of a $252 increase in dollar-valued Ireland PP&E assets. In 2004, the U.S. dollar (USD) declined in value relative to the euro by about 8%. Slightly higher consolidated PP&E (in U.S. dollar terms) and lower sales resulted in a slightly lower PP&E turn. In 2005, depreciation of fixed assets is expected to exceed new fixed asset purchases required to sustain current operations, which will improve PP&E asset turns unless the U.S. dollar continues to weaken, further inflating the dollar value of Ireland PP&E.
  The current book value of consolidated PP&E is 37% of acquisition cost. Management believes that PP&E is in good working order and capable of supporting increased sales activity.

   Intangible assets are comprised of goodwill resulting from acquisitions and the costs of obtaining patents and other technology rights. Net intangible assets (NIA) increased to $7,674 at the end of 2004 from $6,787 at the end of 2003. The $7,191 goodwill portion of NIA at the end of 2004 is the result of three acquisitions in 1997, 1998 and 2004 which were made in cash at conservative valuations. Goodwill increased $946 in 2004 as a result of the acquisition of Abcorp Medical, UTMD's supplier of fetal monitoring belts. The increase in 2004 goodwill was offset by $70 amortization of other intangible assets. As of the end of 2004, goodwill on the balance sheet has been reduced by 24% from the goodwill resulting at time of acquisition. The reduction is a result of UTMD using previous GAAP through 2001 for the purchase method of acquisition accounting. Under current GAAP, the goodwill will not be amortized as an expense unless and until the value of the acquired entity becomes impaired. The acquisitions reflected in goodwill continue to be viable parts of UTMD's overall business activities, representing 26% of total sales in 2004. UTMD does not expect its goodwill intangible assets to become impaired in the foreseeable future.

  b) Liabilities. Excluding accrued and deferred income taxes, UTMD's total liabilities at the end of 2004 and 2003, which were $3,952 and $3,227, respectively, were both less than 10% of total assets reduced by the total accrued tax liability. At the end of 2004, UTMD's total debt ratio decreased to 12% from 26% at the end of 2003. The decline was due to accrued taxes on the extraordinary item on the balance sheet at the end of 2003 which were paid in 2004.

Results of Operations.
  a) Revenues. Global consolidated sales decreased 2% in 2004 compared to 2003. Foreign (international) sales increased 3% while U.S. (domestic) sales declined 4%. Revenues were negatively affected by an August 10 FDA press release that announced that the FDA filed a lawsuit against UTMD. International revenues continued to be negatively affected by the FDA's refusal, continuing since 2003, to provide Certificates to Foreign Governments (CFGs).

  UTMD divides its domestic sales into two primary distribution channels:
"direct sales" which are sales to end user customers by UTMD's direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and "OEM sales" which are component sales to other companies where products are packaged and resold as part of another company's product offerings. As a percentage of total domestic sales, direct sales were 93% of domestic sales in both 2004 and 2003, and 94% in 2002. The remaining sales were OEM sales, e.g. 7% of domestic sales in 2004 were domestic OEM sales. Domestic direct sales represented 72% of global consolidated sales in 2004 compared to 73% in 2003 and 74% in 2002.

   Domestic direct sales which appeared least affected by the FDA announcement were sales where clinicians make the purchase decision. Consequently, the least affected sales were sales to physician offices and clinics. Hospital labor and delivery (L&D) department sales appeared to be the most affected. Hospital NICU sales were less affected than L&D because practitioners still have major discretion in determining what products are purchased. In order to help gain further attention of concerned hospital administrators, UTMD instituted a special "loyalty discount" in late August. Ignoring the effect of the special U.S. hospital customer loyalty discount (the Discount) in effect from August 20 through November 30, 2004, UTMD's sales were down 1% from 2003. The amount of the Discount was $374.

  International sales in 2004 were 23% of global consolidated sales compared to 22% and 21% in years 2003 and 2002, respectively. Of the 2004 international sales, 60% were made in Europe, compared to 58% in both 2003 and 2002. Ireland operations (UTMD Ltd.) shipped 59% of international sales (in USD terms) in 2004 compared to 63% in 2003 and 59% in 2002. UTMD Ltd. 2004 shipments, including intercompany to Midvale, were down 15% in euro terms, and down 5% in USD terms, compared to 2003.

  UTMD groups sales into four product-line categories: 1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician safety; 2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease including LETZ, endometrial sampling, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools;

conservative urinary incontinence therapy devices; and urology tools; 3) neonatal care, comprised of devices that provide developmentally-friendly care to the most critically ill babies including providing vascular access, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized components and molded parts sold on an OEM basis to other companies. In these four categories, UTMD's primary revenue contributors often enjoy a dominant market share and typically have differentiated product features protected by patents.

Revenues by product category:
  1. Worldwide obstetrics product sales were $10,918 in 2004 compared to $11,435 in 2003 and $11,977 in 2002. Without the Discount, 2004 obstetrics sales were $11,120. Of the $517 decline in total obstetrics sales, $154 was from lower sales of vacuum-assisted delivery systems (VADS), an 11% decline, and $1,136 from lower Intran Plus (IUPC) sales, a 12% decline. Abcorp sales of $842 helped offset the declines. After August 10, the lower IUPC and VADS sales resulted primarily from concerns of hospital administrators related to the press release from the FDA. Other contributing factors included a trend in obstetrics practice that favors abdominal operative deliveries over vaginal operative deliveries because of medical malpractice litigation risk, and increased competition including effects of product bundling agreements. Cheaper priced, less clinically-effective products represent significant competition where hospital administrators are constrained by GPO contracts or may not take the total cost of care into consideration, including increased risk of complications and utilization rates. International obstetrics sales increased to $774 in 2004 from $665 in 2003.

  2. Consolidated global gynecology/ electrosurgery/ urology product sales were $5,142 in 2004 compared to $5,324 in 2003 and $5,271 in 2002. Without the
Discount, 2004 sales were $5,212. International sales in this category decreased 9%. International sales were negatively affected by not being able to supply requested FDA CFGs to international distributors.

  3. Consolidated global neonatal product sales were $4,134 in 2004 compared to $4,142 in 2003 and $3,852 in 2002. Without the Discount, 2004 sales were $4,217. International neonatal product sales increased 39%.

  4. Worldwide blood pressure monitoring and accessories (BPM) sales were $6,292 in 2004 compared to $6,236 in 2003 and $6,261 in 2002. Without the Discount, 2004 sales were $6,310. International sales in this category, which includes plastic molded components increased 2%.

   Looking forward to 2005, UTMD's improvement in sales depends primarily on the timing of a favorable resolution of the lawsuit with the FDA, receipt of CFGs and restoration of its good reputation for supplying high quality devices. If the FDA lawsuit is resolved by the middle of the year, management believes that it can achieve a 2-3% increase in 2005 sales relative to 2004.

  b) Gross Profit. UTMD's average 2004 gross profit margin (GPM), the surplus after costs of manufacturing, inspecting, packaging, sterilizing and shipping products (COGS) are subtracted from net revenues, was 56.9% compared to a Company record 58.6% in 2003 and 57.6% in 2002. As a percentage of sales, the negative effect of the Discount was more pronounced on gross profits than on sales. In 2004, UTMD experienced higher materials costs, particularly for plastics, along with increased labor costs, lower absorption of fixed overhead costs because of lower sales, and an unfavorable shift from higher margin products to lower margin products. The unfavorable cost trends were partially offset by lower depreciation expense on fixed assets and recoveries of previous years' misappropriated funds. With regard to the latter, UTMD recognized a favorable contribution to gross profit of $180,830 and $241,670 for 4Q 2004 and 2004, respectively, as the result of recovery of misappropriated funds that had reduced gross profit performance in prior years. The Audit Committee of UTMD was fully involved in the investigation and resolution of this matter.

  With respect to gross profits in UTMD's sales channels, OEM sales are sales of UTMD components that are marketed by other companies as part of their product offerings. UTMD utilizes OEM sales as a means to help maximize utilization of its capabilities established to satisfy its direct sales business. As a general rule, prices for OEM sales expressed as a multiple of direct variable manufacturing expenses are lower than for direct sales because, in the OEM and international channels, UTMD's business partners incur significant expenses of sales and marketing. Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.

  UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a highly complex and competitive medical device marketplace. Management expects to achieve this GPM target again in 2005. Expected favorable influences include growth in sales volume without a similar increase in manufacturing overhead expenses, a larger percentage of total sales from higher margin products and a continued emphasis on reengineering products and processes to reduce costs. Expected unfavorable influences are continued increases in material costs, competitive pressure on pricing and higher wage rates.

  c) Operating Profit. Operating profit, or income from operations, is the surplus after operating expenses are subtracted from gross profits. Operating expenses include sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses. Operating expenses in 2004 were lower by $214 than in 2003. However, because of lower gross profits, 2004 operating profit decreased 6% to $10,109 compared to $10,722 in 2003. 2002 operating profits were $10,542. UTMD's operating profit margin (operating profits divided by total sales) was 38.2% in 2004, compared to a record 39.5% in 2003 and 38.5% in 2002. Operating expenses as a percentage of sales were 18.7% in 2004, compared to 19.1% in both 2003 and 2002. Looking forward to 2005, UTMD expects to continue to achieve an outstanding operating margin by maintaining its GPM above 55% and controlling operating expenses below 19% of sales. The primary risk to achieving that expectation is a delay in the expected resolution of the lawsuit with the FDA. A further delay would be a double negative by continuing to retard sales activity while at the same time increasing litigation costs which are time-related.

        i) S&M expenses: S&M expenses are the costs of communicating UTMD's differences and product advantages, providing training and other customer service in support of the use of UTMD's solutions, processing orders and funding GPO fees. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly employed for U.S. business activity where it sells directly to clinical users. The largest component of S&M expenses is the cost of directly employing representatives that provide coverage across the U.S. Year 2004 S&M expenses decreased to $2,253 from $2,364 in 2003 and $2,472 in 2002, as UTMD continued to focus on the productivity of its direct sales force. As a percent of total sales, S&M operating expenses were 8.5% in 2004, 8.7% in 2003 and 9.0% in 2002. Looking forward, UTMD plans higher S&M expenses during 2005 due to Group Purchasing Organization fees, increased advertising expenses and new marketing initiatives, but intends to manage S&M expenses to remain less than 9% of total sales.

        ii) R&D expenses: R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. Internal R&D expenses were $292 in 2004, $288 in 2003 and $285 in 2002. As a percent of sales, 2004 and 2003 R&D expenses were 1.1% compared to 1.0% in 2002. In addition to new products still being developed, a number of existing products were enhanced or updated in 2004. In 2005, UTMD will opportunistically employ R&D resources to invest where management anticipates it can get a significant return with future new product sales. 2005 R&D expenses are again likely to be in the range of 1% of sales.

        iii) G&A expenses: G&A expenses include the "front office" functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, legal, risk management and protection of intellectual property. In addition to employing the personnel required to coordinate or manage the preceding functions, G&A expenses include outside director costs, outside legal counsel, independent accounting audit fees, 401(k) administration, NASDAQ exchange fees, write-offs of uncollectible receivables, business insurance costs and corporate contributions to charitable organizations. G&A expenses were $2,412 in 2004, $2,517 in 2003 and $2,464 in 2002. As a percent of sales, G&A expenses were 9.1% in 2004, 9.3% in 2003 and 9.0% in 2002. All three years included litigation expenses relating to the patent infringement lawsuit with Tyco/KendalloLTP or lawsuits with the FDA. In addition, all three years include increasing G&A expenses to comply with required governance activities mandated by The Sarbanes Oxley Act of 2002. It is management's objective to hold G&A expenses to about 9% of sales again in 2005.

  d) Non-operating Income, Non-operating Expense and EBT. Non-operating income includes royalties from licensing UTMD's technology to other companies, rent from leasing underutilized property to others, income earned from investing the Company's excess cash and gains or losses from the sale of assets, offset by non-operating expenses which include interest expenses and bank fees. Non-operating income was $798 in 2004, $454 in 2003 and $453 in 2002. The increase in 2004 resulted from investment income on much higher average cash and investment balances, higher rental income and no interest expense. Royalties received were $450 in all three years. Future royalties may vary depending on the success of other companies in selling products licensed by UTMD, and the remaining life of the applicable patents. In 2004, UTMD had no interest expense because it did not utilize its bank line-of-credit. In 2003 and 2002, respectively, interest expense was $47 and $36. UTMD expects non-operating income in 2005 to be between $500 and $800. The actual amount received will depend on many factors including: the timing of utilization of cash balances for share repurchases, dividends or acquisitions; the market performance of UTMD's liquid investments; the need for capital to support litigation; and cash flow from normal operating performance.

  Earnings before income taxes (EBT) result from adding UTMD's non-operating income to its operating profits. EBT were $10,907 in 2004, $11,176 in 2003 and $10,996 in 2002. EBT in 2004 were 2% lower than in 2003, the same percentage decrease as sales. Given the 2005 projections previously noted, management is targeting 2005 EBT of about $11,000.

  e) Net Income, EPS and ROE. Net income is EBT minus income taxes. Net income in 2004 decreased 2%, consistent with the change in sales, to $7,166 from $7,335 in 2003. 2002 net income was $7,165. The effective income tax rate in 2004 was 34.3% compared to 34.4% in 2003 and 34.8% in 2002. Tax on the extraordinary items was 41.4%, resulting in a combined tax rate of 36.6%. Year to year fluctuations in the tax rate have resulted from: 1) differences in distribution of state income taxes; 2) variations in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products; 3) extraterritorial income exclusions; 4) higher marginal tax rates for EBT above $10 million; and
5) other factors such as R&D tax credits. Management expects that UTMD's consolidated income tax rate should be similar in 2005 compared to 2004, but this is difficult to predict.

  UTMD's normal net income expressed as a percentage of sales ranks in the top performance tier of all U.S. publicly-traded companies at 27.1%, 27.0% and 26.2% for years 2004, 2003 and 2002, respectively. This profitability performance factor is the primary driver for UTMD's return on shareholders' equity (ROE).

  Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e., have exercise prices below the current period's weighted average market value). Diluted 2004 EPS were $1.53, up 2% from $1.50 in 2003. In 2002, EPS were $1.36. Fewer outstanding shares accounted for the increase in EPS. UTMD management believes shareholder value is improved by consistently increasing EPS. Over the last seven years since 1997, UTMD has increased EPS at an annually compounded rate of 17% per year. The end of 2004 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,675 (in thousands) compared to 4,885 shares in 2003 and 5,263 shares in 2002. Dilution for "in the money" unexercised options for the year 2004 was 276 (in thousands) shares compared to 359 in 2003 and 350 in 2002. The total number of options outstanding at year-end was about the same in 2004 as 2003, following a 23% decline in the prior year. Dilution decreased in 2004 from 2003 because the average number of options outstanding decreased substantially, partially offset by a higher average share price in the stock market. Actual outstanding common shares as of December 31, 2004 were 4,105,000.

  Return on shareholders' equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholders' equity during the applicable time period. Because ROE includes balance sheet measures as well as income statement measures, the calculations of ROE which follow do not exclude the extraordinary items. ROE in 2004 was 23% (28% before dividends), compared to 79% in 2003 and 42% in 2002. This ratio determines how fast the Company can afford to grow without adding external financing that would dilute shareholder interests. For example, a 20% ROE will financially support 20% growth in revenues without issuing more stock. The lower ROE in 2004, despite a continued excellent net profit margin, was due to payment of dividends to shareholders which reduced retained profits, much higher average cash and investment balances which reduced total asset turns, and no long-term debt which reduced financial leverage compared to prior years. Looking forward, 2005 ROE is projected to be lower than 2004 if cash and investment balances are maintained at current levels, shareholder dividends are continued and no other extraordinary income is received. In UTMD's opinion, achieving growth in revenues and EPS without diluting shareholder interests maximizes shareholder value. UTMD's ROE has averaged 34% per year over the last 18 years.


Liquidity and Capital Resources.
  Cash Flows. Cash (and investment) balances were $16,928 at the end of 2004, compared to $1,484 at the end of 2003.

  Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $27,459 in 2004 compared to $8,335 in 2003 and $8,656 in 2002. Major changes in operating assets and liabilities in both 2004 and 2003 were related to the accrual and receipt of about $31 million from Tyco International for patent infringement, and taxes on that income. Cash provided by operating activities in 2004 includes continued excellent net income performance, aided by a $446 tax benefit attributable to exercise of employee options, compared to the same tax benefit in 2003 of $1,108 and $354 in 2002.

  The Company's use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to make prudent use of excess cash. UTMD expended $22,103 in 2004 on such purchases, compared to $737 in 2003 and none in 2002. In 2004, UTMD received $8,202 from selling short-term investments. UTMD invested $1,012 in second quarter 2004 to acquire Abcorp, Inc., its vendor for fetal monitoring belts. Please see the table under Supplemental Disclosure of Cash Flow Information for detail of the Abcorp assets purchased.

  In 2004, UTMD received $1,111 and issued 117,482 shares of stock upon the exercise of employee and director stock options. Employees and directors exercised a total of 122,908 option shares in 2004, with 5,426 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options. UTMD paid $6 to meet tax withholding requirements on options exercised. UTMD repurchased 555,765 shares of stock in the open market at a cost of $10,692 during 2004. Option exercises in 2004 were at an average price of $10.05 per share. Share repurchases in the open market were at an average cost of $19.24 per share, including commissions and fees. In 2003, the Company received $882 from issuing 197,432 shares of stock on the exercise of employee and director stock options, including 101,420 shares retired upon an employee trading those shares in payment of the stock option exercise price and related tax withholding requirements.

  During 2004, UTMD did not utilize its bank line of credit. In 2003, UTMD made repayments of $4,956 on its note payable, which eliminated the line of credit balance remaining at the end of 2002, while receiving $0 in proceeds from the line of credit. In 2002, UTMD made loan repayments of $2,501 and received $4,956 in proceeds from the line of credit to finance the November 2002 tender offer for UTMD share repurchases.

  Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned 2005 capital expenditures are expected to be approximately $600 to keep facilities, equipment and tooling in good working order. In addition to capital expenditures, UTMD plans to use cash in 2005 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases if the price of the stock remains undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD's business and are accretive to performance. The revolving line of credit will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time not otherwise available from existing cash and investment balances.

  In summary, management plans to utilize cash not needed to support normal operations in one or a combination of the following: 1) to make investments in new technology; 2) to acquire a product line that will help spur revenue growth and better utilize UTMD's infrastructure; and/or 3) to buy back UTMD shares in the open marketplace.


Contractual Obligations and Contingent Liabilities and Commitments
   The following is a summary of UTMD's significant contractual obligations and commitments as of December 31, 2004 (in thousands):

                                            Less                      More
Contractual Obligations and                than 1    1-3      3-5     than 5
       Commitments                 Total    year    years    years    years
       -----------                ------   ------   ------   ------   ------

Long-term debt obligations        $ --     $ --     $ --     $ --     $ --
Operating lease obligations        1,095      108      142      111      734
Purchase obligations (1)           1,788    1,788     --       --       --
                                  ------   ------   ------   ------   ------

Total                             $2,883   $1,896   $  142   $  111   $  734
                                  ======   ======   ======   ======   ======

         (1) The majority of UTMD's purchase obligations constitute raw materials for use in its manufacturing operations. UTMD has the right to make changes in, among other things, purchase quantities, delivery schedules and order acceptance.

Off-Balance Sheet Arrangements
   UTMD's only off-balance sheet arrangements are 1) an operating lease on its Oregon manufacturing facility, and 2) a lease for a portion of the parking lot adjacent to its Utah manufacturing facility. Details on those arrangements are provided above, and in Note 6 on page F-17.

Other Financial Measures
  EBITDA (equals EBT, plus depreciation and amortization expenses, plus interest expense) is a term used for measuring a company's ability to generate cash from its operations without regard for changes in working capital, cash consumed for fixed asset purchases, its cost of borrowing or income tax burden. UTMD's EBITDA from normal operations in 2004 was $11.7 million, or 44% as a ratio of sales. In both 2003 and 2002, EBITDA was 45% of sales. The strong cash generation performance resulted from a combination of excellent profitability together with royalty income from others' use of UTMD's technology. UTMD's 2004 EBITDA including extraordinary items was $16.9 million. With sales and other performance factors as projected above, management expects 2005 EBITDA from normal operations to be about $12 million.

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

Management's Outlook.
  In summary, in 2005 UTMD plans to
  1) clear up its unresolved QSR status with the U.S. FDA that has hindered international sales, slowed new product development, stymied business development and consumed an inordinate amount of human capital since 2001;
  2) continue outstanding operating performance;
  3) actively look for new acquisitions to facilitate sales growth; and
  4) utilize current cash balances in shareholders' best long-term interest.

  UTMD will continue to focus on differentiating itself, especially from commodity-oriented competitors. UTMD is small, but its employees are experienced and diligent in their work. Our passion is in providing innovative clinical solutions that will help reduce health risks for women and their babies. The Company has a defined focus and does not seek to become big as a primary motivation. We just want to do an excellent job in meeting our customers' needs and provide our shareholders with excellent returns.

  The reliability and performance of UTMD's products is high and represents significant clinical benefits as well as minimal total cost of care. Physicians do care about the well-being of their patients, but their time is limited to evaluate choices, and they have hospital administrators to deal with who often look at the initial price of a product, without understanding the total cost of care picture.

  In the U.S., UTMD will continue to leverage its reputation as an innovator which will responsively take on challenges to work with physicians who use its products in specialty hospital areas, or outside the hospital in their office practices. Internationally, where UTMD must depend on the knowledge, focus, relationships and energy of independent distributors, management will continue to closely monitor performance and recruit needed business partners.

  UTMD's 2004 EPS were up 2%, and its $22.47 2004 ending share price was down 14% relative to the end of 2003. In comparison, the NASDAQ Composite, S&P 500 Index and DJIA were up, 9%, 9% and 3%, respectively, in 2004. Looking back five years to the end of 1999, UTMD's EPS have more than doubled, and its year-ending share price has more than tripled. In comparison, the NASDAQ Composite, S&P 500 Index and DJIA were down 46%, down 17% and down 6%, respectively, over that same five year time span.

 In 2004, UTMD again demonstrated a high positive cash flow, managing working capital effectively and keeping new capital expenditures below its rate of depreciation of existing assets. UTMD's balance sheet is strong enough to finance an acquisition in 2005 without issuing stock. In considering acquisitions, UTMD looks to acquire successful companies that will enhance its specialist focus. When UTMD acquires a company, it probably will be for cash and with the idea that it will be able to retain key resources that helped make the acquired entity successful.


Accounting Policy Changes.
  In December 2004, the FASB issued SFAS 123 (revised 2004), "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments it awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company's financial statements. The Company estimates that the required adoption of SFAS 123 (R) in third quarter 2005 will have a negative impact on its consolidated financial statements. Please see note 1, starting on page F-12 for an estimate of the impact this Statement would have had on the Company's net income for the periods covered by this report.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company had manufacturing operations, including related assets, in Ireland denominated in the EURO, and sold products under agreements denominated in various Western European currencies. The EURO and other currencies have been and are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate for the EURO was .7335, .7958 and .9551 per U.S. Dollar as of December 31, 2004, 2003 and 2002, respectively. Please see Note 1, starting on page F-12. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See index to financial statements and financial statement schedule at page
F-1.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


ITEM 9A - DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
  UTMD maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its consolidated condensed financial statements and other disclosures included in this report. UTMD's Board of Directors, operating through its audit committee, provides oversight to its financial reporting process.

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

Management's Report on Internal Control Over Financial Reporting.
  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2004. Jones Simkins, P.C., the independent registered public accounting firm of the Company, has audited management's assessment of, and the effectiveness of, the Company's internal control over financial reporting. Management's report, and the report of Jones Simkins, P.C. appear on pages F-2 and F-3 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
  There have been no significant changes in UTMD's internal controls or in other factors that could significantly affect internal controls subsequent to the date that it carried out its evaluation and there were no corrective actions regarding significant deficiencies or material weaknesses.


ITEM 9B- OTHER INFORMATION

   None.

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


ITEM 11 - EXECUTIVE COMPENSATION

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


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The information from the definitive proxy statement of the registrant under the caption, "PROPOSAL NO. 1. ELECTION OF DIRECTORS: Security Ownership of Management and Certain Persons" is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

  The information from the definitive proxy statement for the 2005 annual meeting of stockholders under the caption "Independent Public Accountants" is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

  3. Exhibits.
             SEC
Exhibit # Reference # Title of Document                          Location
--------- ----------- --------------------------------------     ---------------
    1          3      Articles of Restatement of the Articles    This Filing
                      of Incorporation

    2          3      Articles of Correction to the Restated     This Filing
                      Articles of Incorporation

    3          3      Bylaws                                     Incorporated by
                                                                 Reference (1)

    4          4      Rights Agreement dated as of July 30,      Incorporated by
                      2004, between Utah Medical Products,       Reference (2)
                      Inc., and Registrar and Transfer Company

    5          4      Designation of Rights, Privileges, and     Incorporated by
                      Preferences of Series "A" Preferred Stock  Reference (1)

    6         10      Employment Agreement dated December 21,    Incorporated by
                      1992 with Kevin L. Cornwell*               Reference (3)

    7         10      Amendment, effective May 15, 1998, to      Incorporated by
                      Employment Agreement dated December 21,    Reference (3)
                      1992 with Kevin L. Cornwell*

    8         10      Utah Medical Products, Inc., 2003          Incorporated by
                      Employees' and Directors' Incentive Plan*  Reference (4)

    9         10      Loan Agreement, dated 3 July, 2002         Incorporated by
                      between Utah Medical Products, Inc and     Reference (5)
                      U.S. Bank National Association

   10         10      Revolving Promissory Note, dated July 3,   Incorporated by
                      2002 by Utah Medical Products, Inc. to     Reference (5)
                      U.S. Bank National Association

   11         10      Second Amendment to Loan Agreement,        Incorporated by
                      dated 30 August 2004 between Utah          Reference (6)
                      Medical Products, Inc. and U.S.
                      Bank National Association

   12         10      Summary of Officer and Director            This Filing
                      Compensation

   13         21      Subsidiaries of Utah Medical Products,     Incorporated by
                      Inc.                                       Reference (7)

   14         23      Consent of Jones Simkins, P.C., Company's  This Filing
                      independent auditors for the years ended
                      December 31, 2004 and December 31, 2003

   15         23      Consent of Tanner + Co., Company's         This Filing
                      independent auditors for the year ended
                      December 31, 2002

             SEC
Exhibit # Reference # Title of Document                           Location
--------- ----------- ----------------------------------------    -----------
   16         31      Certification of CEO pursuant to Rule       This Filing
                      13a-14(a) as adopted pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002

   17         31      Certification of Principal Financial        This Filing
                      Officer pursuant to Rule 13a-14(a) as
                      adopted pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002

   18         32      Certification of CEO pursuant to 18 U.S.C.  This Filing
                      1350, as Adopted Pursuant to Section 906
                      of the Sarbanes-Oxley Act of 2002

   19         32      Certification of Principal Financial        This Filing
                      Officer pursuant to 18 U.S.C. 1350, as
                      Adopted Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

      (1) Incorporated by reference from the Company's registration statement on form S-8 filed with the Commission effective February 10, 1995.

      (2) Incorporated by reference from the Company's report on form 8-K filed with the Commission on October 1, 2004.

      (3) Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

      (4) Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

      (5) Incorporated by reference from the Company's quarterly report on form 10-Q filed with the Commission for the quarter ended June 30, 2002.

      (6) Incorporated by reference from the Company's quarterly report on form 10-Q filed with the Commission for the quarter ended September 30, 2004.

      (7) Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 16th day of March, 2005.

                           UTAH MEDICAL PRODUCTS, INC.


                  By:  /s/ Kevin L. Cornwell
                     ------------------------------
                     Kevin L. Cornwell
                     Chief Executive Officer


                  By:  /s/ Greg A. LeClaire
                     ------------------------------
                     Greg A. LeClaire
                     Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 16th day of March, 2005.


                  By:  /s/ Stephen W. Bennett
                     ------------------------------
                     Stephen W. Bennett, Director


                  By:  /s/ Kevin L. Cornwell
                     ------------------------------
                     Kevin L. Cornwell, Director


                  By:  /s/ Ernst G. Hoyer
                     ------------------------------
                     Ernst G. Hoyer, Director


                  By:  /s/ Barbara A. Payne
                     ------------------------------
                     Barbara A. Payne, Director


                  By:  /s/ Paul O. Richins
                     ------------------------------
                     Paul O. Richins, Director

                           UTAH MEDICAL PRODUCTS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                   Index to Consolidated Financial Statements
                   ------------------------------------------
                        December 31, 2004, 2003 and 2002
                        --------------------------------



                                                                        Page
                                                                        ----

Management's Report on Internal Control Over Financial Reporting         F-2

Report of Jones Simkins, P.C. on Management's Assessment
     on Internal Control Over Financial Reporting                        F-3

Report of Jones Simkins, P.C. on Financial Statements                    F-5

Report of Tanner + Co. on Financial Statements                           F-6

Consolidated balance sheet                                               F-7

Consolidated statement of income and comprehensive income                F-8

Consolidated statement of cash flows                                     F-9

Consolidated statement of stockholders' equity                          F-11

Notes to consolidated financial statements                              F-12

                     MANAGEMENT'S REPORT ON INTERNAL CONTROL
                            OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

     - pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
     - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
     - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company's independent registered public accounting firm, Jones Simkins, P.C., has audited management's assessment of the Company's internal control over financial reporting as of December 31, 2004, and their report is shown on the next pages.

By: /s/ Kevin L. Cornwell
   -------------------------
   Kevin L. Cornwell
   Chief Executive Officer


By: /s/ Greg A. LeClaire
   -------------------------
   Greg A. LeClaire
   Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited management's assessment, included in the accompanying report titled Management's Report On Internal Control Over Financial Reporting, that Utah Medical Products, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Utah Medical Products, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Also in our opinion, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2004 consolidated financial statements of Utah Medical Products, Inc. and our report dated January 17, 2005 expressed an unqualified opinion.


/s/ Jones Simkins, P.C.
-----------------------

JONES SIMKINS, P.C.
Logan, Utah
January 17, 2005

                        REPORT OF INDEPENDENT REGISTERED
                        --------------------------------
                             PUBLIC ACCOUNTING FIRM
                             ----------------------

To the Board of Directors and Stockholders' of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Utah Medical Products, Inc. internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) and our report dated January 17, 2005 expressed an unqualified opinion.


/s/ Jones Simkins, P.C.
-----------------------
JONES SIMKINS, P.C.
Logan, Utah
January 17, 2005

                                                    INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Utah Medical Products, Inc.


We have audited the consolidated statements of income and other comprehensive income, stockholders' equity, and cash flows of Utah Medical Products, Inc. for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Utah Medical Products, Inc. for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ Tanner + Co.

Salt Lake City, Utah
January 21, 2003

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                           December 31, 2004 and 2003
                           --------------------------
                                 (In thousands)

                          ASSETS                              2004       2003
                          ------                            --------   --------
Current assets:
     Cash                                                   $  1,818   $    762
     Investments, available-for-sale (note 3)                 15,110        722
     Accounts receivable, net (note 2)                         3,730      3,326
     Inventories (note 2)                                      2,859      3,268
     Prepaid expenses and other current assets                   263        219
     Litigation receivable (note 13)                            --       24,884
     Deferred income taxes (note 7)                              750        721
                                                            --------   --------
        Total current assets                                  24,530     33,902

Property and equipment, net (note 4)                           9,058      9,005
Other assets, net (note 2)                                     7,674      6,787
                                                            --------   --------
        Total assets                                        $ 41,262   $ 49,694
                                                            ========   ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
     Accounts payable                                       $    698   $    368
     Accrued expenses (note 2)                                 3,638     12,129
                                                            --------   --------
        Total current liabilities                              4,336     12,497

Deferred income taxes (note 7)                                   769        665
                                                            --------   --------
        Total liabilities                                      5,105     13,162
                                                            --------   --------
Commitments and contingencies (notes 6 and 10)                  --         --

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000 shares
       authorized, no shares issued and outstanding             --         --
     Common stock, $.01 par value; 50,000 shares
       authorized, issued 4,105 shares in 2004 and
       4,544 shares in 2003                                       41         45
     Accumulated other comprehensive income                      226       (260)
     Retained earnings                                        35,890     36,747
                                                            --------   --------
        Total stockholders' equity                            36,157     36,532
                                                            --------   --------

        Total liabilities and stockholders' equity          $ 41,262   $ 49,694
                                                            ========   ========

                 See accompanying notes to financial statements

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                            AND COMPREHENSIVE INCOME
                            ------------------------
                  Years ended December 31, 2004, 2003 and 2002
                  --------------------------------------------
                    (In thousands, except per share amounts)

                                                  2004       2003        2002
                                                --------   --------    --------
Sales, net (note 9)                             $ 26,485   $ 27,137    $ 27,361
Cost of goods sold (notes 9 and 10)               11,419     11,245      11,598
                                                --------   --------    --------
        Gross margin                              15,066     15,892      15,763

Operating expenses:
     Sales and marketing                           2,253      2,364       2,472
     Research and development                        292        288         285
     General and administrative                    2,412      2,518       2,464
                                                --------   --------    --------
        Income from operations                    10,109     10,722      10,542

Other income (expense):
     Dividend and interest income                    238          5           6
     Royalty income                                  450        450         450
     Interest expense                               --          (47)        (36)
     Other, net                                      110         46          34
                                                --------   --------    --------
     Income before provision for income taxes
        and extraordinary items                   10,907     11,176      10,996
Provison for income taxes (note 7)                 3,741      3,841       3,831
                                                --------   --------    --------
        Income before extraordinary items          7,166      7,335       7,165
Extraordinary items, net of income taxes of
   $2,156 in 2004 and $9,250 in 2003 (note 13)     3,054     13,426        --
                                                --------   --------    --------
        Net income                              $ 10,220   $ 20,761    $  7,165
                                                ========   ========    ========
Earnings per common share (basic)
(notes 1 and 2):
     Before extraordinary items                 $   1.63   $   1.62    $   1.46

     Extraordinary items                            0.69       2.97        --
                                                --------   --------    --------
        Total                                   $   2.32   $   4.59    $   1.46
                                                ========   ========    ========
Earnings per common share (diluted)
(notes 1 and 2):
     Before extraordinary items                 $   1.53   $   1.50    $   1.36

     Extraordinary items                            0.65       2.75        --
                                                --------   --------    --------
        Total                                   $   2.19   $   4.25    $   1.36
                                                ========   ========    ========
Other comprehensive income:
     Foreign currency translation net
        of taxes of $107, $288 and $244         $    222   $    548    $    457
     Unrealized gain on investments net
        of taxes of $61, $12 and $0                  157         19        --
                                                --------   --------    --------
        Total comprehensive income              $ 10,599   $ 21,328    $  7,622
                                                ========   ========    ========

                 See accompanying notes to financial statements.

                                   UTAH MEDICAL PRODUCTS, INC.
                                   ---------------------------
                               CONSOLIDATED STATEMENT OF CASH FLOW
                               -----------------------------------
                           Years Ended December 31, 2004, 2003 and 2002
                           --------------------------------------------
                                          (In thousands)

                                                              2004        2003        2002
                                                            --------    --------    --------
Cash flows from operating activities:
Net income                                                  $ 10,220    $ 20,761    $  7,165
                                                            --------    --------    --------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                809         984       1,172
    Gain on investments                                          (52)        (11)       --
    Provision for (recovery of) losses on accounts receivable      3         (93)         18
    Loss on disposal of assets                                     5           4        --
    Deferred income taxes                                         75         (47)        108
    Tax benefit attributable to exercise of stock options        446       1,108         354
    (Increase) decrease in:
     Accounts receivable                                        (226)         36         577
     Accrued interest and other receivables                     (191)        257        (316)
     Inventories                                                 437         174        (168)
     Prepaid expenses and other current assets                   (43)        (32)        (31)
     Litigation receivable                                    24,884     (24,884)       --
    Increase (decrease) in:
     Accounts payable                                            312        (291)        154
     Accrued expenses                                         (9,220)     10,369        (377)
                                                            --------    --------    --------
       Net cash provided by operating activities              27,459       8,335       8,656
                                                            --------    --------    --------

Cash flows from investing activities:
  Capital expenditures for:
    Property and equipment                                      (411)       (272)       (517)
    Intangible assets                                            (10)       (122)       --
  Purchases of investments                                   (22,103)       (737)       --
  Proceeds from the sale of investments                        8,202          98        --
  Net cash paid in acquisition                                (1,012)       --          --
                                                            --------    --------    --------
       Net cash used in investing activities                 (15,334)     (1,033)       (517)
                                                            --------    --------    --------

Cash flows from financing activities:
  Proceeds from issuance of common stock - options             1,111         882       1,113
  Common stock purchased and retired                         (10,692)     (2,240)    (11,787)
  Common stock purchased and retired - options                    (6)       (555)        (31)
  Proceeds from note payable                                    --          --         4,956
  Repayments of note payable                                    --        (4,956)     (2,501)
  Dividends paid                                              (1,331)       --          --
                                                            --------    --------    --------
       Net cash used in financing activities                 (10,918)     (6,869)     (8,250)
                                                            --------    --------    --------

Effect of exchange rate changes on cash                         (151)         44          26

       Net increase (decrease) in cash and cash equivalents    1,056         477         (85)

Cash at beginning of year                                        762         285         370
                                                            --------    --------    --------

Cash at end of year                                         $  1,818    $    762    $    285
                                                            ========    ========    ========

                         See accompanying notes to financial statements.




                                             F-9

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                       CONSOLIDATED STATEMENT OF CASH FLOW
                       -----------------------------------
                  Years Ended December 31, 2004, 2003 and 2002
                  --------------------------------------------
                                 (In thousands)
                                    Continued

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
                                              2004         2003        2002
                                            --------     --------    --------
  Cash paid during the year for:
  Income taxes                              $ 14,294     $  2,628    $  3,568
  Interest                                  $   --       $     47    $     25


During 2004, the Company purchased
all of the oustanding stock of Abcorp
Medical, Inc.  The Company paid cash
and recorded net assets from the
acquisition as follows:

Cash                                        $     11
Accounts receivable                              127
Inventory                                         25
Prepaid insurance                                 19
Equipment, net                                    16
Accounts payable                                 (96)
Accrued expenses                                 (25)
Goodwill                                         946
                                            --------
Total cash paid                                1,023
Less cash received                               (11)
                                            --------
  Net cash investment                       $  1,012


















                 See accompanying notes to financial statements.

                                  UTAH MEDICAL PRODUCTS, INC.
                                  ---------------------------
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         ----------------------------------------------
                          Years Ended December 31, 2004, 2003 and 2002
                          --------------------------------------------
                                         (In thousands)

                                                            Accumulated
                              Common Stock       Additional    Other                    Total
                          -------------------     Paid-in  Comprehensive  Retained  Stockholders'
                           Shares      Amount     Capital      Income     Earnings     Equity
                          --------    --------    --------    --------    --------    --------
Balance at January 1,        5,029    $     50    $   --      $ (1,816)   $ 19,973    $ 18,207
2002
Shares issued upon
 exercise of employee
 stock options for cash        137           1       1,112        --          --         1,113
Shares received and
 retired upon exercise
 of stock options               (2)       --           (31)       --          --           (31)
Tax benefit attributable
 to appreciation of stock
 options                      --          --           354        --          --           354
Common stock purchased and
 retired                      (721)         (7)     (1,435)       --       (10,345)    (11,787)
Foreign currency
 translation adjustment       --          --          --           701        --           701

Net income                    --          --          --          --         7,165       7,165
                          --------    --------    --------    --------    --------    --------
Balance at December 31,
2002                         4,443    $     44    $   --      $ (1,115)   $ 16,793    $ 15,722
Shares issued upon
 exercise of employee
 stock options for cash        299           3       2,465        --          --         2,468
Shares received and
 retired upon exercise
 of stock options             (101)         (1)     (2,141)       --          --        (2,142)
Tax benefit attributable
 to appreciation of stock
 options                      --          --         1,108        --          --         1,108
Common stock purchased
 and retired                   (97)         (1)     (1,432)       --          (807)     (2,240)
Foreign currency
 translation adjustment       --          --          --           836        --           836
Unrealized holding gain
 from investments,
 available-for-sale,
 net of taxes                 --          --          --            19        --            19
Net income                    --          --          --          --        20,761      20,761
                          --------    --------    --------    --------    --------    --------
Balance at December 31,
2003                         4,544    $     45    $   --      $   (260)   $ 36,747    $ 36,532
Shares issued upon
 exercise of employee
 stock options for cash        123           1       1,234        --          --         1,235
Shares received and
 retired upon exercise
 of stock options               (5)         (0)       (124)       --          --          (124)
Tax benefit attributable
 to appreciation of stock
 options                      --          --           446        --          --           446
Common stock purchased
 and retired                  (557)         (5)     (1,556)       --        (9,130)    (10,691)
Foreign currency
 translation adjustment       --          --          --           329        --           329
Unrealized holding gain
 from investments,
 available-for-sale,
 net of taxes                 --          --          --           157        --           157
Common stock dividends        --          --          --          --        (1,947)     (1,947)
Net income                    --          --          --          --        10,220      10,220
                          --------    --------    --------    --------    --------    --------
Balance at December 31,
2004                         4,105    $     41    $   --      $    226    $ 35,890    $ 36,157
                          ========    ========    ========    ========    ========    ========

                        See accompanying notes to financial statements.


                                              F-11

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

Organization
------------

Utah Medical Products, Inc. and its wholly owned subsidiaries, principally Utah Medical Products Ltd., which operates a manufacturing facility in Ireland, and Columbia Medical, Inc., (the Company) are in the business of producing specialized devices for the healthcare industry. The Company's broad range of products includes those used in critical care areas and the labor and delivery departments of hospitals, as well as outpatient clinics and physicians' offices. Products are sold in both domestic U.S. and international markets.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although actual results could differ from those estimates, management believes it has considered and disclosed all relevant information in making its estimates that materially affect reported performance and current values.

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

The Company's customer base consists primarily of hospitals, medical product distributors, physician practices and others directly related to healthcare providers. Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2004.

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits in addition to Fidelity Investments accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalent balances.

Inventories
-----------

Finished products, work-in-process, raw materials and supplies inventories are stated at the lower of cost (computed on a first-in, first-out method) or market (see Note 2).

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and units-of-production methods over estimated useful lives as follows:

Building and improvements                         30-40 years

Furniture, equipment and tooling                   3-10 years

Long-Lived Assets
-----------------

The Company evaluates its long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment of Long-Lived Assets." Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

---------------------------------------------------------------

Intangible Assets
-----------------

Costs associated with the acquisition of patents, trademarks, license rights and non-compete agreements are capitalized and are being amortized using the straight-line method over periods ranging from 5 to 17 years. The Company evaluates the carrying value of its goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." At December 31, 2004 no impairment was indicated.

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

Legal Costs
-----------

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business. The Company is currently involved in litigation with the FDA which it does not consider an expected consequence of its operations, or in the ordinary course of its business. The Company maintains a reserve for legal costs consistent with its previous experience and anticipated costs. The reserve for legal costs at December 31, 2004 and 2003 was (in thousands) $1,260 and $1,050, respectively (see Note 2).

---------------------------------------------------------------

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

The shares (in thousands) used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                             2004           2003         2002
                                            ------         ------       ------
Weighted average number of shares
     outstanding - basic                     4,399          4,526        4,913
Dilutive effect of stock options               276            359          350
                                            ------         ------       ------

Weighted average number of shares
     outstanding, assuming dilution          4,675          4,885        5,263
                                            ======         ======       ======


Stock-Based Compensation
------------------------

At December 31, 2004, the Company has stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Starting July 1, 2005, in accordance with SFAS 123 (revised 2004), the Company will be required to begin recognizing compensation cost related to its stock option plans. Please see note 14, below.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards starting in 1995 consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

---------------------------------------------------------------

Stock-Based Compensation (continued)
-------------------------

                                                Years ended December 31,
                                         --------------------------------------
                                             2004           2003         2002
                                         ------------   -----------   ---------

Net income as reported                   $     10,220   $    20,761   $   7,165

Deduct:

  Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                                    (388)         (178)       (175)
                                         ------------   -----------   ---------

Net income pro forma                     $      9,832   $    20,583   $   6,990
                                         ============   ===========   =========

Earnings per share:
  Basic - as reported                    $       2.32   $      4.59   $    1.46
                                         ============   ===========   =========
  Basic - pro forma                      $       2.24   $      4.55   $    1.42
                                         ============   ===========   =========

  Diluted - as reported                  $       2.19   $      4.25   $    1.36
                                         ============   ===========   =========
  Diluted - pro forma                    $       2.10   $      4.21   $    1.33
                                         ============   ===========   =========

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

Note 2 - Detail of Certain Balance Sheet Accounts
-------------------------------------------------

                                                             December 31,
                                                        -----------------------
                                                          2004           2003
                                                        --------       --------
Account receivable (in thousands):
     Receivables                                        $  3,636       $  3,373
     Accrued interest and other                              171             27
     Less allowance for doubtful accounts                    (77)           (74)
                                                        --------       --------
                                                        $  3,730       $  3,326
                                                        ========       ========

Inventories (in thousands):
     Finished products                                  $    932       $  1,495
     Work-in-process                                         640            631
     Raw materials                                         1,287          1,142
                                                        --------       --------
                                                        $  2,859       $  3,268
                                                        ========       ========

Other assets (in thousands):
     Goodwill                                           $  9,479       $  8,533
     Patents                                               2,025          2,015
     License rights                                          293            293
     Trademarks                                              224            224
     Non-compete agreements                                  175            175
                                                        --------       --------
                                                          12,196         11,240
     Accumulated amortization                             (4,522)        (4,453)
                                                        --------       --------
                                                        $  7,674       $  6,787
                                                        ========       ========

Accrued expenses (in thousands):
     Income taxes payable                               $    384       $  9,270
     Payroll and payroll taxes                               963          1,479
     Reserve for litigation costs                          1,260          1,050
     Dividends payable                                       616           --
     Other                                                   415            330
                                                        --------       --------
                                                        $  3,638       $ 12,129
                                                        ========       ========



During the years ended December 31, 2004 and 2003, the carrying amount of goodwill increased (in thousands) $946 due to the Abcorp acquisition, which is described in detail in the consolidated statement of cash flow under "Supplemental Disclosure of Cash Flow Information".

Note 3 - Investments
--------------------

The Company's investments, classified as available-for-sale consist of the following (in thousands):
                                                    December 31,
                                                 -----------------
                                                   2004      2003
                                                 -------   -------
          Investments, at
             cost                                $14,822   $   691
          Unrealized holding gain                    288        31
                                                 -------   -------

          Investments, at fair value             $15,110   $   722
                                                 =======   =======

Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows (in thousands):

                                                    December 31,
                                                 -----------------
                                                   2004      2003
                                                 -------   -------
           Balance, beginning of year            $    19   $   -
           Unrealized holding gain                   257        31
           Deferred income taxes on
              unrealized holding gain               (100)      (12)
                                                 -------   -------

           Balance, end of year                  $   176   $    19
                                                 =======   =======


Note 4 - Property and Equipment
-------------------------------

Property and equipment consists of the following (in thousands):
                                                          2004           2003
                                                        --------       --------

Land                                                    $  1,089       $  1,052
Buildings and improvements                                 9,283          8,738
Furniture, equipment and tooling                          13,763         13,966
Construction-in-progress                                      41            111
                                                        --------       --------
                                                          24,176         23,867

Accumulated depreciation and amortization                (15,118)       (14,862)
                                                        --------       --------

                                                        $  9,058       $  9,005
                                                        ========       ========

-------------------------------------------

Included in the Company's consolidated balance sheet are the assets of its manufacturing facilities in Utah, Oregon and Ireland. Property and equipment, by location, are as follows (in thousands):

                                               December 31, 2004
                                               -----------------
                                     Utah       Oregon      Ireland      Total
                                   --------    --------    --------    --------

Land                               $    621    $   --      $    468    $  1,089
Building and improvements             4,234          32       5,017       9,283
Furniture, equipment and tooling     11,627       1,245         891      13,763
Construction-in-progress                 41        --          --            41
                                   --------    --------    --------    --------

Total                                16,523       1,277       6,376      24,176

Accumulated depreciation and
 amortization                       (12,224)     (1,271)     (1,623)    (15,118)
                                   --------    --------    --------    --------

Property and equipment, net        $  4,299    $      6    $  4,753    $  9,058
                                   ========    ========    ========    ========


                                               December 31, 2003
                                               -----------------
                                     Utah       Oregon      Ireland      Total
                                   --------    --------    --------    --------

Land                               $    621    $   --      $    431    $  1,052
Building and improvements             4,082          32       4,624       8,738
Furniture, equipment and tooling     11,901       1,245         820      13,966
Construction-in-progress                111        --          --           111
                                   --------    --------    --------    --------

Total                                16,715       1,277       5,875      23,867

Accumulated depreciation and
 amortization                       (12,221)     (1,267)     (1,374)    (14,862)
                                   --------    --------    --------    --------

Property and equipment, net        $  4,494    $     10    $  4,501    $  9,005
                                   ========    ========    ========    ========

Note 5 - Note Payable
---------------------

The Company has an unsecured bank line-of-credit agreement which allows the Company to borrow up to a fixed maximum amount (in thousands) of $5,000 at an interest rate equal to either the bank's LIBOR rate plus 1.25%, the bank's prime rate less 1.00%, or a daily rate based on LIBOR plus 1.35%. The line-of-credit-balance matures on May 31, 2006 and had an outstanding balance of $0 at both December 31, 2004 and 2003. The principal financial loan covenants are a restriction on the total amount available for borrowing to 1.25 times the last twelve months' EBITDA, which as of December 31, 2004 and 2003 was equal to (in thousands) $21,158 and $43,506, respectively, and a requirement to maintain a net worth in excess of $10 million, which at the end of 2004 and 2003 was (in thousands) $36,157 and $36,532, respectively.


Note 6 - Commitments and Contingencies
--------------------------------------

Operating Leases
----------------

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991. On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index. The Company also leases its CMI building in Oregon under a two-year noncancelable operating lease. Rent expense charged to operations under these operating lease agreements was approximately (in thousands) $107, $105 and $104 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2004 were as follows (in thousands):

         Years ending December 31:                      Amount

                  2005                                $     107
                  2006                                       66
                  2007                                       37
                  2008                                       37
                  2009                                       37
               Thereafter                                   808
                                                      ---------

         Total future minimum lease payments          $   1,092
                                                      =========

--------------------------------------------------

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

Litigation
----------

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business. There are no such lawsuits currently pending. With respect to the current litigation with the FDA, the Company has always strongly maintained that it is in substantial compliance with all government regulations. If the U.S. Court disagrees with the Company, there may be a materially adverse effect on the Company's financial condition or results of operations. Alternatively, if the U.S. Court agrees with it, the Company may have the opportunity to seek restitution of litigation costs and damages. The final pretrial conference is scheduled for June 20, 2005.

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

Note 7 - Income Taxes
---------------------

Deferred tax assets (liabilities) consist of the following temporary differences (in thousands):

                                                  December 31,
                                                  ------------
                                             2004                2003
                                             ----                ----
                                      Current  Long-term  Current  Long-term
                                      -------  ---------  -------  ---------

Inventory write-downs and
 differences due to UNICAP             $  73     $  --     $ 169      $  --
Allowance for doubtful accounts           30        --        29         --
Accrued liabilities and reserves         641        23       523         12
Other                                      6       (42)       --         22
Depreciation and amortization             --       161        --        164
Earnings from subsidiary                  --      (911)       --       (863)
                                       -----     -----     -----      -----

Deferred income taxes, net             $ 750     $(769)    $ 721      $(665)
                                       =====     =====     =====      =====

The components of income tax expense are as follows (in thousands):

                                              Years ended December 31,
                                              ------------------------
                                           2004         2003         2002
                                           ----         ----         ----

Current                                $   3,666     $  3,888     $  3,715
Deferred                                      75          (47)         116
                                           -----        -----        -----

Total                                  $   3,741     $  3,841     $  3,831
                                           =====        =====        =====

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows (in thousands):

                                              Years ended December 31,
                                              ------------------------
                                           2004         2003         2002
                                           ----         ----         ----
Federal income tax expense at the
     statutory rate                    $   3,709     $  3,716     $  3,738
State income taxes                           545          559          482
ETI, foreign sales corporation and
     tax credits                            (164)         (68)        (182)
Other                                       (349)        (366)        (207)
                                           -----        -----        -----

Total                                  $   3,741     $  3,841     $  3,831
                                           =====        =====        =====

Note 8 - Options
----------------

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 1,014,226 shares of common stock, of which 755,526 are outstanding as of December 31, 2004. All options granted under the plans are granted at current market value at date of grant, and may be exercised between six months and ten years following the date of grant. The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company. Changes in stock options were as follows:

                                                             Price Range
2004                                        Shares            Per Share
                                            ------            ---------

Granted                                     164,100      $ 18.00 -   $  25.59
Expired or canceled                          44,767         6.75 -      25.59
Exercised                                   122,908         6.50 -      17.71
Total outstanding at December 31            755,526         6.50 -      25.59
Total exercisable at December 31            554,727         6.50 -      24.02

                                                             Price Range
2003                                        Shares            Per Share
                                            ------            ---------

Granted                                      82,200      $ 17.71 -   $  24.02
Expired or canceled                          12,562         6.75 -      17.71
Exercised                                   298,852         6.50 -      15.01
Total outstanding at December 31            759,101         6.50 -      24.02
Total exercisable at December 31            625,859         6.50 -      14.60

                                                             Price Range
2002                                        Shares            Per Share
                                            ------            ---------

Granted                                      74,100      $ 14.60 -   $  15.01
Expired or canceled                          31,574         6.50 -      15.01
Exercised                                   137,089         6.50 -      14.25
Total outstanding at December 31            988,315         6.50 -      15.01
Total exercisable at December 31            870,414         6.50 -      14.25

For the years ended December 31, 2004, 2003 and 2002, the Company reduced current income taxes payable and increased additional paid-in capital by (in thousands) $446, $1,109 and $354, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

----------------------------

Stock-Based Compensation
------------------------

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as described in Note 1.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   Years ended December 31,
                                                   ------------------------
                                                2004         2003        2002
                                                ----         ----        ----

Expected dividend yield                          0.7%           -           -
Expected stock price volatility                 39.0%        40.5%       41.7%
Risk-free interest rate (weighted average)       3.7%         3.5%        4.3%
Expected life of options                      6.2 years    5.9 years   5.2 years

The per-share weighted average fair value of options granted during 2004, 2003 and 2002 is $10.07, $8.89 and $6.52, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

                             Options Outstanding            Options Exercisable
                    --------------------------------------  --------------------
                                   Weighted
                                    Average
                                   Remaining   Weighted                Weighted
     Range of                     Contractual   Average                 Average
     Exercise         Number         Life      Exercise     Number     Exercise
      Prices        Outstanding     (Years)      Price    Exercisable    Price
-----------------   -----------     -------      -----    -----------    -----

$ 6.50   -   7.25     276,052        3.71      $  6.83      276,052    $  6.83
  9.125  -  15.01     280,068        2.97        12.81      260,510      12.72
 17.71   -  25.59     199,406        9.03        22.72       18,165      20.32
 ----------------     -------        ----        -----       ------      -----

$ 6.50   -  25.59     755,526        4.84      $ 13.24      554,727    $ 10.04
  ===============     =======        ====        =====      =======      =====

Note 9 - Geographic Sales Information
-------------------------------------

The Company had sales in the following geographic areas (in thousands):

                                United States        Europe              Other
                                -------------        ------              -----

     2004                  $         20,452     $      3,639      $      2,394
     2003                            21,266            3,376             2,495
     2002                            21,626            3,337             2,398


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


Note 11 - Employee Benefit Plan
-------------------------------

The Company has a contributory 401(k) savings plan for employees, who are at least 21 years of age, work 30 hours or more each week, and have a minimum of one year of service with the Company. The Company's contribution is determined annually by the board of directors. Company contributions were approximately (in thousands) $92, $95 and $94 for the years ended December 31, 2004, 2003 and 2002, respectively.


Note 12 - Fair Value Financial Instruments
------------------------------------------

None of the Company's financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes, except investments. Detail on investments is provided in note 3, above. The Company estimates that the fair value of all financial instruments at December 31, 2004, does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 13 - Extraordinary Items
-----------------------------

In fourth quarter 2004, the Company recognized extraordinary non-operating expense of (in thousands) $500 resulting from increasing the Company's reserve for litigation expenses related to the litigation process with the U.S. Food & Drug Administration. Taxes on the expense were (in thousands) $204, resulting in a decrease to 2004 net income of $296.

In January 2004, the Company received a payment of (in thousands) $30,944 in damages and interest resulting from a 2002 District Federal Court judgment relating to the Company's patent infringement litigation against Tyco/KendalloLTP. The Company recognized extraordinary non-operating income from that payment of (in thousands) $6,060 in first quarter 2004 and (in thousands) $24,884 in fourth quarter 2003. After subtraction of additional expenses of (in thousands) $350 and income taxes of (in thousands) $2,361, the extraordinary income adds (in thousands) $3,349 to 2004 net income. Likewise, after subtraction of additional expenses of (in thousands) $2,208 and income taxes of (in thousands) $9,250, the extraordinary income adds (in thousands) $13,426 to 2003 net income.


Note 14 - Recent Accounting Pronouncements
------------------------------------------

In December 2004, the FASB issued SFAS 123 (revised 2004), "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The statement is effective for periods beginning after June 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments it awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company's financial statements. The Company estimates that the required adoption of SFAS 123 (R) in third quarter 2005 will have a negative impact on its consolidated financial statements. Please see note 1 for an estimate of the impact this statement would have had on the Company's net income for the periods covered by this report.