Form 10-Q
period 2005-03-31
UTAH MEDICAL PRODUCTS INC
filed 2005-05-10
CIK 706698

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For quarter ended: March 31, 2005                    Commission File No. 0-11178
                                                                         -------


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2005: 4,028,532.
                                   ----------

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
                               INDEX TO FORM 10-Q
                               ------------------




PART I - FINANCIAL INFORMATION                                             PAGE
                                                                           ----

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets as of
             March 31, 2005 and December 31, 2004 .........................  1

             Consolidated Condensed Statements of Income for the
             three months ended March 31, 2005 and March 31, 2004 .........  2

             Consolidated Condensed Statements of Cash Flows for
             three months ended March 31, 2005 and March 31, 2004 .........  3

             Notes to Consolidated Condensed Financial Statements .........  4

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations ................  7

     Item 3. Quantitative and Qualitative Disclosures about Market Risk ... 12

     Item 4. Controls and Procedures ...................................... 12


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ............................................ 13

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds... 13

     Item 4. Submission of Matters to a Vote of Security Holders .......... 14

     Item 6. Exhibits ..................................................... 14


SIGNATURES ................................................................ 14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                   CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                   -------------------------------------------
                      MARCH 31, 2005 AND DECEMBER 31, 2004
                      ------------------------------------
                                 (in thousands)
                                                       (unaudited)     (audited)
                                                         MARCH 31,  DECEMBER 31,
ASSETS                                                       2005          2004
------                                                   --------   -----------

Current assets:
 Cash                                                    $    571      $  1,818
 Investments, available-for-sale                           15,954        15,110
 Accounts receivable - net                                  3,916         3,730
 Inventories                                                2,836         2,859
 Other current assets                                         945         1,013
                                                         --------      --------
   Total current assets                                    24,222        24,530
                                                         --------      --------

Property and equipment - net                                8,774         9,058
                                                         --------      --------

Goodwill                                                    9,479         9,479
Goodwill - accumulated amortization                        (2,288)       (2,288)
                                                         --------      --------
   Goodwill - net                                           7,191         7,191
                                                         --------      --------

Other intangible assets                                     2,718         2,718
Other intangible assets - accumulated amortization         (2,247)       (2,235)
                                                         --------      --------
   Other intangible assets - net                              471           483
                                                         --------      --------

   TOTAL                                                 $ 40,658      $ 41,262
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable                                        $    599      $    698
 Accrued expenses                                           3,221         3,638
                                                         --------      --------
   Total current liabilities                                3,820         4,336
                                                         --------      --------

Deferred income taxes                                         753           769
                                                         --------      --------

   Total liabilities                                        4,573         5,105
                                                         --------      --------

Stockholders' equity:
 Preferred stock - $.01 par value; authorized - 5,000
  shares; no shares issued or outstanding
 Common stock - $.01 par value; authorized - 50,000
  shares; issued - March 31, 2005, 4,070 shares
  December 31, 2004, 4,105 shares                              41            41
 Accumulated other comprehensive income                      (216)          226
 Retained earnings                                         36,260        35,890
                                                         --------      --------
   Total stockholders' equity                              36,085        36,157
                                                         --------      --------

   TOTAL                                                 $ 40,658      $ 41,262
                                                         ========      ========

see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
               ---------------------------------------------------
              THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
              ----------------------------------------------------
                    (in thousands, except per share amounts)
                                   (unaudited)
                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             ------------------
                                                              2005        2004
                                                             ------      ------
NET SALES                                                    $6,652      $6,616

COST OF SALES                                                 2,918       2,766
                                                             ------      ------

 Gross Margin                                                 3,734       3,850
                                                             ------      ------

EXPENSES:

 Selling, general and administrative                          1,118       1,155
 Research & development                                          64          65
                                                             ------      ------

   Total                                                      1,182       1,220
                                                             ------      ------

 Income from Operations                                       2,552       2,630

OTHER INCOME                                                    254         153
                                                             ------      ------

 Income from Operations Before Income Tax Expense             2,806       2,783

INCOME TAX EXPENSE                                              837         957
                                                             ------      ------

 Income From Continuing Operations                           $1,969      $1,826
                                                             ======      ======

EXTRAORDINARY ITEM - Gain from Litigation,
 net of income taxes of $2,361                                  -         3,349

 Net Income                                                  $1,969      $5,175
                                                             ======      ======

BASIC EARNINGS PER SHARE
 From Continuing Operations                                  $ 0.48      $ 0.40
 Extraordinary Item                                             -          0.74
                                                             ------      ------
   Total                                                     $ 0.48      $ 1.14
                                                             ======      ======

DILUTED EARNINGS PER SHARE
 From Continuing Operations                                  $ 0.46      $ 0.38
 Extraordinary Item                                            --          0.69
                                                             ------      ------
   Total                                                     $ 0.46      $ 1.07
                                                             ======      ======

SHARES OUTSTANDING - BASIC                                    4,096       4,516
                                                             ======      ======

SHARES OUTSTANDING - DILUTED                                  4,326       4,845
                                                             ======      ======

see notes to consolidated condensed financial statements

                  UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
                  --------------------------------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
          ------------------------------------------------------------
                           (in thousands - unaudited)
                                                                 MARCH 31,
                                                           --------------------
                                                             2005        2004
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  1,969    $  5,175
                                                           --------    --------
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                 178         229
  Gain on Investments                                           (70)        -
  Provision for losses on accounts receivable                     3           3
  Deferred income taxes                                          91         (69)
  Tax benefit attributable to exercise of stock options          23          61
 Changes in operating assets and liabilities:
    Accounts receivable - trade                                (116)        (53)
    Accrued interest and other receivables                      (93)        (85)
    Litigation receivable                                       -        24,884
    Inventories                                                 (31)       (369)
    Prepaid expenses and other current assets                   (39)        (96)
    Accounts payable                                            (90)        198
    Accrued expenses                                           (392)     (5,188)
                                                           --------    --------
      Total adjustments                                        (537)     19,514
                                                           --------    --------
      Net cash provided by operating activities               1,432      24,689
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
  Property and equipment                                       (127)       (189)
  Intangible assets                                             -           (10)
Purchases of investments                                     (2,100)    (21,903)
Proceeds from sale of investments                             1,168         -
                                                           --------    --------
      Net cash used in investing activities                  (1,058)    (22,102)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options                131         199
Common stock purchased and retired                           (1,140)     (2,690)
Payment of dividends                                           (616)        -
                                                           --------    --------
      Net cash used in financing activities                  (1,625)     (2,491)
                                                           --------    --------

Effect of exchange rate changes on cash                           4          (8)

NET INCREASE (DECREASE) IN CASH                              (1,247)         88

CASH AT BEGINNING OF PERIOD                                   1,818         762
                                                           --------    --------

CASH AT END OF PERIOD                                      $    571    $    850
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes             $     25    $  7,898
  Cash paid during the period for interest                 $    -      $    -

see notes to consolidated condensed financial statements

                           UTAH MEDICAL PRODUCTS, INC.
                           ---------------------------
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

(1) The unaudited financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2004. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2) Inventories at March 31, 2005 and December 31, 2004 (in thousands) consisted of the following:

                                                March 31,   December 31,
                                                  2005          2004
                                                 ------        ------
         Finished goods                          $  758        $  932
         Work-in-process                            609           640
         Raw materials                            1,469         1,287
                                                 ------        ------
         Total                                   $2,836        $2,859
                                                 ======        ======

(3) Stock-Based Compensation. At March 31, 2005 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2005         2004
                                                          ---------    ---------
Net Income as reported                                    $   1,969    $   5,175
Deduct:
 Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                              -98          -85
                                                          ---------    ---------
Net income pro forma                                      $   1,871    $   5,090
                                                          =========    =========
Earnings per share:
   Basic - as reported                                    $    0.48    $    1.14
                                                          =========    =========
   Basic - pro forma                                      $    0.46    $    1.13
                                                          =========    =========
   Diluted - as reported                                  $    0.46    $    1.07
                                                          =========    =========
   Diluted - pro forma                                    $    0.43    $    1.05
                                                          =========    =========


(4) Comprehensive Income. Comprehensive income (in thousands) for the three months ending March 31, 2005 was $1,616, net of taxes. The components used to calculate comprehensive income were foreign currency translation adjustments of ($209), and unrealized holding losses of ($144).

(5) Warranty Reserve. The Company accrues provisions for estimated costs that are likely to be incurred for product warranties and uncollectible accounts. The amount of the provision is adjusted, as required, to reflect historical experience. The following table summarizes changes to UTMD's warranty reserve during 1Q 2005 (in thousands):

   Beginning Balance, January 1, 2005                                  $ 60

   Changes in Warranty Reserve during 1Q 2005:

    Aggregate reductions for warranty repairs                            (1)

    Aggregate changes for warranties issued during reporting period       1

    Aggregate changes in reserve related to preexisting warranties        0
                                                                       ----
   Ending Balance, March 31, 2005                                      $ 60



(6) Investments. Investments, classified as available-for-sale consist of the following (in thousands):


     Investments, available-for-sale    March 31, 2005   March 31, 2004
                                        --------------   --------------
     Investments, at cost                     $ 15,901         $ 22,592

     Equity Securities:
      Unrealized holding gains                      82               33
      Unrealized holding (losses)                  (29)               0
                                              --------         --------
     Investments, at fair value               $ 15,954         $ 22,625
                                              --------         --------

     Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows (in thousands):


Unrealized holding gains on available-for-sales investments    1Q 2005   1Q 2004
                                                               -------   -------
Balance, beginning of period                                     $ 176     $  19

 Realized gain from securities included in beginning balance        71         0
 Gross unrealized holding gains, net of (losses),
  in equity securities                                            (306)        2
 Deferred income taxes on unrealized holding gain                   91         0
                                                                 ------    -----
Balance, end of period                                           $  32     $  21


Available-for-sale debt securities    March 31, 2005   March 31, 2004
                                      --------------   --------------
 Maturity less than 1 year                   $10,521          $     0
 Maturity greater than 10 years                1,450                0


(7) Forward-Looking Information. This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words "anticipate," "believe," "should," "project," "estimate," "expect," "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout this document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.
     General risk factors that may impact the Company's revenues include the market acceptance of competitive products, administrative practices of group purchasing organizations; obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UTMD's products at lower prices, the timing and market acceptance of UTMD's own new product introductions, UTMD's ability to efficiently and responsively manufacture its products, including the possible effects of lack of performance of suppliers, success in gaining access to important global distribution channels, budgetary constraints, the timing of regulatory approvals for newly introduced products, regulatory intervention in current operations, particularly including the August 9, 2004 lawsuit filed by the Justice Department on behalf of the FDA against UTMD in the U.S. District Court of Utah and third party reimbursement of health care costs of customers.
     Risk factors, in addition to the risks outlined in the previous paragraph that may impact the Company's assets and liabilities, as well as cash flows, include: risks inherent to companies manufacturing products used in healthcare, including claims resulting from the improper use of devices and other product liability claims; defense of the Company's intellectual property; productive use of assets in generating revenues, management of working capital, including inventory levels required to meet delivery commitments at a minimum cost; and timely collection of accounts receivable.
     Additional risk factors that may affect non-operating income include: the continuing viability of the Company's technology license agreements; actual cash and investment balances; asset dispositions; and acquisition activities that may require external funding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
     UTMD manufactures and markets a well-established range of specialty medical devices. The Company's Form 10-K Annual Report for the year ended December 31, 2004 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per-share amounts or where otherwise noted.
     In first quarter (1Q) 2004, UTMD recognized extraordinary income of $6,060 from damages and interest regarding a patent infringement lawsuit with Tyco International. Associated with this extraordinary income were G&A Expenses (included in Operating Expenses) of $350. These expenses were due to bonuses and litigation costs. Taxes on the extraordinary item were $2,361. The following MD&A makes income statement comparisons based on continuing operations and the extraordinary item separately, in the same format as shown in the accompanying income statements.

Analysis of Results of Operations

      a) Overview
         In 1Q 2005, UTMD's consolidated global sales increased 1% compared to 1Q 2004. UTMD achieved the following profitability measures for 1Q 2005, in comparison with 1Q 2004:
                                                             1Q 05     1Q 04
                                                             -----     -----
     Gross Profit Margin (gross profits/ sales):             56.1%     58.2%
     Operating Profit Margin (operating profits/ sales):     38.4%     39.7%
     Income From Continuing Operations Margin
      (income from continuing operations/ sales):            29.6%     27.6%

         First quarter 2005 earnings per share (EPS) from continuing operations increased 21.8% to $.46 on a diluted basis.

      b) Revenues
         The Company believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. Revenue from product and service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured. There are circumstances under which revenue may be recognized when product is not shipped, all of which meet the criteria of SAB 104 :
      1) The Company provides engineering services, for example, design and production of manufacturing tooling that may be used in subsequent UTMD manufacturing of custom components for other companies. This revenue is recognized when UTMD's service has been completed according to a fixed contractual agreement.
      2) The Company manufactures products for other companies (OEM customers) according to fixed longer term supply contracts which are not cancelable or changeable. Occasionally, an OEM customer will request to bill completed products according to the contract, but hold shipment for some business purpose of the customer (e.g. awaiting some mating component from another supplier).
      3) The Company manufactures products for foreign companies according to fixed contracts which are not cancelable or changeable. Occasionally, a foreign customer under a prepay obligation will request to bill completed products according to the contract, but hold shipment until payment will be made.
         Sales in 1Q 2005 increased 1% compared to 1Q 2004. Although sales increased, they continue to be negatively affected by the August 10, 2004 FDA press release announcing an injunction lawsuit against UTMD. Domestic direct sales were essentially the same in both quarters. Domestic OEM sales (sales of components to other companies) were down 20% compared to 1Q 2004. The primary component of the weaker OEM sales was Deltran accessories (BPM components), which were down 40%. The OEM sales pattern is uneven quarter-to-quarter because customers tend to purchase several months' worth of components at a time to minimize costs.
         International sales increased 8% in 1Q 2005 compared to 1Q 2004. International sales were $1,623 in 1Q 2005 compared to $1,501 in 1Q 2004. Trade shipments from UTMD's Ireland facility were up 4% in US Dollar terms, and down 2% in EURO terms. International sales were up more than shipments from the

Ireland facility due to product mix, as the Ireland plant manufactured and shipped products in 1Q 2005 with a higher labor component than in the prior-year period.

Global revenues by product category:

                                                            1Q 2005  1Q 2004
                                                            -------  -------
   Labor & Delivery                                          $2,412   $2,571
   Gynecology/ Electrosurgery/ Urology                        1,307    1,353
   Neonatal                                                   1,311    1,021
   Blood Pressure Monitoring and Accessories (BPM)            1,622    1,671
    BPM includes molded components sold to OEM customers

      c) Gross Profit
         UTMD's average gross profit margin (GPM), gross profits as a percentage of sales, was 56.1% in 1Q 2005, compared to 58.2% 1Q 2004. UTMD's prices for its products have remained consistent with the prior year, but 1Q 2005 product mix favored lower margin products. Because of UTMD's small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.
         UTMD targets an average GPM greater than or equal to 55%, which it believes is necessary to successfully support the significant operating expenses required in a complex and competitive medical device industry. Management expects to continue to achieve its GPM target during the remainder of 2005. Expected favorable influences include a more favorable absorption of fixed overhead expenses after the significant inventory reduction in third quarter 2004. Expected unfavorable influences are expected increases in direct labor-related and direct materials-related costs, and a continued increase in proportion of sales of lower margin products relative to the same period in the prior year.

      d) Operating Profit from Continuing Operations
         Operating Profit is the profit remaining after subtracting operating expenses from gross profits. Operating expenses from continuing operations in 1Q 2005 were lower than 1Q 2004 by $39. However, because of the lower gross profits, operating profits from continuing operations decreased to $2,552 in 1Q 2005 from $2,630 in 1Q 2004. Total operating expenses from continuing operations, including sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses, were 17.8% of sales in 1Q 2005, compared to 18.4% in 1Q 2004. 1Q 2005 operating profit margin from continuing operations was 38.4%, compared to 39.7% of sales in 1Q 2004.
         S&M expenses in 1Q 2005 were $501 or 7.5% of sales compared to $562, or 8.5% of sales in 1Q 2004. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. Looking forward to the rest of 2005, UTMD intends to manage S&M expenses to remain less than 9% of total consolidated sales.
         R&D expenses in 1Q 2005 were $64 or 1.0% of sales compared to $65 or 1.0% of sales in 1Q 2004. UTMD will continue to opportunistically employ R&D resources to invest where management anticipates it can get a significant return with future new products. Management expects R&D expenses during 2005 as a whole to be approximately 1% of sales.
         G&A expenses from continuing operations in 1Q 2005 were $617 or 9.3% of sales compared to $594 or 9.0% of 1Q 2004 sales. In addition to legal costs not associated with the extraordinary item, G&A expenses from continuing operations include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002. Management expects G&A expenses not associated with the extraordinary item during 2005 to remain about 9% of sales.

      e) Non-operating income
         Non-operating income in 1Q 2005 was $254 compared to $154 in 1Q 2004 (excluding the 1Q 2004 extraordinary gain). UTMD paid no interest during either period because its line of credit balance has been zero since late 2003. UTMD received $148 in 1Q 2005 compared to $48 in 1Q 2004 in interest, dividends and capital gains income from investing cash balances. Royalty income, which UTMD receives from licensing its technology to other companies, was approximately the same for the same periods in both years.

      f) Earnings Before Income Taxes
         1Q 2005 earnings before income taxes from continuing operations (EBT) increased 1% to $2,806 compared to $2,783 EBT in 1Q 2004. 1Q 2005 EBT margin from continuing operations was 42.2% of sales compared to 42.1% in 1Q 2004.

      g) Net Income and Earnings per Share from Continuing Operations
         UTMD's net income (after taxes) from continuing operations increased 7.8% to $1,969 in 1Q 2005 compared to $1,826 in 1Q 2004. Net profit margins
(NPM) from continuing operations, net income (after tax) from continuing operations expressed as a percentage of sales, was 29.6% in 1Q 2005 compared to 27.6% in 1Q 2004. The disproportionate increase in 1Q 2005 net income relative to EBT was due to a significantly lower income tax provision as a result of The American Jobs Creation Act of 2004 (the Act) enacted in October 2004 which allows a temporary tax deduction on repatriated foreign earnings, which must be accomplished in 2005. UTMD previously included a deferred tax liability in reported results, anticipating that profits generated in Ireland would eventually be repatriated triggering additional U.S. income taxes. Because the Act provides a temporary deduction on repatriated foreign earnings, the tax provision on 1Q 2005 earnings was reduced by about $125. The resulting tax provision as a percentage of pretax profits in 1Q 2005 was 29.8% compared to 34.4% in 1Q 2004 for continuing operations, following the guidance provided by FASB Staff Position No. FAS 109-2. For the whole year 2005, UTMD estimates that the Act may allow about a $500,000 reduction in taxes on income, or about $.12/ share. Although UTMD expects that the lower income tax provision resulting from the Act will impact all calendar quarters in 2005, it is a non-recurring tax benefit limited to the year 2005.
         Diluted 1Q 2005 Earnings per Share (EPS) from continuing operations increased 20.8% to $.46 from $.38 in 1Q 2004. EPS impact of the Act in 1Q 2005 was an increase of about $.03 per share. 1Q 2005 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,326,000 compared to 4,845,000 shares in 1Q 2004. The Company repurchased 53,124 shares in 1Q 2005. Exercises of employee options in 1Q 2005 added 17,745 shares (net of shares swapped by employees as payment for the option exercise cost). Increases and decreases in UTMD's stock price impact EPS growth as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 230,000 shares to actual weighted average shares outstanding in 1Q 2005, compared to 329,000 in 1Q 2004. The decrease in 2004 dilution is primarily due to fewer unexercised options outstanding. Actual outstanding common shares as of the end of 1Q 2005 were 4,070,100 compared to 4,488,700 at the end of 1Q 2004.

      h) Extraordinary Item
         In 1Q 2004, UTMD recognized extraordinary non-operating income of $6,060 from damages and interest regarding a patent infringement lawsuit with Tyco International. Associated with this non-continuing operations income were operating expenses of $350, due to bonuses and litigation costs. A tax provision of $2,361 on the gain resulted in an addition to 1Q 2004 net income of $3,349. Diluted 1Q 2004 EPS on the extraordinary item were $0.69. Net income in 1Q 2005 was $1,969 compared to $5,175 in 1Q 2004, a decrease of 62.0%. Total diluted EPS including the extraordinary item were $0.46 in 1Q 2005 compared to $1.07 in 1Q 2004, a decrease of 57.4%.
         The following table details the components of the extraordinary item on the 1Q 2004 income statement ("FCO" = From Continuing Operations).

                                                     Extraordinary
                                              FCO         Item          Total
                                            -------      -------       -------
Operating Expenses                          $ 1,220      $   350       $ 1,570
Income from Operations                        2,630         (350)        2,280
Other Income                                    154        6,060         6,214
Income Before Income Tax Expense              2,783        5,710         8,494
Income Tax Expense                              957        2,361         3,318
Net Income                                    1,826        3,349         5,175

      i) Return on Equity
         UTMD ROE is equal to net profits divided by average shareholder equity during a specific time period. Annualized ROE in 1Q 2005 was 22%, compared to 57% in 1Q 2004. The significantly higher ROE in 1Q 2004 was due primarily to the extraordinary income. Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance because shareholder equity is reduced by the cost of the shares repurchased.

Liquidity and Capital Resources
      j) Cash flows
         Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $1,432 in 1Q 2005 compared to $24,689 in 1Q 2004. The two major changes in operating assets and liabilities in 1Q 2004 were related to the accrual and receipt of about $31 million from Tyco International for patent infringement, and taxes on that income. The approximate cash flow from operating activities impact of the extraordinary item in 1Q 2004 was $22,393. The largest change in 1Q 2005 was a $392 decrease in accrued expenses, due mainly to a decrease in the litigation accrual as legal expenses related to the FDA lawsuit were paid.
         The Company's use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to make prudent use of excess cash. UTMD expended $2,100 in 1Q 2005 on such transactions compared to purchases of $21,903 in 1Q 2004. In 1Q 2005, UTMD received $1,168 from selling short-term investments. UTMD invested $127 and $189 in 1Q 2005 and 1Q 2004, respectively, in property and equipment purchases. This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.
         In 1Q 2005, UTMD received $131 and issued 17,745 shares of stock upon the exercise of employee stock options. Employees exercised a total of 20,130 option shares in 1Q 2005, with 2,385 shares immediately being retired as a result of the individual trading the shares in payment of the exercise price of the options. UTMD repurchased 53,124 shares of stock in the open market at a cost of $1,141 during 1Q 2005. Option exercises in 1Q 2005 were at an average price of $9.13 per share. Share repurchases in the open market were at an average cost of $21.47 per share, including commissions and fees. In 1Q 2004, the Company received $199 from issuing 20,715 shares of stock on the exercise of employee stock options, including 1,200 shares retired upon an employee trading those shares in payment of the stock option exercise price. UTMD repurchased 110,247 shares of stock in the open market at a cost of $2,690 during 1Q 2004.
         UTMD did not utilize its bank line of credit during either period. UTMD paid $616 in cash dividends during 1Q 2005.
         Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned capital expenditures during the remainder of 2005 are expected to be approximately $500 to keep facilities, equipment and tooling in good working order. In addition to capital expenditures, UTMD plans to use cash in 2005 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases if the price of the stock remains undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD's business and are accretive to performance. The revolving line of credit will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time not otherwise available from existing cash and investment balances.

      k) Assets and Liabilities
         March 31, 2005 total assets were $604 lower than at December 31, 2004, while current assets decreased $308. The decreases resulted primarily from a $405 decrease in cash and investments and a $284 decrease in net property and equipment. Cash and investments declined slightly due to share repurchases and dividend payments, despite continued strong cash generation from operating activities.
         Working capital was $20,402 at March 31, 2005, a $208 increase from 2004 year-end. Working capital continues to be far in excess of UTMD's normal operating needs. On the liabilities side, total liabilities were $532 lower and current liabilities $516 lower, due to decreases in accrued expenses related to the payment in 1Q 2005 of legal expenses related to the FDA lawsuit. UTMD's current ratio increased to 6.3 during 1Q 2005, from 5.7 at year-end.
         Inventories decreased $24 during 1Q 2005, and are now close to management's targets for current sales activity. Average inventory turns improved to 4.1 times in 1Q 2005 from 3.9 times in the prior quarter, and 3.2 times in 1Q 2004.
         Receivables balances as of March 31, 2005 were $186 higher than at the beginning of the year. 1Q 2005 ending receivables yielded average "days in receivables" of 49 days, well within management's target of 55 days. At the end of 2004 and at March 31, 2004, days in receivables were 51 and 46, respectively.

         Net property and equipment decreased $284 in 1Q 2005 because depreciation of $166 exceeded new equipment purchases of $127, but mainly due to a $324 decrease in the dollar-denominated value of Ireland P&E. The U.S. dollar increased about 5% relative to the EURO during 1Q 2005. Goodwill remained the same. Net intangible assets, excluding goodwill, decreased $12 as a result of amortization of patents and other intellectual property. At March 31, 2005, net intangible assets including goodwill were 19% of total assets, the same as at year-end 2004.

         As of March 31, 2005, UTMD's total debt ratio (total liabilities/ total assets) decreased to 11% from 12% on December 31, 2004.

      l) Management's Outlook.
         As outlined in its December 31, 2004 10-K Report, UTMD's plan for 2005 is to
         1. clear up its unresolved QSR status with the U.S. FDA that has hindered international sales, slowed new product development, stymied business development and consumed an inordinate amount of human capital since 2001;
         2. continue outstanding operating performance;
         3. actively look for new acquisitions to facilitate sales growth; and
         4. utilize current excess cash balances in shareholders' best long-term interest.

         1Q 2005 performance was consistent with achieving the above 2005 plan.
         Part II Item 1of this report describes the legal proceedings regarding UTMD's dispute with the FDA. The U.S. Court will determine if UTMD is violating any provisions of the QSR. The FDA has the burden to prove its allegations. UTMD and its independent experts maintain that UTMD has been and is in substantial compliance with all applicable government regulations.
         If the Court agrees with any of the FDA allegations, the Company's responsibility would be to implement procedures that satisfy the Court's determination. Because the FDA is not claiming that the Company's devices are unsafe or ineffective, or do not meet predetermined specifications, UTMD believes that an injunction to cease manufacturing and shipping products is not a realistic possibility, even if the Court agrees with FDA allegations. Because of this and because UTMD does not understand the factual basis for FDA's allegations, the Company has not spent resources analyzing the potential impact of the relief being sought by the FDA.
         There is not and never has been an imminent public health risk relating to use of UTMD's products. The FDA has a variety of remedies to address device risks without any resort to the courts. None of those remedies has ever been applied to any UTMD device, because none has been justified. The FDA Denver District Office shut off dialogue with UTMD after 2001 while it performed inspection after inspection in an attempt to build a case. The case that was finally filed involves alleged QSR violations that the agency has been unable to substantiate, despite an effort coordinated by the CDRH including four comprehensive inspections, some involving "national expert" FDA inspectors. An independent expert, a nearly thirty year FDA compliance veteran and former District Director, retained by UTMD, has alleged misconduct within FDA, which will be adjudicated by the Court as part of the present lawsuit.
         There continue to be no FDA restrictions on UTMD's production and distribution of its products, the clinical acceptance and differentiation of which have been clearly demonstrated by continued customer demand through 1Q 2005.

      m) Accounting Policy Changes.
         In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The revised Statement is effective for UTMD starting in 1Q 2006, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments it awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company's financial statements. The Company estimates that the required adoption of SFAS 123 (R) in first quarter 2006 will have a negative impact on its consolidated financial statements. See note 3, above for an estimate of the impact this Statement would have had on the Company's net income for the periods covered by this report. The Company estimates that adoption of this Statement will result in about $100 additional compensation expense during the year 2006 related to options outstanding on the date of this report. The Company intends to continue granting stock options or other equity instruments, although at a lower level than in the past, which will increase the amount of stock based compensation in 2006 and beyond. The Board of Director's action on May 6, 2005 to accelerate the vesting of under water options substantially reduced the financial statement impact of this accounting policy change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

         UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate was 0.7732 EURO per USD as of March 31, 2005, and 0.8155 EURO per USD as of March 31, 2004. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

         The company's management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the company's disclosure controls and procedures were effective.
         There were no changes in the company's internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the company's internal controls over financial reporting.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
         The Company may be a party from time to time in routine litigation incidental to its business. Presently, there is no such routine litigation ongoing.
         On August 9, 2004, the United States of America filed a lawsuit in The United States District Court, Central District of Utah v. UTMD, Kevin L. Cornwell, Chairman & CEO, and Ben D. Shirley, Vice President, Product Development & Quality Assurance. The presiding judge is Judge Bruce R. Jenkins. The government (FDA) is seeking a permanent injunction from alleged deviations of the Quality System Regulation (QSR). The FDA did not seek a preliminary injunction. The relief being sought is to enjoin the Company from manufacturing and shipping products until it conforms with the QSR in a manner that is acceptable to the FDA.
         UTMD was served with the complaint on August 12, 2004. On August 10, the FDA released an announcement on its official website regarding filing the lawsuit which contained a personal quotation from Acting Commissioner Lester Crawford which UTMD believes confused and upset people who use UTMD's devices, and thereby harmed UTMD's commerce and shareholder value. On January 31, 2005, attorneys for UTMD filed a Motion to amend Defendant's Answer to assert a counterclaim for damages for abuse of process. The Court expeditiously reviewed and granted Defendant's Motion for Leave to File Amended Answer to Assert Counterclaim. The relief being sought by UTMD includes dismissing the case, reimbursing UTMD for its expenses and requiring FDA to issue a public apology stating that UTMD has been and is in compliance with the QSR.
         The lawsuit discovery phase ended as of May 1. The pretrial conference is set for June 20.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 1Q 2005.
                                                               Maximum Number
                                                               (or Approximate
                                             Total Number      Dollar Value)
                                             of Shares         of Shares that
                                             Purchased as      May be
                   Total Number   Average    Part of Publicly  Purchased Under
     Period         of Shares    Price Paid  Announced Plans   the Plans or
                   Purchased(1)  per Share   or Programs (1)   Programs (1)
-----------------  ------------  ----------  ----------------  ---------------
1/01/05 - 1/31/05       3,850     $  20.41         3,850
2/01/05 - 2/28/05      20,449        21.09        20,449
3/01/05 - 3/31/05      28,825        21.88        28,825
-----------------  ------------  ----------  ----------------  ---------------
     Total             53,124     $  21.47        53,124

(1) In 1Q 2005 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992. Since 1992 through 1Q 2005, the Company has repurchased 6.0 million shares at an average cost of $10.70 per share including broker commissions and fees in open market transactions. In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased over 8.8 million of its shares at an average price of $10.40 per share since 1992. To complete the picture relating to current shares outstanding, since 1992 the Company's employees and directors have exercised and purchased 1.4 million option shares at an average price of $6.24 per share. All options were awarded at the market value of the stock on the date of the award.

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

Item 4.   Submission of Matters to a Vote of Security Holders

         On May 6, 2005 at the annual meeting, shareholders of the Company approved the following matters submitted to them for consideration:
         Elected Stephen W. Bennett and Ernst G. Hoyer as directors of the Company;
         Stephen W. Bennett:  For    2,985,937
         Ernst G. Hoyer:      For    2,986,872


Item 6.   Exhibits

               SEC
Exhibit #   Reference #    Title of Document
---------   -----------    -----------------
    1           31         Certification of CEO pursuant to Rule 13a-14(a) as
                           adopted pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002
    2           31         Certification of Principal Financial Officer pursuant
                           to Rule 13a-14(a) as adopted pursuant to Section 302
                           of the Sarbanes-Oxley Act of 2002
    3           32         Certification of CEO pursuant to 18 U.S.C. ss.1350,
                           as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002
    4           32         Certification of Principal Financial Officer pursuant
                           to 18 U.S.C. ss.1350, as Adopted Pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UTAH MEDICAL PRODUCTS, INC.
                                       ---------------------------
                                       REGISTRANT


Date:   5/10/05                        By:   /s/ Kevin L. Cornwell
      -----------                          -----------------------
                                           Kevin L. Cornwell
                                           CEO


Date:   5/10/05                        By:   /s/ Greg A. LeClaire
      -----------                          -----------------------
                                           Greg A. LeClaire
                                           CFO