Form 10-Q/A
period 2005-03-31
UTAH MEDICAL PRODUCTS INC
filed 2005-07-19
CIK 706698

UNITED STATES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such filing requirements for the past 90 days

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2005: 4,028,532.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2005 AND DECEMBER 31, 2004
(in thousands)
	(unaudited)	(audited)
ASSETS	MARCH 31, 2005	DECEMBER 31, 2004

Current assets:
Cash	$571	$1,818
Investments, available-for-sale	15,954	15,110
Accounts receivable - net	3,916	3,730
Inventories	2,836	2,859
Other current assets	945	1,013
Total current assets	24,222	24,530

Property and equipment - net	8,774	9,058

Goodwill	7,191	7,191

Other intangible assets	2,718	2,718
Other intangible assets - accumulated amortization	(2,247)	(2,235)
Other intangible assets - net	471	483

TOTAL	$40,658	$41,262

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$599	$698
Accrued expenses	3,221	3,638
Total current liabilities	3,820	4,336

Deferred income taxes	753	769

Total liabilities	4,573	5,105

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000 shares; issued - March 31, 2005, 4,070 shares December 31, 2004, 4,105 shares	41	41
Accumulated other comprehensive income	(216)	226
Retained earnings	36,260	35,890
Total stockholders' equity	36,085	36,157

TOTAL	$40,658	$41,262
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
NET SALES	$6,652	$6,616

COST OF SALES	2,918	2,766

Gross Margin	3,734	3,850

EXPENSES:

Selling, general and administrative	1,118	1,505
Research & development	64	65

Total	1,182	1,570

Income from Operations	2,552	2,280

OTHER INCOME	254	6,214

Income Before Income Tax Expense	2,806	8,494

INCOME TAX EXPENSE	837	3,319

Net Income	$1,969	$5,175

BASIC EARNINGS PER SHARE	$0.481	$1.146

DILUTED EARNINGS PER SHARE	$0.455	$1.068

SHARES OUTSTANDING - BASIC	4,096	4,516

SHARES OUTSTANDING - DILUTED	4,326	4,845

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
(in thousands - unaudited)

	MARCH 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,969	$ 5,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178	229
Gain on investments	(70)	-
Provision for losses on accounts receivable	3	3
Deferred income taxes	91	(69)
Tax benefit attributable to exercise of stock options	23	61
Changes in operating assets and liabilities:
Accounts receivable - trade	(116)	(53)
Accrued interest and other receivables	(93)	(85)
Litigation receivable	-	24,884
Inventories	(31)	(369)
Prepaid expenses and other current assets	(39)	(96)
Accounts payable	(90)	198
Accrued expenses	(392)	(5,188)
Total adjustments	(537)	19,514
Net cash provided by operating activities	1,432	24,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(127)	(189)
Intangible assets	-	(10)
Purchases of investments	(2,100)	(21,903)
Proceeds from sale of investments	1,168	-
Net cash used in investing activities	(1,058)	(22,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	131	199
Common stock purchased and retired	(1,140)	(2,690)
Payment of dividends	(616)	-
Net cash used in financing activities	(1,625)	(2,491)

Effect of exchange rate changes on cash	4	(8)

NET INCREASE (DECREASE) IN CASH	(1,247)	88

CASH AT BEGINNING OF PERIOD	1,818	762

CASH AT END OF PERIOD	$571	$850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$25	$7,898
Cash paid during the period for interest	$-	$-

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

(2)  Inventories at March 31, 2005 and December 31, 2004 (in thousands) consisted of the following:

	March 31,	December 31,
	2005	2004
Finished goods	$758	$932
Work-in-process	609	640
Raw materials	1,469	1,287
Total	$2,836	$2,859

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

	Three Months Ended March 31,
	2005	2004
Net Income as reported	$1,969	$5,175

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-98	-85
Net income pro forma	$1,871	$5,090
Earnings per share:
Basic - as reported	$0.48	$1.14
Basic - pro forma	$0.46	$1.13
Diluted - as reported	$0.46	$1.07
Diluted - pro forma	$0.43	$1.05

(4)  Comprehensive Income. Comprehensive income (in thousands) for the three months ending March 31, 2005 was $1,616, net of taxes. The components used to calculate comprehensive income were foreign currency translation adjustments of ($209), and unrealized holding losses of ($144).

(5)    Warranty Reserve. The Company accrues provisions for estimated costs that are likely to be incurred for product warranties and uncollectible accounts. The amount of the provision is adjusted, as required, to reflect historical experience. The following table summarizes changes to UTMD’s warranty reserve during 1Q 2005 (in thousands):

Beginning Balance, January 1, 2005	$60
Changes in Warranty Reserve during 1Q 2005:
Aggregate reductions for warranty repairs	(1)
Aggregate changes for warranties issued during reporting period	1
Aggregate changes in reserve related to preexisting warranties	0
Ending Balance, March 31, 2005	$60

(6)  Investments. Investments, classified as available-for-sale consist of the following (in thousands):

Investments, available-for-sale	March 31, 2005	March 31, 2004
Investments, at cost	$15,901	$22,592
Equity Securities:
Unrealized holding gains	82	33
Unrealized holding (losses)	(29)	0
Investments, at fair value	$15,954	$22,625

   Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows (in thousands):

Unrealized holding gains on available-for-sales investments	1Q 2005	1Q 2004
Balance, beginning of period	$176	$19
Realized gain from securities included in beginning balance	71	0
Gross unrealized holding gains, net of (losses), in equity securities	(306)	2
Deferred income taxes on unrealized holding gain	91	0
Balance, end of period	$32	$21

Available-for-sale debt securities	March 31, 2005	March 31, 2004
Maturity less than 1 year	$10,521	$0
Maturity greater than 10 years	1,450	0

(7)  Forward-Looking Information. This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words “anticipate,”“believe,”“should,”“project,”“estimate,”“expect,”“intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout this document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.
General risk factors that may impact the Company’s revenues include the market acceptance of competitive products, administrative practices of group purchasing organizations; obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UTMD’s products at lower prices, the timing and market acceptance of UTMD’s own new product introductions, UTMD’s ability to efficiently and responsively manufacture its products, including the possible effects of lack of performance of suppliers, success in gaining access to important global distribution channels, budgetary constraints, the timing of regulatory approvals for newly introduced products, regulatory intervention in current operations, particularly including the August 9, 2004 lawsuit filed by the Justice Department on behalf of the FDA against UTMD in the U.S. District Court of Utah and third party reimbursement of health care costs of customers.

Risk factors, in addition to the risks outlined in the previous paragraph that may impact the Company’s assets and liabilities, as well as cash flows, include: risks inherent to companies manufacturing products used in healthcare, including claims resulting from the improper use of devices and other product liability claims; defense of the Company’s intellectual property; productive use of assets in generating revenues, management of working capital, including inventory levels required to meet delivery commitments at a minimum cost; and timely collection of accounts receivable.
Additional risk factors that may affect non-operating income include: the continuing viability of the Company’s technology license agreements; actual cash and investment balances; asset dispositions; and acquisition activities that may require external funding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
UTMD manufactures and markets a well-established range of specialty medical devices. The Company’s Form 10-K Annual Report for the year ended December 31, 2004 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations
a)  Overview
     In 1Q 2005, UTMD’s consolidated global sales increased 1% compared to 1Q 2004. UTMD achieved the following profitability measures for 1Q 2005, in comparison with 1Q 2004:

	1Q 05	1Q 04
Gross Profit Margin (gross profits/ sales):	56.1%	58.2%
Operating Profit Margin (operating profits/ sales):	38.4%	34.5%
Net Income:	29.6%	78.2%

1Q 2005 earnings per share (EPS) of $.46 decreased 57% compared to 1Q 2004.

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
Sales in 1Q 2005 increased 1% compared to 1Q 2004. Although sales increased, they continue to be negatively affected by the August 10, 2004 FDA press release announcing an injunction lawsuit against UTMD. Domestic direct sales were essentially the same in both quarters. Domestic OEM sales (sales of components to other companies) were down 20% compared to 1Q 2004. The primary component of the weaker OEM sales was Deltran accessories (BPM components), which were down 40%. The OEM sales pattern is uneven quarter-to-quarter because customers tend to purchase several months’ worth of components at a time to minimize costs.
International sales increased 8% in 1Q 2005 compared to 1Q 2004. International sales were $1,623 in 1Q 2005 compared to $1,501 in 1Q 2004. Trade shipments from UTMD’s Ireland facility were up 4% in US Dollar terms, and down 2% in EURO terms. International sales were up more than shipments from the Ireland facility due to product mix, as the Ireland plant manufactured and shipped products in 1Q 2005 with a higher labor component than in the prior-year period.

Global revenues by product category:
	1Q 2005	1Q 2004
Labor & Delivery	$2,412	$2,571
Gynecology/ Electrosurgery/ Urology	1,307	1,353
Neonatal	1,311	1,021
Blood Pressure Monitoring and Accessories (BPM)	1,622	1,671
BPM includes molded components sold to OEM customers.

c)  Gross Profit
     UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 56.1% in 1Q 2005, compared to 58.2% 1Q 2004. UTMD’s prices for its products have remained consistent with the prior year, but 1Q 2005 product mix favored lower margin products. Because of UTMD’s small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.
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

d)  Operating Profit
     Operating Profit is the profit remaining after subtracting operating expenses from gross profits. Operating expenses in 1Q 2005 were lower than 1Q 2004 by $389. The primary factor in the difference was $350 in 1Q 2004 bonuses and litigation expenses related to the Tyco patent infringement. Total operating expenses including sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses, were 17.8% of sales in 1Q 2005, compared to 23.7% in 1Q 2004. Operating profits increased to $2,552 in 1Q 2005 from $2,280 in 1Q 2004. The 1Q 2005 operating profit margin was 38.4%, compared to 34.5% of sales in 1Q 2004.
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
     G&A expenses in 1Q 2005 were $617 or 9.3% of sales compared to $944 or 14.3% of 1Q 2004 sales. In 1Q 2004, $350 in G&A expenses were associated with the completion of the patent infringement lawsuit with Tyco. In addition to litigation costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002. Management expects G&A expenses not including litigation expenses during 2005 to remain about 9% of sales. If resolution of the current lawsuit with FDA extends beyond June, then G&A expenses as a percentage of sales will increase substantially, as litigation expenses are time-related and were accrued in 2004 expecting a June 2005 resolution.

e)  Non-operating income
     Non-operating income in 1Q 2005 was $254 compared to $6,214 in 1Q 2004. In 1Q 2004, UTMD recognized $6,060 in non-operating income due the the completion of the patent infringement lawsuit with Tyco. UTMD paid no interest during either period because its line of credit balance has been zero since late 2003. UTMD received $148 in 1Q 2005 compared to $48 in 1Q 2004 in interest, dividends and capital gains income from investing cash balances. Royalty income, which UTMD receives from licensing its technology to other companies, was approximately the same for the same periods in both years.

f)  Earnings Before Income Taxes
    1Q 2005 earnings before income taxes (EBT) decreased to $2,806 compared to $8,494 in 1Q 2004. 1Q 2005 EBT margin was 42.2% of sales compared to 128.4% in 1Q 2004.

g)  Net Income and Earnings per Share
     UTMD’s net income (after taxes) decreased to $1,969 in 1Q 2005 compared to $5,175 in 1Q 2004. Net profit margins (NPM), net income (after tax) expressed as a percentage of sales, was 29.6% in 1Q 2005 compared to 78.2% in 1Q 2004. The net profit margin in 1Q 2004 was unusual because the recognition of $6,060 in non-operating income from patent infringement damages was unrelated to sales during the period. The income tax provision rate in 1Q 2005 was 29.8% compared to 39.1% in 1Q 2004. 1Q 2005 net income relative to EBT was aided by a significantly lower income tax provision as a result of The American Jobs Creation Act of 2004 (the Act) enacted in October 2004 which allows a temporary tax deduction on repatriated foreign earnings, which must be accomplished in 2005. UTMD previously included a deferred tax liability in reported results, anticipating that profits generated in Ireland would eventually be repatriated triggering additional U.S. income taxes. Because the Act provides a temporary deduction on repatriated foreign earnings, the tax provision on 1Q 2005 earnings was reduced by about $125, following guidance provided by FASB Staff Position No. FAS 109-2. For the whole year 2005, UTMD estimates that the Act may allow about a $500,000 reduction in taxes on income. Although UTMD expects that the lower income tax provision resulting from the Act will impact all calendar quarters in 2005, it is a non-recurring tax benefit limited to the year 2005.
     Diluted 1Q 2005 Earnings per Share (EPS) decreased to $.46 from $1.07 in 1Q 2004. 1Q 2005 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,326,000 compared to 4,845,000 shares in 1Q 2004. The Company repurchased 53,124 shares in 1Q 2005. Exercises of employee options in 1Q 2005 added 17,745 shares (net of shares swapped by employees as payment for the option exercise cost). Increases and decreases in UTMD’s stock price impact EPS growth as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 230,000 shares to actual weighted average shares outstanding in 1Q 2005, compared to 329,000 in 1Q 2004. The decrease in 2004 dilution is primarily due to fewer unexercised options outstanding. Actual outstanding common shares as of the end of 1Q 2005 were 4,070,100 compared to 4,488,700 at the end of 1Q 2004.

h)  Return on Equity
  UTMD ROE is equal to net profits divided by average shareholder equity during a specific time period. Annualized ROE in 1Q 2005 was 22%, compared to 57% in 1Q 2004. The significantly higher ROE in 1Q 2004 was due primarily to non-operating income resulting from resolution of the Tyco patent infringement. Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance because shareholder equity is reduced by the cost of the shares repurchased.

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

       Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned capital expenditures during the remainder of 2005 are expected to be approximately $500 to keep facilities, equipment and tooling in good working order. In addition to capital expenditures, UTMD plans to use cash in 2005 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for litigation expenses related to the FDA lawsuit; for continued share repurchases if the price of the stock remains undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance. The revolving line of credit will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time not otherwise available from existing cash and investment balances.

j)  Assets and Liabilities
    March 31, 2005 total assets were $604 lower than at December 31, 2004, while current assets decreased $308. The decreases resulted primarily from a $405 decrease in cash and investments and a $284 decrease in net property and equipment. Cash and investments declined slightly due to share repurchases and dividend payments, despite continued strong cash generation from operating activities.
    Working capital was $20,402 at March 31, 2005, a $208 increase from 2004 year-end. Working capital continues to be far in excess of UTMD’s normal operating needs. On the liabilities side, total liabilities were $532 lower and current liabilities $516 lower, due to decreases in accrued expenses related to the payment in 1Q 2005 of legal expenses related to the FDA lawsuit. UTMD’s current ratio increased to 6.3 during 1Q 2005, from 5.7 at year-end.
    Inventories decreased $24 during 1Q 2005, and are now close to management’s targets for current sales activity. Average inventory turns improved to 4.1 times in 1Q 2005 from 3.9 times in the prior quarter, and 3.2 times in 1Q 2004.
    Receivables balances as of March 31, 2005 were $186 higher than at the beginning of the year. 1Q 2005 ending receivables yielded average “days in receivables” of 49 days, well within management’s target of 55 days. At the end of 2004 and at March 31, 2004, days in receivables were 51 and 46, respectively.
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
    As of March 31, 2005, UTMD’s total debt ratio (total liabilities/ total assets) decreased to 11% from 12% on December 31, 2004.

  k)  Management's Outlook.
    As outlined in its December 31, 2004 10-K/A Report, UTMD’s plan for 2005 is to
    a)  clear up its unresolved QSR status with the U.S. FDA that has hindered international sales, slowed new product development, stymied business development, clouded UTMD’s previously excellent reputation for quality products and consumed an inordinate amount of human and financial capital since 2001;
    b)  continue outstanding operating performance;
    c)  actively look for new acquisitions to facilitate sales growth; and
    d)  utilize current cash balances in shareholders’ best long-term interest.
    1Q 2005 performance demonstrated progress toward achieving the above 2005 plan.
 Part II Item 1of this report describes the legal proceedings regarding UTMD’s dispute with the FDA. The U.S. Court will determine if UTMD is violating any provisions of the QSR. The FDA has the burden to prove its allegations. UTMD and its highly reputable independent experts maintain that UTMD has been and is in substantial compliance with all applicable government regulations.
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

l)  Accounting Policy Changes.
    In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The revised Statement is effective for UTMD starting in 1Q 2006, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments it awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) in first quarter 2006 will have a negative impact on its consolidated financial statements. See note 3, above for an estimate of the impact this Statement would have had on the Company’s net income for the periods covered by this report. The Company estimates that adoption of this Statement will result in about $100 additional compensation expense during the year 2006 related to options outstanding on the date of this report. The Company intends to continue granting stock options or other equity instruments, although at a lower level than in the past, which will increase the amount of stock based compensation in 2006 and beyond. The Board of Director’s action on May 6, 2005 to accelerate the vesting of under water options substantially reduced the financial statement impact of this accounting policy change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the company’s disclosure controls and procedures were effective.
There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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
The lawsuit discovery phase ended as of May 1. The pretrial conference is now set for June 20.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 1Q 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
1/01/05 - 1/31/05	3,850	$20.41	3,850
2/01/05 - 2/28/05	20,449	21.09	20,449
3/01/05 - 3/31/05	28,825	21.88	28,825
Total	53,124	$21.47	53,124

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 6, 2005 at the annual meeting, shareholders of the Company approved the following matters submitted to them for consideration:
Elected Stephen W. Bennett and Ernst G. Hoyer as directors of the Company;
Stephen W. Bennett:	For	2,985,937
Ernst G. Hoyer:	For	2,986,872

Item 6. Exhibits

Exhibit #	SEC Reference #	Title of Document
1	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
2	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 7/19/05	By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 7/19/05	By:	/s/ Greg A. LeClaire
Greg A. LeClaire
CFO