Form 10-Q
period 2005-06-30
UTAH MEDICAL PRODUCTS INC
filed 2005-08-08
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2005	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
       Midvale, Utah 84047
Address of principal executive offices

Registrant's telephone number: (801) 566-1200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such filing requirements for the past 90 days.  Yes |X|  No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes |X|  No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 4, 2005: 3,875,609.

UTAH MEDICAL PRODUCTS, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Consolidated Condensed Balance Sheets as of
June 30, 2005 and December 31, 2004	1

Consolidated Condensed Statements of Income for the
three and six months ended June 30, 2005 and June 30, 2004	2

Consolidated Condensed Statements of Cash Flows for
the six months ended June 30, 2005 and June 30, 2004	3

Notes to Consolidated Condensed Financial Statements	5

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6. Exhibits	14

SIGNATURES	14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2005 AND DECEMBER 31, 2004
(in thousands)

	(unaudited) June 30, 2005	(audited) December 31, 2004

ASSETS
Current assets:
Cash	$626	$1,818
Investments, available-for-sale	12,676	15,110
Accounts receivable - net	3,935	3,730
Inventories	2,650	2,859
Other current assets	956	1,013

Total current assets	20,843	24,530

Property and equipment - net	8,423	9,058

Goodwill	7,191	7,191

Other intangible assets	2,718	2,718
Other intangible assets - accumulated amortization	(2,260)	(2,235)

Other intangible assets - net	458	483

TOTAL	$36,915	$41,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$824	$698
Accrued expenses	1,869	3,638

Total current liabilities	2,693	4,336

Deferred income taxes	672	769

Total liabilities	3,365	5,105

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000
shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000
shares; issued - June 30, 2005, 3,928 shares
December 31, 2004, 4,105 shares	39	41
Accumulated other comprehensive income	(503)	226
Retained earnings	34,014	35,890

Total stockholders' equity	33,550	36,157

TOTAL	$36,915	$41,262

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
(in thousands - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

NET SALES	$7,028	$6,827	$13,680	$13,443
COST OF SALES	3,006	2,893	5,924	5,658

Gross Margin	4,022	3,934	7,756	7,785

OPERATING EXPENSES:
Selling, general and administrative	1,472	1,224	2,590	2,730
Research & development	79	82	143	147

Total	1,551	1,306	2,733	2,877

Income from Operations	2,471	2,628	5,023	4,908

OTHER INCOME	213	178	467	6,392

Income Before Income Tax Expense	2,684	2,806	5,490	11,300

INCOME TAX EXPENSE	797	965	1,634	4,284

Net Income	$1,887	$1,841	$3,856	$7,016

BASIC EARNINGS PER SHARE	$0.47	$0.41	$0.95	$1.56

DILUTED EARNINGS PER SHARE	$0.45	$0.38	$0.90	$1.46

SHARES OUTSTANDING - BASIC	4,010	4,492	4,053	4,504

SHARES OUTSTANDING - DILUTED	4,229	4,794	4,277	4,819

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
(in thousands - unaudited)

	June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,856	$7,016

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	349	429
Gain on investments	(70)	--
Provision for (recovery of) losses on accounts receivable	4	(4)
Loss on disposal of assets	--	5
Deferred income taxes	24	71
Tax benefit attributable to exercise of stock options	171	182
Changes in operating assets and liabilities:
Accounts receivable - trade	(469)	(212)
Accrued interest and other receivables	130	21
Litigation receivable	--	24,884
Inventories	111	(106)
Prepaid expenses and other current assets	(47)	(114)
Accounts payable	145	165
Accrued expenses	(1,727)	(8,508)

Total adjustments	(1,380)	16,814

Net cash provided by operating activities	2,476	23,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(230)	(259)
Intangible assets	--	(10)
Purchases of investments	(3,300)	(22,103)
Proceeds from the sale of investments	5,760	2,168
Net cash paid in acquisition	--	(1,012)

Net cash used in investing activities	2,230	(21,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	541	1,012
Common stock purchased and retired	(5,171)	(3,057)
Common stock purchased and retired - options	(47)	(6)
Payment of dividends	(1,230)	--

Net cash used in financing activities	(5,908)	(2,051)

Effect of exchange rate changes on cash	9	(14)
NET INCREASE (DECREASE) IN CASH	(1,193)	549
CASH AT BEGINNING OF PERIOD	1,818	762

CASH AT END OF PERIOD	$626	$1,311

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
(in thousands)

	Six Months Ended June 30,

	2005	2004

Cash paid during the period for income taxes	$1,765	$12,000
Cash paid during the period for interest	$--	$--

During the six months ended June 30, 2004 the Company purchased all of the outstanding stock of Abcorp Medical, Inc. The Company paid cash, and recorded net assets from the acquisition as follows:

Cash		$11
Accounts receivable		127
Inventory		25
Prepaid Insurance		18
Equipment, net		16
Accounts payable		(96)
Accrued expenses		(25)
Intangibles		946

Total cash paid		1,022
Less cash received		(11)

Net cash investment		$1,012

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)   The unaudited financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. (“UTMD” or “the Company”) annual report on form 10-K/A for the year ended December 31, 2004. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations.

(2)   Inventories at June 30, 2005 and December 31, 2004 (in thousands) consisted of the following:

	June 30, 2005	December 31, 2004

Finished goods	$667	$932
Work-in-process	625	640
Raw materials	1,358	1,287

Total	$2,650	$2,859

(3)   Stock-Based Compensation. At June 30, 2005 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Income as reported	$1,887	$1,841	$3,856	$7,016
Deduct:
Total stock-based employee compensation expense determined under fair value based method for allawards, net of related tax effects	(515)	(103)	(612)	(184)

Net income pro forma	$1,372	$1,738	$3,244	$6,832

Earnings per share:
Basic - as reported	$0.47	$0.41	$0.95	$1.56

Basic - pro forma	$0.34	$0.39	$0.80	$1.52

Diluted - as reported	$0.45	$0.38	$0.90	$1.46

Diluted - pro forma	$0.32	$0.36	$0.76	$1.42

      On May 6, 2005, the Compensation and Option Committee of the Board accelerated the vesting of certain unvested stock options awarded to employees, officers and directors under the Company’s stock option plans, which had exercise prices that were under water as of market close on May 5, 2005.

      Options to purchase 128,063 shares become fully exercisable on December 1, 2005 as a result of the vesting acceleration. Exercise prices of the options accelerated are $24.02 and $25.59 per share. These options previously became fully vested on October 1, 2007 and January 1, 2008.

      The Company took this action to avoid an accounting charge (as compensation expense) for these options starting in the quarter ending March 31, 2006, as required by FAS 123(R). The substantial increase in pro forma compensation expense in 2005, as shown above, is a result of the vesting acceleration.

(4)   Comprehensive Income. Comprehensive income (in thousands) for the three and six months ending June 30, 2005 was $1,691 and $3,307, net of taxes, respectively. The components used to calculate comprehensive income were foreign currency translation adjustments of ($217) and ($426), and unrealized holding gains/(losses) of $21 and ($123), respectively.

(5)   Warranty Reserve. The Company accrues provisions for estimated costs that are likely to be incurred for product warranties and uncollectible accounts. The amount of the provision is adjusted, as required, to reflect historical experience. The following table summarizes changes to UTMD’s warranty reserve during 2Q 2005 (in thousands):

Beginning Balance, April 1, 2005	$60
Changes in Warranty Reserve during 2Q 2005:

Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-

Ending Balance, June 30, 2005	$60

(6)   Investments. Investments, classified as available-for-sale consist of the following (in thousands):

Investments, available-for-sale	June 30, 2005	June 30, 2004

Investments, at cost	$12,590	$20,690
Equity Securities:
Unrealized holding gains	150	45
Unrealized holding (losses)	(64)	(2)

Investments, at fair value	$12,676	$20,733

Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows (in thousands):

Unrealized holding gains on available-for-sale investments	2Q 2005	2Q 2004

Balance, beginning of period	$32	$21
Realized gain from securities included in beginning balance	-	20
Gross unrealized holding gains, net of (losses), in equity securities	34	8
Deferred income taxes on unrealized holding gain	(13)	(23)

Balance, end of period	$53	$26
UTMD held available-for-sale investments in municipal debt securities with the following maturities and amounts:

Available-for-sale debt securities	June 30, 2005	June 30, 2004

Maturity less than 1 year	$2,041	$19,205
Maturity greater than 10 years	1,450	-

(7)   Forward-Looking Information. This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words “anticipate,” “believe,” “should,” “project,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout this document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     UTMD manufactures and markets a well-established range of specialty medical devices. The Company’s Form 10-K/A Annual Report for the year ended December 31, 2004 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are expressed in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations

   a) Overview

     In second quarter (2Q) 2005, UTMD’s consolidated global sales increased 3% compared to 2Q 2004. UTMD achieved the following profitability measures for 2Q 2005, in comparison with 2Q 2004:

	2Q 05	2Q 04

Gross Profit Margin (gross profits/ sales):	57.2%	57.6%
Operating Profit Margin (operating profits/ sales):	35.2%	38.5%
Net Income:	26.9%	27.0%

     2Q 2005 earnings per share (EPS) were $.45, an increase of 16% compared to 2Q 2004.

     For first half (1H) 2005, UTMD’s total sales increased 2% relative to 1H 2004. The Company achieved the following profitability measures for 1H 2005 compared to 1H 2004:

	1H 05	1H 04

Gross Profit Margin (gross profits/ sales):	56.7%	57.9%
Operating Profit Margin (operating profits/ sales):	36.7%	36.5%
Net Income:	28.2%	52.2%

     1H 2005 earnings per share (EPS) decreased 38% to $.90 on a diluted basis. In first quarter (1Q) 2004, UTMD recognized $6,060 in non-operating income from patent infringement damages which did not recur in 1H 2005.

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

     Sales in 2Q 2005 increased 3% compared to 2Q 2004. Domestic direct sales were up 5% in 2Q 2005, led by domestic neonatal sales which increased 68% compared to 2Q 2004. The voluntary temporary withdrawal from the neonatal market by Arrow International was a positive factor for UTMD in 1H 2005. Domestic obstetric sales declined 12% in 2Q 2005 compared to the same quarter in 2004. Domestic OEM sales (sales of components to other companies) were down 33% compared to 2Q 2004. The primary component of the weaker OEM sales was CMI molding, which was down 55%. The OEM sales pattern is uneven quarter-to-quarter because customers tend to purchase several months’ worth of components at a time to minimize costs.

     International sales increased 6% in 2Q 2005 compared to 2Q 2004. Trade shipments from UTMD’s Ireland facility, comprised largely of OEM sales, were up 14% in US Dollar terms, and up 11% in EURO terms. International sales did not increase as much as shipments from the Ireland facility due to product mix.

     1H 2005 sales increased 2% compared to 1H 2004. International sales increased 7% while domestic sales were about the same. International sales were 24% of total sales in 1H 2005, up from 23% in 1H 2004. 1H 2005 trade shipments from UTMD’s Ireland facility were up 9% in US Dollar terms, and 5% in EURO terms compared to 1H 2004.

Global revenues by product category:

	2Q 2005	2Q 2004	1H 2005	1H 2004

Labor & Delivery	$2,392	$2,830	$4,804	$5,401
Gynecology/ Electrosurgery/ Urology	1,324	1,298	2,631	2,651
Neonatal	1,647	996	2,958	2,017
Blood Pressure Monitoring and Accessories*	1,665	1,703	3,287	3,375

* includes molded components sold to OEM customers.

   c) Gross Profit

     UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 57.2% and 56.7% in 2Q and 1H 2005, respectively, compared to 57.6% and 57.9% in 2Q and 1H 2004, respectively. UTMD’s prices for its products remained consistent with the prior year, but 1H 2005 product mix favored lower margin products. Because of UTMD’s small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels. Management expects to continue to achieve its GPM target of 55% during the remainder of 2005.

   d) Operating Profit

     Operating Profit is the profit remaining after subtracting operating expenses from gross profits. Operating expenses in 2Q 2005 were $244 higher than 2Q 2004, but $144 lower in 1H 2005 than 1H 2004. Costs were higher in 2Q 2005 mainly because UTMD increased its litigation reserve $300 to reflect its current estimate of the costs that will be required to complete the litigation process with the FDA through the trial, which is scheduled to begin August 30. The primary factor in the 1H difference was $350 in 1Q 2004 bonuses and litigation expenses related to the Tyco patent infringement. Total operating expenses including sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses, were 22.1% of sales in 2Q 2005, compared to 19.1% in 2Q 2004. Total operating expenses were 20.0% of sales in 1H 2005, compared to 21.4% in 1H 2004. Operating profit margins as a percentage of sales were 35.2% in 2Q 2005, 38.5% in 2Q 2004, 36.7% in 1H 2005 and 36.5% in 1H 2004.

     S&M expenses in 2Q 2005 were $580 or 8.3% of sales compared to $625, or 9.2% of sales in 2Q 2004. S&M expenses in 1H 2005 were $1,082 or 7.9% of sales compared to $1,187, or 8.8% of sales in 2Q 2004. Looking forward to the rest of 2005, UTMD expects S&M expenses to remain less than 9% of total consolidated sales.

     R&D expenses in 2Q 2005 were 1.1% of sales compared to 1.2% of sales in 2Q 2004. R&D expenses in 1H 2005 were 1.0% of sales compared to 1.1% of sales in 1H 2004. Management expects R&D expenses during 2005 as a whole to be approximately 1% of sales.

     G&A expenses in 2Q 2005 were $891 or 12.7% of sales compared to $599 or 8.8% of 2Q 2004 sales. G&A expenses in 1H 2005 were $1,508 or 11.0% of sales compared to $1,542 or 11.5% of 1H 2004 sales. As noted above, in 2Q 2005, $300 in G&A expenses were related to the FDA lawsuit, while in 1Q 2004, $350 in G&A expenses were associated with the completion of the patent infringement lawsuit with Tyco. Management expects G&A expenses including litigation expenses during 2005 to be less than 12% of sales. However, costs of litigation are hard to estimate.

   e) Non-operating income

     Non-operating income in 2Q 2005 was $213 compared to $178 in 2Q 2004, and was $467 in 1H 2005 compared to $6,392 in 1H 2004. In 1Q 2004, UTMD recognized $6,060 in non-operating income due to completion of the patent infringement lawsuit with Tyco. UTMD paid no interest during either period. UTMD received $85 in 2Q 2005 compared to $68 in 2Q 2004 in interest, dividends and capital gains income from investing cash balances. 1H 2005 interest, dividends and capital gains income was $233 compared to $116 in 1H 2004. UTMD also received $25 and $7 in 2Q 2005 and 2Q 2004, respectively, in rental income from leasing underutilized property to others. Royalty income, which UTMD receives from licensing its technology to other companies, was approximately the same for the same periods in both years.

   f) Earnings Before Income Taxes

     2Q 2005 earnings before income taxes (EBT) decreased to $2,684 compared to $2,806 in 2Q 2004. 1H 2005 EBT was $5,490 compared to $11,300 in 1H 2004. 2Q and 1H 2005 EBT margin was 38.2% and 40.1% of sales, respectively, compared to 41.1% and 84.1% in 2Q and 1H 2004, respectively.

   g) Net Income and Earnings per Share

     UTMD’s net income after taxes increased to $1,887 in 2Q 2005 compared to $1,841 in 2Q 2004, and decreased to $3,856 in 1H 2005 compared to $7,016 in 1H 2004. Net profit margins (NPM), net income (after tax) expressed as a percentage of sales, were 26.9% in 2Q 2005 compared to 27.0% in 2Q 2004, and 28.2% in 1H 2005 compared to 52.2% in 1H 2004. The net profit margin in 1H 2004 was unusual because the recognition of $6,060 in non-operating income from patent infringement damages was unrelated to sales during the period. The income tax provision rate in 2Q and 1H 2005 was 29.7% and 29.8%, respectively, compared to 34.4% and 37.9% in 2Q and 1H 2004, respectively. 2Q and 1H 2005 net income relative to EBT was aided by a significantly lower income tax provision as a result of The American Jobs Creation Act of 2004 (the Act) enacted in October 2004 which allows a temporary tax deduction on repatriated foreign earnings, which must be accomplished in 2005. UTMD previously included a deferred tax liability in reported results, anticipating that profits generated by its Ireland facility would eventually be repatriated triggering additional U.S. income taxes. Although UTMD expects that the lower income tax provision resulting from the Act will impact all calendar quarters in 2005, it is a non-recurring tax benefit limited to the year 2005.

     Diluted 2Q 2005 Earnings per Share (EPS) increased to $.45 from $.38 in 2Q 2004. Diluted 1H 2005 EPS decreased to $.90 from $1.46 in 1H 2004. 2Q and 1H 2005 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,229,000 and 4,277,000 compared to 4,794,000 and 4,819,000 shares in 2Q and 1H 2004. The Company repurchased 185,613 shares in 2Q 2005 and 238,737 shares in 1H 2005. Exercises of employee options in 2Q 2005 added 43,952 shares, and 61,697 shares in 1H 2005 (net of shares swapped by employees as payment for the option exercise cost). Increases and decreases in UTMD’s stock price impact EPS growth as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 219,000 and 224,000 shares to actual weighted average shares outstanding in 2Q 2005 and 1H 2005 respectively, compared to 302,000 and 315,000 in 2Q and 1H 2004. The decrease in dilution is primarily due to fewer unexercised options outstanding. Actual outstanding common shares as of the end of 2Q 2005 were 3,928,400 compared to 4,522,500 at the end of 2Q 2004.

   h) Return on Equity

     UTMD ROE is equal to net profits divided by average shareholder equity during a specific time period. Annualized ROE in 1H 2005 was 22%, compared to 36% in 1H 2004. The higher ROE in 1H 2004 was due primarily to non-operating income resulting from resolution of the Tyco patent infringement.

Liquidity and Capital Resources

   i) Cash flows

     Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $2,476 in 1H 2005 compared to $23,830 in 1H 2004. The two major changes in operating assets and liabilities in 1H 2004 were related to the accrual and receipt of about $31 million from Tyco International for patent infringement, and taxes on that income. The largest change in 1H 2005 was a $1,727 decrease in accrued expenses, due mainly to a decrease in the litigation expense reserve as expenses related to the FDA lawsuit were paid.

     The Company’s use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to make prudent use of cash balances. UTMD expended $3,300 in 1H 2005 on such transactions compared to purchases of $22,103 in 1H 2004. UTMD spent $1,012 in 2Q 2004 to acquire Abcorp, its vendor for external fetal monitoring belts. In 1H 2005, UTMD received $5,760 from selling short-term investments compared to $2,168 in 1H 2004. UTMD invested $230 and $259 in 1H 2005 and 2004, respectively, in property and equipment purchases. This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.

     In 1H 2005, UTMD received $541 and issued 61,697 shares of stock upon the exercise of employee stock options. Employees exercised a total of 69,961 option shares in 1H 2005, with 8,264 shares immediately being retired as a result of the individual trading the shares in payment of the exercise price of the options and related tax withholding requirements. UTMD paid $47 to meet tax withholding obligations in 1H 2005, compared to $6 in 1H 2004. UTMD repurchased 238,737 shares of stock in the open market at a cost of $5,171 during 1H 2005. Option exercises in 1H 2005 were at an average price of $9.64 per share. Share repurchases in the open market were at an average cost of $21.66 per share, including commissions and fees.

     In 1H 2004, the Company received $1,012 from issuing 103,562 shares of stock on the exercise of employee stock options. 1,200 additional shares were retired upon an employee trading those shares in payment of the stock option exercise price. UTMD repurchased 124,843 shares of stock in the open market at a cost of $3,057 during 1H 2004.

     UTMD did not utilize its bank line of credit during either period. UTMD paid $1,230 in cash dividends during 1H 2005.

     Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned capital expenditures during the remainder of 2005 are expected to be approximately $300 to keep facilities, equipment and tooling in good working order. In addition to capital expenditures, UTMD plans to use cash in 2005 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company’s product offerings; for litigation expenses; for continued share repurchases if the price of the stock remains undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance.

   j) Assets and Liabilities

     June 30, 2005 total assets were $4,347 lower than at December 31, 2004, while current assets decreased $3,687. The decreases resulted primarily from a $3,626 decrease in cash and investments. Cash and investments declined due to share repurchases, and payment of litigation costs and dividends.

     Working capital was $18,150 at June 30, 2005, a $2,044 decrease from 2004 year-end. On the liabilities side, total liabilities were $1,740 lower and current liabilities $1,643 lower, due to decreases in accrued expenses. UTMD’s current ratio increased to 7.7 at the end of 1H 2005 from 5.7 at year-end 2004.

     Inventories decreased $209 during 1H 2005, well within management’s targets for current sales activity. Average inventory turns improved to 4.3 times in 2Q 2005 from 4.1 times in the prior quarter, and 3.3 times in 2Q 2004.

     Receivables balances as of June 30, 2005 were $205 higher than at the beginning of the year. 2Q 2005 ending receivables yielded average “days in receivables” of 50 days, well within management’s target of 55 days. At the end of 2004 and at June 30, 2004, days in receivables were 51 and 47, respectively.

     Net property and equipment decreased $635 in 1H 2005 because depreciation of $324 exceeded new equipment purchases of $230, and due to a $591 decrease in the dollar-denominated value of Ireland P&E. The U.S. dollar increased about 13% relative to the EURO during 1H 2005. Goodwill remained the same. Net intangible assets, excluding goodwill, decreased $25 as a result of amortization of patents and other intellectual property. At June 30, 2005, net intangible assets including goodwill were 21% of total assets, an increase from 19% at year-end 2004.

     As of June 30, 2005, UTMD’s total debt ratio (total liabilities/ total assets) decreased to 9% from 12% on December 31, 2004.

   k) Management's Outlook.

     As outlined in its December 31, 2004 10-K/A Report, UTMD's plan for 2005 is to

     a) clear up its unresolved QSR status with the U.S. FDA that has hindered sales, slowed new product development, stymied business development, clouded UTMD’s previously excellent reputation for quality products and consumed an inordinate amount of human and financial capital since 2001;

     b) continue outstanding operating performance;

     c) actively look for new acquisitions to facilitate sales growth; and

     d) utilize current cash balances in shareholders’ best long-term interest.

     1H 2005 performance demonstrated progress toward achieving the above 2005 plan.

     Part II Item 1 of this report describes the current status of legal proceedings regarding UTMD’s dispute with the FDA. The U.S. Court will determine if UTMD is violating any provisions of the QSR. The FDA has the burden to prove its allegations. UTMD and its highly reputable independent experts maintain that UTMD has been and is in substantial compliance with all applicable government regulations.

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

     There continue to be no FDA restrictions on UTMD’s production and distribution of its products, the clinical acceptance and differentiation of which have been clearly demonstrated by continued customer demand through 2Q 2005.

   l) Accounting Policy Changes.

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The revised Statement is effective for UTMD starting in 1Q 2006, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments it awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) in first quarter 2006 will have a negative impact on its consolidated financial statements. See note 3, above for an estimate of the impact this Statement would have had on the Company’s net income for the periods covered by this report. The Company estimates that adoption of this Statement will result in about $150 additional compensation expense during the year 2006 related to options outstanding on the date of this report. The Company intends to continue granting stock options or other equity instruments, although at a lower level than in the past, which will increase the amount of stock based compensation in 2006 and beyond. The Board of Director’s action on May 6, 2005 to accelerate the vesting of under water options reduced the financial statement impact of this accounting policy change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate was 0.8282 EURO per USD as of June 30, 2005, and 0.8218 EURO per USD as of June 30, 2004. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

     The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the company’s disclosure controls and procedures were effective.

      There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company may be a party from time to time in litigation incidental to its business. Presently, there is no routine litigation for which the Company believes the outcome may be material to its financial results.

     On August 9, 2004, the United States of America filed a lawsuit in The United States District Court, Central District of Utah v. UTMD, Kevin L. Cornwell, Chairman & CEO, and Ben D. Shirley, Vice President, Product Development & Quality Assurance. The presiding judge is Judge Bruce R. Jenkins. The government (FDA) is seeking a permanent injunction from alleged deviations of the Quality System Regulation (QSR). The FDA did not seek a preliminary injunction. The relief being sought is to enjoin the Company from manufacturing and shipping products until it conforms with the QSR in a manner that is acceptable to the FDA. The trial is scheduled to start August 30, 2005.

     On June 30, 2005 the Court indicated that it would issue an order to dismiss UTMD’s counterclaim for damages for abuse of process without prejudice. In response, on July 15, 2005, UTMD filed an administrative claim under the Federal Tort Claims Act with the U.S. Department of Health and Human Services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 2Q 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)

4/01/05 - 4/30/05	55,101	$21.80	55,101
5/01/05 - 5/31/05	22,242	22.16	22,242
6/01/05 - 6/30/05	108,270	21.58	108,270

Total	185,613	$21.72	185,613

(1)   In 2Q 2005 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992. Since 1992 through 2Q 2005, the Company has repurchased 6.2 million shares at an average cost of $11.12 per share including broker commissions and fees in open market transactions. In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased 9.0 million of its shares at an average price of $10.70 per share since 1992. To complete the picture relating to current shares outstanding, since 1992 the Company’s employees and directors have exercised and purchased 1.5 million option shares at an average price of $6.41 per share. All options were awarded at the market value of the stock on the date of the award.

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

UTAH MEDICAL PRODUCTS, INC. REGISTRANT

Date: 8/5/05	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell CEO

Date: 8/5/05	By: /s/ Greg A. LeClaire
Greg A. LeClaire CFO