Form 10-Q
period 2005-09-30
UTAH MEDICAL PRODUCTS INC
filed 2005-11-08
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2005	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah 84047
Address of principal executive offices

Registrant's telephone number:    (801) 566-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes         No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2005:  3,861,000.

UTAH MEDICAL PRODUCTS, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

Consolidated Condensed Balance Sheets as of
September 30, 2005 and December 31, 2004		1

Consolidated Condensed Statements of Income for the three and
nine months ended September 30, 2005 and September 30, 2004		2

Consolidated Condensed Statements of Cash Flows for the
nine months ended September 30, 2005 and September 30, 2004		3

Notes to Consolidated Condensed Financial Statements		5

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6.	Exhibits	14

SIGNATURES		14

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(in thousands)

	(unaudited)	(audited)
ASSETS	SEPTEMBER 30, 2005	DECEMBER 31, 2004

Current assets:
Cash	$1,511	$1,818
Investments, available-for-sale	12,069	15,110
Accounts receivable - net	3,467	3,730
Inventories	3,117	2,859
Other current assets	923	1,013
Total current assets	21,087	24,530

Property and equipment - net	8,301	9,058

Goodwill	7,191	7,191

Other intangible assets	2,718	2,718
Other intangible assets - accumulated amortization	(2,272)	(2,235)
Other intangible assets - net	446	483

TOTAL	$37,025	$41,262

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$816	$698
Accrued expenses	2,353	3,638
Total current liabilities	3,169	4,336

Deferred income taxes	316	769

Total liabilities	3,485	5,105

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000
shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000
shares; issued - September 30, 2005, 3,882 shares
December 31, 2004, 4,105 shares	39	41
Accumulated other comprehensive income	(558)	226
Retained earnings	34,059	35,890
Total stockholders' equity	33,540	36,157

TOTAL	$37,025	$41,262

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
(in thousands - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
NET SALES	$7,001	$6,670	$20,681	$20,113

COST OF SALES	2,987	2,891	8,911	8,550

Gross Margin	4,014	3,779	11,770	11,563

OPERATING EXPENSES:

Selling, general and administrative	1,894	1,148	4,484	(2,183)
Research & development	82	70	225	217
Total	1,976	1,218	4,709	(1,966)

Income from Operations	2,038	2,561	7,061	13,529

OTHER INCOME	203	189	670	521

Income Before Income Tax Expense	2,241	2,750	7,731	14,050

INCOME TAX EXPENSE	452	943	2,086	5,227

Net Income	$1,789	$1,807	$5,645	$8,823

BASIC EARNINGS PER SHARE	$0.46	$0.41	$1.41	$1.97

DILUTED EARNINGS PER SHARE	$0.44	$0.39	$1.34	$1.85

SHARES OUTSTANDING - BASIC	3,882	4,428	3,995	4,479

SHARES OUTSTANDING - DILUTED	4,104	4,674	4,219	4,770

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
(in thousands - unaudited)

	SEPTEMBER 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,645	$8,823
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	514	616
Gain on investments	(70)	-
Recovery of losses on accounts receivable	(6)	(1)
Loss on disposal of assets	-	5
Deferred income taxes	(330)	137
Tax benefit attributable to exercise of stock options	255	399
Changes in operating assets and liabilities:
Accounts receivable - trade	49	(14)
Accrued interest and other receivables	88	115
Litigation receivable	-	24,884
Inventories	(414)	185
Prepaid expenses and other current assets	(13)	(25)
Accounts payable	138	179
Accrued expenses	(1,243)	(9,042)
Total adjustments	(1,032)	17,438
Net cash provided by operating activities	4,613	26,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(286)	(351)
Intangible assets	-	(10)
Purchases of investments	(4,100)	(22,103)
Proceeds from the sale of investments	7,202	4,248
Net cash paid in acquisition	-	(1,012)
Net cash provided by (used in) investing activities	2,816	(19,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	646	1,055
Common stock purchased and retired	(6,503)	(6,137)
Common stock purchased and retired - options	(48)	(6)
Payment of dividends	(1,842)	(678)
Net cash used in financing activities	(7,746)	(5,767)

Effect of exchange rate changes on cash	10	(3)

NET INCREASE (DECREASE) IN CASH	(307)	1,262

CASH AT BEGINNING OF PERIOD	1,818	762

CASH AT END OF PERIOD	$1,511	$2,024

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
(in thousands)

	Nine Months Ended SEPTEMBER 30,
	2005	2004

Cash paid during the period for income taxes	$2,317	$13,222
Cash paid during the period for interest	$-	$-

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

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)  The unaudited financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K/A for the year ended December 31, 2004. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

(2)  Inventories at September 30, 2005 and December 31, 2004 (in thousands) consisted of the following:

	September 30,	December 31,
	2005	2004
Finished goods	$792	$932
Work-in-process	777	640
Raw materials	1,548	1,287
Total	$3,117	$2,859

(3)  Stock-Based Compensation. At September 30, 2005 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income as reported	$1,789	$1,807	$5,645	$8,823
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-156	-96	-768	-291
Net income pro forma	$1,633	$1,711	$4,877	$8,532
Earnings per share:
Basic - as reported	$0.46	$0.41	$1.41	$1.97
Basic - pro forma	$0.42	$0.39	$1.22	$1.91
Diluted - as reported	$0.44	$0.39	$1.34	$1.85
Diluted - pro forma	$0.40	$0.37	$1.16	$1.79

On May 6, 2005, the Compensation and Option Committee of the Board accelerated the vesting of certain unvested stock options awarded to employees, officers and directors under the Company’s stock option plans, which had exercise prices that were under water as of market close on May 5, 2005.
Options to purchase 124,800 shares become fully exercisable on December 1, 2005 as a result of the vesting acceleration. Exercise prices of the options accelerated are $24.02 and $25.59 per share. These options previously became fully vested on October 1, 2007 and January 1, 2008.
The Company took this action to avoid an accounting charge (as compensation expense) for these options starting in the quarter ending March 31, 2006, as required by FAS 123(R). The increase in proforma compensation expense in 2005, as shown above, is a result of the vesting acceleration.

(4)  Comprehensive Income. Comprehensive income (in thousands) for the three and nine months ending September 30, 2005 was $1,731 and $5,038, net of taxes, respectively. The components used to calculate comprehensive income were foreign currency translation adjustments of ($44) and ($469), and unrealized holding gains/(losses) of ($15) and ($138), respectively.

(5)  Warranty Reserve. The Company accrues provisions for estimated costs that are likely to be incurred for product warranties and uncollectible accounts. The amount of the provision is adjusted, as required, to reflect historical experience. The following table summarizes changes to UTMD’s warranty reserve during third quarter (3Q) 2005 (in thousands):

Beginning Balance, July 1, 2005	$60
Changes in Warranty Reserve during 3Q 2005:
Aggregate reductions for warranty repairs	(1)
Aggregate changes for warranties issued during reporting period	6
Aggregate changes in reserve related to preexisting warranties	(5)
Ending Balance, September 30, 2005	$60

(6)  Investments. Investments, classified as available-for-sale consist of the following (in thousands):

Investments, available-for-sale	September 30, 2005	September 30, 2004
Investments, at cost	$12,007	$18,669
Equity Securities:
Unrealized holding gains	135	41
Unrealized holding (losses)	(73)	(107)
Investments, at fair value	$12,069	$18,603

Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows (in thousands):

Unrealized holding gains on available-for-sale investments	3Q 2005	3Q 2004
Balance, beginning of period	$53	$26
Realized gain from securities included in beginning balance	-	-
Gross unrealized holding gains, net of (losses), in equity securities	(24)	(109)
Deferred income taxes on unrealized holding gain	9	43
Balance, end of period	$38	$(40)

UTMD held available-for-sale investments in municipal debt securities with the following maturities and amounts:

Available-for-sale debt securities	September 30, 2005	September 30, 2004
Maturity less than 1 year	$2,052	$12,544
Maturity greater than 10 years	1,425	1,475

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
General risk factors that may impact the Company’s revenues include the market acceptance of competitive products, administrative practices of group purchasing organizations; obsolescence caused by new technologies, the possible introduction by competitors of new products that claim to have many of the advantages of UTMD’s products at lower prices, the timing and market acceptance of UTMD’s own new product introductions, UTMD’s ability to efficiently and responsively manufacture its products, including the possible effects of lack of performance of suppliers, success in gaining access to important global distribution channels, budgetary constraints, the timing of regulatory approvals for newly introduced products and regulatory intervention in current operations.
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

Analysis of Results of Operations
a)   Overview
In third quarter (3Q) 2005, UTMD’s consolidated global sales increased 5% compared to 3Q 2004. UTMD achieved the following profitability measures for 3Q 2005, in comparison with 3Q 2004:

	3Q 05	3Q 04
Gross Profit Margin (gross profits/ sales):	57.3%	56.6%
Operating Profit Margin (operating profits/ sales):	29.1%	38.4%
Net Income (net profits/ sales):	25.6%	27.1%
3Q 2005 earnings per share (EPS) were $.44, an increase of 13% compared to 3Q 2004.

For the first nine months (9M) of 2005, UTMD’s total sales increased 3% relative to 9M 2004. The Company achieved the following profitability measures for 9M 2005 compared to 9M 2004:

	9M 05	9M 04
Gross Profit Margin (gross profits/ sales):	56.9%	57.5%
Operating Profit Margin (operating profits/ sales):	34.1%	67.3%
Net Income (net profits/ sales):	27.3%	43.9%
9M 2005 earnings per share (EPS) decreased 28% to $1.34 on a diluted basis. In first quarter (1Q) 2004, UTMD recognized $5,710 in operating income from patent infringement damages which did not recur in 9M 2005.

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
Sales in 3Q 2005 increased 5% compared to 3Q 2004. Domestic direct sales were up 6% in 3Q 2005, led by domestic neonatal sales which increased 72% compared to 3Q 2004. The temporary withdrawal of NeoCare products from the market by Arrow International was a positive factor for UTMD’s neonatal product sales. Domestic obstetric sales declined 13% in 3Q 2005 compared to the same quarter in 2004. Domestic electrosurgery/gynecology/urology product sales were unchanged. Domestic OEM sales (sales of components to other companies) were up 15% compared to 3Q 2004. OEM sales activity is uneven quarter-to-quarter because customers purchase several months’ supply of components at a time to minimize costs. International sales decreased 1% in 3Q 2005 compared to 3Q 2004.
9M 2005 sales increased 3% compared to 9M 2004. International sales increased 5% while domestic sales increased 2%. International sales were 23% of total sales in both 9M 2005 and 9M 2004.

Global revenues by product category:
	3Q 2005	3Q 2004	9M 2005	9M 2004
Labor & Delivery	$2,528	$2,934	$7,332	$8,334
Gynecology/ Electrosurgery/ Urology	1,298	1,261	3,929	3,912
Neonatal	1,861	1,099	4,819	3,116
Blood Pressure Monitoring and Accessories*	1,314	1,376	4,601	4,751
*includes molded components sold to OEM customers.

c)   Gross Profit
UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 57.3% and 56.9% in 3Q and 9M 2005, respectively, compared to 56.6% and 57.5% in 3Q and 9M 2004. UTMD’s prices for its products remained consistent with the prior year. Product mix accounted for the period to period GPM changes. Because of UTMD’s small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overheads cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels. Management expects to achieve a GPM of about 57% for the full year of 2005.

d)   Operating Profit
Operating Profit is the profit remaining after subtracting operating expenses from gross profits. Operating expenses in 2005 include unusual litigation costs. Operating expenses were negative in 9M 2004 because they included unusual income from the outcome of a patent infringement lawsuit. The period to prior period comparisons for operating profit, therefore, are not consistent with the comparisons for sales and gross profits.
Total operating expenses including sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses were 28.2% of sales in 3Q 2005, compared to 18.3% of sales in 3Q 2004. Operating expenses in 3Q 2005 were $758 higher than 3Q 2004. Litigation expenses associated with the FDA lawsuit, which concluded with a court order in favor of UTMD on October 21, 2005, increased 3Q 2005 G&A expenses by $706. Operating profit margins as a percentage of sales were 29.1% in 3Q 2005 compared to 38.4% in 3Q 2004.
Total operating expenses were 22.8% of sales in 9M 2005, compared to negative 9.8% (operating expenses less than zero) in 9M 2004. Included in 9M 2004 operating expenses was a negative $5,710 from 1Q 2004 ($6,060 in operating income from completion of the patent infringement lawsuit with Tyco, less $350 for bonuses and litigation costs associated with that lawsuit). Operating profit margins were 34.1% in 9M 2005 compared to 67.3% in 9M 2004.
S&M expenses in 3Q 2005 were $592 or 8.5% of sales, compared to $551 or 8.3% of sales in 3Q 2004. S&M expenses in 9M 2005 were $1,673 or 8.1% of sales, compared to $1,738 or 8.6% of sales in 3Q 2004. UTMD expects S&M expenses for 2005 to be about 8.2% of total consolidated sales.
R&D expenses in 3Q 2005 were 1.2% of sales compared to 1.0% of sales in 3Q 2004. R&D expenses in both 9M 2005 and 9M 2004 were 1.1% of sales. Management expects R&D expenses during 2005 as a whole to be approximately 1.1% of sales.
G&A expenses in 3Q 2005 were $1,302 or 18.6% of sales, compared to $597 or 9.0% of 3Q 2004 sales. The difference was due to the unusual litigation costs. G&A expenses in 9M 2005 were $2,811 or 13.6% of sales, compared to $(3,921) or negative 19.5% of 9M 2004 sales. In 9M 2005, $1,010 in G&A expenses were related to the FDA lawsuit. In 9M 2004, G&A expenses were offset by $5,710 income associated with the completion of the patent infringement lawsuit with Tyco. Management expects total G&A expenses during 2005 to be about 14% of sales.

e)   Non-operating income
Non-operating income in 3Q 2005 was $203 compared to $189 in 3Q 2004, and $670 in 9M 2005 compared to $521 in 9M 2004. UTMD paid no interest during any of these periods. UTMD received $65 in 3Q 2005 compared to $63 in 3Q 2004 in interest, dividends and capital gains income from investing cash balances. 9M 2005 interest, dividends and capital gains income was $298 compared to $168 in 9M 2004. UTMD also received $39 and $26 in 3Q 2005 and 3Q 2004, respectively, in rental income from leasing underutilized property. Royalty income, which UTMD receives from licensing its technology to other companies, was approximately the same in the same periods in both years.

f)    Earnings Before Income Taxes
3Q 2005 earnings before income taxes (EBT) was $2,241 compared to $2,750 in 3Q 2004. 9M 2005 EBT was $7,731 compared to $14,050 in 9M 2004. 3Q and 9M 2005 EBT margin was 32.0% and 37.4% of sales, respectively, compared to 41.2% and 69.9% in 3Q and 9M 2004, respectively.

g)   Net Income and Earnings per Share
UTMD’s net income after taxes was $1,789 in 3Q 2005 compared to $1,807 in 3Q 2004, and $5,645 in 9M 2005 compared to $8,823 in 9M 2004. Net profit margins (NPM), net income (after income taxes) expressed as a percentage of sales, were 25.6% in 3Q 2005 compared to 27.1% in 3Q 2004, and 27.3% in 9M 2005 compared to 43.9% in 9M 2004. The net profit margin in 9M 2004 was unusual because of the recognition of operating income from 1Q 2004 patent infringement damages unrelated to sales during the period. The income tax provision rate in 3Q and 9M 2005 was 20.2% and 27.0%, respectively, compared to 34.3% and 37.2% in 3Q and 9M 2004. 3Q and 9M 2005 net income relative to EBT was aided by a significantly lower income tax provision as a result of The American Jobs Creation Act of 2004 (the Act) enacted in October 2004 which allows a temporary tax deduction on repatriated foreign earnings, which must be accomplished in 2005. UTMD previously included a deferred tax liability in reported results, anticipating that profits generated by its Ireland facility would eventually be repatriated triggering additional U.S. income taxes.  Also, UTMD recorded a favorable deferred tax liability adjustment after the conclusion of a formal IRS audit in 3Q 2005. Although UTMD expects that the lower income tax provision resulting from the Act will also favorably impact fourth quarter 2005, it is a non-recurring tax benefit limited to the year 2005.
Diluted 3Q 2005 Earnings per Share (EPS) increased to $.44 from $.39 in 3Q 2004. Diluted 9M 2005 EPS was $1.34 compared to $1.85 in 9M 2004. 3Q and 9M 2005 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,104,000 and 4,219,000 compared to 4,674,000 and 4,770,000 shares in 3Q and 9M 2004, respectively. The Company repurchased 60,362 shares in 3Q 2005 and 299,099 shares in 9M 2005. Exercises of employee options in 3Q 2005 added 13,791 shares, and 75,488 shares in 9M 2005 (net of shares swapped by employees as payment for the option exercise cost). Increases and decreases in UTMD’s stock price impact EPS growth as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 222,000 and 224,000 shares to actual weighted average shares outstanding in 3Q 2005 and 9M 2005 respectively, compared to 246,000 and 291,000 in 3Q and 9M 2004. The decrease in dilution is primarily due to fewer unexercised options outstanding. Actual outstanding common shares as of the end of 3Q 2005 were 3,881,900 compared to 4,350,200 at the end of 3Q 2004.

h)   Return on Equity
ROE is equal to net profits divided by average shareholder equity during a specific time period. UTMD’s annualized ROE in 9M 2005 was 22%, compared to 31% in 9M 2004. The higher ROE in 9M 2004 was due primarily to operating income resulting from resolution of the Tyco patent infringement.

Liquidity and Capital Resources
i)    Cash flows
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital, totaled $4,613 in 9M 2005 compared to $26,261 in 9M 2004. The two major changes in operating assets and liabilities in 9M 2004 were related to the accrual and receipt of about $31 million from Tyco International for patent infringement, less taxes on that income. The largest change in 9M 2005 was a $1,243 decrease in accrued expenses, due mainly to a decrease in the litigation expense reserve as expenses related to the FDA lawsuit were paid.
The Company’s use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to make prudent use of cash balances. UTMD expended $4,100 in 9M 2005 on such transactions compared to purchases of $22,103 in 9M 2004. UTMD spent $1,012 in 9M 2004 to acquire Abcorp, its vendor for external fetal monitoring belts. In 9M 2005, UTMD received $7,202 from selling investments compared to $4,248 in 9M 2004. UTMD invested $286 and $351 in 9M 2005 and 2004, respectively, in property and equipment purchases. This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.
In 9M 2005, UTMD received $646 and issued 75,488 shares of stock upon the exercise of employee stock options. Employees exercised a total of 83,752 option shares in 9M 2005, with 8,264 shares immediately being retired as a result of the individual trading the shares in payment of the exercise price of the options and related tax withholding requirements. UTMD paid $48 to meet tax withholding obligations in 9M 2005, compared to $6 in 9M 2004. UTMD repurchased 299,099 shares of stock in the open market at a cost of $6,503 during 9M 2005. Option exercises in 9M 2005 were at an average price of $9.30 per share. Share repurchases in the open market were at an average cost of $21.74 per share, including commissions and fees.

In 9M 2004, the Company received $1,055 from issuing 107,519 shares of stock on the exercise of employee stock options. 1,452 additional shares were retired upon employees trading those shares in payment of the stock option exercise price. UTMD repurchased 301,077 shares of stock in the open market at a cost of $6,137 during 9M 2004.
UTMD did not utilize its bank line of credit during either period. UTMD paid $1,842 in cash dividends during 9M 2005, compared to $678 during 9M 2004.
Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned capital expenditures during the remainder of 2005 are expected to be approximately $200 to keep facilities, equipment and tooling in good working order. In addition to capital expenditures, UTMD plans to use cash in 2005 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for litigation expenses; for continued share repurchases if the price of the stock remains undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance.

j)    Assets and Liabilities
September 30, 2005 total assets were $4,237 lower than at December 31, 2004, while current assets decreased $3,443. The decreases resulted primarily from a $3,348 decrease in cash and investments. Cash and investments declined due to share repurchases, litigation costs and dividends.
Working capital was $17,918 at September 30, 2005, a $2,276 decrease from 2004 year-end. On the liabilities side, total liabilities were $1,620 lower and current liabilities $1,167 lower, due to decreases in accrued expenses and deferred income taxes. UTMD’s current ratio increased to 6.7 at the end of 9M 2005 from 5.7 at year-end 2004.
Inventories increased $258 during 9M 2005, but are within management’s targets for current sales activity. Average inventory turns decreased to 4.1 times in 3Q 2005 from 4.3 times in the prior quarter, but improved from 3.6 times in 3Q 2004.
Receivables balances as of September 30, 2005 were $263 lower than at the beginning of the year. 3Q 2005 ending receivables yielded average “days in receivables” of 44 days, well within management’s target of 55 days. At the end of 2004 and at September 30, 2004, days in receivables were 51 and 46, respectively.
Net property and equipment decreased $757 in 9M 2005 because depreciation of $477 exceeded new equipment purchases of $286, and due to a $756 decrease in the dollar-denominated value of Ireland P&E. The U.S. dollar increased about 12% relative to the EURO during 9M 2005. Goodwill remained the same. Net intangible assets, excluding goodwill, decreased $37as a result of amortization of patents and other intellectual property. At September 30, 2005, net intangible assets including goodwill were 21% of total assets compared to 19% at year-end 2004.
As of September 30, 2005, UTMD’s total debt ratio (total liabilities/ total assets) decreased to 9% from 12% on December 31, 2004.

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
9M 2005 performance demonstrated continued progress toward achieving the above 2005 plan.
Part II Item 1 of this report describes the current status of legal proceedings regarding UTMD’s dispute with the FDA. On October 21, 2005, the U.S. District Court confirmed that UTMD is in compliance with the QSR, dismissing all FDA allegations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate was 0.8328 EURO per USD as of September 30, 2005, and 0.8106 EURO per USD as of September 30, 2004. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the company’s disclosure controls and procedures were effective.
There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business. Presently, there is no litigation for which the Company believes the outcome may be material to its financial results.
On August 9, 2004, the United States of America filed a lawsuit in The United States District Court, Central District of Utah v. UTMD, Kevin L. Cornwell, Chairman & CEO, and Ben D. Shirley, Vice President, Product Development & Quality Assurance. The government (FDA) sought a permanent injunction from alleged deviations of the Quality System Regulation (QSR). The relief sought was to enjoin the Company from manufacturing and shipping products until it conforms with the QSR in a manner that is acceptable to the FDA. The trial occurred September 26, 2005 to October 4, 2005, with Judge Bruce R. Jenkins presiding.
On October 21, 2005 the Court issued an order finding UTMD is in compliance with the QSR, and dismissing all FDA claims.
On July 15, 2005, UTMD filed an administrative claim under the Federal Tort Claims Act with the U.S. Department of Health and Human Services, seeking damages for abuse of process. The Department has until January 15, 2006 to respond to UTMD’s claim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 3Q 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
7/01/05 - 7/31/05	44,612	$ 21.29	44,612
8/01/05 - 8/31/05	9,000	24.14	9,000
9/01/05 - 9/30/05	6,750	24.36	6,750
Total	60,362	$ 22.06	60,362

(1)   In 3Q 2005 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992. Since 1992 through 3Q 2005, the Company has repurchased 6.3 million shares at an average cost of $11.23 per share including broker commissions and fees in open market transactions. In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased 9.1 million of its shares at an average price of $10.78 per share since 1992. To complete the picture relating to current shares outstanding, since 1992 the Company’s employees and directors have exercised and purchased 1.5 million option shares at an average price of $6.42 per share. All options were awarded at the market value of the stock on the date of the award.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/8/05	By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/8/05	By:	/s/ Greg A. LeClaire
Greg A. LeClaire
CFO