Form 10-K
period 2005-12-31
UTAH MEDICAL PRODUCTS INC
filed 2006-03-16
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number: 000-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 S 300 W, Midvale Utah	84047
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	Telephone (801) 566-1200
Facsimile (801) 566-2062
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01Par Value
Preferred Stock Purchase Rights
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2005, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $77,400,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 10, 2006, common shares outstanding were 3,961,000.

DOCUMENTS INCORPORATED BY REFERENCE. The Company’s definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Item 10, 11, 12, and 13, and 14 of this Form 10-K.

PART I

ITEM 1 - BUSINESS

Dollar amounts throughout this report are in thousands except per-share amounts and where noted.

Utah Medical Products, Inc. (“UTMD” or “the Company”) is in the business of producing high quality cost-effective medical devices that are predominantly proprietary, disposable and for hospital use. Success depends on 1) recognizing needs of clinicians and patients, 2) rapidly designing or acquiring economical solutions that gain premarketing regulatory concurrence, 3) reliably producing products that meet those clinical needs, and then 4) selling through
a)	UTMD's own direct channels into markets where the Company enjoys an established reputation and has a critical mass of sales and support resources, or
b)	establishing relationships with other medical companies that have the resources to effectively introduce and support the Company's products.

UTMD's success in providing reliable solutions comes from its proven ability to integrate a number of engineering and technical disciplines in electronics, software, mechanical packaging, instrumentation, plastics processing and materials. The resulting proprietary products represent significant incremental improvements in patient safety, clinical outcomes and/or total cost over preexisting clinical tools. UTMD's experience is that, in the case of labor-saving devices, the improvement in cost-effectiveness of clinical procedures also leads to an improvement in overall healthcare including lower risk of complications. UTMD markets a broad range of medical devices used in critical care areas, especially the neonatal intensive care unit (NICU) and the labor and delivery (L&D) department in hospitals, as well as products sold to outpatient clinics and physician's offices.

The opportunity to apply solutions to recognized needs results from an excellent core of practicing clinicians who introduce ideas to the Company, and key employees who are both clinical applications savvy and development engineering adept.

UTMD’s products are sold directly to end users in the U.S. domestic market by the Company’s own direct sales representatives and independent manufacturers’ representatives. In addition, some of UTMD’s products are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers. Internationally, products are sold through other medical device companies and through independent medical products distributors. UTMD has representation in all major developed countries through approximately 100 international distributors.

UTMD was formed as a Utah corporation in 1978. UTMD publicly raised equity capital one time in 1982. In 1994, UTMD acquired all of the tangible and intangible assets of OB Tech, Inc, a Huntington Beach, CA company, the original owner of the Cordguard® concept. In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary located in Ireland, was formed to establish an international manufacturing capability. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems. In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc. On March 8, 2000, UTMD returned to the Nasdaq Stock Market after trading on the New York Stock Exchange for about 3 years. The Company was previously listed on Nasdaq for 14 years. In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts. The Company's corporate offices are located at 7043 South 300 West, Midvale, Utah 84047 USA. The corporate telephone number is (801) 566-1200. Ireland operations are located at Athlone Business and Technology Park, Athlone, County Westmeath, Ireland. The telephone number in Ireland is 353 (90) 647-3932. CMI’s mailing address is 1830 S.E. 1st, Redmond, Oregon 97756. The phone number in Oregon is (541) 548-7738.

PRODUCTS

Labor and Delivery/ Obstetrics:
Fetal Monitoring Accessories.
The majority of births are considered "higher risk" due to lack of prenatal care, or use of anesthesia, among other factors. In many of these births, labor may become complicated and does not progress normally. The obstetrician or perinatologist must assess progression of labor to be able to intervene with drug therapy, infuse a solution to augment amniotic fluid, or ultimately if necessary, perform an operative procedure, and then be prepared for complications immediately following childbirth.

To assist the physician in controlling the effectiveness of administration of oxytocin and monitoring effects of amnioinfusion, contraction intensities, uterine resting tones and peak contraction pressures are closely monitored through the use of an invasive intrauterine pressure catheter system. In addition, to help identify the possible onset of fetal hypoxia, correlation of the changes in fetal heart rate (FHR) relative to the frequency and duration of contractions are often electronically monitored. UTMD’s intrauterine pressure (IUP) catheters provide for clinician choices from a traditional fluid-filled system to INTRAN® PLUS, the most widely accepted transducer-tipped system. In addition, adjunct FHR electrodes, leg plates, belts and chart paper are provided by UTMD to complete a package of fetal monitoring supplies. UTMD’s IUP catheters include:

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

•
INTRAN PLUS was introduced in 1991. The INTRAN PLUS catheter combines the transducer tip concept of INTRAN I with a refined tip design, a zeroing switch that allows the clinician to reset the reference of the monitor, and a dedicated amnio lumen which provides access to the amniotic fluid environment which may be helpful in the diagnosis and intervention of certain fetal conditions. In 1996, a viewport enhancement which allows physicians to observe amniotic fluid in a closed system was added to INTRAN PLUS. In 1997, UTMD introduced several variations to allow user preferences in tip size, zero switch location and amniotic fluid visualization.

UTMD markets tocodynamometer belts, disposable electrodes, catheters and accessories as outlined above, but does not currently market electronic monitors, the capital equipment that process the electrical signals. In addition to products currently offered, UTMD intends to continue to investigate and introduce tools that enhance fetal monitoring techniques, a core area of product development focus.

Vacuum-Assisted Delivery Systems (VAD).
UTMD’s VAD Systems include CMI® patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries. UTMD’s patented soft silicone cup is a bell-shaped cup design should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated. Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention. Although there are risks associated with vaginal operative deliveries which may represent about 10-15% of all U.S. hospital births, the procedures are generally regarded as safer for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations. UTMD estimates that the VAD operative approach is used for about 7-9% of all U.S. births, with forceps continuing to lose ground as the alternative. UTMD’s patented bell-shaped soft silicone TENDER TOUCH® cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System which reports specific names of products used in hospitals.

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

Neonatal Intensive Care:
DISPOSA-HOOD™
The DISPOSA-HOOD is an infant respiratory hood that is used in the NICU to administer oxygen to neonates and flush CO2 (carbon dioxide) while maintaining a neutral thermal environment critical to proper physiologic responses. The DISPOSA-HOOD, placed over the infant's head, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head. The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head and provides optimum flows for elimination of CO2 by ventilation. DISPOSA-HOOD, in contrast to an incubator, allows for excellent access to and visualization of the underdeveloped infant. Because it is a disposable product, it prevents cross-contamination.

DELTRAN® PLUS
UTMD’s DELTRAN blood pressure monitoring system has been adapted specifically for use in the NICU. The streamlined version eliminates needles used for blood sampling, avoids the loss of scarce neonatal blood volume and provides a closed system that reduces the risk of infection. The system features excellent visualization of clearing volume, and one-handed use.

GESCO®
In the third quarter of 1998, UTMD acquired the neonatal product line of Gesco International. GESCO, best known for innovative silicone catheters, gained an early distinctive reputation for its focus on the special developmental needs of tiny critically-ill babies.

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

In 2006, UTMD will continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most developmentally-friendly NICU specialty products in the medical device industry. In addition to products already offered and being developed internally, UTMD will look to expand sales through international distribution arrangements, and through selective complementary product acquisitions.

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

EPITOME®
EPITOME is a patented electrosurgical scalpel which delivers precise performance in incision and excision with hemostasis while minimizing thermal side effects. Where rapid yet precise dissection of dense tissue is necessary, such as in mammaplasty or abdominoplasty, UTMD believes that EPITOME has no close substitute. Furthermore, an independent study concludes that the EPITOME scalpel provides a significant improvement over older devices in wound healing and patient comfort. EPITOME allows a rapid incision without countertraction, yielding limited morbidity, less post-surgical pain and cosmetically superior results. EPITOME is useful where minimization of thermal tissue injury is important but control of bleeding needed. A patented bendable version of EPITOME with a smaller active electrode was introduced in 1998. Designed to significantly reduce the chance of tissue burns due to inadvertent electrode contact and where a smaller, bent scalpel tip is needed, the bendable EPITOME is of particular value, e.g., to thoracic surgeons in harvesting the internal mammary artery during coronary artery bypass surgery, as well as to otolaryngologists for tonsillectomies or uvulapalatalplasties.

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

ENDOCURETTE™
In cooperation with Mayo Clinic, UTMD developed an advanced curette for uterine endometrial tissue sampling in the doctor’s office. The sampling procedure is intended primarily to rule out precancer or cancerous change of the uterus in premenopausal women with abnormal uterine bleeding, or women with postmenopausal bleeding. The device is part of a class of catheters designed to be used without dilitation of the cervix and without general anesthetic. The inherent weakness of this type of device, which is related to its small size, is that it may not remove enough tissue of the endometrium for an accurate histologic assessment, in contrast to a more invasive D&C hospital procedure. The patented tip of the ENDOCURETTE was designed to obtain a more thorough tissue specimen without the need for dilitation, and without an increase in patient discomfort.

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

MARKETING

UTMD competes on the basis of its value-added technologies and cost effective clinical solutions. UTMD believes that a number of its products are strong brands because they are recognized as clinically different, and consistently reliable in achieving their intended results. The Company’s primary marketing challenge is to keep its customers focused on those differences and their important clinical benefits. Access to the clinical decision-makers, together with the active involvement of clinicians in medical device purchasing decisions, is critical to the Company’s success.

UTMD’s specialty focus, innovation and extensive experience in its specialties are important marketing attributes which help assure its ability to successfully compete and survive in a consolidating marketplace where many suppliers try to degrade product differences.

For U.S. hospitals, which represent about 60% of UTMD’s device sales, marketing efforts are complicated and fragmented. Although UTMD’s focus is with clinicians who take responsibility for obtaining optimal patient care outcomes, other people who are primarily administrative are often responsible for hospital purchasing decisions.

DISTRIBUTION

An important success factor in the current healthcare industry is access to customers. Although the U.S. hospital supplier environment has been consolidating as a result of group purchasing organizations (GPOs), or their equivalent, establishing long term contracts with large medical device suppliers with diverse product lines in recent years, the financial relationships and true benefits for hospitals has come under increased scrutiny, both by hospitals’ managements themselves and by the government. As a potential positive factor to UTMD’s future performance, the increased scrutiny may lead to an understanding consistent with UTMD’s belief that hospitals are not currently saving money under the GPO contracts. In addition, the longer term overall cost of care will be substantially higher, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace.

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

In the United States, UTMD sells its products through its own directly employed sales force and through selective independent manufacturer representatives. The direct representatives concentrate on applications for UTMD products where customer training and support are important. As of February 2006, the direct sales force is comprised both of “outside” representatives operating remotely in specific geographic areas, and “inside” representatives who operate by telephone from corporate offices. Direct representatives are trained to understand the medical procedures being performed within UTMD’s clinical focus. Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems. In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs.

When hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors. Sales to Med/Surg distributors currently comprise less than 8% of total domestic sales. In contrast, ten years ago, national distributors and independent stocking distributors in the U.S. represented more than 65% of UTMD’s direct domestic Ob/Gyn business.

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

Additionally, UTMD sells component parts to medical companies for use with their product lines. This OEM distribution channel effort is simply maximizing utilization of manufacturing capabilities that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD’s direct distribution and marketing programs.

Internationally, the Company sells its products through about 100 regional distributors and OEMs (other medical device manufacturers). The international business is driven by the initiative and resourcefulness of those independent distributors. UTMD’s Internet website www.utahmed.com is a frequent conduit for international customer inquiries.

NEW PRODUCT DEVELOPMENT

New product development has been a key to UTMD’s market identity as an innovator. Product development takes three interrelated forms: 1) improvements, enhancements and extensions of current product lines in response to clinical needs or clinician requests, 2) invention of devices that allow significantly different methods of performing medical procedures, representing a quantum improvement in safety, efficacy and/or cost of care, and 3) acquisitions of products or technology from others.

Because of UTMD’s reputation as a successful innovator, its financial strength and its established clinician user base, it enjoys a substantial inflow of new product ideas. Internal development, joint development, product acquisitions and licensing arrangements are all included as viable options in the investigation of opportunities. Only a small percentage of ideas survive feasibility screening. For internal development purposes, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team. The team’s objective is to have a clinically proven, manufacturable and FDA released product ready for marketing by a specific date. Approximately ten projects on the average, depending on the level of resources required, are underway at UTMD at any given time. More than 50% of assigned projects do not succeed in attaining a product that meets all of the Company’s criteria. In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition. Once a product is developed, tooled, fully tested and cleared for marketing by the FDA, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution, or not having access to users because of limitations in marketing and distribution resources or exclusionary contracts of GPOs. In recent years since 2001, UTMD’s new product development initiatives have been foreclosed by the FDA’s unfounded attempts to shut the Company down.

UTMD’s current product development projects are in three areas of focus: 1) obstetrics/ fetal monitoring, 2) neonatal intensive care, and 3) specialized procedures for the assessment and treatment of cervical/uterine disease. Internal product development expenses are expected to be in the range of 1-2% of sales in 2006. In 2005, UTMD spent $320 on internal product development activities, or 1.2% of sales. In 2004 and 2003, internal new product development expenses were $292 (1.1% of sales) and $288 (1.1% of sales), respectively.

EMPLOYEES

At December 31, 2005, the Company had 209 employees, and an additional six contract employees. The contract employees represent UTMD’s desire to utilize handicapped persons where possible, hired through the Utah state-supported Work Activity Center. The average tenure of UTMD’s employees is about nine years, which conveys an important benefit due to the level of training required to produce consistent high quality medical devices. The Company's continued success will depend to a large extent upon its ability to retain skilled employees. No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which reliable, creative and high achieving people wish to work.

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

The ability of the Company to achieve critical mass in the marketplace depends in part on the protection afforded by its patents. In cases where competitors introduce products that may infringe on UTMD’s technology, the Company has an obligation to its shareholders to defend its intangible property to the extent that it can afford to do so.

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

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas. During 2005, ongoing royalties included in cost of goods sold were $3. Other royalties have been previously paid as a lump sum, or are incorporated into the cost of supplied components which practice certain patents of third parties. Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives. During 2005, the Company received $450 in royalty income, the same as in 2004 and 2003. UTMD’s future financial performance also depends on the marketing ability of other companies that license UTMD’s technology.

GOVERNMENT REGULATION

UTMD's products and manufacturing processes are subject to regulation by the U.S. Food & Drug Administration (“FDA”), as well as other regulatory bodies globally. The FDA has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of medical devices in the U.S. In addition, requirements exist under other federal laws and under state, local and foreign statutes that may apply to the manufacturing and marketing of the Company's products.

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

All of UTMD’s present products are Class I or Class II devices. The Company is in compliance with all applicable U.S. regulatory standards including CFR Part 820, the FDA Quality System Regulation (QSR) promulgated in 1997, known as cGMP (current good manufacturing practices).

In 1994, UTMD received certification of its quality system under the ISO 9001/EN 46001 standards (“ISO” stands for “International Organization of Standardization”) which it maintained until December 2003. In October 2003, UTMD’s Utah facility was certified under the more stringent ISO 13485 standard for medical devices, which it currently maintains. UTMD’s Ireland facility is certified under the concomitant ISO 13488 standard. The U.S. FDA QSR was developed in harmony with the ISO standards. UTMD remains on a continuous periodic audit schedule by its independent notified body in order to stay current with international regulatory standards, and retain its certification. The most recent audit was conducted in February 2006. UTMD has received formal product certifications allowing the use of the CE Mark (demonstrates proof of compliance with the European Community’s ISO standards) for essentially all of its products.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Most of the components which the Company purchases from various vendors are readily available from a number of sources. Alternate sourcing of various components is continually underway. Vendors are qualified by Corporate Quality Assurance. The Company has a vendor quality monitoring program that includes routinely checking incoming material for conformance to specifications, as required per written procedures.

EXPORTS

Revenues from customers outside the U.S. in 2005 were $6,391 (23% of total sales), compared to $6,029 (23% of total sales) in 2004 and $5,872 (22% of total sales) in 2003. Blood pressure monitoring products represented 66% of international sales in 2005, compared to 67% in both 2004 and 2003. International Ob/Gyn and neonatal product sales were $2,191 in 2005, compared to $2,019 in 2004 and $1,930 in 2003. For financial information by geographical area, please see Notes 1, 4 and 9 to the Consolidated Financial Statements.

UTMD regards the international marketplace as an important element of its growth strategy. UTMD is keenly aware that not only are international markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used. In 1996 UTMD completed construction of a manufacturing facility in Athlone, County Westmeath, Ireland. The facility offers a number of advantages: 1) from a marketing point of view, better response to European Union customers, including a better understanding of customized needs, less costly distribution and duty-free access to over 350 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity for existing U.S. facilities.

BACKLOG

As a supplier of primarily disposable hospital products, the nature of UTMD’s business necessitates being very responsive to customer orders and delivering products quickly. Virtually all direct shipments to end users are accomplished within one week of receipt of customer purchase order. Backlog shippable in less than 90 days was $653 as of January 1, 2005 and $910 as of January 1, 2006.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in UTMD’s business because UTMD’s products are frequently used in inherently life threatening situations to help physicians achieve a more positive outcome than what might otherwise be the case. In any lawsuit against a company where an individual plaintiff suffers a permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists. However, no such damages have been awarded against UTMD in its 27 year history.

UTMD is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its defense should any lawsuits be filed. The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products. In the last thirteen years, UTMD has been named as a defendant, along with each attending physician and hospital, in four product liability lawsuits. All four were related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used by the surgeon. The VADS products in all four cases did conform to specifications. UTMD was ultimately dismissed as a defendant in the lawsuits, and legal costs were not material to performance. During the same thirteen year period of time, in which more than 16 million UTMD finished devices were used, no other UTMD product was the subject of a product liability lawsuit. There are currently no product liability lawsuits in which UTMD is a defendant.

FORWARD LOOKING INFORMATION

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by management based on information currently available. When used in this document, the words “anticipate,” “believe,” “project,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties stated throughout the document and in Item 1A. Although the Company has attempted to identify important factors that could cause actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.

ITEM 1A - RISK FACTORS

General risk factors that may impact the Company’s revenues include: the market acceptance of competitive products; administrative practices of group purchasing organizations; obsolescence caused by new technologies; the possible introduction by competitors of new products that claim to have many of the advantages of UTMD’s products at lower prices; the timing and market acceptance of UTMD’s own new product introductions; UTMD’s ability to efficiently and responsively manufacture its products, including the possible effects of lack of performance of suppliers; success in gaining access to important global distribution channels; budgetary constraints; the timing of regulatory approvals for newly introduced products; regulatory intervention in current operations; and third party reimbursement of health care costs of customers.

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

The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years. As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for existing products. UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company’s approach.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

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

On October 21, 2005, the Court issued an order finding UTMD has been and currently is in compliance with the QSR, dismissing all FDA allegations. The judge said in his order, among other things,
“It makes no sense for the Court to order Utah Medical to do something they are already doing.”

The government decided that it would not appeal the decision.

In February 2005, after formal discovery in the lawsuit brought by the FDA confirmed UTMD’s suspicions, UTMD asserted a counterclaim against the FDA for abuse of process. On June 30, 2005, in response to the government’s motion to dismiss, the Court dismissed UTMD’s counterclaim without prejudice, indicating that the counterclaim was not timely. As a result, on July 15, 2005, UTMD filed an administrative claim under the Federal Tort Claims Act with the U.S. Department of Health and Human Services, requesting restitution of litigation costs and lost profits as damages. This was done as a matter of procedure to satisfy the Court. On February 10, 2006, the government denied the administrative claim. UTMD now has until August 9, 2006 to file a request for reconsideration, or a lawsuit.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
UTMD's common stock trades on the Nasdaq National Market (symbol:UTMD). The following table sets forth the high and low sales price information as reported by Nasdaq for the periods indicated:

	2005		2004
	High	Low	High	Low
1st Quarter	$22.80	$20.06	$26.45	$23.52
2nd Quarter	23.50	20.20	27.19	23.80
3rd Quarter	24.88	22.80	27.00	16.02
4th Quarter	32.80	24.50	23.45	17.50

Stockholders.
The approximate number of beneficial stockholders of UTMD’s common stock as of March 10, 2006 was 2,800.

Dividends.
On May 10, 2004, UTMD announced that it would resume paying a quarterly cash dividend. The following sets forth cash dividends declared since May 10, 2004:

Record Date	Payable Date	Per Share Amount
June 16, 2004	July 5, 2004	$ 0.15
September 16, 2004	October 5, 2004	0.15
December 16, 2004	January 5, 2005	0.15
March 16, 2005	April 5, 2005	0.15
June 17, 2005	July 5, 2005	$ 0.155
September 16, 2005	October 5, 2005	0.155
December 16, 2005	January 5, 2006	0.17
March 16, 2006	April 5, 2006	0.18

2004 total paid		$ 0.30

2005 total paid		$ 0.61

Issuer Purchases of Equity Securities.
The following table details purchases by UTMD of its own securities during fourth quarter 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
10/01/05 - 10/31/05	19,711	$ 28.21	19,711
11/01/05 - 11/30/05	23,832	28.82	23,832
12/01/05 - 12/31/05	29,957	28.65	29,957
Total	73,500	$ 28.58	73,500

(1)    In fourth quarter 2005 UTMD repurchased an aggregate of 73,500 shares of its common stock at an average cost of $28.58 per share pursuant to a continued open market repurchase program instituted in August 1992. Since 1992 through 2005, the Company has repurchased 6,352,391 shares at an average cost of $11.43 per share including broker commissions and fees in open market transactions. In addition, the Company conducted tender offer transactions in which it purchased an additional 2,775,742 shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased over 9.1 million of its shares at an average price of $10.92 per share since 1992. To complete the picture relating to current shares outstanding, since 1992 the Company’s employees and directors have exercised and purchased 1.6 million option shares at an average price of $6.96 per share. All options were awarded at the market value of the stock on the date of the award.

The frequency of UTMD’s open market share repurchases depends on the availability of sellers and the price of the stock. The board of directors has not established an expiration date or a maximum dollar or share limit for UTMD’s continuing long term program of open market share repurchases.

The purpose of UTMD’s share repurchases is to maximize the value of the Company for its continuing shareholders, and maximize its return on shareholder equity by employing excess cash generated from effectively managing its business. UTMD does not intend to repurchase shares that would result in terminating its Nasdaq National Market listing.

ITEM 6 - SELECTED FINANCIAL DATA
Dollar amounts are in thousands, except per share data.

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2005, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report. The selected consolidated financial data should be read in conjunction with UTMD’s Consolidated Financial Statements and the Notes included elsewhere in this report.

Year Ended December 31

	2005	2004	2003	2002	2001

Net Sales	$27,692	$26,485	$27,137	$27,361	$26,954

Net Income	7,547	10,220	20,761	7,165	5,934

Earnings Per Common Share (Diluted)	1.80	2.19	4.25	1.36	1.14

Total Assets	41,642	41,262	49,694	23,387	23,572

Working Capital	22,683	20,194	21,405	5,437	5,400

Long-term Debt	5,336	-	-	4,956	2,501

Cash Dividends Per Common Share	0.61	0.30	None	None	None

Quarterly Data for 2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$6,652	$7,028	$7,001	$7,011

Gross Profit	3,734	4,022	4,014	3,983

Net Income	1,969	1,887	1,789	1,903

Earnings Per Common Share (Diluted)	.46	.45	.44	.46

Quarterly Data for 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Sales	$6,616	$6,827	$6,670	$6,372

Gross Profit	3,850	3,934	3,779	3,503

Net Income	5,175	1,841	1,807	1,397

Earnings Per Common Share (Diluted)	1.07	.38	.39	.32

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollar amounts are in thousands except per-share amounts and where noted.

The following comments should be read in conjunction with accompanying financial statements.

Productivity of Assets and Working Capital.
a) Assets. Year-end 2005 total assets were $41,642, compared to $41,262 in 2004. Cash (and investments of cash) balances were $17,453 and $16,928, 42% and 41% of total assets, at year-end 2005 and 2004, respectively. Year-end cash balances increased, even though UTMD paid $2,445 in dividends, $8,604 in share repurchases and $2,933 in litigation costs in 2005, because of continuing excellent cash generated from operations (before litigation costs) of $9,384 and a $5,336 loan taken out by UTMD’s Ireland subsidiary. Excluding cash and investment balances, average total asset turns in 2005 were 1.14, consistent with years prior to 2003. Year-end assets since 2003 were substantially higher than in prior years due to Tyco patent infringement damages awarded to UTMD. In 2006, total assets excluding cash balances will continue to be less than annual sales. Improvement in total asset turns will depend on reduction of excess cash and investment balances.

Property, plant and equipment (PP&E) assets are comprised of Utah, Oregon and Ireland manufacturing molds, production tooling and equipment, test equipment, computer/ communications equipment and software, and the Utah and Ireland facilities. UTMD leases the Oregon facility as part of the 1997 CMI acquisition, and a portion of its Midvale, Utah parking lot. In 2005, net PP&E declined $898 because depreciation of $626 exceeded new purchases of $345, while Ireland assets decreased $605 in dollar-value as a result of a weaker U.S. dollar (USD). The lower consolidated PP&E balances combined with higher sales resulted in substantially higher PP&E turns. The current book value of consolidated PP&E is 35% of acquisition cost. Management believes that PP&E is in good working order and capable of supporting increased sales activity. In 2006, depreciation of fixed assets is expected to again exceed new PP&E purchases required to sustain current operations. Combining this with expected higher 2006 sales suggests that PP&E asset turns will again improve in 2006, unless offset by a strengthening of the Euro relative to the USD, inflating the dollar value of Ireland PP&E.

Average inventory turns in 2005 increased to 3.9 from 3.7 in 2004, despite a $446 increase in ending inventories, primarily as a result of the 5% increase in 2005 sales activity. Management has set this level of 3.9 turns for its objective in 2006. Net (after allowance for doubtful accounts) year-end accounts receivable (A/R) balances decreased $90 at the same time that 2005 sales activity increased, yielding lower average days in A/R on December 31, 2005 of 45 days, based on 4Q 2005 shipment activity. This was well within management’s continuing objective of 55 days. A/R over 90 days from invoice date of about 5% of total A/R at year-end were about the same as at the end of the prior year. The Company believes the older A/R are collectible or within its reserve balances for uncollectible accounts.

Working capital at year-end 2005 was $22,683 compared to $20,194 at year-end 2004. Both of these amounts substantially exceed working capital needs for normal operations. UTMD’s current ratio increased to 8.1 from 5.7, due to a substantial decrease in UTMD’s litigation reserve (part of accrued expenses) reflecting the dismissal and conclusion of the FDA lawsuit filed in August 2004, as well as a substantial decrease in income tax payable resulting from the one-time tax holiday from the American Jobs Creation Act of 2004. Since the large majority of the working capital balance is excess cash (and cash investments), the current ratio going forward in 2006 will depend primarily upon the timing and extent of use of existing cash and investment balances. The other current asset and current liability components of working capital are expected to remain consistent with 2005 and within management targets, given an increase in 2006 sales.

Intangible assets, which are comprised of goodwill resulting from acquisitions and the costs of obtaining patents and other technology rights, were $7,624 at the end of 2005 compared to $7,674 sat the end of 2004. The goodwill balance of $7,191, reduced 24% from time of acquisition, is the result of three acquisitions in 1997, 1998 and 2004 which were made in cash at conservative valuations. The reduction was goodwill amortization as a result of UTMD using previous GAAP through 2001 for the purchase method of acquisition accounting. Under current GAAP, goodwill will not be expensed unless and until the market value of the acquired entity becomes impaired. The three acquisitions continue to be viable parts of UTMD’s overall business activities, representing 33% of total sales in 2005. UTMD does not expect the goodwill value of the acquisitions to become impaired in 2006. Other intangible assets decreased $50 in 2005 as a result of amortization. Total net intangible assets at the end of 2005 represented 18% of total assets.

Liabilities. Although UTMD’s current liabilities decreased from the end of 2004 to the end of 2005 by $1,161, total liabilities increased $3,680, yielding a 2005-ending total debt ratio of 21%, up from 12% at the end of 2004. Current liabilities declined primarily because the ending litigation reserve (accrued liabilities) was $1,135 lower. However, the long term note payable initiated in Ireland in December, which had a balance of $5,336 at the end of 2005, more than offset the reductions in other liabilities. The purpose of the note payable was to finance the repatriation of profits achieved in Ireland since 1996, under The American Jobs Creation Act of 2004. UTMD Ltd. plans to repay this note from profits generated over the next five years. Deferred income taxes declined in 2005 due mainly to reversing previously accrued deferred income taxes for undistributed earnings from UTMD’s foreign subsidiary.

Results of Operations.
a) Revenues. Global consolidated sales increased 5% in 2005 compared to 2004. Foreign (international) sales increased 6%. U.S. (domestic) sales increased 4%. Sales increased despite customers being negatively affected by the August 10, 2004 FDA press release that announced that the FDA had filed a lawsuit against UTMD alleging lack of compliance with the Quality System Regulation (QSR). In October 2005, a Federal Court ruled that UTMD has been and is complying with the QSR, and dismissed the FDA allegations in entirety. The FDA did not appeal. International revenues also continued to be negatively affected in 2005 because of the FDA’s refusal from early 2003 until late November 2005 to provide Certificates to Foreign Governments (CFGs), certifying UTMD’s compliance with the QSR for the benefit of countries outside the U.S. which depend on the FDA’s regulatory lead.

UTMD divides its domestic sales into two primary distribution channels: “direct sales” which are sales to end user customers by UTMD’s direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and “OEM sales” which are component sales to other companies where products are packaged and resold as part of another company’s finished product offerings. As a percentage of total domestic sales, direct sales were 94% of domestic sales in 2005, and 93% in both 2004 and 2003. The remaining sales were OEM sales, e.g. 6% of domestic sales in 2005 were domestic OEM sales. Domestic direct sales represented 72% of global consolidated sales in both 2005 and 2004, compared to 73% in 2003.

Domestic direct sales which appeared least affected by the FDA announcement were sales where clinicians make the purchase decision. Consequently, the least affected sales were sales to physician offices and clinics. Hospital labor and delivery (L&D) department sales where administrators determine what products are purchased appeared to be the most affected. Hospital NICU sales were less affected than L&D because clinical practitioners still have major discretion in determining what products are purchased. In order to help offset hospital administrators’ concern over the August 10, 2004 FDA press release, UTMD employed a special “loyalty discount” which lasted for about three months in late 2004 . The amount of the discount which affected only 2004 sales was $374.

International sales in 2005 were 23% of global consolidated sales compared to 23% and 22% in years 2004 and 2003, respectively. Of the 2005 international sales, 55% were for customers in Europe, compared to 60% in 2004 and 58% in 2003. Ireland operations (UTMD Ltd.) shipped 57% of international sales (in USD terms) in 2005, compared to 59% in 2004 and 63% in 2003. UTMD Ltd. 2005 shipments, including intercompany sales to Midvale, were up 5% in euro terms and up 4% in USD terms compared to 2004.

UTMD groups sales into four product-line categories: 1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician and patient safety; 2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease including LETZ, endometrial sampling, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools; 3) neonatal care, comprised of devices that provide developmentally-friendly care to the most critically ill babies including providing vascular access, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized qpplications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized components as well as molded parts sold on an OEM basis to other companies. In these four categories, UTMD’s primary revenue contributors often enjoy a dominant market share and typically have differentiated product features protected by patents.

Global revenues by product category:
	2005	%	2004	%	2003	%
Obstetrics	$9,774	36	$10,918	41	$11,435	42
Gynecology/ Electrosurgery/ Urology	5,397	19	5,142	19	5,324	20
Neonatal	6,475	23	4,134	16	4,142	15
Blood Pressure Monitoring and Accessories*	6,046	22	6,292	24	6,236	23
Total:	$27,692	100	$26,485	100	$27,137	100
*includes molded components sold to OEM customers.

International revenues by product category:
	2005	%	2004	%	2003	%
Obstetrics	$593	9	$774	13	$665	11
Gynecology/ Electrosurgery/ Urology	1,199	19	966	16	1,064	18
Neonatal	400	6	278	5	200	4
Blood Pressure Monitoring and Accessories*	4,200	66	4,010	66	3,942	67
Total:	$6,392	100	$6,028	100	$5,871	100
*includes molded components sold to OEM customers.

As a brief explanation of revenues in the above tables:
1. Of the $1,144 decline in total obstetrics sales in 2005, $76 was from lower sales of vacuum-assisted delivery systems (VADS), a 6% decline, and $902 from lower Intran Plus (IUPC) sales, an 11% decline. The lower IUPC and VADS sales resulted primarily from concerns of hospital administrators related to the FDA press release of August 10, 2004. Other contributing factors included a trend in obstetrics practice that favors abdominal operative deliveries over vaginal operative deliveries because of medical malpractice litigation risk, and increased competition including effects of product bundling agreements. Cheaper priced, less clinically-effective products represent significant competition where hospital administrators are constrained by GPO contracts or may not take the total cost of care into consideration, including increased risk of complications and utilization rates.

2. Gynecology/ electrosurgery/ urology product sales which had been negatively affected by the 2003 FDA refusal to provide CFGs for foreign customers, and the 2004 FDA press release which caused concern among domestic customers, rebounded in 2005.

3. Consolidated global neonatal product sales increased 57% in 2005. The closing and move to Mexico of the San Antonio manufacturing operations of UTMD’s competitor, NeoCare, a subsidiary of Arrow International, was a positive factor for UTMD’s 2005 neonatal product sales.

4. International blood pressure monitoring and accessories (BPM) sales increased 5%, but domestic BPM sales decreased 19%. Domestic BPM sales were negatively affected by the August 2004 FDA press release.

Looking forward to 2006, UTMD’s improvement in sales depends on UTMD’s continued recapture of lost sales due to the unnecessary concern caused by the August 10, 2004 FDA press release, continued expansion in clinical acceptance of newer specialty products, release of new products after FDA concurrence with premarketing submissions and continued development of UTMD’s international distribution channels. Management targets a 5% revenue increase again in 2006, relative to the prior year.

b) Gross Profit. UTMD’s average 2005 gross profit margin (GPM), the surplus after costs of manufacturing, inspecting, packaging, sterilizing and shipping products (CGS) are subtracted from net revenues, was 56.9%, the same as in 2004. The GPM in 2003 was a Company record 58.6%. In 2005, UTMD experienced higher materials costs, particularly for plastics, along with increased labor costs, including particularly costs of medical care coverage for employees. The Company continues to maintain facilities and other manufacturing overheads far in excess of its needs. As a result, it projects that the dilution of fixed overhead costs that will occur with increased sales in 2006 will offset the continuing increase in incremental direct material and labor costs, together with some competitive pressure on prices, yielding a GPM in 2006 comparable to 2005.

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

c) Operating Profit. Operating profit, or income from operations, is the surplus after operating expenses are subtracted from gross profits. In 2004 and 2003, operating profit includes other operating income resulting from UTMD’s patent infringement victory over Tyco, net of associated expenses. That added income resulted in a net contribution to income from operating income (expense) in those two years, an unusual result. Operating expenses include sales and marketing (S&M) expenses, research and development (R&D) expenses and general and administrative (G&A) expenses. Combined operating expenses were $6,516 in 2005, compared to $5,807 in 2004 and $6,486 in 2003. Litigation expenses are included as part of G&A expenses. Substantial litigation expenses associated with the dispute with the FDA are included 2003, 2004 and 2005 G&A expenses. In order to help clarify operating expenses, we provide the table below:

	2005	2004	2003
R&D expenses	$320	$292	$289
S&M expenses	2,214	2,253	2,364
G&A - FDA litigation expenses	1,527	850	1,316
G&A - all other expenses	2,454	2,412	2,517
G&A expenses - total	3,981	3,262	3,833

Total operating expenses	$6,516	$5,807	$6,486

UTMD’s operating profit margin (operating profits divided by total sales) was 33.4% in 2005, compared to 57.8% in 2004 and 123.1% in 2003, which does not correlate to sales since there were substantial expenses and/or other income in all three periods unrelated to sales. Excluding the other operating income related to patent infringement damages and FDA litigation expenses, operating profits would have been $10,764, $10,109 and $10,722, and operating profit margins would have been 38.9%, 38.2% and 39.5% in 2005, 2004 and 2003, respectively, which management believes is a better measure of operating profits relative to sales activity. Looking forward to 2006, UTMD expects to control operating expenses, excluding consideration for any remaining required FDA litigation expenses, at a level below 19% of sales, yielding a 2006 operating profit margin about 38%.

i) S&M expenses: S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, processing orders and funding GPO fees. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly employed for U.S. business activity where it sells directly to clinical users. The largest component of S&M expenses is the cost of directly employing representatives that provide coverage across the U.S. As a percent of total sales, S&M operating expenses were 8.0% in 2005, 8.5% in 2004 and 8.7% in 2003. In 2006, UTMD intends to substantially expand its direct sales force, but intends to manage S&M expenses to less than 9% of total sales.

ii) R&D expenses: R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. As a percent of sales, 2005 R&D expenses were 1.2% compared to 1.1% in both 2004 and 2003. In addition to new products still being developed, a number of existing products were enhanced or updated in 2005. In 2006, UTMD plans to increase R&D spending modestly as a percentage of sales in order to reinvigorate its product development pipeline.

iii) G&A expenses: G&A expenses include the “front office” functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, risk management, protection of intellectual property, and legal costs. In addition to employing the personnel required to coordinate or manage those functions, G&A expenses include outside director costs, outside legal counsel and litigation experts, independent accounting audit fees, 401(k) administration, NASDAQ exchange fees, write-offs of uncollectible receivables, business insurance costs and corporate contributions to charitable organizations. Aggregate G&A expenses as a percent of sales were 14.4% in 2005, 12.3% in 2004 and 14.1% in 2003. G&A expenses excluding the FDA litigation expenses were 8.9%, 9.1% and 9.3% of sales in 2005, 2004 and 2003, respectively, which management believes is a better indicator of G&A expenses related to sales. Excluding any remaining required FDA litigation expenses, UTMD plans to hold G&A expenses at a level about 9% of 2006 sales.

iv) Other operating income: Other operating income in both 2004 and 2003 resulted from UTMD’s patent infringement victory over Tyco. In January 2004, the Company received a payment of $30,944 in damages and interest resulting from a 2002 District Federal Court judgment, and a post judgment settlement. The Company recognized operating income from that payment of $6,060 in first quarter 2004 and $23,992 in fourth quarter 2003. Expenses related to the judgment of $892 reduced the net other operating income recognized in 2003.

d) Non-operating Income, Non-operating Expense and EBT. Non-operating income, or other income, includes royalties from licensing UTMD’s technology to other companies, rent from leasing underutilized property to others, income earned from investing the Company’s excess cash and gains or losses from the sale of assets, offset by non-operating expenses which include interest expenses and bank fees. In prior SEC Form 10-Ks, UTMD reported the Tyco patent infringement damages as part of non-operating income, instead as part of operating income (expense). After the change in allocating Tyco patent infringement damages to operating expenses, non-operating income was $977 in 2005, $798 in 2004 and $454 in 2003. In 2005 and 2004, the increases in investment income resulted from higher average cash and investment balances during the applicable years. Royalties received were $450 in all three years. Future royalties may vary depending on the success of other companies in selling products licensed by UTMD, and the remaining life of the applicable patents. In 2005, UTMD paid $10 for interest expense after it borrowed €4.5 million ($5,336) in December to facilitate the repatriation of profits generated by its Ireland operations since 1996. In 2004 and 2003, interest expense was $0 and $47, respectively. UTMD expects interest expense of about $230 in 2006, as a result of the Ireland note payable. However, management still expects 2006 non-operating income (after subtracting the interest expense) to be about the same as in 2005 because of projected higher investment balances and higher interest rates in the U.S. The actual amount of 2006 non-operating income may be lower if UTMD utilizes its excess cash for an acquisition, continued litigation with the FDA seeking to recover damages or substantial share repurchases. Non-operating income may be higher if investment balances are higher because the FDA or a Federal Court honors UTMD’s claims for damages.

Earnings before income taxes (EBT) result from adding UTMD’s non-operating income to its operating profits. EBT margin is EBT divided by sales. UTMD’s EBT margin was 36.9%, 60.9% and 124.7% in 2005, 2004 and 2003, respectively. Excluding the Tyco and FDA items in the table above, UTMD’s EBT margin would have been 42%, 41% and 41% of sales in 2005, 2004 and 2003, respectively, which management believes is a better indicator of past EBT related to sales. Given the 2006 projections previously noted, management is targeting 2006 EBT of about $11,800, or an EBT margin of 41% of sales.

e) Net Income, EPS and ROE . Net income is EBT minus income taxes, often called the “bottom line”. Net income was $7,547, $10,220 and $20,761 in 2005, 2004 and 2003, respectively. The effective income tax rate was 26.1%, 36.6% and 38.7% respectively. The significantly lower income tax provision in 2005 was a result of The American Jobs Creation Act of 2004 (the Act) enacted in October 2004 which allows a temporary tax deduction on repatriated foreign earnings, which must be accomplished in 2005. UTMD previously included a deferred tax liability in reported results, anticipating that profits generated by its Ireland facility would eventually be repatriated, triggering additional U.S. income taxes. Also, UTMD recorded a favorable deferred tax liability adjustment after the conclusion of a formal IRS audit in 3Q 2005. These were non-recurring tax benefits limited to the year 2005. Other year to year fluctuations in the tax rate have resulted from: 1) differences in distribution of state income taxes; 2) variations in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products; 3) extraterritorial income exclusions; 4) higher marginal tax rates for EBT above $10 million; and 5) other factors such as R&D tax credits. Management expects that UTMD’s 2006 consolidated income tax rate will be around 34%, but this is difficult to predict.

UTMD’s net income expressed as a percentage of sales was 27.3%, 38.6% and 76.5% for years 2005, 2004 and 2003, respectively. Excluding the Tyco and FDA items identified in the table in operating expenses, UTMD’s bottom line was $7,714, $7,166 and $7,335, or 28%, 27% and 27% of sales, in 2005, 2004 and 2003, respectively. UTMD’s profitability has consistently ranked in the top performance tier of all U.S. publicly-traded companies, and has been a primary driver for UTMD’s past excellent returns on shareholders’ equity (ROE).

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the current period’s weighted average market value). Diluted EPS were $1.80, $2.19 and $4.25 in 2005, 2004 and 2003, respectively. Excluding the Tyco and FDA items, EPS would have been $1.82, $1.53 and $1.50 in 2005, 2004 and 2003, respectively. UTMD’s EPS has grown at a compounded rate of 17% per year since 1997.

The end of 2005 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,192 (in thousands) compared to 4,675 shares in 2004 and 4,885 shares in 2003. Dilution for “in the money” unexercised options for the year 2005 was 230 (in thousands) shares compared to 276 in 2004 and 359 in 2003. The total number of options outstanding at year-end 2005 declined 27% from year-end 2004, following no decline in the prior year. Dilution decreased in 2005 from 2004 because the average number of options outstanding decreased substantially, even though a higher average share price in the stock market increased the dilution effect of each option. Actual outstanding common shares as of December 31, 2005 were 3,856,000.

Return on shareholders’ equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholders’ equity during the applicable time period. ROE includes balance sheet measures as well as income statement measures. ROE in 2005 was 15% (22% before dividends). ROE was negatively affected by FDA litigation costs, but enhanced by share repurchases which were helped because of a lower share price than probably would have existed without the FDA lawsuit. ROE in 2004 and 2003, which was aided by Tyco patent infringement damages, was 24% (28% before dividends) and 79%, respectively. UTMD’s ROE (before dividends) has averaged 33% per year over the last 20 years. This ratio determines how fast the Company can afford to grow without adding external financing that would dilute shareholder interests. For example, a 30% ROE will financially support 30% annual growth in revenues without issuing more stock.

The lower ROE in 2005, despite a continued excellent net profit margin, was due to payment of dividends to shareholders which reduced retained profits, much higher average cash and investment balances which reduced total asset turns, and a low debt ratio. Looking forward, unless UTMD utilizes its cash to make an acquisition or repurchase shares, 2006 ROE will be lower than 2005 even though net profits are projected to increase, because average shareholders’ equity will increase faster on a percentage basis than net profits.

Liquidity and Capital Resources.
Cash Flows.
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, totaled $6,451 in 2005 compared to $27,459 in 2004 and $8,335 in 2003. The major changes in operating assets and liabilities in both 2004 and 2003 were related to the accrual and receipt of about $31 million from Tyco International for patent infringement, and taxes on that income. Cash provided by operating activities in 2005 includes continued excellent net income performance, aided by a $936 tax benefit attributable to exercise of employee options, compared to $446 in 2004 and $1,108 in 2003.

The Company’s use of cash for investing activities was primarily as a result of purchases of liquid investments, in an effort to maximize returns on excess cash balances while maintaining liquidity. UTMD expended $10,600 in 2005 on such purchases, compared to $22,103 in 2004 and $737 in 2003. In 2005, UTMD received $9,045 from selling short-term investments, compared to $8,202 in 2004 and $98 in 2003. No acquisitions were made in 2005 or 2003. UTMD invested $1,012 in second quarter 2004 to acquire Abcorp, Inc., its vendor for fetal monitoring belts. Please see the table under Supplemental Disclosure of Cash Flow Information for more detail of the Abcorp assets purchased.

In 2005, UTMD received $858 and issued 123,478 shares of stock upon the exercise of employee and director stock options. Employees and directors exercised a total of 207,133 option shares in 2005, with 83,655 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options and related tax withholding. UTMD paid $833 in 2005 to meet tax withholding requirements on options exercised. UTMD repurchased 372,599 shares of stock in the open market at a cost of $8,604 during 2005. Option exercises in 2005 were at an average price of $11.69 per share. Share repurchases in the open market were at an average cost of $23.09 per share, including commissions and fees. In 2004, the Company received $1,111 from issuing 117,482 shares of stock on the exercise of employee and director stock options, including 5,426 shares retired upon employees trading those shares in payment of the stock option exercise price.

In December 2005, UTMD’s foreign subsidiary borrowed €4.5 million ($5,336) to finance repatriation (from Ireland to the U.S.) of profits achieved since 1996 under The American Jobs Creation Act of 2004. UTMD did not borrow during 2004. In 2004, UTMD made repayments of $4,956 on its note payable, which eliminated the line of credit balance remaining at the end of 2003, while receiving $0 in proceeds from the line of credit. The previous loan was undertaken to finance repurchase of shares. Although UTMD has not borrowed under its revolving line of credit since it paid off the balance in 2004, the line of credit is used to guarantee the current Ireland loan in order to achieve the most favorable credit terms.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans. Planned 2006 capital expenditures are expected to be approximately $500 to keep facilities, equipment and tooling in good working order. In addition, UTMD may use cash in 2006 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases if the price of the stock remains undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance. The revolving line of credit will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time not otherwise available from existing cash and investment balances.

In summary, management plans to utilize cash not needed to support normal operations in one or a combination of the following: 1) to make investments in new technology; 2) to acquire a product line that will augment revenue growth and better utilize UTMD’s infrastructure; and/or 3) to repurchase UTMD shares in the open marketplace.

Contractual Obligations and Contingent Liabilities and Commitments
The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2005:

Contractual Obligations and Commitments	Total	2006	2007- 2008	2009- 2010	2011 and thereafter

Long-term debt obligations	$6,333	$633	$1,266	$1,266	$3,168
Operating lease obligations	985	66	74	74	771
Purchase obligations	1,752	1,752	-	-	-
Total	$9,070	$2,451	$1,340	$1,340	$3,939

Additional information regarding the Company’s contractual obligations and commitments may be found in Notes 5 and 6 of the Company’s Notes to Consolidated Financial Statements.

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

Management's Outlook.
In summary, in 2006 UTMD plans to
1) increase efforts to regain business lost as a result of the FDA’s August 10, 2004 press release;
2) reinvigorate internal new product development;
3) continue outstanding operating performance;
4) look for new acquisitions to augment sales growth; and
5) utilize current cash balances in shareholders’ best long-term interest.

Item 3 of this report describes the legal proceedings regarding UTMD’s dispute with the FDA. The U.S. Court determined that UTMD has been and is in compliance with the provisions of the Quality System Regulation. The Company remains proud of its long term record of compliance with all government regulations.

The reliability and performance of UTMD’s products is high and represents significant clinical benefits while providing minimum total cost of care. Physicians do care about the well-being of their patients, but their time is limited to evaluate choices, and they have hospital administrators to deal with who often look at the initial price of a product without understanding the total cost of care which includes risk of unwanted complications and unnecessary utilization.

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

UTMD will continue to focus on differentiating itself, especially from commodity-oriented competitors. UTMD is small, but its employees are experienced and diligent in their work. Our passion is in providing innovative clinical solutions that will help reduce health risks for women and their babies. The Company has a defined focus and does not seek revenue growth as its primary motivation. We fundamentally seek to do an excellent job in meeting our customers’ and their patients’ needs, and provide our shareholders with excellent returns.

Looking back five years from the end of 2005 to the end of 2000, UTMD’s EPS have more than doubled, and its year-ending share price has more than quadrupled (up 326%). In comparison, the NASDAQ Composite, S&P 500 Index and DJIA indices were all down: 11%, 5% and down 1%, respectively, over that same five year time span.

In 2005, UTMD again demonstrated a high positive cash flow, managing working capital effectively and keeping new capital expenditures below its rate of depreciation of existing assets. UTMD’s balance sheet is strong enough to finance an acquisition in 2006 without issuing stock. In considering acquisitions, UTMD looks to acquire successful companies that will enhance its specialist focus. When UTMD acquires a company, it probably will be for cash and with the idea that it will be able to retain key resources that helped make the acquired entity successful.

Accounting Policy Changes.
In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The Statement is effective for periods beginning after December 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments it awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) in first quarter 2006 will have a negative impact on its consolidated financial statements. Please see note 1, starting on page F-12 for an estimate of the impact this Statement would have had on the Company’s net income for the periods covered by this report. The Company estimates that adoption of this Statement will result in about $130 additional compensation expense during the year 2006 related to options outstanding on the date of this report. The Company intends to continue granting stock options or other equity instruments, although at a lower level than in the past, which will increase the amount of stock based compensation in 2006 and beyond. The Board of Director’s action on May 6, 2005 to accelerate the vesting of under water options reduced the financial statement impact of this accounting policy change.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in Ireland denominated in the EURO, and sold products under agreements denominated in various Western European currencies. The EURO and other currencies have been and are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate for the EURO was .8433, .7335 and .7958 per U.S. Dollar as of December 31, 2005, 2004 and 2003, respectively. Please see Note 1 in Item, 8, below under “Translation of Foreign Currencies” for more information. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Dollar amounts are in thousands except per-share amounts and where noted.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company's independent registered public accounting firm, Jones Simkins, P.C., has audited management's assessment of the Company's internal control over financial reporting as of December 31, 2005, and their report is shown on the next page.

By:    /s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:   /s/ Greg A. LeClaire
Greg A. LeClaire
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited management's assessment, included in the accompanying report titled Management’s Report On Internal Control Over Financial Reporting, that Utah Medical Products, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Utah Medical Products, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2005 consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows of Utah Medical Products, Inc., and our report dated January 17, 2006 expressed an unqualified opinion.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
January 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Utah Medical Products, Inc. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated January 17, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Jones Simkins, P.C.
JONES SIMKINS, P.C.
Logan, Utah
January 17, 2006

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2005 and 2004
(In thousands)

ASSETS	2005	2004
Current assets:
Cash	$703	$1,818
Investments, available-for-sale (note 3)	16,750	15,110
Accounts and other receivables, net (note 2)	4,418	3,730
Inventories (note 2)	3,305	2,859
Prepaid expenses and other current assets	280	263
Deferred income taxes (note 7)	402	750
Total current assets	25,858	24,530

Property and equipment, net (note 4)	8,160	9,058

Goodwill	7,191	7,191

Other intangible assets - net (note 2)	433	483

Total assets	$41,642	$41,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$757	$698
Accrued expenses (note 2)	2,418	3,638
Total current liabilities	3,175	4,336

Note payable (note 5)	5,336	-
Deferred income taxes (note 7)	274	769
Total liabilities	8,785	5,105

Commitments and contingencies (notes 6 and 10)	-	-

Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000 shares authorized, issued 3,856 shares in 2005 and 4,105 shares in 2004	39	41
Accumulated other comprehensive income	(495)	226
Retained earnings	33,314	35,890
Total stockholders' equity	32,857	36,157

Total liabilities and stockholders' equity	$41,642	$41,262

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2005, 2004 and 2003
(In thousands, except per share amounts)

	2005	2004	2003
Sales, net (notes 9 and 10)	$27,692	$26,485	$27,137
Cost of goods sold (notes 9 and 10)	11,939	11,419	11,245
Gross margin	15,753	15,066	15,892

Operating income (expense):
Sales and marketing expense	(2,214)	(2,253)	(2,364)
Research and development expense	(320)	(292)	(288)
General and administrative expense	(3,981)	(3,262)	(3,834)
Other operating income (note 11)	-	6,060	23,992
Operating income	9,237	15,320	33,398

Other income (expense):
Dividend and interest income	398	238	5
Royalty income	450	450	450
Interest expense	(10)	-	(47)
Other, net	139	110	46
Income before provision for income taxes	10,214	16,117	33,852

Provison for income taxes (note 7)	2,667	5,897	13,091
Net income	$7,547	$10,220	$20,761
Earnings per common share (basic) (notes 1 and 2):	$1.91	$2.32	$4.59

Earnings per common share (diluted) (notes 1 and 2):	$1.80	$2.19	$4.25

Other comprehensive income:
Foreign currency translation net of taxes of $(153), $107 and $288	$(502)	$222	548
Unrealized gain (loss) on investments net of taxes of $(42), $100 and $12	(65)	157	19
Total comprehensive income	$6,980	$10,599	$21,328

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$7,547	$10,220	$20,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	676	809	984
Gain on investments	(70)	(52)	(11)
Provision for (recovery of) losses on accounts receivable	(4)	3	(93)
(Gain) Loss on disposal of assets	(5)	5	4
Deferred income taxes	(129)	75	(47)
Tax benefit attributable to exercise of stock options	936	446	1,108
(Increase) decrease in:
Accounts receivable	(51)	(226)	36
Accrued interest and other receivables	(770)	(191)	257
Inventories	(573)	437	174
Prepaid expenses and other current assets	(13)	(43)	(32)
Litigation receivable	-	24,884	(24,884)
Increase (decrease) in:
Accounts payable	81	312	(291)
Accrued expenses	(1,175)	(9,220)	10,369
Net cash provided by operating activities	6,451	27,459	8,335

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(345)	(411)	(272)
Intangible assets	-	(10)	(122)
Purchases of investments	(10,600)	(22,103)	(737)
Proceeds from the sale of:
Investments	9,045	8,202	98
Property and equipment	5	-	-
Net cash paid in acquisition	-	(1,012)	-
Net cash used in investing activities	(1,895)	(15,334)	(1,033)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	858	1,111	882
Common stock purchased and retired	(8,604)	(10,692)	(2,240)
Common stock purchased and retired - options	(833)	(6)	(555)
Proceeds from note payable	5,336	-	-
Repayments of note payable	-	-	(4,956)
Dividends paid	(2,445)	(1,331)	-
Net cash used in financing activities	(5,687)	(10,918)	(6,869)

Effect of exchange rate changes on cash	16	(151)	44

Net increase (decrease) in cash and cash equivalents	(1,116)	1,056	477

Cash at beginning of year	1,818	762	285

Cash at end of year	$703	$1,818	$762

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2005, 2004 and 2003
(In thousands)
Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	2005	2004	2003
Cash paid during the year for:
Income taxes	$2,915	$14,294	$2,628
Interest	10	-	47

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

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2002	4,443	$44	$-	$(1,115)	$16,793	$15,722
Shares issued upon exercise of employee stock options for cash	299	3	2,465	-	-	2,468
Shares received and retired upon exercise of stock options	(101)	(1)	(2,141)	-	-	(2,142)
Tax benefit attributable to appreciation of stock options	-	-	1,108	-	-	1,108
Common stock purchased and retired	(97)	(1)	(1,432)	-	(807)	(2,240)
Foreign currency translation adjustment	-	-	-	836	-	836
Unrealized holding gain from investments, available-for-sale, net of taxes	-	-	-	19	-	19
Net income	-	-	-	-	20,761	20,761
Balance at December 31, 2003	4,544	$45	$-	$(260)	$36,747	$36,532
Shares issued upon exercise of employee stock options for cash	123	1	1,234	-	-	1,235
Shares received and retired upon exercise of stock options	(5)	(0)	(124)	-	-	(124)
Tax benefit attributable to appreciation of stock options	-	-	446	-	-	446
Common stock purchased and retired	(557)	(5)	(1,556)	-	(9,130)	(10,691)
Foreign currency translation adjustment	-	-	-	329	-	329
Unrealized holding gain from investments, available-for-sale, net of taxes	-	-	-	157	-	157
Common stock dividends	-	-	-	-	(1,947)	(1,947)
Net income	-	-	-	-	10,220	10,220
Balance at December 31, 2004	4,105	$41	$-	$226	$35,890	$36,157
Shares issued upon exercise of employee stock options for cash	207	2	2.420	-	-	2.422
Shares received and retired upon exercise of stock options	(84)	(1)	(2,395)	-	-	(2,396)
Tax benefit attributable to appreciation of stock options	-	-	936	-	-	936
Common stock purchased and retired	(373)	(4)	(960)	-	(7,640)	(8,604)
Foreign currency translation adjustment	-	-	-	(654)	-	(654)
Unrealized holding gain from investments, available-for-sale, net of taxes	-	-	-	(67)	-	(67)
Common stock dividends	-	-	-	-	(2,484)	(2,484)
Net income	-	-	-	-	7,547	7,547
Balance at December 31, 2005	3,856	$39	$-	$(495)	$33,314	$32,857

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Dollar amounts are in thousands except per-share amounts and where noted.

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

The Company's customer base consists of hospitals, medical product distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies. Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2005.

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits in addition to Fidelity Investments accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalent balances.

Accounts Receivable

Accounts receivable are amounts due on product sales and are unsecured. Accounts receivable are carried at their estimated collectible amounts. Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are past the due date. Accounts receivable are periodically evaluated for collectiblity based on past credit history with clients. Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions (see Note 2).

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, license rights and non-compete agreements are capitalized and are being amortized using the straight-line method over periods ranging from 5 to 17 years. UTMD’s goodwill is tested for impairment annually, in the fourth quarter of each year, using a fair value measurement test, in accordance with SFAS 142. UTMD would also perform an impairment test, between annual tests, if circumstances changed that would more than likely reduce the fair value of goodwill below its net book value. If UTMD determined that its goodwill were impaired, a second step would be completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future (see Note 2).

Loans to Related Parties

The Company has not made loans to related entities including employees, directors, shareholders, suppliers or customers, nor does it guarantee the debt of related entities.

Revenue Recognition

The Company believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to completion of an order. Revenue from product and service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured. There are circumstances under which revenue may be recognized when product is not shipped, which meet the criteria of SAB 104: the Company provides engineering services, for example, design and production of manufacturing tooling that may be used in subsequent UTMD manufacturing of custom components for other companies. This revenue is recognized when UTMD’s service has been completed according to a fixed contractual agreement.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” whereby deferred taxes are computed under the asset and liability method.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business. The Company maintains a reserve for legal costs which are probable and estimated based on its previous experience. The reserve for legal costs at December 31, 2005 and 2004 was $125 and $1,260, respectively (see Note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2005	2004	2003

Weighted average number of shares outstanding - basic	3,962	4,399	4,526
Dilutive effect of stock options	230	276	359

Weighted average number of shares outstanding, assuming dilution	4,192	4,675	4,885

Stock-Based Compensation

At December 31, 2005, the Company has stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized in the financial statements, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Starting January 1, 2006, in accordance with SFAS 123 (revised 2004), the Company will be required to begin recognizing compensation cost related to its stock option plans. Please see note 15, below.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,
	2005	2004	2003

Net income as reported	$7,547	$10,220	$20,761
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(869)	(388)	(178)

Net income pro forma	$6,678	$9,832	$20,583

Earnings per share:
Basic - as reported	$1.91	$2.32	$4.59
Basic - pro forma	$1.69	$2.24	$4.55

Diluted - as reported	$1.80	$2.19	$4.25
Diluted - pro forma	$1.59	$2.10	$4.21

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

On May 6, 2005 the Compensation and Option Committee of the Board accelerated the vesting of certain unvested stock options awarded to employees, officers and directors under the Company’s stock option plans, which had exercise prices that were under water as of market close May 5, 2005.

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

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 - Detail of Certain Balance Sheet Accounts

	December 31,
	2005	2004
Accounts and other receivables:
Accounts receivable	$3,542	$3,636
Income tax receivable	783	-
Accrued interest and other	166	171
Less allowance for doubtful accounts	(73)	(77)
	$4,418	$3,730

Inventories:
Finished products	$1,058	$932
Work-in-process	657	640
Raw materials	1,590	1,287
	$3,305	$2,859

Other intangible assets:
Patents	2,025	2,025
License rights	293	293
Trademarks	224	224
Non-compete agreements	175	175
	2,717	2,717
Accumulated amortization	(2,284)	(2,234)
	$433	$483

Accrued expenses:
Income taxes payable	$45	$384
Payroll and payroll taxes	949	963
Reserve for litigation costs	125	1,260
Dividends payable	658	616
Other	641	415
	$2,418	$3,638

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 3 - Investments

The Company’s investments, classified as available-for-sale consist of the following:

	December 31,
	2005	2004

Investments, at cost	$16,571	$14,822
Equity Securities:
-Unrealized holding gains	298	295
-Unrealized holding (losses)	(119)	(7)

Investments, at fair value	$16,750	$15,110

Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	December 31,
	2005	2004

Balance, beginning of year	$176	$19
Gross unrealized holding gains, net of (losses), in equity securities	(110)	257
Deferred income taxes on unrealized holding gain	43	(100)

Balance, end of year	$109	$176

UTMD held available-for-sale investments in municipal debt securities with the following maturities and amounts:

	December 31,
	2005	2004

Maturity less than 1 year	$-	$9,081
Maturity greater than 10 years	-	1,475

During 2005, 2004 and 2003, UTMD had proceeds from sales of available-for-sale securities of $9,045, $8,202 and $98 respectively, and associated realized gains of $70, $52 and $11, respectively. UTMD uses the specific identification method to calculate its realized gains.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 4 - Property and Equipment

Property and equipment consists of the following:
	December 31,
	2005	2004

Land	$1,028	$1,089
Buildings and improvements	8,631	9,283
Furniture, equipment and tooling	13,781	13,763
Construction-in-progress	179	41
	23,619	24,176

Accumulated depreciation and amortization	(15,459)	(15,118)

	$8,160	$9,058

Included in the Company’s consolidated balance sheet are the assets of its manufacturing facilities in Utah, Oregon and Ireland. Property and equipment, by location, are as follows:

	December 31, 2005
	Utah	Oregon	Ireland	Total

Land	$621	$-	$407	$1,028
Building and improvements	4,236	32	4,363	8,631
Furniture, equipment and tooling	11,750	1,251	781	13,782
Construction-in-progress	179	-	-	179

Total	16,786	1,283	5,551	23,619

Accumulated depreciation and amortization	(12,672)	(1,274)	(1,513)	(15,459)

Property and equipment, net	$4,114	$9	$4,038	$8,160

	December 31, 2004
	Utah	Oregon	Ireland	Total

Land	$621	$-	$468	$1,089
Building and improvements	4,234	32	5,017	9,283
Furniture, equipment and tooling	11,627	1,245	891	13,763
Construction-in-progress	41	-	-	41

Total	16,523	1,277	6,376	24,176

Accumulated depreciation and amortization	(12,224)	(1,271)	(1,623)	(15,118)

Property and equipment, net	$4,299	$6	$4,753	$9,058

Note 5 - Note Payable

In December 2005 the Company borrowed €4.5 million ($5,336) from the Bank of Ireland to finance repatriation of profits achieved since 1996 under The American Jobs Creation Act of 2004. The loan term is 10-years at an interest rate of 0.70% plus the bank’s money market rate, which is a total of the bank’s cost of funds and cost of liquidity.

The Company has an unsecured bank line-of-credit agreement with U.S. Bank which allows the Company to borrow up to a fixed maximum amount of $8,000 at an interest rate equal to the bank's one-month LIBOR rate plus 1.25%. The line-of-credit-balance matures on May 31, 2006 and had an outstanding balance of $0 at both December 31, 2005 and 2004. The principal financial loan covenants are a restriction on the total amount available for borrowing to 1.25 times the last twelve months’ EBITDA, and a requirement to maintain a net worth in excess of $18.5 million, which at the end of 2005 and 2004 was $32,857 and $36,157, respectively. U.S. Bank also guarantees the Bank of Ireland loan through a letter of credit arrangement at an interest rate of 1.25%.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 6 - Commitments and Contingencies

Operating Leases

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991. On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index. The Company also leases its CMI building in Oregon under a two-year non-cancelable operating lease. Rent expense charged to operations under these operating lease agreements was approximately $107, $107 and $105 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2005 were as follows:

Years ending December 31:	Amount

2006	$66
2007	37
2008	37
2009	37
2010	37
Thereafter	771

Total future minimum lease payments	$985

Purchase Obligations

The Company has obligations to purchase raw materials for use in its manufacturing operations. The Company has the right to make changes in, among other things, purchase quantities, delivery schedules and order acceptance.

Product Liability

The Company is self-insured for product liability risk. “Product liability” is an insurance industry term for the cost of legal defense and possible damages awarded as a result of use of a company’s product during a procedure that results in an injury of a patient. The Company maintains a reserve for product liability litigation and damages consistent with its previous long-term experience. Actual product liability litigation costs and damages during the last three reporting years have been immaterial, which is consistent with the Company’s overall history.

The Company absorbs the costs of clinical training and trouble-shooting in its on-going operating expenses.

Warranty Reserve

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its historical experience. The following table summarizes changes to UTMD’s warranty reserve during 2005:

Beginning balance, January 1, 2005	$60
Changes in warranty reserve during 2005:
Aggregate reductions for warranty repairs	(3)
Aggregate changes for warranties issued during reporting period	21
Aggregate changes in reserve related to preexisting warranties	(18)
Ending balance, December 31, 2005	$60

Litigation

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business. There are no such lawsuits currently pending. The Company applies its accounting policy to accrue legal costs that can be reasonably estimated. The significant decrease in the litigation reserve during 2005, from $1,260 to $125 reflects the conclusion of the FDA lawsuit.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 6 - Commitments and Contingencies (continued)

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

Note 7 - Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2005		2004
	Current	Long-term	Current	Long-term

Inventory write-downs and differences due to UNICAP	$84	$-	$73	$-
Allowance for doubtful accounts	28	-	30	-
Accrued liabilities and reserves	290	(63)	641	23
Other	-	(53)	6	70
Depreciation and amortization	-	(89)	-	161
Unrealized investment gains	-	(70)	-	(112)
Earnings from subsidiary	-	-	-	(911)

Deferred income taxes, net	$402	$(274)	$750	$(769)

The components of income tax expense are as follows:

	Years ended December 31,
	2005	2004	2003

Current	$2,519	$5,822	$13,138
Deferred	148	75	(47)

Total	$2,667	$5,897	$13,091

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2005	2004	2003
Federal income tax expense at the statutory rate	$3,473	$5,480	$11,510
State income taxes	337	806	1,693
ETI, foreign sales corporation and tax credits	(172)	(164)	(68)
Reversal of deferred tax for foreign subsidiary earnings, net of repatriation tax	(434)	-	-
Other	(537)	(225)	(44)

Total	$2,667	$5,897	$13,091

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 8 - Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 895,208 shares of common stock, of which 548,621 are outstanding as of December 31, 2005. All options granted under the plans are granted at current market value at date of grant, and may be exercised between six months and ten years following the date of grant. The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company. Changes in stock options were as follows:

	Shares	Price Range Per Share
2005
Granted	27,900	$21.68	-	$21.68
Expired or canceled	27,672	9.13	-	25.59
Exercised	207,133	6.50	-	25.59
Total outstanding at December 31	548,621	6.50	-	25.59
Total exercisable at December 31	491,070	6.50	-	25.59

2004
Granted	164,100	$18.00	-	$25.59
Expired or canceled	44,767	6.75	-	25.59
Exercised	122,908	6.50	-	17.71
Total outstanding at December 31	755,526	6.50	-	25.59
Total exercisable at December 31	554,727	6.50	-	24.02

2003
Granted	82,200	$17.71	-	$24.02
Expired or canceled	12,562	6.75	-	17.71
Exercised	298,852	6.50	-	15.01
Total outstanding at December 31	759,101	6.50	-	24.02
Total exercisable at December 31	625,859	6.50	-	14.60

For the years ended December 31, 2005, 2004 and 2003, the Company reduced current income taxes payable and increased additional paid-in capital by $936, $446 and $1,108, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as described in Note 1.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2005	2004	2003

Expected dividend yield	2.9%	0.7%	-
Expected stock price volatility	39.7%	39.0%	40.5%
Risk-free interest rate (weighted average)	4.1%	3.7%	3.5%
Expected life of options	5.1 years	6.2 years	5.9 years

The per-share weighted average fair value of options granted during 2005, 2004 and 2003 is $6.88, $10.07 and $8.89, respectively.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 8 - Options (continued)
Stock-Based Compensation (continued)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$ 6.50 - 7.25	209,686	2.63	$6.87	209,686	$6.87
9.125 - 15.01	145,799	2.62	12.00	140,767	11.89
17.71 - 25.59	193,136	8.18	22.93	140,617	24.19

$ 6.50 - 25.59	548,621	4.58	$13.89	491,070	$13.27

Note 9 - Geographic Sales Information

The Company had sales in the following geographic areas:

	United States	Europe	Other

2005	$21,301	$3,501	$2,890
2004	20,452	3,639	2,394
2003	21,266	3,376	2,495

Note 10 - Revenues by Product Category

The Company had revenues in the following product categories:

Product Category	2005	2004	2003

Obstetrics	$9,774	$10,918	$11,435
Gynecology/Electrosurgery/Urology	5,397	5,142	5,324
Neonatal	6,475	4,134	4,142
Blood Pressure Monitoring and Accessories	6,046	6,292	6,236

Note 11 - Other Operating Income

In January 2004, the Company received a payment of $30,944 in damages and interest resulting from a 2002 District Federal Court judgment and ensuing post judgment settlement relating to Tyco/Kendall•LTP ’s patent infringement. The Company recognized other operating income from that payment of $6,060 in first quarter 2004 and $23,992 in fourth quarter 2003. Related expenses of $892 reduced the amount recognized in 2003 from $24,884.

Note 12 - Product Sale and Purchase Commitments

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

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 13 - Employee Benefit Plan

The Company has a contributory 401(k) savings plan for employees, who are at least 21 years of age, work 30 hours or more each week, and have a minimum of one year of service with the Company. The Company’s contribution is determined annually by the board of directors. Company contributions were approximately $92, $92 and $95 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 14 - Fair Value Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes, except investments. Detail on investments is provided in note 3, above. The Company estimates that the fair value of all financial instruments at December 31, 2005, does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 15 - Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (revised 2004), “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This revised statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, including the grant of stock options to employees and directors. The statement is effective for periods beginning after December 15, 2005, and will require the Company to recognize compensation cost based on the grant date fair value of the equity instruments it awards. The Company currently accounts for those instruments under the recognition and measurement principles of APB Opinion 25, including the disclosure-only provisions of the original SFAS 123. Accordingly, no compensation cost from issuing equity instruments has been recognized in the Company’s financial statements. The Company estimates that the required adoption of SFAS 123 (R) in first quarter 2006 will have a negative impact on its consolidated financial statements. Please see note 1 for an estimate of the impact this statement would have had on the Company’s net income for the periods covered by this report. The Company estimates that adoption of this Statement will result in about $130 additional compensation expense during the year 2006 related to options outstanding on the date of this report. The Company intends to continue granting stock options or other equity instruments, although at a lower level than in the past, which will increase the amount of stock-based compensation in 2006 and beyond. The Board of Director’s action on May 6, 2005 to accelerate the vesting of underwater options reduced the financial statement impact of this accounting policy change.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
UTMD Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(e). UTMD’s Board of Directors, operating through its audit committee, provides oversight to its financial reporting process.

During 2005, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2005. Jones Simkins, P.C., the independent registered public accounting firm of the Company, has audited management's assessment of, and the effectiveness of, the Company's internal control over financial reporting. Management's report, and the report of Jones Simkins, P.C. appear on pages F-2 and F-3 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2005, and there were no significant deficiencies or material weaknesses.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information from the definitive proxy statement of the registrant under the caption, “PROPOSAL NO. 1. ELECTION OF DIRECTORS: General,” “Directors and Nominees,” “Executive Officers,” and “Compliance with Exchange Act Requirements,” is incorporated herein by reference, expressly excluding the material set forth under the subcaptions “Report of the Compensation and Option Committee” and “Stock Performance Chart.”

UTMD adopted a Code of Ethics for its executive officers, including the Chief Executive Officer and outside directors, in October 2003. The Code of Ethics, along with UTMD’s Code of Conduct, which covers all exempt employees (including all officers and outside directors) and certain non-exempt employees, is posted on UTMD’s web site at www.utahmed.com. UTMD intends to post on its website any waivers of or amendments to its Code of Ethics.

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant under the caption, “PROPOSAL NO. 1. ELECTION OF DIRECTORS: Executive Compensation,” “Compensation and Option Committee Interlocks and Insider Participation,” “Employment Agreements, Termination of Employment, and Change in Control,” and “Director’s Compensation” is incorporated herein by reference, expressly excluding the material set forth under the subcaptions “Report of the Compensation and Option Committee” and “Stock Performance Chart.”

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement for the 2006 annual meeting of stockholders under the caption “Independent Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report or incorporated herein by reference.

1.	Financial Statements.
(See Table of Contents to Item 8, above.)

2.	Supplemental Schedule.
Financial Statement Schedules are omitted because they are inapplicable or the required information is otherwise included in the accompanying Financial Statements and the notes thereto.

3.	Exhibits.
Exhibit #	SEC Reference #	Title of Document	Location
1	3	Articles of Restatement of the Articles of Incorporation	See Original Filing

2	3	Articles of Correction to the Restated Articles of Incorporation	See Original Filing

3	3	Bylaws	Incorporated by Reference (1)

4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (2)

5	4	Designation of Rights, Privileges, and Preferences of Series “A” Preferred Stock	Incorporated by Reference (1)

6	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (3)

7	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (3)

8	10	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (4)

9	10	Loan Agreement, dated 3 July, 2002 between Utah Medical Products, Inc and U.S. Bank National Association	Incorporated by Reference (5)

10	10	Revolving Promissory Note, dated July 3, 2002 by Utah Medical Products, Inc. to U.S. Bank National Association	Incorporated by Reference (5)

11	10	Second Amendment to Loan Agreement, dated 30 August 2004 between Utah Medical Products, Inc. and U.S. Bank National Association	Incorporated by Reference (6)

12	10	Third Amendment to Loan Agreement, dated December 6, 2005 between Utah Medical Products, Inc. and U.S. Bank National Association	Incorporated by Reference (7)

13	10	Amended and Restated Revolving Promissory Note, dated December 6, 2005 by Utah Medical Products, Inc. to U.S. Bank National Association	Incorporated by Reference (7)

14	10	Loan Agreement, signed 6-December-2005 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (7)

15	10	Summary of Officer and Director Compensation	This Filing

Exhibit #	SEC Reference #	Title of Document	Location
16	21	Subsidiaries of Utah Medical Products, Inc.	Incorporated by Reference (8)

17	23	Consent of Jones Simkins, P.C., Company’s independent auditors for the years ended December 31, 2005, December 31, 2004 and December 31, 2003	This Filing

18	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

19	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

20	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

21	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company’s registration statement on form S-8 filed with the Commission effective February 10, 1995.

(2)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on October 1, 2004.

(3)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(4)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(5)	Incorporated by reference from the Company’s quarterly report on form 10-Q filed with the Commission for the quarter ended June 30, 2002.

(6)	Incorporated by reference from the Company’s quarterly report on form 10-Q filed with the Commission for the quarter ended September 30, 2004.

(7)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on December 12, 2005.

(8)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 15th day of March, 2006.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:	/s/ Greg A. LeClaire
Greg A. LeClaire
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of March, 2006.

By:	/s/ Stephen W. Bennett
Stephen W. Bennett, Director

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell, Director

By:	/s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By:	/s/ Barbara A. Payne
Barbara A. Payne, Director

By:	/s/ Paul O. Richins
Paul O. Richins, Director