Form 10-Q
period 2006-03-31
UTAH MEDICAL PRODUCTS INC
filed 2006-05-10
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2006	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
          Midvale, Utah 84047
Address of principal executive offices

Registrant's telephone number:    (801) 566-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2006:  3,945,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2006 AND DECEMBER 31, 2005
(in thousands)

	(unaudited)	(audited)
ASSETS	MARCH 31, 2006	DECEMBER 31, 2005

Current assets:
Cash	$832	$703
Investments, available-for-sale	16,590	16,750
Accounts & other receivables - net	4,825	4,418
Inventories	3,470	3,305
Other current assets	655	682
Total current assets	26,373	25,858

Property and equipment - net	8,258	8,160

Goodwill	7,191	7,191

Other intangible assets	2,718	2,718
Other intangible assets - accumulated amortization	(2,297)	(2,285)
Other intangible assets - net	421	433

TOTAL	$42,243	$41,642

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$785	$757
Accrued expenses	2,063	2,418
Total current liabilities	2,848	3,175

Note payable	5,251	5,336

Deferred income taxes	257	274
Total liabilities	8,356	8,785

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000 shares; issued - March 31, 2006, 3,966 shares December 31, 2005, 3,856 shares	40	39
Accumulated other comprehensive income	(530)	(495)
Retained earnings	34,377	33,314
Total stockholders' equity	33,887	32,857

TOTAL	$42,243	$41,642

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
NET SALES	$7,104	$6,652

COST OF SALES	3,097	2,918

Gross Margin	4,007	3,734

EXPENSES

Selling, general and administrative	1,308	1,118
Research & development	68	64
Total	1,376	1,182

Income from Operations	2,632	2,552

OTHER INCOME	414	254

Income Before Income Tax Expense	3,046	2,806

Income Tax Expense	1,010	837

Net Income	$2,036	$1,969

BASIC EARNINGS PER SHARE	$0.52	$0.48

DILUTED EARNINGS PER SHARE	$0.50	$0.46

SHARES OUTSTANDING - BASIC	3,952	4,096

SHARES OUTSTANDING - DILUTED	4,070	4,326

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005
(in thousands - unaudited)

	MARCH 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,036	$1,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156	178
Gain on investments	(213)	(70)
Provision for losses on accounts receivable	2	3
Deferred income taxes	64	91
Stock-based compensation expense	43	-
Tax benefit attributable to exercise of stock options	2,149	23
Changes in operating assets and liabilities:
Accounts receivable - trade	21	(116)
Accrued interest and other receivables	(422)	(93)
Litigation receivable	-	-
Inventories	(171)	(31)
Prepaid expenses and other current assets	(59)	(39)
Accounts payable	25	(90)
Accrued expenses	(360)	(392)
Total adjustments	1,235	(537)
Net cash provided by operating activities	3,271	1,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(148)	(127)
Intangible assets	-	-
Purchases of investments	(1,800)	(2,100)
Proceeds from sale of investments	2,000	1,168
Net cash used in investing activities	52	(1,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	409	131
Common stock purchased and retired	(371)	(1,140)
Common stock purchased and retired - options	(2,488)
Repayments of note payable	(85)	-
Payment of dividends	(655)	(616)
Net cash used in financing activities	(3,190)	(1,625)

Effect of exchange rate changes on cash	(3)	4

NET INCREASE (DECREASE) IN CASH	130	(1,247)

CASH AT BEGINNING OF PERIOD	703	1,818

CASH AT END OF PERIOD	$832	$571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes	$0	$25
Cash paid during the period for interest	$62	$-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)  The unaudited financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. Dollar amounts are in thousands except per-share amounts and where noted.

(2)  Inventories at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
	2006	2005
Finished goods	$1,022	$1,058
Work-in-process	892	657
Raw materials	1,556	1,590
Total	$3,470	$3,305

(3)  Stock-Based Compensation. At March 31, 2006 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. In the first quarter ended March 31, 2006, the Company recognized $43 in compensation cost related to adoption of the statement. Prior to December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost was recognized in the financial statements prior to 2006, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

A comparison of reported net income for the three months ended March 31, 2006 and 2005, and pro-forma net income for the three months ended March 31, 2005, including effects of expensing stock options, follows.

	Three months ended
	March 31,
	2006	2005
Net income, as reported	$2,036	$1,969
Earnings per share, as reported
Diluted	0.50	0.46
Basic	0.52	0.48
Stock option expense included in net income	43	-

Pro-forma effects
Stock option expense not included in net income, net of related tax effects		98
Net income on a pro-forma basis		1,871
Earnings per share, on a pro-forma basis
Diluted		0.43
Basic		0.46

On May 6, 2005, the Compensation and Option Committee of the Board accelerated the vesting of certain unvested stock options awarded to employees, officers and directors under the Company’s stock option plans, which had exercise prices that were under water as of market close on May 5, 2005.
Options to purchase 124,800 shares became fully exercisable on December 1, 2005 as a result of the vesting acceleration. Exercise prices of the options that were accelerated are $24.02 and $25.59 per share. These options previously became fully vested on October 1, 2007 and January 1, 2008. The Company took this action to avoid an accounting charge (as compensation expense) for these options starting in the quarter ending March 31, 2006, as required by SFAS 123R.

(4)  Comprehensive Income. Comprehensive income for the three months ending March 31, 2006 was $2,012, net of taxes. The components used to calculate comprehensive income were foreign currency translation adjustments of ($23), and unrealized holding losses of ($1).

(5)  Warranty Reserve. The Company accrues provisions for estimated costs that are likely to be incurred for product warranties and uncollectible accounts. The amount of the provision is adjusted, as required, to reflect historical experience. The following table summarizes changes to UTMD’s warranty reserve during 1Q 2006 (in thousands):

Beginning Balance, January 1, 2006	$60
Changes in Warranty Reserve during 1Q 2006:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending Balance, March 31, 2006	$60

(6)  Investments. Investments, classified as available-for-sale consist of the following:

	March 31, 2006	March 31, 2005
Investments, at cost	$16,413	$15,901
Equity Securities:
Unrealized holding gains	181	82
Unrealized holding (losses)	(4)	(29)
Investments, at fair value	$16,590	$15,954

Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	1Q 2006	1Q 2005
Balance, beginning of period	$109	$176
Realized gain from securities included in beginning balance	-	71
Unrealized holding gains (losses), in equity securities	(1)	(306)
Deferred income taxes on unrealized holding gain	-	91
Balance, end of period	$108	$32

Available-for-sale debt securities	March 31, 2006	March 31, 2005
Maturity less than 1 year	$-	$10,521
Maturity greater than 10 years	-	1,450

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
General risk factors that may impact the Company’s revenues include the market acceptance of competitive products; administrative practices of group purchasing organizations; obsolescence caused by new technologies; the possible introduction by competitors of new products that claim to have many of the advantages of UTMD’s products at lower prices; the timing and market acceptance of UTMD’s own new product introductions; changes in clinical practices; UTMD’s ability to efficiently and responsively manufacture its products; including the possible effects of lack of performance of suppliers; success in gaining access to important global distribution channels; budgetary constraints; the timing of regulatory approvals for newly introduced products; regulatory intervention in current operations; and third party reimbursement of health care costs of customers.
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

Item 2. Management's Discussion and Analysis of Financial Condition ad Results of Operations

General
UTMD manufactures and markets a well-established range of specialty medical devices. The Company’s Form 10-K Annual Report for the year ended December 31, 2005 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations
a)	Overview
In 1Q 2006, UTMD’s consolidated global sales increased 7% compared to 1Q 2005. UTMD achieved the following profitability measures for 1Q 2006, in comparison with 1Q 2005:

	1Q 06	1Q 05
Gross Profit Margin (gross profits/ sales):	56.4%	56.1%
Operating Profit Margin (operating profits/ sales):	37.0%	38.4%
Net Income:	28.7%	29.6%

1Q 2006 earnings per share (EPS) of $.50 increased 10% compared to 1Q 2005.

b)	Revenues
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
Total consolidated sales in 1Q 2006 increased 7% compared to 1Q 2005. Both domestic and international sales increased 7%. Domestic direct sales increased 6%. Domestic OEM sales (sales of components to other companies where products are packaged and resold as part of another company’s finished product offerings) increased 13%. The OEM sales pattern is uneven quarter-to-quarter because customers tend to purchase several months’ worth of components at a time to minimize costs.
International sales were $1,738 in 1Q 2006 compared to $1,623 in 1Q 2005. Trade shipments from UTMD’s Ireland facility were up 4% in EURO terms, but down 5% in US Dollar terms due to a stronger US Dollar. The Ireland facility also manufactures components and subassemblies that are used in finished devices assembled in Utah, and shipped to both domestic and international customers from Utah. Intercompany shipments of components from Ireland to Utah were up 353% in EURO terms and 312% in US Dollar terms.
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

Global revenues by product category:
	1Q 2006%		1Q 2005%
Obstetrics	$2,410	34	$2,412	36
Gynecology/ Electrosurgery/ Urology	1,429	20	1,307	20
Neonatal	1,769	25	1,311	20
Blood Pressure Monitoring and Accessories*	1,496	21	1,622	24
Total:	$7,104	100	$6,652	100
*includes molded components sold to OEM customers.

International revenues by product category:
	1Q 2006%		1Q 2005%
Obstetrics	$205	12	$161	10
Gynecology/ Electrosurgery/ Urology	399	23	275	17
Neonatal	169	10	60	4
Blood Pressure Monitoring and Accessories*	965	56	1,127	69
Total:	$1,738	100	$1,623	100
*includes molded components sold to OEM customers.

c)	Gross Profit
UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 56.4% in 1Q 2006, compared to 56.1% 1Q 2005. UTMD’s prices for its products have remained consistent with the prior year, but 1Q 2006 product mix slightly favored higher margin products compared to 1Q 2005. The Company continues to maintain facilities and other manufacturing overheads in excess of its needs. As a result, it projects that the dilution of fixed overhead costs that will occur with increased sales in 2006 will largely offset continuing increases in incremental direct material and labor costs, together with some competitive pressure on prices, yielding a GPM during 2006 comparable to 2005.
OEM sales are sales of UTMD components that are marketed by other companies as part of their product offerings. UTMD utilizes OEM sales as a means to help maximize utilization of its assets and capabilities established to satisfy its direct sales business. As a general rule, prices for OEM sales expressed as a multiple of direct variable manufacturing expenses are lower than for direct sales because, in the OEM and international channels, UTMD’s business partners incur significant expenses of sales and marketing. Because of UTMD’s small size and period-to-period fluctuations in OEM business activity, nonvariable manufacturing overhead expenses cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.

d)	Operating Profit
Operating Profit, or income from operations, is the profit remaining after subtracting operating expenses from gross profits. Operating expenses in 1Q 2006 were higher than 1Q 2005 by $194. Factors in the increase were 1) an increase in sales & marketing expense due primarily to an expanded sales force ($89), 2) higher legal fees and litigation expenses ($58) and the non-cash expense ($43) associated with expensing unvested stock options per SFAS 123R. Total operating expenses including sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses, were 19.4% of sales in 1Q 2006, compared to 17.8% in 1Q 2005. Operating profits increased to $2,632 in 1Q 2006 from $2,552 in 1Q 2005. The 1Q 2006 operating profit margin was 37.0% compared to 38.4% of sales in 1Q 2005.
S&M expenses in 1Q 2006 were $590 or 8.3% of sales compared to $501, or 7.5% of sales in 1Q 2005. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. In the rest of 2006, UTMD expects to continue substantially higher S&M expenses compared to 2005 due primarily to its expanded direct sales force, but intends to manage S&M expenses to a ratio of less than 9% of total sales.
R&D expenses in 1Q 2006 were $68 or 1.0% of sales compared to $64 or 1.0% of sales in 1Q 2005. In the remainder of 2006, UTMD plans to increase R&D spending modestly as a percentage of sales.
G&A expenses in 1Q 2006 were $718 or 10.1% of sales compared to $617 or 9.3% of 1Q 2005 sales. In addition to litigation costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as, starting in 1Q 2006, estimated stock-based compensation cost relating to adoption of SFAS 123R. Excluding any new required FDA litigation expenses, UTMD plans to hold G&A expenses in 2006 at a level about 9% of sales.

e)	Non-operating income
Non-operating income in 1Q 2006 was $415 compared to $254 in 1Q 2005. UTMD received $377 in 1Q 2006 compared to $148 in 1Q 2005 in interest, dividends and capital gains income from investing cash balances. In 1Q 2006, UTMD paid $62 for interest expense after it had borrowed €4.5 million ($5,336) in December 2005 to facilitate the repatriation of profits generated by its Ireland operations between 1996 and 2005. UTMD had paid no interest during 1Q 2005. Royalty income, which UTMD receives from licensing its technology to other companies, was approximately the same for the same periods in both years. Management expects 2006 non-operating income (after subtracting interest expense for the Ireland loan which did not exist during most of 2005) to be consistent with 2005 because of projected higher investment balances and higher interest rates in the U.S. during 2006 relative to the prior year. This assumes the absence of a large investment in an acquisition, substantial share repurchases or some other large consumption of cash balances such as new litigation.

f)	Earnings Before Income Taxes
1Q 2006 earnings before income taxes (EBT) increased to $3,046 compared to $2,806 in 1Q 2005. 1Q 2006 EBT margin was 42.9% of sales compared to 42.2% in 1Q 2005.

g)	Net Income and Earnings per Share
UTMD’s net income increased to $2,036 in 1Q 2006 compared to $1,969 in 1Q 2005. Net profit margins (NPM), net income (after tax) expressed as a percentage of sales, was 28.7% in 1Q 2006 compared to 29.6% in 1Q 2005. The income tax provision rate in 1Q 2006 was 33.2% compared to 29.8% in 1Q 2005. 1Q 2005 net income relative to EBT was aided by a lower income tax provision as a result of The American Jobs Creation Act of 2004 (the Act) which allowed a temporary tax deduction on repatriated foreign earnings during 2005. Prior to 2005, UTMD included a deferred tax liability in reported results, anticipating that profits generated in Ireland would eventually be repatriated triggering additional U.S. income taxes. Because the Act provided a temporary deduction on repatriated foreign earnings, the tax provision on 1Q 2005 earnings was reduced by about $125, following guidance provided by FASB Staff Position No. FAS 109-2. Tax benefits from the Act were limited to the year 2005. As a result, UTMD expects that its consolidated income tax provision for the year 2006 may be about seven percentage points higher than in the previous year, which was 26.1%.
Diluted 1Q 2006 Earnings per Share (EPS) increased to $.50 from $.46 in 1Q 2005. 1Q 2006 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,070,000 compared to 4,326,000 shares in 1Q 2005. The Company repurchased 12,099 of its shares in the open market in 1Q 2006. Exercises of employee options in 1Q 2006 added 122,191 shares (net of 144,438 shares swapped by employees as payment for the option exercise cost). Employees and outside directors exercised a total of 266,629 option shares during 1Q 2006. Options outstanding at March 31, 2006 were about 280,000 shares at an average exercise price of $17.75 per share.
Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 117,000 shares to actual weighted average shares outstanding in 1Q 2006, compared to 230,000 in 1Q 2005. The decrease in 2005 dilution is primarily due to fewer unexercised options outstanding. Actual outstanding common shares as of the end of 1Q 2006 were 3,966,400 compared to 4,070,100 at the end of 1Q 2005.

h)	Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance it growth, divided by the average accumulated shareholder equity during the applicable time period. Annualized ROE (after payment of dividends) in 1Q 2006 was 17%, compared to 15% in 1Q 2005. The higher ROE in 1Q 2006 was due to higher net profits. Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance because shareholder equity is reduced by the cost of the shares repurchased. Although UTMD expects higher net profits in 2006, ROE may be lower than in 2005 as a result of increased dividends to shareholders coupled with higher average shareholders’ equity. A lower ROE in 2006 will not affect UTMD’s ability to internally-finance its revenue growth.

Liquidity and Capital Resources
i)	Cash flows
Cash flows from operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise and subsequent sale of employee and director stock options, totaled $3,271 in 1Q 2006 compared to $1,432 in 1Q 2005. A $2,125 larger tax benefit from exercise of employee and outside director stock options in 1Q 2006 compared to 1Q 2005 was the most significant difference in the two periods.
The Company’s use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to achieve a prudent return for excess cash balances. Capital expenditures for property and equipment were $148 in 1Q 2006 compared to 127 in 1Q 2005. This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.
In 1Q 2006, UTMD received $409 and issued 122,191 shares of stock upon the exercise of employee and director stock options. Employees and directors exercised a total of 266,629 option shares in 1Q 2006, with 144,438 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options and related tax withholding. UTMD paid $2,488 in 1Q 2006 to meet tax withholding requirements on options exercised. UTMD repurchased 12,099 shares of stock in the open market at a cost of $371 during 1Q 2006. Option exercises in 1Q 2006 were at an average price of $9.79 per share. Share repurchases in the open market were at an average cost of $30.67 per share, including commissions and fees. In comparison, the Company received $131 from issuing 17,745 shares of stock on the exercise of employee stock options in 1Q 2005, net of 2,385 shares retired upon employees trading those shares in payment of the stock option exercise price. UTMD repurchased 53,124 shares of stock in the open market at a cost of $1,140 during 1Q 2005.
UTMD Ltd. made payments of $85 on its note payable during 1Q 2006. UTMD did not utilize its bank line of credit with US Bank during 1Q 2005. UTMD paid $655 in cash dividends during 1Q 2006 compared to $616 in 1Q 2005.
Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned capital expenditures during the remainder of 2006 are expected to be approximately $500 to keep facilities, equipment and tooling in good working order. In addition to capital expenditures, UTMD plans to use cash in 2006 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases if the price of the stock remains undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance. The revolving line of credit will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time not otherwise available from existing cash and investment balances.

j)	Assets and Liabilities
March 31, 2005 total assets were $601 higher than at December 31, 2005. The increase resulted primarily from a $407 increase in accounts and other receivables, the largest component of which was a $419 increase in income taxes receivable. Although inventories increased $165, the Company expects 2006-ending inventory balances to be lower than 2005-ending balances. Other current assets in the aggregate changed very little. Trade accounts receivable balances, net of allowances for doubtful accounts, were essentially unchanged. Cash and investment balances declined only slightly despite paying $655 in dividends, $371 to repurchase shares and nearly $2.5 million to meet employee and director tax withholding requirements for options exercised.
Working capital was $23,525 at March 31, 2006, a $842 increase from 2005 year-end. Working capital continues in excess of UTMD’s normal operating needs. $515 of the increase in working capital was due to an increase in current assets, generally described above. Current liabilities declined $327 from lower accrued liabilities, primarily because of payment during 1Q 2006 of accrued 2005 annual management bonuses. As a result of the working capital changes, UTMD’s current ratio increased to 9.3 on March 31, 2006 from 8.1 at year-end 2005, and in comparison, 6.3 on March 31, 2005.
Net property and equipment increased $98 in 1Q 2006 despite an increase in accumulated depreciation of $178 and capital spending of $148, due to the increase in the dollar-denominated value of Ireland P&E. The U.S. dollar increased about 2% relative to the EURO during 1Q 2006. Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $12 as a result of amortization of patents and other intellectual property. At March 31, 2006, net intangible assets including goodwill were 18% of total assets, the same as at year-end 2005.
UTMD’s long term liabilities are comprised almost entirely of the Ireland loan ($5,251 on March 31, 2006) and deferred revenue and income taxes ($257 on March 31, 2006). As of December 31, 2005, those long term liabilities were $5,336 and $274, respectively. As of March 31, 2006, UTMD’s total debt ratio (total liabilities/ total assets) decreased to 20% from 21% on December 31, 2005. In comparison, UTMD’s total debt ratio on March 31, 2005 was 11%, which was prior to UTMD Ltd. borrowing (in December 2005) to repatriate foreign profits.

k)	Management's Outlook.
As outlined in its December 31, 2005 10-K report, UTMD’s plan for 2006 is to
1)   increase sales and marketing efforts to regain business lost as a result of the FDA’s irresponsible four-year long abuse and attempted defamation of UTMD, which was clearly in contradiction to UTMD’s record of outstanding quality in producing millions of safe and effective devices, which culminated in a frivolous lawsuit filed by the FDA in August 2004 in which UTMD prevailed in October 2005 on all counts;
2)   reinvigorate internal new product development;
3)   continue outstanding operating performance;
4)   look for new acquisitions to augment sales growth; and
5)   utilize current cash balances in shareholders’ best long-term interest.

Actual performance in 1Q 2006 indicated that UTMD is on track after one quarter for achieving items 1), 3) and 5) above in the 2006 plan. UTMD does not announce its new product development initiatives until after it achieves applicable premarketing regulatory concurrences. No 510(k) submissions were made to the FDA in 1Q 2006. In 1Q 2006, the Company did not identify an acquisition which met its strategic requirements.

Regarding UTMD’s prior dispute with the FDA, UTMD wishes to remind shareholders that a U.S. Federal Court determined that UTMD has been and is in compliance with the provisions of the Quality System Regulation (21 CFR Part 820). The government did not appeal the decision. (There were never any FDA allegations that UTMD’s finished medical devices did not meet specifications, or were not safe, or were not effective.) Shareholders may wish to reread UTMD’s press releases and other disclosures over the last few years regarding its perspective of the dispute, which have now been proven accurate. The Company remains proud of its long term record of compliance with all government regulations.

l)    Accounting Policy Changes.
None

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate was 0.8243 EURO per USD as of March 31, 2006, and 0.7732 EURO per USD as of March 31, 2005. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2006, the company’s disclosure controls and procedures were effective.
There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 1Q 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
1/01/06 - 1/31/06	3,302	$ 28.50	3,302
2/01/06 - 2/28/06	-	-	-
3/01/06 - 3/31/06	8,797	31.42	8,797
Total	12,099	$30.67	12,099

(1)    In 1Q 2006 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992. Since 1992 through 1Q 2006, the Company has repurchased 6.4 million shares at an average cost of $11.47 per share including broker commissions and fees in open market transactions. In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased over 9.1 million of its shares at an average price of $10.95 per share since 1992. To complete the picture relating to current shares outstanding, since 1992 the Company’s employees and directors have exercised and purchased 1.9 million option shares at an average price of $7.36 per share. All options were awarded at the market value of the stock on the date of the award.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/9/06	By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 5/9/06	By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer