Form 10-Q
period 2006-06-30
UTAH MEDICAL PRODUCTS INC
filed 2006-08-09
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2006	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah 84047
Address of principal executive offices

Registrant's telephone number:    (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2006: 3,926,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2006 AND DECEMBER 31, 2005
(in thousands)

	(unaudited)	(audited)
ASSETS	JUNE 30, 2006	DECEMBER 31, 2005

Current assets:
Cash	$690	$703
Investments, available-for-sale	17,732	16,750
Accounts & other receivables - net	3,879	4,418
Inventories	3,323	3,305
Other current assets	660	682
Total current assets	26,284	25,858

Property and equipment - net	8,360	8,160

Goodwill	7,191	7,191

Other intangible assets	2,718	2,718
Other intangible assets - accumulated amortization	(2,439)	(2,285)
Other intangible assets - net	279	433

TOTAL	$42,114	$41,642

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$726	$757
Accrued expenses	1,998	2,418
Total current liabilities	2,724	3,175

Note payable	5,313	5,336

Deferred income taxes	187	274
Total liabilities	8,224	8,785

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000 shares; issued - June 30, 2006, 3,930 shares December 31, 2005, 3,856 shares	39	39
Accumulated other comprehensive income	(693)	(495)
Retained earnings	34,543	33,314
Total stockholders' equity	33,890	32,857

TOTAL	$42,114	$41,642

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
(in thousands - unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
NET SALES	$7,293	$7,028	$14,396	$13,680

COST OF SALES	3,216	3,006	6,312	5,924

Gross Margin	4,077	4,022	8,084	7,756

OPERATING EXPENSES:

Selling, general and administrative	1,267	1,472	2,574	2,590
Research & development	215	79	283	143

Total	1,482	1,551	2,857	2,733

Income from Operations	2,595	2,471	5,227	5,023

OTHER INCOME, NET	571	213	985	467

Income Before Income Tax Expense	3,166	2,684	6,212	5,490

INCOME TAX EXPENSE	1,107	797	2,118	1,634

Net Income	$2,059	$1,887	$4,094	$3,856

BASIC EARNINGS PER SHARE	$0.52	$0.47	$1.04	$0.95

DILUTED EARNINGS PER SHARE	$0.51	$0.45	$1.01	$0.90

SHARES OUTSTANDING - BASIC	3,946	4,010	3,949	4,053

SHARES OUTSTANDING - DILUTED	4,043	4,229	4,056	4,277

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005
(in thousands - unaudited)

	JUNE 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,094	$3,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	444	349
Gain on investments	(885)	(70)
Provision for (recovery of) losses on accounts receivable	4	4
Deferred income taxes	(15)	24
Stock-based compensation expense	76	-
Tax benefit attributable to exercise of stock options	2,155	171
Changes in operating assets and liabilities:
Accounts receivable - trade	(110)	(469)
Accrued interest and other receivables	676	130
Inventories	(231)	111
Prepaid expenses and other current assets	(69)	(47)
Accounts payable	217	145
Accrued expenses	(436)	(1,727)
Total adjustments	1,826	(1,380)
Net cash provided by operating activities	5,920	2,476

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(210)	(230)
Purchases of investments	(3,900)	(3,300)
Proceeds from the sale of investments	3,590	5,760
Net cash provided by (used in) investing activities	(520)	2,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	444	541
Common stock purchased and retired	(1,590)	(5,171)
Common stock purchased and retired - options	(2,488)	(47)
Repayments of note payable	(403)	-
Payment of dividends	(1,368)	(1,230)
Net cash used in financing activities	(5,405)	(5,908)

Effect of exchange rate changes on cash	(8)	9

NET INCREASE (DECREASE) IN CASH	(13)	(1,193)

CASH AT BEGINNING OF PERIOD	703	1,818

CASH AT END OF PERIOD	$690	$626

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$136	$1,765
Cash paid during the period for interest	125	-

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

(2)  Inventories at June 30, 2006 and December 31, 2005 (in thousands) consisted of the following:

	June 30,	December 31,
	2006	2005
Finished goods	$1,005	$1,058
Work-in-process	860	657
Raw materials	1,458	1,590
Total	$3,323	$3,305

(3)  Stock-Based Compensation. At June 30, 2006 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. In the second quarter and six months ended June 30, 2006, the Company recognized $33 and $76, respectively, in compensation cost related to adoption of the statement. Prior to December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost was recognized in the financial statements prior to 2006, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

A comparison of reported net income for the three and six months ended June 30, 2006 and 2005, and pro-forma net income for the three and six months ended June 30, 2006, including effects of expensing stock options, follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income, as reported	$2,059	$1,887	$4,094	$3,856
Earnings per share, as reported
Basic	0.52	0.47	1.04	0.95
Diluted	0.51	0.45	1.01	0.90
Stock option expense included in calculation of net income	33	-	76	-

Pro-forma effects
Stock option expense not included in net income, net of related tax effects		515		612
Net income on a pro-forma basis		1,372		3,244
Earnings per share, on a pro-forma basis
Basic		0.34		0.80
Diluted		0.32		0.76

On May 6, 2005, the Compensation and Option Committee of the Board accelerated the vesting of certain unvested stock options awarded to employees, officers and directors under the Company’s stock option plans, which had exercise prices that were under water as of market close on May 5, 2005.
Options to purchase 124,800 shares became fully exercisable on December 1, 2005 as a result of the vesting acceleration. Exercise prices of the options that were accelerated are $24.02 and $25.59 per share. These options previously were to become fully vested on October 1, 2007 and January 1, 2008. The Company took this action to avoid an accounting charge (as compensation expense) for these options starting in the quarter ending March 31, 2006, as required by SFAS 123R.

(4)  Comprehensive Income. Comprehensive income for the three and six months ending June 30, 2006 was $1,910 and $3,922, net of taxes, respectively. The components used to adjust net income in order to obtain comprehensive income were foreign currency translation adjustments of ($24) and ($47), and unrealized holding losses of ($124) and ($125), respectively.

(5)  Warranty Reserve. The Company accrues provisions for estimated costs that are likely to be incurred for product warranties and uncollectible accounts. The amount of the provision is adjusted, as required, to reflect historical experience. The following table summarizes changes to UTMD’s warranty reserve during 2Q 2006:

Beginning Balance, April 1, 2006	$60
Changes in Warranty Reserve during 2Q 2006:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending Balance, June 30, 2006	$60

(6)  Investments. Investments, classified as available-for-sale consist of the following:

	June 30, 2006	June 30, 2005
Investments, at cost	$17,759	$12,590
Equity Securities:
Unrealized holding gains	-	150
Unrealized holding (losses)	(27)	(64)
Investments, at fair value	$17,732	$12,676

Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	2Q 2006	2Q 2005
Balance, beginning of period	$108	$32
Reversal of unrealized gain from securities included in beginning balance, realized in the period	(163)	-
Unrealized holding gains (losses), in equity securities	(42)	34
Deferred income taxes on unrealized holding gain (loss)	80	(13)
Balance, end of period	$(17)	$53

Available-for-sale debt securities	June 30, 2006	June 30, 2005
Maturity less than 1 year	$-	$2,041
Maturity greater than 10 years	-	1,450

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
General risk factors that may impact the Company’s revenues include the market acceptance of competitive products; administrative practices of group purchasing organizations; obsolescence caused by new technologies; the possible introduction by competitors of new products that claim to have many of the advantages of UTMD’s products at lower prices; the timing and market acceptance of UTMD’s own new product introductions; changes in clinical practices; UTMD’s ability to efficiently and responsively manufacture its products, including the possible effects of lack of performance of suppliers; access to important global distribution channels; budgetary constraints; the timing of regulatory approvals for newly introduced products; regulatory intervention in current operations; and third party reimbursement of health care costs of patients.
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
In second quarter (2Q) 2006, UTMD’s consolidated global sales increased 4% compared to 2Q 2005. 2Q 2006 earnings per share (EPS) were $.51, an increase of 14% compared to $.45 EPS in 2Q 2005. UTMD achieved the following profitability as a ratio of sales in 2Q 2006 and 2Q 2005:

	2Q 06	2Q 05
Gross Profit Margin:	55.9%	57.2%
Operating Profit Margin:	35.6%	35.2%
Net (Income) Margin:	28.2%	26.9%

For first half (1H) 2006, UTMD’s total sales increased 5% relative to 1H 2005. 1H 2006 EPS were $1.01, an increase of 12% compared to $.90 EPS in 1H 2005. UTMD achieved the following profitability as a ratio of sales in 1H 2006 and 1H 2005:

	1H 06	1H 05
Gross Profit Margin:	56.2%	56.7%
Operating Profit Margin:	36.3%	36.7%
Net (Income) Margin:	28.4%	28.2%

b)	Revenues
The Company believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment. Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to completion of an order. Revenue from product and service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured. There are circumstances under which revenue may be recognized when product is not shipped, all of which meet the criteria of SAB 104. For example, the Company provides engineering services, and/or design and production of manufacturing tooling, which may be used in subsequent UTMD manufacturing of custom components for other companies. This revenue is recognized when UTMD’s service has been completed according to a fixed contractual agreement.
Total sales, which increased 4% in 2Q 2006 compared to 2Q 2005, were comprised of international sales up 21% and domestic sales down 2%. Domestic sales were comprised of domestic OEM sales (sales of components to other companies for use in their products) up 25% and domestic direct sales (sales of finished devices to users or distributors) down 3%. Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize costs.
Total 1H 2006 sales increased 5% compared to 1H 2005. International sales increased 14% and domestic sales increased 2%. International sales were 26% of total sales in 1H 2006, up from 24% in 1H 2005. 1H 2006 trade shipments from UTMD’s Ireland facility were down 6% in US Dollar terms, and 2% in EURO terms compared to 1H 2005.
The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:
	2Q 2006	2Q 2005	1H 2006	1H 2005
Obstetrics	$2,359	$2,392	$4,769	$4,804
Gynecology/ Electrosurgery/ Urology	1,565	1,324	2,994	2,631
Neonatal	1,715	1,647	3,484	2,958
Blood Pressure Monitoring and Accessories*	1,654	1,665	3,149	3,287
Total:	$7,293	$7,028	$14,396	$13,680
*includes molded components sold to OEM customers.

International revenues by product category:
	2Q 2006	2Q 2005	1H 2006	1H 2005
Obstetrics	$259	$120	$464	$281
Gynecology/ Electrosurgery/ Urology	552	268	951	543
Neonatal	120	80	289	140
Blood Pressure Monitoring and Accessories*	1,130	1,236	2,095	2,363
Total:	$2,061	$1,704	$3,799	$3,327
*includes molded components sold to OEM customers.

c)	Gross Profit
UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 55.9% and 56.2% in 2Q and 1H 2006, respectively, compared to 57.2% and 56.7% in 2Q and 1H 2005, respectively. UTMD’s prices for its products remained generally consistent with the prior year, but in 1H 2006 the sales mix favored lower margin products as a result of substantially higher international and domestic OEM sales compared to 1H 2005. The Company is also experiencing inflationary pressures in its manufacturing costs associated both with labor and with raw materials. The costs of manufacturing labor, particularly in Ireland, have been recently accelerating. Within the last twelve months, UTMD has made a number of cost of living pay adjustments for its employees. The cost of UTMD’s health plan benefits continue to increase at a much faster rate than sales. Since nearly all of UTMD’s products are made of petroleum-based compounds, the worldwide substantial increase in cost of oil has a significant impact on raw materials costs. In addition, the higher cost of oil has direct impact on transportation costs, both those included in manufacturing overhead for shipping and receiving products and raw materials, and those in operating expenses associated with sales and marketing traveling expenses. Because UTMD owns and has maintained facilities and other manufacturing overheads in excess of its needs, some dilution of overhead costs as a result of higher sales is helping to offset the increases in incremental direct material and labor costs. Management projects that it can achieve a GPM for the year of 2006 about the same as 1H 2006, which would be about a half percentage point lower as a percentage of sales than the GPM achieved in 2005.
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
Operating Profit, or income from operations, is the profit remaining after subtracting operating expenses from gross profits. Operating expenses include sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses. Operating expenses in 2Q 2006 were $69 lower than 2Q 2005, but $124 higher in 1H 2006 than 1H 2005. Please see the table below. Costs decreased in 2Q 2006 mainly because litigation expenses included in G&A were $279 lower than in 2Q 2005. The lower litigation expenses were offset by $33 higher G&A expenses for estimated option expense per SFAS 123R, and by a $130 write-off of intellectual property included in R&D expense, neither of which occurred in 2Q 2005. For 1H 2006 compared to 1H 2005, decreased litigation expenses were about equal to the new option expense, leaving the $130 intellectual property write-off approximately equal to the overall operating expense increase. Operating expenses were 20.3% of sales in 2Q 2006 compared to 22.1% in 2Q 2005, and 19.9% of sales in 1H 2006 compared to 20.0% in 1H 2005. For the year of 2006, management expects to hold operating expenses to less than 20% of sales. This compares to an actual operating expense ratio of 23.5% of sales in 2005. Operating profit margins were 35.6% of sales in 2Q 2006 compared to 35.2% in 2Q 2005, and 36.3% in 1H 2006 compared to 36.7% in 1H 2005.

Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. S&M expenses in 2Q 2006 were 8.5% of sales compared to 8.3% of sales in 2Q 2005. S&M expenses in 1H 2006 were 8.4% of sales compared to 7.9% of sales in 1H 2005. The higher expenses, which are expected to continue for the rest of 2006, were due to an expanded direct domestic sales force. For the year, UTMD intends to manage S&M expenses to a ratio consistent with 1H 2006.
R&D expenses in 2Q 2006 were 2.9% of sales compared to 1.1% of sales in 2Q 2005, and 2.0% of 1H 2006 sales compared to 1.0% of sales in 1H 2005. 2Q 2006 R&D expenses included a $130 write-off of intellectual property which the Company believes will not come to fruition in terms of a marketable product. Excluding the $130 write-off, UTMD expects R&D expenses during 2006 as a whole to be slightly higher than in 2005.
G&A expenses in 2Q 2006 were 8.9% of sales compared to 12.7% of 2Q 2005 sales. G&A expenses in 1H 2006 were 9.5% of sales compared to 11.0% of 1H 2005 sales. As noted above, 2Q 2005 litigation expenses were $279 higher than in 2Q 2006 due to the FDA lawsuit. In addition to litigation costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002. Starting in 2006, G&A expenses also include the estimated stock-based compensation expense related to adoption of SFAS 123R. Barring expenses resulting from currently unknown new litigation, G&A expenses for the year should be consistent with the 1H 2006 as a percentage of sales.

	2Q 2006	2Q 2005	1H 2006	1H 2005
S&M Expense	$616	$580	$1,206	$1,082
R&D Expense	215	79	283	143
G&A Expense	651	891	1,368	1,508
Total Operating Expenses:	$1,482	$1,551	$2,857	$2,733

e)	Non-operating income
Non-operating income in 2Q 2006 was $571 compared to $213 in 2Q 2005, and $985 in 1H 2006 compared to $467 in 1H 2005. UTMD received interest, dividends and capital gains of $514 in 2Q 2006 and $885 in 1H 2006, compared to $85 in 2Q 2005 and $233 in 1H 2005, from investing its cash balances. In 2Q and 1H 2006, UTMD paid $63 and $125, respectively, for interest expense because its Ireland subsidiary borrowed €4.5 million ($5,336) in December 2005 to allow the repatriation of profits generated by its Ireland operations between 1996 and 2005. The loan will have to be repaid by the Ireland subsidiary from its profits generated in the future, which should take about four years. UTMD had no interest expense during 1H 2005. Royalty income, which UTMD receives from licensing its technology to other companies, was approximately the same for the same periods in both years. Management expects non-operating income for 2006 as a whole (after subtracting interest expense for the Ireland loan) to be about $500 higher than in 2005. This projection is based on the Company continuing to receive substantial investment income that would not occur if a large amount of current cash balances were used for a special purpose such as an acquisition, substantial share repurchases or new litigation.

f)	Earnings Before Income Taxes
2Q 2006 earnings before income taxes (EBT) were $3,166 compared to $2,684 in 2Q 2005. 1H 2006 EBT were $6,212 compared to $5,490 in 1H 2005. 2Q and 1H 2006 EBT margin was 43.4% and 43.2% of sales, respectively, compared to 38.2% and 40.1% in 2Q and 1H 2005, respectively. The higher margins were due primarily to higher non-operating income and lower litigation expenses compared to the previous year.

g)	Net Income and Earnings per Share
UTMD’s net income increased to $2,059 in 2Q 2006 compared to $1,887 in 2Q 2005, and to $4,094 in 1H 2006 compared to $3,856 in 1H 2005. Net profit margins (NPM), which are net income (after tax) expressed as a percentage of sales, were 28.2% in 2Q 2006 compared to 26.9% in 2Q 2005, and 28.4% in 1H 2006 compared to 28.2% in 1H 2005. The 2006 income tax provision, which is the percentage of EBT estimated to be owed in federal and state income taxes, has been and will continue to be substantially higher than in the previous year because of the one-time tax benefit that UTMD received in 2005 from The American Jobs Creation Act of 2004 (the Act) which allowed a temporary tax deduction on prior accumulated foreign earnings. In 2Q and 1H 2006, the income tax provision was 35.0% and 34.1% of EBT, respectively, compared to 29.7% and 29.8% in 2Q and 1H 2005, respectively. Tax provisions on 2005 earnings were reduced following guidance provided by FASB Staff Position No. FAS 109-2. Tax benefits from the Act were limited to the year 2005. As a result, UTMD estimates that its consolidated income tax provision for the year 2006 may be eight percentage points higher than in the previous year, which was 26.1%.

UTMD’s net income divided by weighted average outstanding shares for the applicable reporting period, diluted for unexercised employee and director options, provides earnings per share (EPS):

	2Q 2006	2Q 2005	1H 2006	1H 2005
Earnings Per Share (EPS)	$.509	$.446	$1.010	$.902
Shares (000), Diluted	4,043	4,229	4,056	4,277

Diluted 2Q 2006 Earnings per Share (EPS) increased 14% compared to 2Q 2005. Diluted 1H 2006 EPS increased 12% compared to 1H 2005. The changes in diluted shares resulted from share repurchases and from exercises of options. UTMD repurchased 39,533 shares in 2Q 2006 and 51,632 shares in 1H 2006. Exercises of employee options in 2Q 2006 added 2,695 shares and 124,886 shares in 1H 2006 (net of 961 and 145,399 shares swapped or traded in 2Q and 1H, respectively, by individuals in payment of the exercise price of the options and related tax withholding). Market increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options (with exercise prices below the average stock market value during each period). The dilution calculation added 96,000 and 106,000 shares to actual weighted average shares outstanding in 2Q and 1H 2006 respectively, compared to 219,000 and 224,000 in 2Q and 1H 2005. The decrease in dilution is primarily due to fewer unexercised options outstanding. Actual outstanding common shares as of the end of 2Q 2006 were 3,929,600 compared to 3,928,400 at the end of 2Q 2005.

h)	Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period. Annualized ROE (after payment of dividends) for 1H 2006 was 16% compared to 15% for 1H 2005. The higher ROE in 1H 2006 was due to higher net profits. Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance, because shareholder equity is reduced by the cost of the shares repurchased. Although UTMD expects higher net profits in 2006, ROE for the year may be about the same as in 2005 as a result of increased dividends to shareholders coupled with higher average shareholders’ equity. The ROE in 2006 will be sufficient to internally-finance UTMD’s revenue growth.

Liquidity and Capital Resources
i)	Cash flows
Cash flows from operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise and subsequent sale of employee and director stock options, totaled $5,920 in 1H 2006 compared to $2,476 in 1H 2005. A $1,984 larger tax benefit from exercise of employee and outside director stock options in 1H 2006 compared to 1H 2005 was the most significant difference in the two periods, followed by a $1,291 smaller decrease in accrued expenses, which resulted primarily from a $821 1H 2005 decrease in litigation payable as accrued expenses associated with the FDA litigation were paid.
Cash flows from investing activities primarily results from purchases and sales of short-term investments, in an effort to achieve a prudent return for excess cash balances. Capital expenditures for property and equipment were $210 in 1H 2006 compared to 230 in 1H 2005. This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.
In 1H 2006, UTMD received $444 and issued 124,886 shares of stock upon the exercise of employee and director stock options. Option exercises in 1H 2006 were at an average price of $9.90 per share. Employees and directors exercised a total of 270,285 option shares in 1H 2006, with 145,399 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options and related tax withholding. UTMD used $2,488 in cash during 1H 2006 to meet tax withholding requirements on options exercised. For comparison, the Company received $541 from issuing 61,697 shares of stock on the exercise of employee stock options in 1H 2005, net of 8,264 shares retired upon employees trading those shares in payment of the stock option exercise price. UTMD repurchased 51,632 shares of its stock in the open market at a cost of $1,590 during 1H 2006, an average cost of $30.80 per share including commissions and fees. For comparison, UTMD repurchased 238,737 shares of stock in the open market at a cost of $5,171 during 1H 2005.

UTMD Ltd. (Ireland subsidiary) made payments of $403 on its note payable during 1H 2006. UTMD Ltd. did not have any bank debt in 2005. UTMD (U.S.) did not utilize its bank line of credit with US Bank during 1H 2005, but used it in 2006 to provide a loan guarantee on the Ireland debt. UTMD paid $1,368 in cash dividends in 1H 2006 compared to $1,230 in 1H 2005.
Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned capital expenditures during the remainder of 2006 are expected to be approximately $350 to keep facilities, equipment and tooling in good working order. In addition to capital expenditures, UTMD plans to use cash in 2006 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases if the price of the stock remains undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance. The US Bank revolving line of credit will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time not otherwise available from UTMD’s existing cash and investment balances.

j)	Assets and Liabilities
June 30, 2006 total assets were $472 higher than at December 31, 2005. Current assets increased $426. The increases resulted from a $969 increase in cash and investments despite significant uses of cash as noted above including payment of $1,368 in dividends and $1,590 to repurchase shares. Receivables declined $539 primarily due to a $530 decrease in income taxes receivable. One important subset of receivables, trade accounts receivable, net of allowance for doubtful accounts, increased $136, yielding approximately 45 days in customer receivables using 2Q 2006 shipments as the denominator. Other receivables declined $145. Inventories as well as other current assets remained about the same in US dollar terms.
Working capital was $23,560 at June 30, 2006, an $877 increase from 2005 year-end. Working capital exceeds UTMD’s normal operating needs. $426 of the increase in working capital was due to an increase in current assets. Current liabilities declined $451 primarily because of lower accrued liabilities after payment of litigation expenses and 2005 annual management bonuses. As a result of the working capital changes, UTMD’s current ratio increased to 9.6 on June 30, 2006 from 8.1 on December 31, 2005 and 7.7 on June 30, 2005.
Net property and equipment increased $200 in 1H 2006 despite an increase in accumulated depreciation of $290 because of capital spending of $210 and an increase in the dollar-denominated value of Ireland P&E. The U.S. dollar increased about 7% relative to the EURO during 1H 2006. Goodwill resulting from prior acquisitions remained the same. Net intangible assets, excluding goodwill, decreased $154 as a result of amortization of patents and other intellectual property, including the $130 write-off of intellectual property. At June 30, 2006, net intangible assets including goodwill were 17.7% of total assets compared to 18.3% at year-end 2005.
UTMD’s long term liabilities are comprised almost entirely of the Ireland loan ($5,313 on June 30, 2006) and deferred income taxes ($187 on June 30, 2006). As of December 31, 2005, those long term liabilities were $5,336 and $274, respectively. As of June 30, 2006, UTMD’s total debt ratio (total liabilities/ total assets) decreased to 20% from 21% on December 31, 2005. On June 30, 2005, UTMD’s total debt ratio, prior to the Ireland loan required to repatriate foreign profits in 2005, was 9%.

k)	Management's Outlook.
As expressed at the beginning of the year, management’s operating plan for 2006 is to
1)	increase sales and marketing efforts after finally resolving a four-year long dispute with the FDA in late 2005;
2)	reinvigorate internal new product development;
3)	continue outstanding operating performance;
4)	look for new acquisitions to augment sales growth; and
5)	utilize current cash balances in shareholders’ best long-term interest.
We believe that the actual financial performance in 1H 2006 indicated excellent initial success in achieving the 2006 plan, although the knowledge of progress in items 2) and 4) remains internal. UTMD does not announce its new product development initiatives until after it achieves applicable FDA premarketing regulatory concurrences. No 510(k) submissions were made to the FDA in 1H 2006.

In the first half of 2006, the Company realized accelerating increases in labor and raw materials costs, which will provide a profit margin challenge going forward because prices for UTMD’s finished products are relatively inelastic due to established long term fixed U.S. hospital pricing agreements and a very competitive marketplace worldwide for medical devices.

l)	Accounting Policy Changes.
None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate was 0.7870 EURO per USD as of June 30, 2006, and 0.8282 EURO per USD as of June 30, 2005. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2006, the company’s disclosure controls and procedures were effective.
 There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 2Q 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
4/01/06 - 4/30/06	18,933	$ 31.43	18,933
5/01/06 - 5/31/06	4,672	31.40	4,672
6/01/06 - 6/30/06	15,928	29.98	15,928
Total	39,533	$ 30.84	39,533

(1)   In 2Q 2006 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992. Since 1992 through 2Q 2006, the Company has repurchased 6.4 million shares at an average cost of $11.59 per share including broker commissions and fees in open market transactions. In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased 9.1 million of its shares at an average price of $11.04 per share since 1992. To complete the picture relating to current shares outstanding, since 1992 the Company’s employees and directors have exercised and purchased 1.9 million option shares at an average price of $7.38 per share. All options were awarded at the market value of the stock on the date of the award.

The frequency of UTMD’s open market share repurchases depends on the availability of sellers and the price of the stock. The board of directors has not established an expiration date or a maximum dollar or share limit for UTMD’s continuing and long term pattern of open market share repurchases.

The purpose of UTMD’s ongoing share repurchases is to maximize the value of the Company for its continuing shareholders, and maximize its return on shareholder equity by employing excess cash generated by effectively managing its business. UTMD does not intend to repurchase shares that would result in terminating its NASDAQ Global Market listing.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 12, 2006 at the annual meeting, shareholders of the Company approved the following matters submitted to them for consideration:
Elected Kevin L. Cornwell and Paul O. Richins as directors of the Company;
Kevin L. Cornwell:	For	2,924,392
Paul O. Richins:	For	2,905,858

Item 6.	Exhibits

Exhibit #	SEC Reference #	Title of Document

1	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
2	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/8/06	By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/8/06	By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer