Form 10-Q
period 2006-09-30
UTAH MEDICAL PRODUCTS INC
filed 2006-11-03
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2006	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah 84047
Address of principal executive offices

Registrant's telephone number:    (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2006: 3,950,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(in thousands)
	(unaudited)	(audited)
ASSETS	SEPTEMBER 30, 2006	DECEMBER 31, 2005

Current assets:
Cash	$796	$703
Investments, available-for-sale	19,058	16,750
Accounts & other receivables - net	3,815	4,418
Inventories	3,379	3,305
Other current assets	613	682
Total current assets	27,661	25,858

Property and equipment - net	8,347	8,160

Goodwill	7,191	7,191

Other intangible assets	2,718	2,718
Other intangible assets - accumulated amortization	(2,451)	(2,285)
Other intangible assets - net	267	433

TOTAL	$43,466	$41,642

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$693	$757
Accrued expenses	2,538	2,418
Total current liabilities	3,231	3,175

Note payable	4,989	5,336

Deferred income taxes	190	274
Total liabilities	8,410	8,785

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000 shares; issued - September 30, 2006, 3,934 shares - December 31, 2005, 3,856 shares	39	39
Accumulated other comprehensive income	(683)	(495)
Retained earnings	35,699	33,314
Total stockholders' equity	35,056	32,857

TOTAL	$43,466	$41,642
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
(in thousands - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30
	2006	2005	2006	2005
NET SALES	$7,001	$7,001	$21,398	$20,681

COST OF SALES	3,030	2,987	9,343	8,911

Gross Margin	3,971	4,014	12,055	11,770

OPERATING EXPENSES:

Selling, general and administrative	1,154	1,894	3,728	4,484
Research & development	81	82	363	225

Total	1,235	1,976	4,092	4,709

Income from Operations	2,736	2,038	7,963	7,061

OTHER INCOME, NET	268	203	1,253	670

Income Before Income Tax Expense	3,004	2,241	9,216	7,731

INCOME TAX EXPENSE	1,000	452	3,118	2,086

Net Income	$2,003	$1,789	$6,098	$5,645

BASIC EARNINGS PER SHARE	$0.51	$0.46	$1.55	$1.41

DILUTED EARNINGS PER SHARE	$0.50	$0.44	$1.51	$1.34

SHARES OUTSTANDING - BASIC	3,929	3,882	3,943	3,995

SHARES OUTSTANDING - DILUTED	4,021	4,104	4,045	4,219

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
(in thousands - unaudited)
	SEPTEMBER 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,098	$5,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	606	514
Gain on investments	(1,120)	(70)
Provision for (recovery of) losses on accounts receivable	8	(6)
Deferred income taxes	(11)	(330)
Stock-based compensation expense	108	-
Tax benefit attributable to exercise of stock options	2,186	255
Changes in operating assets and liabilities:
Accounts receivable - trade	(132)	49
Accrued interest and other receivables	756	88
Inventories	(307)	(414)
Prepaid expenses and other current assets	(21)	(13)
Accounts payable	168	138
Accrued expenses	105	(1,243)
Total adjustments	2,345	(1,032)
Net cash provided by operating activities	8,443	4,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(361)	(286)
Purchases of investments	(5,200)	(4,100)
Proceeds from the sale of investments	3,804	7,202
Net cash provided by (used in) investing activities	(1,757)	2,816

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	533	646
Common stock purchased and retired	(1,804)	(6,503)
Common stock purchased and retired - options	(2,488)	(48)
Repayments of note payable	(711)	-
Payment of dividends	(2,116)	(1,842)
Net cash used in financing activities	(6,586)	(7,746)

Effect of exchange rate changes on cash	(8)	10

NET INCREASE (DECREASE) IN CASH	93	(307)

CASH AT BEGINNING OF PERIOD	703	1,818

CASH AT END OF PERIOD	$796	$1,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$924	$2,317
Cash paid during the period for interest	196	-

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

(2)  Inventories at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30,	December 31,
	2006	2005
Finished goods	$974	$1,058
Work-in-process	890	657
Raw materials	1,515	1,590
Total	$3,379	$3,305

(3)  Stock-Based Compensation. At September 30, 2006 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. In the third quarter and nine months ended September 30, 2006, the Company recognized $33 and $108, respectively, in compensation cost related to adoption of the statement. Prior to December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost was recognized in the financial statements prior to 2006, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

A comparison of reported net income for the three and nine months ended September 30, 2006 and 2005, and pro-forma net income for the three and nine months ended September 30, 2005, including effects of expensing stock options, follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income, as reported	$2,003	$1,789	$6,098	$5,645
Earnings per share, as reported
Basic	0.51	0.46	1.55	1.41
Diluted	0.50	0.44	1.51	1.34
Stock option expense included in calculation of net income	33	-	108	-

Pro-forma effects
Stock option expense not included in net income, net of related tax effects		156		768
Net income on a pro-forma basis		1,633		4,877
Earnings per share, on a pro-forma basis
Basic		0.42		1.22
Diluted		0.40		1.16

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

(4)    Comprehensive Income. Comprehensive income for the three and nine months ending September 30, 2006 was $2,011 and $5,933, net of taxes, respectively. The components used to adjust net income in order to obtain comprehensive income were foreign currency translation adjustments of $1 and ($46), and unrealized holding losses of $6 and ($119), respectively.

(5)    Warranty Reserve. The Company accrues provisions for estimated costs that are likely to be incurred for product warranties and uncollectible accounts. The amount of the provision is adjusted, as required, to reflect historical experience. The following table summarizes changes to UTMD’s warranty reserve during 3Q 2006:

Beginning Balance, July 1, 2006	$60
Changes in Warranty Reserve during 3Q 2006:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending Balance, September 30, 2006	$60

(6)    Investments. Investments, classified as available-for-sale consist of the following:

	September 30, 2006	September 30, 2005
Investments, at cost	$19,075	$12,007
Equity Securities:
Unrealized holding gains	-	135
Unrealized holding (losses)	(17)	(73)
Investments, at fair value	$19,058	$12,069

Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	3Q 2006	3Q 2005
Balance, beginning of period	$(17)	$53
Reversal of unrealized gain from securities included in beginning balance, realized in the period	-	-
Unrealized holding gains (losses), in equity securities	10	(24)
Deferred income taxes on unrealized holding gain (loss)	(3)	9
Balance, end of period	$(10)	$38

Available-for-sale debt securities	September 30, 2006	September 30, 2005
Maturity less than 1 year	$-	$2,052
Maturity greater than 10 years	-	1,425

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
In third quarter (3Q) 2006, UTMD’s consolidated global sales were the same as 3Q 2005. 3Q 2006 earnings per share (EPS) were $.50, an increase of 14% compared to $.44 EPS in 3Q 2005. UTMD achieved the following profitability as a ratio of sales in 3Q 2006 and 3Q 2005:
	3Q 06	3Q 05
Gross Profit Margin:	56.7%	57.3%
Operating Profit Margin:	39.1%	29.1%
Net (Income) Margin:	28.6%	25.6%

For the first nine months (9M) of 2006, UTMD’s total sales increased 3% relative to 9M 2005. 9M 2006 diluted EPS were $1.51, an increase of 13% compared to $1.34 diluted EPS in 9M 2005. UTMD achieved the following profitability as a ratio of sales in 9M 2006 and 9M 2005:
	9M 06	9M 05
Gross Profit Margin:	56.3%	56.9%
Operating Profit Margin:	37.2%	34.1%
Net (Income) Margin:	28.5%	27.3%

b)	Revenues
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
Total sales, which were the same in 3Q 2006 as in 3Q 2005, were comprised of international sales up 12% and domestic sales down 3%. Domestic sales were comprised of domestic direct sales (sales of finished devices to users or distributors) down 3% and domestic OEM sales (sales of components to other companies for use in their products) down 10%. Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize costs.
Total 9M 2006 sales increased 3% compared to 9M 2005. International sales increased 14% and domestic sales increased less than 1%. International sales were 25% of total sales in 9M 2006, up from 23% in 9M 2005. 9M 2006 shipments from UTMD’s Ireland facility including intercompany sales of subassemblies to Utah were 10% higher in US Dollar terms, and 12% in EURO terms, compared to 9M 2005.
The following table provides the actual sales dollar amounts divided into general product categories for total sales and the subset of international sales:

Global revenues by product category:
	3Q 2006	3Q 2005	9M 2006	9M 2005
Obstetrics	$2,355	$2,528	$7,124	$7,332
Gynecology/ Electrosurgery/ Urology	1,507	1,298	4,501	3,929
Neonatal	1,827	1,861	5,312	4,819
Blood Pressure Monitoring and Accessories*	1,312	1,314	4,461	4,601
Total:	$7,001	$7,001	$21,398	$20,681
*includes molded components sold to OEM customers.

International revenues by product category:
	3Q 2006	3Q 2005	9M 2006	9M 2005
Obstetrics	$149	$126	$613	$407
Gynecology/ Electrosurgery/ Urology	428	264	1,379	807
Neonatal	125	175	414	315
Blood Pressure Monitoring and Accessories*	905	865	3,000	3,228
Total:	$1,607	$1,430	$5,406	$4,757
*includes molded components sold to OEM customers.

c)	Gross Profit
UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 56.7% and 56.3% in 3Q and 9M 2006, respectively, compared to 57.3% and 56.9% in 3Q and 9M 2005, respectively. UTMD’s prices for its products remained generally consistent with the prior year, but in 9M 2006 the sales mix favored lower margin products as a result of higher international sales compared to 9M 2005. The Company is also experiencing inflationary pressures in its manufacturing costs associated both with labor and with raw materials. Within the last twelve months, UTMD has made several cost of living pay adjustments for its employees. Since nearly all of UTMD’s products are made of petroleum-based compounds, the worldwide substantial increase in cost of oil has a significant impact on raw materials costs. In addition, the higher cost of oil has direct impact on transportation costs, both those included in manufacturing overhead for shipping and receiving products and raw materials, and those in operating expenses associated with sales and marketing traveling expenses. Because UTMD owns and has maintained facilities and other manufacturing overheads in excess of its needs, some dilution of overhead costs as a result of higher sales is helping to offset the increases in incremental direct material and labor costs. Management projects that it can achieve a GPM for the year of 2006 about the same as 9M 2006, which would be about a half percentage point lower as a percentage of sales than the GPM achieved in 2005.
OEM sales are sales of UTMD components that are marketed by other companies as part of their product offerings. UTMD utilizes OEM sales as a means to optimize the utilization of its capabilities established to satisfy its finished devices business. As a general rule, prices for OEM sales expressed as a multiple of direct variable manufacturing expenses are lower than for direct sales because, in the OEM and international channels, UTMD’s business partners incur significant expenses of sales and marketing. Because of UTMD’s small size and period-to-period fluctuations in OEM business activity, nonvariable manufacturing overhead expenses cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.

d)	Operating Profit
Operating Profit, or income from operations, is the profit remaining after subtracting operating expenses from gross profits. Operating expenses include sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses. Operating expenses in 3Q 2006 were $741 lower than 3Q 2005, and $617 lower in 9M 2006 than 9M 2005. Please see the table below. Operating expenses decreased in 3Q 2006 primarily as a result of lower litigation expenses included in G&A, which were $710 lower than in 3Q 2005. The lower litigation expenses were offset by $33 higher G&A expenses for estimated option expense per SFAS 123R, which didn’t occur in 3Q 2005. For 9M 2006 compared to 9M 2005, lower litigation expenses were again the primary difference, with the new option expense of $108 and a $130 2Q 2006 write-off of intellectual property included in R&D expenses partially offsetting those decreases.
Operating expenses were 17.6% of sales in 3Q 2006 compared to 28.2% in 3Q 2005, and 19.1% of sales in 9M 2006 compared to 22.8% in 9M 2005. For the year of 2006, management expects to hold operating expenses to less than 19% of sales. This compares to an actual operating expense ratio of 23.5% of sales in 2005. Operating profit margins were 39.1% of sales in 3Q 2006 compared to 29.1% in 3Q 2005, and 37.2% in 9M 2006 compared to 34.1% in 9M 2005.

Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity. S&M expenses in 3Q 2006 were 7.1% of sales compared to 8.5% of sales in 3Q 2005. S&M expenses in 9M 2006 were 8.0% of sales compared to 8.1% of sales in 9M 2005. For the year, UTMD expects S&M expenses as a ratio of total sales to be about 8.0%, which is consistent with 9M 2006 and the prior year 2005.
R&D expenses were 1.2% of sales in both 3Q 2006 and 3Q 2005. In 2Q 2006, R&D expenses included a $130 write-off of intellectual property for which the Company expects to receive repayment in 4Q 2006. Excluding the $130, R&D expenses in 9M 2006 and 9M 2005 were both 1.1% of sales. UTMD expects R&D expenses during 2006 as a whole to be about the same as in 2005.
G&A expenses in 3Q 2006 were 9.4% of sales compared to 18.6% of 3Q 2005 sales. G&A expenses in 9M 2006 were 9.5% of sales compared to 13.6% of 9M 2005 sales. Litigation expenses in 3Q 2006 were $710 lower than in 3Q 2005 due to the 3Q 2005 cost of the frivolous FDA lawsuit filed in August 2004. In addition to litigation costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002. Starting in 2006, G&A expenses also include the estimated stock-based compensation expense related to adoption of SFAS 123R, which were $33 in 3Q 2006 and $108 in 9M 2006. Barring expenses resulting from unexpected new litigation, G&A expenses as a percentage of sales for the year 2006 should be about the same as 9M 2006.

	3Q 2006	3Q 2005	9M 2006	9M 2005
S&M Expense	$496	$592	$1,702	$1,673
R&D Expense	81	82	363	225
G&A Expense	658	1,302	2,026	2,811
Total Operating Expenses:	$1,235	$1,976	$4,091	$4,709

e)	Non-operating income
Non-operating income in 3Q 2006 was $268 compared to $203 in 3Q 2005, and $1,253 in 9M 2006 compared to $670 in 9M 2005. UTMD received interest, dividends and capital gains of $234 in 3Q 2006 and $1,120 in 9M 2006, compared to $65 in 3Q 2005 and $298 in 9M 2005, from investing its cash balances. In 3Q and 9M 2006, UTMD paid $71 and $196, respectively, for interest expense because its Ireland subsidiary borrowed €4.5 million ($5,336) in December 2005 to allow the repatriation of profits generated by its Ireland operations between 1996 and 2005. The loan will have to be repaid by the Ireland subsidiary from its profits generated in the future, which should take about four years. UTMD had no interest expense during 9M 2005. Royalty income, which UTMD receives from licensing its technology to other companies, was approximately the same for the applicable periods in both years. Management expects non-operating income for 2006 as a whole (after subtracting interest expense for the Ireland loan) to be about $600 higher than in 2005. This projection is based on the Company continuing to receive substantial investment income for the remainder of the year.

f)	Earnings Before Income Taxes
3Q 2006 earnings before income taxes (EBT) were $3,004 compared to $2,241 in 3Q 2005. 9M 2006 EBT were $9,216 compared to $7,731 in 9M 2005. 3Q and 9M 2006 EBT margin was 42.9% and 43.1% of sales, respectively, compared to 32.0% and 37.4% in 3Q and 9M 2005, respectively. The higher margins were due primarily to higher non-operating income and lower litigation expenses compared to the previous year.

g)	Net Income and Earnings per Share
UTMD’s net income increased to $2,003 in 3Q 2006 compared to $1,789 in 3Q 2005, and to $6,098 in 9M 2006 compared to $5,645 in 9M 2005. Net profit margins (NPM), which are net income (after tax) expressed as a percentage of sales, were 28.6% in 3Q 2006 compared to 25.6% in 3Q 2005, and 28.5% in 9M 2006 compared to 27.3% in 9M 2005. The 2006 income tax provision, which is the percentage of EBT estimated to be owed in combined federal and state income taxes, has been and will continue to be substantially higher than in the previous year because of the one-time tax benefit that UTMD received in 2005 from The American Jobs Creation Act of 2004 (the Act). The Act allowed a temporary tax deduction on prior accumulated foreign earnings, limited to 2005. In 3Q and 9M 2006, the income tax provision was 33.3% and 33.8% of EBT, respectively, compared to 20.2% and 27.0% in 3Q and 9M 2005. Tax provisions on 2005 earnings were reduced following guidance provided by FASB Staff Position No. FAS 109-2. UTMD estimates that its consolidated income tax provision for the year 2006 will be almost eight percentage points higher than in the previous year, which was 26.1%.

UTMD’s net income divided by weighted average outstanding shares for the applicable reporting period, diluted for unexercised employee and director options, provides earnings per share (EPS):

	3Q 2006	3Q 2005	9M 2006	9M 2005

Earnings Per Share (EPS)	$.498	$.436	$1.508	$1.338
Shares (000), Diluted	4,021	4,104	4,045	4,219

Diluted 3Q 2006 Earnings per Share (EPS) increased 14% compared to 3Q 2005. Diluted 9M 2006 EPS increased 13% compared to 9M 2005. The changes in diluted shares resulted from share repurchases and from exercises of options. UTMD repurchased 7,132 shares in 3Q 2006 and 58,764 shares in 9M 2006. Exercises of employee options in 3Q 2006 added 11,393 shares and 136,279 shares in 9M 2006 (net of 4,563 and 149,962 shares swapped or traded in 3Q and 9M, respectively, by individuals in payment of the exercise price of the options and related tax withholding). Market increases and decreases in UTMD’s stock price affect EPS as a result of the dilution calculation for unexercised options (with exercise prices below the average stock market value during each period). The dilution calculation added 92,000 and 102,000 shares to actual weighted average shares outstanding in 3Q and 9M 2006 respectively, compared to 222,000 and 224,000 in 3Q and 9M 2005. The decrease in dilution is primarily due to fewer unexercised options outstanding. Actual outstanding common shares as of the end of 3Q 2006 were 3,933,900 compared to 3,881,900 at the end of 3Q 2005.

h)	Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period. Annualized ROE (after payment of dividends) for 9M 2006 was 16% compared to 15% for 9M 2005. The higher ROE in 9M 2006 was due to higher net profits. Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance, because shareholder equity is reduced by the cost of the shares repurchased. Although UTMD expects higher net profits in 2006, ROE for the year may be about the same as in 2005 as a result of increased dividends to shareholders coupled with higher average shareholders’ equity. The ROE in 2006 will be sufficient to internally-finance UTMD’s revenue growth.

Liquidity and Capital Resources
i)	Cash flows
Cash flows from operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise and subsequent sale of employee and director stock options, totaled $8,443 in 9M 2006 compared to $4,613 in 9M 2005. A $1,931 larger tax benefit from exercise of employee and outside director stock options in 9M 2006 compared to 9M 2005 was the most significant difference in the two periods. Accrued expenses contributed $105 in 9M 2006 after using $1,243 in 9M 2005, a $1,348 larger contribution in 9M 2006. The 9M 2005 decrease in accrued expenses resulted primarily from a $901 decrease in litigation payable as accrued expenses associated with the FDA litigation were paid.
Cash flows from investing activities primarily result from purchases and sales of short-term investments, in an effort to achieve a prudent return for excess cash balances. Capital expenditures for property and equipment were $361 in 9M 2006 compared to 286 in 9M 2005. This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.
In 9M 2006, UTMD received $533 and issued 136,279 shares of stock upon the exercise of employee and director stock options. Option exercises in 9M 2006 were at an average price of $10.14 per share. Employees and directors exercised a total of 286,241 option shares in 9M 2006, with 149,962 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options and related tax withholding. UTMD used $2,488 in cash during 9M 2006 to meet tax withholding requirements on options exercised. For comparison, the Company received $646 from issuing 75,488 shares of stock on the exercise of employee stock options in 9M 2005, net of 8,264 shares retired upon employees trading those shares in payment of the stock option exercise price. UTMD repurchased 58,764 shares of its stock in the open market at a cost of $1,804 during 9M 2006, an average cost of $30.69 per share including commissions and fees. For comparison, UTMD repurchased 299,099 shares of stock in the open market at a cost of $6,503 during 9M 2005.

UTMD Ltd. (Ireland subsidiary) made payments of $711 on its note payable during 9M 2006. UTMD Ltd. did not have any bank debt in 9M 2005. UTMD (U.S.) did not utilize its bank line of credit with US Bank during 9M 2005. UTMD (U.S.) did use its US bank credit line in 2006 to provide a loan guarantee on the Ireland debt. UTMD paid $2,116 in cash dividends to shareholders in 9M 2006 compared to $1,842 in 9M 2005.
Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned capital expenditures during the remainder of 2006 are expected to be approximately $150 to keep facilities, equipment and tooling in good working order. In addition to capital expenditures, UTMD plans to use cash in 2006 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases if the price of the stock is undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance. The US Bank revolving line of credit will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time not otherwise available from UTMD’s existing cash and investment balances.

j)	Assets and Liabilities
September 30, 2006 total assets were $1,824 higher than at December 31, 2005. Current assets increased $1,803. The increases resulted from a $2,401 increase in cash and investments despite significant uses of cash including payment of $2,116 in dividends and $1,804 to repurchase shares. Receivables declined $603 primarily due to a $498 decrease in income taxes receivable. One important subset of receivables, trade accounts receivable, net of allowance for doubtful accounts, increased $153, yielding approximately 47 days in customer receivables using 3Q 2006 shipments as the denominator. Other receivables declined $258. Inventories increased $74 and other current assets decreased $69.
Working capital was $24,430 at September 30, 2006, a $1,747 increase from 2005 year-end. Working capital remains in excess of UTMD’s normal operating needs. The increase in working capital was essentially due to an increase in cash & equivalents generated by operating profits. Current liabilities increased $56 primarily because of increases in income taxes payable. As a result of the working capital change, UTMD’s current ratio increased to 8.6 on September 30, 2006 from 8.1 on December 31, 2005 and 6.7 on September 30, 2005.
Net property and equipment increased $187 in 9M 2006 despite an increase in accumulated depreciation of $439 because of capital spending of $361and an increase in the dollar-denominated value of Ireland P&E. The U.S. dollar increased about 6% relative to the EURO during 9M 2006. Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $166 as a result of amortization of patents and other intellectual property, including the 2Q 2006 $130 write-off of intellectual property. At September 30, 2006, net intangible assets including goodwill were 17.2% of total assets compared to 18.3% at year-end 2005.
UTMD’s long term liabilities are comprised of the Ireland loan ($4,989 on September 30, 2006) and deferred income taxes ($190 on September 30, 2006). As of December 31, 2005, those long term liabilities were $5,336 and $274, respectively. As of September 30, 2006, UTMD’s total debt ratio (total liabilities/ total assets) decreased to 19% from 21% on December 31, 2005. On September 30, 2005, UTMD’s total debt ratio, prior to the Ireland loan required to repatriate foreign profits in 2005, was 9%.

k)	Management's Outlook
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
The actual financial performance in 9M 2006 indicates good progress in achieving the 2006 plan. In the first nine months of 2006, the Company realized increases in labor and raw materials costs, which will provide a profit margin challenge going forward because prices for UTMD’s finished products are relatively inelastic due to established long term fixed U.S. hospital pricing agreements and a very competitive marketplace worldwide for medical devices.

l)	Accounting Policy Changes
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 will be effective for UTMD starting in First Quarter 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact of adopting FIN 48 on the consolidated financial statements is currently unknown.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate was 0.7896 EURO per USD as of September 30, 2006, and 0.8328 EURO per USD as of September 30, 2005. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2006, the company’s disclosure controls and procedures were effective.
There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 3Q 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
7/01/06 - 7/31/06	7,132	$ 29.93	7,132
8/01/06 - 8/31/06	-	-	-
9/01/06 - 9/30/06	-	-	-
Total	7,132	$ 29.93	7,132

(1)    In 3Q 2006 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992. Since 1993 through 3Q 2006, the Company has repurchased 6.3 million shares at an average cost of $11.62 per share including broker commissions and fees in open market transactions. In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased 9.1 million of its shares at an average price of $11.05 per share since 1993. To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.5 million option shares at an average price of $8.78 per share. All options were awarded at the market value of the stock on the date of the award.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/3/06	By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/3/06	By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer