Form 10-K
period 2006-12-31
UTAH MEDICAL PRODUCTS INC
filed 2007-03-16
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission File Number: 000-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 S 300 W, Midvale Utah	84047
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	Telephone (801) 566-1200
Facsimile (801) 566-2062

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	The NASDAQ Global Market
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
(Title of Class)
None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of June 30, 2006, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $104,900,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 10, 2007, common shares outstanding were 3,946,000.

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

UTMD's success in providing reliable solutions comes from its proven ability to integrate a number of engineering and technical disciplines in electronics, software, mechanical packaging, instrumentation, plastics processing and materials. The resulting proprietary products represent significant incremental improvements in patient safety, clinical outcomes and/or total cost over preexisting clinical tools. UTMD's experience is that, in the case of labor-saving devices, the improvement in cost-effectiveness of clinical procedures also leads to an improvement in overall healthcare including lower risk of complications. UTMD markets a broad range of medical devices used in critical care areas, especially the neonatal intensive care unit (NICU), the labor and delivery (L&D) department and the women’s health center in hospitals, as well as products sold to outpatient clinics and physician's offices.

The opportunity to apply solutions to recognized needs results from an excellent core of practicing clinicians who introduce ideas to the Company, and key employees who are both clinical applications savvy and development engineering adept.

UTMD’s products are sold directly to end users in the U.S. domestic market by the Company’s own direct sales representatives and independent manufacturers’ representatives. In addition, some of UTMD’s products are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers. Internationally, products are sold through other medical device companies and through independent medical products distributors. UTMD has representation in all major developed countries through 136 international distributors, each of which purchased at least five thousand dollars in UTMD products during 2006.

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

To assist the physician in controlling the effectiveness of administration of oxytocin and monitoring effects of amnioinfusion, contraction intensities, uterine resting tones and peak contraction pressures are closely monitored through the use of an invasive intrauterine pressure catheter system. In addition, to help identify the possible onset of fetal hypoxia, correlation of the changes in fetal heart rate (FHR) relative to the frequency and duration of contractions are often electronically monitored. UTMD’s intrauterine pressure (IUP) catheters provide for clinician choices from a traditional fluid-filled system to INTRAN® PLUS, the most widely accepted transducer-tipped system. In addition, adjunct FHR electrodes, leg plates, toco belts and chart paper are provided by UTMD to complete a package of fetal monitoring supplies. UTMD’s IUP catheters include:

•
IUP-075 and UTMD’s other custom fluid-filled clear catheter kits utilize a saline-filled catheter that is placed within the uterine cavity, connected to a separate external reusable or disposable transducer. This product package, utilizing double lumen catheters, was the traditional mode of intrauterine monitoring prior to the introduction of INTRAN. An intrauterine pressure change is transmitted through the fluid column to the external pressure transducer.

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

Vacuum-Assisted Delivery Systems (VAD).
UTMD’s VAD Systems include CMI® patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries. UTMD’s patented soft silicone cup is a bell-shaped cup design that should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated. Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention. Although there are risks associated with vaginal operative deliveries which may represent 10-15% of all U.S. hospital births, the procedures are generally regarded as safer for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations. UTMD estimates that the VAD operative approach is used for about 7-9% of all U.S. births, with forceps continuing to lose ground as the alternative. UTMD’s patented bell-shaped soft silicone TENDER TOUCH® cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System which reports specific names of products used in hospitals.

Other Obstetrical Tools.
AROM-COT™ is a finger cover with a patented prong design to rupture maternal membranes with less patient pain and anxiety. MUC-X is an aspiration device used immediately after birth to clear neonatal respiratory passages and reduce exposure to potential infections. CORDGUARD® is a patented product which unifies the multiple steps of clamping the neonate’s cord close to the umbilicus, severing the cord without splattering blood, drawing a clean cord blood sample, and assisting in the removal of the placenta. CORDGUARD’s sharpless, closed system reduces the risk of exposure to potentially infected blood, and consequently reduces the high cost of exposure treatment under OSHA and CDC guidelines. In addition, CORDGUARD facilitates obtaining neonatal blood that is otherwise hard to obtain safely and cleanly. Abcorp toco belts and straps for fetal monitoring by an external tocodynamometer are provided in latex-free form in several configurations.

Neonatal Intensive Care:
DISPOSA-HOOD™
The DISPOSA-HOOD is an infant respiratory hood that is used in the NICU to administer oxygen to neonates and flush CO2 (carbon dioxide) while maintaining a neutral thermal environment critical to proper physiologic responses. The DISPOSA-HOOD, placed over the infant's head, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head. The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head and provides optimum flows for elimination of CO2 by ventilation. DISPOSA-HOOD, in contrast to an incubator, allows for excellent access to and visualization of the underdeveloped infant. Because it is a disposable product, it also prevents cross-contamination.

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

A class of catheters called umbilical vessel catheters (UVCs) are specially designed for administering vital medications and fluids immediately following birth through the infant’s umbilical vessel into the inferior vena cava. Because of the neonate’s small size and lack of vascular development, there is no better access to vital organs. The catheters are also called umbilical artery catheters (UACs) when placed in one of the umbilical arteries to measure blood pressure or monitor metabolic processes through blood analysis. In developing its UMBILI-CATH™ product line, Gesco pioneered the use of soft, biocompatible silicone catheters, helping to reduce the number of insertions required as well as other complications associated with invasive applications. UTMD has expanded the UVC product line to include catheters made from a patented thermosensitive polyurethane (Tecoflex®) that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion. In addition, GESCO provides a convenient catheterization procedure tray of implements and supplies necessary to place UVC catheters, as well as perform other similar procedures.

The primary distinction of GESCO products is that they were developed with the special needs of the neonate in mind, not just cut-down or smaller versions of adult devices. For example, in the case of invasive catheters, the introducer, the soft rounded distal tip, mode of securing to the patient after insertion to avoid migration, luer-locking hub with minimal dead space, number of lumens, catheter radiopaque striping for visualization, variations in catheter lengths and diameters and special packaging are all features specially designed for neonates. UTMD continues to modify product features to incorporate current neonatal nurse practitioner preferences.

The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters, and chest drainage tubes. GESCO developed and marketed initial versions of all of these neonatal products. In order to keep pace with the trend of caring for smaller babies, UTMD has added smaller diameter versions of its URI-CATH® and NUTRI-CATH® products. In 2000, UTMD gained FDA premarketing clearance of a new PICC family of products specifically designed to minimize trauma to the critically ill neonate, named PICC-NATE®. The PICC-NATE product line was designed with the input of experienced neonatal nurse practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling. The soft, strong silicone PICC-Nate comes in two diameter sizes and two hub configurations. In early 2003, UTMD added a Tecoflex polyurethane version that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion. In 2006, UTMD developed a unique enteral feeding-only extension set that addresses an important safety risk in the NICU - inadvertent delivery of enteral feeding intravenously. Named Nutri-Lok, the adapter ensures a secure connection to the enteral feeding catheter (Nutri-Cath) and will not mate with an IV line connector. Nutri-Lok was launched to the market in January 2007. Also in 2006, UTMD completed the replacement of all DEHP plasticizer PVC materials in its Gesco product line that may come in contact with neonatal patients, addressing another evolving safety concern related specifically to the possible maldevelopment of male neonates.

Other GESCO specialty products include a disposable peritoneal dialysis set that is a pre-assembled, sterile, closed system, called DIALY-NATE®; a patented silicone oral protection device used to prevent palatal soft tissue injury by orotracheal tubes, called PALA-NATE®; and a lumbar sampling kit with a tiny, specially-beveled needle for obtaining cerebral spinal fluid samples, called MYELO-NATE®. In 2006, UTMD introduced a second configuration of Dialy-Nate with uncoiled tubing to facilitate clinician use of a fluid/blood warmer.

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

In 2007, UTMD will continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most developmentally-friendly NICU specialty products in the medical device industry. In addition to products already offered and being developed internally, UTMD will look to expand sales through international distribution arrangements, and through selective complementary product acquisitions.

Gynecology /Urology /Electrosurgery:
LETZ® System
The LETZ System is used to excise cervical intraepithelial neoplasia (CIN) and other lower genital tract lesions related to human papilloma virus (HPV) infections. The electrosurgery procedure with hemostasis has become the standard of care for HPV cervical infection treatment, replacing cold knife scalpel, laser and cryotherapy procedural approaches because it is economical, safe, effective, quick and easy to perform, has fewer potential side effects, and requires little physician training. A major incentive for performing the LETZ procedure is that it may be performed using local anesthetic in a physician's office, eliminating the time and expense of hospital or surgical center admittance. Most importantly clinically, in contrast to laser (tissue ablation) and cryotherapy (freezing of tissue), LETZ provides a fine tissue specimen for pathological assessment.

In mid-2006, the FDA licensed the first vaccine for HPV, which has gained widespread media attention. Such an advancement is welcome as an effective preventive measure for 70% of higher level CIN lesions which may progress into cervical cancer. UTMD believes there will be a significant time lag, however, before the new vaccine affects the approximately 500,000 current annual CIN removal procedures based on several factors: the adoption rate of the vaccine, the evolution of the disease in patients already infected and the fact that a portion of CIN-types are unaffected by the vaccine.

UTMD’s LETZ System includes patented disposable electrodes, the patented FINESSE® electrosurgical generator, and other miscellaneous components. A disposable loop electrode used to excise the tissue specimen is a pencil-like tube with a thin tungsten wire loop attached. The loop is available in varying sizes and includes a patented Safe-T-Gauge® that can be positioned so the physician can accurately colposcopically monitor the amount of tissue being excised. UTMD continues to augment its specialty electrodes. For example, the Company introduced a patented conization electrode for deep endocervical disease called C-LETZ®, designed to limit the removal of healthy tissue margins that might compromise adequate cervical function. UTMD also will continue to provide adapters and other components which allow its market-leading specialty electrodes to be used with other manufacturers’ electrosurgical generators. The FINESSE electrosurgical generator is the only generator on the market that contains an integral smoke evacuator, required to filter smoke and vapors that contain potentially hazardous particulate material produced during electrosurgery.

FINESSE® Generator; Specialty Loop, Ball, and Needle Electrodes; FILTRESSE® Evacuator; Other Specialty Electrodes; Other Supplies and Gynecologic Tools.
UTMD has FDA clearance to market its electrosurgical system and tools for use in general surgery applications, including dermatology, plastic surgery and otolaryngology. In 2002, UTMD introduced a product line of ultra-fine tipped microdissection needles, called OptiMicro™ Needles. These electrosurgical needles are particularly useful in small-scale plastic and reconstructive surgery applications. FILTRESSE is a stand-alone surgical smoke filtration system that combines high filtration efficiency, low cost and convenient use in a surgical office setting. Other electrosurgery tools and accessories include disposable electrosurgical pens, dispersive pads, footswitches, filter packs, speculums, retractors, forceps, tenacula and hooks. UTMD acquired the distribution rights to a unique reusable four-way expander system which facilitates access to, and visualization of, the cervix, eliminating the need for less effective specula and lateral retractors.

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

PATHFINDER PLUS™
PATHFINDER PLUS is a proprietary endoscopic irrigation device that allows a uro/gyn surgeon to precisely irrigate, clearing the visual field, with the same hand that controls the endoscope, eliminating the need for a separate assistant to irrigate without visualization. An example of a procedure where Pathfinder has found success is ureteroscopic stone ablation.

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

UTMD’s specialty focus, innovation and extensive experience in its specialties are important marketing attributes which help assure its ability to successfully compete and survive in a consolidating marketplace where competitors try to degrade UTMD’s product differences.

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

The length of time and number of administrative steps required in evaluating new products for use in hospitals has grown substantially in recent years. As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for existing products. UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company’s approach or demand too great a financial or administrative burden.

In the United States, UTMD sells its products through its own directly employed sales force and through selective independent manufacturer representatives. The direct representatives concentrate on applications for UTMD products where customer training and support are important. As of February 2007, the direct sales force is comprised both of “outside” representatives operating remotely in specific geographic areas, and “inside” representatives who operate by telephone from corporate offices. Direct representatives are trained to understand the medical procedures being performed within UTMD’s clinical focus. Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems. In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs.

When hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors. Sales to Med/Surg distributors currently comprise less than 8% of total domestic sales. In contrast, ten years ago, national distributors and independent stocking distributors in the U.S. represented more than 65% of UTMD’s direct domestic Ob/Gyn business.

In addition to the above traditional sales approaches, UTMD encourages customers to take advantage of fast and easy online ordering at https://storefront.utahmed.com. In 2006, UTMD introduced this advanced “portal” website. It provides a convenient and secure method for placing orders, allows the customer to easily monitor the status of orders and shipments, and gives quick access to account information.

Additionally, UTMD sells component parts to other medical companies for use with their product lines. This OEM distribution channel effort is simply maximizing utilization of manufacturing capabilities that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD’s direct distribution and marketing programs.

Internationally, the Company sells its products through over 300 regional distributors and OEMs (other medical device manufacturers). The international business is driven by the initiative and resourcefulness of those independent distributors. UTMD’s Internet website www.utahmed.com is a frequent conduit for international customer inquiries.

NEW PRODUCT DEVELOPMENT

New product development has been a key ingredient to UTMD’s market identity. Product development takes three interrelated forms: 1) improvements, enhancements and extensions of current product lines in response to clinical needs or clinician requests, 2) introduction of new or augmented devices that represent a significant improvement in safety, effectiveness and/or cost of care, and 3) acquisitions of products or technology from others.

Because of UTMD’s reputation as a focused product developer, its financial strength and its established clinician user base, it enjoys a substantial inflow of new product development ideas. Internal development, joint development, product acquisitions and licensing arrangements are all included as viable options in the investigation of opportunities. Only a small percentage of ideas survive feasibility screening. For internal development purposes, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team. The team’s objective is to have a clinically acceptable, manufacturable and FDA released product ready for marketing by a specific date. Approximately ten projects on the average, depending on the level of resources required, are underway at UTMD at any given time. More than 50% of assigned projects do not succeed in attaining a product that meets all of the Company’s criteria. In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition. Once a product is developed, tooled, fully tested and cleared for marketing by the FDA, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution, or not having access to users because of limitations in marketing and distribution resources or exclusionary contracts of GPOs.

UTMD’s current product development projects are in three areas of focus: 1) labor & delivery, 2) neonatal intensive care, and 3) specialized procedures for the assessment and treatment of cervical/uterine disease. Internal product development expenses are expected to be in the range of 1-2% of sales in 2007. In 2006, UTMD spent $316 on internal product development activities, or 1.1% of sales. In 2005 and 2004, internal new product development expenses were $320 (1.2% of sales) and $292 (1.1% of sales), respectively.

EMPLOYEES

At December 31, 2006, the Company had 204 employees, and an additional six contract employees. The contract employees represent UTMD’s desire to provide handicapped persons additional work opportunities, hired through the Utah state-supported Work Activity Center. The average tenure of UTMD’s employees is about nine years, which conveys an important benefit due to the level of training required to produce consistently high quality medical devices. The Company's continued success will depend to a large extent upon its ability to retain skilled employees. No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which reliable, creative and high achieving people wish to work.

To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers that limit their ability to contribute to UTMD’s programs. All professional employees sign a code of conduct and a confidentiality and non-compete agreement as a condition of employment, and as consideration for receipt of stock option awards and participation in the management bonus program. All employees participate in performance-based bonus programs. None of the Company's employees is represented by labor unions or other collective bargaining groups.

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company owns or exclusively licenses twenty-nine unexpired patents, and is the licensee of certain other technology. There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation. The Company also owns a number of trademarks which have achieved brand recognition.

The ability of the Company to achieve commercial success depends in part on the protection afforded by its patents and trademarks. However, we believe that the protections afforded by patents and trademarks are less important to UTMD’s business, taken as a whole, than a medical device’s incremental clinical utility, which may be dominated by a number of other factors including relative cost, ease of use, ease of training/adoption, perceived clinical value of different design features, risk of use in applicable procedures, the reliability of achieving a desired outcome in the hands of different users and market access to potential users. In cases where competitors introduce products that may infringe on UTMD’s technology, the Company has an obligation to its shareholders to defend its intangible property to the extent that it can afford to do so and that it is material to the Company’s success. The Company must also defend itself when competitors allege that UTMD may be infringing their technology.

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas. During 2006, ongoing royalties included in cost of goods sold were $2. Other royalties have been previously paid as a lump sum, or are incorporated into the price of acquisitions, or into the cost of purchased components which practice certain patents of third parties. Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives. During 2006, the Company received $450 in royalty income, the same as in 2005 and 2004. Based on the expiration dates of the patents for which the current royalty income is being received, UTMD expects royalties of $450, $391, $184 and $92 in 2007, 2008, 2009 and 2010, respectively. As a result of receiving royalties on its patents, UTMD’s future financial performance may depend on the marketing ability of other companies that license UTMD’s technology.

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

All of UTMD’s present products are Class I or Class II devices. The Company is in compliance with all applicable U.S. regulatory standards including CFR Part 820, the FDA Quality System Regulation (QSR) effective in 1997, also known as cGMPs (current good manufacturing practices).

In 1994, UTMD received certification of its quality system under the ISO 9001/EN 46001 standards (“ISO” stands for “International Organization of Standardization”) which it maintained until December 2003. In October 2003, UTMD’s Utah facility was certified under the more stringent ISO 13485 standard for medical devices. UTMD’s Ireland facility was certified under the concomitant ISO 13488 standard. In July 2006, both facility ISO certifications were upgraded to the even more stringent ISO 13485:2003 standards, which continue to be maintained. UTMD remains on a continuous periodic audit schedule by its independent notified body in order to stay current with international regulatory standards, and retain its certification. The most recent audit was conducted in February 2007. UTMD has received formal product certifications allowing the use of the CE Mark (demonstrates proof of compliance with the European Community’s ISO standards) for essentially all of its products. The U.S. FDA QSR was developed in harmony with the ISO standards.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Most of the components which the Company purchases from various vendors are readily available from a number of sources. Alternative sourcing of various components is continually underway. Vendors are qualified by Corporate Quality Assurance. The Company has a vendor quality monitoring program that includes routinely checking incoming material for conformance to specifications, as required per written procedures.

EXPORTS

Revenues from customers outside the U.S. in 2006 were $7,390 (26% of total sales), compared to $6,392 (23% of total sales) in 2005 and $6,028 (23% of total sales) in 2004. Blood pressure monitoring products represented 58% of international sales in 2006, compared to 66% in 2005 and 67% 2004. International Ob/Gyn and neonatal product sales were $3,109 in 2006, compared to $2,191 in 2005 and $2,019 in 2004. For financial information by geographical area, please see Notes 1, 4 and 10 to the Consolidated Financial Statements.

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

BACKLOG

As a supplier of primarily disposable hospital products, the nature of UTMD’s business necessitates being very responsive to customer orders and delivering products quickly. Virtually all direct shipments to end users are accomplished within one week of receipt of customer purchase order. Backlog shippable in less than 90 days was $906 as of January 1, 2007, $910 as of January 1, 2006 and $653 as of January 1, 2005.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device business because products are frequently used in inherently life threatening situations to help physicians achieve a more positive outcome than what might otherwise be the case. In any lawsuit against a company where an individual plaintiff suffers a permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists. However, no such damages have been awarded against UTMD in its 28 year history.

UTMD is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its defense should any lawsuits be filed. The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products. In the last fourteen years, UTMD has been named as a defendant, along with each attending physician and hospital, in four product liability lawsuits. All four were related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used by the surgeon. The VADS products in all four cases did conform to specifications. UTMD was ultimately dismissed as a defendant in the lawsuits, and legal costs were not material to performance. During the same fourteen year period of time, in which more than 17 million UTMD finished devices were used, no other UTMD product was the subject of a product liability lawsuit. There are currently no product liability lawsuits in which UTMD is a defendant, and there have been no product liability lawsuits during the last three years.

FORWARD LOOKING INFORMATION

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by management based on information currently available. When used in this document, the words “anticipate,” “believe,” “project,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties stated throughout the document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended. Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and the Company assumes no obligation to update or disclose revisions to those estimates.

ITEM 1A - RISK FACTORS

General risk factors that may impact the Company’s revenues include: the market acceptance of competitive products; administrative practices of group purchasing organizations; obsolescence caused by new technologies; the possible introduction by competitors of new products that claim to have many of the advantages of UTMD’s products at lower prices; the timing and market acceptance of UTMD’s own new product introductions; UTMD’s ability to efficiently and responsively manufacture its products, including the possible effects of lack of performance of suppliers; opportunities in gaining access to important global distribution channels; budgetary constraints; the timing of regulatory approvals for newly developed products; regulatory intervention in current operations; and third party reimbursement of health care costs of patients.

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

The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years. As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for existing products. UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company’s approach or present unreasonable burdens.

Risk factors, in addition to the risks outlined in the previous paragraph and elsewhere in this report that may impact the Company’s assets and liabilities, as well as cash flows, include: risks inherent to companies manufacturing products used in healthcare, including claims resulting from the improper use of devices and other product liability claims; defense of the Company’s intellectual property and infringement claims of others; productive use of assets in generating revenues; management of working capital, including inventory levels required to meet delivery commitments at a minimum cost; and timely collection of accounts receivable.

Additional risk factors that may affect non-operating income include: the continuing viability of the Company’s technology license agreements; actual cash and investment balances; asset dispositions; and acquisition activities that may or may not require external funding.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

Office and Manufacturing Facilities.
The Company's current operations are located in a 100,000 square foot facility in Midvale, Utah, a suburb of Salt Lake City, a 20,000 square foot facility in Redmond, Oregon, and a 77,000 square foot facility in Athlone, County Westmeath, Ireland. UTMD owns its property and facilities in Utah and Ireland, with the exception of a long-term lease on one section of its Midvale parking lot. The Oregon facility is leased.

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

Notwithstanding the foregoing statement, the Company has been involved since 2005, and remains involved, as a defendant in a patent infringement lawsuit with Clinical Innovations Associates (CIA), founded by W. Dean Wallace, formerly President and CEO of UTMD from 1987 to 1992. CIA alleges that a version of Intran Plus with a clear portion of its catheter body infringes U.S. Patent No. 6,231,524, with filing date of May 11, 1999. Intran Plus was first marketed in 1991 under the supervision of Dr. Wallace while he was employed by UTMD, predating organization of, and any patent application by, CIA. The only difference between the original Intran Plus version and the alleged infringing version is a clear catheter body. UTMD believes that clear catheters are obvious in the art in medical device industry. An example of prior art is UTMD’s IUP-075, a dual lumen IUPC with a clear body, which was released for marketing by Dr. Wallace while employed by UTMD. UTMD believes the case is without merit, but needs to protect its reputation from unwarranted claims of a direct competitor. Although the outcome of the lawsuit is not expected to be material to financial results because the number of Intran Plus catheters with clear bodies has been relatively small, the prosecution of the case through discovery and a trial may have some dilutive effect on 2007 financial performance. In 2006, UTMD had $154 in litigation expenses related to this lawsuit which were part of G&A expenses. The trial is currently scheduled for September 2007. If the court rules in UTMD’s favor and agrees that the lawsuit is frivolous, UTMD may be entitled to reimbursement of its legal expenses.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
UTMD's common stock trades on the NASADQ Global Market (symbol:UTMD). The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2006		2005
	High	Low	High	Low
1st Quarter	$33.50	$28.33	$22.80	$20.06
2nd Quarter	32.10	29.50	23.50	20.20
3rd Quarter	33.10	28.25	24.88	22.80
4th Quarter	34.96	31.51	32.80	24.50

Stockholders.
The approximate number of beneficial stockholders of UTMD’s common stock as of March 10, 2007 was 2,800.

Dividends.
On May 10, 2004, UTMD announced that it would resume paying a quarterly cash dividend. The following sets forth cash dividends declared since May 10, 2004:

Record Date	Payable Date	Per Share Amount
June 16, 2004	July 5, 2004	$ 0.15
September 16, 2004	October 5, 2004	0.15
December 16, 2004	January 5, 2005	0.15
March 16, 2005	April 5, 2005	0.15
June 17, 2005	July 5, 2005	$ 0.155
September 16, 2005	October 5, 2005	0.155
December 16, 2005	January 5, 2006	0.17
March 16, 2006	April 5, 2006	0.18
June 16, 2006	July 5, 2006	0.19
September 15, 2006	October 4, 2006	0.20
December 14, 2006	January 4, 2007	0.21

2004 total paid		$ 0.30

2005 total paid		$ 0.61

2006 total paid		$ 0.74

Issuer Purchases of Equity Securities.
The following table details purchases by UTMD of its own securities during fourth quarter 2006.

Period	Total Number of Shares purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
10/01/06 - 10/31/06	-	$ -	-	see (1) below
11/01/06 - 11/30/06	-	-	-
12/01/06 - 12/31/06	9,801	32.81	9,801
Total	9,801	$ 32.81	9,801

(1)  In fourth quarter 2006 UTMD repurchased an aggregate of 9,081 shares of its common stock at an average cost of $32.81 per share pursuant to a continued open market repurchase program instituted in August 1992. Since 1993 through 2006, the Company has repurchased 6,327,356 shares at an average cost of $11.65 per share including broker commissions and fees in open market transactions. In addition, the Company conducted tender offer transactions in which it purchased an additional 2,775,742 shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased over 9.1 million of its shares at an average price of $11.07 per share since 1993. To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.6 million option shares at an average price of $8.88 per share. All options were awarded at the market value of the stock on the date of the award.

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

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2006, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report. The selected consolidated financial data should be read in conjunction with UTMD’s Consolidated Financial Statements and the Notes included elsewhere in this report.

	Year Ended December 31
	2006	2005	2004	2003	2002
Net Sales	$28,753	$27,692	$26,485	$27,137	$27,361
Net Income	8,168	7,547	10,220	20,761	7,165
Earnings Per Common Share (Diluted)	2.02	1.80	2.19	4.25	1.36
Total Assets	44,187	41,642	41,262	49,694	23,387
Working Capital	25,471	22,683	20,194	21,405	5,437
Long-term Debt	4,824	5,336	-	-	4,956
Cash Dividends Per Common Share	0.74	0.61	0.30	None	None

	Quarterly Data for 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$7,104	$7,293	$7,001	$7,355
Gross Profit	4,007	4,077	3,971	4,092
Net Income	2,036	2,059	2,003	2,070
Earnings Per Common Share (Diluted)	.50	.51	.50	.51

	Quarterly Data for 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$6,652	$7,028	$7,001	$7,011
Gross Profit	3,734	4,022	4,014	3,983
Net Income	1,969	1,887	1,789	1,903
Earnings Per Common Share (Diluted)	.46	.45	.44	.46

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollar amounts are in thousands except per-share amounts, and where noted.

The following comments should be read in conjunction with the accompanying financial statements.

Productivity of Assets and Working Capital.
a)  Assets. Year-end 2006 total assets were $44,187, compared to $41,642 in 2005. The increase was due essentially to an increase in cash and investment balances allowed by a substantial decrease in inventories and receivables coupled with continued excellent operating profitability. The 2006 productivity of total assets (= average total asset turns; total sales divided by average total assets for the year) was consistent with 2005, with both years’ productivity diluted by the large cash-equivalent balances. Year-end 2006 and 2005 cash and investment balances were $21,049 and $17,453 respectively, representing 48% and 42% of total assets. Year-end cash and investment balances increased $3,596 after UTMD paid $2,902 in shareholder dividends, $2,094 in share repurchases, $2,700 to meet optionee tax withholding requirements on options exercised in return for option shares, and $1,057 in principal repayments for the Ireland loan. Excluding average cash and investment balances, average total asset turns in 2006 and 2005 were 1.22 and 1.14 respectively. In 2007, total assets excluding cash and investment balances will continue to be substantially less than annual sales, which benefits return on average shareholders equity (ROE). Improvement in total asset turns (including cash and investments) will depend on the timing of deployment of excess cash and investment balances.

Property, plant and equipment (PP&E) assets are comprised of Utah, Oregon and Ireland manufacturing molds, production tooling and equipment, test equipment, computer/ communications equipment and software, and the Utah and Ireland facilities. UTMD leases the Oregon facility as a result of the 1997 CMI acquisition, and a portion of its Midvale, Utah parking lot. In 2006, net PP&E (depreciated book value) increased $171 despite the fact that actual depreciation of assets exceeded new capital expenditures by $251. The increase in net PP&E was due to currency exchange translation of book value of Ireland assets which appreciated in U.S. dollar value terms because of a weaker USD compared to the Euro. Even with the weaker USD, consolidated PP&E balances increased at a slower rate than the increase in sales, resulting in significantly higher PP&E turns. The current book value of consolidated PP&E is 34% of actual acquisition cost, which means that the continued productivity of the company’s fixed assets will remain a source of future profitability, given that PP&E is in good working order and capable of supporting increased sales activity. In 2007, depreciation of fixed assets should again equal or exceed new PP&E purchases required to sustain current operations.

Average inventory turns in 2006 increased to 4.0 from 3.9 in 2005, meeting management’s continuing objective for inventory turns for the first time since losing the Baxter OEM supply business ten years ago. The improved turns were the result of a combination of 4% higher sales and 8% lower inventories compared to the end of 2005. Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances increased $37 or about 1% at the same time that 2006 sales activity increased 4%, improving average days in A/R on December 31, 2006 to 43 days, based on 4Q 2006 shipments, compared to 45 days at the end of 2005. This performance remained well within management’s continuing objective of 55 days. A/R over 90 days from invoice date at year-end 2006 were 6% of A/R, up from 5% at the end of the prior year. The Company believes the older A/R will be collected or are within its reserve balances for uncollectible accounts.

Working capital at year-end 2006 was $25,030 compared to $22,230 at year-end 2005. Both of these amounts exceed working capital needs for growth in normal operations. UTMD’s current ratio increased to 8.4 from 7.1, mainly due to increases in cash and investments. Since the large majority of the working capital balance is excess cash (and cash investments), the current ratio going forward in 2007 will depend primarily upon the timing and extent of use of existing cash and investment balances. The other current asset and current liability components of working capital are expected to remain within management objectives, consistent with 2006 and earlier years.

Net (after accumulated amortization) intangible assets, which are comprised of goodwill resulting from acquisitions and the costs of obtaining patents and other intellectual property including technology rights, were $7,445 at the end of 2006 compared to $7,624 sat the end of 2005. The goodwill balance of $7,191, reduced 24% from time of acquisition, is the result of three acquisitions in 1997, 1998 and 2004 which were made in cash at conservative valuations. The reduction was goodwill amortization as a result of UTMD using previous GAAP through 2001 for the purchase method of acquisition accounting. Under current GAAP, goodwill is not expensed unless and until the market value of the acquired entity becomes impaired. The three acquisitions continue to be viable parts of UTMD’s overall business, representing 33% of total sales in 2006. UTMD does not expect the goodwill value of the acquisitions to become impaired in 2007. Other intangible assets decreased $179 in 2006. Of that decline, $130 resulted from sale of intellectual property rights, which had no impact on the income statement. The remaining $49 decrease was the result of amortization expense. Net intangible assets at the end of 2006 represented 17% of total assets compared to 18% at the end of 2005.

Liabilities. UTMD’s current liabilities decreased $235, and total liabilities decreased $713, from the end of 2005 to the end of 2006. The resulting 2006-ending total debt ratio was 18% of total assets, down from a total debt ratio of 21% at the end of 2005. Current liabilities declined because of a normal fluctuation in timing of payments of accounts payable and accrued liabilities. The long term Ireland note payable, which is denominated in Euros, declined just $512 in book value despite actual principal payments of $1,057 because of the decline in the value of the USD. In Euros, the note declined from €4,500 at the beginning of 2006 to €3,672 at the end of 2006. As a reminder to shareholders, the note was initiated in December 2005 to finance repatriation of profits achieved in Ireland since 1996 under The American Jobs Creation Act of 2004. UTMD Ltd. plans to repay this note from profits generated in Ireland over about the next four years. In addition to liabilities, UTMD has operating lease and purchase obligations described in note 7.

Results of Operations.
a)  Revenues. Global consolidated sales increased 4% in 2006 compared to the prior year. Foreign (international) sales increased 16%. Increases and decreases in U.S. (domestic) sales categories essentially offset each other.

Domestic sales were $21,363 in 2006 compared to $21,301 in 2005 and $20,456 in 2004. UTMD divides its domestic sales into two distribution channels: “direct sales” which are sales to end user customers by UTMD’s direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and “OEM sales” which are component sales to other companies where products are packaged and resold as part of another company’s finished product offerings. As a percentage of total domestic sales, direct sales in 2006 were 94% of domestic sales compared to 94% in 2005 and 93% in 2004. Therefore domestic OEM sales were 6% of domestic sales in both 2006 and 2005, and 7% of domestic sales in 2004. 2006 domestic OEM sales were up 6% at $1,342 in 2006, compared to $1,268 in 2005 and $1,491 in 2004. Domestic direct sales in 2006 were essentially the same as in 2005, and represented 70% of global consolidated sales in 2006 compared to 72% in both 2005 and 2004.

International sales were $7,390 in 2006 compared to $6,392 in 2005 and $6,028 in 2004, and were 26% of global consolidated sales in 2006 compared to 23% in both 2005 and 2004. Of the 2006 international sales, 53% were distributed to customers in Europe, compared to 55% in 2005 and 60% in 2004. Ireland operations (UTMD Ltd.) shipped 52% of international sales (in USD terms) in 2006, compared to 57% in 2005 and 59% in 2004. UTMD Ltd. 2006 shipments, including intercompany sales of subassemblies to Midvale, were up 12% in Euro terms and up 13% in USD terms compared to 2005.

UTMD groups its sales into four general product-line categories: 1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician and patient safety; 2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease including LETZ, endometrial sampling, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools; 3) neonatal care, comprised of devices that provide developmentally-friendly care to the most critically ill babies including providing vascular access, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized components as well as molded parts sold on an OEM basis to other companies. In these four categories, UTMD’s primary revenue contributors often enjoy a dominant market share and may have differentiated product features protected by patents.

Global revenues by product category:
	2006	%	2005	%	2004	%
Obstetrics	$9,371	33	$9,774	36	$10,918	41
Gynecology/ Electrosurgery/ Urology	6,106	21	5,397	19	5,142	19
Neonatal	7,073	25	6,475	23	4,134	16
Blood Pressure Monitoring and Accessories*	6,203	21	6,046	22	6,292	24
Total:	$28,753	100	$27,692	100	$26,485	100
*includes molded components sold to OEM customers.

International revenues by product category:
	2006	%	2005	%	2004	%
Obstetrics	$764	10	$593	9	$774	13
Gynecology/ Electrosurgery/ Urology	1,820	25	1,199	19	966	16
Neonatal	525	7	400	6	278	5
Blood Pressure Monitoring and Accessories*	4,281	58	4,200	66	4,010	66
Total:	$7,390	100	$6,392	100	$6,028	100
*includes molded components sold to OEM customers.

As a brief explanation of revenues in the above tables,
1.  Of the $403 decline in total obstetrics sales in 2006, $108 was from lower sales of vacuum-assisted delivery systems (VADS), a 9% decline, and $320 from lower IUPC sales, a 4% decline. The lower VADS and IUPC sales resulted primarily from a trend in obstetrics practice that favors abdominal operative deliveries over vaginal operative deliveries because of medical malpractice litigation risk, and increased competition including effects of GPO product bundling agreements. Cheaper priced, less clinically-effective products represent significant competition where hospital administrators are constrained by GPO contracts or may not take the total cost of care into consideration, including increased risk of complications and utilization rates.

2.  Gynecology/ electrosurgery/ urology product sales increased $711 or 13%, with 80% of the increase coming from higher electrosurgical generator and electrode sales.

3.  Consolidated global neonatal product sales increased $598 or 9% in 2006. The international portion of neonatal product sales grew 31%, and represented 21% of the increase.

4.  Domestic blood pressure monitoring and accessories (BPM) sales increased 4%, while international BPM sales increased 2%.

Looking forward to 2007, UTMD’s improvement in sales depends on its continued ability to maintain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are increasingly making the product decisions through the use of anticompetitive GPOs contracts, continued expansion in clinical acceptance of its newer specialty products, release of new products after FDA concurrence with premarketing submissions and continued development of UTMD’s international distribution channels. Excluding the possibility of addition of a product line with established sales, management projects a 3% overall revenue increase in 2007.

b)  Gross Profit. UTMD’s 2006 gross profit, the surplus after subtracting costs of manufacturing, inspecting, packaging, sterilizing and shipping products (CGS) from net revenues, was $16,147 compared to $15,753 in 2005 and $15,066 in 2004. Gross profit margins (GPMs), gross profits expressed as a percentage of net sales, were 56.2% in 2006 compared to 56.9% in both 2005 and 2004. The lower GPM in 2006 reflects inflation in wages and raw material cost, particularly in Ireland where at the same time costs increased, unit sales prices declined in USD terms because of a weaker Dollar. In addition, from a sales channel mix perspective, the 2006 increase in sales came predominantly from international sales at relatively lower than average unit selling prices. UTMD continues to retain facilities and other manufacturing capabilities in excess of its needs. As a result, it projects that the dilution of fixed overhead costs that will occur with increased sales in 2007 will help mitigate a continuing expected increase in incremental direct material and labor costs together with some competitive pressure on prices. Also, the company will move much of the intercompany work performed in Ireland during the last few years back to the U.S. and offset the loss of that work in Ireland with expected continued increases in international trade sales, yielding an overall GPM in 2007 comparable to 2006.

OEM sales are sales of UTMD components and subassemblies that are marketed by other companies as part of their product offerings. UTMD utilizes OEM sales as a means to help maximize utilization of its capabilities established to satisfy its direct sales business. As a general rule, prices for OEM sales expressed as a multiple of direct variable manufacturing expenses are lower than for direct sales because, in the OEM and international channels, UTMD’s business partners incur significant expenses of sales and marketing. Because of UTMD’s small size and period-to-period fluctuations in OEM business activity, allocations of fixed manufacturing overhead expenses cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.

c)  Operating Profit. Operating profit, or income from operations, is the surplus after operating expenses are subtracted from gross profits. Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses. Combined operating expenses were $5,312 in 2006, compared to $6,516 in 2005 and $5,807 in 2004. In 2004, operating profit includes other operating income, net of associated expenses, resulting from UTMD’s patent infringement victory over Tyco. Litigation expenses are included as part of G&A expenses. The decline in total operating expenses in 2006 was due primarily to the favorable conclusion of the FDA litigation in late 2005, as noted in the table below:

	2006	2005	2004
R&D expenses	$316	$320	$292
S&M expenses	2,272	2,214	2,253
G&A - FDA litigation expenses	-	1,527	850
G&A - stock option expense	140	-	-
G&A - all other expenses	2,585	2,454	2,412
G&A expenses - total	2,725	3,981	3,262
Total operating expenses	$5,312	$6,516	$5,807

Operating profits in 2006 were $10,835. UTMD’s operating profit margin (operating profits divided by total sales) was 37.7% in 2006, compared to 33.4% in 2005 and 57.8% in 2004. The 2005 and 2004 margins do not correlate to sales since there were substantial expenses and/or other income in those two years that were unrelated to sales. Excluding the other operating income related to patent infringement damages and FDA litigation expenses, operating profits would have been $10,764 and $10,109, and operating profit margins would have been 38.9% and 38.2%, in 2005 and 2004 respectively, which management believes is a better measure of operating profits relative to sales activity in the prior two years. Looking forward to 2007, UTMD expects to control operating expenses, excluding consideration for litigation expenses which are less predictable, at a level below 19% of sales, yielding a 2007 operating profit margin consistent with 2006.

i)    S&M expenses: S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, processing orders and funding GPO fees. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users. The largest component of S&M expenses is the cost of directly employing representatives that provide customer support coverage across the U.S. As a percent of total sales, S&M operating expenses were 7.9% in 2006, 8.0% in 2005 and 8.5% in 2004. In 2007, UTMD intends to continue to manage S&M expenses to less than 9% of total sales.

ii)   R&D expenses: R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing premarketing regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. As a percent of sales, R&D expenses were 1.1% in 2006 compared to 1.2% in 2005 and 1.1% in 2004. In 2007, UTMD will opportunistically invest in R&D in order to reinvigorate its product development pipeline.

iii)  G&A expenses: G&A expenses include the “front office” functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, risk management, protection of intellectual property, and legal costs. Starting in 2006, G&A expenses also included estimated stock option compensation expense, which was $140, as required by new accounting rules. In addition to employing the personnel required to coordinate or manage those “front office” functions, G&A expenses include outside director fees and costs, outside legal counsels’ and litigation experts’ fees, independent accounting audit fees including auditing for internal controls under SOX 404, 401(k) Plan administration, NASDAQ exchange fees, write-offs of uncollectible receivables, general business insurance and corporate contributions to charitable organizations. Aggregate G&A expenses as a percent of sales were 9.5% in 2006, 14.4% in 2005 and 12.3% in 2004. G&A expenses excluding all litigation expenses were 8.7%, 8.4% and 9.1% of sales in 2006, 2005 and 2004, respectively, which may provide a clearer comparison of G&A expense ratios. Total litigation expenses in the three years of 2004-2006 were $2,728, of which the expenses associated with the unwarranted FDA lawsuit were $2,453. The $275 balance was due to expenses associated with defense or prosecution of patent infringement claims. There were no litigation expenses during the three years related to product liability. UTMD plans to hold G&A expenses at a level about 9% of 2007 sales, excluding any currently unexpected significant litigation costs.

iv)  Other operating income: Other operating income in 2004 resulted from UTMD’s patent infringement victory over Tyco. In January 2004, the Company received a payment of $30,944 in damages and interest resulting from a 2002 District Federal Court judgment, and a post judgment settlement. The Company recognized other operating income of $6,060 in first quarter 2004 and $23,992 (net of expenses) in fourth quarter 2003. In 2007, an unexpected favorable result would occur if the government does the right thing and accepts UTMD’s claims for damages for the FDA’s abuse of process in 2001-2005.

d)  Non-operating Income, Non-operating Expense and EBT. Non-operating income includes royalties from licensing UTMD’s technology to other companies, rent from leasing underutilized property to others, income earned from investing the Company’s excess cash and gains or losses from the sale of assets, offset by non-operating expenses which include interest expenses and bank fees. Non-operating income was $1,582 in 2006, $977 in 2005 and $798 in 2004. The significant increase in 2006 resulted from capital gains, corporate dividends and interest from UTMD investing its excess cash which exceeded 2005. Royalties received were $450 in all three years, which came from one source. The licensed patents for which the royalties were received are due to expire in mid-2008. In 2006, UTMD paid $255 for interest compared to $10 in 2005 and none in 2004. The interest in 2006 and 2005 resulted from borrowing €4.5 million ($5,336) in December 2005 to facilitate the repatriation in 2005 of profits generated by UTMD’s Ireland operations since 1996. UTMD expects interest expense of about $258 in 2007 as a result of the Ireland note payable. Although average loan balances will be lower in 2007, the interest rate will be higher and UTMD expects the average conversion rate of the USD from the Euro will be weaker than in 2006, resulting in about the same amount of USD interest. Management expects 2007 non-operating income will be about $360 lower in 2007 than in 2006 because the Company’s cash is now invested solely in short-term money market instruments. In 2006, UTMD realized $520 in capital gains when liquidating its investments in equities. The actual amount of 2007 non-operating income may be even lower if UTMD utilizes excess cash for an acquisition, unexpected litigation costs or substantial share repurchases.

Earnings before income taxes (EBT) result from adding UTMD’s non-operating income to its operating profits. EBT was $12,418 in 2006 compared to $10,214 in 2005 and $16,117 in 2004. EBT margin is EBT divided by total sales. UTMD’s EBT margin was 43.2%, 36.9% and 60.9% in 2006, 2005 and 2004, respectively. Excluding the Tyco income, the 2004 EBT margin would have been 38.0%, which management believes is a better indicator of EBT in that year. Given 2007 projections as previously noted, management is targeting 2007 EBT about the same as 2006, as the expected lower non-operating income will be offset by higher consolidated operating profits.

e)  Net Income, EPS and ROE. Net income is EBT minus income taxes, often called the “bottom line”. Net income was $8,168, $7,547 and $10,220 in 2006, 2005 and 2004, respectively. The effective income tax rate was 34.2%, 26.1% and 36.6% respectively. The significantly lower income tax provision in 2005 was a result of The American Jobs Creation Act of 2004 (the Act) enacted in October 2004 which allowed a temporary tax deduction on repatriated foreign earnings accomplished in 2005. Prior to 2005, UTMD included a deferred tax liability in reported results, anticipating that profits generated by its Ireland facility would eventually be repatriated, triggering U.S. income taxes. Also, UTMD recorded a favorable deferred tax liability adjustment after the conclusion of an IRS audit in 3Q 2005. These were non-recurring tax benefits limited to the year 2005 which provided the much lower tax provision in that year. Other year to year fluctuations in the tax rate may result from: 1) variations in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products and a 25% rate on rental income; 2) extraterritorial income (ETI) exclusions; 3) higher marginal tax rates for EBT above $10 million; and 4) other factors such as R&D tax credits. Management expects the consolidated income tax rate to increase in 2007 because the ETI exclusion has been repealed.

UTMD’s net income expressed as a percentage of sales was 28.4%, 27.3% and 38.6% for years 2006, 2005 and 2004, respectively. UTMD’s profitability has consistently ranked in the top performance tier of all U.S. publicly-traded companies, and has been a primary driver for UTMD’s past excellent returns on shareholders’ equity (ROE).

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Diluted EPS were $2.02, $1.80 and $2.19 in 2006, 2005 and 2004, respectively. UTMD’s EPS has grown at an annually compounded rate of 17% per year during the nine years since 1997.

The end of 2006 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,043 (in thousands) compared to 4,192 shares in 2005 and 4,675 shares in 2004. Dilution for “in the money” unexercised options for the year 2006 was 100 (in thousands) shares compared to 230 in 2005 and 276 in 2004. The total number of options outstanding at year-end 2006 declined 58% from year-end 2005. Dilution decreased in 2006 from 2005 because the average number of options outstanding decreased substantially, even though a higher average share price in the stock market increased the dilution effect of each option. Actual outstanding common shares as of December 31, 2006 were 3,944,000.

Return on shareholders’ equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholders’ equity during the applicable time period. ROE includes balance sheet measures as well as income statement measures. ROE in 2006 was 15% (24% before dividends), the same as in 2005. Compared to 2005 and 2004, ROE in 2006 was helped by lower litigation costs. A higher net profit margin in 2006 was offset by higher dividends to shareholders and lower financial leverage. Asset turns remained about the same. ROE in 2005 was 15% (22% before dividends) and 24% (28% before dividends) in 2004. The 2004 ROE was aided by Tyco patent infringement damages. UTMD’s ROE (before dividends) has averaged 32% per year over the last 21 years. This ratio determines how fast the Company can afford to grow without diluting shareholder interests. For example, a 30% ROE will financially support 30% annual growth in revenues without issuing more stock.

Looking forward, unless UTMD utilizes its cash to make an acquisition or repurchase shares, 2007 ROE will be lower than 2006 because net profitability is projected to remain about the same while average shareholders’ equity and dividends increase and asset turns and financial leverage decrease. Retaining a high cash balance which returns only about 5% dilutes overall ROE.

Liquidity and Capital Resources.
Cash Flows.
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, totaled $10,853 in 2006 compared to $6,451 in 2005 and $27,459 in 2004. Compared to 2005, net cash provided by operating activities was enhanced in 2006 by an increase of $621 in net profits, a substantial tax benefit of $2,450 from the exercise of employee options (compared to $936 in 2005 and $446 in 2004) and excellent balance sheet management by decreasing inventories, receivables and other current assets in the presence of higher sales activity. In 2004, the major contributor was a receivable of about $25 million from Tyco International for patent infringement.

The Company’s use of cash for investing activities was primarily as a result of purchases of liquid investments, in an effort to maximize returns on excess cash balances while maintaining safety and liquidity. UTMD expended $6,600 in 2006 on such purchases, compared to $10,600 in 2005 and $22,103 in 2004. In 2006, UTMD received $4,306 from selling short-term investments, compared to $9,045 in 2005 and $8,202 in 2004. No cash acquisitions were made in 2006 or 2005. UTMD invested $1,012 in second quarter 2004 to acquire Abcorp, Inc., its vendor for fetal monitoring belts. Please see the table under Supplemental Disclosure of Cash Flow Information for more detail of the Abcorp assets purchased.

In 2006, UTMD received $627 and issued 155,823 shares of stock upon the exercise of employee and director stock options. Employees and directors exercised a total of 324,548 option shares in 2006, with 168,725 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options and related tax withholding subject to statutory limitations. UTMD paid $2,700 in 2006 to meet tax withholding requirements on options exercised. UTMD repurchased 68,565 shares of stock in the open market at a cost of $2,094 during 2006. Option exercises in 2006 were at an average price of $10.50 per share. Share repurchases in the open market were at an average cost of $31.00 per share, including commissions and fees. In comparison, in 2005 UTMD received $858 from issuing 123,478 shares of stock on the exercise of employee and director stock options, including 83,655 shares retired upon employees and directors trading those shares in payment of the stock option exercise price and related tax withholding. In 2004, the Company received $1,111 from issuing 117,482 shares of stock on the exercise of employee and director stock options, including 5,426 shares retired upon employees trading those shares in payment of the stock option exercise price.

In December 2005, UTMD’s foreign subsidiary borrowed €4.5 million ($5,336) to finance repatriation (from Ireland to the U.S.) of profits achieved since 1996 under The American Jobs Creation Act of 2004. UTMD did not borrow during 2006 or 2004. In 2006, UTMD made repayments of $1,057 on the Ireland note. Although UTMD has not borrowed under its revolving line of credit since it paid off the balance in 2003, the line of credit is used to guarantee the current Ireland loan in order to achieve the most favorable credit terms.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans. Planned 2007 capital expenditures are expected to be less than $600 to keep facilities, equipment and tooling in good working order. In addition, UTMD may use cash in 2007 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases if the price of the stock becomes undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance. The revolving line of credit will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time not otherwise available from existing cash and investment balances.

In summary, management plans to utilize cash not needed to support normal operations in one or a combination of the following: 1) to make investments in new technology and/or processes; 2) to acquire a product line that will augment revenue growth and better utilize UTMD’s existing infrastructure; and/or 3) to repurchase UTMD shares in the open marketplace.

Management's Outlook.
In summary, in 2007 UTMD plans to
1)	retain the significant U.S. market shares of key products, and continue growth of newer products;
2)	add proprietary products helpful to clinicians through internal new product development;
3)	continue to disproportionately increase international sales;
4)	make effective adjustments to intracompany manufacturing operations to minimize consolidated manufacturing costs;
5)	continue outstanding overall financial operating performance;
6)	look for new acquisitions to augment sales growth; and
7)	utilize current cash balances in shareholders’ best long-term interest.

The reliability and performance of UTMD’s products is high and represent significant clinical benefits while providing minimum total cost of care. Physicians do care about the well-being of their patients, but their time is limited to evaluate choices, and they have hospital administrators to deal with who often look at the initial price of a product without understanding the total cost of care which includes risk of unwanted complications and unnecessary utilization.

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

Looking back five years from the end of 2006 to the end of 2001, UTMD’s EPS have increased 77% while the year-ending share price has more than doubled (up 142%). In comparison, the NASDAQ Composite, S&P 500 Index and DJIA indices were all up only about 24% over that same time span. Over the most recent five year period, UTMD’s share price appreciated six times the rate of increase of the major indices, providing long term shareholders with excellent returns.

In 2006, while the year ending share price only increased 3%, UTMD increased dividends/share paid to shareholders by 21%, and decreased outstanding unexercised options by 58%. Diluted shares outstanding declined about 4%. This was achieved in 2006 by UTMD again demonstrating a high positive cash flow by meeting its operational goals, managing working capital effectively and keeping new capital expenditures below the rate of depreciation of existing assets. UTMD’s balance sheet is strong enough to be able to finance a substantial acquisition in 2007 without issuing stock, should an attractive one become available. In considering acquisitions, UTMD looks to acquire successful companies, products or technologies that will enhance its specialist focus, but not significantly increase its business risk and not dilute its financial performance.

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

Accounting Policy Changes.
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 will be effective for UTMD starting in First Quarter 2007, with the cumulative effect of the change, if material, recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of FIN 48 on the consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in Ireland denominated in the Euro, and sold products under agreements denominated in various Western European currencies. The Euro and other currencies have been and are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate for the Euro was .7611, .8433 and .7335 per U.S. Dollar as of December 31, 2006, 2005 and 2004, respectively. Please see Note 1 in Item, 8, below under “Translation of Foreign Currencies” for more information. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company's independent registered public accounting firm, Jones Simkins, P.C., has audited management's assessment of the Company's internal control over financial reporting as of December 31, 2006, and their report is shown on the next page.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited management's assessment, included in the accompanying report titled Management’s Report on Internal Control Over Financial Reporting, that Utah Medical Products, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Utah Medical Products, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Utah Medical Products, Inc., and our report dated March 8, 2007 expressed an unqualified opinion.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Utah Medical Products, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
March 8, 2007

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2006 and 2005
(In thousands)

ASSETS	2006	2005
Current assets:
Cash	$610	$703
Investments, available-for-sale (note 3)	20,439	16,750
Accounts and other receivables, net (note 2)	3,746	4,418
Inventories (note 2)	3,037	3,305
Prepaid expenses and other current assets	274	280
Deferred income taxes (note 8)	305	402
Total current assets	28,411	25,858

Property and equipment, net (note 4)	8,331	8,160

Goodwill	7,191	7,191

Other intangible assets - net (note 2)	254	433

Total assets	$44,187	$41,642

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$599	$757
Accrued expenses (note 2)	2,341	2,418
Current portion of note payable (note 5)	441	453
Total current liabilities	3,381	3,628

Note payable (note 6)	4,383	4,883
Deferred income taxes (note 8)	308	274
Total liabilities	8,072	8,785
Commitments and contingencies (notes 7 and 11)	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000 shares authorized, issued 3,944 shares in 2006 and 3,856 shares in 2005	39	39
Accumulated other comprehensive income	(720)	(495)
Retained earnings	36,796	33,314
Total stockholders' equity	36,115	32,857

Total liabilities and stockholders' equity	$44,187	$41,642

See accompanying notes to financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	2006	2005	2004
Sales, net (notes 10 and 11)	$28,753	$27,692	$26,485
Cost of goods sold (notes 10 and 11)	12,606	11,939	11,419
Gross margin	16,147	15,753	15,066

Operating income (expense):
Sales and marketing expense	(2,272)	(2,214)	(2,253)
Research and development expense	(316)	(320)	(292)
General and administrative expense	(2,725)	(3,981)	(3,262)
Other operating income (note 12)	-	-	6,060
Operating income	10,835	9,237	15,320

Other income (expense):
Dividend and interest income	862	398	238
Royalty income	450	450	450
Interest expense	(255)	(10)	-
Other, net	525	139	110
Income before provision for income taxes	12,418	10,214	16,117

Provison for income taxes (note 8)	4,250	2,667	5,897
Net income	$8,168	$7,547	$10,220

Earnings per common share (basic) (notes 1 and 2):	$2.07	$1.91	$2.32

Earnings per common share (diluted) (notes 1 and 2):	$2.02	$1.80	$2.19

Other comprehensive income:
Foreign currency translation net of taxes of $(36), $(153) and $107	$(75)	$(502)	$222
Unrealized gain (loss) on investments net of taxes of $(69), $(42) and $100	(109)	(65)	157
Total comprehensive income	$7,984	$6,980	$10,599

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$8,168	$7,547	$10,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	634	676	809
Gain on investments	(1,375)	(70)	(52)
Provision for (recovery of) losses on accounts receivable	29	(4)	3
(Gain) Loss on disposal of assets	-	(5)	5
Deferred income taxes	118	(129)	75
Stock-based compensation expense	140	-	-
Tax benefit attributable to exercise of stock options	2,450	936	446
(Increase) decrease in:
Accounts receivable	(37)	(51)	(226)
Accrued interest and other receivables	709	(770)	(191)
Inventories	35	(573)	437
Prepaid expenses and other current assets	1	(13)	(43)
Litigation receivable	-	-	24,884
Increase (decrease) in:
Accounts payable	74	81	312
Accrued expenses	(92)	(1,175)	(9,220)
Net cash provided by operating activities	10,853	6,451	27,459

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(334)	(345)	(411)
Intangible assets	-	-	(10)
Purchases of investments	(6,600)	(10,600)	(22,103)
Proceeds from the sale of:
Investments	4,306	9,045	8,202
Property and equipment	-	5	-
Net cash paid in acquisition	-	-	(1,012)
Net cash used in investing activities	(2,628)	(1,895)	(15,334)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	627	858	1,111
Common stock purchased and retired	(2,094)	(8,604)	(10,692)
Common stock purchased and retired - options	(2,700)	(833)	(6)
Proceeds from note payable	-	5,336	-
Repayments of note payable	(1,057)	-	-
Dividends paid	(2,902)	(2,445)	(1,331)
Net cash used in financing activities	(8,126)	(5,687)	(10,918)

Effect of exchange rate changes on cash	(191)	16	(151)

Net increase (decrease) in cash and cash equivalents	(92)	(1,116)	1,056

Cash at beginning of year	703	1,818	762

Cash at end of year	$610	$703	$1,818

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2006, 2005 and 2004
(In thousands)
Continued

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
	2006	2005	2004
Cash paid during the year for:
Income taxes	$1,866	$2,915	$14,294
Interest	255	10	-

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

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2003	4,544	$45	$-	$(260)	$36,747	$36,532
Shares issued upon exercise of employee stock options for cash	123	1	1,234	-	-	1,235
Shares received and retired upon exercise of stock options	(5)	(0)	(124)	-	-	(124)
Tax benefit attributable to appreciation of stock options	-	-	446	-	-	446
Common stock purchased and retired	(557)	(5)	(1,556)	-	(9,130)	(10,691)
Foreign currency translation adjustment	-	-	-	329	-	329
Unrealized holding gain from investments, available-for-sale, net of taxes	-	-	-	157	-	157
Common stock dividends	-	-	-	-	(1,947)	(1,947)
Net income	-	-	-	-	10,220	10,220
Balance at December 31, 2004	4,105	$41	$-	$226	$35,890	$36,157
Shares issued upon exercise of employee stock options for cash	207	2	2,420	-	-	2,422
Shares received and retired upon exercise of stock options	(84)	(1)	(2,395)	-	-	(2,396)
Tax benefit attributable to appreciation of stock options	-	-	936	-	-	936
Common stock purchased and retired	(373)	(4)	(960)	-	(7,640)	(8,604)
Foreign currency translation adjustment	-	-	-	(654)	-	(654)
Unrealized holding loss from investments, available-for-sale, net of taxes	-	-	-	(67)	-	(67)
Common stock dividends	-	-	-	-	(2,484)	(2,484)
Net income	-	-	-	-	7,547	7,547
Balance at December 31, 2005	3,856	$39	$-	$(495)	$33,314	$32,857
Shares issued upon exercise of employee stock options for cash	325	3	3,406	-	-	3,409
Shares received and retired upon exercise of stock options	(169)	(2)	(5,481)	-	-	(5,483)
Tax benefit attributable to appreciation of stock options	-	-	2,450	-	-	2,450
Stock option compensation expense	-	-	140	-	-	140
Common stock purchased and retired	(69)	(1)	(515)	-	(1,610)	(2,125)
Foreign currency translation adjustment	-	-	-	(116)	-	(116)
Unrealized holding loss from investments, available-for-sale, net of taxes	-	-	-	(109)	-	(109)
Common stock dividends	-	-	-	-	(3,076)	(3,076)
Net income	-	-	-	-	8,168	8,168
Balance at December 31, 2006	3,944	$39	$-	$(720)	$36,796	$36,115

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

Investments

The Company classifies its investments as “available for sale.” Securities classified as “available for sale” are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income. Declines in fair value below cost that are other than temporary are included in operations. As of December 31, 2006 all of the Company’s investments are held in Fidelity Cash Reserves (FDRXX).

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

The Company's customer base consists of hospitals, medical product distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies. Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2006.

The Company maintains its cash in bank deposit accounts in addition to Fidelity Investments accounts. The Company has not experienced any losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalent balances.

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

Revenue Recognition

The Company recognizes revenue at the time of shipment as title generally passes to the customer at the time of shipment. Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to completion of an order. Revenue from product and service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured. There are circumstances under which revenue may be recognized when product is not shipped, which meet the criteria of SAB 104: the Company provides engineering services, for example, design and production of manufacturing tooling that may be used in subsequent UTMD manufacturing of custom components for other companies. This revenue is recognized when UTMD’s service has been completed according to a fixed contractual agreement.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” whereby deferred taxes are computed under the asset and liability method.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies (continued)

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business. The Company maintains a reserve for legal costs which are probable and estimated based on its previous experience. The reserve for legal costs at December 31, 2006 and 2005 was $66 and $125, respectively (see Note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2006	2005	2004

Weighted average number of shares outstanding - basic	3,943	3,962	4,399
Dilutive effect of stock options	100	230	276

Weighted average number of shares outstanding, assuming dilution	4,043	4,192	4,675

Stock-Based Compensation
At December 31, 2006, the Company has stock-based employee compensation plans, which are described more fully in Note 9. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. In 2006, the Company recognized $140 in compensation cost related to adoption of the statement. Prior to December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost was recognized in the financial statements prior to 2006, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

A comparison of reported net income for the last three years, and pro forma net income for 2005 and 2004, including effects of expensing stock options, follows.

	Years ended December 31,
	2006	2005	2004

Net income, as reported	$8,168	$7,547	$10,220
Earnings per share, as reported
Basic	2.07	1.91	2.32
Diluted	2.02	1.80	2.19
Stock option expense included in calculation of net income	140	-	-

Pro forma effects
Stock option expense not included in net income, net of related tax effects		$869	$388
Net income on a pro forma basis		6,678	9,832
Earnings per share on a pro forma basis
Basic		1.69	2.24
Diluted		1.59	2.10

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

Options to purchase 124,800 shares become fully exercisable on December 1, 2005 as a result of the vesting acceleration. Exercise prices of the options accelerated are $24.02 and $25.59 per share. These options previously became fully vested on October 1, 2007 and January 1, 2008. The Company took this action to avoid an accounting charge (as compensation expense) for these options starting in 2006, as required by FAS 123R. The increase in pro forma compensation expense in 2005, as shown above, is a result of the vesting acceleration.

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

Reclassifications

This report reclassifies $453 from note payable to current portion of note payable on the balance sheet at December 31, 2005 to reflect minimum required principal payments on the note during 2006.

Note 2 - Detail of Certain Balance Sheet Accounts

	December 31,
	2006	2005
Accounts and other receivables:
Accounts receivable	$3,607	$3,542
Income tax receivable	212	783
Accrued interest and other	28	166
Less allowance for doubtful accounts	(101)	(73)
	$3,746	$4,418

Inventories:
Finished products	$1,002	$1,058
Work-in-process	984	657
Raw materials	1,051	1,590
	$3,037	$3,305

Other intangible assets:
Patents	$1,896	$2,025
License rights	293	293
Trademarks	224	224
Non-compete agreements	175	175
	2,588	2,717
Accumulated amortization	(2,334)	(2,284)
	$254	$433

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 2 - Detail of Certain Balance Sheet Accounts (continued)

	December 31,
	2006	2005
Accrued expenses:
Income taxes payable	$36	$45
Payroll and payroll taxes	948	949
Reserve for litigation costs	66	125
Dividends payable	829	658
Other	462	641
	$2,341	$2,418

Note 3 - Investments

The Company’s investments, classified as available-for-sale consist of the following:

	December 31,
	2006	2005

Investments, at cost	$20,439	$16,571
Equity securities:
-Unrealized holding gains	-	298
-Unrealized holding (losses)	-	(119)

Investments, at fair value	$20,439	$16,750

Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	December 31,
	2006	2005

Balance, beginning of year	$109	$176
Gross unrealized holding gains, net of (losses), in equity securities	(179)	(110)
Deferred income taxes on unrealized holding gain	70	43

Balance, end of year	$-	$109

During 2006, 2005 and 2004, UTMD had proceeds from sales of available-for-sale securities of $4,306, $9,045 and $8,202, respectively and associated realized gains of $1,375, $70 and $52, respectively. UTMD uses the specific identification method to calculate its realized gains.

Note 4 - Property and Equipment

Property and equipment consists of the following:

	December 31,
	2006	2005

Land	$1,072	$1,028
Buildings and improvements	9,216	8,631
Furniture, equipment and tooling	14,141	13,781
Construction-in-progress	115	179
	24,544	23,619

Accumulated depreciation and amortization	(16,213)	(15,459)

	$8,331	$8,160

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 4 - Property and Equipment (continued)

Included in the Company’s consolidated balance sheet are the assets of its manufacturing facilities in Utah, Oregon and Ireland. Property and equipment, by location, are as follows:

	December 31, 2006
	Utah	Oregon	Ireland	Total

Land	$621	$-	$451	$1,072
Building and improvements	4,431	32	4,753	9,216
Furniture, equipment and tooling	11,994	1,261	886	14,141
Construction-in-progress	112	3	-	115

Total	17,158	1,296	6,090	24,544

Accumulated depreciation	(13,147)	(1,277)	(1,789)	(16,213)

Property and equipment, net	$4,011	$19	$4,301	$8,331

	December 31, 2005
	Utah	Oregon	Ireland	Total

Land	$621	$-	$407	$1,028
Building and improvements	4,236	32	4,363	8,631
Furniture, equipment and tooling	11,750	1,251	781	13,782
Construction-in-progress	179	-	-	179

Total	16,786	1,283	5,551	23,619

Accumulated depreciation	(12,672)	(1,274)	(1,513)	(15,459)

Property and equipment, net	$4,114	$9	$4,038	$8,160

Note 5 - Long-term Debt

In December 2005 the Company borrowed €4.5 million ($5,336) from the Bank of Ireland to finance repatriation of profits achieved since 1996 under The American Jobs Creation Act of 2004. The loan term is 10-years at an interest rate of 0.70% plus the bank’s money market rate, which is a total of the bank’s cost of funds and cost of liquidity. The balance on the note at December 31, 2006 was $4,824 (€3,672).

The following table shows estimated minimum required amortization of the note during the next five years using the current interest rate of 4.71%, starting with a December 31, 2006 balance of $4,824:

Year	Payments	Interest	Principal	Ending Balance

2007	$659	$219	$441	$4,384
2008	659	197	462	3,922
2009	659	175	484	3,438
2010	659	152	508	2,930
2011	659	127	532	2,398
Thereafter	2,637	239	2,398	-

Total	5,933	1,109	4,824

Note 6 - Line of Credit

The Company has an unsecured bank line-of-credit agreement with U.S. Bank which allows the Company to borrow up to a fixed maximum amount of $8,000 at an interest rate equal to the bank's one-month LIBOR rate plus 1.25%. The line-of-credit-balance matures on May 31, 2008 and had an outstanding balance of $0 at both December 31, 2006 and 2005. The principal financial loan covenants are a restriction on the total amount available for borrowing to 1.25 times the last twelve months’ EBITDA, and a requirement to maintain a net worth in excess of $18.5 million, which at the end of 2006 and 2005 was $36,115 and $32,857, respectively. U.S. Bank also guarantees the Bank of Ireland loan through a letter of credit arrangement at an interest rate of 1.25%.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 7 - Commitments and Contingencies

Contractual Obligations and Contingent Liabilities and Commitments
The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2006:

Contractual Obligations and Commitments	Total	2007	2008- 2009	2010- 2011	2012 and thereafter

Long-term debt obligations	$5,966	$663	$1,326	$1,326	$2,651
Operating lease obligations	952	68	75	75	734
Purchase obligations	1,293	1,293	-	-	-
Total	$8,211	$2,024	$1,401	$1,401	$3,385

Operating Leases

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991. On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index. The Company also leases its CMI building in Oregon under a one-year non-cancelable operating lease. Rent expense charged to operations under these operating lease agreements was approximately $107, $107 and $107 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2006 were as follows:

Years ending December 31:	Amount

2007	$68
2008	37
2009	38
2010	37
2011	38
Thereafter	734

Total future minimum lease payments	$952

Purchase Obligations

The Company has obligations to purchase raw materials for use in its manufacturing operations. The Company has the right to make changes in, among other things, purchase quantities, delivery schedules and order acceptance.

Product Liability

The Company is self-insured for product liability risk. “Product liability” is an insurance industry term for the cost of legal defense and possible damages awarded as a result of use of a company’s product during a procedure which results in an injury of a patient. The Company maintains a reserve for product liability litigation and damages consistent with its previous long-term experience. Actual product liability litigation costs and damages during the last three reporting years have been immaterial, which is consistent with the Company’s overall history.

The Company absorbs the costs of clinical training and trouble-shooting in its on-going operating expenses.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 7 - Commitments and Contingencies (continued)

Warranty Reserve

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its historical experience. The following table summarizes changes to UTMD’s warranty reserve during 2006:

Beginning balance, January 1, 2006	$60
Changes in warranty reserve during 2006:
Aggregate reductions for warranty repairs	(3)
Aggregate changes for warranties issued during reporting period	16
Aggregate changes in reserve related to preexisting warranties	(13)
Ending balance, December 31, 2006	$60

Litigation

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business. There are two such lawsuits currently pending. The Company applies its accounting policy to accrue legal costs that can be reasonably estimated.

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

Note 8 - Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2006		2005
	Current	Long-term	Current	Long-term

Inventory write-downs and differences due to UNICAP	$88	$-	$84	$-
Allowance for doubtful accounts	29	-	28	-
Accrued liabilities and reserves	188	24	290	(63)
Other	-	(216)	-	(53)
Depreciation and amortization	-	(116)	-	(89)
Unrealized investment gains	-	-	-	(70)
Earnings from subsidiary	-	-	-	-
Deferred income taxes, net	$305	$(308)	$402	$(274)

The components of income tax expense are as follows:

	Years ended December 31,
	2006	2005	2004

Current	$4,049	$2,519	$5,822
Deferred	201	148	75

Total	$4,250	$2,667	$5,897

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 8 - Income Taxes (continued)

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2006	2005	2004
Federal income tax expense at the statutory rate	$4,222	$3,473	$5,480
State income taxes	410	337	806
ETI, foreign sales corporation and tax credits	(154)	(172)	(164)
Reversal of deferred tax for foreign subsidiary earnings, net of repatriation tax	-	(434)	-
Other	(228)	(537)	(225)

Total	$4,250	$2,667	$5,897

Note 9 - Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 666,558 shares of common stock, of which 227,944 are outstanding as of December 31, 2006. All options granted under the plans are granted at current market value at date of grant, and may be exercised between six months and ten years following the date of grant. The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company. Changes in stock options were as follows:

	Shares	Price Range Per Share
2006
Granted	14,600	$29.86 -	$29.86
Expired or canceled	10,729	14.60 -	29.86
Exercised	324,548	6.50 -	25.59
Total outstanding at December 31	227,944	6.50 -	29.86
Total exercisable at December 31	191,010	6.50 -	25.59

2005
Granted	27,900	$21.68 -	$21.68
Expired or canceled	27,672	9.13 -	25.59
Exercised	207,133	6.50 -	25.59
Total outstanding at December 31	548,621	6.50 -	25.59
Total exercisable at December 31	491,070	6.50 -	25.59

2004
Granted	164,100	$18.00 -	$25.59
Expired or canceled	44,767	6.75 -	25.59
Exercised	122,908	6.50 -	17.71
Total outstanding at December 31	755,526	6.50 -	25.59
Total exercisable at December 31	554,727	6.50 -	24.02

For the years ended December 31, 2006, 2005 and 2004, the Company reduced current income taxes payable and increased additional paid-in capital by $2,450, $936 and $446, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 9 - Options (continued)

Stock-Based Compensation

As described in Note 1, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. In 2006, the Company recognized $140 in compensation cost related to adoption of the statement. Prior to December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost was recognized in the financial statements prior to 2006, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2006	2005	2004

Expected dividend amount per quarter/annual yield	$0.2521	2.9%	0.7%
Expected stock price volatility	28.1%	39.7%	39.0%
Risk-free interest rate (weighted average)	5.0%	4.1%	3.7%
Expected life of options	5.3 years	5.1 years	6.2 years

The per-share weighted average fair value of options granted during 2006, 2005 and 2004 is $7.29, $6.88 and $10.07, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 6.50-15.01	68,650	3.08	$ 9.40	68,650	$ 9.40
17.71-24.02	70,032	7.28	20.50	46,498	20.95
25.59-29.86	89,262	7.42	26.23	75,862	25.59

$ 6.50-29.86	227,944	6.07	$ 19.40	191,010	$ 18.64

Note 10 - Geographic Sales Information

The Company had sales in the following geographic areas:

	United States	Europe	Other

2006	$21,363	$3,888	$3,502
2005	21,301	3,501	2,891
2004	20,452	3,636	2,392

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 11 - Revenues by Product Category

The Company had revenues in the following product categories:

Product Category	2006	2005	2004

Obstetrics	$9,371	$9,774	$10,918
Gynecology/Electrosurgery/Urology	6,106	5,397	5,142
Neonatal	7,073	6,475	4,134
Blood Pressure Monitoring and Accessories	6,203	6,046	6,292

Note 12 - Other Operating Income

In January 2004, the Company received a payment of $30,944 in damages and interest resulting from a 2002 District Federal Court judgment and ensuing post judgment settlement relating to Tyco/Kendall•LTP ’s patent infringement. The Company recognized other operating income from that payment of $6,060 in first quarter 2004 and $23,992 in fourth quarter 2003.

Note 13 - Product Sale and Purchase Commitments

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

Note 14 - Employee Benefit Plan

The Company has a contributory 401(k) savings plan for employees, who are at least 21 years of age, work 1,000 hours a year, and have a minimum of one year of service with the Company. The Company’s contribution is determined annually by the board of directors. Company contributions were approximately $91, $92 and $92 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 15 - Fair Value Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes, except investments. Detail on investments is provided in note 3, above. The Company estimates that the fair value of all financial instruments at December 31, 2006, does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 16 - Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 will be effective for UTMD starting in First Quarter 2007, with the cumulative effect of the change, if material, recorded as an adjustment to opening retained earnings. Management is currently evaluating the impact of FIN 48 on the consolidated financial statements.

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

During 2006, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2006, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2006. Jones Simkins, P.C., the independent registered public accounting firm of the Company, has audited management's assessment of, and the effectiveness of, the Company's internal control over financial reporting. Management's report, and the report of Jones Simkins, P.C. appear on pages 25 and 26 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2006, and there were no significant deficiencies or material weaknesses.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2007 annual meeting of shareholders under the captions,

•	“PROPOSAL NO. 1. ELECTION OF DIRECTORS: General,” and “Directors and Nominees,”

•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS,” and

•	“EXECUTIVE OFFICER COMPENSATION: 2006 Director Compensation,”

is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2007 annual meeting of shareholders under the captions,

•	“EXECUTIVE OFFICER COMPENSATION,”

•	COMPENSATION DISCUSSION AND ANALYSIS,” and

•	BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Compensation and Option Committee Interlocks and Insider Participation,” specifically excluding the “Report of the Compensation Committee”

is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement of the registrant for the 2007 annual meeting of shareholders under the captions,

•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and

•	“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2007 annual meeting of shareholders under the captions,

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•	“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2007 annual meeting of shareholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2007 annual meeting of shareholders under the caption “Independent Public Accountants” is incorporated herein by reference.

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

3.	Exhibits.

Exhibit #	SEC Reference #	Title of Document	Location
1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3	3	Bylaws	Incorporated by Reference (2)
4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (3)
5	4	Designation of Rights, Privileges, and Preferences of Series “A” Preferred Stock	Incorporated by Reference (2)
6	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
7	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
8	10	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (5)
9	10	Loan Agreement, dated 3 July, 2002 between Utah Medical Products, Inc and U.S. Bank National Association	Incorporated by Reference (6)
10	10	Revolving Promissory Note, dated July 3, 2002 by Utah Medical Products, Inc. to U.S. Bank National Association	Incorporated by Reference (6)
11	10	Second Amendment to Loan Agreement, dated 30 August 2004 between Utah Medical Products, Inc. and U.S. Bank National Association	Incorporated by Reference (7)
12	10	Third Amendment to Loan Agreement, dated December 6, 2005 between Utah Medical Products, Inc. and U.S. Bank National Association	Incorporated by Reference (8)
13	10	Amended and Restated Revolving Promissory Note, dated December 6, 2005 by Utah Medical Products, Inc. to U.S. Bank National Association	Incorporated by Reference (8)
14	10	Loan Agreement, signed 6-December-2005 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (8)
15	10	Fourth Amendment to Loan Agreement, dated 31 May 2006 between Utah Medical Products, Inc. and U.S. Bank National Association	Incorporated by Reference (9)

Exhibit #	SEC Reference #	Title of Document	Location
16	10	Summary of Officer and Director Compensation	This Filing
17	21	Subsidiaries of Utah Medical Products, Inc.	Incorporated by Reference (10)
18	23	Consent of Jones Simkins, P.C., Company’s independent auditors for the years ended December 31, 2006, December 31, 2005 and December 31, 2004	This Filing
19	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
20	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
21	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
22	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company’s registration statement on form S-8 filed with the Commission effective February 10, 1995.

(3)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on October 1, 2004.

(4)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(5)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(6)	Incorporated by reference from the Company’s quarterly report on form 10-Q filed with the Commission for the quarter ended June 30, 2002.

(7)	Incorporated by reference from the Company’s quarterly report on form 10-Q filed with the Commission for the quarter ended September 30, 2004.

(8)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on December 12, 2005.

(9)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on June 5, 2006.

(10)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 15th day of March, 2007.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 15th day of March, 2007.

By:	(new director in 2007 - did not sign)
James H. Beeson, Director

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell, Director

By:	/s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By:	/s/ Barbara A. Payne
Barbara A. Payne, Director

By:	/s/ Paul O. Richins
Paul O. Richins, Director