Form 10-Q
period 2007-03-31
UTAH MEDICAL PRODUCTS INC
filed 2007-05-09
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2007	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah 84047
Address of principal executive offices

Registrant's telephone number:  (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2007: 3,931,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2007 AND DECEMBER 31, 2006
(in thousands)

	(unaudited)	(audited)
ASSETS	MARCH 31, 2007	DECEMBER 31, 2006

Current assets:
Cash	$634	$610
Investments, available-for-sale	21,011	20,439
Accounts & other receivables - net	4,279	3,746
Inventories	3,204	3,037
Other current assets	680	579
Total current assets	29,808	28,411

Property and equipment - net	8,346	8,331

Goodwill	7,191	7,191

Other intangible assets	2,596	2,588
Other intangible assets - accumulated amortization	(2,346)	(2,334)
Other intangible assets - net	250	254

TOTAL	$45,595	$44,187

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$649	$599
Accrued expenses	3,180	2,341
Current portion of note payable	441	441
Total current liabilities	4,270	3,381

Note payable	4,223	4,383

Deferred income taxes	311	308
Total liabilities	8,804	8,072

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000 shares; issued - March 31, 2007, 3,946 shares and December 31, 2006, 3,944 shares	39	39
Accumulated other comprehensive income	(727)	(720)
Retained earnings	37,479	36,796
Total stockholders' equity	36,791	36,115

TOTAL	$45,595	$44,187

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
NET SALES	$7,118	$7,104

COST OF SALES	3,181	3,097

Gross Margin	3,937	4,007

EXPENSES

Selling, general and administrative	1,150	1,308
Research & development	96	68

Total	1,246	1,376

Income from Operations	2,691	2,632

OTHER INCOME	300	414

Income Before Income Tax Expense	2,991	3,046

Income Tax Expense	1,047	1,010

Net Income	$1,944	$2,036

BASIC EARNINGS PER SHARE	$0.49	$0.52

DILUTED EARNINGS PER SHARE	$0.48	$0.50

SHARES OUTSTANDING - BASIC	3,941	3,952

SHARES OUTSTANDING - DILUTED	4,016	4,070

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND MARCH 31, 2006
(in thousands - unaudited)

	MARCH 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,944	$2,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151	156
Gain on investments	(253)	(213)
Provision for losses on accounts receivable	0	2
Deferred income taxes	-	64
Stock-based compensation expense	19	43
Tax benefit attributable to exercise of stock options	30	2,149
Changes in operating assets and liabilities:
Accounts receivable - trade	(385)	21
Accrued interest and other receivables	(149)	(422)
Inventories	(167)	(171)
Prepaid expenses and other current assets	(100)	(59)
Accounts payable	49	25
Accrued expenses	838	(360)
Total adjustments	33	1,235
Net cash provided by operating activities	1,978	3,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(85)	(148)
Intangible assets	(8)	-
Purchases of investments	(900)	(1,800)
Proceeds from sale of investments	544	2,000
Net cash (used in) provided by investing activities	(449)	52

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	102	409
Common stock purchased and retired	(544)	(371)
Common stock purchased and retired - options	-	(2,488)
Repayments of note payable	(225)	(85)
Payment of dividends	(829)	(655)
Net cash used in financing activities	(1,495)	(3,190)

Effect of exchange rate changes on cash	(10)	(3)

NET INCREASE IN CASH	23	130

CASH AT BEGINNING OF PERIOD	610	703

CASH AT END OF PERIOD	$634	$832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$0	$0
Cash paid during the period for interest	$65	$62

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)  The unaudited financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2006. In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. Dollar amounts are in thousands except per-share amounts and where noted.

(2)  Inventories at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006
Finished goods	$958	$1,002
Work-in-process	1,049	984
Raw materials	1,197	1,051
Total	$3,204	$3,037

(3)  In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This statement clarifies the accounting for uncertainty in income tax positions. The Company or one of its subsidiaries files or has filed income tax returns in the U.S. federal jurisdiction, and in various states and Ireland. With few exceptions, UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. In 2005, the Internal Revenue Service examined the Company’s federal income tax returns for 2002 - 2004 and suggested one immaterial adjustment which the Company made.
The Company adopted the provisions of FIN 48 on January 1, 2007. UTMD did not make any adjustment to opening retained earnings as a result of the implementation. The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses. During the quarters ended March 31, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes. UTMD did not have any accrual for the payment of interest and penalties at March 31, 2007 or December 31, 2006.

(4)  Stock-Based Compensation. At March 31, 2007 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. In the quarters ended March 31, 2007 and 2006, the Company recognized $19 and $43, respectively, in compensation cost related to adoption of the statement.

(5)  Comprehensive Income. Comprehensive income for the three months ending March 31, 2007 and 2006 was $1,940 and $2,012, net of taxes, respectively. The components used to calculate comprehensive income were foreign currency translation adjustments of ($4) and ($23) in 2007 and 2006, respectively, and unrealized holding losses of ($1) in 2006.

(6)  Warranty Reserve. The Company accrues provisions for estimated costs that are likely to be incurred for product warranties and uncollectible accounts. The amount of the provision is adjusted, as required, to reflect historical experience. The following table summarizes changes to UTMD’s warranty reserve during 1Q 2007 (in thousands):

Beginning Balance, January 1, 2007	$60
Changes in Warranty Reserve during 1Q 2007:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending Balance, March 31, 2007	$60

(7)  Investments. As of March 31, 2007, all of the Company’s investments are held in Fidelity Cash Reserves.  Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	1Q 2007	1Q 2006
Balance, beginning of period	$-	$109
Realized gain from securities included in beginning balance	-	-
Unrealized holding gains (losses), in equity securities	-	(1)
Deferred income taxes on unrealized holding gain	-	-
Balance, end of period	$-	$108

(8)  Forward-Looking Information. This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management. When used in this document, the words “anticipate,” “believe,” “should,” “project,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout this document. Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.
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
Risk factors, in addition to the risks outlined in the previous paragraph that may impact the Company’s assets and liabilities, as well as cash flows, include: risks inherent to companies manufacturing products used in healthcare, including claims resulting from the improper use of devices and other product liability claims; defense of the Company’s intellectual property or claims of patent infringement by others; productive use of assets in generating revenues; management of working capital, including inventory levels required to meet delivery commitments at a minimum cost; and timely collection of accounts receivable.
Additional risk factors that may affect non-operating income include: the continuing viability of the Company’s technology license agreements; actual cash and investment balances; asset dispositions; and acquisition activities that may require external funding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
UTMD manufactures and markets a well-established range of specialty medical devices. The Company’s Form 10-K Annual Report for the year ended December 31, 2006 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Dollar amounts in the report are in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations
a)	Overview
In 1Q 2007, UTMD’s consolidated global sales were essentially the same as 1Q 2006. UTMD achieved the following profitability measures for 1Q 2007, in comparison with 1Q 2006:

	1Q 07	1Q 06
Gross Profit Margin:	55.3%	56.4%
Operating Profit Margin:	37.8%	37.0%
Net (Income) Margin:	27.3%	28.7%

1Q 2007 earnings per share (EPS) of $.484 decreased 3% compared to 1Q 2006.

b)	Revenues
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
Total sales in 1Q 2007 were about the same as in 1Q 2006. International sales increased 20% while domestic sales decreased 6%. Domestic sales were comprised of domestic direct sales (sales of finished devices to users or distributors) down 4% and domestic OEM sales (sales of components to other companies for use in their products) down 28%. Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize costs.
Trade shipments from UTMD’s Ireland facility were up 9% in EURO terms, and up 19% in USD terms due to a weaker US Dollar.
The following table provides sales dollar amounts divided into general product categories for total sales and the subset of international sales:

Global revenues by product category:
	1Q 2007%		1Q 2006%
Obstetrics	$2,260	32	$2,410	34
Gynecology/ Electrosurgery/ Urology	1,558	22	1,429	20
Neonatal	1,744	24	1,769	25
Blood Pressure Monitoring and Accessories*	1,556	22	1,496	21
Total:	$7,118	100	$7,104	100
*includes molded components sold to OEM customers.

International revenues by product category:
	1Q 2007%		1Q 2006%
Obstetrics	$292	14	$205	12
Gynecology/ Electrosurgery/ Urology	457	22	399	23
Neonatal	182	9	169	10
Blood Pressure Monitoring and Accessories*	1,146	55	965	56
Total:	$2,077	100	$1,738	100
*includes molded components sold to OEM customers.

For the rest of 2007, UTMD’s sales depend on its continued ability to retain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are increasingly making the product decisions, continued expansion in clinical acceptance of its newer specialty products, release of new products after FDA concurrence with premarketing submissions and continued development of UTMD’s international distribution channels.

c)	Gross Profit
UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 55.3% in 1Q 2007, compared to 56.4% 1Q 2006. UTMD’s prices for its products have remained generally consistent with the prior year, but 1Q 2007 distribution mix favored lower margins as a result of higher international sales and lower domestic sales compared to 1Q 2006. The Company is also experiencing inflationary pressures in its manufacturing costs associated with both labor and raw materials. Since nearly all of UTMD’s products are made of petroleum-based compounds, the worldwide substantial increase in the cost of oil has a significant impact on raw materials costs. In addition, the higher cost of oil has direct impact on transportation cost, both those included in manufacturing overhead for shipping and receiving products and raw materials, and those in operating expenses associated with sales and marketing travel expenses. UTMD continues to retain facilities and other manufacturing capabilities in excess of its needs. As a result, it projects that the dilution of fixed overhead costs that will occur with anticipated increased sales during the remainder of 2007 will help mitigate a continuing expected increase in incremental direct material and labor costs together with increased competitive pressure on prices. The Company expects an overall GPM in 2007 slightly lower than in 2006.
OEM sales are sales of UTMD components and subassemblies that are marketed by other companies as part of their product offerings. UTMD utilizes OEM sales as a means to help maximize utilization of its capabilities established to satisfy its direct sales business. As a general rule, prices for OEM sales expressed as a multiple of direct variable manufacturing expenses are lower than for direct sales because, in the OEM and international channels, UTMD’s business partners incur significant expenses of sales and marketing. Because of UTMD’s small size and period-to-period fluctuations in OEM business activity, allocation of fixed manufacturing overhead expenses cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.

d)	Operating Profit
Operating Profit, or income from operations, is the surplus after operating expenses are subtracted from gross profits. Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses. Combined operating expenses in 1Q 2007 were lower than 1Q 2006 by $130 as a result of lower litigation expenses and lower sales expenses when selling through international distributors. Also, option compensation expense included in G&A expenses in 1Q 2007 was $19 compared to $43 in 1Q 2006. Operating profit margin in 1Q 2007 was 37.8% compared to 37.0% of sales in 1Q 2006. For the remainder of 2007, UTMD expects to control operating expenses, excluding consideration for litigation expenses which are less predictable, at a level below 19% of sales, yielding a operating profit margin consistent with 2006.
S&M expenses in 1Q 2007 were $485 or 6.8% of sales compared to $590, or 8.3% of sales in 1Q 2006. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users. During the remainder of 2007, UTMD intends to continue to manage S&M expenses to less than 9% of total sales.
R&D expenses in 1Q 2007 were $96 or 1.4% of sales compared to $68 or 1.0% of sales in 1Q 2006. UTMD will opportunistically invest in R&D as projects are identified that may help its product development pipeline. In the remainder of 2007, UTMD plans to continue to increase R&D spending modestly as a percentage of sales.

G&A expenses in 1Q 2007 were $664 or 9.3% of sales compared to $718 or 10.1% of 1Q 2006 sales. In addition to litigation costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost as required by SFAS 123R. Excluding any currently unexpected litigation costs, UTMD plans to hold G&A expenses in 2007 at a level less than 10% of sales.

e)	Non-operating income
Non-operating income in 1Q 2007 was $300 compared to $414 in 1Q 2006. UTMD received $254 in 1Q 2007 compared to $377 in 1Q 2006 in interest, dividends and capital gains income from investing cash balances. During 1Q 2006, the Company realized $213 in capital gains when liquidating its investments in equities which did not recur in 1Q 2007. In 1Q 2007, UTMD paid $65 for interest expense compared to $62 in 1Q 2006. The interest expense resulted from UTMD’s Ireland facility borrowing €4.5 million ($5,336) in December 2005 to allow the repatriation of profits generated by its Ireland operations between 1996 and 2005. The loan is being paid by the Ireland subsidiary from profits generated there. It should take about 4 more years to repay the loan. Royalty income, which UTMD receives from licensing its technology to other companies, was the same for the same periods in both years. Management currently estimates that total 2007 non-operating income will be about $370 lower than in 2006. The actual amount of 2007 non-operating income may be even lower if UTMD utilizes its excess cash for an acquisition, unexpected litigation costs or substantial share repurchases.

f)	Earnings Before Income Taxes
1Q 2007 earnings before income taxes (EBT) decreased to $2,991 compared to $3,046 in 1Q 2006. 1Q 2007 EBT margin was 42.0% of sales compared to 42.9% in 1Q 2006.

g)	Net Income and Earnings per Share
UTMD’s net income decreased to $1,944 in 1Q 2007 compared to $2,036 in 1Q 2006. Net profit margins (NPM), which are net income (after tax) expressed as a percentage of sales, were 27.3% in 1Q 2007 compared to 28.7% in 1Q 2006. The income tax provision rate in 1Q 2007 was 35.0% compared to 33.2% in 1Q 2006. The increased tax rate resulted primarily from IRS discontinuance of the extraterritorial income exclusion in 2007. UTMD expects its consolidated income tax rate for 2007 will remain higher than in 2006, which was 34.2% for the year.
Diluted 1Q 2007 Earnings per Share (EPS) decreased to $.484 from $.500 in 1Q 2006. 1Q 2007 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 4,015,955 compared to 4,069,630 shares in 1Q 2006. The Company repurchased 16,900 of its shares in the open market in 1Q 2007. Exercises of employee options in 1Q 2007 added 19,723 shares (net of 6,197 shares swapped by employees as payment for the option exercise cost). Employees exercised a total of 25,920 option shares during 1Q 2007. Options outstanding at March 31, 2007 were about 201,500 shares at an average exercise price of $20.33 per share.
Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 74,000 shares to actual weighted average shares outstanding in 1Q 2007 compared to 117,000 in 1Q 2006. The decrease in 2006 dilution is primarily due to fewer unexercised options outstanding with those options at higher exercise prices. Actual outstanding common shares as of the end of 1Q 2007 were 3,946,400 compared to 3,966,400 at the end of 1Q 2006.

h)	Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity during the applicable time period. Annualized ROE (after payment of dividends) in 1Q 2007 was 12%, compared to 17% in 1Q 2006. The lower ROE in 1Q 2007 was due mainly to higher average equity to date in 2007. Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance because shareholder equity is reduced by the cost of the shares repurchased. Although UTMD expects higher net profits in 2007, ROE may be lower than in 2006 as a result of increased dividends to shareholders coupled with higher average shareholders’ equity. A lower ROE in 2007 will not affect UTMD’s ability to internally finance its revenue growth.

Liquidity and Capital Resources
i)	Cash flows
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise and subsequent sale of employee and director stock options, totaled $1,978 in 1Q 2007 compared to $3,271 in 1Q 2006. A $2,119 smaller tax benefit from exercise of employee and outside director stock options in 1Q 2007 compared to 1Q 2006 was the most significant difference in the two periods.
The Company’s use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to maximize returns on excess cash balances while maintaining safety and liquidity. Capital expenditures for property and equipment were $85 in 1Q 2007 compared to $148 in 1Q 2006. The rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.
In 1Q 2007, UTMD received $102 and issued 19,723 shares of stock upon the exercise of employee stock options. Employees exercised a total of 25,920 option shares in 1Q 2007, with 6,197 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options. UTMD repurchased 16,900 shares of stock in the open market at a cost of $544 during 1Q 2007. Option exercises in 1Q 2007 were at an average price of $12.06 per share. Share repurchases in the open market were at an average cost of $32.18 per share, including commissions and fees. In comparison, the Company received $409 from issuing 122,191 shares of stock on the exercise of employee stock options in 1Q 2006, net of 144,438 shares retired upon employees trading those shares in payment of the stock option exercise price. UTMD repurchased 12,099 shares of stock in the open market at a cost of $371 during 1Q 2006.
UTMD Ltd. made payments of $225 on its note payable during 1Q 2007, compared to $85 during 1Q 2006. UTMD paid $829 in cash dividends during 1Q 2007 compared to $655 in 1Q 2006.
Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans. Planned capital expenditures during the remainder of 2007 are expected to be less than $500 to keep facilities, equipment and tooling in good working order. In addition, UTMD may use cash in 2007 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance. The revolving line of credit will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time not otherwise available from existing cash and investment balances.

j)	Assets and Liabilities
March 31, 2007 total assets were $1,408 higher than at December 31, 2006. The increase resulted primarily from a $572 increase in investments and a $533 increase in accounts and other receivables, the largest component of which was a $385 increase in trade accounts receivable, net of allowance for doubtful accounts. Although inventories increased $167, the Company expects 2007-ending inventory balances to be about the same as 2006-ending balances. Other current assets increased $101. Cash and investment balances increased despite paying $829 in dividends, $544 to repurchase shares and $225 in repayments of the note payable in Ireland.
Working capital was $25,538 at March 31, 2007, a $508 increase from 2006 year-end. Working capital continues in excess of UTMD’s normal operating needs. Current liabilities increased $889 from higher accrued liabilities. That increase resulted from the fact that in the first quarter, unlike other calendar quarters, estimated income tax payments are due after the end of the quarter, and also unlike 1Q 2006 when accrued income taxes were offset by a much larger than usual tax benefit resulting from option exercises. As a result of the working capital changes, UTMD’s current ratio decreased to 7.0 on March 31, 2007 from 8.4 at year-end 2006, and 8.0 on March 31, 2006.
Net property and equipment increased $15 in 1Q 2007 after additions of $85 and an increase in the dollar-denominated value of Ireland P&E, offset by depreciation of $139. U.S. dollar-denominated assets in Ireland increased about $33 (after depreciation) or 1.4% during 1Q 2007. Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $4 as a result of amortization of intellectual property of $12 offset by additions of intangibles of $8. At March 31, 2007, net intangible assets including goodwill were 16% of total assets, compared to 17% at year-end 2006.
UTMD’s long term liabilities are comprised of the Ireland note payable ($4,223 on March 31, 2007) and deferred revenue and income taxes ($311 on March 31, 2007). As of December 31, 2006, those long term liabilities were $4,383 and $308, respectively. As of March 31, 2007, UTMD’s total debt ratio (total liabilities/ total assets) increased to 19% from 18% on December 31, 2006. In comparison, UTMD’s total debt ratio on March 31, 2006 was also 19%.

k)	Management's Outlook.
As outlined in its December 31, 2006 10-K report, UTMD’s plan for 2007 is to
1)	retain the significant U.S. market shares of key products, and continue growth of newer products;
2)	add proprietary products helpful to clinicians through internal new product development;
3)	continue to disproportionately increase international sales;
4)	make effective adjustments to intracompany manufacturing operations to minimize consolidated manufacturing costs;
5)	continue outstanding overall financial operating performance;
6)	look for new acquisitions to augment sales growth; and
7)	utilize current cash balances in shareholders’ best long-term interest.

Other than a loss in domestic market share of its Intran Plus product, UTMD accomplished its 1Q 2007 objective for item 1). For the other items, UTMD believes it is on track after one quarter in 2007. UTMD does not announce its new product development initiatives until after it achieves applicable premarketing regulatory concurrences, or acquisition initiatives until after a transaction agreement is done.

l)	Accounting Policy Changes.
The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes during 1Q 2007. Please see Note 3, above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in other Western European currencies. The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD. The exchange rate was 0.7505 EURO per USD as of March 31, 2007, and 0.8243 EURO per USD as of March 31, 2006. UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2007, the company’s disclosure controls and procedures were effective.
There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 1Q 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
1/01/07 - 1/31/07	16,900	$ 32.18	16,900
2/01/07 - 2/28/07	-	-	-
3/01/07 - 3/31/07	-	-	-
Total	16,900	$ 32.18	16,900

(1)    In 1Q 2007 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992. Since 1993 through 1Q 2007, the Company has repurchased 6,344,256 shares at an average cost of $11.71 per share including broker commissions and fees in open market transactions. In addition, the Company conducted tender offer transactions in which it purchased an additional 2,775,742 shares at an average cost of $9.76 per share including fees and administrative costs. In total, UTMD has repurchased over 9.1 million of its shares at an average price of $11.11 per share since 1993. To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.6 million option shares at an average price of $8.94 per share. All options were awarded at the market value of the stock on the date of the award.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/9/07	By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 5/9/07	By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer