Form 10-Q
period 2007-06-30
UTAH MEDICAL PRODUCTS INC
filed 2007-08-08
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2007	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:    (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2007: 3,919,000.

UTAH MEDICAL PRODUCTS, INC.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2007 AND DECEMBER 31, 2006
(in thousands)

	(unaudited)	(audited)
ASSETS	JUNE 30, 2007	DECEMBER 31, 2006

Current assets:
Cash	$608	$610
Investments, available-for-sale	20,474	20,439
Accounts & other receivables, net	4,124	3,746
Inventories	3,231	3,037
Other current assets	658	579
Total current assets	29,095	28,411

Property and equipment, net	8,317	8,331

Goodwill	7,191	7,191

Other intangible assets	2,614	2,588
Other intangible assets - accumulated amortization	(2,358)	(2,334)
Other intangible assets, net	256	254

TOTAL	$44,859	$44,187

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$557	$599
Accrued expenses	2,258	2,341
Current portion of note payable	440	441
Total current liabilities	3,255	3,381

Note payable	4,041	4,383

Deferred income taxes	314	308
Total liabilities	7,610	8,072

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000 shares; issued - June 30, 2007, 3,924 shares and December 31, 2006, 3,944 shares	39	39
Accumulated other comprehensive income	(716)	(720)
Retained earnings	37,926	36,796
Total stockholders' equity	37,249	36,115

TOTAL	$44,859	$44,187

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
(in thousands - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales, net	$7,211	$7,293	$14,329	$14,396

Cost of goods sold	3,205	3,216	6,387	6,312

Gross margin	4,005	4,077	7,942	8,084

Operating expense

Selling, general and administrative	1,179	1,267	2,329	2,574
Research & development	109	215	205	283

Total	1,288	1,482	2,534	2,857

Income from operations	2,717	2,595	5,408	5,227

Other income	314	571	615	985

Income before provision for income taxes	3,031	3,166	6,022	6,212

Provision for income taxes	1,046	1,107	2,093	2,118

Net income	$1,985	$2,059	$3,929	$4,094

Earnings per common shares (basic)	$0.50	$0.52	$1.00	$1.04

Earnings per common share (diluted)	$0.50	$0.51	$0.98	$1.01

Shares outstanding - basic	3,935	3,946	3,938	3,949

Shares outstanding - diluted	3,995	4,043	4,004	4,056

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006
(in thousands - unaudited)

	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,929	$4,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301	444
Gain on investments	(511)	(885)
Provision for (recovery of) losses on accounts receivable	0	4
Deferred income taxes	-	(15)
Stock-based compensation expense	44	76
Tax benefit attributable to exercise of stock options	34	2,155
Changes in operating assets and liabilities:
Accounts receivable - trade	(442)	(110)
Accrued interest and other receivables	77	676
Inventories	(235)	(231)
Prepaid expenses and other current assets	(79)	(69)
Accounts payable	(43)	217
Accrued expenses	(87)	(436)
Total adjustments	(941)	1,826
Net cash provided by operating activities	2,988	5,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(152)	(210)
Intangible assets	(10)	-
Purchases of investments	(800)	(3,900)
Proceeds from sale of investments	1,240	3,590
Net cash (used in) provided by investing activities	278	(520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	125	444
Common stock purchased and retired	(1,240)	(1,590)
Common stock purchased and retired - options	-	(2,488)
Repayments of note payable	(452)	(403)
Payment of dividends	(1,697)	(1,368)
Net cash used in financing activities	(3,264)	(5,405)

Effect of exchange rate changes on cash	(4)	(8)

NET DECREASE IN CASH	(2)	(13)

CASH AT BEGINNING OF PERIOD	610	703

CASH AT END OF PERIOD	$608	$690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,852	$136
Cash paid during the period for interest	135	125

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)    The unaudited financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2006.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Dollar amounts are in thousands except per-share amounts, and where noted.

(2)    Inventories at June 30, 2007 and December 31, 2006 (in thousands) consisted of the following:

	June 30,	December 31,
	2007	2006
Finished goods	$1,007	$1,002
Work-in-process	945	984
Raw materials	1,279	1,051
Total	$3,231	$3,037

(3)    In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This statement clarifies the accounting for uncertainty in income tax positions.  The Company or one of its subsidiaries files or has filed income tax returns in the U.S. federal jurisdiction, in various states and in Ireland.  With few exceptions, UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  In 2005, the Internal Revenue Service examined the Company’s federal income tax returns for 2002 – 2004 and suggested one immaterial adjustment which the Company made.
   The Company adopted the provisions of FIN 48 on January 1, 2007.  UTMD did not make any adjustment to opening retained earnings as a result of the implementation.  The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses.  During the three and six month periods ended June 30, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes.  UTMD did not have any accrual for the payment of interest and penalties at June 30, 2007 or December 31, 2006.

(4)    Stock-Based Compensation.  At June 31, 2007 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2007 and 2006, the Company recognized $25 and $33, respectively, in compensation cost related to adoption of the statement.   In the six months ended June 30, 2007 and 2006, the Company recognized $44 and $76, respectively, in compensation cost related to adoption of the statement.

(5)    Comprehensive Income.  Comprehensive income for the three and six months ending June 30, 2007 was $1,992 and $3,932, net of taxes, respectively.  The components used to adjust net income in order to obtain comprehensive income were foreign currency translation adjustments of $7 and $3, respectively.

(6)    Warranty Reserve.   The Company accrues provisions for estimated costs that may be incurred for product warranties and uncollectible accounts.  The amount of the provision is adjusted, as required, to reflect historical experience.  The following table summarizes changes to UTMD’s warranty reserve during 2Q 2007:

Beginning Balance, April 1, 2007	$60
Changes in Warranty Reserve during 2Q 2007:
Aggregate reductions for warranty repairs	(20)
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending Balance, June 30, 2007	$40

(7)    Investments.  As of June 30, 2007, all of the Company’s investments are held in Fidelity Cash Reserves.  Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	2Q 2007	2Q 2006
Balance, beginning of period	$-	$108
Reversal of unrealized gain from securities included in beginning balance, realized in the period	-	(163)
Unrealized holding gains (losses), in equity securities	-	(42)
Deferred income taxes on unrealized holding gain (loss)	-	80
Balance, end of period	$-	$(17)

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
  Additional risk factors that may affect non-operating income include: the continuing viability of the Company’s technology licensing agreements; actual cash and investment balances; asset dispositions; and acquisition activities that may require external funding.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

General
 UTMD manufactures and markets a well-established range of primarily single-use specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2006 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Dollar amounts in the report are in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations
a)  Overview
 In second quarter (2Q) 2007, UTMD’s consolidated global sales were 1% lower than in 2Q 2006.  2Q 2007 earnings per share (EPS) were $.50 compared to $.51 EPS in 2Q 2006.  UTMD achieved the following profitability measures for 2Q 2007 and 2Q 2006:

	2Q 07	2Q 06
Gross Profit Margin:	55.5%	55.9%
Operating Profit Margin:	37.7%	35.6%
Net Income Margin:	27.5%	28.2%

     For first half (1H) 2007, UTMD’s total sales were only slightly less than in 1H 2006. 1H 2007 EPS were $0.98 compared to $1.01 EPS in 1H 2006.  UTMD achieved the following profitability as a ratio of sales in 1H 2007 and 1H 2006:

	1H 07	1H 06
Gross Profit Margin:	55.4%	56.2%
Operating Profit Margin:	37.7%	36.3%
Net Income Margin:	27.4%	28.4%

b)  Revenues
 The Company recognizes revenue at the time of shipment as title generally passes to the customer at that time.  Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to completion of an order.  Revenue from product and service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured.  There are circumstances under which revenue may be recognized when product is not shipped, which meet the criteria of SAB 104:  the Company provides engineering services, for example, design and production of manufacturing tooling that may be used in subsequent UTMD manufacturing of custom components for other companies.  This revenue is recognized when UTMD’s service has been completed according to a fixed contractual agreement.
 Total sales were 1% lower in 2Q 2007 compared to 2Q 2006.  International sales were 8% higher while domestic sales were down 5%.  Domestic sales were comprised of domestic OEM sales (sales of components to other companies for use in their products) down 4% and domestic direct sales (sales of finished devices to users or distributors) down 5%.  Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize costs.  Trade shipments from UTMD’s Ireland facility were up 13% in EURO terms, and up 21% in USD terms due to a weaker US Dollar.
 Domestic direct sales excluding obstetrics products were about the same in 2Q 2007 as in 2Q 2006.  The domestic obstetrics product sales, which products are sold to hospitals, were down substantially as a result of loss of market share due to significant price reductions offered by competitors in 2007, and the continued trend of administrative arrangements limiting physician choice of devices used in L&D.  UTMD’s objective is to replace sales lost due to increased competition by continued development of unique products that provide significant improvements in patient safety and effectiveness of care.

 Total 1H 2007 sales were only slightly lower than in 1H 2006.  International sales increased 14% and domestic sales decreased 5%.  International sales were 30% of total sales in 1H 2007, up from 26% in 1H 2006.  1H 2007 trade shipments from UTMD’s Ireland facility were up 20% in US Dollar terms and 11% in EURO terms compared to 1H 2006.
 The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:
	2Q 2007	2Q 2006	1H 2007	1H 2006
Obstetrics	$2,044	$2,359	$4,304	$4,769
Gynecology/ Electrosurgery/ Urology	1,563	1,565	3,125	2,994
Neonatal	1,748	1,715	3,491	3,484
Blood Pressure Monitoring and Accessories*	1,856	1,654	3,409	3,149
Total:	$7,211	$7,293	$14,329	$14,396
*includes molded components sold to OEM customers.

International revenues by product category:
	2Q 2007	2Q 2006	1H 2007	1H 2006
Obstetrics	$175	$259	$467	$461
Gynecology/ Electrosurgery/ Urology	545	552	1,002	951
Neonatal	142	120	325	289
Blood Pressure Monitoring and Accessories*	1,374	1,130	2,520	2,095
Total:	$2,236	$2,061	$4,314	$3,799
*includes molded components sold to OEM customers.

 For the rest of 2007, UTMD’s sales depend on its continued ability to retain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are increasingly making the purchase decisions, continued expansion in clinical acceptance of its newer specialty products, release of new products after FDA concurrence with premarketing submissions and continued development of UTMD’s international distribution channels.

c)  Gross Profit
 UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 55.5% and 55.4% in 2Q and 1H 2007, respectively, compared to 55.9% and 56.2% in 2Q and 1H 2006, respectively.  UTMD’s prices for its products remained generally consistent with the prior year, but in 1H 2007 the sales mix was more heavily weighted toward lower margin products sold internationally.  The Company is also experiencing inflationary pressures in its manufacturing costs associated both with labor and with raw materials.  Since nearly all of UTMD’s products are made of petroleum-based compounds, the worldwide substantial increase in the cost of oil has a significant impact on raw materials costs.  In addition, the higher cost of oil has direct impact on transportation cost, both those included in manufacturing overhead for shipping and receiving products and raw materials, and those in operating expenses associated with sales and marketing travel expenses.  UTMD continues to retain facilities and other manufacturing capabilities in excess of its needs.  As a result, it projects that the dilution of fixed overhead costs that will occur with any increased sales during the remainder of 2007 will help mitigate a continuing expected increase in incremental direct material and labor costs together with increased competitive pressure on prices.  The Company currently projects an overall 2007 GPM about three-quarters of one percent lower than in 2006.
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

d)  Operating Profit
         Operating Profit, or income from operations, is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses.  Combined operating expenses in 2Q 2007 were $194 lower than in 2Q 2006, and $323 lower in 1H 2007 than in 1H 2006.  Please see the table below.  Operating expenses decreased in 2007 in large part because UTMD wrote off $130 in intellectual property in 2Q 2006 as a one time charge, and did not have such a write-off in 2Q 2007.  The 2Q 2006 write-off was recouped it in 3Q 2006.  Operating expenses were also lower as a result of lower litigation costs as part of G&A expenses, and lower sales and marketing expenses when selling through international distributors.  In addition, option compensation expense included in G&A expenses was $7 lower in 2Q 2007 and $32 lower in 1H 2007 than in the same 2006 periods.  Operating expenses were 17.9% of sales in 2Q 2007 compared to 20.3% in 2Q 2006, and 17.7% of sales in 1H 2007 compared to 19.9% in 1H 2006.  For the remainder of 2007, UTMD expects to continue to hold operating expenses as a percent of sales for R&D and G&A consistent with the 1H2007, but increase S&M.  The year end result as a percent of sales, excluding consideration for litigation expenses which are less predictable, is projected to be about the same for the year as 2006.  The year 2007 operating profit margin, therefore, is expected to be lower by about the same percent as the 2007 gross profit margin.
 Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.  S&M expenses in 2Q 2007 were 7.5% of sales compared to 8.5% of sales in 2Q 2006.  S&M expenses in 1H 2007 were 7.2% of sales compared to 8.4% of sales in 1H 2006.  During the remainder of 2007, UTMD intends to increase domestic S&M expenses as a percentage of sales, yielding a year-end percent of sales about the same is in 2006.
 R&D expenses in 2Q 2007 were 1.5% of sales compared to 2.9% of sales in 2Q 2006, and 1.4% of 1H 2007 sales compared to 2.0% of sales in 1H 2006.  2Q 2006 R&D expenses included a $130 write-off of intellectual property which was recouped in 3Q 2006.  For the remainder of 2007, UTMD expects to continue R&D spending at a higher level as a percent of sales than in 2006.
 G&A expenses in 2Q 2007 were 8.9% of sales, the same as in 2Q 2006.  G&A expenses in 1H 2007 were 9.1% of sales compared to 9.5% of 1H 2006 sales.  In addition to litigation costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002 as well as stock-based compensation cost as required by SFAS 123R.  As noted above, 1H 2007 stock-based compensation expense was $32 lower than in 1H 2006 and litigation expenses were also lower.  Excluding currently unknown litigation costs, UTMD plans to hold G&A expenses in 2007 at a level consistent with 1H 2007 as a percent of sales.

	2Q 2007	2Q 2006	1H 2007	1H 2006
S&M Expense	$540	$616	$1,026	$1,206
R&D Expense	109	215	205	283
G&A Expense	639	651	1,303	1,368
Total Operating Expenses:	$1,288	$1,482	$2,534	$2,857

e)  Non-operating income
 Non-operating income in 2Q 2007 was $314 compared to $571 in 2Q 2006, and $615 in 1H 2007 compared to $985 in 1H 2006.  UTMD received interest, dividends and capital gains of $266 in 2Q 2007 and $520 in 1H 2007, compared to $514 in 2Q 2006 and $886 in 1H 2006, from investing its cash balances.
 In 2Q and 1H 2007, UTMD paid $70 and $135, respectively, compared to $63 and $125 in 2Q and 1H 2006, respectively, for interest expense.  The interest expense resulted from UTMD’s Ireland facility borrowing 4,500 EURO (€) in December 2005 to allow the repatriation of profits generated by its Ireland operations between 1996 and 2005.  The average loan balance in 1H2007 was €3,502 compared to €4,341 in 1H 2006. Even though the average loan balance in EURO terms was lower in 2007 compared to 2006, the combination of a weaker US Dollar and a slightly higher variable interest rate caused the interest expense stated in US Dollar terms to be higher.  The loan is being paid by the Ireland subsidiary from profits generated there.  It should take less than 5 more years to repay the loan.  The principal repayment schedule is set annually based on projected profits of the Ireland subsidiary.
 Royalty income, which UTMD receives from licensing its technology to other companies, was approximately the same in both years.  Management currently projects total 2007 non-operating income will be about $330 lower than in 2006, which means non-operating income for 2H 2007 is projected to be slightly higher than 2H 2006.  The actual amount of 2007 non-operating income may be lower if UTMD utilizes its excess cash for an acquisition, unexpected litigation costs or more substantial share repurchases.

f)   Earnings Before Income Taxes
 Earnings before income taxes (EBT) in 2Q 2007 were $3,031 compared to $3,166 in 2Q 2006.  EBT in 1H 2007 were $6,022 compared to $6,212 in 1H 2006.  EBT margins (EBT divided by sales) were both 42.0% of sales in 2Q and 1H 2007, compared to 43.4% and 43.2% in 2Q and 1H 2006, respectively.

g)   Net Income and Earnings per Share
 UTMD’s net income was $1,985 in 2Q 2007 compared to $2,059 in 2Q 2006, and $3,929 in 1H 2007 compared to $4,094 in 1H 2006.  Net profit margins (NPM), which are net income (after tax) expressed as a percentage of sales, were 27.5% in 2Q 2007 compared to 28.2% in 2Q 2006, and 27.4% in 1H 2007 compared to 28.4% in 1H 2006.  The income tax provision rates in 2Q and 1H 2007 were 34.5% and 34.8% of EBT, respectively, compared to 35.0% and 34.1% in 2Q and 1H 2006, respectively.  The increased tax rate resulted primarily from IRS discontinuance of the extraterritorial income exclusion in 2007.  UTMD expects its consolidated income tax rate for 2007 will be about one-half percentage point higher than in 2006, which was 34.2% for the year.
 UTMD’s net income divided by weighted average outstanding shares for the applicable reporting period, diluted for unexercised employee and director options, provides earnings per share (EPS):

	2Q 2007	2Q 2006	1H 2007	1H 2006
Earnings Per Share (EPS)	$.497	$.509	$.981	$1.010
Shares (000), Diluted	3,995	4,043	4,004	4,056

 Diluted 2Q 2007 Earnings per Share (EPS) were 2% lower than in 2Q 2006. Diluted 1H 2007 EPS were 3% lower than in 1H 2006.  The Company expects this trend to continue for the remainder of 2007.  UTMD repurchased 23,819 shares in 2Q 2007 and 40,719 shares in 1H 2007.   Exercises of employee options in 2Q 2007 added 1,436 shares and 21,159 shares in 1H 2007 (net of 221 and 6,418 shares swapped or traded in 2Q and 1H, respectively, by individuals in payment of the exercise price of the options).  Options outstanding at June 30, 2007 were about 223,100 shares at an average exercise price of $21.49 per share.
 Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period.  The dilution calculation added 60,000 and 66,000 shares to actual weighted average shares outstanding in 2Q and 1H 2007 respectively, compared to 96,000 and 106,000 in 2Q and 1H 2006.  The decrease in dilution is primarily due to fewer unexercised options outstanding.  Actual outstanding common shares as of the end of 2Q 2007 were 3,924,000 compared to 3,929,600 at the end of 2Q 2006.

h)  Return on Equity
 Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Annualized ROE (after payment of dividends) for 1H 2007 was 12% compared to 16% for 1H 2006.  The lower ROE in 1H 2007 was due mainly to higher average equity to date in 2007.  Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance, because shareholder equity is reduced by the cost of the shares repurchased.  ROE in 2007 as a whole is expected to be lower than 2006 as a result of substantially higher dividends to shareholders, higher average shareholders’ equity and net profits which may be 4-5% lower than in the previous year.  A lower ROE in 2007 will not affect UTMD’s ability to internally finance its revenue growth.

Liquidity and Capital Resources
i)   Cash flows
 Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise and subsequent sale of employee and director stock options, totaled $2,988 in 1H 2007 compared to $5,920 in 1H 2006.  A $2,121 smaller tax benefit from exercise of employee and outside director stock options in 1H 2007 compared to 1H 2006 was the most significant difference in the two periods, followed by a $599 smaller increase in accrued interest and other receivables.

 The Company’s use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  Capital expenditures for property and equipment were $152 in 1H 2007 compared to $210 in 1H 2006.  This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.
 In 1H 2007, UTMD received $125 and issued 21,159 shares of stock upon the exercise of employee stock options.  Option exercises in 1H 2007 were at an average price of $12.44 per share.  Employees exercised a total of 27,577 option shares in 1H 2007, with 6,418 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options.  For comparison, the Company received $444 from issuing 124,886 shares of stock on the exercise of employee stock options in 1H 2006, net of 145,399 shares retired upon employees trading those shares in payment of the stock option exercise price and related tax withholding.  UTMD used $2,488 in cash during 1H 2006 to meet tax withholding requirements on options exercised.  The Company repurchased 40,719 shares of its stock in the open market at a cost of $1,240 during 1H 2007, an average cost of $31.20 per share including commissions and fees.  For comparison, UTMD repurchased 51,632 shares of stock in the open market at a cost of $1,590 during 1H 2006.
 UTMD Ltd. (Ireland subsidiary) made payments of $452 on its note payable during 1H 2007, compared to $403 in 2Q 2006.  UTMD paid $1,697 in cash dividends in 1H 2007 compared to $1,368 in 1H 2006, a 24% increase.
 Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans.  Planned capital expenditures during the remainder of 2007 are expected to be less than $300 to keep facilities, equipment and tooling in good working order.  In addition, UTMD may use cash in 2007 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance.  The revolving line of credit will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time not otherwise available from existing cash and investment balances.

j)   Assets and Liabilities
 June 30, 2007 total assets were $672 higher than at December 31, 2006.  Current assets increased $684, primarily from a $378 increase in accounts and other receivables, including a $454 increase in trade accounts receivable, net of allowance for doubtful accounts.  Although inventories have increased $194 since December 31, 2006, the Company expects 2007-ending inventory balances to be about the same as 2006-ending balances.  Other current assets increased $79.  Cash and investment balances increased despite paying $1,697 in dividends, $1,240 to repurchase shares and $452 in repayments of the note payable in Ireland.
 Working capital was $25,840 at June 30, 2007, a $810 increase from 2006 year-end.  Working capital continues in excess of UTMD’s normal operating needs.  Representing the most significant part of current liabilities, accrued liabilities decreased since December 31, 2006 by $83 after payment in February 2007 of 2006 annual management bonuses.  Accrued liabilities decreased $922 since March 31, 2007 as a result of the timing of estimated income tax payments.  As a result of the working capital changes, UTMD’s current ratio increased to 8.9 on June 30, 2007 from 8.4 at year-end 2006, and 8.2 on June 30, 2006.
 Net property and equipment decreased $14 in 1H 2007 after additions of $152 and an increase in the dollar-denominated value of Ireland P&E, offset by depreciation of $277.  U.S. dollar-denominated assets in Ireland increased about $48 (after depreciation) or 1.1% during 1H 2007.  Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill increased $2 as a result of amortization of intellectual property of $24, additions to intangibles of $10 and the impact of exchange rate changes.  At June 30, 2007, net intangible assets including goodwill were 17% of total assets, the same as at year-end 2006.
 UTMD’s long term liabilities are comprised of the Ireland note payable ($4,041 on June 30, 2007) and deferred revenue and income taxes ($314 on June 30, 2007).  As of December 31, 2006, those long term liabilities were $4,383 and $308, respectively.  As of June 30, 2007, UTMD’s total debt ratio (total liabilities/ total assets) decreased to 17% from 18% on December 31, 2006.  In comparison, UTMD’s total debt ratio on June 30, 2006 was 20%.

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

In 1H 2007, UTMD failed to meet its first objective with respect to its domestic market share of Intran® Plus, the market-leading transducer-tipped intrauterine pressure catheter (IUPC) used in L&D for close surveillance of active management of difficult labor.  Intran sales in 1H 2007 were down $430 compared to 1H 2006.  UTMD believes this is the result of the success of competitors in convincing hospital administrators that competing IUPC devices convey close to the same expected clinical outcomes at a lower out-of-pocket price, and the diminished role of physicians in purchase decisions of medical devices used in hospital L&D units.  For the remainder of 2007, UTMD will increase S&M efforts to help convey the significant difference in patient safety and effective outcomes when using Intran, thereby providing the least total cost of care alternative when the risk of complications and unnecessary device utilization are included in the purchase decision.  As a further consideration looking forward, UTMD’s GPO contract with Healthtrust Purchasing Group, representing Columbia/HCA hospitals among others, for its L&D and NICU devices expires on August 31, 2007.  HPG has decided to sole source its L&D devices with a competitor, which UTMD believes is a violation of its code of ethics to provide choice when it comes to “clinician-preference” products.  HPG member purchases in 2006 were about $100 per month.  UTMD believes it can retain a significant portion of its prior HPG member hospital business since hospital members understand that medical devices which convey a significant improvement in patient safety, effectiveness and cost do not need a GPO contract.  UTMD believes that its devices generally convey all three.
   Although domestic 1H 2007 sales of other devices are close to the beginning of year plan, and international sales are exceeding plan, UTMD currently expects lower overall sales and profit performance than it had described in the SEC Form 10-K after the end of 2006.
For the other beginning of year objectives, UTMD believes it is on generally on track after the first six months of 2007.

l)    Accounting Policy Changes.
The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes during 1H 2007.  Please see Note 3, above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies.  The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate was 0.7433 EURO per USD as of June 30, 2007, and 0.7870 EURO per USD as of June 30, 2006.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2007, the company’s disclosure controls and procedures were effective.
There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 2Q 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
4/01/07 - 4/30/07	1,899	$ 32.52	1,899
5/01/07 - 5/31/07	14,400	30.39	14,400
6/01/07 - 6/30/07	7,520	30.27	7,520
Total	23,819	$ 30.50	23,819

(1)    In 2Q 2007 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992.  Since 1993 through 2Q 2007, the Company has repurchased 6.4 million shares at an average cost of $11.78 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.1 million of its shares at an average price of $11.16 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.6 million option shares at an average price of $8.95 per share.  All options were awarded at the market value of the stock on the date of the award.

 The frequency of UTMD’s open market share repurchases depends on the availability of sellers and the price of the stock.  The board of directors has not established an expiration date or a maximum dollar or share limit for UTMD’s continuing and long term consistent pattern of open market share repurchases.

 The purpose of UTMD’s ongoing share repurchases is to maximize the value of the Company for its continuing shareholders, and maximize its return on shareholder equity by employing excess cash generated by effectively managing its business.  UTMD does not intend to repurchase shares that would result in terminating its NASDAQ Global Market listing.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 11, 2007 at the annual meeting, shareholders of the Company approved the following matter submitted to them for consideration:
     Elected Barbara A. Payne as a director of the Company;
Barbara A. Payne:    For    3,435,971

Item 6.  Exhibits

Exhibit #	SEC Reference #	Title of Document
1	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
2	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/7/07	By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/7/07	By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer