Form 10-Q
period 2007-09-30
UTAH MEDICAL PRODUCTS INC
filed 2007-11-06
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2007	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
          Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:      (801) 566-1200

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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 5, 2007:     3,918,000.

UTAH MEDICAL PRODUCTS, INC.

PART I  -  FINANCIAL INFORMATION

Item 1.   Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(in thousands)

	(unaudited)	(audited)
	SEPTEMBER 30, 2007	DECEMBER 31, 2006
ASSETS

Current assets:
Cash	$1,102	$610
Investments, available-for-sale	21,113	20,439
Accounts & other receivables, net	3,990	3,746
Inventories	3,419	3,037
Other current assets	607	579
Total current assets	30,231	28,411

Property and equipment, net	8,477	8,331

Goodwill	7,191	7,191

Other intangible assets	2,618	2,588
Other intangible assets - accumulated amortization	(2,370)	(2,334)
Other intangible assets, net	248	254

TOTAL	$46,147	$44,187

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$595	$599
Accrued expenses	2,546	2,341
Current portion of note payable	455	441
Total current liabilities	3,596	3,381

Note payable	4,025	4,383

Deferred income taxes	326	308
Total liabilities	7,947	8,072

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000 shares; issued - September 30, 2007, 3,916 shares and December 31, 2006, 3,944 shares	39	39
Accumulated other comprehensive income	(759)	(720)
Retained earnings	38,919	36,796
Total stockholders' equity	38,200	36,115

TOTAL	$46,147	$44,187

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
(in thousands - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Sales, net	$7,097	$7,001	$21,426	$21,398

Cost of goods sold	3,124	3,030	9,511	9,343

Gross margin	3,973	3,971	11,915	12,055

Operating expense

Selling, general and administrative	1,165	1,154	3,494	3,728
Research & development	88	81	293	363

Total	1,253	1,235	3,787	4,092

Income from operations	2,720	2,736	8,128	7,963

Other income	365	268	979	1,253

Income before provision for income taxes	3,085	3,004	9,107	9,216

Provision for income taxes	1,064	1,000	3,157	3,118

Net income	$2,021	$2,003	$5,950	$6,098

Earnings per common shares (basic)	$0.52	$0.51	$1.51	$1.55

Earnings per common share (diluted)	$0.51	$0.50	$1.49	$1.51

Shares outstanding - basic	3,918	3,929	3,931	3,943

Shares outstanding - diluted	3,975	4,021	3,995	4,045

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
(in thousands - unaudited)

	SEPTEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,950	$6,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	443	606
Gain on investments	(780)	(1,120)
Provision for (recovery of) losses on accounts receivable	(1)	8
Deferred income taxes	-	(11)
Stock-based compensation expense	70	108
Tax benefit attributable to exercise of stock options	46	2,186
Changes in operating assets and liabilities:
Accounts receivable - trade	(341)	(132)
Accrued interest and other receivables	147	756
Inventories	(342)	(307)
Prepaid expenses and other current assets	(29)	(21)
Accounts payable	(4)	168
Accrued expenses	204	105
Total adjustments	(588)	2,345
Net cash provided by operating activities	5,362	8,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(214)	(361)
Intangible assets	(30)	-
Purchases of investments	(1,500)	(5,200)
Proceeds from the sale of investments	1,570	3,804
Net cash provided by (used in) investing activities	(174)	(1,757)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	151	533
Common stock purchased and retired	(1,570)	(1,804)
Common stock purchased and retired - options	-	(2,488)
Repayments of note payable	(687)	(711)
Payment of dividends	(2,562)	(2,116)
Net cash used in financing activities	(4,668)	(6,586)

Effect of exchange rate changes on cash	(28)	(8)

NET INCREASE (DECREASE) IN CASH	492	93

CASH AT BEGINNING OF PERIOD	610	703

CASH AT END OF PERIOD	$1,102	$796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,827	$924
Cash paid during the period for interest	203	196

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

(2)  Inventories at September 30, 2007 and December 31, 2006 (in thousands) consisted of the following:

	September 30,	December 31,
	2007	2006
Finished goods	$1,013	$1,002
Work-in-process	971	984
Raw materials	1,435	1,051
Total	$3,419	$3,037

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
The Company adopted the provisions of FIN 48 on January 1, 2007.  UTMD did not make any adjustment to opening retained earnings as a result of the implementation.  The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses.  During the three and nine month periods ended September 30, 2007 and 2006, the Company did not recognize any interest and penalties relating to income taxes.  UTMD did not have any accrual for the payment of interest and penalties at September 30, 2007 or December 31, 2006.

(4)  Stock-Based Compensation.  At September 30, 2007 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2007 and 2006, the Company recognized $25 and $33, respectively, in compensation cost related to adoption of the statement.   In the nine months ended September 30, 2007 and 2006, the Company recognized $70 and $108, respectively, in compensation cost related to adoption of the statement.

(5)  Comprehensive Income.  Comprehensive income for the three and nine months ending September 30, 2007 was $2,050 and $5,982, net of taxes, respectively.  The components used to adjust net income in order to obtain comprehensive income were foreign currency translation adjustments of $29 and $32, respectively.

(6)  Warranty Reserve.   The Company accrues provisions for estimated costs that may be incurred for product warranties and uncollectible accounts.  The amount of the provision is adjusted, as required, to reflect historical experience.  The following table summarizes changes to UTMD’s warranty reserve during 3Q 2007:

Beginning Balance, July 1, 2007	$40
Changes in Warranty Reserve during 3Q 2007:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending Balance, September 30, 2007	$40

(7)  Investments.  As of September 30, 2007, all of the Company’s investments are held in Fidelity Institutional Money Market Treasury Portfolio – Class 1 and Fidelity Cash Reserves.   Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	3Q 2007	3Q 2006
Balance, beginning of period	$-	$(17)
Reversal of unrealized gain from securities included in beginning balance, realized in the period	-	-
Unrealized holding gains (losses), in equity securities	-	10
Deferred income taxes on unrealized holding gain (loss)	-	(3)
Balance, end of period	$-	$(10)

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
In third quarter (3Q) 2007, UTMD’s consolidated global sales were 1% higher than in 3Q 2006.  3Q 2007 earnings per share (EPS) were $.51 compared to $.50 EPS in 3Q 2006.  UTMD achieved the following profitability measures for 3Q 2007 and 3Q 2006:

	3Q 07	3Q 06
Gross Profit Margin:	56.0%	56.7%
Operating Profit Margin:	38.3%	39.1%
Net Income Margin:	28.5%	28.6%

For three quarters year-to-date (9M) 2007 and 9M 2006, UTMD’s total sales were about the same. EPS for 9M 2007 were $1.49 compared to $1.51 EPS in 9M 2006.  UTMD achieved the following profitability as a ratio of sales in 9M 2007 and 9M 2006:

	9M 07	9M 06
Gross Profit Margin:	55.6%	56.3%
Operating Profit Margin:	37.9%	37.2%
Net Income Margin:	27.8%	28.5%

b)	Revenues
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
Total sales were up 1% in 3Q 2007 compared to 3Q 2006.  International sales were 31% higher while domestic sales were 8% lower.  Domestic sales were comprised of domestic OEM sales (sales of components to other companies for use in their products) which were up 17%, and domestic direct sales (sales of finished devices to users or distributors) which were down 9%.  Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize costs.  Trade shipments from UTMD’s Ireland facility were up 10% in EURO terms, and up 19% in USD terms due to a weaker US Dollar.
Domestic direct sales to hospitals were down substantially due to price reductions and the continued trend of administrative arrangements limiting physician choice of devices used in L&D. UTMD’s objective is to replace sales lost due to increased domestic competition by continued development of specialized products that provide significant improvements in patient safety and effectiveness of care.
Total 9M 2007 sales were about the same as in 9M 2006.  International sales increased 19% and domestic sales decreased 6%.  International sales were 30% of total sales in 9M 2007, up from 25% in 9M 2006.  9M 2007 trade shipments from UTMD’s Ireland facility were up 20% in US Dollar terms and 3% in EURO terms compared to 9M 2006.

The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:
Global revenues by product category:
	3Q 2007	3Q 2006	9M 2007	9M 2006
Obstetrics	$2,157	$2,355	$6,460	$7,124
Gynecology/ Electrosurgery/ Urology	1,540	1,507	4,665	4,501
Neonatal	1,761	1,827	5,253	5,312
Blood Pressure Monitoring and Accessories*	1,639	1,312	5,048	4,461
Total:	$7,097	$7,001	$21,426	$21,398
*includes molded components sold to OEM customers.

International revenues by product category:
	3Q 2007	3Q 2006	9M 2007	9M 2006
Obstetrics	$237	$149	$703	$613
Gynecology/ Electrosurgery/ Urology	538	428	1,540	1,379
Neonatal	162	125	487	414
Blood Pressure Monitoring and Accessories*	1,172	905	3,693	3,000
Total:	$2,109	$1,607	$6,423	$5,406
*includes molded components sold to OEM customers.

UTMD’s future sales depend on its continued ability to retain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are increasingly making the purchase decisions, continued expansion in clinical acceptance of its newer specialty products, release of new products after FDA concurrence with premarketing submissions and continued development of UTMD’s international distribution channels.

c)	Gross Profit
UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 56.0% and 55.6% in 3Q and 9M 2007, respectively, compared to 56.7% and 56.3% in 3Q and 9M 2006, respectively.  Except for L&D products, UTMD’s prices for its products remained generally consistent with the prior year.  In 9M 2007 the sales mix has been more heavily weighted toward lower margin products sold internationally.  The Company is also experiencing inflationary pressures in its manufacturing costs associated both with labor and with raw materials.  Since nearly all of UTMD’s products are made of petroleum-based compounds, the worldwide substantial increase in the cost of oil has a significant impact on raw materials costs.  In addition, the higher cost of oil has direct impact on transportation cost, both those included in manufacturing overhead for shipping and receiving products and raw materials, and those in operating expenses associated with sales and marketing travel expenses.  UTMD continues to retain facilities and other manufacturing capabilities in excess of its needs.  As a result, it projects that the dilution of fixed overhead costs that will occur with any increased sales during the remainder of 2007 will help mitigate a continuing expected increase in incremental direct material and labor costs together with increased competitive pressure on prices.  The Company currently projects an overall 2007 GPM about three-quarters of one percent lower than in 2006.
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
Operating Profit, or income from operations, is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses.  Combined operating expenses in 3Q 2007 were $19 higher than in 3Q 2006, and $304 lower in 9M 2007 than in 9M 2006.  Please see the table below.  Operating expenses increased in 3Q 2007 compared to 3Q 2006 because UTMD increased its direct sales force and advertising in the U.S.  The increase in S&M expense more than offset lower litigation costs as part of G&A expenses.  Option compensation expense, also included in G&A expenses, was $7 lower in 3Q 2007 and $39 lower in 9M 2007 than in the same 2006 periods.  As a percentage of sales, operating expenses were 17.7% in 3Q 2007 compared to 17.6% in 3Q 2006, and 17.7% of sales in 9M 2007 compared to 19.1% in 9M 2006.  For the year of 2007 as a whole, UTMD expects to hold operating expenses as a percent of sales consistent with 9M 2007. Because year end operating expenses are now projected to be lower as a percent of sales by about the same amount that the gross profit margin is expected to be lower, year 2007 operating profit margin, therefore, will be about the same as in 2006.

Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.  S&M expenses in 3Q 2007 were 7.7% of sales compared to 7.1% of sales in 3Q 2006.  S&M expenses in 9M 2007 were 7.3% of sales compared to 8.0% of sales in 9M 2006.
R&D expenses in 3Q 2007 were 1.2% of sales, the same as in 3Q 2006, and 1.4% of 9M 2007 sales compared to 1.7% of sales in 9M 2006.  For the full year of 2007, UTMD expects R&D spending at a slightly higher level as a percent of sales than in 2006.
G&A expenses in 3Q 2007 were 8.7% of sales compared to 9.4% of 3Q 2006 sales.  G&A expenses in 9M 2007 were 9.0% of sales compared to 9.5% of 9M 2006 sales.  In addition to litigation costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002 as well as stock-based compensation cost as required by SFAS 123R.  Excluding currently unknown litigation costs, UTMD expects that G&A expenses for the year 2007 will be at a level consistent with 9M 2007 as a percent of sales.

	3Q 2007	3Q 2006	9M 2007	9M 2006
S&M Expense	$545	$496	$1,571	$1,702
R&D Expense	88	81	293	363
G&A Expense	620	658	1,923	2,026
Total Operating Expenses:	$1,253	$1,235	$3,787	$4,091

e)	Non-operating income
Non-operating income in 3Q 2007 was $365 compared to $268 in 3Q 2006, and $979 in 9M 2007 compared to $1,253 in 9M 2006.  UTMD received interest, dividends and capital gains of $277 in 3Q 2007 and $797 in 9M 2007, compared to $234 in 3Q 2006 and $1,120 in 9M 2006, from investing its cash balances.
In 3Q and 9M 2007, UTMD paid $68 and $203, respectively, compared to $72 and $196 in 3Q and 9M 2006, respectively, for interest expense.  The interest expense resulted from UTMD’s Ireland facility borrowing 4,500 EURO (€ - in thousands) in December 2005 to allow the repatriation of profits generated by its Ireland operations between 1996 and 2005.  The average loan balance in 9M 2007 was €3,416 compared to €4,217 (both in thousands) in 9M 2006. Even though the average loan balance in EURO terms was lower in 2007 compared to 2006, the combination of a weaker US Dollar and a slightly higher variable interest rate caused the interest expense stated in US Dollar terms to be higher in 9M 2007.  The loan is being paid by the Ireland subsidiary from profits generated there.  It should take less than 5 more years to repay the loan.  The principal repayment schedule is set annually based on projected profits of the Ireland subsidiary.
Royalty income, which UTMD receives from licensing its technology to other companies, was approximately the same in both years.  Management currently projects total 2007 non-operating income will be about $270 lower than in 2006.  The actual amount of 2007 non-operating income may be lower if UTMD utilizes its excess cash for an acquisition, unexpected litigation costs or more substantial share repurchases.

f)	Earnings Before Income Taxes
Earnings before income taxes (EBT) in 3Q 2007 were $3,085 compared to $3,004 in 3Q 2006.  EBT in 9M 2007 were $9,107 compared to $9,216 in 9M 2006.  EBT margins (EBT divided by sales) were 43.5% and 42.5% of sales in 3Q and 9M 2007, respectively, compared to 42.9% and 43.1% in 3Q and 9M 2006, respectively.

g)	Net Income and Earnings per Share
UTMD’s net income was $2,021 in 3Q 2007 compared to $2,003 in 3Q 2006, and $5,950 in 9M 2007 compared to $6,098 in 9M 2006.  Net profit margins (NPM), which are net income (after tax) expressed as a percentage of sales, were 28.5% in 3Q 2007 compared to 28.6% in 3Q 2006, and 27.8% in 9M 2007 compared to 28.5% in 9M 2006.  The income tax provision rates in 3Q and 9M 2007 were 34.5% and 34.7% of EBT, respectively, compared to 33.3% and 33.8% in 3Q and 9M 2006, respectively.  The increased tax rate resulted primarily from IRS discontinuance of the extraterritorial income exclusion in 2007.  UTMD expects its consolidated income tax rate for 2007 will be about one-third percentage point higher than in 2006, which was 34.2% for the year.

UTMD’s net income divided by weighted average outstanding shares for the applicable reporting period, diluted for unexercised employee and director options, provides earnings per share (EPS):

	3Q 2007	3Q 2006	9M 2007	9M 2006
Earnings Per Share (EPS)	$.508	$.498	$1.489	$1.508
Shares (000), Diluted	3,975	4,021	3,995	4,045

Diluted 3Q 2007 Earnings per Share (EPS) were 2% higher than in 3Q 2006. Diluted 9M 2007 EPS were 1% lower than in 9M 2006.  The Company expects to achieve about $1.99 eps in 2007 compared to $2.02 in 2006.  UTMD repurchased 9,966 shares in 3Q 2007 and 50,685 shares in 9M 2007.   Exercises of employee options in 3Q 2007 added 1,822 shares and 22,981 shares in 9M 2007 (net of 0 and 6,418 shares swapped or traded in 3Q and 9M, respectively, by individuals in payment of the exercise price of the options).  Options outstanding at September 30, 2007 were about 219,100 shares at an average exercise price of $21.46 per share.
Increases and decreases in UTMD’s stock price affect EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period.  The dilution calculation added 57,300 and 63,800 shares to actual weighted average shares outstanding in 3Q and 9M 2007 respectively, compared to 91,800 and 102,000 in 3Q and 9M 2006.  The decrease in dilution is primarily due to fewer unexercised options outstanding.  Actual outstanding common shares as of the end of 3Q 2007 were 3,915,900 compared to 3,933,900 at the end of 3Q 2006.

h)	Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Annualized ROE (after payment of dividends) for 9M 2007 was 12% compared to 16% for 9M 2006.  The lower ROE in 9M 2007 was due mainly to higher average equity to date in 2007.  Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance, because shareholder equity is reduced by the cost of the shares repurchased.  Holding a large amount of cash earning 5% interest dilutes ROE performance. ROE in 2007 as a whole is expected to be lower than 2006 as a result of substantially higher dividends to shareholders, higher average shareholders’ equity and net profits which are expected to be 3% lower than in the previous year.  The lower ROE in 2007 will not affect UTMD’s ability to internally finance its future revenue growth.

Liquidity and Capital Resources
i)	Cash flows
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise and subsequent sale of employee and director stock options, totaled $5,362 in 9M 2007 compared to $8,443 in 9M 2006.  A $2,140 smaller tax benefit from exercise of employee and outside director stock options in 9M 2007 compared to 9M 2006 was the most significant difference in the two periods, followed by a $609 smaller increase in accrued interest and other receivables.
The Company’s use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  Capital expenditures for property and equipment were $214 in 9M 2007 compared to $361 in 9M 2006.  This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.
In 9M 2007, UTMD received $151 and issued 23,000 shares of stock upon the exercise of employee stock options.  Option exercises in 9M 2007 were at an average price of $12.54 per share.  Employees exercised a total of 29,400 option shares in 9M 2007, with 6,400 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options.  For comparison, the Company received $533 from issuing 136,300 shares of stock on the exercise of employee stock options in 9M 2006, net of 150,000 shares retired upon employees trading those shares in payment of the stock option exercise price and related tax withholding.  UTMD used $2,488 in cash during 9M 2006 to meet tax withholding requirements on options exercised.  The Company repurchased 50,700 shares of its stock in the open market at a cost of $1,570 during 9M 2007, an average cost of $30.97 per share including commissions and fees.  For comparison, UTMD repurchased 58,800 shares of stock in the open market at a cost of $1,804 during 9M 2006.
UTMD Ltd. (Ireland subsidiary) made payments of $687 on its note payable during 9M 2007, compared to $711 in 9M 2006.  UTMD paid $2,562 in cash dividends in 9M 2007 compared to $2,116 in 9M 2006, a 21% increase.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance growth plans.  Planned capital expenditures during the remainder of 2007 are expected to be less than $150 to keep facilities, equipment and tooling in good working order.  In addition, UTMD may use cash for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance.  The revolving line of credit will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time not otherwise available from existing cash and investment balances.

j)	Assets and Liabilities
September 30, 2007 total assets were $1,960 higher than at December 31, 2006.  Current assets increased $1,820, primarily from a $1,166 increase in cash and investments.  A $244 increase in accounts and other receivables includes a $391 increase in trade accounts receivable, net of allowance for doubtful accounts.  Although inventories have increased $382 since December 31, 2006, the Company expects 2007-ending inventory balances to be about the same as 2006-ending balances.  Other current assets increased $28.  Cash and investment balances increased despite paying $2,562 in dividends, $1,570 to repurchase shares and $687 in repayments of the note payable in Ireland.
Working capital was $26,635 at September 30, 2007, a $1,605 increase from 2006 year-end.  Working capital continues in excess of UTMD’s normal operating needs.  Representing the most significant part of current liabilities, accrued liabilities increased since December 31, 2006 by $205.  Accrued liabilities decreased $634 since March 31, 2007 as a result of the timing of estimated income tax payments.  UTMD’s current ratio was 8.4 on September 30, 2007, compared to 8.4 at year-end 2006, and 7.5 on September 30, 2006.
Net property and equipment increased $146 in 9M 2007 after additions of $214 and an increase in the dollar-denominated value of Ireland P&E, offset by depreciation of $407.  U.S. dollar-denominated assets in Ireland increased about $254 (after depreciation) or 5.9% during 9M 2007.  Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $6 as a result of amortization of intellectual property of $36, and additions to intangibles of $30.  At September 30, 2007, net intangible assets including goodwill were 16% of total assets, down from 17% at year-end 2006.
UTMD’s long term liabilities are comprised of the Ireland note payable ($4,025 on September 30, 2007) and deferred revenue and income taxes ($326 on September 30, 2007).  As of December 31, 2006, those long term liabilities were $4,383 and $308, respectively.  As of September 30, 2007, UTMD’s total debt ratio (total liabilities/ total assets) decreased to 17% from 18% on December 31, 2006.  In comparison, UTMD’s total debt ratio on September 30, 2006 was 19%.

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

In 9M 2007, UTMD failed to meet its first objective with respect to its domestic market share of Intran® Plus, the market-leading transducer-tipped intrauterine pressure catheter (IUPC) used in L&D for close surveillance of active management of difficult labor.  Intran sales in 9M 2007 were down $582 compared to 9M 2006.  UTMD believes this is the result of the success of competitors in convincing hospital administrators that competing IUPC devices convey close to the same expected clinical outcomes at a lower out-of-pocket price, and the diminished role of physicians in purchase decisions of medical devices used in hospital L&D units.  For the remainder of 2007, UTMD will increase S&M efforts to help convey the significant difference in patient safety and effective outcomes when using Intran, thereby providing the least total cost of care alternative when the risk of complications and unnecessary device utilization are included in the purchase decision.  As a further consideration looking forward, UTMD’s GPO contract with Healthtrust Purchasing Group, representing Columbia/HCA hospitals among others, for its L&D and NICU devices expired on August 31, 2007.  HPG has decided to sole source its L&D devices with a competitor, which UTMD believes is a violation of its code of ethics to provide choice when it comes to “clinician-preference” products.  HPG member purchases in 2006 were about $100 per month.  UTMD believes it can retain a significant portion of its prior HPG member hospital business since hospital members understand that medical devices which convey a significant improvement in patient safety, effectiveness and cost do not need a GPO contract.  UTMD believes that its devices generally convey all three significant improvements.
Although domestic 9M 2007 sales of other devices are close to the beginning of year plan, and international sales are exceeding plan, UTMD currently expects lower overall sales and profit performance than it had described in the SEC Form 10-K after the end of 2006.
For the other beginning of year objectives, UTMD believes it is on generally on track.

l)	Accounting Policy Changes.
The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes during 9M 2007.  Please see Note 3, above.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies.  The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate was 0.7055 EURO per USD as of September 30, 2007, and 0.7896 EURO per USD as of September 30, 2006.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4.   Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2007, the company’s disclosure controls and procedures were effective.
There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

As an update to the Company’s SEC Form 10-K, ITEM 3 - LEGAL PROCEEDINGS, for year-end 2006, the patent infringement lawsuit with Clinical Innovations Associates (CIA) has been resolved in favor of UTMD, including repayment of UTMD’s court costs. In order to bring the matter to a final close, UTMD did not seek repayment of its litigation costs, and CIA did not appeal the U.S. District Court’s summary judgment confirming UTMD’s non-infringement.  UTMD’s litigation costs of the lawsuit of $406 have been included in G&A Expenses (Operating Expenses) spread over two years from inception of the lawsuit in 3Q 2005 through 3Q 2007.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 3Q 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
7/01/07 - 7/31/07	5,766	$ 30.14	5,766
8/01/07 - 8/31/07	4,200	29.91	4,200
9/01/07 - 9/30/07	-	-	-
Total	9,966	$ 30.05	9,966

(1)           In 3Q 2007 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992.  Since 1993 through 2Q 2007, the Company has repurchased 6.4 million shares at an average cost of $11.81 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.1 million of its shares at an average price of $11.18 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.6 million option shares at an average price of $8.95 per share.  All options were awarded at the market value of the stock on the date of the award.

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

Item 5.   Other Information

On July 15, 2005, UTMD filed an administrative claim with the Department of Health and Human Services (HHS), the parent of the U.S. Food & Drug Administration (FDA), under the Federal Tort Claims Act (FTCA), alleging abuse of process in relation to the negligence and wrongful acts of FDA employees while acting within the scope of their employment during the inspections, review and subsequent enforcement actions taken and/or attempted, including public statements, during the period of 2001 through 2005.

On February 14, 2006 (almost seven months later), UTMD received a letter from HHS dated February 10, 2006,

“This letter constitutes the notice of final determination on this claim, as required by 28 U.S.C. '1346(b).  Your client’s [UTMD’s] claim is not cognizable under the FTCA.  Accordingly, the claim of Utah Medical Products, Inc, is hereby denied.”

On February 15, 2006, as part of informing public shareholders of the HHS denial, UTMD indicated that it had an August 9, 2006 deadline to file suit against the FDA in federal district court, or file a request for reconsideration.

On August 7, 2006, UTMD announced filing a Request for Reconsideration with HHS. The Request for Reconsideration which was filed on July 12, 2006 was also publicly posted on UTMD’s website because of UTMD’s strong belief that the claim is valid. The remedies requested were for the FDA to remove discredited, knowingly false inspection reports still publicly posted on the FDA website, conduct an independent and honest investigation of UTMD’s allegations and repay UTMD for its costs of defense in the FDA’s failed specious and malicious enforcement action.

On August 30, 2007 (almost 13 months later), UTMD received an HHS letter dated August 25, which stated,

“We have again reviewed your client’s claim and determined that the initial decision was correct.  Accordingly, the administrative tort claim of Utah Medical Products, Inc., is denied.

If your client is dissatisfied with this determination, your client is entitled to file suit against the United States in the appropriate federal district court within six (6) months from the date of mailing this determination.”

Independent of the administrative claim and request for reconsideration filed with HHS, since 2006 UTMD has contacted and requested, on several occasions, an investigation of its well-documented experience by the HHS Office of Inspector General, the FDA Office of Internal Affairs, and the FDA Commissioner’s Office. All have ignored or refused the request although clear evidence of FDA malfeasance was provided.  UTMD now has until February 25, 2008 to file suit to obtain just remedies.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/5/07	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/5/07	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer