Form 10-K
period 2007-12-31
UTAH MEDICAL PRODUCTS INC
filed 2008-03-07
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer,” “accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2007, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $112,144,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 5, 2008, common shares outstanding were 3,884,000.

DOCUMENTS INCORPORATED BY REFERENCE.  The Company’s definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Item 10, 11, 12, and 13, and 14 of this Form 10-K.

PART I

ITEM 1 – BUSINESS

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

UTMD’s products are sold directly to end users in the U.S. domestic market by the Company’s own direct sales representatives and independent manufacturers’ representatives.  In addition, some of UTMD’s products are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers.  Internationally, products are sold through other medical device companies and through independent medical products distributors.  UTMD has representation in all major developed countries through 136 international distributors, each of which purchased at least five thousand dollars in UTMD products during 2007.

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

Dollar amounts throughout this report and where noted, are in thousands except per-share amounts.

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

UTMD markets tocodynamometer belts, disposable electrodes, catheters and accessories as outlined above, but does not currently market electronic monitors, the capital equipment that process the electrical signals.  In addition to products currently offered, UTMD intends to continue to investigate and introduce tools that enhance fetal monitoring techniques, as an area of product development focus.

Vacuum-Assisted Delivery Systems (VAD).
UTMD’s VAD Systems include CMI® patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries.  UTMD’s patented soft silicone cup is a bell-shaped cup design that should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated.  Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention.  Although there are risks associated with vaginal operative deliveries which may currently represent 6-10% of all U.S. hospital births, the procedures are generally regarded as safer for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations.  UTMD estimates that the VAD operative approach is used for about 4-8% of all U.S. births, with forceps continuing to lose ground as the alternative.  UTMD’s patented bell-shaped soft silicone TENDER TOUCH® cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System which reports specific names of products used in hospitals.

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

The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters, and chest drainage tubes.  GESCO developed and marketed initial versions of all of these neonatal products.  In order to keep pace with the trend of caring for smaller babies, UTMD has added smaller diameter versions of its URI-CATH® and NUTRI-CATH® products.  In 2000, UTMD gained FDA premarketing clearance of a new PICC family of products specifically designed to minimize trauma to the critically ill neonate, named PICC-NATE®.  The PICC-Nate product line was designed with the input of experienced neonatal nurse practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling.  The soft, strong silicone PICC-Nate comes in two diameter sizes and two hub configurations.  In early 2003, UTMD added a Tecoflex polyurethane version that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion.  In 2006, UTMD developed a unique enteral feeding-only extension set that addresses an important safety risk in the NICU – inadvertent delivery of enteral feeding intravenously.  Named Nutri-Lok, the adapter ensures a secure connection to the enteral feeding catheter (Nutri-Cath) and will not mate with an IV line connector.  Nutri-Lok was launched to the market in January 2007.  In October 2007, UTMD added dispensing syringes with interlocking connectors to its Nutri-Cath/Lok family of devices.  UTMD has applied for a patent on its Nutri-Lok design. Also in 2006, UTMD completed the replacement of all DEHP plasticizer PVC materials in its Gesco product line that may come in contact with neonatal patients, addressing another evolving safety concern related specifically to the possible maldevelopment of male neonates.

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

In 2008, UTMD will continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most developmentally-friendly NICU specialty products in the medical device industry.  In addition to products already offered and being developed internally, UTMD will look to continue to expand sales through international distribution arrangements, and through selective complementary product acquisitions.

Gynecology /Urology /Electrosurgery:
LETZ® System
The LETZ System (loop excision of the transformation zone) is used to excise cervical intraepithelial neoplasia (CIN) and other lower genital tract lesions related to human papilloma virus (HPV) infections.  The electrosurgery procedure with hemostasis has become the standard of care for HPV cervical infection treatment, replacing cold knife scalpel, laser and cryotherapy procedural approaches because it is economical, safe, effective, quick and easy to perform, has fewer potential side effects, and requires little physician training.  A major incentive for performing the LETZ procedure is that it may be performed using local anesthetic in a physician's office, eliminating the time and expense of hospital or surgical center admittance.  Most importantly clinically, in contrast to laser (tissue ablation) and cryotherapy (freezing of tissue), LETZ provides a fine tissue specimen for pathological assessment.

In mid-2006, the FDA licensed the first vaccine for HPV, which has gained widespread media attention.  Such an advance is welcome as an effective preventive measure for 70% of higher level CIN lesions which may progress into cervical cancer. UTMD believes there will be a significant time lag, however, before the new vaccine affects the approximately 500,000 current annual CIN removal procedures based on several factors: the adoption rate of the vaccine, the evolution of the disease in patients already infected and the fact that a portion of CIN-types are unaffected by the vaccine.  In early 2007, the American Society for Colposcopy and Cervical Pathology (ASCCP) published revised guidelines for the treatment of cervical intraepithelial neoplasia (CIN) which advised greater monitoring of lower grade lesions in lieu of surgical treatment, which includes LETZ.

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
UTMD has FDA clearance to market its electrosurgical system and tools for use in general surgery applications, including dermatology, plastic surgery and otolaryngology.  In 2002, UTMD introduced a product line of ultra-fine tipped microdissection needles, called OptiMicro™ Needles.  These electrosurgical needles are particularly useful in small-scale plastic and reconstructive surgery applications.  FILTRESSE is a stand-alone surgical smoke filtration system that combines high filtration efficiency, low cost and convenient use in a surgical office setting. Other electrosurgery tools and accessories include disposable electrosurgical pens, dispersive pads, footswitches, filter packs, speculums, retractors, forceps, tenacula and hooks.  UTMD acquired the distribution rights to a unique reusable four-way expander system which facilitates access to, and visualization of, the cervix, eliminating the need for less effective specula and lateral retractors.  In 2007, UTMD developed and filed for a patent on its design for OptiSpec, an ultra-bright light for cervical visualization without physician distraction during exams, pap smears and other vaginal procedures requiring direct cervical visualization without the use of a colposcope.

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

TVUS/HSG-Cath
In order to further assess persistent abnormal or dysfunctional uterine bleeding and other suspected abnormalities of the uterus, or as a next step after endometrial tissue sampling with an EndoCurette, gynecologists are increasingly utilizing transvaginal ultrasound imaging of the uterus.  UTMD’s TVUS/HSG-Cath was designed to provide effective cervical occlusion that allows distention of the uterus to differentiate anterior and posterior endometrium, among other irregularities, together with minimal visual obstruction of the uterus near the internal os.  In addition, the TVUS/HSG-Cath may be used in hysterosalpingography radiographic procedures to assess the patency of fallopian tubes.  A patent has been filed on the design of the TVUS/HSG-Cath, which was released for marketing in October 2007.

LUMIN®
LUMIN® is a patented gynecological tool developed by UTMD for reliably and safely manipulating the uterus in laparoscopic procedures.  LUMIN combines the strength, range of motion and versatility of the higher end reusable instruments with the lower cost and cleanliness of the inexpensive less functional disposable instruments presently on the market, while at the same time reducing the number of tools needed to move and secure the uterus.

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

Pressure Monitoring Accessories, Components and Other Molded Parts.
Components included in blood pressure monitoring kit configurations include flush devices, stopcocks, fluid administration sets, caps, pressure tubing, interface cables and organizers.  The Company sells similar components designed for other medical device company applications which incorporate UTMD’s technologies and designs.  DELTA-CAL™ is a calibration device used to check proper functioning of an arterial pressure system.  In addition, UTMD sells plastic molded parts on a subcontract basis to a number of medical and non-medical device companies.  UTMD believes that this practice helps better utilize its investment in fixed plant and equipment, and spreads overhead costs resulting in better profit margins on finished device sales.

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

UTMD’s specialty focus, innovation and extensive experience in its specialties are important marketing attributes which help ensure its ability to successfully compete and survive in a consolidating marketplace where competitors try to degrade UTMD’s product differences.

For U.S. hospitals, which now represent about 56% of UTMD’s device sales, marketing efforts are complicated and fragmented.  Although UTMD’s focus is with clinicians who take responsibility for obtaining optimal patient care outcomes, other people who are primarily administrative are often responsible for hospital purchasing decisions.

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

In the United States, UTMD sells its products through its own directly employed sales force and through selective independent manufacturer representatives.  The direct representatives concentrate on applications for UTMD products where customer training and support are important.  As of February 2008, the direct sales force is comprised both of “outside” representatives operating remotely in specific geographic areas, and “inside” representatives who operate by telephone from corporate offices.  Direct representatives are trained to understand the medical procedures being performed within UTMD’s clinical focus.  Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems.  In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs.

When hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors currently comprise less than 8% of total domestic sales.  In contrast, eleven years ago, national distributors and independent stocking distributors in the U.S. represented more than 65% of UTMD’s direct domestic Ob/Gyn and Neonatal products business.

In addition to the above traditional sales approaches, UTMD encourages customers to take advantage of fast and easy online ordering at https://storefront.utahmed.com. UTMD introduced this advanced “portal” website in 2006. It provides a convenient and secure method for placing orders, allows the customer to easily monitor the status of orders and shipments, and gives quick access to account information.

Additionally, UTMD sells component parts to other companies for use with their product lines.  This OEM distribution channel effort is simply maximizing utilization of manufacturing capabilities that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD’s direct distribution and marketing programs.

Internationally, the Company sells its products through over 300 regional distributors and OEMs (other medical device manufacturers).  The international business is driven by the initiative and resourcefulness of those independent distributors.  UTMD’s Internet website www.utahmed.com is a frequent conduit for international customer inquiries.

NEW PRODUCT DEVELOPMENT

New product development has been a key ingredient to UTMD’s market identity.  Product development takes three interrelated forms: 1) improvements, enhancements and extensions of current product lines in response to clinical needs or clinician requests, 2) introduction of new or augmented devices that represent a significant improvement in safety, effectiveness and/or cost of care, and 3) acquisitions of products or technology from others.  Manufacturing process development is an equally important aspect that cannot be separated from the successful  design and development of new products.

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

UTMD’s current product development projects are in three areas of focus: 1) labor & delivery, 2) neonatal intensive care, and 3) specialized procedures for the assessment and treatment of cervical/uterine disease.  Internal product development expenses are expected to be in the range of 1-2% of sales in 2008.  In 2007, UTMD spent $382 on internal product development activities, or 1.3% of sales.  In 2006 and 2005, internal new product development expenses were $316 (1.1% of sales) and $320 (1.2% of sales), respectively.

EMPLOYEES

At December 31, 2007, the Company had 193 employees, and an additional six contract employees.  The contract employees represent UTMD’s desire to provide handicapped persons additional work opportunities, hired through the Utah state-supported Work Activity Center.  The average tenure of UTMD’s employees is about ten years, which conveys an important benefit due to the level of training required to produce consistently high quality medical devices.  The Company's continued success will depend to a large extent upon its ability to retain skilled employees.  No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which reliable, creative and high achieving people wish to work.

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

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company owns or exclusively licenses twenty-eight unexpired patents, and is the licensee of certain other technology.  There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns a number of trademarks which have achieved brand recognition.

The ability of the Company to achieve commercial success depends in part on the protection afforded by its patents and trademarks.  However, UTMD believes that the protections afforded by patents and trademarks are less important  to  UTMD’s business, taken as a whole,  than a medical device’s incremental clinical utility, which may be dominated by a number of other factors including relative cost, ease of use, ease of training/adoption, perceived clinical value of different design features, risk of use in applicable procedures, the reliability of achieving a desired outcome in the hands of different users and market access to potential users.  In cases where competitors introduce products that may infringe on UTMD’s technology, the Company has an obligation to its shareholders to defend its intangible property to the extent that it can afford to do so and that it is material to the Company’s success.  The Company must also defend itself when competitors allege that UTMD may be infringing their technology.

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2007, ongoing royalties included in cost of goods sold were $3.  Other royalties have been previously paid as a lump sum, or are incorporated into the price of acquisitions, or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  During 2007, the Company received $450 in royalty income, the same as in 2006 and 2005.  Based on the expiration dates of the patents for which the current royalty income is being received and the $450 annual maximum, UTMD expects royalties of at least $450, $450 and $310 in 2008, 2009 and 2010, respectively.  UTMD’s future financial performance also depends on the marketing ability of other companies that license UTMD’s technology.

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

All of UTMD’s present products are unclassified, Class I or Class II devices.  The Company is in compliance with all applicable U.S. regulatory standards including CFR Part 820, the FDA Quality System Regulation (QSR) effective in 1997, also known as cGMPs (current good manufacturing practices).

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

EXPORTS

Revenues from customers outside the U.S. in 2007 were $8,576 (30% of total sales), compared to $7,390 (26% of total sales) in 2006 and $6,392 (23% of total sales) in 2005.  Blood pressure monitoring products represented 58% of international sales in 2007, compared to 58% in 2006 and 66% in 2005.  International Ob/Gyn and neonatal product sales were $3,586 in 2007, compared to $3,109 in 2006 and $2,191 in 2005.  For financial information by geographical area, please see notes 1, 4 and 10 to the Consolidated Financial Statements.

UTMD continues to regard the international marketplace as an important element of its growth strategy.   UTMD is keenly aware that not only are international markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used.  In 1996 UTMD completed construction of a manufacturing facility in Athlone, County Westmeath, Ireland.  The facility offers a number of advantages: 1) from a marketing point of view, better response to European Union customers, including a better understanding of customized needs, less costly distribution and duty-free access to over 350 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity for existing U.S. facilities.

BACKLOG

As a supplier of primarily disposable hospital products, the nature of UTMD’s business necessitates being very responsive to customer orders and delivering products quickly.  Virtually all direct shipments to end users are accomplished within one week of receipt of customer purchase order.  Backlog shippable in less than 90 days was   $823 as of January 1, 2008, $906 as of January 1, 2007 and $910 as of January 1, 2006.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device business because products are frequently used in inherently life threatening situations to help physicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit against a company where an individual plaintiff suffers a permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists.  However, no such damages have been awarded against UTMD in its 29 year history.

UTMD is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its defense should any lawsuits be filed.  The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.  Over the time span of the last fifteen years, UTMD has been named as a defendant, along with each attending physician and hospital, in four product liability lawsuits.  All four were related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used by the surgeon.  The VADS products in all four cases did conform to specifications.  UTMD was ultimately dismissed as a defendant in the lawsuits, and legal costs were not material to performance.  During the same fifteen year period of time, in which more than 18 million UTMD finished devices were used, no other UTMD product was the subject of a product liability lawsuit.  There have been no product liability lawsuits during the last four years.

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

ITEM 1A – RISK FACTORS

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

The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years.  As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for preexisting products.  UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company’s approach or present unreasonable burdens.

Risk factors, in addition to the risks outlined in the previous paragraphs and elsewhere in this report that may impact the Company’s assets and liabilities, as well as cash flows, include: risks inherent to companies manufacturing products used in healthcare, including claims resulting from the improper use of devices and other product liability claims; defense of the Company’s intellectual property and infringement claims of others; productive use of assets in generating revenues; management of working capital, including inventory levels required to meet delivery commitments at a minimum cost; and timely collection of accounts receivable.

Additional risk factors that may affect non-operating income include: the continuing viability of the Company’s technology license agreements; actual cash and investment balances; asset dispositions; and acquisition activities that may or may not require external funding.

ITEM 1B – UNRESOLVED STAFF COMMENTS

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

In 3Q 2007, the patent infringement lawsuit filed by Clinical Innovations Associates (CIA) in 2005 was resolved in favor of UTMD, including repayment of UTMD’s court costs.  CIA did not appeal the U.S. District Court’s summary judgment confirming UTMD’s non-infringement.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
UTMD's common stock trades on the NASDAQ Global Market (symbol:UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2007		2006
	High	Low	High	Low
1st Quarter	$34.88	$31.24	$33.50	$28.33
2nd Quarter	34.59	29.30	32.10	29.50
3rd Quarter	32.84	29.50	33.10	28.25
4th Quarter	31.99	29.27	34.96	31.51

Stockholders.
The approximate number of beneficial stockholders of UTMD’s common stock as of March 5, 2008 was 2,700.

Dividends.
The following sets forth cash dividends declared or paid during the past two years:

Record Date	Payable Date	Per Share Amount
December 16, 2005	January 5, 2006	$0.17
March 16, 2006	April 5, 2006	0.18
June 16, 2006	July 5, 2006	0.19
September 15, 2006	October 4, 2006	0.20
December 14, 2006	January 4, 2007	0.21
March 15, 2007	April 4, 2007	0.22
June 15, 2007	July 5, 2007	0.22
September 14, 2007	October 3, 2007	0.22
December 14, 2007	January 3, 2008	0.225

2006 total paid		$0.74

2007 total paid		$0.87

Issuer Purchases of Equity Securities.
The following table details purchases by UTMD of its own securities during fourth quarter 2007.

Period	Total Number of Shares purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
10/01/07 – 10/31/07	-	$-	-	see (1) below
11/01/07 – 11/30/07	8,730	30.09	8,730
12/01/07 – 12/31/07	6,405	29.75	6,405
Total	15,135	$29.95	15,135

(1)  In fourth quarter 2007 UTMD repurchased an aggregate of 15,135 shares of its common stock at an average cost of $29.95 per share pursuant to a continued open market repurchase program instituted in August 1992.  Since 1993 through 2007, the Company has repurchased 6,393,176 shares at an average cost of $11.85 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2,775,742 shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased over 9.1 million of its shares at an average price of $11.85 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.6 million option shares at an average price of $8.96 per share.  All options were awarded at the market value of the stock on the date of the award.

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

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2007, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report.  The selected consolidated financial data should be read in conjunction with UTMD’s Consolidated Financial Statements and the notes included elsewhere in this report.

Year Ended December 31
	2007	2006	2005	2004	2003
Net Sales	$28,502	$28,753	$27,692	$26,485	$27,137
Net Income	7,905	8,168	7,547	10,220	20,761
Earnings Per Common Share (Diluted)	1.98	2.02	1.80	2.19	4.25
Total Assets	45,986	44,187	41,262	41,262	49,694
Working Capital	26,767	25,030	22,230	20,194	21,405
Long-term Debt	3,689	4,383	4,883	-	-
Cash Dividends Per Common Share	0.87	0.74	0.61	0.30	None

Quarterly Data for 2007
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales		$7,118	$7,211	$7,097	$7,076
Gross Profit		3,937	4,005	3,973	3,873
Net Income		1,944	1,985	2,021	1,955
Earnings Per Common Share (Diluted)		.48	.50	.51	.49

Quarterly Data for 2006
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales		$7,104	$7,293	$7,001	$7,355
Gross Profit		4,007	4,077	3,971	4,092
Net Income		2,036	2,059	2,003	2,070
Earnings Per Common Share (Diluted)		.50	.51	.50	.51

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollar amounts are in thousands except per-share amounts, and where noted.

The folowing comments should be read in conjunction with the accompanying financial statements.

Productivity of Assets and Working Capital.
a)  Assets.  Year-end 2007 total assets were $45,986, compared to $44,187 in 2006. The increase was due mostly to an increase in cash and investments resulting from continued excellent operating profitability, but also to a weakening U.S. Dollar (USD) which increased the net book value of Ireland fixed assets (which were down by 2% in Euro terms) by $411 or 10% in USD terms. The 2007 productivity of total assets (= average total asset turns; total sales divided by average total assets for the year) was lower than in 2006 because sales were lower and ending total assets higher.  Both years’ productivity was diluted by UTMD’s large cash-equivalent balances. Year-end 2007 and 2006 cash and investment balances were $22,372 and $21,049, representing 49% and 48% of total assets, respectively.  Year-end cash and investment balances increased $1,323 despite UTMD paying $3,423 in shareholder dividends, $2,023 in share repurchases, and $1,239 in principal repayments on the Ireland loan. Excluding average cash and investment balances, average total asset turns were 1.22 in both 2007 and 2006.  In 2008, total assets excluding cash and investment balances will continue to be substantially less than annual sales, which benefits return on average shareholders equity (ROE).  Improvement in total asset turns (including cash and investments) will depend on the timing of deployment of excess cash and investment balances.

Property, plant and equipment (PP&E) assets are comprised of Utah, Oregon and Ireland manufacturing molds, production tooling and equipment, test equipment, computer/ communications equipment and software, and the Utah and Ireland facilities.  UTMD leases the Oregon facility as a result of the 1997 CMI acquisition, and a portion of its Midvale, Utah parking lot.  In 2007, net consolidated PP&E (depreciated book value of all fixed assets) increased $275 despite the fact that actual depreciation of assets exceeded new capital expenditures by $241.  As noted above, the increase in net PP&E was due to currency exchange translation of preexisting Ireland assets which appreciated 10% in USD terms.  The net book value of U.S. PP&E assets decreased $136.  The increase in 2007 consolidated PP&E while sales decreased resulted in lower PP&E turns. The year-end net book value (after accumulated depreciation) of consolidated PP&E is 34% of actual acquisition cost.  Since current PP&E is in good working order and capable of supporting increased sales activity, the continued productivity of the Company’s fixed assets will remain a source of future profitability.  In 2008, depreciation of fixed assets should again equal or exceed new PP&E purchases required to sustain current operations.

Average inventory turns in 2007 increased to 4.1 from 4.0 in 2006, continuing to meet management’s objective for inventory turns, despite lower sales. This continued the trend of more efficient use of inventories since 2003.  Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances increased $159 or about 4% at the same time that 2007 sales activity decreased 1%, increasing average days in A/R on December 31, 2007 to 47 days, based on 4Q 2007 shipments, compared to 43 days at the end of 2006.  This performance remained well within management’s continuing objective of 55 days.  A/R over 90 days from invoice date at year-end 2007 were 10% of A/R, up from 6% at the end of the prior year.  The Company believes the older A/R will be collected or are within its reserve balances for uncollectible accounts.

Working capital at year-end 2007 was $26,767 compared to $25,030 at year-end 2006.  Both of these amounts exceed working capital needs for internally financing growth in normal operations. UTMD’s current ratio increased to 9.5 from 8.4, mainly due to increases in cash and investments, but also helped by a significant decrease in year-end A/P balances.  The progression in the current ratio since 2003 indicates a continued strengthening of UTMD’s financial position.  Since the large majority of the working capital balance is excess cash (and cash investments), the current ratio going forward in 2008 will depend primarily upon the timing and extent of use of existing cash and investment balances for other than normal operating needs.  The other current asset and current liability components of working capital are expected to remain within management objectives, consistent with 2007 and earlier years.

Net (after accumulated amortization) intangible assets, which are comprised of goodwill resulting from acquisitions and the costs of obtaining patents and other intellectual property including technology rights, were $7,449 at the end of 2007 compared to $7,445 at the end of 2006. The goodwill net balance of $7,191, has been reduced by 24% from acquisition cost as a result of UTMD using previous GAAP through 2001 for the purchase method of acquisition accounting.  Under current GAAP, goodwill is not expensed unless and until the market value of the acquired entity becomes impaired. The three acquisitions of 1997, 1998 and 2001 continue to be viable parts of UTMD’s overall business, representing 34% of total sales in 2007.  UTMD does not expect the goodwill value of the acquisitions to become impaired in 2008.  Purchases of other intangibles of $53 in 2007 were offset by $49 in amortization expense. Net intangible assets at the end of 2007 represented 16% of total assets compared to 17% at the end of 2006.

Liabilities.  In 2007, UTMD’s current liabilities decreased $216, and total liabilities decreased $875, from the end of 2006.  The resulting 2007-ending total debt ratio was 16% of total assets, down from a total debt ratio of 18% at the end of 2006. Current liabilities declined because of a normal fluctuation in timing of payments of accounts payable and accrued expenses.  The Ireland note payable, denominated in Euros, declined just $712 in USD book value despite actual principal payments of $1,239 because the decline in the value of the USD increased the remaining Euro balance in USD terms by 10%. In Euros, the note declined 24% from €3,672 at the beginning of 2007 to €2,791 (both in thousands) at the end of 2007.  As a reminder to shareholders, the note was initiated in December 2005 to finance repatriation of profits achieved in Ireland since 1996 under The American Jobs Creation Act of 2004.  UTMD Ltd. plans to repay this note from profits generated in Ireland over the next three to four years.  In addition to liabilities on the balance sheet, UTMD has operating lease and purchase obligations described in note 7.

Results of Operations.
a)  Revenues.  Global consolidated sales decreased from $28,753 in 2006 to $28,502 in 2007 (about 1%).  Global consolidated sales in 2005 were $27,692.

Domestic sales decreased from $21,363 in 2006 to $19,926 in 2007 (about 7%). In 2005, domestic sales were $21,301. UTMD divides its domestic sales into two distribution channels: “direct sales” which are sales to end user customers by UTMD’s direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and “OEM sales” which are component sales to other companies where products are packaged and resold as part of another company’s finished product offerings.  As a percentage of total domestic sales, direct domestic sales were 94% in all three years of 2007, 2006 and 2005.  Therefore, domestic OEM sales were 6% of total domestic sales in all three years.  Domestic direct sales in 2007 represented 66% of global consolidated sales in 2007 compared to 70% in 2006, and 72% in 2005.

International (foreign) sales increased from $7,390 in 2006 to $8,576 in 2007 (about 16%).  In 2005, international sales were $6,392.  International sales grew to 30% of global consolidated sales in 2007 compared to 26% in 2006, and 23% in 2005.  Of the 2007 international sales, 55% were distributed to customers in Europe, compared to 53% in 2006 and 55% in 2005.  Ireland operations (UTMD Ltd.) shipped 51% of international sales (in USD terms) in 2007, compared to 52% in 2006 and 57% in 2005.  UTMD Ltd. 2007 trade shipments were up 5% in Euro terms and up 15% in USD terms compared to 2006.

UTMD groups its sales into four general product-line categories:  1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician and patient safety;  2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease including LETZ, endometrial sampling, transvaginal uterine sonography, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools;  3) neonatal care, comprised of devices that provide developmentally-friendly care to the most critically ill babies including providing vascular access, enteral feeding, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized components as well as molded parts sold on an OEM basis to other companies.  In these four categories, UTMD’s primary revenue contributors enjoy a significant market share and may have differentiated product features protected by patents.

Global revenues by product category:
	2007	%	2006	%	2005	%
Obstetrics	$8,473	30	$9,371	33	$9,774	36
Gynecology/ Electrosurgery/ Urology	6,143	21	6,106	21	5,397	19
Neonatal	7,062	25	7,073	25	6,475	23
Blood Pressure Monitoring and Accessories*	6,824	24	6,203	21	6,046	22
Total:	$28,502	100	$28,753	100	$27,692	100
*includes molded components sold to OEM customers.

International revenues by product category:
	2007	%	2006	%	2005	%
Obstetrics	$881	10	$764	10	$593	9
Gynecology/ Electrosurgery/ Urology	1,944	23	1,820	25	1,199	19
Neonatal	761	9	525	7	400	6
Blood Pressure Monitoring and Accessories*	4,990	58	4,281	58	4,200	66
Total:	$8,576	100	$7,390	100	$6,392	100
*includes molded components sold to OEM customers.

As a summary explanation of revenues in the above tables,
1.  The $898 decline in total obstetrics (L&D) device sales in 2007 was primarily the result of the restrictive effects of U.S. GPO administrative agreements.  For example, 2007 GPO restrictions included a sole source contract consummated by HealthTrust Purchasing Group (HPG) with a UTMD competitor for IUPCs and VADS which took effect on September 1, 2007.  These specialty catheters and surgical tools are clearly in the category of “clinician preference products.”  The HPG sole source agreement violates the mandate by the U.S. Senate Judiciary Antitrust Subcommittee in April 2002 that GPOs only allow multi-source contracting for clinician-preference products, as well as the ensuing “Healthcare Group Purchasing Industry Initiative” code of ethics, of which HPG was a founding member. It also represented a violation of HPG’s own code of ethics, which states in Section HPG.008, “No GPO should come between hospital administration and their physicians when it comes to the choice of medical devices needed to treat the patient.  To this end, HealthTrust offers a complete line of contracts in these areas [clinician-preference products] that provides substantial choice to our members and their physicians.”  In the U.S., 2007 sales of intrauterine pressure catheters (IUPCs) declined $926 and sales of vacuum-assisted delivery systems (VADS) declined $152, a total U.S. IUPC and VADS decline of $1,078.  The silver lining of this decline is that the Company’s reliance on a single product is much less concentrated; i.e., in 2007, U.S. IUPC sales were 21% of total sales compared to 2004 when U.S. IUPC sales were 31% of total sales ($2.3 million higher).  The $1,078 decline in U.S. IUPC and VADS sales but only $250 decline in total sales suggests that UTMD’s sales of its other products and its international business are expanding.  In 2007, other U.S. L&D product sales (excluding IUPC and VADS) increased $63, and sales of all L&D products internationally increased $117 (15%).

2.  International gynecology/ electrosurgery/ urology (ES/gyn) product sales increased $124 (7%), while U.S. ES/gyn sales declined $87.  The decline in U.S. ES/gyn sales resulted from lower sales of LETZ electrodes of $104.  In the U.S., the American Society for Colposcopy and Cervical Pathology (ASCCP) published revised guidelines for the treatment of cervical intraepithelial neoplasia (CIN) which advised greater monitoring of lower grade lesions in lieu of surgical treatment, which includes LETZ (loop excision of the transformation zone).

3.  International neonatal product (NICU) sales increased $236 (45%) in 2007, while U.S. NICU sales declined $247.  The international sales continue a trend of increasing acceptance of UTMD’s NICU devices in foreign countries.   In the U.S., because products in this category are sold to hospitals, sales are also affected by GPO restrictions.  Because the NICU devices are diverse and lower volume than in L&D, and because of the special nature of the patients, UTMD believes that clinicians remain more heavily involved in product selection, and therefore U.S. GPO administrative deals are less of a challenge in this NICU category than for L&D.

4.  International blood pressure monitoring and accessories (BPM) sales increased $709 (17%), while domestic BPM sales decreased $88.  This category includes molded components (some of which are not related to medical devices) sold to other companies for use in their products (OEM sales).  In contrast to the other product categories, international sales comprise most (73% in 2007 and 69% in 2006) of BPM sales.  UTMD depends on successful sales and marketing by other companies internationally, too.  Sales to UTMD’s largest foreign OEM customer, Pulsion Medical Systems AG, in Germany, increased approximately $300 in 2007.  The decline in U.S. BPM sales in 2007 compared to 2006 is primarily a function of the timing of domestic OEM orders, which are generally for larger quantities of components and are ordered infrequently.  Virtually all of UTMD’s domestic OEM sales were included in the BPM category in 2007.

Looking forward to 2008, UTMD’s improvement in domestic direct sales depends on its ability to obtain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are making the product decisions through the use of GPOs contracts awarded on bases which may not adequately take into consideration the total cost of patient care, which includes complication rates and longer term health outcomes.  An important factor in UTMD’s ability to compete in this administratively cumbersome environment is its continuing ability to develop devices that are clearly differentiated on the basis of patient safety and better health outcomes.  Internationally, UTMD expects continued expansion in clinical acceptance of its specialty products, particularly where the standard of living is increasing in lesser developed countries.  Excluding the possibility of acquisition of a new product line with established sales, management projects a 2% overall revenue increase in 2008.  This assumes a 2% increase in domestic sales from new products despite a projected continued decline in U.S. IUPC sales, and a 3% increase in international sales, which is conservative compared to recent experience.

b)  Gross Profit.  UTMD’s 2007 gross profit, the surplus after subtracting costs of manufacturing, inspecting, packaging, sterilizing and shipping products (CGS) from net revenues, was $15,788 compared to $16,147 in 2006 and $15,753 in 2005.  Gross profit margins (GPMs), gross profits expressed as a percentage of net sales, were 55.4% in 2007 compared to 56.2% in 2006 and 56.9% in 2005. Because of competition and a number of long term fixed pricing agreements, UTMD had a limited ability to increase product prices in 2007 at the same time that direct labor and direct materials costs were increasing fairly substantially. Beginning in September 2007, UTMD offered its HPG customers a 10% IUPC price reduction to encourage them to ignore the sole source GPO contract with a competitor. This accounted for about 20% of the gross profit decline in 4Q 2007. Also, because of the disparity in profitability of UTMD’s domestic sales compared to international sales, the sales mix by distribution channel had an unfavorable impact on the overall average margin compared to the prior two years.  In Ireland, where manufacturing costs in Euro terms increased, the gross margin was further reduced by a number of fixed pricing agreements established in USD terms, since the value of the USD declined by about 10% relative to the Euro. UTMD possesses facilities and other manufacturing infrastructure well in excess of its current needs.  As a result, it projects that dilution of fixed overhead costs from higher 2008 sales will help offset anticipated continued direct labor and materials cost increases in 2008.  The Company believes that it can continue to meet its GPM objective of 55% in 2008.

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

c)  Operating Income.  Operating income is the surplus after operating expenses are subtracted from gross profits.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Combined operating expenses were $5,032 in 2007 compared to $5,312 in 2006, and $6,516 in 2005.  Litigation expenses and stock option compensation expense estimated by using a Black-Scholes pricing model are included as part of G&A expenses.  All other G&A expenses remained very consistent for the three years 2005-2007.  Both lawsuits noted below, in which UTMD prevailed on all counts, have been concluded:

	2007	2006	2005
R&D expenses	$382	$316	$320
S&M expenses	2,075	2,272	2,214
G&A – FDA litigation expenses	-	44	1,563
G&A – CIA litigation expenses	120	184	76
G&A – stock option compensation expense	95	140	n/a
G&A – all other expenses	2,360	2,357	2,342
G&A expenses – total	2,575	2,725	3,981
Total operating expenses	$5,032	$5,312	$6,516

Operating income in 2007 was $10,756 compared to $10,835 in 2006, and $9,237 in 2005.  UTMD’s operating profit margin (operating income divided by total sales) was 37.7% in 2007 compared to 37.7% in 2006, and 33.4% in 2005.  The 2005 margin is substantially lower since there were litigation expenses in that year that were unrelated to sales activity.  Looking forward to 2008, UTMD expects to control operating expenses to achieve operating income consistent with 2007.

i)  S&M expenses:  S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, processing orders and funding GPO fees. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.  The largest component of S&M expenses is the cost of directly employing representatives that solicit product sales and provide customer support across the U.S.  As a percent of total sales, S&M operating expenses were 7.3% in 2007, 7.9% in 2006 and 8.0% in 2005.  In 2008 UTMD intends to increase S&M expenses to a level closer to S&M expenses in 2005 and 2006, but hold the ratio to total sales to about 8%.

ii)  R&D expenses:  R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing premarketing regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes.  As a percent of sales, R&D expenses were 1.3% in 2007 compared to 1.1% in 2006, and 1.2% in 2005.  In 2008, UTMD will opportunistically invest in R&D in order to reinvigorate its product development pipeline.  R&D expenses are expected to increase marginally.

iii) G&A expenses:  G&A expenses include the “front office” functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, risk management, protection of intellectual property, and legal costs.  Starting in 2006, G&A expenses also included estimated stock option compensation expense, which was $95 in 2007 and $140 in 2006.  In addition to employing the personnel required to coordinate or manage those “front office” functions, G&A expenses include outside director fees and expenses, outside legal counsels’ and litigation experts’ fees, independent accounting audit fees including auditing for internal controls under SOX 404, 401(k) Plan administration, NASDAQ exchange fees, write-offs of uncollectible receivables, general business insurance and corporate contributions to charitable organizations.  Aggregate G&A expenses as a percent of sales were 9.0% in 2007, 9.5% in 2006 and 14.4% in 2005.  G&A expenses excluding litigation expenses were 8.6%, 8.7% and 8.5% of sales in 2007, 2006 and 2005, respectively, which may provide a clearer indication of G&A expenses free of disputes that require litigation.  Total litigation expenses in the three years of 2005-2007 were $1,957, plus a reduction of UTMD’s litigation reserve of $1,228.  UTMD’s out-of-pocket costs of the 2001-2005 dispute with the FDA which culminated in an unwarranted lawsuit were $4,033. The out-of-pocket costs associated with UTMD’s 2005-2007 defense of a meritless patent infringement claim by CIA were $416.  There were no litigation expenses during the three years 2005-2007 related to product liability.  In 2008, UTMD plans to hold G&A expenses excluding any litigation expenses at a ratio of sales consistent with the prior three years.  There are no current lawsuits which UTMD expects will result in significant litigation costs.

d)  Non-operating Income, Non-operating Expense and EBT.  Non-operating income includes royalties from licensing UTMD’s technology, rent from leasing underutilized property to others, income earned from investing the Company’s excess cash and gains or losses from the sale of assets, offset by non-operating expenses which include interest on the Ireland bank loan and bank service fees.  Non-operating income was $1,283 in 2007, $1,582 in 2006 and $977 in 2005.  The higher 2006 income resulted from capital gains from investments realized in that year.  Royalties received were $450 in all three years, which came from one source. The licensed patents for which the royalties have been received are due to expire starting in August 2008, with the last one expiring in August 2010.  Annual royalty payments due UTMD under the license agreement were capped at $450. The royalty rate of each unexpired patent will continue to achieve the maximum royalty until August 2010, based on the current sales volume of applicable products subject to the license of UTMD patents.  In 2007, UTMD paid $270 in interest compared to $255 in 2006 and $10 in 2005.  The interest resulted from borrowing €4.5 million ($5,336) in December 2005 to allow the repatriation in 2005 of profits generated by UTMD’s Ireland subsidiary since 1996.  UTMD expects interest expense of about $240 in 2008 as a result of the Ireland note payable.  Although average loan balances will be lower in 2008, UTMD expects the average conversion rate of the USD from the Euro will be higher than in 2007 (weaker dollar on the average), offsetting some of the lower interest when converting the expense into USD terms.  UTMD expects its 2008 non-operating income will be about $200 lower than in 2007 because of projected lower interest rates in the U.S.  The actual amount of 2008 non-operating income may be even lower if UTMD utilizes excess cash for an acquisition, unexpected litigation costs or substantial share repurchases.

Earnings before income taxes (EBT) result from adding UTMD’s non-operating income to its operating income. EBT was $12,038 in 2007 compared to $12,418 in 2006, and $10,214 in 2005.  EBT margin is EBT divided by total sales.  UTMD’s EBT margin was 42.2%, 43.2% and 36.9% in 2007, 2006 and 2005, respectively.  UTMD is targeting 2008 EBT of about $11,800, as operating income is projected to be about the same and non-operating income is projected to be about $200 lower than in 2007.

e)  Net Income, EPS and ROE.  Net income is EBT minus income taxes, often called the “bottom line”.  Net income was $7,905, $8,168 and $7,547 in 2007, 2006 and 2005 respectively.   The effective consolidated corporate income tax provision rate was 34.3%, 34.2% and 26.1% respectively.  The significantly lower income tax provision in 2005 was a result of The American Jobs Creation Act of 2004 (the Act) enacted in October 2004 which allowed a temporary tax deduction on repatriated foreign earnings accomplished in 2005.  Prior to 2005, UTMD included a deferred tax liability in reported results, anticipating that profits generated by its Ireland facility would eventually be repatriated, triggering U.S. income taxes.  Also, UTMD recorded a favorable deferred tax liability adjustment after the conclusion of an IRS audit in 3Q 2005.  These were non-recurring tax benefits limited to the year 2005 which provided the much lower tax provision in that year.  Other year to year fluctuations in the tax rate may result from:  1) variations in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products and a 25% rate on rental income; 2) special U.S. tax exclusions such as the manufacturing profit deduction; 3) higher marginal tax rates for EBT above $10 million; and 4) other factors such as R&D tax credits.  Management expects the 2008 consolidated income tax provision rate to remain about the same as in the prior year.

UTMD’s net income expressed as a percentage of sales was 27.7%, 28.4% and 27.3% for years 2007, 2006 and 2005, respectively.  UTMD’s profitability has consistently ranked it in the top performance tier of all U.S. publicly-traded companies, and has been a primary driver for UTMD’s past excellent returns on shareholders’ equity (ROE).

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS were $1.982, $2.020 and $1.800 in 2007, 2006 and 2005, respectively. UTMD’s EPS has grown at an annually compounded rate of 15% per year during the ten years since 1997.

The end of 2007 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,989 (in thousands) compared to 4,043 shares in 2006, and 4,192 shares in 2005.  Dilution for “in the money” unexercised options for the year 2007 was 62 (in thousands) shares compared to 100 in 2006 and 230 in 2005.  The total number of options outstanding at year-end 2007 declined 7% from year-end 2006.  Dilution decreased in 2007 from 2006 because the average number of options outstanding decreased, even though a slightly higher average share price in the stock market increased the dilutive effect of each option.  Actual outstanding common shares as of December 31, 2007 were 3,905,297.

Return on shareholders’ equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholders’ equity during the applicable time period. ROE includes balance sheet measures as well as income statement measures.  ROE for 2007 was 12% (21% before dividends) compared to 15% (24% before dividends) in 2006, and 15% (22% before dividends) in 2005.  UTMD’s ROE is primarily driven by its high net profit margin, which in 2007 remained consistent with prior years.  ROE was diluted by lower total asset turns as UTMD continued to grow its cash balances, and by a lower debt ratio as UTMD continued to repay its bank loan in Ireland without increasing other liabilities.  UTMD’s ROE (before dividends) has averaged 33% per year over the last 20 years.  This ratio determines how fast the Company can afford to grow without diluting shareholder interests.  For example, a 30% ROE will financially support 30% annual growth in revenues without having to issue more stock.

Looking forward, unless UTMD utilizes its cash to make an acquisition or more actively repurchase shares, 2008 ROE will be lower than 2007 because net profitability is projected to be slightly lower while average shareholders’ equity and dividends increase, and total asset turns and financial leverage decrease.  Retaining a high cash balance which returns only about 5% dilutes overall ROE.

Liquidity and Capital Resources.
Cash Flows.
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, totaled $7,474 in 2007 compared to $8,403 in 2006, and $5,515 in 2005.  Compared to 2006, net cash provided by operating activities in 2007 was lower due to a decrease of $263 in net profits, and a $645 smaller increase in accrued interest and other receivables, among other changes that were generally consistent with excellent balance sheet management in the presence of slightly lower sales activity

The Company’s use of cash for investing activities was primarily as a result of purchases of liquid investments, in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  UTMD expended $2,000 in 2007 on such purchases compared to $6,600 in 2006, and $10,600 in 2005.  In 2007, UTMD received $2,023 from selling short-term investments compared to $4,306 in 2006, and $9,045 in 2005. No acquisitions requiring investment of cash were made in 2007 or 2006.

In 2007, UTMD received $180 and issued 27,519 shares of stock upon the exercise of employee stock options.  Employees exercised a total of 35,062 option shares in 2007, with 7,543 shares immediately being retired as a result of some optionees trading the shares in payment of the exercise price of the options.  The Company received a $60 tax benefit from option exercises in 2007.  UTMD repurchased 65,820 shares of stock in the open market at a cost of $2,023 during 2007.  Option exercises in 2007 were at an average price of $12.30 per share.  Share repurchases in the open market were at an average cost of $30.73 per share, including commissions and fees.  In comparison, in 2006 UTMD received $627 from issuing 155,823 shares of stock on the exercise of employee and director stock options, including 168,725 shares retired upon employees and directors trading those shares in payment of the stock option exercise price and related tax withholding subject to statutory limitations. UTMD paid $2,700 in 2006 to meet tax withholding requirements on options exercised, but received a $2,450 tax benefit from those exercises.  In 2005, the Company received $858 from issuing 123,478 shares of stock on the exercise of employee and director stock options, including 83,655 shares retired upon employees trading those shares in payment of the stock option exercise price.

UTMD did not borrow during 2007 or 2006.  In December 2005, UTMD’s foreign subsidiary borrowed €4.5 million ($5,336) to allow repatriation (from Ireland to the U.S.) of profits achieved since 1996, per The American Jobs Creation Act of 2004.  In 2007, UTMD made repayments of $1,239 on the Ireland note, compared to $1,057 in 2006. Although UTMD has not borrowed under its revolving line of credit since it paid off the balance in 2003, the line of credit is used to guarantee the current Ireland loan in order to achieve favorable credit terms.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  Planned 2008 capital expenditures are expected to be less than $600 to keep facilities, equipment and tooling in good working order.  In addition, UTMD may use cash in 2008 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance.  The U.S. revolving line of credit will continue to be available for liquidity when the timing of acquisitions or repurchases of stock require a large amount of cash in a short period of time not otherwise available from existing cash and investment balances.

In summary, management plans to utilize cash not needed to support normal operations in one or a combination of the following:  1) to make investments in new technology and/or processes;  2) to acquire a product line that will augment revenue growth and better utilize UTMD’s existing infrastructure; and/or  3) to repurchase UTMD shares in the open marketplace.

Management's Outlook.
In summary, in 2008 UTMD plans to
1)  fight to retain its significant U.S. market shares of established key specialty products,
2)  accelerate revenue growth of newer products;
3)  develop proprietary products helpful to clinicians through internal new product development;
4)  continue to disproportionately increase international sales;
5)  continue outstanding overall financial operating performance;
6)  look for new acquisitions to augment sales growth;  and
7)  utilize current cash balances in shareholders’ best long-term interest, including continued cash dividends and open market share repurchases.

The safety, reliability and performance of UTMD’s products are high and represent significant clinical benefits while providing minimum total cost of care.  Physicians do care about the well-being of their patients, but their time is limited to evaluate choices, and they have hospital administrators to deal with who often look at the initial price of a product without understanding the total cost of care which includes risk of unwanted complications and unnecessary utilization.

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

UTMD will continue to focus on differentiating itself, especially from commodity-oriented competitors.  UTMD is small, but its employees are experienced and diligent in their work.  UTMD’s passion is in providing innovative clinical solutions that will help reduce health risks for women and their babies.  The Company has a defined focus and does not seek revenue growth as its primary motivation.  Its fundamental focus is to do an excellent job in meeting customers’ and patients’ needs, while providing shareholders with excellent returns.

Looking back seven years to the end of 2000 from the end of 2007, UTMD’s EPS have more than doubled (up 120%) while the year-ending share price has increased almost four times (up 296%), providing long term shareholders with excellent returns.  In comparison, the NASDAQ Composite, S&P 500 Index and DJIA indices were up 7%, 11% and 23%, respectively, over that same time span.

In 2007, while the year ending share price decreased 10%, UTMD increased dividends/share actually paid to shareholders by 18% (from $.74 in 2006 to $.87 in 2007), decreased diluted shares outstanding by 1% and decreased outstanding unexercised options by 7%.  This was accomplished in 2007 by UTMD again achieving a high positive cash flow by meeting its profitability goals, managing working capital effectively and keeping new capital expenditures below the rate of depreciation of existing assets.  UTMD’s balance sheet is strong enough to be able to finance a substantial acquisition in 2008 without issuing stock, should an attractive one become available.  In considering acquisitions, UTMD looks to acquire successful companies, products or technologies that will enhance its specialist focus, but not significantly increase its business risk and not dilute its financial performance.

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

•
Inventory valuation reserves:  The Company strives to maintain a good balance of inventory to 1) meets its customer’s needs while 2) not tying-up an unnecessary amount of the Company’s resources increasing the possibility of, among other things, obsolescence.  The Company believes its method of reviewing actual and projected demand for its existing inventory allows it to arrive at a fair inventory valuation reserve. While the Company has historically not had significant inventory write-offs, the possibility exists that one or more of its products may become unexpectedly obsolete for which a reserve has not previously been created. The Company’s historical write-offs have not been materially different from its estimates.

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  UTMD did not make any adjustment to opening retained earnings as a result of the implementation.  The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses.  During the years ended December 31, 2007, 2006 and 2005, the Company did not recognize any interest or penalties relating to income taxes.  UTMD did not have any accrual for the payment of interest or penalties at December 31, 2007, 2006 or 2005.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in Ireland denominated in the Euro, and sold products under agreements denominated in various Western European currencies.  The Euro and other currencies have been and are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate for the Euro was .6786, .7611 and ..8433 per U.S. Dollar as of December 31, 2007, 2006 and 2005, respectively.  Please see note 1 in Item, 8, below under “Translation of Foreign Currencies” for more information.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The Company's independent registered public accounting firm, Jones Simkins, P.C., has audited the Company's internal control over financial reporting as of December 31, 2007, and their report is shown on the next page.

By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:  /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited Utah Medical Products, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Utah Medical Products, Inc., and our report dated February 20, 2008 expressed an unqualified opinion.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
February 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. Utah Medical Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Utah Medical Products, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2008 expressed an unqualified opinion.

/s/ Jones Simkins, P.C.
JONES SIMKINS, P.C.
Logan, Utah
February 20, 2008

UTAH MEDICAL PRODUCTS, INC
CONSOLIDATED BALANCE SHEET
December 31, 2007 and 2006
(In thousands)

ASSETS	2007	2006
Current assets:
Cash	$1,251	$610
Investments, available-for-sale (note 3)	21,121	20,439
Accounts and other receivables, net (note 2)	3,905	3,746
Inventories (note 2)	3,153	3,037
Prepaid expenses and other current assets	282	274
Deferred income taxes (note 8)	220	305
Total current assets	29,931	28,411

Property and equipment, net (note 4)	8,606	8,331

Goodwill	7,191	7,191

Other intangible assets - net (note 2)	258	254

Total assets	$45,986	$44,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$393	$599
Accrued expenses (note 2)	2,349	2,341
Current portion of note payable (note 5)	423	441
Total current liabilities	3,165	3,381

Note payable (note 5)	3,689	4,383
Deferred income taxes (note 8)	343	308
Total liabilities	7,197	8,072

Commitments and contingencies (notes 7 and 12)	-	-

Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000 shares authorized, issued 3,905 shares in 2007 and 3,944 shares in 2006	39	39
Accumulated other comprehensive income	(789)	(720)
Retained earnings	39,539	36,796
Total stockholders' equity	38,789	36,115

Total liabilities and stockholders' equity	$45,986	$44,187

See  accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2007, 2006 and 2005
(In thousands, except per share amounts)

	2007	2006	2005
Sales, net (notes 10 and 11)	$28,502	$28,753	$27,692
Cost of goods sold (notes 10 and 11)	12,714	12,606	11,939
Gross profit	15,788	16,147	15,753

Operating income (expense):
Sales and marketing expense	(2,075)	(2,272)	(2,214)
Research and development expense	(382)	(316)	(320)
General and administrative expense	(2,575)	(2,725)	(3,981)
Operating income	10,756	10,835	9,237

Other income (expense):
Dividend and interest income	1,003	862	398
Royalty income	450	450	450
Interest expense	(270)	(255)	(10)
Other, net	100	525	139
Income before provision for income taxes	12,038	12,418	10,214

Provison for income taxes (note 8)	4,134	4,250	2,667
Net income	$7,905	$8,168	$7,547

Earnings per common share (basic) (note 1):	$2.01	$2.07	$1.91

Earnings per common share (diluted) (note 1):	$1.98	$2.02	$1.80

Other comprehensive income:
Foreign currency translation net of taxes of $29, $(41) and $(153)	$58	$(75)	$(502)
Unrealized gain (loss) on investments net of taxes of $(100), $(69) and $(42)	(156)	(109)	(65)
Total comprehensive income	$7,807	$7,984	$6,980

See  accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$7,905	$8,168	$7,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	597	634	676
Gain on investments	(992)	(1,375)	(70)
Provision for (recovery of) losses on accounts receivable	(30)	29	(4)
(Gain) loss on disposal of assets	3	-	(5)
Deferred income taxes	93	118	(129)
Stock-based compensation expense	95	140	-
(Increase) decrease in:
Accounts receivable	(117)	(37)	(51)
Accrued interest and other receivables	64	709	(770)
Inventories	(80)	35	(573)
Prepaid expenses and other current assets	(11)	1	(13)
Increase (decrease) in:
Accounts payable	(207)	74	81
Accrued expenses	154	(92)	(1,175)
Net cash provided by operating activities	7,474	8,403	5,515

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(307)	(334)	(345)
Intangible assets	(53)	-	-
Purchases of investments	(2,000)	(6,600)	(10,600)
Proceeds from the sale of:
Investments	2,023	4,306	9,045
Property and equipment	-	-	5
Net cash used in investing activities	(337)	(2,628)	(1,895)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	180	627	858
Common stock purchased and retired	(2,023)	(2,094)	(8,604)
Common stock purchased and retired - options	-	(2,700)	(833)
Tax benefit attributable to exercise of stock options	60	2,450	936
Proceeds from note payable	-	-	5,336
Repayments of note payable	(1,239)	(1,057)	-
Dividends paid	(3,423)	(2,902)	(2,445)
Net cash used in financing activities	(6,445)	(5,676)	(4,751)

Effect of exchange rate changes on cash	(52)	(191)	16

Net increase (decrease) in cash and cash equivalents	640	(92)	(1,116)

Cash at beginning of year	610	703	1,818

Cash at end of year	$1,251	$610	$703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$2,827	$1,866	$2,915
Interest	203	255	10

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2004	4,105	$41	$-	$226	$35,890	$36,157
Shares issued upon exercise of employee stock options for cash	207	2	2,420	-	-	2,422
Shares received and retired upon exercise of stock options	(84)	(1)	(2,395)	-	-	(2,396)
Tax benefit attributable to appreciation of stock options	-	-	936	-	-	936
Common stock purchased and retired	(373)	(4)	(960)	-	(7,640)	(8,604)
Foreign currency translation adjustment	-	-	-	(654)	-	(654)
Unrealized holding gain from investments, available-for-sale, net of taxes	-	-	-	(67)	-	(67)
Common stock dividends	-	-	-	-	(2,484)	(2,484)
Net income	-	-	-	-	7,547	7,547

Balance at December 31, 2005	3,856	$39	$-	$(495)	$33,314	$32,857
Shares issued upon exercise of employee stock options for cash	325	3	3,406	-	-	3,409
Shares received and retired upon exercise of stock options	(169)	(2)	(5,481)	-	-	(5,483)
Tax benefit attributable to appreciation of stock options	-	-	2,450	-	-	2,450
Stock option compensation expense	-	-	140	-	-	140
Common stock purchased and retired	(69)	(1)	(515)	-	(1,610)	(2,125)
Foreign currency translation adjustment	-	-	-	(116)	-	(116)
Unrealized holding loss from investments, available-for-sale, net of taxes	-	-	-	(109)	-	(109)
Common stock dividends	-	-	-	-	(3,076)	(3,076)
Net income	-	-	-	-	8,168	8,168

Balance at December 31, 2006	3,944	$39	$-	$(720)	$36,796	$36,115
Shares issued upon exercise of employee stock options for cash	35	0	431	-	-	431
Shares received and retired upon exercise of stock options	(8)	(0)	(251)	-	-	(252)
Tax benefit attributable to appreciation of stock options	-	-	60	-	-	60
Stock option compensation expense	-	-	95	-	-	95
Common stock purchased and retired	(66)	(1)	(335)	-	(1,688)	(2,023)
Foreign currency translation adjustment	-	-	-	87	-	87
Unrealized holding loss from investments, available-for-sale, net of taxes	-	-	-	(156)	-	(156)
Common stock dividends	-	-	-	-	(3,474)	(3,474)
Net income	-	-	-	-	7,905	7,905

Balance at December 31, 2007	3,905	$39	$-	$(789)	$39,539	$38,789

See accompanying notes to financial statements

 UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Dollar amounts are in thousands except per-share amounts and where noted.

Note 1 – Summary of Significant Accounting Policies

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

Investments

The Company classifies its investments as “available for sale.”  Securities classified as “available for sale” are carried in the financial statements at fair value.  Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income.  Declines in fair value below cost that are other than temporary are included in operations.  As of December 31, 2007 the Company’s investments are in Fidelity Instl Treas Port Cl I (FISXX), Citigroup (C) and Washington Mutual (WM).

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

The Company's customer base consists of hospitals, medical product distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies.  Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2007.

The Company maintains its cash in bank deposit accounts in addition to Fidelity Investments accounts.  The Company has not experienced any losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalent balances.

Accounts Receivable

Accounts receivable are amounts due on product sales and are unsecured.  Accounts receivable are carried at their estimated collectible amounts.  Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are past the due date.  Accounts receivable are periodically evaluated for collectibility based on past credit history with clients.  Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions (see note 2).

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

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

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on its previous experience.  The reserve for legal costs at December 31, 2007 and 2006 was $32 and $66, respectively (see note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2007	2006	2005
Weighted average number of shares outstanding – basic	3,927	3,943	3,962
Dilutive effect of stock options	62	100	230

Weighted average number of shares outstanding, assuming dilution	3,989	4,043	4,192

Stock-Based Compensation

At December 31, 2007, the Company has stock-based employee compensation plans, which are described more fully in note 9.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, Share-Based Payment, using the modified prospective method.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In 2007, the Company recognized $95 in compensation cost compared to $140 in 2006, related to adoption of the statement.  Prior to December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost was recognized in the financial statements prior to 2006, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

A comparison of reported net income for the last three years, and pro forma net income for 2005, including effects of expensing stock options, follows.

	Years ended December 31,
	2007	2006	2005
Net income, as reported	$7,905	$8,168	$7,547
Earnings per share, as reported
Basic	2.01	2.07	1.91
Diluted	1.98	2.02	1.80
Stock option expense included in calculation of net income	95	140	-

Pro forma effects
Stock option expense not included in net income, net of related tax effects	$869
Net income on a pro forma basis	6,678
Earnings per share on a pro forma basis
Basic	1.69
Diluted	1.59

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies (continued)

On May 6, 2005 the Compensation and Option Committee of the Board accelerated the vesting of certain unvested stock options awarded to employees, officers and directors under the Company’s stock option plans, which had exercise prices that were under water as of market close May 5, 2005.

Options to purchase 124,800 shares become fully exercisable on December 1, 2005 as a result of the vesting acceleration.  Exercise prices of the options accelerated are $24.02 and $25.59 per share. These options previously became fully vested on October 1, 2007 and January 1, 2008.  The Company took this action to avoid an accounting charge (as compensation expense) for these options starting in 2006, as required by FAS 123R.  The relatively high pro forma compensation expense in 2005, as shown above, is a result of the vesting acceleration.

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

Reclassifications

This report reclassifies tax benefit attributable to exercise of stock options of $2,450 in 2006 and $936 in 2005 from cash flows from operating activities to cash flows from financing activities on the Statement of Cash Flow in order to conform to current year presentation.

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2007	2006
Accounts and other receivables:
Accounts receivable	$3,804	$3,607
Income tax receivable	150	212
Accrued interest and other	26	28
Less allowance for doubtful accounts	(75)	(101)
	$3,905	$3,746

Inventories:
Finished products	$1,245	$1,002
Work-in-process	694	984
Raw materials	1,214	1,051
	$3,153	$3,037

Other intangible assets:
Patents	$1,948	$1,896
License rights	293	293
Trademarks	224	224
Non-compete agreements	175	175
	2,640	2,588
Accumulated amortization	(2,382)	(2,334)
	$258	$254

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 2 – Detail of Certain Balance Sheet Accounts (continued)

	December 31,
	2007	2006
Accrued expenses:
Income taxes payable	$10	$36
Payroll and payroll taxes	962	948
Reserve for litigation costs	32	66
Dividends payable	880	829
Other	465	462
	$2,349	$2,341

Note 3 – Investments

The Company’s investments, classified as available-for-sale consist of the following:

	December 31,
	2007	2006

Investments, at cost	$21,377	$20,439
Equity securities:
-Unrealized holding gains	-	-
-Unrealized holding (losses)	(256)	-

Investments, at fair value	$21,121	$20,439.

Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	December 31,
	2007	2006

Balance, beginning of year	$-	$109
Gross unrealized holding gains (losses), in equity securities	(256)	(179)
Deferred income taxes on unrealized holding loss	100	70

Balance, end of year	$(156)	$-

During 2007, 2006 and 2005, UTMD had proceeds from sales of available-for-sale securities of $2,023, $4,306 and $9,045, respectively and associated realized gains of $992, $1,375 and $70, respectively. UTMD uses the specific identification method to calculate its realized gains.

Note 4 – Property and Equipment

Property and equipment consists of the following:
	December 31,
	2007	2006

Land	$1,127	$1,072
Buildings and improvements	9,820	9,216
Furniture, equipment and tooling	14,432	14,141
Construction-in-progress	119	115
	25,498	24,544

Accumulated depreciation and amortization	(16,892)	(16,213)

	$8,606	$8,331

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 4 – Property and Equipment (continued)

Included in the Company’s consolidated balance sheet are the assets of its manufacturing facilities in Utah, Oregon and Ireland.  Property and equipment, by location, are as follows:

	December 31, 2007
	Utah	Oregon	Ireland	Total

Land	$621	$-	$506	$1,127
Building and improvements	4,452	32	5,336	9,820
Furniture, equipment and tooling	12,169	1,264	999	14,432
Construction-in-progress	119	-	-	119

Total	17,361	1,296	6,841	25,498

Accumulated depreciation	(13,486)	(1,277)	(2,129)	(16,892)

Property and equipment, net	$3,875	$19	$4,712	$8,606

	December 31, 2006
	Utah	Oregon	Ireland	Total

Land	$621	$-	$451	$1,072
Building and improvements	4,431	32	4,753	9,216
Furniture, equipment and tooling	11,994	1,261	886	14,141
Construction-in-progress	112	3	-	115

Total	17,158	1,296	6,090	24,544

Accumulated depreciation	(13,147)	(1,277)	(1,789)	(16,213)

Property and equipment, net	$4,011	$19	$4,301	$8,331

Note 5 – Long-term Debt

In December 2005 the Company borrowed €4.5 million ($5,336) from the Bank of Ireland to finance repatriation of profits achieved since 1996 under The American Jobs Creation Act of 2004.  The loan term is 10-years at an interest rate of 0.70% plus the bank’s money market rate, which is a total of the bank’s cost of funds and cost of liquidity.  The balance on the note at December 31, 2007 was $4,112 (€2,791).

The following table shows estimated minimum required amortization of the note during the next five years using the December 31, 2007 interest rate of 5.37%, starting with a December 31, 2007 balance of $4,112:

Year	Payments	Interest	Principal	Ending Balance

2008	$633	$211	$423	$3,689
2009	633	187	446	3,243
2010	633	163	471	2,772
2011	633	137	497	2,276
2012	633	109	524	1,752
Thereafter	1,900	149	1,752	-

Total	$5,068	$956	$4,112

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 6 – Line of Credit

The Company has an unsecured bank line-of-credit agreement with U.S. Bank which allows the Company to borrow up to a fixed maximum amount of $8,000 at an interest rate equal to the bank's one-month LIBOR rate plus 1.25%.  The line-of-credit-balance matures on May 31, 2008 and had an outstanding balance of $0 at both December 31, 2007 and 2006.  The principal financial loan covenants are a restriction on the total amount available for borrowing to 1.25 times the last twelve months’ EBITDA, and a requirement to maintain a net worth in excess of $18.5 million, which at the end of 2007 and 2006 was $38,789 and $36,115, respectively.  In 2007 and 2006, U.S. Bank also guaranteed the Bank of Ireland loan through a letter of credit arrangement at an interest rate of 1.25%.

Note 7 – Commitments and Contingencies

Contractual Obligations and Contingent Liabilities and Commitments
The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2007:

Contractual Obligations and Commitments	Total	2008	2009- 2010	2011- 2012	2013 and thereafter

Long-term debt obligations	$5,068	$633	$1,266	$1,266	$1,900
Operating lease obligations	986	72	80	80	754
Purchase obligations	1,312	1,312	-	-	-

Total	$8,211	$2,024	$1,401	$1,401	$3,385

Operating Leases

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991.  On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index.  The Company also leases its CMI building in Oregon under a one-year non-cancelable operating lease.  Rent expense charged to operations under these operating lease agreements was approximately $107, $107 and $107 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2007 were as follows:

Years ending December 31:	Amount
2008	$72
2009	40
2010	40
2011	40
2012	40
Thereafter	754

Total future minimum lease payments	$986

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

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 7 – Commitments and Contingencies (continued)

Warranty Reserve

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its historical experience. The following table summarizes changes to UTMD’s warranty reserve during 2007:

Beginning balance, January 1, 2007	$60
Changes in warranty reserve during 2007:
Aggregate reductions for warranty repairs	(20)
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending balance, December 31, 2007	$40

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

Note 8 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2007		2006
	Current	Long-term	Current	Long-term

Inventory write-downs and differences due to UNICAP	$89	$-	$88	$-
Allowance for doubtful accounts	23	-	29	-
Accrued liabilities and reserves	108	16	188	24
Other	-	(248)	-	(216)
Depreciation and amortization	-	(211)	-	(116)
Unrealized investment gains	-	100	-	-
Deferred income taxes, net	$220	$(343)	$305	$(308)

The components of income tax expense are as follows:

	Years ended December 31,
	2007	2006	2005

Current	$3,194	$4,049	$2,519
Deferred	220	201	148

Total	$4,134	$4,250	$2,667

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 8 – Income Taxes  (continued)

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2007	2006	2005
Federal income tax expense at the statutory rate	$4,093	$4,222	$3,473
State income taxes	397	410	337
ETI, manufacturing deduction and tax credits	(203)	(154)	(172)
Reversal of deferred tax for foreign subsidiary earnings, net of repatriation tax	-	-	(434)
Other	(153)	(228)	(537)

Total	$4,134	$4,250	$2,667

Note 9 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 737,508 shares of common stock, of which 212,245 are outstanding as of December 31, 2007.  All options granted under the plans are granted at current market value at date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company.  Changes in stock options were as follows:

		Price Range
	Shares	Per Share
2007
Granted	23,600	$31.33	-	$31.33
Expired or canceled	4,237	18.00	-	31.33
Exercised	35,062	6.50	-	29.86
Total outstanding at December 31	212,245	6.50	-	31.33
Total exercisable at December 31	171,618	6.50	-	29.86

2006
Granted	14,600	$29.86	-	$29.86
Expired or canceled	10,729	14.60	-	29.86
Exercised	324,548	6.50	-	25.59
Total outstanding at December 31	227,944	6.50	-	29.86
Total exercisable at December 31	191,010	6.50	-	25.59

2005
Granted	27,900	$21.68	-	$21.68
Expired or canceled	27,672	9.13	-	25.59
Exercised	207,133	6.50	-	25.59
Total outstanding at December 31	548,621	6.50	-	25.59
Total exercisable at December 31	491,070	6.50	-	25.59

For the years ended December 31, 2007, 2006 and 2005, the Company reduced current income taxes payable and increased additional paid-in capital by $60, $2,450 and $936, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 9 – Options (continued)

Stock-Based Compensation

As described in note 1, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R, Share-Based Payment, using the modified prospective method.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In 2007, the Company recognized $95 in equity compensation cost, compared to $140 in 2006.  Prior to December 31, 2005, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, and had adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.  Accordingly, no compensation cost was recognized in the financial statements prior to 2006, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2007	2006	2005

Expected dividend amount per quarter/annual yield	$0.2638	$0.2521	2.9%
Expected stock price volatility	17.9%	28.1%	39.7%
Risk-free interest rate	4.56%	5.%	4.1%
Expected life of options	5.6 years	5.3 years	5.1 years

The per share weighted average fair value of options granted during 2007, 2006 and 2005 is $5.10, $7.29 and $6.88, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
Range of				Contractual	Average		Average
Exercise			Number	Life	Exercise	Number	Exercise
Prices			Outstanding	(Years)	Price	Exercisable	Price

$6.50	-	15.01	43,864	2.58	$9.81	43,864	$9.81
17.71	-	24.02	62,944	6.28	20.71	51,061	20.90
25.59	-	31.33	105,437	7.00	27.23	76,693	25.83

$6.50	-	31.33	212,245	$5.87	21.70	171,618	$20.27

Note 10 – Geographic Sales Information

The Company had sales in the following geographic areas:

	United States	Europe	Other

2007	$19,926	$4,754	$3,822
2006	21,363	3,888	3,502
2005	21,301	3,501	2,891

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 11 – Revenues by Product Category

The Company had revenues in the following product categories:

Product Category	2007	2006	2005

Obstetrics	$8,473	$9,371	$9,774
Gynecology/Electrosurgery/Urology	6,143	6,106	5,397
Neonatal	7,062	7,073	6,475
Blood Pressure Monitoring and Accessories	6,824	6,203	6,046

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

Note 13 – Employee Benefit Plan

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and a contributory retirement plan for Irish employees.  The Company’s matching contribution is determined annually by the board of directors.  Company contributions were approximately $107, $103 and $105 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 14 – Fair Value Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes, except investments.  Detail on investments is provided in note 3, above.  The Company estimates that the fair value of all financial instruments at December 31, 2007, does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 15 – Recent Accounting Pronouncements

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  UTMD did not make any adjustment to opening retained earnings as a result of the implementation.  The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses.  During the years ended December 31, 2007, 2006 and 2005, the Company did not recognize any interest or penalties relating to income taxes.  UTMD did not have any accrual for the payment of interest or penalties at December 31, 2007, 2006 or 2005.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
UTMD Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934 Rule 13a-15(e).  UTMD’s Board of Directors, operating through its audit committee, provides oversight to its financial reporting process.

During 2007, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2007, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2007.  Jones Simkins, P.C., the independent registered public accounting firm of the Company, has audited the effectiveness of the Company's internal control over financial reporting. Management's report, and the report of Jones Simkins, P.C. appear on pages 25 and 26 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2007, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2008 annual meeting of shareholders under the captions,

•	“PROPOSAL NO. 1. ELECTION OF DIRECTORS: General,” and “Directors and Nominees,”

•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS,” and

•	“EXECUTIVE OFFICER COMPENSATION: 2007 Director Compensation,”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2008 annual meeting of shareholders under the captions,

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement of the registrant for the 2008 annual meeting of shareholders under the captions,

•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and

•	“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2008 annual meeting of shareholders under the captions,

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•	“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2008 annual meeting of shareholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2008 annual meeting of shareholders under the caption “Independent Public Accountants” is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report or incorporated herein by reference.

1	Financial Statements.
(See Table of Contents to Item 8, above.)

2.	Supplemental Schedule.
Financial Statement Schedules are omitted because they are inapplicable or the required information isotherwise included in the accompanying Financial Statements and the notes thereto.

3.	Exhibits

Exhibit #	SEC Reference #	Title of Document	Location
1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)

2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)

3	3	Bylaws	Incorporated by Reference (2)

4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (3)

5	4	Designation of Rights, Privileges, and Preferences of Series “A” Preferred Stock	Incorporated by Reference (2)

6	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)

7	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)

8	10	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (5)

9	10	Loan Agreement, dated 3 July, 2002 between Utah Medical Products, Inc and U.S. Bank National Association	Incorporated by Reference (6)

10	10	Revolving Promissory Note, dated July 3, 2002 by Utah Medical Products, Inc. to U.S. Bank National Association	Incorporated by Reference (6)

11	10	Second Amendment to Loan Agreement, dated 30 August 2004 between Utah Medical Products, Inc. and U.S. Bank National Association	Incorporated by Reference (7)

12	10	Third Amendment to Loan Agreement, dated December 6, 2005 between Utah Medical Products, Inc. and U.S. Bank National Association	Incorporated by Reference (8)

13	10	Amended and Restated Revolving Promissory Note, dated December 6, 2005 by Utah Medical Products, Inc. to U.S. Bank National Association	Incorporated by Reference (8)

14	10	Loan Agreement, signed 6-December-2005 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (8)

15	10	Fourth Amendment to Loan Agreement, dated 31 May 2006 between Utah Medical Products, Inc. and U.S. Bank National Association	Incorporated by Reference (9)

Exhibit #	SEC Reference #	Title of Document	Location
16	10	Summary of Officer and Director Compensation	This Filing

17	21	Subsidiaries of Utah Medical Products, Inc.	Incorporated by Reference (10)

18	23	Consent of Jones Simkins, P.C., Company’s independent auditors for the years ended December 31, 2007, December 31, 2006 and December 31, 2005	This Filing

19	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

20	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

21	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

22	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company’s registration statement on form S-8 filed with the Commission effective February 10, 1995.

(3)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on October 1, 2004.

(4)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(5)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(6)	Incorporated by reference from the Company’s quarterly report on form 10-Q filed with the Commission for the quarter ended June 30, 2002.

(7)	Incorporated by reference from the Company’s quarterly report on form 10-Q filed with the Commission for the quarter ended September 30, 2004.

(8)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on December 12, 2005.

(9)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on June 5, 2006.

(10)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 6th day of March, 2008.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 6th day of March, 2008.

By:	/s/ James H. Beeson
James H. Beeson, Director

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell, Director

By:	/s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By:	/s/ Barbara A. Payne
Barbara A. Payne, Director

By:	/s/ Paul O. Richins
Paul O. Richins, Director