Form 10-Q
period 2008-03-31
UTAH MEDICAL PRODUCTS INC
filed 2008-05-09
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2008	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
            Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:    (801) 566-1200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2008: 3,876,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2008 AND DECEMBER 31, 2007
(in thousands)

	(unaudited)	(audited)
ASSETS	MARCH 31, 2008	DECEMBER 31, 2007

Current assets:
Cash	$984	$1,251
Investments, available-for-sale	21,139	21,121
Accounts & other receivables - net	4,073	3,905
Inventories	3,642	3,153
Other current assets	768	502
Total current assets	30,606	29,931

Property and equipment - net	8,883	8,606

Goodwill	7,191	7,191

Other intangible assets	2,644	2,640
Other intangible assets - accumulated amortization	(2,395)	(2,382)
Other intangible assets - net	249	258

TOTAL	$46,930	$45,986

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$487	$393
Accrued expenses	2,805	2,349
Current portion of note payable	449	423
Total current liabilities	3,741	3,165

Note payable	3,687	3,689

Deferred income taxes	461	343
Total liabilities	7,889	7,197

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000 shares; issued - March 31, 2008, 3,885 shares and December 31, 2007, 3,905 shares	39	39
Accumulated other comprehensive income	(834)	(789)
Retained earnings	39,835	39,539
Total stockholders' equity	39,041	38,789

TOTAL	$46,930	$45,986

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Sales, net	$6,890	$7,118

Cost of goods sold	3,139	3,181

Gross margin	3,750	3,937

Operating expense

Selling, general and administrative	1,118	1,150
Research & development	92	96

Total	1,210	1,246

Income from operations	2,540	2,691

Other income	203	300

Income before provision for income taxes	2,743	2,991

Provision for income taxes	852	1,047

Net income	$1,891	$1,944

Earnings per common share (basic)	$0.49	$0.49

Earnings per common share (diluted)	$0.48	$0.48

Shares outstanding - basic	3,887	3,941

Shares outstanding - duluted	3,930	4,016

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND MARCH 31, 2007
(in thousands - unaudited)

	MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,891	$1,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147	151
Gain on investments	(128)	(248)
Provision for losses on accounts receivable	(10)	0
Loss on disposal of assets	0	-
Deferred income taxes	(77)	-
Stock-based compensation expense	31	19
Changes in operating assets and liabilities:
Accounts receivable - trade	97	(385)
Accrued interest and other receivables	(200)	(149)
Inventories	(457)	(172)
Prepaid expenses and other current assets	(92)	(100)
Accounts payable	92	49
Accrued expenses	446	838
Total adjustments	(151)	4
Net cash provided by operating activities	1,740	1,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(85)	(85)
Intangible assets	(4)	(8)
Purchases of investments	(1,000)	(900)
Proceeds from sale of investments	921	544
Net cash used in investing activities	(168)	(449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	133	102
Common stock purchased and retired	(921)	(544)
Tax benefit attributable to exercise of stock options	36	30
Repayments of note payable	(251)	(225)
Payment of dividends	(880)	(829)
Net cash used in financing activities	(1,883)	(1,466)

Effect of exchange rate changes on cash	44	(10)

NET INCREASE (DECREASE) IN CASH	(267)	23

CASH AT BEGINNING OF PERIOD	1,251	610

CASH AT END OF PERIOD	$984	$634

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$66	$65

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)  The unaudited financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2007.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.   Dollar amounts are in thousands except per-share amounts and where noted.

(2)  Inventories at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Finished goods	$1,190	$1,245
Work-in-process	852	694
Raw materials	1,599	1,214
Total	$3,641	$3,153

(3)  The Company adopted the provisions of FIN 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” on January 1, 2007.   UTMD did not make any adjustment to opening retained earnings as a result of the implementation.  The Company recognizes interest accrued related to unrecognized tax benefits along with penalties in operating expenses.  During the quarters ended March 31, 2008 and 2007, the Company did not recognize any interest and penalties relating to income taxes.  UTMD did not have any accrual for the payment of interest and penalties at March 31, 2008 or December 31, 2007.

(4)  Comprehensive Income.  Comprehensive income for the three months ending March 31, 2008 and 2007 was $1,817 and $1,940, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of $46 and ($4) in 2008 and 2007, respectively, and unrealized holding losses of ($120) in 2008.

(5)  Warranty Reserve.   The Company accrues provisions for estimated costs that are likely to be incurred for product warranties and uncollectible accounts.  The amount of the provision is adjusted, as required, to reflect historical experience.  The following table summarizes changes to UTMD’s warranty reserve during 1Q 2008:

Beginning Balance, January 1, 2008	$40
Changes in Warranty Reserve during 1Q 2008:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending Balance, March 31, 2008	$40

(6)  Investments.  As of March 31, 2008, the Company’s investments are held in Fidelity Instl Treas Port Cl I (FISXX), Fidelity US Gov’t Reserves (FGRXX), Fidelity Cash Reserves (FDRXX), Citigroup (C) and Washington Mutual (WM).  Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	1Q 2008	1Q 2007
Balance, beginning of period	$(156)	$-
Realized gain from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	(197)	-
Deferred income taxes on unrealized holding loss	77	-
Balance, end of period	$(276)	$-

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
Negative factors that may adversely impact future performance include managed care reforms or hospital group buying agreements that may limit physicians’ ability to choose certain products or procedures, new products introduced by other companies that displace UTMD’s products, new product regulatory approval delays, changes in the Company’s relationships with distribution partners, and loss of key personnel
The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years.  As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for preexisting products.  UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company’s approach or present unreasonable burdens.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
UTMD manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2007 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Dollar amounts in the report are in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations
    a)  Overview
In 1Q 2008, UTMD’s consolidated global sales decreased 3% compared to 1Q 2007.  UTMD achieved the following profitability measures for 1Q 2008, in comparison with 1Q 2007:

	1Q 08	1Q 07
Gross Profit Margin:	54.4%	55.3%
Operating Profit Margin:	36.9%	37.8%
Net (Income) Margin:	27.5%	27.3%

1Q 2008 earnings per share (EPS) were $.481 compared to $.484 in 1Q 2007.

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
Total sales in 1Q 2008 were about 3% lower than in 1Q 2007.  International sales increased 5% while domestic sales decreased 7%.  Domestic sales were comprised of domestic direct sales (sales of finished devices to users or distributors) which were down 9%, and domestic OEM sales (sales of components to other companies for use in their products) which were up 35%. Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize costs.
Trade shipments from UTMD’s Ireland facility were down 20% in EURO terms, and down 6% in USD terms.
The following table provides sales dollar amounts divided into general product categories for total sales and the subset of international sales:

Global revenues by product category:

	1Q 2008%		1Q 2007%
Obstetrics	$1,729	25	$2,260	32
Gynecology/ Electrosurgery/ Urology	1,562	23	1,561	22
Neonatal	1,760	25	1,744	24
Blood Pressure Monitoring and Accessories*	1,839	27	1,553	22
Total:	$6,890	100	$7,118	100
*includes molded components sold to OEM customers.

International revenues by product category:

	1Q 2008%		1Q 2007%
Obstetrics	$94	4	$292	14
Gynecology/ Electrosurgery/ Urology	567	26	457	22
Neonatal	202	9	182	9
Blood Pressure Monitoring and Accessories*	1,322	61	1,146	55
Total:	$2,185	100	$2,077	100
*includes molded components sold to OEM customers.

For the rest of 2008, UTMD’s sales depend on its continued ability to retain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are increasingly making the product decisions, expanded clinical acceptance of its newer specialty products, release of new products after FDA concurrence with premarketing submissions and continued development of UTMD’s international distribution channels.

   c)   Gross Profit
UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 54.4% in 1Q 2008, compared to 55.3% 1Q 2007.  As a result of the combination of lower sales and lower GPM, gross profits declined 5%.  This was primarily due to the mix shift in distribution channels. International sales and domestic OEM sales, at more heavily discounted prices because other entities provide the direct sales and marketing efforts, were together up 9%, while domestic direct sales at less discounted prices were down 9%. In addition, devices manufactured in Ireland, at a lower average GPM in EURO terms, diluted UTMD’s average gross margins in U.S. Dollar (USD) terms due to the weaker USD.  A weak USD enhances UTMD’s international revenues but dilutes gross profits because about 50% of devices sold overseas are manufactured in Ireland with costs in EURO terms. The third factor negatively affecting GPM was the higher cost of crude oil, which translated into higher costs of raw materials for plastic devices, as well as substantially higher freight costs.  UTMD continues to retain facilities and other manufacturing capabilities in excess of its needs.  As a result, it projects that the dilution of fixed overhead costs that will occur with anticipated increased sales during the remainder of 2008 will help mitigate a continuing expected increase in incremental direct material and labor costs together with increased competitive pressure on prices.  The Company expects an overall GPM in 2008 slightly lower than in 2007.
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

   d)   Operating Profit
Operating Profit, or income from operations, is the surplus after operating expenses are subtracted from gross profits.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Combined operating expenses in 1Q 2008 were lower than 1Q 2007 by $36 mainly as a result of lower sales expenses when selling through international distributors.  Option compensation expense included in G&A expenses in 1Q 2008 was $31 compared to $19 in 1Q 2007.  Operating profit margin in 1Q 2008 was 36.9% compared to 37.8% of sales in 1Q 2007.  For the remainder of 2008, UTMD expects to control operating expenses, excluding consideration for litigation expenses which are less predictable, at a level below 19% of sales, yielding an operating profit margin slightly lower than in 2007, consistent with the decline in GPM.
S&M expenses in 1Q 2008 were $449 or 6.5% of sales compared to $485, or 6.8% of sales in 1Q 2007.  Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.  During the remainder of 2008, UTMD intends to continue to manage S&M expenses to less than 8% of total sales.

R&D expenses in 1Q 2008 were $92 or 1.3% of sales compared to $96 or 1.4% of sales in 1Q 2007.  UTMD will opportunistically invest in R&D as projects are identified that may help its product development pipeline.  During the remainder of 2008, UTMD plans to continue R&D spending approximately the same as a percentage of sales.
G&A expenses in 1Q 2008 were $669 or 9.7% of sales compared to $664 or 9.3% of 1Q 2007 sales.  In addition to litigation costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost as required by SFAS 123R.  Excluding any currently unexpected litigation costs, UTMD plans to continue to hold G&A expenses in 2008 at a level less than 10% of sales.

   e)   Non-operating income
Non-operating income in 1Q 2008 was $203 compared to $300 in 1Q 2007.  UTMD received $141 in 1Q 2008 compared to $254 in 1Q 2007 in interest, dividends and capital gains income from investing cash balances.  The decline was primarily due to the fact that interest rates in the U.S. have declined substantially, reducing interest earned on cash balances.  In 1Q 2008, UTMD paid $66 for interest expense compared to $65 in 1Q 2007.  The interest expense resulted from UTMD’s Ireland subsidiary borrowing €4.5 million ($5,336) in December 2005 to allow the repatriation of profits generated by its Ireland operations between 1996 and 2005.  The loan is being paid by the Ireland subsidiary from profits generated there.  It should take about 3 more years to repay the loan.  Royalty income, which UTMD receives from licensing its technology to other companies, was the same in both years.  Management currently estimates that total 2008 non-operating income will be about $500 lower than in 2007.  The actual amount of 2008 non-operating income may be even lower if UTMD utilizes its excess cash for an acquisition, unexpected litigation costs or substantial share repurchases.

   f)    Earnings Before Income Taxes
1Q 2008 earnings before income taxes (EBT) decreased to $2,743 compared to $2,991 in 1Q 2007.  1Q 2008 EBT margin was 39.8% of sales compared to 42.0% in 1Q 2007.

   g)   Net Income and Earnings per Share
  UTMD’s net income decreased to $1,891 in 1Q 2008 compared to $1,944 in 1Q 2007.  Net profit margins (NPM), which are net income (after tax) expressed as a percentage of sales, were 27.5% in 1Q 2008 compared to 27.3% in 1Q 2007.  The income tax provision rate in 1Q 2008 was 31.1% compared to 35.0% in 1Q 2007.  The lower tax provision rate resulted primarily from refunds on amended 2004-2006 tax returns for Ireland.  UTMD expects its consolidated income tax rate for the rest of 2008 will be about the same as in 2007, which was 34.3% for the year.
Diluted 1Q 2008 Earnings per Share (EPS) decreased slightly to $.481 from $.484 in 1Q 2007. 1Q 2008 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,929,501 compared to 4,015,955 shares in 1Q 2007.  The Company repurchased 31,343 of its shares in the open market in 1Q 2008.   Exercises of employee options in 1Q 2008 added 11,451 shares (net of 1,800 shares swapped by employees as payment for the option exercise cost).  Employees exercised a total of 13,251 option shares during 1Q 2008.  Options outstanding at March 31, 2008 were about 210,300 shares at an average exercise price of $22.62 per share.
Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 43,000 shares to actual weighted average shares outstanding in 1Q 2008 compared to 74,000 in 1Q 2007.  The decrease in 2008 dilution is primarily due to elimination of about 32,800 outstanding options from the dilution calculation because their exercise prices are above the average market value.  Actual outstanding common shares as of the end of 1Q 2008 were 3,885,400 compared to 3,946,400 at the end of 1Q 2007.

   h)   Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity during the applicable time period.  Annualized ROE (after payment of dividends) in 1Q 2008 was 10%, compared to 12% in 1Q 2007.  The lower ROE in 1Q 2008 was due to 3% lower net profits, 6% higher dividends and 5% higher average equity to date in 2008.  Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance because shareholder equity is reduced by the cost of the shares repurchased.  UTMD expects continued lower ROE in 2008 compared to 2007 as a result of lower net profits, higher dividends and higher average shareholder equity.

Liquidity and Capital Resources
   i)    Cash flows
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses along with changes in working capital, totaled $1,740 in 1Q 2008 compared to $1,948 in 1Q 2007.  A $392 smaller increase in accrued expenses and a $285 larger increase in inventories during 1Q 2008 compared to 1Q 2007 were the most significant differences in the two periods.
The Company’s use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  Capital expenditures for property and equipment were $85 in both periods.  This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.
In 1Q 2008, UTMD received $133 and issued 11,451 shares of stock upon the exercise of employee stock options.  Employees exercised a total of 13,251 option shares in 1Q 2008, with 1,800 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options.  UTMD repurchased 31,343 shares of stock in the open market at a cost of $921 during 1Q 2008.  Option exercises in 1Q 2008 were at an average price of $14.13 per share.  Share repurchases in the open market were at an average cost of $29.38 per share, including commissions and fees.  In comparison, the Company received $102 from issuing 19,723 shares of stock on the exercise of employee stock options in 1Q 2007, net of 6,197 shares retired upon employees trading those shares in payment of the stock option exercise price.  UTMD repurchased 16,900 shares of stock in the open market at a cost of $544 during 1Q 2007.
UTMD Ltd. made payments of $251 on its note payable during 1Q 2008, compared to $225 during 1Q 2007.  UTMD paid $880 in cash dividends during 1Q 2008 compared to $829 in 1Q 2007.
Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  Planned capital expenditures during the remainder of 2008 are expected to be less than $400 to keep facilities, equipment and tooling in good working order.  In addition, UTMD may use cash in 2008 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance.

   j)    Assets and Liabilities
March 31, 2008 total assets were $944 higher than at December 31, 2007.  The increase resulted primarily from a $488 increase in inventories, a $168 increase in net receivables, and a $303 increase in US Dollar-valued net property and equipment in Ireland.  Inventories increased as a result of bulk purchases to offset incremental rising direct materials costs. The Company expects 2008-ending inventory balances to be about the same as 2007-ending balances.  Cash and investment balances decreased just $248 despite paying $880 in dividends, $921 to repurchase shares and $251 in repayments of the note payable in Ireland.
Working capital was $26,865 at March 31, 2008, a $98 increase from 2007 year-end.  Working capital continues in excess of UTMD’s normal operating needs.  Current liabilities increased $576 from higher accrued expenses.  The increase resulted from the fact that in the first quarter, unlike other calendar quarters, estimated income tax payments are due after the end of the quarter.  As a result of the working capital changes, UTMD’s current ratio decreased to 8.2 on March 31, 2008 from 9.5 at year-end 2007.  The current ratio was 7.0 on March 31, 2007.
Net property and equipment increased $277 in 1Q 2008 after additions of $85 and an increase in the dollar-denominated value of Ireland P&E, offset by depreciation of $135.  Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $9 as a result of amortization of intellectual property of $13 offset by additions of intangibles of $4.  At March 31, 2008, net intangible assets including goodwill were 16% of total assets, the same as at year-end 2007.
UTMD’s long term liabilities are comprised of the Ireland note payable ($3,687 on March 31, 2008) and deferred income taxes ($461 on March 31, 2008).  As of December 31, 2007, the respective long term liabilities were $3,689 and $343.  The note payable, denominated in Euros, declined just $2 in USD book value despite actual principal payments of $251 because the Euro increased about 7% against the USD.  In Euros, the note declined 6% from €2,791 to €2,620 (both in thousands) during the quarter.   As of March 31, 2008, UTMD’s total debt ratio (total liabilities/ total assets) increased to 17% from 16% on December 31, 2007.  UTMD’s total debt ratio on March 31, 2007 was 19%.

   k)   Management's Outlook.
As outlined in its December 31, 2007 10-K report, UTMD’s plan for 2008 is to
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

Other than a substantial loss in domestic market share of Intran Plus, UTMD accomplished its 1Q 2008 objective for item 1).  For the other items, UTMD believes its performance is on track after one quarter in 2008. UTMD does not announce its new product development initiatives until after it achieves applicable premarketing regulatory concurrences, or acquisition initiatives until after a transaction agreement is done.

   l)    Accounting Policy Changes.
None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in other Western European currencies.  The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate was 0.6336 EURO per USD as of March 31, 2008, and 0.7505 EURO per USD as of March 31, 2007.    UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2008, the company’s disclosure controls and procedures were effective.
 There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 1Q 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
1/01/08 - 1/31/08	25,343	$29.27	25,343
2/01/08 - 2/29/08	6,000	29.86	6,000
3/01/08 - 3/31/08	-	-	-
Total	31,343	$29.38	31,343

(1)  In 1Q 2008 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992.  Since 1993 through 1Q 2008, the Company has repurchased 6.4 million shares at an average cost of $11.95 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased over 9.2 million of its shares at an average price of $11.29 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.6 million option shares at an average price of $9.00 per share.  All options were awarded at the market value of the stock on the date of the award.

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

UTAH MEDICAL PRODUCTS, INC. REGISTRANT

Date: 5/9/08	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell CEO

Date: 5/9/08	By: /s/ Paul O. Richins Paul O. Richins Principal Financial Officer