Form 10-Q
period 2008-06-30
UTAH MEDICAL PRODUCTS INC
filed 2008-08-11
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2008	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:  (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2008: 3,866,000.

UTAH MEDICAL PRODUCTS, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of
	June 30, 2008 and December 31, 2007	1

	Consolidated Condensed Statements of Income for the
	three and six months ended June 30, 2008 and June 30, 2007	2

	Consolidated Condensed Statements of Cash Flows for
	the six months ended June 30, 2008 and June 30, 2007	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Exhibits	14

SIGNATURES		14

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2008 AND DECEMBER 31, 2007
(in thousands)
	(unaudited)	(audited)
ASSETS	JUNE 30, 2008	DECEMBER 31, 2007

Current assets:
Cash	$518	$1,251
Investments, available-for-sale	20,754	21,121
Accounts & other receivables - net	4,000	3,905
Inventories	3,758	3,153
Other current assets	732	502
Total current assets	29,762	29,931

Property and equipment - net	8,793	8,606

Goodwill	7,191	7,191

Other intangible assets	2,646	2,640
Other intangible assets - accumulated amortization	(2,408)	(2,382)
Other intangible assets - net	238	258

TOTAL	$45,984	$45,986

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$430	$393
Accrued expenses	2,212	2,349
Current portion of note payable	378	423
Total current liabilities	3,020	3,165

Note payable	2,991	3,689

Deferred income taxes	403	343
Total liabilities	6,414	7,197

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000
shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000
shares; issued - June 30, 2008, 3,871 shares and
December 31, 2007, 3,905 shares	39	39
Accumulated other comprehensive income	(971)	(789)
Retained earnings	40,502	39,539
Total stockholders' equity	39,570	38,789

TOTAL	$45,984	$45,986
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales, net	$7,115	$7,211	$14,005	$14,329

Cost of goods sold	3,194	3,205	6,334	6,387

Gross profit	3,921	4,005	7,671	7,942

Operating expense

Selling, general and administrative	1,133	1,179	2,251	2,329
Research & development	90	109	182	205

Total	1,223	1,288	2,433	2,534

Operating income	2,698	2,717	5,238	5,408

Other income	188	314	392	615

Income before provision for income taxes	2,886	3,031	5,630	6,022

Provision for income taxes	969	1,046	1,822	2,093

Net income	$1,917	$1,985	$3,808	$3,929

Earnings per common shares (basic)	$0.49	$0.50	$0.98	$1.00

Earnings per common share (diluted)	$0.49	$0.50	$0.97	$0.98

Shares outstanding - basic	3,876	3,935	3,881	3,938

Shares outstanding - diluted	3,913	3,995	3,921	4,004

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007
(in thousands - unaudited)
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,808	$3,929
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	297	301
Gain on investments	(248)	(511)
Provision for (recovery of) losses on accounts receivable	(24)	0
Deferred income taxes	(165)	-
Stock-based compensation expense	64	44
Changes in operating assets and liabilities:
Accounts receivable - trade	(145)	(442)
Accrued interest and other receivables	131	77
Inventories	(498)	(235)
Prepaid expenses and other current assets	(26)	(79)
Accounts payable	34	(43)
Accrued expenses	(147)	(87)
Total adjustments	(727)	(975)
Net cash provided by operating activities	3,081	2,955

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(123)	(152)
Intangible assets	(6)	(10)
Purchases of investments	(1,150)	(800)
Proceeds from sale of investments	1,351	1,240
Net cash (used in) provided by investing activities	72	278

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	147	125
Common stock purchased and retired	(1,351)	(1,240)
Tax benefit attributable to exercise of stock options	40	34
Common stock purchased and retired - options	-	-
Repayments of note payable	(1,012)	(452)
Payment of dividends	(1,754)	(1,697)
Net cash used in financing activities	(3,930)	(3,230)

Effect of exchange rate changes on cash	44	(4)

NET DECREASE IN CASH	(733)	(2)

CASH AT BEGINNING OF PERIOD	1,251	610

CASH AT END OF PERIOD	$518	$608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,750	$1,852
Cash paid during the period for interest	126	135
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

(2)              Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
Finished goods	$1,245	$1,245
Work-in-process	972	694
Raw materials	1,541	1,214
Total	$3,758	$3,153

(3)             The Company adopted the provisions of FIN 48 on January 1, 2007.  UTMD did not make any adjustment to opening retained earnings as a result of the implementation.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  The Company recognizes any applicable penalties in its income tax provision.  During the three and six month periods ended June 30, 2008 and 2007, the Company did not recognize any interest or penalties related to income taxes.  UTMD did not have any accrual for the payment of interest and penalties at June 30, 2008 or December 31, 2007.

(4)             Stock-Based Compensation.  At June 30, 2008 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2008 and 2007, the Company recognized $33 and $25, respectively, in compensation cost related to adoption of the statement.   In the six months ended June 30, 2008 and 2007, the Company recognized $64 and $44, respectively, in compensation cost related to adoption of the statement.

(5)             Comprehensive Income.  Comprehensive income for the second quarter (2Q) and first half (1H) of 2008 was $1,779 and $3,596, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of $0 and $46 in 2Q and 1H 2008, respectively, and unrealized holding losses of ($138) and ($258) in 2Q and 1H 2008.

(6)             Warranty Reserve.   The Company accrues provisions for estimated costs that may be incurred for product warranties and uncollectible accounts.  The amount of the provision is adjusted, as required, to reflect historical experience.  The following table summarizes changes to UTMD’s warranty reserve during 2Q 2008:

Beginning Balance, April 1, 2008	$40
Changes in Warranty Reserve during 2Q 2008:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	40
Ending Balance, June 30, 2008	$80

(7)             Investments.  As of June 30, 2008, the Company’s investments were held in Spartan S/T Treas Bd Fid Advantage Class (FSBAX), Fidelity Instl Treas Port Cl I (FISXX), Fidelity US Gov’t Reserves (FGRXX), Fidelity Cash Reserves (FDRXX), Citigroup (C) and Washington Mutual (WM).  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	2Q 2008	2Q 2007
Balance, beginning of period	$(276)	$-
Realized gain from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	(227)	-
Deferred income taxes on unrealized holding loss	88	-
Balance, end of period	$(415)	$-

(8)             Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value  Measurements.”   This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  UTMD adopted the requirements of SFAS 157 on January 1, 2008.

The following table provides financial assets carried at fair value measured as of June 30, 2008:

		Fair Value Measurements Using
Description	Total Fair Value at 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Available-for-sale securities	$20,754	$20,754	$0	$0

 (9)             Forward-Looking Information.   This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management.  When used in this document, the words “anticipate,” “believe,” “should,”  “project,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout this document.  Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.  Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and the Company assumes no obligation to update or disclose revisions to those estimates.

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

In second quarter (2Q) 2008, UTMD’s consolidated global sales were 1% lower than in 2Q 2007.  2Q 2008 earnings per share (EPS) were $.490 compared to $.497 EPS in 2Q 2007.  UTMD achieved the following profitability measures for 2Q 2008 and 2Q 2007:

	2Q 08	2Q 07
Gross Profit Margin:	55.1%	55.5%
Operating Profit Margin:	37.9%	37.7%
Net Income Margin:	26.9%	27.5%

For first half (1H) 2008, UTMD’s total sales were down 2% compared to 1H 2007. 1H 2008 EPS were $0.971 compared to $0.981 EPS in 1H 2007.  UTMD achieved the following profitability as a ratio of sales in 1H 2008 and 1H 2007:

	1H 08	1H 07
Gross Profit Margin:	54.8%	55.4%
Operating Profit Margin:	37.4%	37.7%
Net Income Margin:	27.2%	27.4%

b)	Revenues

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

Total sales were 1% lower in 2Q 2008 compared to 2Q 2007.  International sales were 4% higher while domestic sales were 4% lower.  Domestic sales were comprised of domestic OEM sales (sales of components to other companies for use in their products) up 13% and domestic direct sales (sales of finished devices to users or distributors) down 5%.  Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize costs.

Domestic direct sales excluding obstetrics products were down 2% in 2Q 2008 from 2Q 2007.  Domestic obstetrics product sales, which products are sold to hospitals, were down 9% as a result of loss of market share due to significant price reductions offered by competitors in 2008, and the continued trend of administrative arrangements limiting physician choice of devices used in L&D.  UTMD’s objective is to replace sales lost due to increased competition by continued development of unique products that provide significant improvements in patient safety and effectiveness of care.

Total 1H 2008 sales were 2% lower than in 1H 2007.  1H 2008 international sales increased 5% while domestic sales decreased 5%.  International sales were 32% of total sales in 1H 2008 compared to 30% in 1H 2007.  1H 2008 trade shipments from UTMD’s Ireland facility were down 7% in US Dollar terms and 21% in EURO terms compared to 1H 2007, as UTMD shifted some of its international work to lower cost centers in the U.S.

The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:

	2Q 2008	2Q 2007	1H 2008	1H 2007
Obstetrics	$1,894	$2,044	$3,623	$4,304
Gynecology/ Electrosurgery/ Urology	1,595	1,563	3,156	3,125
Neonatal	1,757	1,748	3,518	3,491
Blood Pressure Monitoring and Accessories*	1,869	1,856	3,708	3,409
Total:	$7,115	$7,211	$14,005	$14,329
*includes molded components sold to OEM customers.

International revenues by product category:

	2Q 2008	2Q 2007	1H 2008	1H 2007
Obstetrics	$192	$175	$286	$467
Gynecology/ Electrosurgery/ Urology	602	545	1,169	1,002
Neonatal	215	142	417	325
Blood Pressure Monitoring and Accessories*	1,321	1,374	2,643	2,520
Total:	$2,330	$2,236	$4,515	$4,314
*includes molded components sold to OEM customers.

For the rest of 2008, UTMD’s sales will depend on its continued ability to retain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are increasingly making the product decisions, expanded clinical acceptance of its newer specialty products, release of new products after FDA concurrence with premarketing submissions and continued development of UTMD’s international distribution channels.

c)	Gross Profit

UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 55.1% and 54.8% in 2Q and 1H 2008, respectively, compared to 55.5% and 55.4% in 2Q and 1H 2007, respectively.  As a result of the combination of lower sales and lower GPM, gross profits declined 2% in 2Q 2008 and 3% in 1H 2008, compared to the same periods in 2007. This was due to higher direct materials and labor costs in addition to the mix shift in distribution channels. The substantially higher cost of crude oil impacts costs of raw materials for plastic devices, as well as substantially higher freight costs.  UTMD continues to retain facilities and other manufacturing resources in excess of its needs.  As a result, it projects that the dilution of fixed overhead costs that will occur with any increased sales during the remainder of 2008 will help mitigate a continuing expected increase in incremental direct material and labor costs.  The Company expects an overall GPM in 2008 slightly lower than in 2007.

OEM sales are sales of UTMD components and subassemblies that are marketed by other companies as part of their product offerings.  UTMD utilizes OEM sales as a means to help optimize utilization of its capabilities established to satisfy its direct sales business.  As a general rule, prices for OEM sales expressed as a multiple of direct variable manufacturing expenses are lower than for direct sales because, in the OEM and international channels, UTMD’s business partners incur significant expenses of sales and marketing.  Because of UTMD’s small size and period-to-period fluctuations in OEM business, fixed manufacturing overhead expenses cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.

d)	Operating Profit

Operating Profit, or income from operations, is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses.  Operating expenses in 2Q 2008 were $65 lower than in 2Q 2007, and $101 lower in 1H 2008 than in 1H 2007.  The lower operating expenses were a result of lower sales expenses when selling through international distributors.  Please see the table below.  Option compensation expense included in G&A expenses in 2Q 2008 was $33 compared to $25 in 2Q 2007, and $64 in 1H 2008 compared to $44 in 1H 2007.  UTMD’s operating profit margin in 2Q 2008 was 37.9% compared to 37.7% of sales in 2Q 2007, and 37.4% in 1H 2008 compared to 37.7% of sales in 1H 2007.  For the remainder of 2008, UTMD expects to control operating expenses, excluding consideration for litigation expenses which are less predictable, at a level slightly below operating expenses as a ratio of sales in 2007.  As a result, the lower 2008 operating expense ratio is expected to offset the lower 2008 GPM, yielding an operating profit margin about the same as in 2007.

Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.  S&M expenses in 2Q 2008 were $82 lower than in 2Q 2007, and $118 lower in 1H 2008 than in 1H 2007.  During the remainder of 2008, UTMD intends to continue to manage S&M expenses to less than 7% of total sales.

R&D expenses in 2Q 2008 were $19 lower than in 2Q 2007, and $23 lower in 1H 2008 than in 1H 2007.  UTMD expects 2008 R&D expenses will be about the same as in 2007 as a percentage of sales.  UTMD will opportunistically invest in R&D as projects are identified that may help its product development pipeline.  During the remainder of 2008, UTMD plans to continue R&D spending approximately the same as a percentage of sales.

G&A expenses in 2Q 2008 were $35 higher than in 2Q 2007, and $40 higher in 1H 2008 than in 1H 2007.  The G&A expense increases were largely due to higher G&A expenses in Ireland, which were $20 higher in 2Q 2008 and $35 higher in 1H 2008 compared to the same periods in 2007.  Roughly half the Ireland increases were real and the other half due to a weaker U.S. Dollar. UTMD expects 2008 G&A expenses will be slightly higher than in 2007 as a percentage of sales.   The increases for the year are projected to be the noted higher Ireland G&A expenses, primarily from independent auditing and legal fees, and higher U.S. independent auditing fees and stock option expense.

	2Q 2008	2Q 2007	1H 2008	1H 2007
S&M Expense	$459	$540	$908	$1,026
R&D Expense	90	109	182	205
G&A Expense	674	639	1,343	1,303
Total Operating Expenses:	$1,223	$1,288	$2,433	$2,534

e)	Non-operating income

Non-operating income in 2Q 2008 was $189 compared to $314 in 2Q 2007, and $392 in 1H 2008 compared to $615 in 1H 2007.  As a result of investing its cash balances, UTMD received interest, dividends and capital gains of $124 in 2Q 2008 compared to $266 in 2Q 2007, and $265 in 1H 2008 compared to $520 in 1H 2007.

In 2Q and 1H 2008, UTMD had interest expenses of $60 and $126, respectively, compared to $70 and $135 in 2Q and 1H 2007.  The interest expense resulted from UTMD’s Ireland facility borrowing 4,500 EURO (€) in December 2005 to allow the repatriation of profits generated by its Ireland operations between 1996 and 2005.  The loan is being paid by the Ireland subsidiary from profits generated there.  The loan balance as of June 30, 2008 is  €2,132 EURO, so about 53% of the loan has been repaid in 2.5 years.  Royalty income, which UTMD receives from licensing its technology to other companies, was approximately the same in both years.  Management currently estimates that total 2008 non-operating income will be about $500 lower than in 2007.  The actual amount of 2008 non-operating income may be even lower if UTMD utilizes current cash and investment balances for an acquisition, unexpected litigation costs or substantial share repurchases.

f)	Earnings Before Income Taxes

Earnings before income taxes (EBT) in 2Q 2008 were $2,886 compared to $3,031 in 2Q 2007.  EBT in 1H 2008 were $5,630 compared to $6,022 in 1H 2007.  EBT margins (EBT divided by sales) were 40.6% and 40.2% in 2Q and 1H 2008, respectively, compared to 42.0% in both 2Q and 1H 2007.   UTMD expects its 2008 EBT margin will be about 2% lower in 2008 compared to 2007 as a result of lower non-operating income.

g)	Net Income and Earnings per Share

UTMD’s net income was $1,917 in 2Q 2008 compared to $1,985 in 2Q 2007, and $3,808 in 1H 2008 compared to $3,929 in 1H 2007.  Net profit margins (NPM), which are net income (after tax) expressed as a percentage of sales, were 26.9% in 2Q 2008 compared to 27.5% in 2Q 2007, and 27.2% in 1H 2008 compared to 27.4% in 1H 2007.  The income tax provision rates in 2Q and 1H 2008 were 33.6% and 32.3% of EBT, respectively, compared to 34.5% and 34.8% in 2Q and 1H 2007.  The lower tax provision rate resulted primarily from refunds on amended 2004-2006 income tax returns in Ireland.  UTMD expects its consolidated income tax rate for the year of 2008 may be about one percentage point lower than for 2007, which was 34.3% for the year.

UTMD’s net income divided by weighted average outstanding shares for the applicable reporting period, diluted for unexercised employee and director options, provides earnings per share (EPS) as follows:

	2Q 2008	2Q 2007	1H 2008	1H 2007
Earnings Per Share (EPS)	$ .490	$ .497	$ .971	$ .981
Shares (000), Diluted	3,913	3,995	3,921	4,004

The Company repurchased 15,243 and 46,586 of its shares in the open market in 2Q 2008 and in 1H 2008 respectively.   Exercises of employee options added 806 and 12,257 shares in 2Q and 1H 2008 (net of 1,800 shares swapped in 1H by individuals in payment of the exercise price of the options) respectively.  Options outstanding at June 30, 2008 were about 218,800 shares at an average exercise price of $22.87 per share.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period.  The dilution calculation added 36,700 and 39,600 shares to actual weighted average shares outstanding in 2Q and 1H 2008 respectively, compared to 59,600 and 66,100 in 2Q and 1H 2007.  The decrease in dilution is due to a lower average market price of UTMD shares in addition to fewer unexercised options outstanding.  Actual outstanding common shares as of the end of 2Q 2008 were 3,871,000 compared to 3,924,000 at the end of 2Q 2007.

h)	Return on Equity

Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Annualized ROE (after payment of dividends) for 1H 2008 was 10% compared to 12% for 1H 2007.  The lower ROE in 1H 2008 was due to 3% lower net profits, 3% higher dividends and 7% higher average equity to date in 2008.  Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance, because shareholder equity is reduced by the cost of the shares repurchased.  UTMD expects ROE in 2008 will remain lower than in 2007 as a result of lower net profits, higher dividends and higher average shareholder equity.

Liquidity and Capital Resources

i)	Cash flows

Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses along with changes in working capital totaled $3,081 in 1H 2008 compared to $2,955 in 1H 2007.  A $297 smaller increase in accounts receivable and a $263 smaller gain on investments were the most significant differences in the two periods.

The Company’s use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  Capital expenditures for property and equipment were $123 in 1H 2008 compared to $152 in 1H 2007.  This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.

In 1H 2008, UTMD received $147 and issued 12,257 shares of stock upon the exercise of employee stock options.  Option exercises in 1H 2008 were at an average price of $14.28 per share.  Employees exercised a total of 14,057 option shares in 1H 2008, with 1,800 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options.  For comparison, the Company received $125 from issuing 21,159 shares of stock on the exercise of employee stock options in 1H 2007, net of 6,418 shares retired upon employees trading those shares in payment of the stock option exercise price.  The Company repurchased 46,586 shares of its stock in the open market at a cost of $1,351 during 1H 2008, an average cost of $28.99 per share including commissions and fees.  For comparison, UTMD repurchased 40,719 shares of stock in the open market at a cost of $1,240 during 1H 2007.

UTMD Ltd. (Ireland subsidiary) made payments of $1,012 on its note payable during 1H 2008 but only reduced the loan balance by $743 because of continued weakening of the U.S. Dollar.  In 1H 2007, UTMD made loan repayments of $452.  UTMD paid $1,754 in cash dividends in 1H 2008 compared to $1,697 in 1H 2007, a 3% increase in cash dividends paid, although shares in 1H 2008 which received the dividends were about 1% fewer than in 1H 2007.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  Planned capital expenditures during the remainder of 2008 are expected to be less than $250 to keep facilities, equipment and tooling in good working order.  In addition, UTMD may use cash in 2008 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance.

j)	Assets and Liabilities

June 30, 2008 total assets were $2 lower than at December 31, 2007.  Changes include a $1,100 decrease in cash and investments, a $605 increase in inventories, a $230 increase in other current assets, and a $187 increase in US Dollar-valued net property and equipment.  Inventories increased as a result of bulk purchases to offset incremental rising direct materials costs and a large acquisition of components to meet a rapid delivery commitment for a China distributor that did not honor its contractual purchase commitment.  The Company’s current 2008 ending inventory balances objective is now about $3,300, which would result in expected inventory turns of 3.9. Since the end of 2007, cash and investment balances have decreased $1,100 despite using cash for $1,754 in cash dividends to shareholders, $1,351 repurchasing UTMD shares in the open market and $1,012 in principal payments on the Ireland loan.

Working capital was $26,742 at June 30, 2008, just $25 lower than at 2007 year-end.  Working capital continues substantially in excess of UTMD’s normal operating needs.  Current liabilities decreased $145 primarily as a result of the timing of estimated income tax payments.  As a result of the working capital changes, UTMD’s current ratio increased to 9.9 on June 30, 2008 from 9.5 at year-end 2007, and 8.9 on June 30, 2007.

Net property and equipment increased $187 in 1H 2008 after additions of $123 and an increase in the dollar-denominated value of Ireland P&E, offset by depreciation of $271.  Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $20 as a result of amortization of intellectual property of $26 offset by additions of intangibles of $6.  At June 30, 2008, net intangible assets including goodwill were 16% of total assets, the same as at year-end 2007.

UTMD’s long term liabilities are comprised of the Ireland note payable ($2,991 on June 30, 2008) and deferred income taxes ($403 on June 30, 2008).  As of December 31, 2007, the respective long term liabilities were $3,689 and $343.  In EURO, the Ireland loan balance (including the short term portion) declined 21% from €2,791 to €2,132 (both in thousands) during 1H 2008.   As of June 30, 2008, UTMD’s total debt ratio (total liabilities/ total assets) decreased to 14% from 16% on December 31, 2007, and 17% on June 30, 2007.

UTMD does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses.

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

Other than a substantial loss in domestic market share of Intran Plus, UTMD accomplished its 1H 2008 objective for item 1).  For the other items, UTMD believes its performance is on track after half of 2008. UTMD does not announce its new product development initiatives until after it achieves applicable premarketing regulatory concurrences, or acquisition initiatives until after a transaction agreement is done.

l)	Accounting Policy Changes.

UTMD adopted SFAS No. 157 “Fair Value Measurements” on January 1, 2008.  Please see note 8, above.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies.  The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate was 0.6328 EURO per USD as of June 30, 2008, and 0.7433 EURO per USD as of June 30, 2007.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4.      Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2008, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 2Q 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
4/01/08 - 4/30/08	5,272	$ 28.97	5,272
5/01/08 - 5/31/08	9,971	27.77	9,971
6/01/08 - 6/30/08	-	-	-
Total	15,243	$ 28.18	15,243

(1)              In 2Q 2008 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992.  Since 1993 through 2Q 2008, the Company has repurchased 6.4 million shares at an average cost of $11.97 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.2 million of its shares at an average price of $11.31 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.6 million option shares at an average price of $9.01 per share.  All options were awarded at the market value of the stock on the date of the award.

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

Item 4.      Submission of Matters to a Vote of Security Holders

On May 11, 2008 at the annual meeting, shareholders of the Company approved the following matters submitted to them for consideration:
Elected Ernst G. Hoyer and James H. Beeson as directors of the Company:
Ernst G. Hoyer	For	3,189,117
James H. Beeson	For	3,190,036

Item 6.      Exhibits

Exhibit #	SEC Reference #	Title of Document
1	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
2	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/7/08	By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/7/08	By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer