Form 10-Q
period 2008-09-30
UTAH MEDICAL PRODUCTS INC
filed 2008-11-07
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2008	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:  (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 6, 2008: 3,825,000.

UTAH MEDICAL PRODUCTS, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of
	September 30, 2008 and December 31, 2007	1

	Consolidated Condensed Statements of Income for the three
	and nine months ended September 30, 2008 and September 30, 2007	2

	Consolidated Condensed Statements of Cash Flows for the
	nine months ended September 30, 2008 and September 30, 2007	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6.	Exhibits	14

SIGNATURES		14

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
 UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES

 CONSOLIDATED CONDENSED BALANCE SHEETS AS OF

 SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

 (in thousands)

(unaudited)
(audited)

 ASSETS
SEPTEMBER 30, 2008
DECEMBER 31, 2007

 Current assets:

 Cash
$883	$1,251

 Investments, available-for-sale
21,512	21,121

 Accounts & other receivables - net
3,694	3,905

 Inventories
3,615	3,153

 Other current assets
501	502

 Total current assets
30,205	29,931

 Property and equipment - net
8,278	8,606

 Goodwill
7,191	7,191

 Other intangible assets
2,646	2,640

 Other intangible assets - accumulated amortization
(2,420)	(2,382)

 Other intangible assets - net
226	258

 TOTAL
$45,900	$45,986

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

 Accounts payable
$544	$393

 Accrued expenses
2,302	2,349

 Current portion of note payable
298	423

 Total current liabilities
3,144	3,165

 Note payable
2,296	3,689

 Deferred income taxes
379	343

 Total liabilities
5,819	7,197

 Stockholders' equity:

 Preferred stock - $.01 par value; authorized - 5,000

   shares; no shares issued or outstanding

 Common stock - $.01 par value; authorized - 50,000

      shares; issued - September 30, 2008, 3,857 shares

   and December 31, 2007, 3,905 shares
39	39

 Accumulated other comprehensive income
(975)	(789)

 Retained earnings
41,017	39,539

 Total stockholders' equity
40,081	38,789

 TOTAL
$45,900	$45,986

 see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
(in thousands, except per share amounts - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Sales, net	$7,181	$7,097	$21,185	$21,426

Cost of goods sold	3,244	3,124	9,578	9,511

Gross profit	3,937	3,973	11,608	11,915

Operating expense

Selling, general and administrative	897	1,165	3,147	3,494
Research & development	100	88	282	293

Total	997	1,253	3,429	3,787

Operating income	2,940	2,720	8,178	8,128

Other income (expense)	(213)	365	179	979

Income before provision for income taxes	2,727	3,085	8,357	9,107

Provision for income taxes	908	1,064	2,729	3,157

Net income	$1,820	$2,021	$5,628	$5,950

Earnings per common share (basic)	$0.47	$0.52	$1.45	$1.51

Earnings per common share (diluted)	$0.47	$0.51	$1.44	$1.49

Shares outstanding - basic	3,864	3,918	3,875	3,931

Shares outstanding - diluted	3,900	3,975	3,915	3,995

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
(in thousands - unaudited)
	SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,628	$5,950
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	447	443
(Gain) loss on investments	29	(780)
Provision for (recovery of) losses on accounts receivable	(43)	(1)
Deferred income taxes	(165)	-
(Gain) loss on disposale of assets	0	-
Stock-based compensation expense	97	70
Changes in operating assets and liabilities:
Accounts receivable - trade	147	(341)
Accrued interest and other receivables	86	147
Inventories	(429)	(342)
Prepaid expenses and other current assets	9	(29)
Accounts payable	151	(4)
Accrued expenses	(35)	204
Total adjustments	292	(634)
Net cash provided by operating activities	5,920	5,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(189)	(214)
Intangible assets	(6)	(30)
Purchases of investments	(2,250)	(1,500)
Proceeds from the sale of investments	1,908	1,570
Net cash provided by (used in) investing activities	(536)	(174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	224	151
Common stock purchased and retired	(1,908)	(1,570)
Tax benefit attributable to exercise of stock options	51	46
Repayments of note payable	(1,502)	(687)
Payment of dividends	(2,625)	(2,562)
Net cash used in financing activities	(5,760)	(4,622)

Effect of exchange rate changes on cash	9	(28)

NET INCREASE (DECREASE) IN CASH	(367)	492

CASH AT BEGINNING OF PERIOD	1,251	610

CASH AT END OF PERIOD	$883	$1,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,525	$2,827
Cash paid during the period for interest	167	203

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

(2)    Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
Finished goods	$1,085	$1,245
Work-in-process	909	694
Raw materials	1,621	1,214
Total	$3,615	$3,153

(3)    The Company adopted the provisions of FIN 48 on January 1, 2007.  UTMD did not make any adjustment to opening retained earnings as a result of the implementation.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense.  The Company recognizes any applicable penalties in its income tax provision.  During the three and nine month periods ended September 30, 2008 and 2007, the Company did not recognize any interest or penalties related to income taxes.  UTMD did not have any accrual for the payment of interest and penalties at September 30, 2008 or December 31, 2007.

(4)    Stock-Based Compensation.  At September 30, 2008 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, using the modified prospective method.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2008 and 2007, the Company recognized $33 and $25, respectively, in compensation cost related to adoption of the statement.   In the nine months ended September 30, 2008 and 2007, the Company recognized $97 and $70, respectively, in compensation cost related to adoption of the statement.

(5)    Comprehensive Income.  Comprehensive income for the third quarter (3Q) and first nine months (9M) of 2008 was $1,935 and $5,531, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of ($185) and ($139) in 3Q and 9M 2008, respectively, and unrealized holding gains of $300 and $42 in 3Q and 9M 2008, respectively.

(6)    Warranty Reserve.   The Company accrues provisions for estimated costs that may be incurred for product warranties.  The amount of the provision is adjusted, as required, to reflect historical experience.  The following table summarizes changes to UTMD’s warranty reserve during 3Q 2008:

Beginning Balance, July 1, 2008	$80
Changes in Warranty Reserve during 3Q 2008:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	(80)
Ending Balance, September 30, 2008	$0

(7)    Investments.  As of September 30, 2008, the Company’s investments were held in Fidelity Cash Reserves (FDRXX), Citigroup common stock (C) and Washington Mutual common stock (WM).  As noted in MD&A, UTMD wrote off the WM investment following WM’s liquidity failure.  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	3Q 2008	3Q 2007
Balance, beginning of period	$(415)	$-
Realized loss from securities included in beginning balance	266	-
Gross unrealized holding gains (losses), in equity securities	56	-
Deferred income taxes on unrealized holding loss	(21)	-
Balance, end of period	$(114)	$-

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

The following table provides financial assets carried at fair value measured as of September 30, 2008:

		Fair Value Measurements Using
Description	Total Fair Value at 9/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Available-for-sale securities	$21,512	$21,512	$0	$0

 (9)   Forward-Looking Information.   This report may contain certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management.  When used in this document, the words “anticipate,” “believe,” “should,”  “project,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout this document.  Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.  Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and the Company assumes no obligation to update or disclose revisions to those estimates.

General risk factors that may impact the Company’s revenues include the general economic conditions affecting, among other things, the financial solvency of customers and their ability to continue to afford purchasing medical devices, market acceptance of competitive products; administrative practices of group purchasing organizations; obsolescence caused by new technologies; the possible introduction by competitors of new products that claim to have many of the advantages of UTMD’s products at lower prices; the timing and market acceptance of UTMD’s own new product introductions; changes in clinical practices; UTMD’s ability to efficiently and responsively manufacture its products; including the possible effects of lack of performance of suppliers; opportunities in gaining access to important global distribution channels; budgetary constraints; the timing of regulatory approvals for newly introduced products; regulatory intervention in current operations; government intervention in the economy and third party reimbursement of health care costs of patients.

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

Additional risk factors that may affect non-operating income include: the continuing viability of the Company’s technology license agreements; actual cash and investment balances; performance of investments; prevailing interest rates, asset dispositions; and acquisition activities that may or may not require external funding.

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

Given the recent crisis in credit markets, the dramatic change in the value of the EURO vis-à-vis the U.S. Dollar and the apparent serious concern regarding a significant recession that may affect the order patterns of customers, UTMD is not able to provide a projection for the remainder of 2008 in this report.

Analysis of Results of Operations

a)	Overview

In third quarter (3Q) 2008, UTMD’s consolidated global sales were 1% higher than in 3Q 2007, and represented the highest sales for a calendar quarter to date in 2008.  3Q 2008 earnings per share (EPS) were $.467 compared to $.508 EPS in 3Q 2007.  UTMD achieved the following profitability measures for 3Q 2008 and 3Q 2007:
	3Q 08	3Q 07
Gross Profit Margin:	54.8%	56.0%
Operating Profit Margin:	40.9%	38.3%
Net Income Margin:	25.3%	28.5%

The most significant difference in performance comparing 3Q 2008 with 3Q 2007 was due to a change in non-operating income. In 3Q 2008, UTMD recorded non-operating expense of $213, compared to non-operating income of $365 in 3Q 2007.  The $578 difference was due to realizing a net capital loss of $428 on investments and lower interest rates on cash balances.  As an offset to the capital loss, UTMD reduced the management bonus reserve for 2008 by $250, representing an estimate of the CEO’s annual bonus. The income statement effect reduced G&A expenses as part of operating expenses, thus increasing operating income by $250.  From an income tax perspective, the capital loss will be offset by capital gains achieved in the prior three years.

The following table compares certain 3Q 2008 and 3Q 2007 income statement categories according to GAAP, with adjusted 3Q 2008 income statement categories omitting the 3Q 2008 net capital loss and the 3Q 2008 management bonus adjustment:
Income Statement Categories	3Q 2008 As Reported per GAAP	3Q 2008 without Net Capital Loss on Investments and Management Bonus Reserve Adjustment	3Q 2007 As Reported per GAAP
Gross Profit	$3,937	$3,937	$3,973
G&A Expense	(439)	(689)	(620)
Operating Income	2,940	2,690	2,720
Non-Operating Income/ (Expense)	(213)	215	365
Income before Tax	2,727	2,905	3,085
Net Income	1,820	1,931	2,021
Earnings per Share	$.467	$.495	$.508

In management’s opinion, the unfavorable net capital loss on investments and the favorable accrued bonus expense adjustment have an impact on the 3Q 2008 income statement that does not allow a meaningful comparison with 3Q 2007, or what is likely to occur in the future.

For the first nine months (9M) of 2008, UTMD’s total sales were down 1% compared to 9M 2007. 9M 2008 EPS were $1.438 compared to $1.489 EPS in 9M 2007.  UTMD achieved the following profitability as a ratio of sales in 9M 2008 and 9M 2007:

	9M 08	9M 07
Gross Profit Margin:	54.8%	55.6%
Operating Profit Margin:	38.6%	37.9%
Net Income Margin:	26.6%	27.8%

b)	Revenues

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

Total sales were 1% higher in 3Q 2008 compared to 3Q 2007.  International sales were 3% higher while domestic sales were less than 1% higher.  Domestic sales were comprised of domestic OEM sales (sales of components to other companies for use in their products) up 24% and domestic direct sales (sales of finished devices to users or distributors) down 1%.  Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize costs.

Domestic direct sales excluding obstetrics products were up 8% in 3Q 2008 from 3Q 2007.  Domestic obstetrics product sales, which products are sold to L&D units of hospitals, were down 14% as a result of loss of market share due to significant price reductions offered by competitors in 2008 and the continued trend of administrative arrangements limiting physician choice of devices used in L&D. UTMD’s objective is to replace sales lost due to increased competition by continued development of unique products that provide significant improvements in patient safety and effectiveness of care.

Total 9M 2008 sales were 1% lower than in 9M 2007.  9M 2008 international sales increased 4% while domestic sales decreased 3%.  International sales were 32% of total sales in 9M 2008 compared to 30% in 9M 2007.  9M 2008 trade shipments from UTMD’s Ireland facility were down 6% in US Dollar terms and 17% in EURO terms compared to 9M 2007, as UTMD shifted some of its international work to lower cost centers in the U.S.

The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:
	3Q 2008	3Q 2007	9M 2008	9M 2007
Obstetrics	$1,771	$2,157	$5,393	$6,460
Gynecology/ Electrosurgery/ Urology	1,573	1,540	4,730	4,665
Neonatal	1,942	1,761	5,457	5,253
Blood Pressure Monitoring and Accessories*	1,895	1,639	5,605	5,048
Total:	$7,181	$7,097	$21,185	$21,426
*includes molded components sold to OEM customers.

International revenues by product category:
	3Q 2008	3Q 2007	9M 2008	9M 2007
Obstetrics	$116	$237	$403	$703
Gynecology/ Electrosurgery/ Urology	524	538	1,693	1,541
Neonatal	211	162	625	487
Blood Pressure Monitoring and Accessories*	1,320	1,172	3,965	3,693
Total:	$2,171	$2,109	$6,686	$6,423
*includes molded components sold to OEM customers.

c)	Gross Profit

UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 54.8% in both 3Q and 9M 2008, compared to 56.0% and 55.6% in 3Q and 9M 2007, respectively.  The lower GPM in 2008 has been due to higher direct materials, transportation and labor costs in addition to a mix shift in distribution channels. The substantially higher cost of crude oil impacts costs of raw materials for plastic devices, as well as substantially higher freight costs.

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

Operating Profit, or income from operations, is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses.  Operating expenses in 3Q 2008 were $257 lower than in 3Q 2007, and $358 lower in 9M 2008 than in 9M 2007.  The lower operating expenses were a result of a $250 reduction in the management bonus accrual and proportionately lower sales expenses when selling through international distributors.

Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.  S&M expenses in 3Q 2008 were $88 lower than in 3Q 2007, and $206 lower in 9M 2008 than in 9M 2007.

R&D expenses in 3Q 2008 were $12 higher than in 3Q 2007, and $11 lower in 9M 2008 than in 9M 2007.  For the full year of 2008, UTMD expects that R&D expenses will be about the same as in 2007.

G&A expenses in 3Q 2008 were $181 lower than in 3Q 2007, and $141 lower in 9M 2008 than in 9M 2007.  The 3Q 2008 G&A expense decrease was primarily due to a $250 reduction in the management bonus accrual as an offset for the non-operating loss (from the capital loss) of UTMD’s investment in Washington Mutual common stock.  The most significant G&A expense categories which were higher in 3Q 2008 compared to 3Q 2007 were legal and accounting, up $37 due in part to expenses for filing the SEC Form S-3 “shelf” registration, and salaries and benefits up $19 including a higher stock option compensation expense than in the prior year.  Option compensation expense included in G&A expenses in 3Q 2008 was $33 compared to $25 in 3Q 2007, and $97 in 9M 2008 compared to $70 in 9M 2007.

     UTMD’s operating profit margin in 3Q 2008 was 40.9% compared to 38.3% of sales in 3Q 2007, and 38.6% in 9M 2008 compared to 37.9% of sales in 9M 2007.

The division of operating expenses by major subcategory are provided below:
	3Q 2008	3Q 2007	9M 2008	9M 2007
S&M Expense	$457	$545	$1,365	$1,571
R&D Expense	100	88	282	293
G&A Expense	439	620	1,782	1,923
Total Operating Expenses:	$996	$1,253	$3,429	$3,787

e)	Non-operating income (expense)

Non-operating income (expense) includes royalties from licensing UTMD’s technology, rent from leasing underutilized property to others, income earned from investing the Company’s excess cash and gains or losses from the sale of assets, offset by non-operating expenses which include interest on the Ireland bank loan and bank service fees.   Non-operating expense in 3Q 2008 was $(213) compared to income of $365 in 3Q 2007, and income of $179 in 9M 2008 compared to income of $979 in 9M 2007.  As described above, the expense in 3Q 2008 resulted from a net realized capital loss on investments of $428 due to a write-off of UTMD’s investment in Washington Mutual (WM) common stock. partially offset by gains from sales of Spartan S/T Treas Bd Fid Advantage Class (FSBAX), compared to a capital gain of $19 in 3Q 2007.

UTMD received interest and dividends of $154 from investing its cash balances in 3Q 2008, compared to interest and dividends of $258 in 3Q 2007, and $419 in 9M 2008 compared to $777 in 9M 2007. The lower interest income was due to lower interest rates in 2008 than in 2007. Royalty income, $112 in 3Q and $337 in 9M, was the same in both years.  The royalty which generated the income in both years concludes at the end of 2008.  Rental income was $5 in 3Q 2008 and $61 in 9M 2008, compared to $56 in 3Q 2007 and $87 in 9M 2007.  The drop in rental income was due to weakening demand for UTMD Ireland’s excess warehouse space due to slowing economic activity in 3Q 2008.

In 3Q and 9M 2008, UTMD had interest expenses of $41 and $168, respectively, compared to $68 and $203 in 3Q and 9M 2007.  The interest expense resulted from UTMD’s Ireland subsidiary borrowing 4,500 EURO (€ - in thousands) in December 2005 to allow the U.S. repatriation of profits generated by UTMD’s Ireland operations from 1996 through 2005.  The loan must be repaid by the Ireland subsidiary.  The loan balance as of September 30, 2008 is €1,800 EURO (in thousands), so 60% of the loan has been repaid to date by UTMD Ireland in 2.75 years.  UTMD has no other bank loans.

f)	Earnings Before Income Taxes

Earnings before income taxes (EBT) in 3Q 2008 were $2,727 compared to $3,085 in 3Q 2007.  EBT in 9M 2008 were $8,357 compared to $9,107 in 9M 2007.  EBT margins (EBT divided by sales) were 38.0% and 39.5% in 3Q and 9M 2008, respectively, compared to 43.5% and 42.5% in 3Q and 9M 2007, respectively.

g)	Net Income and Earnings per Share

UTMD’s net income was $1,820 in 3Q 2008 compared to $2,021 in 3Q 2007, and $5,628 in 9M 2008 compared to $5,950 in 9M 2007.  Net profit margins (NPM), which are net income (after tax) expressed as a percentage of sales, were 25.3% in 3Q 2008 compared to 28.5% in 3Q 2007, and 26.6% in 9M 2008 compared to 27.8% in 9M 2007.  The income tax provision rates in 3Q and 9M 2008 were 33.3% and 32.7% of EBT, respectively, compared to 34.5% and 34.7% in 3Q and 9M 2007.  The lower tax provision rate resulted primarily from refunds on amended 2004-2006 income tax returns in Ireland.

UTMD’s net income divided by weighted average outstanding shares for the applicable reporting period, diluted for unexercised employee and director options, provides earnings per share (EPS) as follows:

	3Q 2008	3Q 2007	9M 2008	9M 2007
Earnings Per Share (EPS)	$.467	$.508	$1.438	$1.489
Shares (000), Diluted	3,900	3,975	3,915	3,995

The Company repurchased 20,200 and 66,800 of its shares in the open market in 3Q 2008 and in 9M 2008 respectively.   Exercises of employee options added 6,100 and 20,200 shares in 3Q and 9M 2008 (net of 1,800 shares swapped in 9M by individuals in payment of the exercise price of the options) respectively.  Options outstanding at September 30, 2008 were 210,400 shares at an average exercise price of $23.10 per share.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period.  The dilution calculation added 36,100 and 39,200 shares to actual weighted average shares outstanding in 3Q and 9M 2008 respectively, compared to 57,300 and 63,800 in 3Q and 9M 2007.  The decrease in dilution is due to a lower average market price of UTMD shares in addition to fewer unexercised options outstanding.  Actual outstanding common shares as of the end of 3Q 2008 were 3,856,900 compared to 3,915,900 at the end of 3Q 2007.

h)	Return on Equity

Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Annualized ROE (after payment of dividends) for 9M 2008 was 10% compared to 12% for 9M 2007.  The lower ROE in 9M 2008 was due to 5% lower net profits, 2% higher dividends and 6% higher average equity to date in 2008.  Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance, because shareholder equity is reduced by the cost of the shares repurchased.  Payment of dividends reduces ROE because net income is reduced by the dividends paid to shareholders.  ROE before payment of dividends was 19% in 9M 2008 compared to 22% in 9M 2007.

Liquidity and Capital Resources

i)	Cash flows

Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses along with changes in working capital totaled $5,920 in 9M 2008 compared to $5,316 in 9M 2007.  A $809 smaller gain on investments and a $488 smaller increase in accounts receivable were the most significant differences in the two periods.

The Company’s use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  Capital expenditures for property and equipment were $189 in 9M 2008 compared to $214 in 9M 2007.  This investment in new property and equipment was required to keep facilities, equipment and tooling in good working condition.

In 9M 2008, UTMD received $224 and issued 18,400 shares of stock upon the exercise of employee stock options.  Option exercises in 9M 2008 were at an average price of $13.78 per share.  Employees exercised a total of 20,200 option shares in 9M 2008, with 1,800 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options.  For comparison, the Company received $151 from issuing 23,000 shares of stock on the exercise of employee stock options in 9M 2007, net of 6,400 shares retired upon employees trading those shares in payment of the stock option exercise price.  The Company repurchased 66,800 shares of its stock in the open market at a cost of $1,908 during 9M 2008, an average cost of $28.58 per share including commissions and fees.  For comparison, UTMD repurchased 50,700 shares of stock in the open market at a cost of $1,570 during 9M 2007.

UTMD Ltd. (Ireland subsidiary) made payments of $1,502 on its note payable during 9M 2008.  In 9M 2007, UTMD made loan repayments of $687.  UTMD paid $2,625 in cash dividends in 9M 2008 compared to $2,562 in 9M 2007, a 2% increase in cash dividends paid, although shares in 9M 2008 which received the dividends were about 1% fewer than in 9M 2007.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  Planned capital expenditures during the remainder of 2008 are expected to be less than $200 to keep facilities, equipment and tooling in good working order.  In addition, UTMD may use cash in 2008 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance.

j)	Assets and Liabilities

September 30, 2008 total assets were about the same as at December 31, 2007.  The most significant changes included a $462 increase in inventories, a $328 decrease in US Dollar-denominated net property and equipment, and a $211 decrease in accounts receivable.  Inventories increased as a result of bulk purchases of raw materials to offset incrementally rising direct materials costs.  Since the end of 2007, cash and investment balances have increased slightly despite paying out $2,625 in cash dividends to shareholders, repurchasing $1,908 in UTMD shares in the open market, repaying $1,502 on the Ireland loan principle balance, and incurring a $428 net capital loss in 3Q 2008.

Working capital was $27,062 at September 30, 2008, $296 higher than at 2007 year-end.  Working capital continues substantially in excess of UTMD’s normal operating needs.  As a result of the working capital changes, UTMD’s current ratio increased to 9.6 on September 30, 2008 from 9.5 at year-end 2007, and 8.4 on September 30, 2007.

Net property and equipment decreased $328 in 9M 2008 after additions of $189, offset by depreciation of $409 and a decrease in the dollar-denominated value of Ireland P&E.  Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $32 as a result of amortization of intellectual property of $38 offset by additions of intangibles of $6.  At September 30, 2008, net intangible assets including goodwill were 16% of total assets, the same as at year-end 2007.

UTMD’s long term liabilities are comprised of the Ireland note payable ($2,296 on September 30, 2008) and deferred income taxes ($379 on September 30, 2008).  As of December 31, 2007, the respective long term liabilities were $3,689 and $343.  In EURO, the Ireland loan balance (including the short term portion) declined 36% from €2,791 to €1,800 (both in thousands) during 9M 2008.   As of September 30, 2008, UTMD’s total debt ratio (total liabilities/ total assets) decreased to 13% from 16% on December 31, 2007, and 17% on September 30, 2007.

UTMD does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses.

k)	Management's Outlook.

Due to the recent crisis in credit markets, the dramatic change in the value of the EURO vis-à-vis the U.S. Dollar and the apparent serious concern of customers regarding a significant recession that may affect their order patterns for UTMD’s devices, management is not able to provide a projection for the remainder of 2008 in this report.

l)	Accounting Policy Changes.

UTMD adopted SFAS No. 157 “Fair Value Measurements” on January 1, 2008.  Please see note 8 above.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies.  The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate was 0.6940 EURO per USD as of September 30, 2008, and 0.7055 EURO per USD as of September 30, 2007.  Only a month later, as of November 1, 2008, the EURO had declined to 0.7875 per USD.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4.  Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2008, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

In August 2008, UTMD’s board of directors updated the charters of its standing committees, and established a formal Governance and Nominating Committee.  The new Governance and Nominating Committee is constituted by all of the outside directors and the CEO. The charters of the committees are provided on UTMD’s website, www.utahmed.com.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 3Q 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
7/01/08 - 7/31/08	5,049	$27.59	5,049
8/01/08 - 8/31/08	1,189	27.47	1,189
9/01/08 - 9/30/08	13,982	27.66	13,982
Total	20,220	$27.63	20,220

(1)    In 3Q 2008 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992.  Since 1993 through 3Q 2008, the Company has repurchased 6.5 million shares at an average cost of $12.02 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.2 million of its shares at an average price of $11.34 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.6 million option shares at an average price of $9.02 per share.  All options were awarded at the market value of the stock on the date of the award.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/7/08	By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/7/08	By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer