Form 10-K
period 2008-12-31
UTAH MEDICAL PRODUCTS INC
filed 2009-03-06
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission File Number: 000-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0342734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7043 S 300 W, Midvale Utah	84047
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	Telephone (801) 566-1200
Facsimile (801) 566-7305
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2008, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $99,134,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 5, 2009, common shares outstanding were 3,607,000.

DOCUMENTS INCORPORATED BY REFERENCE.  The Company’s definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Item 10, 11, 12, and 13, and 14 of this Form 10-K.

INDEX TO FORM 10-K

PART I

ITEM 1 – BUSINESS

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

UTMD’s products are sold directly to end users in the U.S. domestic market by the Company’s own direct sales representatives and independent manufacturers’ representatives.  In addition, some of UTMD’s products are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers.  Internationally, products are sold through other medical device companies and through independent medical products distributors.  UTMD has representation in all major developed countries through 117 international distributors, each of which purchased at least five thousand dollars in UTMD products during 2008.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $111,622 in the form of share repurchases, and an additional $15,123 in the form of cash dividends, to its public shareholders.

In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed to better serve UTMD’s international customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  Sales of the products, or derivatives of the products, from the three acquisitions noted above, comprised about 35% of UTMD’s 2008 sales.  The net book value of intangible assets (goodwill) remaining on UTMD’s balance sheet at the end of 2008 resulting from the three acquisitions, as a ratio of sales, was 26%.

UTMD's corporate offices are located at 7043 South 300 West, Midvale, Utah 84047 USA.  The corporate office telephone number is (801) 566-1200.  Ireland operations are located at Athlone Business and Technology Park, Athlone, County Westmeath, Ireland.  The Ireland telephone number is 353 (90) 647-3932.  CMI’s mailing address is 1830 S.E. 1st, Redmond, Oregon  97756.  The Oregon telephone number is (541) 548-7738.

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

UTMD markets tocodynamometer belts, disposable electrodes, catheters and accessories as outlined above, but does not currently market electronic monitors, the capital equipment that process the electrical signals.  In addition to products currently offered, UTMD intends to continue to investigate and introduce tools that enhance fetal monitoring techniques.

Vacuum-Assisted Delivery Systems (VAD).
UTMD’s VAD Systems include CMI® patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries.  UTMD’s patented soft silicone cup is a bell-shaped cup design that should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated.  Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention.  Although there are risks associated with vaginal operative deliveries which may currently represent 5-9% of all U.S. hospital births, the procedures are generally regarded as safer for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations.  UTMD estimates that the VAD operative approach is used for about 4-8% of all U.S. births, with forceps continuing to lose ground as the alternative.  UTMD’s patented bell-shaped soft silicone TENDER TOUCH® cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System which reports injuries from specific names of products used in hospitals.

Other Obstetrical Tools.
AROM-COT™ is a finger cover with a patented prong design to rupture maternal membranes with less patient pain and anxiety.  MUC-X is an aspiration device used immediately after birth to clear neonatal respiratory passages and reduce exposure to potential infections.  CORDGUARD® is a product which unifies the multiple steps of clamping the neonate’s cord close to the umbilicus, severing the cord without splattering blood, drawing a clean cord blood sample, and assisting in the removal of the placenta.  CORDGUARD’s sharpless, closed system reduces the risk of exposure to potentially infected blood, and consequently reduces the high cost of exposure treatment under OSHA and CDC guidelines.  In addition, CORDGUARD facilitates obtaining neonatal blood that is otherwise hard to obtain safely and cleanly.  BT-Cath™, patent pending, is a uterine balloon tamponade catheter for controlling severe postpartum hemorrhage.  Its benefits include the ease of rapid deployment and ability to monitor further bleeding after the tamponade has been placed.  Abcorp toco belts and straps for fetal monitoring by an external tocodynamometer are provided in latex-free form in several configurations.

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

GESCO®
In the third quarter of 1998, UTMD acquired the neonatal product line of Gesco International.  GESCO, best known for innovative silicone catheters, gained an early distinctive reputation for its focus on the special developmental needs of tiny, critically-ill babies.

A class of catheters called umbilical vessel catheters (UVCs) are specially designed for administering vital medications and fluids immediately following birth through the infant’s umbilical vessel into the inferior vena cava.  Because of the neonate’s small size and lack of vascular development, there is no better access to vital organs.  The catheters are also called umbilical artery catheters (UACs) when placed in one of the umbilical arteries to measure blood pressure or monitor metabolic processes through blood analysis.  In developing its UMBILI-CATH™ product line, Gesco pioneered the use of soft, biocompatible silicone catheters, helping to reduce the number of insertions required as well as other complications associated with invasive applications.  UTMD has expanded the UVC product line to include catheters made from a proprietary thermosensitive polyurethane (Tecoflex®) that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion. In addition, GESCO provides a convenient catheterization procedure tray of implements and supplies necessary to place UVC catheters, as well as perform other similar procedures.

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

The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters, and chest drainage tubes.  GESCO developed and marketed initial versions of all of these neonatal products.  In order to keep pace with the trend of caring for smaller babies, UTMD has added smaller diameter versions of its URI-CATH® and NUTRI-CATH® products.  In 2000, UTMD gained FDA premarketing clearance of a new PICC family of products specifically designed to minimize trauma to the critically ill neonate, named PICC-NATE®.  The PICC-Nate product line was designed with the input of experienced neonatal nurse practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling.  The soft, strong silicone PICC-Nate comes in two diameter sizes and two hub configurations.  In early 2003, UTMD added a Tecoflex polyurethane version that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion.  In 2006, UTMD developed a unique enteral feeding-only extension set that addresses important safety risks in the NICU – inadvertent connections with IV lines and inadvertent disconnections of components of the system spanning the dispensing container through the infusion catheter.  Nutri-Lok®, patent pending, was launched to the market in January 2007.  In October 2007, UTMD added dispensing syringes with interlocking connectors to its Nutri-Cath/Lok family of devices.  In 2008, UTMD further expanded the Nutri-Lok system with specialty extension sets for GI tubes and for continuous feeding connection to a fluid pump.

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

In 2009, UTMD will continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most developmentally-friendly NICU specialty products in the medical device industry.  In addition to products already offered and being developed internally, UTMD will look to continue to expand sales through international distribution arrangements, and through selective complementary product acquisitions.

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

As a result of the 2007 American Society for Colposcopy and Cervical Pathology (ASCCP) revised guidelines for the treatment of CIN, which advised greater monitoring of lower grade lesions in lieu of surgical treatment, UTMD has observed approximately a 10% decline in use of LETZ electrodes from a consistent gynecology customer base.  The effect of the new guidelines now seems to have stabilized.

FINESSE® Generator; Specialty Loop, Ball, and Needle Electrodes; FILTRESSE® Evacuator; Other Specialty Electrodes; Other Supplies and Gynecologic Tools.
UTMD has FDA clearance to market its electrosurgical system and tools for use in general surgery applications, including dermatology, plastic surgery and otolaryngology.  In 2002, UTMD introduced a product line of ultra-fine tipped microdissection needles, called OptiMicro™ Needles.  These electrosurgical needles are particularly useful in small-scale plastic and reconstructive surgery applications.  FILTRESSE is a stand-alone surgical smoke filtration system that combines high filtration efficiency, low cost and convenient use in a surgical office setting. Other electrosurgery tools and accessories include disposable electrosurgical pens, dispersive pads, footswitches, filter packs, speculums, retractors, forceps, tenacula and hooks.  UTMD acquired the distribution rights to a unique reusable four-way expander system which facilitates access to, and visualization of, the cervix, eliminating the need for less effective specula and lateral retractors.  In 2007, UTMD developed OptiSpec®, patent-pending, an ultra-bright light for cervical visualization without physician distraction during exams, pap smears and other vaginal procedures requiring direct cervical visualization without the use of a colposcope.

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

TVUS/HSG-Cath™
In order to further assess persistent abnormal or dysfunctional uterine bleeding and other suspected abnormalities of the uterus, or as a next step after endometrial tissue sampling with an EndoCurette, gynecologists are increasingly utilizing transvaginal ultrasound imaging of the uterus.  UTMD’s TVUS/HSG-Cath was designed to provide effective cervical occlusion that allows distention of the uterus to differentiate anterior and posterior endometrium, among other irregularities, together with minimal visual obstruction of the uterus near the internal os.  In addition, the TVUS/HSG-Cath may be used in hysterosalpingography radiographic procedures to assess the patency of fallopian tubes.  A patent has been filed on the design of the TVUS/HSG-Cath, which was released for marketing in October 2007.

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

The Company believes that the DELTRAN DPT which it designed over twenty years ago (original patents have expired), and currently manufactures, remains the standard in terms of accuracy, reliability and ease of use.  UTMD has an automated assembly line which allows the Company to effectively compete with larger suppliers on the basis of consistent quality and low manufacturing costs.  Introduced in 1998, the DELTRAN PLUS provides a closed system for blood sampling, without the use of needles, reducing the risk of an unwanted infection for both the patient and the practitioner.

Pressure Monitoring Accessories, Components and Other Molded Parts.
Components included in blood pressure monitoring kit configurations include flush devices, stopcocks, fluid administration sets, caps, pressure tubing, interface cables and organizers.  The Company sells similar components designed for other medical device company applications which incorporate UTMD’s technologies and designs.  DELTA-CAL™ is a calibration device used to check proper functioning of an arterial pressure system.  In addition, UTMD sells plastic molded parts on a subcontract basis to a number of medical and non-medical device companies.  In addition, partly as a result of its excellent quality system and ISO13485 certification, UTMD performs subcontract assembly, testing and packaging of components that are proprietary to other medical device firms.  UTMD believes that this practice helps better utilize its investment in fixed plant and equipment, and spreads overhead costs resulting in better profit margins on finished device sales.

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

DISTRIBUTION

An important success factor in the current healthcare industry is access to customers.  Although the U.S. hospital supplier environment has been consolidating as a result of group purchasing organizations (GPOs), or their equivalent, establishing long term contracts with large medical device suppliers with diverse product lines in recent years, the financial relationships and true benefits for hospitals has come under increased scrutiny, both by hospitals’ managements themselves and by the government.  As a potential positive factor to UTMD’s future performance, the increased scrutiny may lead to an understanding consistent with UTMD’s belief that hospitals are not currently saving money under the GPO contracts.  In addition, the longer term overall cost of care will continue to increase, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace.

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

In the United States, UTMD sells its products through its own directly employed sales force and through selective independent manufacturer representatives.  The direct representatives concentrate on applications for UTMD products where customer training and support are important.  As of February 2009, the direct sales force is comprised both of “outside” representatives operating remotely in specific geographic areas, and “inside” representatives who operate primarily by telephone from corporate offices.  Direct representatives are trained to understand the medical procedures being performed within UTMD’s clinical focus.  Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems.  In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs.

When hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors currently comprise about 10% of total domestic sales.  In contrast, twelve years ago, national distributors and independent stocking distributors in the U.S. represented more than 65% of UTMD’s direct domestic Ob/Gyn and Neonatal products business.

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

UTMD’s current product development projects are in three areas of focus: 1) labor & delivery, 2) neonatal intensive care, and 3) specialized procedures for the assessment and treatment of cervical/uterine disease.  Internal product development expenses are expected to be in the range of 1-2% of sales in 2009.  In 2008, 2007 and 2006 respectively, new product development expenses were $359 (1.3% of sales), $382 (1.3% of sales) and $316 (1.1% of sales).

EMPLOYEES

At December 31, 2008, the Company had 186 employees, and an additional six contract employees.  The contract employees represent UTMD’s desire to provide handicapped persons additional work opportunities, hired through the Utah state-supported Work Activity Center.  The average tenure of UTMD’s employees is about eleven years, which conveys an important benefit due to the level of training required to produce consistently high quality medical devices.  The Company's continued success will depend to a large extent upon its ability to retain skilled employees.  No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which reliable, creative and high achieving people wish to work.

None of the Company's officers or directors is bound by restrictive covenants from prior employers that limit their ability to contribute to UTMD’s programs.  All professional employees sign a code of conduct and a confidentiality and non-compete agreement as a condition of employment, and as consideration for receipt of stock option awards and participation in the annual sales and management bonus program.  All employees participate in contemporaneous performance-based bonus programs.  None of the Company's employees is represented by labor unions or other collective bargaining groups.

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company owns or exclusively licenses twenty-five unexpired patents, has three patents pending and is the licensee of certain other technology.  There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns a number of trademarks which have achieved brand recognition.

The ability of the Company to achieve commercial success depends in part on the protection afforded by its patents and trademarks.  However, UTMD believes that the protections afforded by patents and trademarks are less important  to  UTMD’s business, taken as a whole,  than a medical device’s incremental clinical utility, which may be dominated by a number of other factors including relative cost, ease of use, ease of training/adoption, perceived clinical value of different design features, risk of use in applicable procedures, the reliability of achieving a desired outcome in the hands of different users and market access to potential users.  In cases where competitors introduce products that may infringe on UTMD’s technology, the Company has an obligation to its shareholders to defend its intangible property to the extent that it can afford to do so, and that it is material to the Company’s success.  The Company must also defend itself when competitors allege that UTMD may be infringing their technology.

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2008, ongoing royalties included in cost of goods sold were $2.  Other royalties have been previously paid as a lump sum, or are incorporated into the price of acquisitions, or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  UTMD’s future financial performance may also depend on the marketing ability of other companies that license UTMD’s technology.  During 2008 the Company received $450 in royalty income, the same as in 2007 and 2006. The patents have now expired under which the $450 annual royalty income of the last three years was received.

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

In 1994, UTMD received certification of its quality system under the ISO9001/EN46001 standards (“ISO” stands for “International Organization of Standardization”) which it maintained until December 2003.  In October 2003, UTMD’s Utah facility was certified under the more stringent ISO13485 standard for medical devices. UTMD’s Ireland facility was certified under the concomitant ISO13488 standard.  In July 2006, both facility ISO certifications were upgraded to the even more stringent ISO13485:2003 standards, which continue to be maintained.  UTMD remains on a continuous periodic audit schedule by its independent notified body in order to stay current with international regulatory standards, and retain its certification. The most recent audit was conducted in December 2008. UTMD has received formal product certifications allowing the use of the CE Mark (demonstrates proof of compliance with the European Community’s ISO standards) for essentially all of its products.  The U.S. FDA QSR was developed in harmony with the ISO standards.

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

EXPORTS

UTMD continues to regard the international marketplace as an important element of its growth strategy.   UTMD is keenly aware that not only are international markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used.  In 1996 UTMD completed construction of a manufacturing facility in Athlone, County Westmeath, Ireland.  The facility offers a number of advantages: 1) from a marketing point of view, better response to European Union customers, including a better understanding of customized needs, less costly distribution and duty-free access to 500 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity for existing U.S. facilities.

Revenues from customers outside the U.S. in 2008 were $8,668 (31% of total sales), compared to $8,576 (30% of total sales) in 2007 and $7,390 (26% of total sales) in 2006.  After growing annually by 16% in each of the two prior years of 2007 and 2006, international sales in 2008 were up only 1%.  This was due primarily to a stronger U.S. Dollar, as well as a general slowing of economic activity, in the 2H08.  UTMD expects the slowing of international distributor orders that was experienced in 2H08 will continue into 2009.  In early 2009, UTMD learned that its largest international customer located in Germany and third largest international customer located in South Africa, combined representing $2,327 (27%) of 2008 international sales, would not be purchasing UTMD products at least for the first quarter of 2009.

Blood pressure monitoring products represented 58% of international sales in 2008, 2007 and in 2006.  International Ob/Gyn and neonatal product sales were $3,612 in 2008, compared to $3,586 in 2007 and $3,109 in 2006.  For financial information by geographic area, please see notes 1, 5 and 10 to the Consolidated Financial Statements.

BACKLOG

“Backlog” is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD’s business requires fast response to customer orders.  Virtually all direct shipments to end users are accomplished within a few days of receipt of customer purchase orders.  Consequently, UTMD’s backlog at any point in time is comprised mainly of orders from OEM and international customers, which purchase in larger quantities at less frequent intervals.  Backlog shippable in less than 90 days was  $685 as of January 1, 2009, $823 as of January 1, 2008 and $906 as of January 1, 2007.  The lower backlog at the beginning of 2009 reflects the international slowdown described above.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device business because devices are frequently used in inherently risky situations to help physicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit against a company where an individual plaintiff suffers a physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists.  However, no such damages have been awarded against UTMD in its 30 year history.

UTMD is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its defense should any lawsuits be filed.  The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.  Over the time span of the last sixteen years, UTMD has been named as a defendant, along with each attending physician and hospital, in four lawsuits which involved a patient injury.  All four were related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used by the surgeon.  The VADS products in all four cases did conform to specifications.  UTMD was ultimately dismissed as a defendant in the lawsuits, and legal costs were not material to performance.  During the same sixteen year period of time, in which more than 18 million UTMD finished devices were used, no other UTMD product was the subject of a patient injury which resulted in a lawsuit.

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

Negative factors that may adversely impact future performance include managed care reforms or hospital group buying agreements that may limit physicians’ ability to choose certain products or procedures, new products introduced by other companies that displace UTMD’s products, new product regulatory approval delays, changes in the Company’s relationships with, or lack of performance of, its distribution partners, and loss of key personnel.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
UTMD's common stock trades on the NASDAQ Global Market (symbol:UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2008		2007
	High	Low	High	Low
1st Quarter	$32.35	$27.13	$34.88	$31.24
2nd Quarter	30.05	26.80	34.59	29.30
3rd Quarter	30.01	24.96	32.84	29.50
4th Quarter	29.77	20.04	31.99	29.27

Stockholders.
The approximate number of beneficial stockholders of UTMD’s common stock as of March 6, 2009 was 2,300.

Dividends.
The following sets forth cash dividends declared or paid during the past two years:

Record Date	Payable Date	Per Share Amount
December 14, 2006	January 4, 2007	0.21
March 15, 2007	April 4, 2007	0.22
June 15, 2007	July 5, 2007	0.22
September 14, 2007	October 3, 2007	0.22
December 14, 2007	January 3, 2008	0.225
March 14, 2008	April 3, 2008	0.225
June 16. 2008	July 3, 2008	0.225
September 15, 2008	October 3, 2008	0.225
December 16, 2008	December 30, 2008	0.23

2007 total paid		$0.87

2008 total paid		$1.13

Issuer Purchases of Equity Securities.
The following table details purchases by UTMD of its own securities during fourth quarter 2008.

Period	Total Number of Shares purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
10/01/08 – 10/31/08	27,171	$ 26.38	27,171	see (1) below
11/01/08 - 11/30/08	118,623	23.79	118,623
12/01/08 - 12/31/08	108,305	21.65	108,305
Total	254,099	$ 23.15	254,099

(1)  In fourth quarter 2008 UTMD repurchased an aggregate of 254,100 shares of its common stock at an average cost of $23.15 per share pursuant to a continued open market repurchase program instituted in August 1992.  Since 1993 through 2008, the Company has repurchased 6,714,100 shares at an average cost of $12.44 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2,775,700 shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.5 million of its shares at an average price of $11.66 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.6 million option shares at an average price of $9.02 per share.  All options were awarded at the market value of the stock on the date of the award.

The frequency of UTMD’s continuing open market share repurchases will depend on the availability of sellers and the price of the stock.  The board of directors has not established an expiration date or a maximum dollar or share limit for UTMD’s continuing long term program of open market share repurchases.

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

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2008, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report.  The selected consolidated financial data should be read in conjunction with UTMD’s Consolidated Financial Statements and the notes included elsewhere in this report.

	Year Ended December 31
	2008	2007	2006	2005	2004
Net Sales	$27,782	$28,502	$28,753	$27,692	$26,485
Net Income	7,205	7,905	8,168	7,547	10,220
Earnings Per Common Share (Diluted)	1.86	1.98	2.02	1.80	2.19
Total Assets	38,821	45,986	44,187	41,642	41,262
Working Capital	21,511	26,767	25,030	22,230	20,194
Long-term Debt	1,828	3,689	4,383	4,883	-
Cash Dividends Per Common Share	1.13	0.87	0.74	0.61	0.30

	Quarterly Data for 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$6,890	$7,115	$7,181	$6,596
Gross Profit	3,750	3,921	3,937	3,410
Net Income	1,891	1,917	1,820	1,577
Earnings Per Common Share (Diluted)	.48	.49	.47	.42

	Quarterly Data for 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$7,118	$7,211	$7,097	$7,076
Gross Profit	3,937	4,005	3,973	3,873
Net Income	1,944	1,985	2,021	1,955
Earnings Per Common Share (Diluted)	.48	.50	.51	.49

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollar amounts are in thousands except per-share amounts and where noted.

The following comments should be read in conjunction with the accompanying financial statements.

Productivity of Assets and Working Capital.
a)  Assets.  Year-end 2008 total assets were $38,821 compared to $45,986 in 2007. The decrease was due primarily to a $6,347 decrease in cash and investments.  In 2008, UTMD used its cash to repurchase 320,900 of its shares for $7,792 and pay $4,329 in dividends to shareholders  As a result, the 2008 productivity of total assets (= average total asset turns; total sales divided by average total assets for the year) was about 4% higher than in 2007.  In both years productivity was diluted by UTMD’s substantial cash-equivalent balances. Year-end 2008 and 2007 cash and investment balances were $16,025 and $22,372, representing 42% and 49% of total assets, respectively.  UTMD also used its cash generated in Ireland in 2008 to reduce the principle on the Ireland loan by $2,020. Excluding average cash and investment balances, average total asset turns were 1.2 in both 2008 and 2007.  In 2009, total assets excluding cash and investment balances will continue to be substantially less than annual sales, which benefits return on average shareholders equity (ROE).  Other asset changes which aided the decline in total assets included a $479 decrease in the net book value of property and equipment due to depreciation, and a $388 decrease in receivables due to lower sales and better A/R collections performance.

Property, plant and equipment (PP&E) assets are comprised of Utah, Oregon and Ireland manufacturing molds, production tooling and equipment, test equipment, computer/communications equipment and software, and the Utah and Ireland facilities.  UTMD leases the Oregon facility as a result of the 1997 CMI acquisition, and a portion of its Midvale, Utah parking lot.  In 2008, net consolidated PP&E (depreciated book value of all fixed assets) decreased $479 as a result of $544 in depreciation, capital expenditures of $274 and the effect of currency exchange rates on equipment in Ireland.  The net book value of PP&E in the U.S. decreased $168, and in Ireland decreased $311.  The year-end 2008 net book value (after accumulated depreciation) of consolidated PP&E was 32% of actual acquisition cost.  Since UTMD’s PP&E is in good working order and capable of supporting increased sales activity, the continued productivity of fixed assets will remain a source of future profitability.  In 2009, depreciation of fixed assets should again equal or exceed new PP&E purchases required to sustain current operations.

Average 2008 inventory turns were 4.0 despite lower sales, and continued to meet management’s objective.  Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances decreased $360 or about 10% while 2008 sales activity decreased 3%.  The resulting average days in A/R on December 31, 2008 of 46 days, based on 4Q 2008 shipments, improved from 47 days at the end of 2007. This performance remained well within management’s continuing objective of 55 days.  A/R over 90 days from invoice date at year-end 2008 were 3% of total A/R, down significantly from 10% at the end of 2007.  The Company believes the older A/R will be collected or are within its reserve balances for uncollectible accounts.

Working capital at year-end 2008 was $21,511 compared to $26,767 at year-end 2007.  Both of those amounts exceed UTMD’s working capital needs for internally financing growth in normal operations. UTMD’s current ratio (current assets divided current liabilities) increased to 13.2 from 9.5 due to a $1,397 (44%) decline in the denominator.  Accrued liabilities, a subset of current liabilities (C/L), declined $1,263 because of lower accrued management bonuses and the fact that in 2008 the 4Q08 shareholder dividend was paid at the end of December instead of early January, as in prior years.  The current portion of the Ireland note, which is also included in C/L, declined by $158.  UTMD expects to be able to maintain a very healthy current ratio in 2009.

Net (after accumulated amortization) intangible assets, which are comprised of goodwill resulting from acquisitions and the costs of obtaining patents and other intellectual property including technology rights, were $7,414 at the end of 2008 compared to $7,449 at the end of 2007. UTMD’s goodwill balance is $7,191. Under current GAAP, goodwill is not expensed unless and until the market value of the acquired entity becomes impaired. The three acquisitions of 1997, 1998 and 2004 continue to be viable parts of UTMD’s overall business, representing 35% of total sales in 2008. UTMD does not expect the current intangible value of goodwill associated with the acquisitions to become impaired in 2009.  Purchases of other intangibles of $13 in 2008 were offset by $47 in amortization expense. Net intangible assets at the end of 2008 represented 19% of total assets compared to 16% at the end of 2007.

b) Liabilities.  In 2008, UTMD’s total liabilities decreased $3,181 from the end of 2007.  The resulting 2008-ending total debt ratio was 10% of total assets, down from a total debt ratio of 16% at the end of 2007. Current liabilities declined primarily because of the decrease in accrued expenses and the current portion of the Ireland loan, as noted above.  The Ireland note payable as a whole, denominated in Euros, declined $2,019 in USD book value compared to actual principal payments of $1,917.  The difference results from currency exchange in the value of the USD compared to the Euro. In thousand Euro, the note declined 47% from €2,791 at the beginning of 2008 to €1,485 at the end of 2008.  As a reminder to shareholders, the note was initiated in December 2005 to finance repatriation of profits achieved in Ireland since 1996 through 2005 under The American Jobs Creation Act of 2004.  UTMD Ltd. plans to repay this note from profits generated in Ireland over the next two to three years.  In addition to liabilities on the balance sheet, UTMD has operating lease and purchase obligations described in note 7.

Results of Operations.
a) Revenues.  Global consolidated sales in 2008 were $27,782, compared to $28,502 in 2007 and $28,753 in 2006.

Domestic sales were $19,113 in 2008, compared to $19,926 in 2007 and $21,363 in 2006. UTMD divides its domestic sales into two distribution channels: “direct sales” which are sales to end user customers by UTMD’s direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and “OEM sales” which are component sales to other companies where products are packaged and resold as part of another company’s finished product offerings.  As a percentage of total domestic sales, direct domestic sales were 92% in 2008, and 94% in both 2007 and 2006.  Therefore, domestic OEM sales were 8% of total domestic sales in 2008, and 6% of sales in both 2007 and 2006.  Domestic direct sales represented 63% of global consolidated sales in 2008, compared to 66% in 2007 and 70% in 2006.

International (foreign) sales in 2008 were $8,668 compared to $8,576 in 2007 and $7,390 in 2006.  International sales grew to 31% of global consolidated sales in 2008, compared to 30% in 2007 and 26% in 2006.  Of the 2008 international sales, 55% were to customers in Europe compared to 55% in 2007 and 53% in 2006.  Ireland operations (UTMD Ltd.) shipped 46% of international sales (in USD terms) in 2008, compared to 51% in 2007 and 52% in 2006.  UTMD Ltd. trade shipments were down 17% in Euro terms, and down 10% in USD terms, in 2008 compared to 2007.

UTMD groups its sales into four general product categories:  1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician and patient safety;  2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease including LETZ, endometrial sampling, transvaginal uterine sonography, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools;  3) neonatal critical care, comprised of devices that provide developmentally-friendly care to the most critically ill babies, including providing vascular access, enteral feeding, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized components as well as molded parts sold on an OEM basis to other companies.  In these four categories, UTMD’s primary revenue contributors enjoy a significant market share and may have differentiated product features protected by patents.

Global revenues by product category:
	2008	%	2007	%	2006	%
Obstetrics	$7,054	25	$8,473	30	$9,371	33
Gynecology/ Electrosurgery/ Urology	6,157	22	6,143	21	6,106	21
Neonatal	7,334	27	7,062	25	7,073	25
Blood Pressure Monitoring and Accessories*	7,236	26	6,824	24	6,203	21
Total:	$27,782	100	$28,502	100	$28,753	100
*includes molded components sold to OEM customers.

International revenues by product category:
	2008	%	2007	%	2006	%
Obstetrics	$572	7	$881	10	$764	10
Gynecology/ Electrosurgery/ Urology	2,193	25	1,944	23	1,820	25
Neonatal	847	10	761	9	525	7
Blood Pressure Monitoring and Accessories*	5,056	58	4,990	58	4,281	58
Total:	$8,668	100	$8,576	100	$7,390	100
*includes molded components sold to OEM customers.

As a summary explanation of revenues in the above tables,

1.  Obstetrics.  The $1,419 decline in total obstetrics (L&D) device sales in 2008 was primarily the result of the restrictive effects of U.S. GPO administrative agreements.  For example, GPO restrictions included a sole source contract consummated by HealthTrust Purchasing Group (HPG) with a UTMD competitor for IUPCs and VADS which took effect on September 1, 2007.  These specialty catheters and surgical tools are clearly in the category of “clinician preference products.”  The HPG sole source agreement violates the mandate by the U.S. Senate Judiciary Antitrust Subcommittee in April 2002 that GPOs only allow multi-source contracting for clinician-preference products, as well as the ensuing “Healthcare Group Purchasing Industry Initiative” code of ethics, of which HPG was a founding member. It also represented a violation of HPG’s own code of ethics, which states in Section HPG.008, “No GPO should come between hospital administration and their physicians when it comes to the choice of medical devices needed to treat the patient.  To this end, HealthTrust offers a complete line of contracts in these areas [clinician-preference products] that provides substantial choice to our members and their physicians.”  In the U.S., 2008 sales of Intran Plus intrauterine pressure catheters (IUPCs) declined $1,016 and sales of CMI vacuum-assisted delivery systems (VADS) declined $112. About 10% of the IUPC decline resulted from lower prices.  The silver lining of this decline is that the Company’s reliance on a single product is much less concentrated; i.e., in 2008, U.S. IUPC sales were 17% of total sales compared to 2004 when U.S. IUPC sales were 31% of total sales.  The $1,129 decline in U.S. IUPC and VADS sales but only $720 decline in total sales indicates that UTMD’s sales of its other devices and its international business are expanding.

2.  International gynecology/ electrosurgery/ urology (ES/gyn) product sales increased $248 (13%), while U.S. ES/gyn sales declined $235 (6%).  As a result of the 2007 American Society for Colposcopy and Cervical Pathology (ASCCP) revised guidelines for the treatment of CIN, which advised greater monitoring of lower grade lesions in lieu of surgical treatment, UTMD observed approximately a 10% decline in use of LETZ electrodes from a consistent gynecology customer base.  The effect of the new guidelines now seems to have stabilized.

3.  Neonatal critical care device (NICU) sales increased $186 (3%) in the U.S. and $86 (11%) internationally.  In the U.S., because products in this category are sold to hospitals, sales are affected by GPO restrictions.  However, because NICU devices are more diverse and lower volume than in L&D, and because of the special nature of the patients, UTMD believes that clinicians remain more heavily involved in product selection.  Therefore, U.S. GPO administrative deals are less of a challenge in supplying specialty NICU devices than for L&D.   UTMD expects that NICU devices will lead its sales growth in 2009.

4.  Blood pressure monitoring and accessories (BPM).   U.S. BPM sales increased $347 (19%), while international BPM sales increased $66 (1%). Virtually all of UTMD’s domestic OEM sales were included in the BPM category in 2008.  Domestic OEM sales increased $274 (22%) compared to 2007.  The category includes molded components (some of which are not related to medical devices) sold to other companies for use in their products.  In contrast to the other product categories, international sales of BPM devices comprise most (70% in 2008 and 73% in 2007) of UTMD’s BPM sales.  UTMD’s BPM sales depend heavily on successful marketing by international distributors and OEMs.  Due to a stronger US Dollar and a general economic downturn, UTMD experienced substantial slowing of international distributor orders for BPM products in 2H08, and expects that it will continue into 2009.  In early 2009, UTMD learned that its largest international customer located in Germany and third largest international customer located in South Africa, combined representing $2,327 (27%) of 2008 international sales, would not be purchasing UTMD products at least for the first quarter of 2009.

Looking forward to 2009, UTMD’s improvement in domestic direct sales depends on its ability to obtain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are making the product decisions through the use of GPOs contracts awarded on bases which may not adequately take into consideration the total cost of patient care, which includes complication rates and longer term health outcomes.  An important factor in UTMD’s ability to compete in this administratively cumbersome environment is its continuing ability to develop devices that are clearly differentiated on the basis of patient safety and better health outcomes.  Despite the apparent weakness in international sales entering the year, and excluding the possibility of acquisition of a new product line with established sales, management projects overall revenues in 2009 about the same as in 2008.  This assumes continued increases in domestic NICU and ES/Gyn sales of about 5% and resumption of international customer purchases in 2Q 09.

b)  Gross Profit.  UTMD’s 2008 gross profit, the surplus after subtracting costs of manufacturing, inspecting, packaging, sterilizing and shipping products (CGS) from net revenues, was $15,018 compared to $15,788 in 2007 and $16,147 in 2006.  Gross profit margins (GPMs), gross profits expressed as a percentage of net sales, were 54.1% in 2008 compared to 55.4% in 2007 and 56.2% in 2006. The GPM in 2008 was lower for several reasons:
1) Because many of UTMD’s manufacturing overhead expenses are fixed in order to preserve capabilities, the lower consolidated sales activity in 2008 had a higher overhead content.  UTMD retains facilities and other manufacturing infrastructure well in excess of its current needs, which will help GPM when sales expand.
2) Because of competition and a number of long term fixed pricing agreements, UTMD had a limited ability to increase product prices in 2008, at the same time direct labor and direct materials costs were increasing fairly substantially.
3)  In 2008, UTMD reduced domestic prices of its IUPCs by 3%. This represented 11% of the obstetrics sales decline and 20% of the decline in total gross profits.  Management doesn’t expect any significant price decreases in 2009.
4)  UTMD conducted an IUPC recall in 2008 due to potentially defective packaging, for which it estimates a marginal cost, after applying its warranty reserve, of about a half percentage point in total GPM.  The recall was completed successfully without any indication of a risk of patient injury, and with no interruption to the supply of IUPCs needed by hospital customers.
5)   The distribution mix helped lower the average GPM since domestic OEM and international sales increased while domestic direct sales decreased.  GPMs on domestic direct sales must be higher in order to support sales and marketing expenses that are not associated with domestic OEM and international sales.

UTMD expects 2009 GPM to again be under pressure as a result of higher direct labor, direct materials and overhead costs with about the same projected sales.

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

c) Operating Income.  Operating income is the surplus after operating expenses are subtracted from gross profits.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Combined operating expenses were $4,629 in 2008, compared to $5,032 in 2007 and $5,312 in 2006.  The lower operating expenses were primarily due to $268 lower accrued management bonuses and $74 lower GPO fees.

	2008	2007	2006
R&D expenses	$359	$382	$316
S&M expenses	1,816	2,075	2,272
G&A – a) litigation expense provision	80	127	230
G&A – b) corporate legal expenses	48	15	21
G&A – c) stock option compensation expense	120	95	140
G&A – d) management bonus accrual	148	378	380
G&A – e) outside accounting audit/tax expenses	167	134	100
G&A – f) all other expenses	1,891	1,826	1,854
G&A expenses – total	2,454	2,575	2,725
Total operating expenses	$4,629	$5,032	$5,312

Operating income in 2008 was $10,389 compared to $10,756 in 2007, and $10,835 in 2006.  UTMD’s operating profit margin (operating income divided by total sales) was 37.4% in 2008, compared to 37.7% in both 2007 and 2006.  Looking forward to 2009, UTMD expects an operating margin of about 36%, as it plans to increase expenses in all three areas of S&M, R&D and G&A with about the same volume of sales as in 2008.

i)  S&M expenses:  S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, processing orders and funding GPO fees. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.  The largest component of S&M expenses is the cost of directly employing representatives that solicit product sales and provide customer support across the U.S.  The decline in S&M expenses primarily reflects fewer direct sales representatives.  As a percent of total sales, S&M operating expenses were 6.5% in 2008, 7.3% in 2007 and 7.9% in 2006.  In 2009, UTMD intends to increase S&M expenses, but hold the ratio to total sales to about 7%.

ii)  R&D expenses:  R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing premarketing regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes.  As a percent of sales, R&D expenses were 1.3% in 2008 compared to 1.3% in 2007 and 1.1% in 2006.  UTMD will continue to opportunistically invest in R&D in order to reinvigorate its product development pipeline.  In 2009, R&D expenses should remain in the range of 1-2% of sales.

iii)  G&A expenses:  G&A expenses include the functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, risk management, protection of intellectual property, and legal costs.  Aggregate G&A expenses as a percent of sales were 8.8% in 2008, 9.0% in 2007 and 9.5% in 2006. Except for the categories of G&A expenses isolated in the table above, UTMD’s G&A expenses have remained fairly consistent over the last three years. The following lettered items refer to the same G&A subcategories in the table above:

a)	If no currently unforeseen litigation arises, UTMD expects litigation expenses in 2009 to continue to decline.
b)
The increase in 2008 corporate legal expenses was essentially due to the legal costs associated with the filing of SEC Form S-3, Registration Statement Under the Securities Act of 1933, in 3Q 2008.  In 2009, UTMD expects a return to expenses more consistent with those in 2007 and 2006.

c)
Stock option expense in 2008 was calculated using a Black-Scholes pricing model for unvested options.   Please see Note 9 to “Notes to Consolidated Financial Statements” for further explanation.  In 2009, UTMD expects option expense about the same as in 2007.

d)
The difference in 2008 management bonus compared to the two earlier years was due to the fact that UTMD’s CEO did not receive a 2008 management bonus.  Accrued bonuses in 2009 will continue to depend both on UTMD’s overall performance and each individual’s performance.

e)
UTMD’s personnel, fundamental business activities, internal control systems and financial reporting mechanisms have remained relatively unchanged over the last several years.  Nevertheless, due to the “Accountants’ Full Employment Act of 2002”, also known as “The Sarbanes-Oxley Act of 2002”, outside auditor and tax consultant costs have grown rapidly.  Still, UTMD’s costs remain below these expenses incurred by most companies.  Management expects 2009 accounting/financial controls audit costs will remain about the same as in 2008.

  d)   Non-operating Income, Non-operating Expense and EBT.  Non-operating income (NOI) includes royalties from licensing UTMD’s technology, rent from leasing underutilized property to others, income earned from investing the Company’s excess cash and gains or losses from the sale of assets, offset by non-operating expenses which include interest on the Ireland bank loan, bank service fees and excise taxes.  NOI was $388 in 2008, compared to $1,283 in 2007 and $1,582 in 2006.

1) Investment of excess cash.  Investment income (including gains and losses on sales) in 2008 was $115, compared to $1,022 in 2007 and $1,383 in 2006.  In 2008, average interest rates were substantially lower and the Company realized an investment loss of $718 due just to the failure of Washington Mutual (WM) savings and loan.  UTMD recognized capital gains and corporate dividends of $306 on other common stock investments which helped offset the loss. The WM holding represented about 3.5% of UTMD’s investment portfolio at cost.  Capital gains (or losses) and dividends from investments in common stocks were ($407) in 2008, $20 in 2007 and $593 in 2006.  The capital gains in the two earlier years allowed the loss in 2008 to be fully tax-deductible. The Company also holds investments in CitiCorp (C) and General Electric (GE) common stock which together were about $405 below their aggregate purchase price at the end of 2008.  When purchased, these holdings at cost represented less than 3% of UTMD’s total investment portfolio. Unless one or both of the companies fail, as was the case with WM, UTMD will not sell the holdings at current prices, expecting that they will recover in value, and therefore will not have an associated NOI loss which impacts earnings. Currently, 99% of UTMD’s cash investments are being held in interest bearing money market securities yielding only about 1.0%.

2) Royalties.  Annual royalties received in all three years were $450, which came from the license of patents which expired during 2008.  Presently, there are no other patents under which UTMD is receiving royalties from other parties.

3) Interest Expense.  In 2008, UTMD paid $198 in interest expense on the Ireland loan, compared to $270 in 2007 and $255 in 2006.  The interest expense results from borrowing €4.5 million ($5,336) in December 2005 to allow the repatriation of profits generated by UTMD’s Ireland subsidiary since 1996 through 2005.  Due to a lower loan balance as well as lower expected interest rates, UTMD estimates that its interest expense will be less than $80 in 2009, resulting in about $120 less interest cost in 2009 compared to 2008.

4) Other NOI.  Income received from renting underutilized warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees and excise taxes, was $21 in 2008, $80 in 2007 and $5 in 2006.  UTMD expects other NOI in 2009 will be about ($18) because of expected lack of Ireland warehouse space rent in a soft economic period of time.

UTMD expects total 2009 NOI will be approximately $200.  That estimate does not include the possibility of a failure of Citibank that would require recognition of a capital loss of approximately $494.  The estimated 2009 NOI may also be lower if UTMD utilizes its invested cash for an acquisition, unexpected litigation costs or substantial share repurchases.

Earnings before income taxes (EBT) result from adding UTMD’s non-operating income to its operating income. EBT was $10,777 in 2008, compared to $12,038 in 2007 and $12,418 in 2006.  EBT margin is EBT divided by total sales.  UTMD’s EBT margin was 38.8% in 2008, 42.2% in 2007 and 43.2% in 2006.  UTMD is targeting 2009 EBT of about $10,500, in the range of 36-37% of sales.

e)  Net Income, EPS and ROE.  Net income is EBT minus income taxes, often called the “bottom line”.  Net income was $7,205 in 2008, $7,905 in 2007 and $8,168 in 2006.   The effective consolidated corporate income tax provision rate was 33.1%, 34.3% and 34.2% respectively.  Year to year fluctuations in the tax rate may result from:  1) variations in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products and a 25% rate on rental and other types of income; 2) special U.S. tax exclusions such as the manufacturing profit deduction; 3) higher marginal tax rates for EBT above $10 million; and 4) other factors such as R&D tax credits.  Management expects the 2009 consolidated income tax provision rate to be closer to the 2007 and 2006 rates.

UTMD’s net income expressed as a percentage of sales was 25.9% in 2008, 27.7% in 2007 and 28.4% in 2006.  UTMD’s profitability has consistently ranked it in the top performance tier of all U.S. publicly-traded companies, and has been a primary driver for UTMD’s past excellent returns on shareholders’ equity (ROE).

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS were $1.858 in 2008, $1.982 in 2007 and $2.020 in 2006.  If UTMD achieves the projections above for 2009, EPS will be approximately the same as in 2008 as a result of fewer outstanding shares.

The end of 2008 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,878 (in thousands), compared to 3,989 shares in 2007 and 4,043 shares in 2006.  Dilution for “in the money” unexercised options for the year 2008 was 35 shares (in thousands), compared to 62 in 2007 and 100 in 2006.  The total number of options outstanding at year-end 2008 declined 2% from year-end 2007.  Dilution decreased in 2008 from 2007 because the average number of options outstanding decreased, and because the share price in the stock market decreased, diminishing the dilutive effect of each option.  Actual outstanding common shares as of December 31, 2008 were 3,602,761.

Return on shareholders’ equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholders’ equity during the applicable time period. ROE includes balance sheet measures as well as income statement measures.  ROE for 2008 was 10% excluding the fifth dividend payment which would normally have been paid in January 2009 (20% before dividends), compared to 12% (21% before dividends) in 2007 and 15% (24% before dividends) in 2006.  UTMD’s ROE is primarily driven by its high net profit margin, which in 2008 declined to 25.9% from 27.7% in 2007.  ROE was also reduced by a lower debt ratio as UTMD nearly cut its bank loan balance in Ireland by half and had no dividend payable at year-end 2008, but was aided by higher total asset turns. UTMD’s ROE (before dividends) has averaged 31% per year over the last 23 years.  This ratio determines how fast the Company can afford to grow without diluting shareholder interests.  For example, a 30% ROE will financially support 30% annual growth in revenues without having to issue more stock.

Looking forward, unless UTMD utilizes its cash to make an acquisition or actively repurchase shares, 2009 ROE will be lower than 2008 because the 2009 net profit margin is projected to be lower while financial leverage and asset utilization remain about the same.  Retaining a high cash balance which returns only about 1-2% dilutes overall ROE.

Liquidity and Capital Resources.
Cash Flows.
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, totaled $7,762 in 2008, compared to $7,474 in 2007 and $8,403 in 2006.  Compared to 2007, net cash provided by operating activities in 2008 was higher due to a $898 smaller decrease in gain on investments (which occurred largely because the WM capital loss was recognized in net income) and a $482 larger decrease in accounts receivable, among other changes that were generally consistent with excellent balance sheet management in the presence of lower sales activity.  Accelerating into December 2008 the payment of the cash dividend that normally would have been paid in January 2009 resulted in $836 less cash provided by operating activities in 2008.

The Company’s use of cash for investing activities was primarily as a result of purchases of liquid investments, in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  UTMD expended $2,650 in 2008 on such purchases, compared to $2,000 in 2007 and $6,600 in 2006.  In 2008, UTMD received $7,792 from selling short-term investments, compared to $2,023 in 2007 and $4,306 in 2006.  No acquisitions requiring investment of cash were made in any of the three years.

In 2008, UTMD received $224 and issued 18,369 shares of stock upon the exercise of employee stock options.  Employees exercised a total of 20,169 option shares in 2008, with 1,800 shares immediately being retired as a result of some optionees trading the shares in payment of the exercise price of the options.  The Company received a $42 tax benefit from option exercises in 2008.  UTMD repurchased 320,905 shares of stock in the open market at a cost of $7,792 during 2008.  Option exercises in 2008 were at an average price of $13.79 per share.  Share repurchases in the open market were at an average cost of $24.28 per share, including commissions and fees.  In comparison, in 2007 UTMD received $180 from issuing 27,519 shares of stock on the exercise of employee stock options, including 7,543 shares retired upon optionees trading those shares in payment of the stock option exercise price. In 2006, the Company received $627 from issuing 155,823 shares of stock on the exercise of employee and director stock options, including 168,725 shares retired upon employees and directors trading those shares in payment of the stock option exercise price and related tax withholding subject to statutory limitations. UTMD paid $2,700 in 2006 to meet tax withholding requirements on options exercised, but received a $2,450 tax benefit from those exercises.

UTMD did not borrow during 2008, 2007 or 2006.  In December 2005, UTMD’s foreign subsidiary borrowed €4.5 million ($5,336) to allow repatriation (from Ireland to the U.S.) of profits achieved since 1996, per The American Jobs Creation Act of 2004.  During 2008, the Bank of Ireland loan terms were modified to no longer require a guarantee by UTMD’s line of credit with U.S. Bank.  The U.S. Bank line of credit terminated on May 31, 2008. In 2008, UTMD made repayments of $1,917 on the Ireland note, compared to $1,239 in 2007 and $1,057 in 2006.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  Planned 2009 capital expenditures are expected to be less than $500 to keep facilities, equipment and tooling in good working order.  In addition, UTMD may use cash in 2009 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance.

In summary, management plans to utilize cash not needed to support normal operations in one or a combination of the following:  1) to make investments in new technology and/or processes;  2) to acquire a product line that will augment revenue growth and better utilize UTMD’s existing infrastructure; and/or  3) to repurchase UTMD shares in the open marketplace.

Management's Outlook.
In summary, in 2009 UTMD plans to
1)  work to retain its significant global market shares of established key specialty products,
2)  accelerate revenue growth of newer products;
3)  develop additional proprietary products helpful to clinicians through internal new product development;
4)  continue achieving excellent overall financial operating performance;
5)  look for new acquisitions to augment sales growth;  and
6)  utilize current cash balances in shareholders’ best long-term interest, including continued cash dividends and open market share repurchases.

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

UTMD will continue to focus on differentiating itself, especially from commodity-oriented competitors.  UTMD is small, but its employees are experienced and diligent in their work.  UTMD’s passion is in providing innovative clinical solutions that will help reduce health risks for women and their babies.  The Company has a fundamental focus to do an excellent job in meeting customers’ and patients’ needs, while providing shareholders with excellent returns.

Despite the decline in EPS and share price over the last two years, looking back eight years to the end of 2000, UTMD’s EPS have more than doubled and the resulting year-ending share price has almost tripled.  Combining this performance with steadily growing dividends since 2004, longer term UTMD shareholders have experienced excellent returns.  In comparison, the NASDAQ Composite, S&P 500 Index and DJIA indices declined 36%, 32% and 19%, respectively, over that same eight year time span.

 In 2008, while the year ending share price decreased 26% (largely in 4Q), UTMD increased dividends/share actually paid (not counting the dividend paid in late December 2008 that would normally have been paid in January 2009) to shareholders by 3.5% (from $.87 in 2007 to $.90 in 2008), and decreased shares outstanding at the end of the year by 7.7%.  This was accomplished in 2008 by UTMD continuing to achieve a high positive cash flow.  UTMD’s balance sheet is strong enough to be able to finance a substantial acquisition in 2009 without issuing stock, should an immediately accretive one become available.  In 2008, UTMD also filed an S-3 “shelf” registration statement that gives it speed and flexibility in obtaining additional financing should an acquisition that exceeds current cash availability become available.  In considering acquisitions, UTMD looks to acquire successful companies, products or technologies that will enhance its specialist focus, but not significantly increase its business risk and not dilute its financial performance.

Off Balance Sheet Arrangements
None

Contractual Obligations
The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2008:

Contractual Obligations and Commitments	Total	2009	2010- 2011	2012- 2013	2014 and thereafter

Long-term debt obligations	$2,399	$343	$686	$686	$685
Operating lease obligations	947	73	80	80	714
Purchase obligations	1,494	1,385	109	-	-
Total	$4,840	$1,801	$875	$766	$1,399

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

Accounting Policy Changes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This statement clarifies the accounting for uncertainty in income tax positions.  The Company or one of its subsidiaries files or has filed income tax returns in the U.S. federal jurisdiction, in various states and in Ireland.  With few exceptions, UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.  In 2005, the Internal Revenue Service examined the Company’s federal income tax returns for 2002 – 2004 and suggested one immaterial adjustment which the Company made. The Company’s income tax return for 2005 is presently being audited by the IRS.
The Company adopted the provisions of FIN 48 on January 1, 2007.  UTMD did not make any adjustment to opening retained earnings as a result of the implementation.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and any related penalties in income taxes.  During the years ended December 31, 2008, 2007 and 2006, the Company did not recognize any interest or penalties relating to income taxes.  UTMD did not have any accrual for the payment of interest or penalties at December 31, 2008, 2007 or 2006.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in Ireland denominated in the Euro, and sold products under agreements denominated in various Western European currencies.  The Euro and other currencies have been and are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate for the Euro was .7096, .6786 and .7611 per U.S. Dollar as of December 31, 2008, 2007 and 2006, respectively.  Please see note 1 in Item, 8, below under “Translation of Foreign Currencies” for more information.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The Company's independent registered public accounting firm, Jones Simkins, P.C., has audited the Company's internal control over financial reporting as of December 31, 2008, and its report is shown on the next page.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited Utah Medical Products, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Utah Medical Products, Inc., and our report dated February 27, 2009 expressed an unqualified opinion.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. Utah Medical Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Utah Medical Products, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion.

/s/ Jones Simkins, P.C.
JONES SIMKINS, P.C.
Logan, Utah
February 27, 2009

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2008 and 2007
(In thousands)
ASSETS	2008	2007
Current assets:
Cash	$97	$1,251
Investments, available-for-sale (notes 3 and 4)	15,927	21,121
Accounts and other receivables, net (note 2)	3,517	3,905
Inventories (note 2)	3,275	3,153
Prepaid expenses and other current assets	214	282
Deferred income taxes (note 8)	248	220
Total current assets	23,280	29,931

Property and equipment, net (note 5)	8,127	8,606

Goodwill	7,191	7,191

Other intangible assets - net (note 2)	223	258

Total assets	$38,821	$45,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$418	$393
Accrued expenses (note 2)	1,086	2,349
Current portion of note payable (note 6)	265	423
Total current liabilities	1,768	3,165

Note payable (note 6)	1,828	3,689
Deferred income taxes (note 8)	420	343
Total liabilities	4,016	7,197
Commitments and contingencies (notes 7 and 12)	-	-

Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000 shares authorized, issued 3,603 shares in 2008 and 3,905 shares in 2007	36	39
Accumulated other comprehensive income	(1,122)	(789)
Retained earnings	35,892	39,539
Total stockholders' equity	34,805	38,789

Total liabilities and stockholders' equity	$38,821	$45,986

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2008, 2007 and 2006
(In thousands, except per share amounts)

	2008	2007	2006
Sales, net (notes 10 and 11)	$27,782	$28,502	$28,753
Cost of goods sold	12,764	12,714	12,606
Gross profit	15,018	15,788	16,147
Operating income (expense):
Sales and marketing expense	(1,816)	(2,075)	(2,272)
Research and development expense	(359)	(382)	(316)
General and administrative expense	(2,454)	(2,575)	(2,725)
Operating income	10,389	10,756	10,835
Other income (expense):
Dividend and interest income	543	1,003	862
Capital gains and (losses) on investments	(428)	19	520
Royalty income (note 12)	450	450	450
Interest expense	(198)	(270)	(255)
Other, net	21	80	5
Income before provision for income taxes	10,777	12,038	12,418
Provison for income taxes (note 8)	3,572	4,134	4,250
Net income	$7,205	$7,905	$8,168

Earnings per common share (basic) (note 1):	$1.87	$2.01	$2.07

Earnings per common share (diluted) (note 1):	$1.86	$1.98	$2.02

Other comprehensive income:
Foreign currency translation net of taxes of $(93), $29 and $(41)	$(146)	$58	$(75)
Unrealized loss on investments net of taxes of $(60), $(100) and $(69)	(94)	(156)	(109)
Total comprehensive income	$6,965	$7,807	$7,984

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2008, 2007 and 2006
(In thousands)
	2008	2007	2006
Cash flows from operating activities:
Net income	$7,205	$7,905	$8,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	591	597	634
Gain on investments	(94)	(992)	(1,375)
Provision for (recovery of) losses on accounts receivable	(42)	(30)	29
(Gain) loss on disposal of assets	0	3	-
Deferred income taxes	(46)	93	118
Stock-based compensation expense	120	95	140
(Increase) decrease in:
Accounts receivable	365	(117)	(37)
Accrued interest and other receivables	27	64	709
Inventories	(70)	(80)	35
Prepaid expenses and other current assets	60	(11)	1
Increase (decrease) in:
Accounts payable	25	(207)	74
Accrued expenses	(380)	154	(92)
Net cash provided by operating activities	7,762	7,474	8,403

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(274)	(307)	(334)
Intangible assets	(13)	(53)	-
Purchases of investments	(2,650)	(2,000)	(6,600)
Proceeds from the sale of:
Investments	7,792	2,023	4,306
Net cash used in investing activities	4,856	(337)	(2,628)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	224	180	627
Common stock purchased and retired	(7,792)	(2,023)	(2,094)
Common stock purchased and retired - options	-	-	(2,700)
Tax benefit attributable to exercise of stock options	42	60	2,450
Repayments of note payable	(1,917)	(1,239)	(1,057)
Dividends paid	(4,329)	(3,423)	(2,902)
Net cash used in financing activities	(13,772)	(6,445)	(5,676)

Effect of exchange rate changes on cash	1	(52)	(191)

Net increase (decrease) in cash and cash equivalents	(1,153)	640	(92)

Cash at beginning of year	1,251	610	703

Cash at end of year	$97	$1,251	$610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$3,360	$3,757	$1,866
Interest	198	270	255

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2008, 2007 and 2006
(In thousands)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2005	3,856	$39	$-	$(495)	$33,314	$32,857
Shares issued upon exercise of employee stock options for cash	325	3	3,406	-	-	3,409
Shares received and retired upon exercise of stock options	(169)	(2)	(5,481)	-	-	(5,483)
Tax benefit attributable to appreciation of stock options	-	-	2,450	-	-	2,450
Stock option compensation expense	-	-	140	-	-	140
Common stock purchased and retired	(69)	(1)	(515)	-	(1,610)	(2,125)
Foreign currency translation adjustment	-	-	-	(116)	-	(116)
Unrealized holding loss from investments, available-for-sale, net of taxes	-	-	-	(109)	-	(109)
Common stock dividends	-	-	-	-	(3,076)	(3,076)
Net income	-	-	-	-	8,168	8,168
Balance at December 31, 2006	3,944	$39	$-	$(720)	$36,796	$36,115

Shares issued upon exercise of employee stock options for cash	35	0	431	-	-	431
Shares received and retired upon exercise of stock options	(8)	(0)	(251)	-	-	(252)
Tax benefit attributable to appreciation of stock options	-	-	60	-	-	60
Stock option compensation expense	-	-	95	-	-	95
Common stock purchased and retired	(66)	(1)	(335)	-	(1,688)	(2,023)
Foreign currency translation adjustment	-	-	-	87	-	87
Unrealized holding loss from investments, available-for-sale, net of taxes	-	-	-	(156)	-	(156)
Common stock dividends	-	-	-	-	(3,474)	(3,474)
Net income	-	-	-	-	7,905	7,905
Balance at December 31, 2007	3,905	$39	$-	$(789)	$39,539	$38,789

Shares issued upon exercise of employee stock options for cash	20	0	278	-	-	278
Shares received and retired upon exercise of stock options	(2)	(0)	(54)	-	-	(54)
Tax benefit attributable to appreciation of stock options	-	-	42	-	-	42
Stock option compensation expense	-	-	120	-	-	120
Common stock purchased and retired	(321)	(3)	(386)	-	(7,404)	(7,792)
Foreign currency translation adjustment	-	-	-	(239)	-	(239)
Unrealized holding loss from investments, available-for-sale, net of taxes	-	-	-	(94)	-	(94)
Common stock dividends	-	-	-	-	(3,449)	(3,449)
Net income	-	-	-	-	7,205	7,205
Balance at December 31, 2008	3,603	$36	$-	$(1,122)	$35,891	$34,805

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

Investments

The Company classifies its investments as “available for sale.”  Securities classified as “available for sale” are carried in the financial statements at fair value.  Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income.  Declines in fair value below cost that are other than temporary are included in operations.  As of December 31, 2008 the Company’s investments are in Fidelity Cash Reserves (FDRXX), General Electric (GE), Citigroup (C) and the surviving remnant of Washington Mutual (WAMUQ).

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

The Company's customer base consists of hospitals, medical product distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies.  Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2008 except under an extreme global financial crisis.

The Company maintains its cash in bank deposit accounts in addition to Fidelity Investments accounts.  The Company has not experienced any losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalent balances unless FDRXX is at risk of “breaking the buck” and the Federal Reserve does not provide support to prevent that from happening, as they currently are.

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
Building and improvements	15-40 years
Furniture, equipment and tooling	3-10 years

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, license rights and non-compete agreements are capitalized and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD’s goodwill is tested for impairment annually, in the fourth quarter of each year, using a fair value measurement test, in accordance with SFAS 142. UTMD would also perform an impairment test, between annual tests, if circumstances changed that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determined that its goodwill were impaired, a second step would be completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future (see note 2).

Loans to Related Parties

The Company has not made loans to related entities including employees, directors, shareholders, suppliers or customers, nor does it guarantee the debt of related entities, except to the extent that UTMD might extend accounts receivable terms to its customers on an interim basis.

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

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on its previous experience.  The reserve for legal costs at December 31, 2008 and 2007 was $80 and $32, respectively (see note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2008	2007	2006
Weighted average number of shares outstanding – basic	3,843	3,927	3,943
Dilutive effect of stock options	35	62	100

Weighted average number of shares outstanding, assuming dilution	3,878	3,989	4,043

Stock-Based Compensation

At December 31, 2008, the Company has stock-based employee compensation plans, which are described more fully in note 9.  The Company accounts for stock compensation under Statement of Financial Accounting Standards 123R, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In 2008, the Company recognized $120 in compensation cost compared to $95 in 2007 and $140 in 2006.

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

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2008	2007
Accounts and other receivables:
Accounts receivable	$3,403	$3,804
Income tax receivable	139	150
Accrued interest and other	9	26
Less allowance for doubtful accounts	(34)	(75)
	$3,517	$3,905

Inventories:
Finished products	$1,353	$1,245
Work-in-process	817	694
Raw materials	1,105	1,214
	$3,275	$3,153

Other intangible assets:
Patents	$1,961	$1,948
License rights	293	293
Trademarks	224	224
Non-compete agreements	175	175
	2,653	2,640
Accumulated amortization	(2,430)	(2,382)
	$223	$258

Accrued expenses:
Income taxes payable	$23	$10
Payroll and payroll taxes	765	962
Reserve for litigation costs	80	32
Dividends payable	-	880
Other	218	465
	$1,086	$2,349

Note 3 – Investments

The Company’s investments, classified as available-for-sale consist of the following:

	December 31,
	2008	2007

Investments, at cost	$16,337	$21,377
Equity securities:
-Unrealized holding gains	-	-
-Unrealized holding (losses)	(410)	(256)

Investments, at fair value	$15,927	$21,121

Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	December 31,
	2008	2007

Balance, beginning of year	$(156)	$-
Realized loss from securities included in beginning balance	186	-
Gross unrealized holding gains (losses) in equity securities	(340)	(256)
Deferred income taxes on unrealized holding loss	60	100

Balance, end of year	$(250)	$(156)

 During 2008, 2007 and 2006, UTMD had proceeds from sales of available-for-sale securities of $7,792, $2,023 and $4,306, respectively.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 4 – Fair Value Measurements

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

The following table provides financial assets carried at fair value measured as of December 31, 2008:

Fair Value Measurements Using
Description	Total Fair Value at 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Available-for-sale securities	$ 15,927	$ 15,927	$ 0	$ 0

Note 5 – Property and Equipment

Property and equipment consists of the following:
	December 31,
	2008	2007

Land	$1,105	$1,127
Buildings and improvements	9,644	9,820
Furniture, equipment and tooling	14,549	14,432
Construction-in-progress	78	119
	25,376	25,498

Accumulated depreciation and amortization	(17,249)	(16,892)

	$8,127	$8,606

Included in the Company’s consolidated balance sheet are the assets of its manufacturing facilities in Utah, Oregon and Ireland.  Property and equipment, by location, are as follows:

	December 31, 2008
	Utah	Oregon	Ireland	Total

Land	$621	$-	$484	$1,105
Building and improvements	4,502	32	5,109	9,644
Furniture, equipment and tooling	12,312	1,287	950	14,549
Construction-in-progress	78	-	-	78
Total	17,513	1,319	6,543	25,376

Accumulated depreciation	(13,819)	(1,288)	(2,142)	(17,249)

Property and equipment, net	$3,695	$31	$4,401	$8,127

	December 31, 2007
	Utah	Oregon	Ireland	Total

Land	$621	$-	$506	$1,127
Building and improvements	4,452	32	5,336	9,820
Furniture, equipment and tooling	12,169	1,264	999	14,432
Construction-in-progress	119	-	-	119
Total	17,361	1,296	6,841	25,498

Accumulated depreciation	(13,486)	(1,277)	(2,129)	(16,892)

Property and equipment, net	$3,875	$19	$4,712	$8,606

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 6 – Long-term Debt

In December 2005 the Company borrowed €4.5 million ($5,336) from the Bank of Ireland to finance repatriation of profits achieved since 1996 under The American Jobs Creation Act of 2004.  The loan term is 10-years at an interest rate of 1.10% plus the bank’s money market rate, which is a total of the bank’s cost of funds and cost of liquidity.  The balance on the note at December 31, 2008 was $2,093 (€1,485).

The following table shows estimated minimum required amortization of the note during the next five years using the December 31, 2008 interest rate of 3.95%, starting with a December 31, 2008 balance of $2,093:

				Ending
Year	Payments	Interest	Principal	Balance

2009	$343	$78	$265	$1,828
2010	343	67	275	1,552
2011	343	56	286	1,266
2012	343	45	298	968
2013	343	33	310	658
Thereafter	685	27	658	-

Total	$2,399	$306	$2,093

Note 7 – Commitments and Contingencies

Operating Leases

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991.  On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index.  The Company also leases its CMI building in Oregon under a one-year non-cancelable operating lease.  Rent expense charged to operations under these operating lease agreements was approximately $107, $107 and $107 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2008 were as follows:

Years ending December 31:	Amount

2009	$73
2010	40
2011	40
2012	40
2013	40
Thereafter	714

Total future minimum lease payments	$947

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

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 7 – Commitments and Contingencies (continued)

Warranty Reserve

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its historical experience. The following table summarizes changes to UTMD’s warranty reserve during 2008:

Beginning balance, January 1, 2008	$40
Changes in warranty reserve during 2008:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	40
Aggregate changes in reserve related to preexisting warranties	(80)
Ending balance, December 31, 2008	$0

Litigation

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  There is one such lawsuit currently pending.  The Company applies its accounting policy to accrue legal costs that can be reasonably estimated.

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

Note 8 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2008		2007
	Current	Long-term	Current	Long-term

Inventory write-downs and differences due to UNICAP	$75	$-	$89	$-
Allowance for doubtful accounts	10	-	23	-
Accrued liabilities and reserves	163	-	108	16
Other	-	(224)	-	(248)
Depreciation and amortization	-	(356)	-	(211)
Unrealized investment gains	-	160	-	100
Deferred income taxes, net	$248	$(420)	$220	$(343)

The components of income tax expense are as follows:

	Years ended December 31,
	2008	2007	2006

Current	$3,463	$3,194	$4,049
Deferred	109	220	201

Total	$3,572	$4,134	$4,250

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 8 – Income Taxes (continued)

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2008	2007	2006
Federal income tax expense at the statutory rate	$3,664	$4,093	$4,222
State income taxes	323	397	410
ETI, manufacturing deduction and tax credits	(206)	(203)	(154)
Other	(209)	(153)	(228)

Total	$3,572	$4,134	$4,250

Note 9 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 819,161 shares of common stock, of which 208,257 are outstanding as of December 31, 2008.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company.  Changes in stock options were as follows:

		Price Range
	Shares	Per Share
2008
Granted	26,100	$28.13	-	$29.41
Expired or canceled	9,919	18.00	-	31.33
Exercised	20,169	6.75	-	25.59
Total outstanding at December 31	208,257	6.50	-	31.33
Total exercisable at December 31	168,457	6.50	-	31.33

2007
Granted	23,600	$31.33	-	$31.33
Expired or canceled	4,237	18.00	-	31.33
Exercised	35,062	6.50	-	29.86
Total outstanding at December 31	212,245	6.50	-	31.33
Total exercisable at December 31	171,618	6.50	-	29.86

2006
Granted	14,600	$29.86	-	$29.86
Expired or canceled	10,729	14.60	-	29.86
Exercised	324,548	6.50	-	25.59
Total outstanding at December 31	227,944	6.50	-	29.86
Total exercisable at December 31	191,010	6.50	-	25.59

For the years ended December 31, 2008, 2007 and 2006, the Company reduced current income taxes payable and increased additional paid-in capital by $42, $60 and $2,450, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2008, the Company recognized $120 in equity compensation cost, compared to $95 in 2007 and $140 in 2006.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 9 – Options (continued)
Stock Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2008	2007	2006
Expected dividend amount per quarter	$0.2737	$0.2638	$0.2521
Expected stock price volatility	16.3%	17.9%	28.1%
Risk-free interest rate	2.92%	4.56%	5.0%
Expected life of options	5.3 years	5.6 years	5.3 years

The per share weighted average fair value of options granted during 2008, 2007 and 2006 is $2.91, $5.10 and $7.29, respectively.

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$6.50 - 15.01	32,889	1.96	$10.16	32,889	$10.16
17.71 - 24.02	53,781	5.24	21.04	52,010	21.02
25.59 - 31.33	121,587	6.54	27.39	83,558	26.37
$6.50 - 31.33	208,257	5.48	$23.03	168,457	$21.55

Note 10 – Geographic Sales Information

The Company had sales in the following geographic areas:

	United States	Europe	Other

2008	$19,114	$4,779	$3,889
2007	19,926	4,754	3,822
2006	21,363	3,888	3,502

Note 11 – Revenues by Product Category

The Company had revenues in the following product categories:

Product Category	2008	2007	2006

Obstetrics	$7,054	$8,473	$9,371
Gynecology/Electrosurgery/Urology	6,157	6,143	6,106
Neonatal	7,408	7,062	7,073
Blood Pressure Monitoring and Accessories	7,163	6,824	6,203

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 12 - Product Sale and Purchase Commitments

The Company has had license agreements for the rights to develop and market certain products or technologies owned by unrelated parties.  The confidential terms of such agreements are unique and varied, depending on many factors relating to the value and stage of development of the technology licensed.  Royalties on future product sales are a normal component of such agreements and are included in the Company’s cost of goods sold on an ongoing basis.

The Company received royalties as a result of a license agreement with an unrelated company that allowed rights to the Company’s technology through the life of the applicable patents.  At the start of 2009 there are no patents under which UTMD is receiving royalties from other parties.

Note 13 – Employee Benefit Plan

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and a contributory retirement plan for Irish employees.  The Company’s matching contribution is determined annually by the board of directors.  Company contributions were approximately $115, $107 and $103 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 14 – Fair Value Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes, except investments.  Detail on investments is provided in note 3, above.  The Company estimates that the fair value of all financial instruments at December 31, 2008 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 15 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  This statement clarifies the accounting for uncertainty in income tax positions.  The Company or one of its subsidiaries files or has filed income tax returns in the U.S. federal jurisdiction, in various states and in Ireland.  With few exceptions, UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.  In 2005, the Internal Revenue Service examined the Company’s federal income tax returns for 2002 – 2004 and suggested one immaterial adjustment which the Company made.  The Company’s income tax return for 2005 is presently being audited by the IRS.

The Company adopted the provisions of FIN 48 on January 1, 2007.  UTMD did not make any adjustment to opening retained earnings as a result of the implementation.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and any related penalties in income taxes.  During the years ended December 31, 2008, 2007 and 2006, the Company did not recognize any interest or penalties relating to income taxes.  UTMD did not have any accrual for the payment of interest or penalties at December 31, 2008, 2007 or 2006.

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

During 2008, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2008, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2008.  Jones Simkins, P.C., the independent registered public accounting firm of the Company, has audited the effectiveness of the Company's internal control over financial reporting. Management's report, and the report of Jones Simkins, P.C. appear on pages 26 and 27 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2008, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2009 annual meeting of shareholders under the captions,

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2009 annual meeting of shareholders under the captions,

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement of the registrant for the 2009 annual meeting of shareholders under the captions,

•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and

•	“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2009 annual meeting of shareholders under the captions,

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•	“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2009 annual meeting of shareholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2009 annual meeting of shareholders under the caption “Independent Public Accountants” is incorporated herein by reference.

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

3.     Exhibits.
	SEC
Exhibit #	Reference#	Title of Document	Location
1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3	3	Bylaws	Incorporated by Reference (2)
4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (3)
5	4	Designation of Rights, Privileges, and Preferences of Series “A” Preferred Stock	Incorporated by Reference (2)
6	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
7	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
8	10	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (5)
9	10	Loan Agreement, signed 6-December-2005 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (6)
10	10	Amendment to Loan Agreement, dated 12-March-2008 between Utah Medical Products Limited and Bank of Ireland	This Filing
11	10	Guarantee and Indemnity, dated 13-June-2008, by Utah Medical Products, Inc. to Bank of Ireland	This Filing
12	10	Summary of Officer and Director Compensation	This Filing
13	21	Subsidiaries of Utah Medical Products, Inc.	Incorporated by Reference (7)
14	23	Consent of Jones Simkins, P.C., Company’s independent auditors for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	This Filing
15	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
16	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

	SEC
Exhibit #	Reference #	Title of Document	Location
17	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
18	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company’s registration statement on form S-8 filed with the Commission effective February 10, 1995.

(3)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on October 1, 2004.

(4)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(5)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(6)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on December 12, 2005.

(7)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 6th day of March, 2009.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 6th day of March, 2009.

By:	/s/ James H. Beeson
James H. Beeson, Director

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell, Director

By:	/s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By:	/s/ Barbara A. Payne
Barbara A. Payne, Director

By:	/s/ Paul O. Richins
Paul O. Richins, Director