Form 10-Q
period 2009-03-31
UTAH MEDICAL PRODUCTS INC
filed 2009-05-11
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2009	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7043 South 300 West
            Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:    (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2009: 3,603,000.

UTAH MEDICAL PRODUCTS, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of
	March 31, 2009 and December 31, 2008	1

	Consolidated Condensed Statements of Income for the
	three months ended March 31, 2009 and March 31, 2008	2

	Consolidated Condensed Statements of Cash Flows for
	three months ended March 31, 2009 and March 31, 2008	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 6.	Exhibits	12

SIGNATURES		12

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2009 AND DECEMBER 31, 2008
(in thousands)
	(unaudited)	(audited)
ASSETS	MARCH 31, 2009	DECEMBER 31, 2008

Current assets:
Cash	$855	$97
Investments, available-for-sale	17,205	15,927
Accounts & other receivables - net	3,200	3,517
Inventories	3,703	3,275
Other current assets	600	463
Total current assets	25,564	23,280

Property and equipment - net	7,811	8,127

Goodwill	7,191	7,191

Other intangible assets	2,656	2,653
Other intangible assets - accumulated amortization	(2,438)	(2,430)
Other intangible assets - net	217	223

TOTAL	$40,783	$38,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$600	$418
Accrued expenses	2,636	1,086
Current portion of note payable	242	265
Total current liabilities	3,478	1,768

Note payable	1,509	1,828

Deferred income taxes	405	420
Total liabilities	5,391	4,016

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000
shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000
shares; issued - March 31, 2009, 3,608 shares and
December 31, 2008, 3,603 shares	36	36
Accumulated other comprehensive income	(1,357)	(1,122)
Retained earnings	36,713	35,892
Total stockholders' equity	35,392	34,805

TOTAL	$40,783	$38,821
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Sales, net	$6,445	$6,890

Cost of goods sold	2,945	3,139

Gross profit	3,500	3,750

Operating expense

Selling, general and administrative	952	1,118
Research & development	89	92

Total	1,041	1,210

Operating income	2,459	2,540

Other income	9	203

Income before provision for income taxes	2,468	2,743

Provision for income taxes	876	852

Net income	$1,592	$1,891

Earnings per common share (basic)	$0.44	$0.49

Earnings per common share (diluted)	$0.44	$0.48

Shares outstanding - basic	3,606	3,887

Shares outstanding - diluted	3,619	3,930

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND MARCH 31, 2008
(in thousands - unaudited)

	MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,592	$1,891
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	143	147
Gain on investments	(47)	(128)
Provision for losses on accounts receivable	(5)	(10)
Loss on disposal of assets	-	0
Deferred income taxes	-	(77)
Stock-based compensation expense	31	31
Changes in operating assets and liabilities:
Accounts receivable - trade	293	97
Accrued interest and other receivables	3	(200)
Inventories	(449)	(457)
Prepaid expenses and other current assets	(113)	(92)
Accounts payable	182	92
Accrued expenses	726	446
Total adjustments	765	(151)
Net cash provided by operating activities	2,357	1,740

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(83)	(85)
Intangible assets	(3)	(4)
Purchases of investments	(1,300)	(1,000)
Proceeds from sale of investments	-	921
Net cash used in investing activities	(1,386)	(168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	25	133
Common stock purchased and retired	-	(921)
Tax benefit attributable to exercise of stock options	3	36
Repayments of note payable	(231)	(251)
Payment of dividends	-	(880)
Net cash used in financing activities	(202)	(1,883)

Effect of exchange rate changes on cash	(11)	44

NET INCREASE (DECREASE) IN CASH	758	(267)

CASH AT BEGINNING OF PERIOD	97	1,251

CASH AT END OF PERIOD	$855	$984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$16	$66

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)     The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.   Dollar amounts are in thousands except per-share amounts and where noted.

(2)     Inventories at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
Finished goods	$1,364	$1,353
Work-in-process	935	817
Raw materials	1,404	1,105
Total	$3,703	$3,275

(3)     Stock-Based Compensation.  At March 31, 2009, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under Statement of Financial Accounting Standards 123R, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In first quarter (1Q) 2009, the Company recognized $31 in compensation cost, the same as in 1Q 2008.

(4)     Comprehensive Income.  Comprehensive income for the three months ending March 31, 2009 and 2008 was $1,432 and $1,817, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of ($117) and $46 in 2009 and 2008, respectively, and unrealized holding losses of ($43) and ($120) in 2009 and 2008, respectively.

(5)     Warranty Reserve.   The Company accrues provisions for estimated costs that are likely to be incurred for product warranties and uncollectible accounts.  The amount of the provision is adjusted, as required, to reflect historical experience.  The following table summarizes changes to UTMD’s warranty reserve during 1Q 2009:

Beginning Balance, January 1, 2009	$0
Changes in Warranty Reserve during 1Q 2009:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending Balance, March 31, 2009	$0

(6)     Investments.  As of March 31, 2009, the Company’s investments are held in Fidelity Cash Reserves (FDRXX), Citigroup (C) and General Electric (GE).  Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	1Q 2009	1Q 2008
Balance, beginning of period	$(250)	$(156)
Realized loss from securities included in beginning balance	5	-
Gross unrealized holding gains (losses), in equity securities	(75)	(197)
Deferred income taxes on unrealized holding loss	27	77
Balance, end of period	$(293)	$(276)

(7)     Fair Value Measurements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements.”   This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  UTMD adopted the requirements of SFAS 157 on January 1, 2008.

The following table provides financial assets carried at fair value measured as of March 31, 2009:

		Fair Value Measurements Using
Description	Total Fair Value at 3/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Available-for-sale securities	$17,205	$17,205	$0	$0

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General
UTMD manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2008 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Dollar amounts in the report are in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations
a)  Overview
In first quarter (1Q) 2009, UTMD’s consolidated global sales decreased 6% compared to 1Q 2008.  UTMD achieved the following profitability measures for 1Q 2009 and 1Q 2008:

	1Q 09	1Q 08
Gross Profit Margin:	54.3%	54.4%
Operating Profit Margin:	38.1%	36.9%
Net (Income) Margin:	24.7%	27.5%

1Q 2009 earnings per share (EPS) were $.440 compared to $.481 in 1Q 2008.

b)  Revenues
The Company believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment.  Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to completion of an order.  Revenue from product and service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured.  There are circumstances under which revenue may be recognized when product is not shipped, all of which meet the criteria of SAB 104: the Company provides engineering services, for example, design and production of manufacturing tooling that may be used in subsequent UTMD manufacturing of custom components for other companies.   This revenue is recognized when UTMD’s service has been completed according to a contractual agreement.
Total sales in 1Q 2009 were about 6% lower than in 1Q 2008.  Domestic sales decreased 1% while international sales, after several years of rapid growth, decreased 17%.  The primary reason for the lower sales was the loss of $478 in combined sales to UTMD’s largest and third largest international customers. Part of the change appears temporary. This portion has to do with inventory adjustments made as a result of the worldwide economic downturn. The loss of sales of custom blood pressure monitoring (BPM) kits to UTMD’s largest international customer, however, may not be temporary.  Sales of BPM kits to that customer in the full year of 2008 were about $1,700. After more than 10 years using UTMD’s BPM kits, that international OEM customer may be finally implementing its plan to bring production in-house.
Domestic sales were comprised of domestic direct sales (sales of finished devices to users or distributors) and domestic OEM sales (sales of components to other companies for use in their products), each down 1%.  Domestic direct sales of obstetric devices, the product category most affected by restrictive GPO agreements, declined $151.  On the other hand, domestic direct sales of Gesco neonatal devices increased $96.  Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize transportation and import costs.
Trade shipments from UTMD’s Ireland facility were down 22% in EURO terms, and down 33% in USD terms due to a stronger U.S. Dollar.  The loss of 1Q sales to the two largest international distributors were all in the BPM category and are all manufactured in UTMD’s Ireland facility.

The following table provides sales dollar amounts divided into general product categories for total sales and the subset of international sales:

Global revenues by product category:
	1Q 2009%		1Q 2008%
Obstetrics	$1,597	25	$1,729	25
Gynecology/ Electrosurgery/ Urology	1,586	25	1,562	23
Neonatal	1,872	29	1,760	25
Blood Pressure Monitoring and Accessories*	1,390	21	1,839	27
Total:	$6,445	100	$6,890	100
*includes molded components sold to OEM customers.

International revenues by product category:
	1Q 2009%		1Q 2008%
Obstetrics	$113	6	$94	4
Gynecology/ Electrosurgery/ Urology	586	33	567	26
Neonatal	235	13	202	9
Blood Pressure Monitoring and Accessories*	873	48	1,322	61
Total:	$1,807	100	$2,185	100
*includes molded components sold to OEM customers.

For the rest of 2009, UTMD’s sales depend on its continued ability to retain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are increasingly making the product decisions, expanded clinical acceptance of its newer specialty products, release of new products after FDA concurrence with premarketing submissions and continued viability of UTMD’s international distribution channels.  The Company’s beginning of year disclosure that it hoped to achieve 2009 sales approximately the same as in 2008 now appears overly optimistic, in the absence of an acquisition.

c)  Gross Profit
UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 54.3% in 1Q 2009, compared to 54.4% 1Q 2008.  Achieving a 1Q 2009 GPM approximately the same as in 1Q 2008 despite lower sales and thus less absorption of fixed overhead costs was primarily due to the fact that the net decline in sales came from the portion of UTMD’s business with the lowest GPMs.  Sales of devices from UTMD’s Ireland facility dropped from 48% of total international sales in 1Q 2008 to 39% of 1Q 2009 international sales in U.S. Dollar terms.  International sales, at lower average unit selling prices because other entities provide the direct sales and marketing efforts, were down 17%, while domestic sales were down just 1%.  As a result of the change in distribution mix, despite lower sales, the Company is currently targeting an overall GPM in 2009 about the same as in 2008.
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

d)  Operating Income
Operating income, or income from operations, is the surplus after operating expenses are subtracted from gross profits.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Combined operating expenses in 1Q 2009 were lower than 1Q 2008 by $169 as a result of lower sales expenses, lower legal expenses, lower accrual of projected 2009-ending management bonuses and lower G&A expenses in Ireland primarily because of a stronger US Dollar.  Option compensation expense included in G&A expenses in both 1Q 2009 and 1Q 2008 was $31.  The operating profit margin in 1Q 2009 was 38.1% compared to 36.9% in 1Q 2008.  For the remainder of 2009, UTMD expects to control operating expenses, excluding consideration for litigation expenses which are less predictable, at a level yielding an operating profit margin for the year about the same as in 2008.

S&M expenses in 1Q 2009 were $386 or 6.0% of sales compared to $449 or 6.5% of sales in 1Q 2008.  The lower S&M expenses resulted primarily from fewer U.S. direct sales representatives.  Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.
R&D expenses in 1Q 2009 were $89 or 1.4% of sales compared to $92 or 1.3% of sales in 1Q 2008.  UTMD will opportunistically invest in R&D as projects are identified that may help its product development pipeline.
G&A expenses in 1Q 2009 were $565 or 8.8% of sales compared to $669 or 9.7% of 1Q 2008 sales.  In addition to litigation costs, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act, as well as estimated stock-based compensation cost as required by SFAS 123R.

e)  Non-operating income
Non-operating income in 1Q 2009 was $9 compared to $203 in 1Q 2008.  UTMD did not receive royalty income in 1Q 2009 compared to $113 in 1Q 2008 because of applicable patent expirations. UTMD received $48 in 1Q 2009 compared to $141 in 1Q 2008 in interest, dividends and capital gains/losses income from investing cash balances.  The decline was primarily due to the fact that interest rates in the U.S. have declined substantially compared to one year ago.  In 1Q 2009, UTMD incurred $16 in interest expense compared to $66 in 1Q 2008 due to lower interest rates on its loan in Ireland, lower average loan balances and favorable foreign exchange conversion as a result of a stronger US Dollar.  The lower non-operating income was aided by a $15 IRS penalty for late filing of UTMD’s 2007 annual report for its U.S. employee health plan. This expense was also not tax deductible. Unless cash balances decline substantially as a result of significant share repurchases or alternative investment such as an acquisition, UTMD expects its quarterly non-operating income will improve during the remaining quarters of 2009, but likely end up about $100 less for the year as a whole compared to 2008.

f)   Earnings Before Income Taxes
1Q 2009 earnings before income taxes (EBT) decreased to $2,468 compared to $2,743 in 1Q 2008.  1Q 2009 EBT margin was 38.3% of sales compared to 39.8% in 1Q 2008.

g)  Net Income and Earnings per Share
UTMD’s net income decreased to $1,592 in 1Q 2009 compared to $1,891 in 1Q 2008.  Net profit margins (NPM), which are net income (after income tax provision) expressed as a percentage of sales, were 24.7% in 1Q 2009 compared to 27.5% in 1Q 2008.  The income tax provision rate in 1Q 2009 was 35.5% compared to 31.1% in 1Q 2008.  The lower tax provision rate in 2008 resulted primarily from one-time refunds on amended 2004-2006 income tax returns in Ireland.  Diluted 1Q 2009 Earnings per Share (EPS) decreased to $.440 compared to $.481 in 1Q 2008. UTMD previously targeted 2009 EPS about equal to the $1.86 achieved in 2008.  Incorporating the current view that UTMD expects lower sales in 2009, an EPS projection in the range of $1.76 - $1.80 for the year appears more likely.
1Q 2009 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,618,937 compared to 3,929,501 shares in 1Q 2008.  The Company did not repurchase any of its shares in the open market in 1Q 2009.   Exercises of employee options in 1Q 2009 added 5,112 shares (net of 544 shares swapped by an employee as payment for the option exercise cost).  Employees exercised a total of 5,656 option shares during 1Q 2009.  Options outstanding at March 31, 2009 were about 257,600 shares at an average exercise price of $23.56 per share.
Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 12,500 shares to actual weighted average shares outstanding in 1Q 2009 compared to 42,700 in 1Q 2008.  The decrease in 2009 dilution is primarily due to elimination of about 178,900 outstanding options from the dilution calculation because their exercise prices are above the average market value.  Actual outstanding common shares as of the end of 1Q 2009 were 3,607,900 compared to 3,885,400 at the end of 1Q 2008.

h)  Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity during the applicable time period.  Annualized ROE (after payment of dividends) in 1Q 2009 was 18%, compared to 10% in 1Q 2008.  The  higher ROE resulted because no dividend was paid during 1Q 2009.  The dividend that typically would have been paid in January 2009 was paid early in late December 2008.  The ROE in 1Q 2009 was also impacted by 16% lower net profits and 10% lower average equity to date in 2009.  Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance because shareholder equity is reduced by the cost of the shares repurchased.  UTMD expects  ROE for the remainder of 2009 comparable to the 10% achieved for all of 2008 as a result of lower net profits, higher dividends and lower average shareholder equity.

Liquidity and Capital Resources
i)   Cash flows
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses along with changes in working capital, totaled $2,357 in 1Q 2009 compared to $1,740 in 1Q 2008.  A $280 larger increase in accrued expenses, a $3 decrease in accrued interest and other receivables compared to a $200 increase during 1Q 2008, and a $196 larger decrease in accounts receivable were the most significant differences in the two periods.
The Company’s use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  Capital expenditures for property and equipment were $83 in 1Q 2009 compared to $85 in 1Q 2008.  This rate of investing in new property and equipment is required to keep facilities, equipment and tooling in good working condition.
In 1Q 2009, UTMD received $25 and issued 5,112 shares of stock upon the exercise of employee stock options.  Employees exercised a total of 5,656 option shares in 1Q 2009, with 544 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options.  UTMD did not repurchase any shares of stock in the open market during 1Q 2009.  Option exercises in 1Q 2009 were at an average price of $6.78 per share.  In comparison, the Company received $133 from issuing 11,451 shares of stock on the exercise of employee stock options in 1Q 2008, net of 1,800 shares retired upon employees trading those shares in payment of the stock option exercise price.  UTMD repurchased 31,343 shares of stock in the open market at a cost of $921 during 1Q 2008.
UTMD Ltd. made payments of $231 on its note payable during 1Q 2009, compared to $251 during 1Q 2008.  UTMD paid $0 in cash dividends during 1Q 2009 compared to $880 in 1Q 2008.
Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  Planned capital expenditures during the remainder of 2009 are expected to be about $350 to keep facilities, equipment and tooling in good working order.  Also, UTMD will use at least an additional $350 in cash in 2009 for a technological upgrade and a packaging capability upgrade.  In addition ,the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, an acquisition that might strategically fit UTMD’s business and be accretive to performance.

j)   Assets and Liabilities
March 31, 2009 total assets were $1,962 higher than at December 31, 2008.  The increase resulted primarily from a $2,036 increase in cash and investments and a $428 increase in inventories.  Cash and investments increased more rapidly than in past periods because there were no stock repurchases during the quarter.  Inventories increased as a result of bulk raw materials purchases to offset incrementally rising costs.  Although raw material inventory balances should decline, WIP/FG inventory balances during the remainder of 2009 will depend on the realized amount of sales as the Company intends to maintain the productivity of its current production resources without a reduction in force. UTMD’s management targets an inventory turn of 4.0.
Working capital was $22,086 at March 31, 2009, a $574 increase from 2008 year-end.  Working capital continues well in excess of UTMD’s normal operating needs.  Current liabilities increased $1,710 primarily from higher accrued expenses.  The increase resulted from the fact that in the first quarter, unlike other calendar quarters, estimated income tax payments are due after the end of the quarter and because of the early payment of the dividend at the end of 2008.  As a result of the working capital changes, UTMD’s current ratio decreased to 7.4 on March 31, 2009 from 13.2 at year-end 2008.  The current ratio was 8.2 on March 31, 2008.

Net property and equipment decreased $316 in 1Q 2009 after additions of $83 and a decrease in the dollar-denominated value of Ireland P&E and depreciation of $135.  Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $6 as a result of $9 amortization of intellectual property offset by $3 additions to intangibles.  At March 31, 2009, net intangible assets including goodwill were 18% of total assets compared to 19% at year-end 2008.
UTMD’s long term liabilities are comprised of the Ireland note payable ($1,509 on March 31, 2009) and deferred income taxes ($405 on March 31, 2009).  As of December 31, 2008, the respective long term liabilities were $1,828 and $420.  The note payable, denominated in Euros, declined $319 in USD book value despite actual principal payments of $231 because the USD increased in value against the Euro.  In Euros, the note declined 11% from €1,485 to €1,322 (both in thousands) during the quarter.   As of March 31, 2009, UTMD’s total debt ratio (total liabilities/ total assets) increased to 13% from 10% on December 31, 2008.  UTMD’s total debt ratio on March 31, 2008 was 17%.

k)    Management's Outlook.
  As outlined in its December 31, 2008 10-K report, UTMD’s plan for 2009 is to
1)  work to retain its significant global market shares of established key specialty products
2)  accelerate revenue growth of newer products;
3)  develop additional proprietary products helpful to clinicians through internal new product development;
4)  continue achieving excellent overall financial operating performance;
5)  look for new acquisitions to augment sales growth;  and
6)  utilize current cash balances in shareholders’ best long-term interest, including continued cash dividends and open market share repurchases

Despite expected lower sales primarily from two international customers, UTMD’s objective for 2009 remains the same as above.

l)    Accounting Policy Changes.
None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in other Western European currencies.  The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate was 0.7549 EURO per USD as of March 31, 2009, and 0.6336 EURO per USD as of March 31, 2008.    UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4.  Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2009, the company’s disclosure controls and procedures were effective.
 There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 1Q 2009.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/8/09	By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 5/8/09	By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer