Form 10-Q
period 2009-06-30
UTAH MEDICAL PRODUCTS INC
filed 2009-08-04
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2009	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7043 South 300 West
               Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:  (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 3, 2009: 3,608,000.

UTAH MEDICAL PRODUCTS, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of
	June 30, 2009 and December 31, 2008	1

	Consolidated Condensed Statements of Income for the
	three and six months ended June 30, 2009 and June 30, 2008	2

	Consolidated Condensed Statements of Cash Flows for
	the six months ended June 30, 2009 and June 30, 2008	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Exhibits	14

SIGNATURES		14

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2009 AND DECEMBER 31, 2008
(in thousands)
	(unaudited)	(audited)
ASSETS	JUNE 30, 2009	DECEMBER 31, 2008

Current assets:
Cash	$802	$97
Investments, available-for-sale	16,239	15,927
Accounts & other receivables - net	3,172	3,517
Inventories	4,158	3,275
Other current assets	590	463
Total current assets	24,961	23,280

Property and equipment - net	8,133	8,127

Goodwill	7,191	7,191

Other intangible assets	2,655	2,653
Other intangible assets - accumulated amortization	(2,445)	(2,430)
Other intangible assets - net	210	223

TOTAL	$40,495	$38,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$405	$418
Accrued expenses	1,703	1,086
Current portion of note payable	257	265
Total current liabilities	2,365	1,768

Note payable	1,513	1,828

Deferred income taxes	420	420
Total liabilities	4,298	4,016

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000
shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000
shares; issued - June 30, 2009, 3,606 shares and
December 31, 2008, 3,603 shares	36	36
Accumulated other comprehensive income	(1,142)	(1,122)
Retained earnings	37,303	35,892
Total stockholders' equity	36,197	34,805

TOTAL	$40,495	$38,821
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales, net	$6,305	$7,115	$12,750	$14,005

Cost of goods sold	2,970	3,194	5,915	6,334

Gross profit	3,335	3,921	6,835	7,671

Operating expense

Selling, general and administrative	1,035	1,133	1,987	2,251
Research & development	87	90	176	182

Total	1,122	1,223	2,163	2,433

Operating income	2,213	2,698	4,672	5,238

Other income	78	188	87	392

Income before provision for income taxes	2,291	2,886	4,759	5,630

Provision for income taxes	787	969	1,663	1,822

Net income	$1,504	$1,917	$3,096	$3,808

Earnings per common shares (basic)	$0.42	$0.49	$0.86	$0.98

Earnings per common share (diluted)	$0.42	$0.49	$0.86	$0.97

Shares outstanding - basic	3,603	3,876	3,605	3,881

Shares outstanding - diluted	3,614	3,913	3,617	3,921

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008
(in thousands - unaudited)
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,096	$3,808
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	287	297
Gain on investments	(120)	(248)
Provision for (recovery of) losses on accounts receivable	(2)	(24)
Deferred income taxes	-	(165)
Stock-based compensation expense	53	64
Changes in operating assets and liabilities:
Accounts receivable - trade	361	(145)
Accrued interest and other receivables	(15)	131
Inventories	(857)	(498)
Prepaid expenses and other current assets	(94)	(26)
Accounts payable	(13)	34
Accrued expenses	(211)	(147)
Total adjustments	(611)	(727)
Net cash provided by operating activities	2,485	3,081

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(265)	(123)
Intangible assets	(3)	(6)
Purchases of investments	(1,300)	(1,150)
Proceeds from sale of investments	1,016	1,351
Net cash (used in) provided by investing activities	(552)	72

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	31	147
Common stock purchased and retired	(116)	(1,351)
Tax benefit attributable to exercise of stock options	6	40
Common stock purchased and retired - options	-	-
Repayments of note payable	(326)	(1,012)
Payment of dividends	(830)	(1,754)
Net cash used in financing activities	(1,235)	(3,930)

Effect of exchange rate changes on cash	7	44

NET INCREASE (DECREASE) IN CASH	705	(733)

CASH AT BEGINNING OF PERIOD	97	1,251

CASH AT END OF PERIOD	$802	$518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,735	$1,750
Cash paid during the period for interest	29	126
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

(2)            Inventories at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Finished goods	$1,519	$1,353
Work-in-process	1,009	817
Raw materials	1,629	1,105
Total	$4,158	$3,275

(3)            Stock-Based Compensation.  At June 30, 2009, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under Statement of Financial Accounting Standards 123R, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2009 and 2008, the Company recognized $22 and $33, respectively, in stock-based compensation cost.  In the six months ended June 30, 2009 and 2008, the Company recognized $53 and $64, respectively, in stock-based compensation cost.

(4)            Comprehensive Income.  Comprehensive income for the second quarter (2Q) and first half (1H) of 2009 was $1,630 and $3,062, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of $140 and $22 in 2Q and 1H 2009, respectively, and unrealized holding losses of ($14) and ($56) in 2Q and 1H 2009, respectively.

(5)            Warranty Reserve.   The Company accrues provisions for estimated costs that may be incurred for product warranties and uncollectible accounts.  The amount of the provision is adjusted, as required, to reflect historical experience.  The following table summarizes changes to UTMD’s warranty reserve during 2Q 2009:

Beginning Balance, April 1, 2009	$0
Changes in Warranty Reserve during 2Q 2009:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending Balance, June 30, 2009	$0

(6)            Investments.  As of June 30, 2009, the Company’s investments are held in Fidelity Ginnie Mae (FGMNX), Fidelity Cash Reserves (FDRXX), Citigroup (C), Exxon Mobil (XOM) and General Electric (GE).  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	2Q 2009	2Q 2008
Balance, beginning of period	$(293)	$(276)
Realized loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	(23)	(227)
Deferred income taxes on unrealized holding loss	9	88
Balance, end of period	$(307)	$(415)

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

The following table provides financial assets carried at fair value measured as of June 30, 2009:

Fair Value Measurements Using
Description	Total Fair Value at 6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Available-for-sale securities	$ 16,239	$ 16,239	$ 0	$ 0

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General
UTMD manufactures and markets a well-established range of primarily single-use specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2008 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  A pictorial display as well as description of UTMD’s devices is available on the Company’s website www.utahmed.com.
Because of the relatively short span of time, results for any given three or six month period in comparison with a previous three or six month period may not be indicative of comparative results for the year as a whole.  Dollar amounts in the report are in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations
a)        Overview
In second quarter (2Q) 2009, UTMD’s consolidated global sales were 11% lower than in 2Q 2008.  2Q 2009 earnings per share (EPS) were $.416 compared to $.490 EPS in 2Q 2008.  UTMD achieved the following profitability measures for 2Q 2009 and 2Q 2008:
	2Q 09	2Q 08
Gross Profit Margin:	52.9%	55.1%
Operating Profit Margin:	35.1%	37.9%
Net Income Margin:	23.9%	26.9%

For first half (1H) 2009, UTMD’s total sales were down 9% compared to 1H 2008. 1H 2009 EPS were $0.856 compared to $0.971 EPS in 1H 2008.  UTMD achieved the following profitability as a ratio of sales in 1H 2009 and 1H 2008:
	1H 09	1H 08
Gross Profit Margin:	53.6%	54.8%
Operating Profit Margin:	36.6%	37.4%
Net Income Margin:	24.3%	27.2%

b)        Revenues
The Company recognizes revenue at the time of shipment as title generally passes to the customer at that time.  Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to completion of an order.  Revenue from product or service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured.  There are circumstances under which revenue may be recognized when product is not shipped, which meet the criteria of SAB 104:  the Company provides engineering services, for example, design and production of manufacturing tooling that may be used in subsequent UTMD manufacturing of custom components for other companies.  This revenue is recognized when UTMD’s service has been completed according to a fixed contractual agreement.
Total sales were 11% lower in 2Q 2009 compared to 2Q 2008.  Domestic sales were 4% lower while international sales were 27% lower.  Domestic sales of both OEM (sales of components to other companies for use in their products) and direct user (sales of finished devices to users or distributors) were both down 4%.  The primary reason for the lower international sales was the cessation of purchases of custom blood pressure monitoring kits by UTMD’s largest international customer. Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize costs.
Domestic direct sales were down primarily as a result of increased competition. UTMD’s objective is to replace sales lost due to increased competition by continued development of unique products that provide significant improvements in patient safety and effectiveness of care.
Consolidated 1H 2009 global sales were 9% lower than in 1H 2008.  First half international sales were 22% or $999 lower.  $880 of the lower international sales resulted from the cessation of purchases of custom BPM kits, manufactured in Ireland, by UTMD’s largest international customer. The rest of the decline can be explained by a stronger U.S. Dollar in 1H 2009 compared to 1H 2008.  1H 2009 trade shipments from UTMD’s Ireland facility to international customers were down 33% in US Dollar terms and 23% in EURO terms compared to 1H 2008.
For 1H 2009, domestic sales, comprised of direct sales to finished device end-users and sales of OEM components to other companies, were each down 3% compared to 1H 2008.  Domestic direct sales of obstetric devices, the product category most affected by restrictive GPO agreements, declined $347.  Domestic direct sales of Gesco neonatal devices increased $50, and domestic direct electrosurgery sales increased $29.  U.S. OEM sales by UTMD’s Oregon molding facility declined $52 (22%), while OEM sales from UTMD’s Utah facility increased $33, a 7% increase.

The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:
	2Q 2009	2Q 2008	1H 2009	1H 2008
Obstetrics	$1,616	$1,894	$3,212	$3,623
Gynecology/ Electrosurgery/ Urology	1,646	1,595	3,233	3,156
Neonatal	1,709	1,757	3,581	3,518
Blood Pressure Monitoring and Accessories*	1,334	1,869	2,724	3,708
Total:	$6,305	$7,115	$12,750	$14,005
*includes molded components sold to OEM customers.

International revenues by product category:
	2Q 2009	2Q 2008	1H 2009	1H 2008
Obstetrics	$109	$192	$222	$286
Gynecology/ Electrosurgery/ Urology	578	602	1,164	1,169
Neonatal	224	215	459	417
Blood Pressure Monitoring and Accessories*	798	1,321	1,671	2,643
Total:	$1,709	$2,330	$3,516	$4,515
*includes molded components sold to OEM customers.

For the rest of 2009, UTMD’s sales will depend on its continued ability to retain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are increasingly making the product decisions, expanded clinical acceptance of its newer specialty products, release of new products after FDA concurrence with premarketing submissions and continued development of UTMD’s international distribution channels.

c)        Gross Profit
UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 52.9% and 53.6% in 2Q and 1H 2009, respectively, compared to 55.1% and 54.8% in 2Q and 1H 2008.  As a result of the combination of lower sales and lower GPM, gross profits declined 15% in 2Q 2009 and 11% in 1H 2009, compared to the same periods in 2008. The lower GPM were due in about equal part to each of three factors:  1) lower absorption of fixed overhead, 2) higher direct materials costs, and 3) some lower selling prices in a very competitive U.S. hospital market. UTMD continues to retain facilities and other manufacturing resources in excess of its needs. After making some overhead adjustments in 2H 2009, the Company is currently targeting gross profits for the year of 2009 to be down 7-8% from 2008, in the same range as sales.
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

d)        Operating Profit
Operating Profit, or income from operations, is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses.  Operating expenses in 2Q 2009 were $101 lower than in 2Q 2008, and $270 lower in 1H 2009 than in 1H 2008.  The lower operating expenses resulted from lower sales expenses, lower legal expenses, lower accrual of projected 2009-ending management bonuses and lower G&A expenses in Ireland primarily because of a stronger US Dollar.  Please see the table below.  UTMD’s operating profit margin in 2Q 2009 was 35.1% compared to 37.9% of sales in 2Q 2008, and 36.6% in 1H 2009 compared to 37.4% of sales in 1H 2008.

Option compensation expense included in G&A expenses in 2Q 2009 was $22 compared to $33 in 2Q 2008, and $53 in 1H 2009 compared to $64 in 1H 2008.
S&M expenses in 2Q 2009 were $16 lower than in 2Q 2008, and $78 lower in 1H 2009 than in 1H 2008.  The lower S&M expenses resulted primarily from fewer U.S. direct sales representatives.  Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.
R&D expenses in 2Q 2009 were $3 lower than in 2Q 2008, and $6 lower in 1H 2009 than in 1H 2008.  UTMD expects 2009 R&D expenses will be about the same as in 2008 as a percentage of sales.  UTMD will opportunistically invest in R&D as projects are identified that may help its product development pipeline.
G&A expenses in 2Q 2009 were $82 lower than in 2Q 2008, and $186 lower in 1H 2009 than in 1H 2008.  In addition to litigation expense, G&A expenses include the cost of outside auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act, as well as estimated stock-based compensation cost as required by SFAS 123R.  UTMD expects to control operating expenses, excluding consideration for litigation expenses which are less predictable, at a level yielding an operating profit margin for the year consistent with 1H 2009.

	2Q 2009	2Q 2008	1H 2009	1H 2008
S&M Expense	$443	$459	$830	$908
R&D Expense	87	90	176	182
G&A Expense	592	674	1,157	1,343
Total Operating Expenses:	$1,122	$1,223	$2,163	$2,433

e)  Non-operating income
Non-operating income in 2Q 2009 was $78 compared to $188 in 2Q 2008, and $87 in 1H 2009 compared to $392 in 1H 2008.  UTMD did not receive royalty income in 2Q or 1H 2009 compared to $113 in 2Q and $225 in 1H 2008 because of patent expirations.  UTMD received $72 in 2Q 2009 compared to $124 in 2Q 2008 and $120 in 1H 2009 compared to $265 in 1H 2008 in interest, dividends and capital gains/losses income from investing cash balances.  The declines were primarily due to the fact that interest rates in the U.S. have declined substantially compared to one year ago.
In 2Q and 1H 2009, UTMD had interest expenses of $12 and $28, respectively, compared to $60 and $126 in 2Q and 1H 2008 due to lower interest rates on its loan in Ireland, lower average Ireland loan balances and favorable foreign exchange conversion as a result of a stronger US Dollar.  The interest expense resulted from UTMD’s Ireland facility borrowing 4,500 EURO (€) in December 2005 to allow the repatriation of profits generated by its Ireland operations between 1996 and 2005.  The loan is being paid by the Ireland subsidiary from profits generated there.  The loan balance as of June 30, 2009 was €1,253 EURO, so about 72% of the loan has been repaid by UTMD Ltd. in 3.5 years.  Management currently estimates that total 2009 non-operating income will be about $100 lower than in 2008.  The actual amount of 2009 non-operating income may be lower if UTMD utilizes current cash and investment balances for an acquisition, unexpected litigation costs or substantial share repurchases.

f)         Earnings Before Income Taxes
Earnings before income taxes (EBT) in 2Q 2009 were $2,291 compared to $2,886 in 2Q 2008.  EBT in 1H 2009 were $4,759 compared to $5,630 in 1H 2008.  EBT margins (EBT divided by sales) were 36.3% and 37.3% in 2Q and 1H 2009, respectively, compared to 40.6% and 40.2% in 2Q and 1H 2008, respectively.

g)        Net Income and Earnings per Share
UTMD’s net income was $1,504 in 2Q 2009 compared to $1,917 in 2Q 2008, and $3,096 in 1H 2009 compared to $3,808 in 1H 2008.  Net profit margins (NPM), which are net income (after income taxes) expressed as a percentage of sales, were 23.9% in 2Q 2009 compared to 26.9% in 2Q 2008, and 24.3% in 1H 2009 compared to 27.2% in 1H 2008.  The income tax provision rates in 2Q and 1H 2009 were 34.4% and 35.0% of EBT, respectively, compared to 33.6% and 32.3% in 2Q and 1H 2008.  The lower tax provision rate in 2008 resulted primarily from refunds on amended 2004-2006 income tax returns in Ireland.  UTMD expects its consolidated income tax rate for the year of 2009 will be between one and two percentage points higher than for 2008, which was 33.1% for the year.

UTMD’s net income divided by weighted average outstanding shares for the applicable reporting period, diluted for unexercised employee and director options, provides earnings per share (EPS) as follows:
	2Q 2009	2Q 2008	1H 2009	1H 2008
Earnings Per Share (EPS)	$.416	$.490	$.856	$.971
Shares (000), Diluted	3,614	3,913	3,617	3,921

The Company repurchased 5,367 of its shares in the open market in 2Q 2009 following no purchases in first quarter 2009.   Exercises of employee options added 3,868 and 8,980 shares in 2Q and 1H 2009 (net of 2,145 shares swapped in 1H by individuals in payment of the exercise price of the options) respectively.  Options outstanding at June 30, 2009 were about 249,900 shares at an average exercise price of $23.86 per share.
Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period.  The dilution calculation added 11,000 and 12,200 shares to actual weighted average shares outstanding in 2Q and 1H 2009 respectively, compared to 36,700 and 39,600 in 2Q and 1H 2008.  The decrease in dilution is due to a lower average market price of UTMD shares in addition to fewer unexercised options outstanding.  Actual outstanding common shares as of the end of 2Q 2009 were 3,606,000 compared to 3,871,000 at the end of 2Q 2008.

h)        Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Annualized ROE (after payment of dividends) for 1H 2009 was 8% compared to 10% for 1H 2008.  The lower ROE in 1H 2009 was due primarily to lower net profits.  Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance, because shareholder equity is reduced by the cost of the shares repurchased.  UTMD expects  ROE for the remainder of 2009 comparable to the 8% achieved for 1H 2009 as a result of lower net profits, higher dividends and higher average shareholder equity

Liquidity and Capital Resources
i)         Cash flows
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses along with changes in working capital totaled $2,485 in 1H 2009 compared to $3,081 in 1H 2008.  The drop is due to lower net income thus far in 2009.  Other significant differences were a $506 benefit to cash from lower accounts receivable in 1H 2009, partially offset by a $359 higher use of cash from increases in inventories.
The Company’s use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  Capital expenditures for property and equipment were $265 in 1H 2009 compared to $123 in 1H 2008.  In addition to investing in new property and equipment required to keep facilities, equipment and tooling in good working condition, UTMD has embarked on some longer term new equipment and technology projects which will more than double capital spending in 2009 compared to recent years.
In 1H 2009, UTMD received $31 and issued 8,980 shares of stock upon the exercise of employee stock options.  Option exercises in 1H 2009 were at an average price of $7.58 per share.  Employees exercised a total of 11,125 option shares in 1H 2009, with 2,145 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options.  For comparison, the Company received $147 from issuing 12,257 shares of stock on the exercise of employee stock options in 1H 2008, net of 1,800 shares retired upon employees trading those shares in payment of the stock option exercise price.  The Company repurchased 5,367 shares of its stock in the open market at a cost of $116 during 1H 2009, an average cost of $21.58 per share including commissions and fees.  For comparison, UTMD repurchased 46,586 shares of stock in the open market at a cost of $1,351 during 1H 2008.
UTMD Ltd. (Ireland subsidiary) made payments of $326 on its note payable during 1H 2009, compared to $1,012 in 1H 2008.  UTMD paid $830 in cash dividends in 1H 2009 compared to $1,754 in 1H 2008.
Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  The Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and be accretive to performance.

j)         Assets and Liabilities
June 30, 2009 total assets were $1,674 higher than at December 31, 2008.  Changes include a $1,017 increase in cash and investments, a $883 increase in inventories, a $127 increase in other current assets and a $345 decrease in accounts and other receivables.  Inventories increased substantially compared to the end of 2008 as a result of the first quarter 2009 one-time annual purchases of certain raw materials to take advantage of discounts offered by vendors for purchasing in bulk, and an increase in WIP/FG inventory resulting from keeping excess labor capacity productive during the soft demand first half.  Inventory balances during the remainder of 2009 should decline.  UTMD maintains a management target of 4.0 inventory turns.
Working capital was $22,596 at June 30, 2009, $1,084 higher than at 2008 year-end.  Working capital continues substantially in excess of UTMD’s normal operating needs.  UTMD’s current ratio was 10.6 on June 30, 2009, compared to 13.2 at year-end 2008 and 9.9 on June 30, 2008.
Net property and equipment increased $6 in 1H 2009 after purchases of $265, offset by depreciation of $271.  Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $13 as a result of amortization of intellectual property of $16 offset by additions of intangibles of $3.  At June 30, 2009, net intangible assets including goodwill were 18% of total assets, compared to 19% at year-end 2008.
UTMD’s long term liabilities are comprised of the Ireland note payable ($1,513 on June 30, 2009) and deferred income taxes ($420 on June 30, 2009).  As of December 31, 2008, the respective long term liabilities were $1,828 and $420.  The note payable, denominated in Euros, declined $315 in USD book value despite actual principal payments of $326 because the USD increased in value against the Euro.  In Euros, the note declined 16% from €1,485 to €1,253 (both in thousands) during the six month period.  As of June 30, 2009, UTMD’s total debt ratio (total liabilities/ total assets) remained about the same as on December 31, 2008.
UTMD does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses.

k)         Management's Outlook.
As outlined in its December 31, 2008 10-K report, UTMD’s plan for 2009 was to
1)     work to retain its significant global market shares of established key specialty products
2)     accelerate revenue growth of newer products;
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

Although UTMD’s management objectives for 2009 remain the same as listed above, as a result of 1H 2009 actual performance, the Company has lowered its projection for the year as a whole compared to the full year of 2008 to a decline in sales, gross profits and eps in the range of 7-8%.

l)          Accounting Policy Changes.
None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies.  The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate was 0.7075 EURO per USD as of June 30, 2009, and 0.6328 EURO per USD as of June 30, 2008.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2009, the company’s disclosure controls and procedures were effective.
There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 2Q 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
4/01/09 - 4/30/09	5,366	$ 21.58	5,366
5/01/09 - 5/31/09	1	21.60	1
6/01/09 - 6/30/09	-	-	-
Total	5,367	$ 21.58	5,367

(1)            In 2Q 2009 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992.  Since 1993 through 2Q 2009, the Company has repurchased 6.7 million shares at an average cost of $12.45 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.5 million of its shares at an average price of $11.66 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.6 million option shares at an average price of $9.01 per share.  All options were awarded at the market value of the stock on the date of the award.

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

Item 4.    Submission of Matters to a Vote of Security Holders

On May 15, 2009 at the annual meeting, shareholders of the Company approved the following matters submitted to them for consideration:
Elected Kevin L. Cornwell and Paul O. Richins as directors of the Company:
Kevin L. Cornwell	For	2,559,735
Paul O. Richins	For	2,685,878

Item 6.    Exhibits

Exhibit #	SEC Reference #	Title of Document
1	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
2	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3	32	Certification pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4	32	Certification pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/4/09	By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/4/09	By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer