Form 10-Q
period 2009-09-30
UTAH MEDICAL PRODUCTS INC
filed 2009-11-05
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2009	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7043 South 300 West
               Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:    (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2009: 3,610,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(in thousands)

	(unaudited)	(audited)
ASSETS	SEPTEMBER 30, 2009	DECEMBER 31, 2008

Current assets:
Cash	$1,214	$97
Investments, available-for-sale	17,755	15,927
Accounts & other receivables - net	3,183	3,517
Inventories	3,862	3,275
Other current assets	450	463
Total current assets	26,464	23,280

Property and equipment - net	8,317	8,127

Goodwill	7,191	7,191

Other intangible assets	2,659	2,653
Other intangible assets - accumulated amortization	(2,453)	(2,430)
Other intangible assets - net	205	223

TOTAL	$42,178	$38,821

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$382	$418
Accrued expenses	2,351	1,086
Current portion of note payable	262	265
Total current liabilities	2,995	1,768

Note payable	1,465	1,828

Deferred income taxes	429	420
Total liabilities	4,889	4,016

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - September 30, 2009, 3,610 shares and December 31, 2008, 3,603 shares	36	36
Accumulated other comprehensive income	(941)	(1,122)
Retained earnings	38,194	35,892
Total stockholders' equity	37,289	34,805

TOTAL	$42,178	$38,821

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
(in thousands, except per share amounts - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Sales, net	$6,673	$7,181	$19,424	$21,185

Cost of goods sold	3,174	3,244	9,089	9,578

Gross profit	3,500	3,937	10,335	11,608

Operating expense

Selling, general and administrative	1,018	897	3,006	3,147
Research & development	97	100	273	282

Total	1,116	997	3,279	3,429

Operating income	2,384	2,940	7,056	8,178

Other income (expense)	61	(213)	148	179

Income before provision for income taxes	2,445	2,727	7,204	8,357

Provision for income taxes	830	908	2,493	2,729

Net income	$1,615	$1,820	$4,711	$5,628

Earnings per common share (basic)	$0.45	$0.47	$1.31	$1.45

Earnings per common share (diluted)	$0.44	$0.47	$1.30	$1.44

Shares outstanding - basic	3,609	3,864	3,606	3,875

Shares outstanding - diluted	3,642	3,900	3,624	3,915

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008
(in thousands - unaudited)
	SEPTEMBER 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,711	$5,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	433	447
(Gain) loss on investments	(199)	29
Provision for (recovery of) losses on accounts receivable	6	(43)
Deferred income taxes	-	(165)
(Gain) loss on disposal of assets	-	0
Stock-based compensation expense	75	97
Changes in operating assets and liabilities:
Accounts receivable - trade	385	147
Accrued interest and other receivables	(45)	86
Inventories	(546)	(429)
Prepaid expenses and other current assets	(7)	9
Accounts payable	(37)	151
Accrued expenses	431	(35)
Total adjustments	497	292
Net cash provided by operating activities	5,207	5,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(437)	(189)
Intangible assets	(6)	(6)
Purchases of investments	(2,600)	(2,250)
Proceeds from the sale of investments	1,016	1,908
Net cash provided by (used in) investing activities	(2,028)	(536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	104	224
Common stock purchased and retired	(116)	(1,908)
Tax benefit attributable to exercise of stock options	16	51
Repayments of note payable	(428)	(1,502)
Payment of dividends	(1,658)	(2,625)
Net cash used in financing activities	(2,081)	(5,760)

Effect of exchange rate changes on cash	19	9

NET INCREASE (DECREASE) IN CASH	1,117	(367)

CASH AT BEGINNING OF PERIOD	97	1,251

CASH AT END OF PERIOD	$1,214	$883

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,305	$2,525
Cash paid during the period for interest	40	167

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

(2)      Inventories at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
Finished goods	$1,347	$1,353
Work-in-process	1,066	817
Raw materials	1,449	1,105
Total	$3,862	$3,275

(3)      Stock-Based Compensation.  At September 30, 2009 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under Statement of Financial Accounting Standards 123R, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2009 and 2008, the Company recognized $22 and $33, respectively, in stock-based compensation cost.   In the nine months ended September 30, 2009 and 2008, the Company recognized $75 and $97, respectively, in stock-based compensation cost.

(4)       Comprehensive Income.  Comprehensive income for the third quarter (3Q) and first nine months (9M) of 2009 was $1,771 and $4,832, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of $70 and $93 in 3Q and 9M 2009, respectively, and unrealized holding gains of $86 and $29 in 3Q and 9M 2009, respectively.

(5)      Warranty Reserve.   The Company accrues provisions for estimated costs that may be incurred for product warranties and uncollectible accounts.  The amount of the provision is adjusted, as required, to reflect historical experience.  The following table summarizes changes to UTMD’s warranty reserve during 3Q 2009:

Beginning Balance, July 1, 2009	$0
Changes in Warranty Reserve during 3Q 2009:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending Balance, September 30, 2009	$0

(6)      Investments.  As of September 30, 2009, the Company’s investments were held in Fidelity Cash Reserves (FDRXX), Fidelity Inst MMKT Port CL 1 (FMPXX), Citigroup (C) and General Electric (GE).  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:
	3Q 2009	3Q 2008
Balance, beginning of period	$(307)	$(415)
Realized loss from securities included in beginning balance	96	266
Gross unrealized holding gains (losses), in equity securities	45	56
Deferred income taxes on unrealized holding loss	(55)	(21)
Balance, end of period	$(221)	$(114)

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

The following table provides financial assets carried at fair value measured as of September 30, 2009:

Fair Value Measurements Using
Description	Total Fair Value at 9/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$ 17,755	$ 17,755	$ 0	$ 0

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

Analysis of Results of Operations
a)   Overview
In third quarter (3Q) 2009, UTMD’s consolidated global sales were 7% lower than in 3Q 2008.  3Q 2009 earnings per share (EPS) were $.443 compared to $.467 EPS in 3Q 2008.  UTMD achieved the following profitability as a ratio of sales in 3Q 2009 and 3Q 2008:
	3Q 09	3Q 08
Gross Profit Margin:	52.4%	54.8%
Operating Profit Margin:	35.7%	40.9%
Net Income Margin:	24.2%	25.3%

For the first nine months (9M) of 2009, UTMD’s total sales were down 8% compared to 9M 2008. 9M 2009 EPS were $1.300 compared to $1.438 EPS in 9M 2008.  UTMD achieved the following profitability as a ratio of sales in 9M 2009 and 9M 2008:
	9M 09	9M 08
Gross Profit Margin:	53.2%	54.8%
Operating Profit Margin:	36.3%	38.6%
Net Income Margin:	24.3%	26.6%
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
Total sales were 7% lower in 3Q 2009 compared to 3Q 2008. Domestic sales were 5% lower while international sales were 12% lower.  Domestic sales were comprised of domestic OEM sales (sales of components to other companies for use in their products) down 4% and domestic direct sales (sales of finished devices to users or distributors) down 5%.  The primary reason for the lower international sales was the cessation of purchases of custom blood pressure monitoring kits by UTMD’s largest international customer. Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize costs.
Total 9M 2009 global sales were $1,762 (8%) lower than in 9M 2008.  9M 2009 international sales were $1,253 (19%) lower.  UTMD’s largest international customer in 9M 2008 purchased $1,302 of custom BPM kits compared to zero in 9M 2009.  Because these kits were assembled by UTMD Ltd., trade shipments from UTMD’s Ireland facility to international customers were down 24% in US Dollar terms and 16% in EURO terms compared to 9M 2008.
For 9M 2009, domestic sales, comprised of direct sales to finished device end-users and sales of OEM components to other companies, were down 4% and 3%, respectively, compared to 9M 2008.  Domestic direct sales of obstetric devices, the product category most affected by restrictive GPO agreements, declined $498.  Domestic direct sales of neonatal devices decreased $62, and domestic direct gyn/electrosurgery sales increased $66.  Domestic direct sales of hospital products were down as a result of increased competition, lower prices and Group Purchasing Organizations (GPOs) which restrict hospital member purchase options. UTMD’s objective is to replace sales lost due to increased competition by continued development of unique products that provide significant improvements in patient safety and effectiveness of care.  U.S. OEM sales by UTMD’s Oregon molding facility declined $61 (18%), while OEM sales from UTMD’s Utah facility increased $28 (+4%).

The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:
	3Q 2009	3Q 2008	9M 2009	9M 2008
Obstetrics	$1,624	$1,771	$4,836	$5,393
Gynecology/ Electrosurgery/ Urology	1,573	1,573	4,806	4,730
Neonatal	1,902	1,942	5,483	5,457
Blood Pressure Monitoring and Accessories*	1,574	1,895	4,298	5,605
Total:	$6,673	$7,181	$19,424	$21,185
*includes molded components sold to OEM customers.

International revenues by product category:
	3Q 2009	3Q 2008	9M 2009	9M 2008
Obstetrics	$122	$116	$344	$402
Gynecology/ Electrosurgery/ Urology	535	524	1,698	1,693
Neonatal	255	211	714	625
Blood Pressure Monitoring and Accessories*	1,005	1,320	2,676	3,966
Total:	$1,916	$2,171	$5,432	$6,686
*includes molded components sold to Int’l OEM customers.

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

c)   Gross Profit
UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 52.4% and 53.2% in 3Q and 9M 2009, respectively, compared to 54.8% in both 3Q and 9M 2008.  As a result of the combination of lower sales and lower GPM, gross profits declined $437 (11%) in 3Q 2009 and $1,273 (11%) in 9M 2009 compared to the same periods in 2008. The lower GPM were substantially due to lower absorption of fixed costs on lower sales volume.  After adjustments which were made in 3Q, the Company is currently targeting gross profits for the year of 2009 as a whole to be down 8-9% from 2008.
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

d)    Operating Profit
Operating Profit, or income from operations, is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M), research and development (R&D) and general and administrative (G&A) expenses.  Operating expenses in 3Q 2009 were $119 higher than in 3Q 2008, because of the $250 reduction in 2008 management bonus accrual representing the elimination of the CEO’s 2008 annual bonus which occurred in 3Q 2008.  Operating expenses in 9M 2009 were $151 lower than in 9M 2008.  The lower 9M operating expenses resulted from lower domestic sales expenses, which were lower in approximately the same proportion as lower sales.  9M G&A and R&D expenses were about the same as in 9M 2008.  Please see the table below.

UTMD’s operating profit margin in 3Q 2009 was 35.7% compared to 40.9% in 3Q 2008, and 36.3% in 9M 2009 compared to 38.6% in 9M 2008.  UTMD is currently targeting an operating profit margin for the whole year of 2009 at 36%.

	3Q 2009	3Q 2008	9M 2009	9M 2008
S&M Expense	$389	$457	$1,218	$1,365
R&D Expense	97	100	273	282
G&A Expense	630	439	1,788	1,782
Total Operating Expenses:	$1,116	$996	$3,279	$3,429
 Note: Option compensation expense included in G&A expenses in 3Q 2009 was $22 compared to $33 in 3Q 2008, and $75 in 9M 2009 compared to $97 in 9M 2008.

e)  Non-operating income (expense)
Non-operating income in 3Q 2009 was $61 compared to non-operating expense of $213 in 3Q 2008, and $148 in 9M 2009 compared to $179 in 9M 2008.  The $274 difference in 3Q was due primarily to realizing a net capital loss of $428 on investments in 3Q 2008.  UTMD did not receive royalty income in 3Q or 9M 2009 compared to $113 in 3Q and $337 in 9M 2008.  UTMD received $71 in 3Q 2009 compared to $154 in 3Q 2008, and $194 in 9M 2009 compared to $419 in 9M 2008 in interest, dividends and capital gains/losses income from investing cash balances.  The declines were primarily due to the fact that interest rates in the U.S. have declined substantially compared to one year ago.
In 3Q and 9M 2009, UTMD had interest expenses of $11 and $40, respectively, compared to $41 and $168 in 3Q and 9M 2008, due to lower interest rates on its loan in Ireland, lower average Ireland loan balances and favorable foreign exchange conversion as a result of a stronger US Dollar. The interest expense resulted from UTMD’s Ireland facility borrowing 4,500 EURO (€) in December 2005 to allow the repatriation of profits generated by its Ireland operations between 1996 and 2005.  The loan is being paid by the Ireland subsidiary from profits generated there.  The loan balance as of September 30, 2009 was €1,182 EURO, so about 74% of the loan has been repaid.  Management currently estimates that total 2009 non-operating income will be about $200 lower than in 2008.  The actual amount of 2009 non-operating income may be lower if UTMD utilizes current cash and investment balances for an acquisition, unexpected litigation costs or substantial share repurchases.

f)    Earnings Before Income Taxes
Earnings before income taxes (EBT) in 3Q 2009 were $2,445 compared to $2,727 in 3Q 2008.  EBT in 9M 2009 were $7,204 compared to $8,357 in 9M 2008.  EBT margins (EBT divided by sales) were 36.6% and 37.1% in 3Q and 9M 2009, respectively, compared to 38.0% and 39.5% in 3Q and 9M 2008, respectively.

g)  Net Income and Earnings per Share
UTMD’s net income was $1,615 in 3Q 2009 compared to $1,820 in 3Q 2008, and $4,711 in 9M 2009 compared to $5,628 in 9M 2008.  Net profit margins (NPM), which are net income (after tax) expressed as a percentage of sales, were 24.2% in 3Q 2009 compared to 25.3% in 3Q 2008, and 24.3% in 9M 2009 compared to 26.6% in 9M 2008.  The income tax provision rates in 3Q and 9M 2009 were 34.0% and 34.6% of EBT, respectively, compared to 33.3% and 32.7% in 3Q and 9M 2008.  The lower tax provision rate in 2008 resulted primarily from refunds on amended 2004-2006 income tax returns in Ireland.  UTMD expects its consolidated income tax provision rate for the year of 2009 will be between one and two percentage points higher than for 2008, which was 33.1% for the year.
UTMD’s net income divided by weighted average outstanding shares for the applicable reporting period, diluted for unexercised employee and director options, provides earnings per share (EPS) as follows:

	3Q 2009	3Q 2008	9M 2009	9M 2008
Earnings Per Share (EPS)	$.443	$.467	$1.300	$1.438
Shares (000), Diluted	3,642	3,900	3,624	3,915

The Company did not repurchase any of its shares in the open market in 3Q 2009, and has repurchased 5,367 shares in 9M 2009.  Exercises of employee options added 4,000 and 13,000 shares in 3Q and 9M 2009 respectively (net of 2,100 shares swapped in 9M by individuals in payment of the exercise price of the options).  Options outstanding at September 30, 2009 were 243,800 shares at an average exercise price of $23.94 per share, including shares awarded but not vested.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period.  The dilution calculation added 33,000 and 17,600 shares to actual weighted average shares outstanding in 3Q and 9M 2009 respectively, compared to 36,100 and 39,200 in 3Q and 9M 2008.  Actual outstanding common shares as of the end of 3Q 2009 were 3,610,400 compared to 3,856,900 at the end of 3Q 2008.

h)  Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Annualized ROE (after payment of dividends) for 9M 2009 was 8% compared to 10% for 9M 2008.  The lower ROE in 9M 2009 was due primarily to lower net profits.  UTMD expects ROE for the remainder of 2009 comparable to the 8% achieved for 9M 2009 as a result of lower net profits, higher dividends and higher average shareholder equity.

Liquidity and Capital Resources
i)    Cash flows
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses along with changes in working capital totaled $5,207 in 9M 2009 compared to $5,920 in 9M 2008.  The lower amount is due to lower net income thus far in 2009.  Other significant differences were a $466 benefit to cash from higher accrued expenses and a $238 benefit from lower accounts receivable in 9M 2009, partially offset by a $228 higher use of cash from gains on investments.
The Company’s use of cash for investing activities was primarily as a result of purchases of short-term investments, in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  Capital expenditures for property and equipment were $437 in 9M 2009 compared to $189 in 9M 2008.  In addition to investing in new property and equipment required to keep facilities, equipment and tooling in good working condition, UTMD has embarked on some longer term new facilities, equipment and technology investments which will more than double capital spending in 2009 compared to recent years.
In 9M 2009, UTMD received $104 and issued 13,027 shares of stock upon the exercise of employee stock options.  Option exercises in 9M 2009 were at an average price of $10.42 per share.  Employees exercised a total of 15,172 option shares in 9M 2009, with 2,145 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options.  For comparison, the Company received $224 from issuing 18,369 shares of stock on the exercise of employee stock options in 9M 2008, net of 1,800 shares retired upon employees trading those shares in payment of the stock option exercise price.  The Company repurchased 5,367 shares of its stock in the open market at a cost of $116 during 9M 2009, an average cost of $21.58 per share including commissions and fees.  For comparison, UTMD repurchased 66,806 shares of stock in the open market at a cost of $1,908 during 9M 2008.
UTMD Ltd. (Ireland subsidiary) made payments of $428 on its note payable during 9M 2009, compared to $1,502 in 9M 2008.  UTMD paid $1,658 in cash dividends in 9M 2009 compared to $2,625 in 9M 2008.
Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  The Company may continue to use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and be accretive to performance.

j)    Assets and Liabilities
September 30, 2009 total assets were $3,357 higher than at December 31, 2008.  Changes include a $2,945 increase in cash and investments, a $587 increase in inventories, a $334 decrease in accounts and other receivables and a $13 decrease in other current assets.  Inventories increased substantially compared to the end of 2008 as a result of the first quarter 2009 one-time annual purchases of certain raw materials to take advantage of discounts offered by vendors for purchasing in bulk, and an increase in WIP/FG inventory resulting from keeping excess labor capacity productive during the soft demand first half.  Inventory balances during the remainder of 2009 should decline.  UTMD management retains a target of 4.0 inventory turns.
Working capital was $23,469 at September 30, 2009, $1,957 higher than at 2008 year-end.  Working capital continues substantially in excess of UTMD’s normal operating needs.  UTMD’s current ratio was 8.8 on September 30, 2009, compared to 13.2 at year-end 2008 and 9.6 on September 30, 2008.

Net property and equipment increased $190 in 9M 2009 after purchases of $437, offset by depreciation of $409.  Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $18 as a result of amortization of intellectual property of $24 offset by additions of intangibles of $6.  At September 30, 2009, net intangible assets including goodwill were 18% of total assets, compared to 19% at year-end 2008.
UTMD’s long term liabilities are comprised of the Ireland note payable ($1,465 on September 30, 2009) and deferred income taxes ($429 on September 30, 2009).  As of December 31, 2008, the respective long term liabilities were $1,828 and $420.  The note payable, denominated in Euros, declined $363 in USD book value despite actual principal payments of $428 because the USD decreased in value against the Euro.  In Euros, the note declined 16% from €1,485 to €1,182 (both in thousands) during the nine month period.  As of September 30, 2009, UTMD’s total debt ratio (total liabilities/ total assets) was 10% compared to 12% on December 31, 2008.
UTMD does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses.

k)     Management's Outlook.
Although UTMD’s management objectives for 2009 remain the same as listed in its December 31, 2008 10-K and ensuing 10-Q Reports, the Company currently projects a decline in sales of 6-7%, in gross profit of 8-9%, in operating profit of 10-11%, in net profit of 13-14% and in eps of 7-8% for the 2009 year as a whole compared to the full year of 2008.

l)     Accounting Policy Changes.
None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies.  The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate was 0.6840 EURO per USD as of September 30, 2009, and 0.6940 EURO per USD as of September 30, 2008.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2009, the company’s disclosure controls and procedures were effective.
 There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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

UTMD did not purchase any of its own securities during 3Q 2009.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/5/09	By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/5/09	By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer