Form 10-K/A
period 2008-12-31
UTAH MEDICAL PRODUCTS INC
filed 2010-01-13
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K /A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

Commission File Number: 000-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0342734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7043 S 300 W, Midvale Utah	84047
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	Telephone (801) 566-1200
Facsimile (801) 566-7305
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value	The NASDAQ Global Market
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
(Title of Class)
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of March 5, 2009, common shares outstanding were 3,607,000.

DOCUMENTS INCORPORATED BY REFERENCE.  The Company's definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Item 10, 11, 12, and 13, and 14 of this Form 10-K.

INDEX TO FORM 10-K

PART I

ITEM 1 - BUSINESS

Dollar amounts throughout this report and where noted, are in thousands except per-share amounts.

Utah Medical Products, Inc. ("UTMD" or "the Company") is in the business of producing high quality cost-effective medical devices that are predominantly proprietary, disposable and for hospital use.  Success depends on 1) recognizing needs of clinicians and patients,  2) rapidly designing or acquiring economical solutions that gain premarketing regulatory concurrence,  3) reliably producing products that meet those clinical needs, and then  4) selling through
a)	UTMD's own direct channels into markets where the Company enjoys an established reputation and has a critical mass of sales and support resources, or
b)	establishing relationships with other medical companies that have the resources to effectively introduce and support the Company's products.

UTMD's success in providing reliable solutions comes from its proven ability to integrate a number of engineering and technical disciplines in electronics, software, mechanical packaging, instrumentation, plastics processing and materials.   The resulting proprietary products represent significant incremental improvements in patient safety, clinical outcomes and/or total cost over preexisting clinical tools. UTMD's experience is that, in the case of labor-saving devices, the improvement in cost-effectiveness of clinical procedures also leads to an improvement in overall healthcare including lower risk of complications.  UTMD markets a broad range of medical devices used in critical care areas, especially the neonatal intensive care unit (NICU), the labor and delivery (L&D) department and the women's health center in hospitals, as well as products sold to outpatient clinics and physician's offices.

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

In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed to better serve UTMD's international customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  Sales of the products, or derivatives of the products, from the three acquisitions noted above, comprised about 35% of UTMD's 2008 sales.  The net book value of intangible assets (goodwill) remaining on UTMD's balance sheet at the end of 2008 resulting from the three acquisitions, as a ratio of sales, was 26%.

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

To assist the physician in controlling the effectiveness of administration of oxytocin and monitoring effects of amnioinfusion, contraction intensities, uterine resting tones and peak contraction pressures are closely monitored through the use of an invasive intrauterine pressure catheter system.  In addition, to help identify the possible onset of fetal hypoxia, correlation of the changes in fetal heart rate (FHR) relative to the frequency and duration of contractions are often electronically monitored.  UTMD's intrauterine pressure (IUP) catheters provide for clinician choices from a traditional fluid-filled system to INTRAN® PLUS, the most widely accepted transducer-tipped system.  In addition, adjunct FHR electrodes, leg plates, toco belts and chart paper are provided by UTMD to complete a package of fetal monitoring supplies.  UTMD's IUP catheters include:

●
IUP-075 and UTMD's other custom fluid-filled clear catheter kits utilize a saline-filled catheter that is placed within the uterine cavity, connected to a separate external reusable or disposable transducer.  This product package, utilizing double lumen catheters, was the traditional mode of intrauterine monitoring prior to the introduction of INTRAN.  An intrauterine pressure change is transmitted through the fluid column to the external pressure transducer.

●
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

●
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

Vacuum-Assisted Delivery Systems (VAD).
UTMD's VAD Systems include CMI® patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries.  UTMD's patented soft silicone cup is a bell-shaped cup design that should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated.  Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention.  Although there are risks associated with vaginal operative deliveries which may currently represent 5-9% of all U.S. hospital births, the procedures are generally regarded as safer for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations.  UTMD estimates that the VAD operative approach is used for about 4-8% of all U.S. births, with forceps continuing to lose ground as the alternative.  UTMD's patented bell-shaped soft silicone TENDER TOUCH® cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System which reports injuries from specific names of products used in hospitals.

Other Obstetrical Tools.
AROM-COT™ is a finger cover with a patented prong design to rupture maternal membranes with less patient pain and anxiety.  MUC-X is an aspiration device used immediately after birth to clear neonatal respiratory passages and reduce exposure to potential infections.  CORDGUARD® is a product which unifies the multiple steps of clamping the neonate's cord close to the umbilicus, severing the cord without splattering blood, drawing a clean cord blood sample, and assisting in the removal of the placenta.  CORDGUARD's sharpless, closed system reduces the risk of exposure to potentially infected blood, and consequently reduces the high cost of exposure treatment under OSHA and CDC guidelines.  In addition, CORDGUARD facilitates obtaining neonatal blood that is otherwise hard to obtain safely and cleanly.  BT-Cath™, patent pending, is a uterine balloon tamponade catheter for controlling severe postpartum hemorrhage.  Its benefits include the ease of rapid deployment and ability to monitor further bleeding after the tamponade has been placed.  Abcorp toco belts and straps for fetal monitoring by an external tocodynamometer are provided in latex-free form in several configurations.

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

The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters, and chest drainage tubes.  GESCO developed and marketed initial versions of all of these neonatal products.  In order to keep pace with the trend of caring for smaller babies, UTMD has added smaller diameter versions of its URI-CATH® and NUTRI-CATH® products.  In 2000, UTMD gained FDA premarketing clearance of a new PICC family of products specifically designed to minimize trauma to the critically ill neonate, named PICC-NATE®.  The PICC-Nate product line was designed with the input of experienced neonatal nurse practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling.  The soft, strong silicone PICC-Nate comes in two diameter sizes and two hub configurations.  In early 2003, UTMD added a Tecoflex polyurethane version that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion.  In 2006, UTMD developed a unique enteral feeding-only extension set that addresses important safety risks in the NICU - inadvertent connections with IV lines and inadvertent disconnections of components of the system spanning the dispensing container through the infusion catheter.  Nutri-Lok®, patent pending, was launched to the market in January 2007.  In October 2007, UTMD added dispensing syringes with interlocking connectors to its Nutri-Cath/Lok family of devices.  In 2008, UTMD further expanded the Nutri-Lok system with specialty extension sets for GI tubes and for continuous feeding connection to a fluid pump.

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

GESCO's first patented product, HEMO-NATE®, is a disposable filter designed to remove microaggregates from stored blood prior to transfusion into a neonate where any deficiency can have an overwhelmingly negative impact on a neonate's chances for survival, given an under-developed vasculature and small total blood volume.  In 2001, UTMD introduced a new filter and an improved blood bag spike for Hemo-Nate, and a needleless version.

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

UTMD's LETZ System includes patented disposable electrodes, the patented FINESSE® electrosurgical generator, and other miscellaneous components.  A disposable loop electrode used to excise the tissue specimen is a pencil-like tube with a thin tungsten wire loop attached.  The loop is available in varying sizes and includes a patented Safe-T-Gauge® that can be positioned so the physician can accurately colposcopically monitor the amount of tissue being excised.  UTMD continues to augment its specialty electrodes.  For example, the Company introduced a patented conization electrode for deep endocervical disease called C-LETZ®, designed to limit the removal of healthy tissue margins that might compromise adequate cervical function.  UTMD also will continue to provide adapters and other components which allow its market-leading specialty electrodes to be used with other manufacturers' electrosurgical generators.  The FINESSE electrosurgical generator is the only generator on the market that contains an integral smoke evacuator, required to filter smoke and vapors that contain potentially hazardous particulate material produced during electrosurgery.

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

TVUS/HSG-Cath™
In order to further assess persistent abnormal or dysfunctional uterine bleeding and other suspected abnormalities of the uterus, or as a next step after endometrial tissue sampling with an EndoCurette, gynecologists are increasingly utilizing transvaginal ultrasound imaging of the uterus.  UTMD's TVUS/HSG-Cath was designed to provide effective cervical occlusion that allows distention of the uterus to differentiate anterior and posterior endometrium, among other irregularities, together with minimal visual obstruction of the uterus near the internal os.  In addition, the TVUS/HSG-Cath may be used in hysterosalpingography radiographic procedures to assess the patency of fallopian tubes.  A patent has been filed on the design of the TVUS/HSG-Cath, which was released for marketing in October 2007.

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

UTMD's specialty focus, innovation and extensive experience in its specialties are important marketing attributes which help ensure its ability to successfully compete and survive in a consolidating marketplace where competitors try to degrade UTMD's product differences.

For U.S. hospitals, which now represent about 56% of UTMD's device sales, marketing efforts are complicated and fragmented.  Although UTMD's focus is with clinicians who take responsibility for obtaining optimal patient care outcomes, other people who are primarily administrative are often responsible for hospital purchasing decisions.

DISTRIBUTION

An important success factor in the current healthcare industry is access to customers.  Although the U.S. hospital supplier environment has been consolidating as a result of group purchasing organizations (GPOs), or their equivalent, establishing long term contracts with large medical device suppliers with diverse product lines in recent years, the financial relationships and true benefits for hospitals has come under increased scrutiny, both by hospitals' managements themselves and by the government.  As a potential positive factor to UTMD's future performance, the increased scrutiny may lead to an understanding consistent with UTMD's belief that hospitals are not currently saving money under the GPO contracts.  In addition, the longer term overall cost of care will continue to increase, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace.

The length of time and number of administrative steps required in evaluating new products for use in hospitals has grown substantially in recent years.  As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for existing products.  UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company's approach or demand too great a financial or administrative burden.

In the United States, UTMD sells its products through its own directly employed sales force and through selective independent manufacturer representatives.  The direct representatives concentrate on applications for UTMD products where customer training and support are important.  As of February 2009, the direct sales force is comprised both of "outside" representatives operating remotely in specific geographic areas, and "inside" representatives who operate primarily by telephone from corporate offices.  Direct representatives are trained to understand the medical procedures being performed within UTMD's clinical focus.  Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems.  In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs.

When hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors currently comprise about 10% of total domestic sales.  In contrast, twelve years ago, national distributors and independent stocking distributors in the U.S. represented more than 65% of UTMD's direct domestic Ob/Gyn and Neonatal products business.

  In addition to the above traditional sales approaches, UTMD encourages customers to take advantage of fast and easy online ordering at https://storefront.utahmed.com. UTMD introduced this advanced "portal" website in 2006. It provides a convenient and secure method for placing orders, allows the customer to easily monitor the status of orders and shipments, and gives quick access to account information.

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

NEW PRODUCT DEVELOPMENT

New product development has been a key ingredient to UTMD's market identity.  Product development takes three interrelated forms: 1) improvements, enhancements and extensions of current product lines in response to clinical needs or clinician requests, 2) introduction of new or augmented devices that represent a significant improvement in safety, effectiveness and/or cost of care, and 3) acquisitions of products or technology from others.  Manufacturing process development is an equally important aspect that cannot be separated from the successful  design and development of new products.

Because of UTMD's reputation as a focused product developer, its financial strength and its established clinician user base, it enjoys a substantial inflow of new product development ideas.  Internal development, joint development, product acquisitions and licensing arrangements are all included as viable options in the investigation of opportunities.  Only a small percentage of ideas survive feasibility screening.  For internal development purposes, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team.  The team's objective is to have a clinically acceptable, manufacturable and FDA released product ready for marketing by a specific date.  Approximately ten projects on the average, depending on the level of resources required, are underway at UTMD at any given time.  More than 50% of assigned projects do not succeed in attaining a product that meets all of the Company's criteria.  In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition. Once a product is developed, tooled, fully tested and cleared for marketing by the FDA, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution, or not having access to users because of limitations in marketing and distribution resources or exclusionary contracts of GPOs.

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

EMPLOYEES

At December 31, 2008, the Company had 186 employees, and an additional six contract employees.  The contract employees represent UTMD's desire to provide handicapped persons additional work opportunities, hired through the Utah state-supported Work Activity Center.  The average tenure of UTMD's employees is about eleven years, which conveys an important benefit due to the level of training required to produce consistently high quality medical devices.  The Company's continued success will depend to a large extent upon its ability to retain skilled employees.  No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which reliable, creative and high achieving people wish to work.

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

The ability of the Company to achieve commercial success depends in part on the protection afforded by its patents and trademarks.  However, UTMD believes that the protections afforded by patents and trademarks are less important  to  UTMD's business, taken as a whole,  than a medical device's incremental clinical utility, which may be dominated by a number of other factors including relative cost, ease of use, ease of training/adoption, perceived clinical value of different design features, risk of use in applicable procedures, the reliability of achieving a desired outcome in the hands of different users and market access to potential users.  In cases where competitors introduce products that may infringe on UTMD's technology, the Company has an obligation to its shareholders to defend its intangible property to the extent that it can afford to do so, and that it is material to the Company's success.  The Company must also defend itself when competitors allege that UTMD may be infringing their technology.

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2008, ongoing royalties included in cost of goods sold were $2.  Other royalties have been previously paid as a lump sum, or are incorporated into the price of acquisitions, or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  UTMD's future financial performance may also depend on the marketing ability of other companies that license UTMD's technology.  During 2008 the Company received $450 in royalty income, the same as in 2007 and 2006. The patents have now expired under which the $450 annual royalty income of the last three years was received.

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

All of UTMD's present products are unclassified, Class I or Class II devices.  The Company is in compliance with all applicable U.S. regulatory standards including CFR Part 820, the FDA Quality System Regulation (QSR) effective in 1997, also known as cGMPs (current good manufacturing practices).

In 1994, UTMD received certification of its quality system under the ISO9001/EN46001 standards ("ISO" stands for "International Organization of Standardization") which it maintained until December 2003.  In October 2003, UTMD's Utah facility was certified under the more stringent ISO13485 standard for medical devices. UTMD's Ireland facility was certified under the concomitant ISO13488 standard.  In July 2006, both facility ISO certifications were upgraded to the even more stringent ISO13485:2003 standards, which continue to be maintained.  UTMD remains on a continuous periodic audit schedule by its independent notified body in order to stay current with international regulatory standards, and retain its certification. The most recent audit was conducted in December 2008. UTMD has received formal product certifications allowing the use of the CE Mark (demonstrates proof of compliance with the European Community's ISO standards) for essentially all of its products.  The U.S. FDA QSR was developed in harmony with the ISO standards.

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

BACKLOG

"Backlog" is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD's business requires fast response to customer orders.  Virtually all direct shipments to end users are accomplished within a few days of receipt of customer purchase orders.  Consequently, UTMD's backlog at any point in time is comprised mainly of orders from OEM and international customers, which purchase in larger quantities at less frequent intervals.  Backlog shippable in less than 90 days was  $685 as of January 1, 2009, $823 as of January 1, 2008 and $906 as of January 1, 2007.  The lower backlog at the beginning of 2009 reflects the international slowdown described above.

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

Negative factors that may adversely impact future performance include managed care reforms or hospital group buying agreements that may limit physicians' ability to choose certain products or procedures, new products introduced by other companies that displace UTMD's products, new product regulatory approval delays, changes in the Company's relationships with, or lack of performance of, its distribution partners, and loss of key personnel.

The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years.  As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for preexisting products.  UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company's approach or present unreasonable burdens.

Risk factors, in addition to the risks outlined in the previous paragraphs and elsewhere in this report that may impact the Company's assets and liabilities, as well as cash flows, include: risks inherent to companies manufacturing products used in healthcare, including claims resulting from the improper use of devices and other product liability claims; defense of the Company's intellectual property and infringement claims of others; productive use of assets in generating revenues; management of working capital, including inventory levels required to meet delivery commitments at a minimum cost; and timely collection of accounts receivable.

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

Stockholders.
The approximate number of beneficial stockholders of UTMD's common stock as of March 6, 2009 was 2,300.

Dividends.
The following sets forth cash dividends declared or paid during the past two years:

Record Date	Payable Date	Per Share Amount
December 14, 2006	January 4, 2007	0.21
March 15, 2007	April 4, 2007	0.22
June 15, 2007	July 5, 2007	0.22
September 14, 2007	October 3, 2007	0.22
December 14, 2007	January 3, 2008	0.225
March 14, 2008	April 3, 2008	0.225
June 16. 2008	July 3, 2008	0.225
September 15, 2008	October 3, 2008	0.225
December 16, 2008	December 30, 2008	0.23

2007 total paid		$0.87

2008 total paid		$1.13

Issuer Purchases of Equity Securities.
The following table details purchases by UTMD of its own securities during fourth quarter 2008.

Period	Total Number of Shares purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
10/01/08 - 10/31/08	27,171	$ 26.38	27,171	see (1) below
11/01/08 - 11/30/08	118,623	23.79	118,623
12/01/08 - 12/31/08	108,305	21.65	108,305
Total	254,099	$ 23.15	254,099

(1)  In fourth quarter 2008 UTMD repurchased an aggregate of 254,100 shares of its common stock at an average cost of $23.15 per share pursuant to a continued open market repurchase program instituted in August 1992.  Since 1993 through 2008, the Company has repurchased 6,714,100 shares at an average cost of $12.44 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2,775,700 shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.5 million of its shares at an average price of $11.66 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company's employees and directors have exercised and purchased 1.6 million option shares at an average price of $9.02 per share.  All options were awarded at the market value of the stock on the date of the award.

The frequency of UTMD's continuing open market share repurchases will depend on the availability of sellers and the price of the stock.  The board of directors has not established an expiration date or a maximum dollar or share limit for UTMD's continuing long term program of open market share repurchases.

The purpose of UTMD's share repurchases is to maximize the value of the Company for its continuing shareholders, and maximize its return on shareholder equity by employing excess cash generated from effectively managing its business.  UTMD does not intend to repurchase shares that would result in terminating its NASDAQ Global Market listing.

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

Productivity of Assets and Working Capital.
a)  Assets.  Year-end 2008 total assets were $38,821 compared to $45,986 in 2007. The decrease was due primarily to a $6,347 decrease in cash and investments.  In 2008, UTMD used its cash to repurchase 320,900 of its shares for $7,792 and pay $4,329 in dividends to shareholders  As a result, the 2008 productivity of total assets (= average total asset turns; total sales divided by average total assets for the year) was about 4% higher than in 2007.  In both years productivity was diluted by UTMD's substantial cash-equivalent balances. Year-end 2008 and 2007 cash and investment balances were $16,025 and $22,372, representing 42% and 49% of total assets, respectively.  UTMD also used its cash generated in Ireland in 2008 to reduce the principle on the Ireland loan by $2,020. Excluding average cash and investment balances, average total asset turns were 1.2 in both 2008 and 2007.  In 2009, total assets excluding cash and investment balances will continue to be substantially less than annual sales, which benefits return on average shareholders equity (ROE).  Other asset changes which aided the decline in total assets included a $479 decrease in the net book value of property and equipment due to depreciation, and a $388 decrease in receivables due to lower sales and better A/R collections performance.

Property, plant and equipment (PP&E) assets are comprised of Utah, Oregon and Ireland manufacturing molds, production tooling and equipment, test equipment, computer/communications equipment and software, and the Utah and Ireland facilities.  UTMD leases the Oregon facility as a result of the 1997 CMI acquisition, and a portion of its Midvale, Utah parking lot.  In 2008, net consolidated PP&E (depreciated book value of all fixed assets) decreased $479 as a result of $544 in depreciation, capital expenditures of $274 and the effect of currency exchange rates on equipment in Ireland.  The net book value of PP&E in the U.S. decreased $168, and in Ireland decreased $311.  The year-end 2008 net book value (after accumulated depreciation) of consolidated PP&E was 32% of actual acquisition cost.  Since UTMD's PP&E is in good working order and capable of supporting increased sales activity, the continued productivity of fixed assets will remain a source of future profitability.  In 2009, depreciation of fixed assets should again equal or exceed new PP&E purchases required to sustain current operations.

Average 2008 inventory turns were 4.0 despite lower sales, and continued to meet management's objective.  Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances decreased $360 or about 10% while 2008 sales activity decreased 3%.  The resulting average days in A/R on December 31, 2008 of 46 days, based on 4Q 2008 shipments, improved from 47 days at the end of 2007. This performance remained well within management's continuing objective of 55 days.  A/R over 90 days from invoice date at year-end 2008 were 3% of total A/R, down significantly from 10% at the end of 2007.  The Company believes the older A/R will be collected or are within its reserve balances for uncollectible accounts.

Working capital at year-end 2008 was $21,511 compared to $26,767 at year-end 2007.  Both of those amounts exceed UTMD's working capital needs for internally financing growth in normal operations. UTMD's current ratio (current assets divided current liabilities) increased to 13.2 from 9.5 due to a $1,397 (44%) decline in the denominator.  Accrued liabilities, a subset of current liabilities (C/L), declined $1,263 because of lower accrued management bonuses and the fact that in 2008 the 4Q08 shareholder dividend was paid at the end of December instead of early January, as in prior years.  The current portion of the Ireland note, which is also included in C/L, declined by $158.  UTMD expects to be able to maintain a very healthy current ratio in 2009.

Net (after accumulated amortization) intangible assets, which are comprised of goodwill resulting from acquisitions and the costs of obtaining patents and other intellectual property including technology rights, were $7,414 at the end of 2008 compared to $7,449 at the end of 2007. UTMD's goodwill balance is $7,191. Under current GAAP, goodwill is not expensed unless and until the market value of the acquired entity becomes impaired. The three acquisitions of 1997, 1998 and 2004 continue to be viable parts of UTMD's overall business, representing 35% of total sales in 2008. UTMD does not expect the current intangible value of goodwill associated with the acquisitions to become impaired in 2009.  Purchases of other intangibles of $13 in 2008 were offset by $47 in amortization expense. Net intangible assets at the end of 2008 represented 19% of total assets compared to 16% at the end of 2007.

b) Liabilities.  In 2008, UTMD's total liabilities decreased $3,181 from the end of 2007.  The resulting 2008-ending total debt ratio was 10% of total assets, down from a total debt ratio of 16% at the end of 2007. Current liabilities declined primarily because of the decrease in accrued expenses and the current portion of the Ireland loan, as noted above.  The Ireland note payable as a whole, denominated in Euros, declined $2,019 in USD book value compared to actual principal payments of $1,917.  The difference results from currency exchange in the value of the USD compared to the Euro. In thousand Euro, the note declined 47% from €2,791 at the beginning of 2008 to €1,485 at the end of 2008.  As a reminder to shareholders, the note was initiated in December 2005 to finance repatriation of profits achieved in Ireland since 1996 through 2005 under The American Jobs Creation Act of 2004.  UTMD Ltd. plans to repay this note from profits generated in Ireland over the next two to three years.  In addition to liabilities on the balance sheet, UTMD has operating lease and purchase obligations described in note 7.

Results of Operations.
a) Revenues.  Global consolidated sales in 2008 were $27,782, compared to $28,502 in 2007 and $28,753 in 2006.

Domestic sales were $19,113 in 2008, compared to $19,926 in 2007 and $21,363 in 2006. UTMD divides its domestic sales into two distribution channels: "direct sales" which are sales to end user customers by UTMD's direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and "OEM sales" which are component sales to other companies where products are packaged and resold as part of another company's finished product offerings.  As a percentage of total domestic sales, direct domestic sales were 92% in 2008, and 94% in both 2007 and 2006.  Therefore, domestic OEM sales were 8% of total domestic sales in 2008, and 6% of sales in both 2007 and 2006.  Domestic direct sales represented 63% of global consolidated sales in 2008, compared to 66% in 2007 and 70% in 2006.

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

UTMD groups its sales into four general product categories:  1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician and patient safety;  2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease including LETZ, endometrial sampling, transvaginal uterine sonography, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools;  3) neonatal critical care, comprised of devices that provide developmentally-friendly care to the most critically ill babies, including providing vascular access, enteral feeding, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized components as well as molded parts sold on an OEM basis to other companies.  In these four categories, UTMD's primary revenue contributors enjoy a significant market share and may have differentiated product features protected by patents.

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

As a summary explanation of revenues in the above tables,

1.  Obstetrics.  The $1,419 decline in total obstetrics (L&D) device sales in 2008 was primarily the result of the restrictive effects of U.S. GPO administrative agreements.  For example, GPO restrictions included a sole source contract consummated by HealthTrust Purchasing Group (HPG) with a UTMD competitor for IUPCs and VADS which took effect on September 1, 2007.  These specialty catheters and surgical tools are clearly in the category of "clinician preference products."  The HPG sole source agreement violates the mandate by the U.S. Senate Judiciary Antitrust Subcommittee in April 2002 that GPOs only allow multi-source contracting for clinician-preference products, as well as the ensuing "Healthcare Group Purchasing Industry Initiative" code of ethics, of which HPG was a founding member. It also represented a violation of HPG's own code of ethics, which states in Section HPG.008, "No GPO should come between hospital administration and their physicians when it comes to the choice of medical devices needed to treat the patient.  To this end, HealthTrust offers a complete line of contracts in these areas [clinician-preference products] that provides substantial choice to our members and their physicians."  In the U.S., 2008 sales of Intran Plus intrauterine pressure catheters (IUPCs) declined $1,016 and sales of CMI vacuum-assisted delivery systems (VADS) declined $112. About 10% of the IUPC decline resulted from lower prices.  The silver lining of this decline is that the Company's reliance on a single product is much less concentrated; i.e., in 2008, U.S. IUPC sales were 17% of total sales compared to 2004 when U.S. IUPC sales were 31% of total sales.  The $1,129 decline in U.S. IUPC and VADS sales but only $720 decline in total sales indicates that UTMD's sales of its other devices and its international business are expanding.

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

4.  Blood pressure monitoring and accessories (BPM).   U.S. BPM sales increased $347 (19%), while international BPM sales increased $66 (1%). Virtually all of UTMD's domestic OEM sales were included in the BPM category in 2008.  Domestic OEM sales increased $274 (22%) compared to 2007.  The category includes molded components (some of which are not related to medical devices) sold to other companies for use in their products.  In contrast to the other product categories, international sales of BPM devices comprise most (70% in 2008 and 73% in 2007) of UTMD's BPM sales.  UTMD's BPM sales depend heavily on successful marketing by international distributors and OEMs.  Due to a stronger US Dollar and a general economic downturn, UTMD experienced substantial slowing of international distributor orders for BPM products in 2H08, and expects that it will continue into 2009.  In early 2009, UTMD learned that its largest international customer located in Germany and third largest international customer located in South Africa, combined representing $2,327 (27%) of 2008 international sales, would not be purchasing UTMD products at least for the first quarter of 2009.

Looking forward to 2009, UTMD's improvement in domestic direct sales depends on its ability to obtain medical staff involvement in purchasing decisions for UTMD's "physician-preference" products used in U.S. hospitals where administrators are making the product decisions through the use of GPOs contracts awarded on bases which may not adequately take into consideration the total cost of patient care, which includes complication rates and longer term health outcomes.  An important factor in UTMD's ability to compete in this administratively cumbersome environment is its continuing ability to develop devices that are clearly differentiated on the basis of patient safety and better health outcomes.  Despite the apparent weakness in international sales entering the year, and excluding the possibility of acquisition of a new product line with established sales, management projects overall revenues in 2009 about the same as in 2008.  This assumes continued increases in domestic NICU and ES/Gyn sales of about 5% and resumption of international customer purchases in 2Q 09.

b)  Gross Profit.  UTMD's 2008 gross profit, the surplus after subtracting costs of manufacturing, inspecting, packaging, sterilizing and shipping products (CGS) from net revenues, was $15,018 compared to $15,788 in 2007 and $16,147 in 2006.  Gross profit margins (GPMs), gross profits expressed as a percentage of net sales, were 54.1% in 2008 compared to 55.4% in 2007 and 56.2% in 2006. The GPM in 2008 was lower for several reasons:
1) Because many of UTMD's manufacturing overhead expenses are fixed in order to preserve capabilities, the lower consolidated sales activity in 2008 had a higher overhead content.  UTMD retains facilities and other manufacturing infrastructure well in excess of its current needs, which will help GPM when sales expand.
2) Because of competition and a number of long term fixed pricing agreements, UTMD had a limited ability to increase product prices in 2008, at the same time direct labor and direct materials costs were increasing fairly substantially.
3)  In 2008, UTMD reduced domestic prices of its IUPCs by 3%. This represented 11% of the obstetrics sales decline and 20% of the decline in total gross profits.  Management doesn't expect any significant price decreases in 2009.
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

	2008	2007	2006
R&D expenses	$359	$382	$316
S&M expenses	1,816	2,075	2,272
G&A - a) litigation expense provision	80	127	230
G&A - b) corporate legal expenses	48	15	21
G&A - c) stock option compensation expense	120	95	140
G&A - d) management bonus accrual	148	378	380
G&A - e) outside accounting audit/tax expenses	167	134	100
G&A - f) all other expenses	1,891	1,826	1,854
G&A expenses - total	2,454	2,575	2,725
Total operating expenses	$4,629	$5,032	$5,312

Operating income in 2008 was $10,389 compared to $10,756 in 2007, and $10,835 in 2006.  UTMD's operating profit margin (operating income divided by total sales) was 37.4% in 2008, compared to 37.7% in both 2007 and 2006.  Looking forward to 2009, UTMD expects an operating margin of about 36%, as it plans to increase expenses in all three areas of S&M, R&D and G&A with about the same volume of sales as in 2008.

i)  S&M expenses:  S&M expenses are the costs of communicating UTMD's differences and product advantages, providing training and other customer service in support of the use of UTMD's solutions, attending clinical meetings and medical trade shows, processing orders and funding GPO fees. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.  The largest component of S&M expenses is the cost of directly employing representatives that solicit product sales and provide customer support across the U.S.  The decline in S&M expenses primarily reflects fewer direct sales representatives.  As a percent of total sales, S&M operating expenses were 6.5% in 2008, 7.3% in 2007 and 7.9% in 2006.  In 2009, UTMD intends to increase S&M expenses, but hold the ratio to total sales to about 7%.

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

iii)  G&A expenses:  G&A expenses include the functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, risk management, protection of intellectual property, and legal costs.  Aggregate G&A expenses as a percent of sales were 8.8% in 2008, 9.0% in 2007 and 9.5% in 2006. Except for the categories of G&A expenses isolated in the table above, UTMD's G&A expenses have remained fairly consistent over the last three years. The following lettered items refer to the same G&A subcategories in the table above:

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

c)
Stock option expense in 2008 was calculated using a Black-Scholes pricing model for unvested options.   Please see Note 9 to "Notes to Consolidated Financial Statements" for further explanation.  In 2009, UTMD expects option expense about the same as in 2007.

d)
The difference in 2008 management bonus compared to the two earlier years was due to the fact that UTMD's CEO did not receive a 2008 management bonus.  Accrued bonuses in 2009 will continue to depend both on UTMD's overall performance and each individual's performance.

e)
UTMD's personnel, fundamental business activities, internal control systems and financial reporting mechanisms have remained relatively unchanged over the last several years.  Nevertheless, due to the "Accountants' Full Employment Act of 2002", also known as "The Sarbanes-Oxley Act of 2002", outside auditor and tax consultant costs have grown rapidly.  Still, UTMD's costs remain below these expenses incurred by most companies.  Management expects 2009 accounting/financial controls audit costs will remain about the same as in 2008.

  d)   Non-operating Income, Non-operating Expense and EBT.  Non-operating income (NOI) includes royalties from licensing UTMD's technology, rent from leasing underutilized property to others, income earned from investing the Company's excess cash and gains or losses from the sale of assets, offset by non-operating expenses which include interest on the Ireland bank loan, bank service fees and excise taxes.  NOI was $388 in 2008, compared to $1,283 in 2007 and $1,582 in 2006.

1) Investment of excess cash.  Investment income (including gains and losses on sales) in 2008 was $115, compared to $1,022 in 2007 and $1,383 in 2006.  In 2008, average interest rates were substantially lower and the Company realized an investment loss of $718 due just to the failure of Washington Mutual (WM) savings and loan.  UTMD recognized capital gains and corporate dividends of $306 on other common stock investments which helped offset the loss. The WM holding represented about 3.5% of UTMD's investment portfolio at cost.  Capital gains (or losses) and dividends from investments in common stocks were ($407) in 2008, $20 in 2007 and $593 in 2006.  The capital gains in the two earlier years allowed the loss in 2008 to be fully tax-deductible. The Company also holds investments in CitiCorp (C) and General Electric (GE) common stock which together were about $405 below their aggregate purchase price at the end of 2008.  When purchased, these holdings at cost represented less than 3% of UTMD's total investment portfolio. Unless one or both of the companies fail, as was the case with WM, UTMD will not sell the holdings at current prices, expecting that they will recover in value, and therefore will not have an associated NOI loss which impacts earnings. Currently, 99% of UTMD's cash investments are being held in interest bearing money market securities yielding only about 1.0%.

2) Royalties.  Annual royalties received in all three years were $450, which came from the license of patents which expired during 2008.  Presently, there are no other patents under which UTMD is receiving royalties from other parties.

3) Interest Expense.  In 2008, UTMD paid $198 in interest expense on the Ireland loan, compared to $270 in 2007 and $255 in 2006.  The interest expense results from borrowing €4.5 million ($5,336) in December 2005 to allow the repatriation of profits generated by UTMD's Ireland subsidiary since 1996 through 2005.  Due to a lower loan balance as well as lower expected interest rates, UTMD estimates that its interest expense will be less than $80 in 2009, resulting in about $120 less interest cost in 2009 compared to 2008.

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

Earnings before income taxes (EBT) result from adding UTMD's non-operating income to its operating income. EBT was $10,777 in 2008, compared to $12,038 in 2007 and $12,418 in 2006.  EBT margin is EBT divided by total sales.  UTMD's EBT margin was 38.8% in 2008, 42.2% in 2007 and 43.2% in 2006.  UTMD is targeting 2009 EBT of about $10,500, in the range of 36-37% of sales.

e)  Net Income, EPS and ROE.  Net income is EBT minus income taxes, often called the "bottom line".  Net income was $7,205 in 2008, $7,905 in 2007 and $8,168 in 2006.   The effective consolidated corporate income tax provision rate was 33.1%, 34.3% and 34.2% respectively.  Year to year fluctuations in the tax rate may result from:  1) variations in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products and a 25% rate on rental and other types of income; 2) special U.S. tax exclusions such as the manufacturing profit deduction; 3) higher marginal tax rates for EBT above $10 million; and 4) other factors such as R&D tax credits.  Management expects the 2009 consolidated income tax provision rate to be closer to the 2007 and 2006 rates.

UTMD's net income expressed as a percentage of sales was 25.9% in 2008, 27.7% in 2007 and 28.4% in 2006.  UTMD's profitability has consistently ranked it in the top performance tier of all U.S. publicly-traded companies, and has been a primary driver for UTMD's past excellent returns on shareholders' equity (ROE).

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e., have exercise prices below the applicable period's weighted average market value).  Diluted EPS were $1.858 in 2008, $1.982 in 2007 and $2.020 in 2006.  If UTMD achieves the projections above for 2009, EPS will be approximately the same as in 2008 as a result of fewer outstanding shares.

The end of 2008 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,878 (in thousands), compared to 3,989 shares in 2007 and 4,043 shares in 2006.  Dilution for "in the money" unexercised options for the year 2008 was 35 shares (in thousands), compared to 62 in 2007 and 100 in 2006.  The total number of options outstanding at year-end 2008 declined 2% from year-end 2007.  Dilution decreased in 2008 from 2007 because the average number of options outstanding decreased, and because the share price in the stock market decreased, diminishing the dilutive effect of each option.  Actual outstanding common shares as of December 31, 2008 were 3,602,761.

Return on shareholders' equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholders' equity during the applicable time period. ROE includes balance sheet measures as well as income statement measures.  ROE for 2008 was 10% excluding the fifth dividend payment which would normally have been paid in January 2009 (20% before dividends), compared to 12% (21% before dividends) in 2007 and 15% (24% before dividends) in 2006.  UTMD's ROE is primarily driven by its high net profit margin, which in 2008 declined to 25.9% from 27.7% in 2007.  ROE was also reduced by a lower debt ratio as UTMD nearly cut its bank loan balance in Ireland by half and had no dividend payable at year-end 2008, but was aided by higher total asset turns. UTMD's ROE (before dividends) has averaged 31% per year over the last 23 years.  This ratio determines how fast the Company can afford to grow without diluting shareholder interests.  For example, a 30% ROE will financially support 30% annual growth in revenues without having to issue more stock.

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

UTMD did not borrow during 2008, 2007 or 2006.  In December 2005, UTMD's foreign subsidiary borrowed €4.5 million ($5,336) to allow repatriation (from Ireland to the U.S.) of profits achieved since 1996, per The American Jobs Creation Act of 2004.  During 2008, the Bank of Ireland loan terms were modified to no longer require a guarantee by UTMD's line of credit with U.S. Bank.  The U.S. Bank line of credit terminated on May 31, 2008. In 2008, UTMD made repayments of $1,917 on the Ireland note, compared to $1,239 in 2007 and $1,057 in 2006.

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

In summary, management plans to utilize cash not needed to support normal operations in one or a combination of the following:  1) to make investments in new technology and/or processes;  2) to acquire a product line that will augment revenue growth and better utilize UTMD's existing infrastructure; and/or  3) to repurchase UTMD shares in the open marketplace.

Management's Outlook.
In summary, in 2009 UTMD plans to
1)  work to retain its significant global market shares of established key specialty products,
2)  accelerate revenue growth of newer products;
3)  develop additional proprietary products helpful to clinicians through internal new product development;
4)  continue achieving excellent overall financial operating performance;
5)  look for new acquisitions to augment sales growth;  and
6)  utilize current cash balances in shareholders' best long-term interest, including continued cash dividends and open market share repurchases.

The safety, reliability and performance of UTMD's products are high and represent significant clinical benefits while providing minimum total cost of care.  In the U.S., UTMD will continue to leverage its reputation as an innovator which will responsively take on challenges to work with physicians who use its products in specialty hospital areas, or outside the hospital in their office practices.  Internationally, where UTMD must depend on the knowledge, focus, relationships and energy of independent distributors, management will continue to closely monitor performance and recruit needed business partners.

UTMD will continue to focus on differentiating itself, especially from commodity-oriented competitors.  UTMD is small, but its employees are experienced and diligent in their work.  UTMD's passion is in providing innovative clinical solutions that will help reduce health risks for women and their babies.  The Company has a fundamental focus to do an excellent job in meeting customers' and patients' needs, while providing shareholders with excellent returns.

Despite the decline in EPS and share price over the last two years, looking back eight years to the end of 2000, UTMD's EPS have more than doubled and the resulting year-ending share price has almost tripled.  Combining this performance with steadily growing dividends since 2004, longer term UTMD shareholders have experienced excellent returns.  In comparison, the NASDAQ Composite, S&P 500 Index and DJIA indices declined 36%, 32% and 19%, respectively, over that same eight year time span.

 In 2008, while the year ending share price decreased 26% (largely in 4Q), UTMD increased dividends/share actually paid (not counting the dividend paid in late December 2008 that would normally have been paid in January 2009) to shareholders by 3.5% (from $.87 in 2007 to $.90 in 2008), and decreased shares outstanding at the end of the year by 7.7%.  This was accomplished in 2008 by UTMD continuing to achieve a high positive cash flow.  UTMD's balance sheet is strong enough to be able to finance a substantial acquisition in 2009 without issuing stock, should an immediately accretive one become available.  In 2008, UTMD also filed an S-3 "shelf" registration statement that gives it speed and flexibility in obtaining additional financing should an acquisition that exceeds current cash availability become available.  In considering acquisitions, UTMD looks to acquire successful companies, products or technologies that will enhance its specialist focus, but not significantly increase its business risk and not dilute its financial performance.

Off Balance Sheet Arrangements
None

Contractual Obligations
The following is a summary of UTMD's significant contractual obligations and commitments as of December 31, 2008:

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

Management bases its estimates and judgments on historical experience, current economic and industry conditions and on various other factors that are believed to be reasonable under the circumstances. This forms the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Management has identified the following as the Company's most critical accounting policies which require significant judgment and estimates. Although management believes its estimates are reasonable, actual results may differ from these estimates under different assumptions or conditions.
●
Allowance for doubtful accounts: The majority of the Company's receivables are with hospitals and medical device distributors.  Although the Company has historically not had significant write-offs of bad-debt, the possibility exists, particularly with foreign customers where collection efforts can be difficult or in the event of widespread U.S. hospital bankruptcies.

●
Inventory valuation reserves:  The Company strives to maintain a good balance of inventory to 1) meets its customer's needs while 2) not tying-up an unnecessary amount of the Company's resources increasing the possibility of, among other things, obsolescence.  The Company believes its method of reviewing actual and projected demand for its existing inventory allows it to arrive at a fair inventory valuation reserve. While the Company has historically not had significant inventory write-offs, the possibility exists that one or more of its products may become unexpectedly obsolete for which a reserve has not previously been created. The Company's historical write-offs have not been materially different from its estimates.

Accounting Policy Changes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This statement clarifies the accounting for uncertainty in income tax positions.  The Company or one of its subsidiaries files or has filed income tax returns in the U.S. federal jurisdiction, in various states and in Ireland.  With few exceptions, UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.  In 2005, the Internal Revenue Service examined the Company's federal income tax returns for 2002 - 2004 and suggested one immaterial adjustment which the Company made. The Company's income tax return for 2005 is presently being audited by the IRS.
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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in Ireland denominated in the Euro, and sold products under agreements denominated in various Western European currencies.  The Euro and other currencies have been and are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate for the Euro was .7096, .6786 and .7611 per U.S. Dollar as of December 31, 2008, 2007 and 2006, respectively.  Please see note 1 in Item, 8, below under "Translation of Foreign Currencies" for more information.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

●      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

We have audited Utah Medical Products, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows of Utah Medical Products, Inc., and our report dated February 27, 2009 expressed an unqualified opinion.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2008. Utah Medical Products, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Utah Medical Products, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion.

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

Investments

The Company classifies its investments as "available for sale."  Securities classified as "available for sale" are carried in the financial statements at fair value.  Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income.  Declines in fair value below cost that are other than temporary are included in operations.  As of December 31, 2008 the Company's investments are in Fidelity Cash Reserves (FDRXX), General Electric (GE), Citigroup (C) and the surviving remnant of Washington Mutual (WAMUQ).

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

The Company maintains its cash in bank deposit accounts in addition to Fidelity Investments accounts.  The Company has not experienced any losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalent balances unless FDRXX is at risk of "breaking the buck" and the Federal Reserve does not provide support to prevent that from happening, as they currently are.

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, license rights and non-compete agreements are capitalized and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD's goodwill is tested for impairment annually, in the fourth quarter of each year, using a fair value measurement test, in accordance with SFAS 142. UTMD would also perform an impairment test, between annual tests, if circumstances changed that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determined that its goodwill were impaired, a second step would be completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future (see note 2).

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

The shares (in thousands) used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

	2008	2007	2006
Weighted average number of shares outstanding - basic	3,843	3,927	3,943
Dilutive effect of stock options	35	62	100

Weighted average number of shares outstanding, assuming dilution	3,878	3,989	4,043

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

The Company's investments, classified as available-for-sale consist of the following:

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

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 4 - Fair Value Measurements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements."   This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  UTMD adopted the requirements of SFAS 157 on January 1, 2008.

The following table provides financial assets carried at fair value measured as of December 31, 2008:

Fair Value Measurements Using
Description	Total Fair Value at 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Available-for-sale securities	$ 15,927	$ 15,927	$ 0	$ 0

Note 5 - Property and Equipment

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

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 6 - Long-term Debt

In December 2005 the Company borrowed €4.5 million ($5,336) from the Bank of Ireland to finance repatriation of profits achieved since 1996 under The American Jobs Creation Act of 2004.  The loan term is 10-years at an interest rate of 1.10% plus the bank's money market rate, which is a total of the bank's cost of funds and cost of liquidity.  The balance on the note at December 31, 2008 was $2,093 (€1,485).

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

Note 7 - Commitments and Contingencies

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

Product Liability

The Company is self-insured for product liability risk. "Product liability" is an insurance industry term for the cost of legal defense and possible damages awarded as a result of use of a company's product during a procedure which results in an injury of a patient.  The Company maintains a reserve for product liability litigation and damages consistent with its previous long-term experience.  Actual product liability litigation costs and damages during the last three reporting years have been immaterial, which is consistent with the Company's overall history.

The Company absorbs the costs of clinical training and trouble-shooting in its on-going operating expenses.

UTAH MEDICAL PRODUCTS, INC.
Notes to Consolidated Financial Statements

Note 7 - Commitments and Contingencies (continued)

Warranty Reserve

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its historical experience. The following table summarizes changes to UTMD's warranty reserve during 2008:

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

The Company received royalties as a result of a license agreement with an unrelated company that allowed rights to the Company's technology through the life of the applicable patents.  At the start of 2009 there are no patents under which UTMD is receiving royalties from other parties.

Note 13 - Employee Benefit Plan

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and a contributory retirement plan for Irish employees.  The Company's matching contribution is determined annually by the board of directors.  Company contributions were approximately $115, $107 and $103 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 14 - Fair Value Financial Instruments

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

Note 15 - Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109."  This statement clarifies the accounting for uncertainty in income tax positions.  The Company or one of its subsidiaries files or has filed income tax returns in the U.S. federal jurisdiction, in various states and in Ireland.  With few exceptions, UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.  In 2005, the Internal Revenue Service examined the Company's federal income tax returns for 2002 - 2004 and suggested one immaterial adjustment which the Company made.  The Company's income tax return for 2005 is presently being audited by the IRS.

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

During 2008, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD's Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2008, its disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD's internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2008, and there were no material weaknesses.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2009 annual meeting of shareholders under the captions,

●	"PROPOSAL NO. 1. ELECTION OF DIRECTORS: General," and "Directors and Nominees,"

●	"SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS," and

●	"EXECUTIVE OFFICER COMPENSATION: 2007 Director Compensation,"

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2009 annual meeting of shareholders under the captions,

●	"EXECUTIVE OFFICER COMPENSATION,"

●	" COMPENSATION DISCUSSION AND ANALYSIS," and

●	" BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Compensation and Option Committee Interlocks and Insider Participation," specifically excluding the "Report of the Compensation Committee"

is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement of the registrant for the 2009 annual meeting of shareholders under the captions,

●	"SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS" and

●	"DISCLOSURE RESPECTING THE COMPANY'S EQUITY COMPENSATION PLANS"

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2009 annual meeting of shareholders under the captions,

●	"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

●	"BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence"

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2009 annual meeting of shareholders in the first paragraph under the caption, "Report of the Audit Committee" is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2009 annual meeting of shareholders under the caption "Independent Public Accountants" is incorporated herein by reference.

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

3.     Exhibits.
	SEC
Exhibit #	Reference#	Title of Document	Location
1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3	3	Bylaws	Incorporated by Reference (2)
4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (3)
5	4	Designation of Rights, Privileges, and Preferences of Series "A" Preferred Stock	Incorporated by Reference (2)
6	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
7	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
8	10	Utah Medical Products, Inc., 2003 Employees' and Directors' Incentive Plan*	Incorporated by Reference (5)
9	10	Loan Agreement, signed 6-December-2005 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (6)
10	10	Amendment to Loan Agreement, dated 12-March-2008 between Utah Medical Products Limited and Bank of Ireland	This Filing
11	10	Guarantee and Indemnity, dated 13-June-2008, by Utah Medical Products, Inc. to Bank of Ireland	This Filing
12	10	Summary of Officer and Director Compensation	This Filing
13	21	Subsidiaries of Utah Medical Products, Inc.	Incorporated by Reference (7)
14	23	Consent of Jones Simkins, P.C., Company's independent auditors for the years ended December 31, 2008, December 31, 2007 and December 31, 2006	This Filing
15	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
16	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

	SEC
Exhibit #	Reference #	Title of Document	Location
17	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
18	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company's registration statement on form S-8 filed with the Commission effective February 10, 1995.

(3)	Incorporated by reference from the Company's report on form 8-K filed with the Commission on October 1, 2004.

(4)	Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(5)	Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(6)	Incorporated by reference from the Company's report on form 8-K filed with the Commission on December 12, 2005.

(7)	Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned this 13th day of January, 2010 .

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 13th day of  January, 2010 .

By:	/s/ James H. Beeson
James H. Beeson, Director

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell, Chief Executive Officer & Director

By:	/s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By:	/s/ Barbara A. Payne
Barbara A. Payne, Director

By:	/s/ Paul O. Richins
Paul O. Richins, Principal Financial and Accounting Officer & Director