Form 10-K
period 2009-12-31
UTAH MEDICAL PRODUCTS INC
filed 2010-03-09
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission File Number: 001-12575

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2009, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $85,911,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 4, 2010, common shares outstanding were 3,617,000.

DOCUMENTS INCORPORATED BY REFERENCE.  The Company’s definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Item 10, 11, 12, 13 and 14 of this Form 10-K.

PART I

ITEM 1 – BUSINESS

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

UTMD’s products are sold directly to end users in the U.S. domestic market by the Company’s own direct sales representatives and independent manufacturers’ representatives.  In addition, some of UTMD’s products are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers.  Internationally, products are sold through other medical device companies and through independent medical products distributors.  UTMD has representation in all major developed countries through several hundred distributors, 117 of which purchased at least five thousand dollars in UTMD medical devices during 2009.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $111,738 in the form of share repurchases, and an additional $18,460 in the form of cash dividends, to its public shareholders.

In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed to better serve UTMD’s international customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  Sales of the products, or derivatives of the products, from the three acquisitions noted above, comprised about 39% of UTMD’s 2009 sales.  The net book value of intangible assets (goodwill) remaining on UTMD’s balance sheet at the end of 2009 resulting from the three acquisitions, as a ratio of 2009 sales, was 28%.

UTMD's corporate offices are located at 7043 South 300 West, Midvale, Utah 84047 USA.  The corporate office telephone number is (801) 566-1200.  Ireland operations are located at Athlone Business and Technology Park, Athlone, County Westmeath, Ireland.  The Ireland telephone number is 353 (90) 647-3932.

PRODUCTS

More complete descriptions including part numbers and pictures of UTMD’s devices can be conveniently reviewed at www.utahmed.com.

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

Vacuum-Assisted Delivery Systems (VAD).
UTMD’s VAD Systems include CMI® patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries.  UTMD’s patented soft silicone cup is a bell-shaped cup design that should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated.  Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention.  Although there are risks associated with vaginal operative deliveries which may currently represent 4-8% of all U.S. hospital births, the procedures are generally regarded as safer long term for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations.  UTMD estimates that the VAD operative approach is used for about 3-7% of all U.S. births, with forceps as the alternative.  UTMD’s patented bell-shaped soft silicone TENDER TOUCH® cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System which reports specific names of products used in hospitals.

Other Obstetrical Tools.
AROM-COT™ is a finger cover with a patented prong design to rupture maternal membranes with less patient pain and anxiety.  MUC-X is an aspiration device used immediately after birth to clear neonatal respiratory passages and reduce exposure to potential infections.  CORDGUARD® is a product which unifies the multiple steps of clamping the neonate’s cord close to the umbilicus, severing the cord without splattering blood, drawing a clean cord blood sample, and assisting in the removal of the placenta.  CORDGUARD’s sharpless, closed system reduces the risk of exposure to potentially infected blood, and consequently reduces the high cost of exposure treatment under OSHA and CDC guidelines.  In addition, CORDGUARD facilitates obtaining neonatal blood that is otherwise hard to obtain safely and cleanly.  BT-Cath®, is a uterine balloon tamponade catheter for controlling severe postpartum hemorrhage.  Its benefits include the ease of rapid deployment and ability to monitor further bleeding after the tamponade has been placed.  Abcorp toco belts and straps for fetal monitoring by an external tocodynamometer are provided in latex-free form in several configurations.

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

The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters, and chest drainage tubes.  GESCO developed and marketed initial versions of all of these neonatal products.  In order to keep pace with the trend of caring for smaller babies, UTMD has added smaller diameter versions of its URI-CATH® and NUTRI-CATH® products. At the request of customers who prefer a stiffer catheter for insertion, UTMD added a Tecoflex polyurethane oral-connection only Nutri-Cath series in 2009.

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

In 2006, UTMD developed a unique enteral feeding-only extension set named NUTRI-LOK® that addresses important safety risks in the NICU – inadvertent connections with IV lines and inadvertent disconnections of components of the system spanning the dispensing container through the infusion catheter.  NUTRI-LOK, patent pending, was launched to the market in January 2007.  In October 2007, UTMD added dispensing syringes with interlocking connectors to its NUTRI-CATH/NUTRI-LOK family of devices.  In 2008, UTMD expanded the NUTRI-LOK system with specialty extension sets for GI tubes and for continuous connection to a fluid pump. In 2009, UTMD added a Kangaroo bag for larger feeds along with other NUTRI-LOK accessories.

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

In 2010, UTMD will continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most developmentally-friendly NICU specialty products in the medical device industry.  In addition to products already offered and being developed internally, UTMD will look to continue to expand sales through international distribution arrangements, and through selective complementary product acquisitions.

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

UTMD’s LETZ System includes patented disposable electrodes, the patented FINESSE® electrosurgical generator, and other miscellaneous components.  A disposable loop electrode used to excise the tissue specimen is a pencil-like tube with a thin tungsten wire loop attached.  The loop is available in varying sizes and includes a patented Safe-T-Gauge® that can be positioned so the physician can accurately colposcopically monitor the amount of tissue being excised. Excising too much tissue can compromise fertility and result in premature birth. UTMD continues to augment its specialty electrodes.  For example, the Company introduced a patented conization electrode for deep endocervical disease called C-LETZ®, designed to limit the removal of healthy tissue margins that might compromise adequate cervical function.  UTMD also will continue to provide adapters and other components which allow its market-leading specialty electrodes to be used with other manufacturers’ electrosurgical generators.  The FINESSE electrosurgical generator is the only generator on the market that contains an integral smoke evacuator, required to filter smoke and vapors that contain potentially hazardous particulate material produced during electrosurgery.

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
UTMD has FDA clearance to market its electrosurgical system and tools for use in general surgery applications, including dermatology, plastic surgery and otolaryngology.  In 2002, UTMD introduced a product line of ultra-fine tipped microdissection needles, called OptiMicro™ Needles.  These electrosurgical needles are particularly useful in small-scale plastic and reconstructive surgery applications.  In 2009, UTMD added extended length OptiMicro needle versions useful in certain head and neck procedures. FILTRESSE is a stand-alone surgical smoke filtration system that combines high filtration efficiency, low cost and convenient use in a surgical office setting. Other electrosurgery tools and accessories include disposable electrosurgical pens, dispersive pads, footswitches, filter packs, speculums, retractors, forceps, tenacula and hooks.  UTMD acquired the distribution rights to a unique reusable four-way expander system which facilitates access to, and visualization of, the cervix, eliminating the need for less effective specula and lateral retractors.  In 2007, UTMD developed OptiSpec®, a patented ultra-bright light for cervical visualization without physician distraction during exams, pap smears and other vaginal procedures requiring direct cervical visualization without the use of a colposcope. In late 2009, UTMD entered into a distribution agreement for the CompuMed anesthesia injection system for providing computer-controlled, accurate, and pain-free injection of Lidocaine in LETZ procedures.

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

The Company believes that the DELTRAN DPT which it designed over twenty years ago (original patents have expired), and currently manufactures, remains the standard in terms of accuracy, reliability and ease of use.  UTMD has an automated assembly line which allows the Company to effectively compete with larger suppliers on the basis of consistent quality and low manufacturing costs.  Introduced in 1998, the DELTRAN PLUS provides a closed system for blood sampling, without the use of needles, reducing the risk of an unwanted infection for both the patient and the practitioner.  In 2009, in conjunction with its other NICU devices, UTMD continued to configure neonatal Deltran custom kits which satisfy the special needs of conserving limited blood volume and protecting the neonate from infection.

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

MARKETING and COMPETITION

UTMD divides its sales into three categories: 1) “domestic direct sales” which are sales to U.S. end user customers directly from UTMD or through medical supply distributors, 2) “domestic OEM sales” which are component sales to other companies in the U.S. where products are packaged and resold as part of another company’s finished product offerings and 3) “international sales” which are finished device and component sales to entities outside the U.S.

1)  Domestic direct sales.
For domestic direct sales, which in 2009 represented 66% of total consolidated worldwide sales, marketing efforts are complex and fragmented.  UTMD’s marketing focus is with clinicians who take responsibility for obtaining optimal patient care outcomes, primarily through clinical meetings and trade shows.  In competitive bidding processes, UTMD works primarily with administrators who are responsible for hospital purchasing decisions.

UTMD competes primarily on the basis of improved patient safety and reliable device performance in the hands of a trained clinician.  A number of UTMD’s devices are strong brands because they are well-recognized by clinicians as clinically different and have been in use for decades.  UTMD’s broad offering of finished devices is comprised of dozens of specialty device types.  Although there may be only a few competitors for each type, in the aggregate UTMD has dozens of U.S. medical device competitors.  There are at least two competitors with significant market share for each of UTMD’s device types.

As a general rule, because of UTMD’s differences in design and manufacturing reliability, competitors’ devices represent substitutes rather than equivalent devices.  The Company’s primary marketing challenge is to keep its customers focused on those differences and their important clinical benefits.  In recent years, UTMD’s access to hospital clinicians has become increasingly restricted and the involvement of clinicians in medical device purchasing decisions, which is critical to the Company’s success, has declined.

2)  Domestic OEM sales.
In 2009, UTMD sold components and finished devices to 160 other companies in the U.S., representing about 6% of total sales.  Ten percent of these customers represented 68% of UTMD’s 2009 OEM sales.  For over 30 years, the Company has utilized its manufacturing capabilities and engineering know-how to produce high quality components for other companies.  Because it is well-known in that regard, UTMD does not actively market its OEM business.  UTMD’s website, which lists its capabilities, is often the basis for contacts for new OEM work.

Although there are hundreds of manufacturers in the U.S. with similar manufacturing capabilities, UTMD’s primary competition comes from East Europe, India and China device component manufacturers which have much lower wage rate structures.  To the extent that the U.S. Dollar gains strength in any period of time against foreign currencies, UTMD’s ability to be cost-competitive with foreign manufacturers is additionally diminished.

3)  International sales.
With a few exceptions, UTMD’s international sales are to other companies and distributors, not to clinical users.  UTMD relies on those third party representatives to market its products in their geographic territories.  In 2009, sales to 324 international customers represented 28% of total sales.

UTMD’s marketing efforts focus on soliciting new distribution partners in geographic areas where it lacks adequate representation.  UTMD’s website provides information that frequently results in unsolicited contacts from foreign entities.  The Company has thousands of competitors worldwide.  Because UTMD primarily conducts its international business through third parties, it is not able to identify which sales are for direct clinical users and which are OEM.

DISTRIBUTION

An important success factor in the current healthcare industry is access to customers.  Although the U.S. hospital supplier environment has been consolidating as a result of group purchasing organizations (GPOs), or their equivalents, the financial relationships and true benefits for hospitals has come under increased scrutiny, both by hospitals’ managements themselves and by the government.  As a potential positive factor to UTMD’s future performance, the increased scrutiny may lead to an understanding consistent with UTMD’s belief that hospitals are not currently saving money under the GPO contracts.

In addition, the longer term overall cost of care will continue to increase, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace as a result of unnecessary regulatory and other administrative burdens.  The length of time and number of administrative steps required in evaluating new products for use in hospitals has grown substantially in recent years.  As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for existing products.  UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company’s approach or demand too great a financial or administrative burden.

In the U.S., UTMD sells its products through its own directly employed sales force and through selective independent manufacturer representatives.  The direct representatives concentrate on applications for UTMD products where customer training and support may be important.  As of February 2010, the direct sales force is comprised both of “outside” representatives operating remotely in specific geographic areas, and “inside” representatives who operate primarily by telephone from corporate offices.  Direct representatives are trained to understand the medical procedures being performed within UTMD’s clinical focus.  Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems.  In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs.

When hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors currently comprise about 10% of total domestic direct sales.  In contrast, thirteen years ago, national distributors and independent stocking distributors in the U.S. represented more than 65% of UTMD’s direct domestic Ob/Gyn and Neonatal products business.

  In addition to the above traditional sales approaches, UTMD encourages customers to take advantage of fast and easy online ordering at https://storefront.utahmed.com. UTMD introduced this advanced “portal” website in 2006. It provides a convenient and secure method for placing orders, allows the customer to easily monitor the status of orders and shipments, simplifies the reordering process and gives quick access to account information.

Additionally, UTMD sells component parts to other companies for use with their product lines.  This OEM distribution channel effort is simply maximizing utilization of manufacturing capabilities that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD’s direct distribution and marketing programs.

Internationally, the Company sells its products through over 300 regional distributors and OEMs (other medical device manufacturers and/or distributors).  The international business is driven by the initiative and resourcefulness of those independent distributors.  UTMD’s Internet website www.utahmed.com is a frequent conduit for international customer inquiries.

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

UTMD’s current product development projects are in three areas of focus: 1) labor & delivery, 2) neonatal intensive care, and 3) specialized procedures for the assessment and treatment of cervical/uterine disease.  Internal product development expenses are expected to be in the range of 1-2% of sales in 2010.  In 2009, 2008 and 2007 respectively, new product development expenses were $361 (1.4% of sales), $359 (1.3% of sales) and $382 (1.3% of sales).

EMPLOYEES

At December 31, 2009, the Company had 165 employees, and an additional six contract employees.  The contract employees represent UTMD’s desire to provide handicapped persons additional work opportunities, hired through the Utah state-supported Work Activity Center.  The average tenure of UTMD’s employees is over eleven years, which conveys an important benefit due to the level of training required to produce consistently high quality medical devices.  The Company's continued success will depend to a large extent upon its ability to retain skilled employees.  No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which reliable, creative and high achieving people wish to work.

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

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company owns or exclusively licenses twenty-one unexpired patents, has four patents pending and is the licensee of certain other technology.  There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns twenty-five U.S. registered trademarks which have achieved brand recognition.

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

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2009, ongoing royalties included in cost of goods sold were $2.  Other royalties have been previously paid as a lump sum, or were incorporated into the price of acquisitions or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  UTMD’s future financial performance may also depend on the marketing ability of other companies that license UTMD’s technology.  During 2009 the Company did not receive royalty income, compared to royalty income of $450 received in both 2008 and 2007. The patents expired in late 2008 under which the $450 annual royalty income of the previous years was received.

GOVERNMENT REGULATION

UTMD's products and manufacturing processes are subject to regulation by the U.S. Food & Drug Administration (“FDA”), as well as other regulatory bodies globally.  The FDA has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of medical devices in the U.S.  In addition, requirements exist under other federal laws and under state, local and foreign statutes that may apply to the manufacturing and marketing of the Company's medical devices.

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

In 1994, UTMD received certification of its quality system under the ISO9001/EN46001 standards (“ISO” stands for “International Organization of Standardization”) which it maintained until December 2003.  In October 2003, UTMD’s Utah facility was certified under the more stringent ISO13485 standard for medical devices. UTMD’s Ireland facility was certified under the concomitant ISO13488 standard.  In July 2006, both facility ISO certifications were upgraded to the even more stringent ISO13485:2003 standards, which continue to be maintained.  UTMD remains on a continuous periodic audit schedule by its independent notified body in order to stay current with international regulatory standards, and retain its certification. The most recent audit was conducted in January 2010. UTMD has received CE Mark certifications (demonstrates proof of compliance with the European Community’s ISO standards) for essentially all of its products.  The U.S. FDA QSR was developed in harmony with the ISO standards.

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

EXPORTS

UTMD continues to regard the international marketplace as an important element of its growth strategy.   UTMD is keenly aware that not only are international markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used.  In 1996 UTMD completed construction of a manufacturing facility in Athlone, County Westmeath, Ireland.  The facility offers a number of advantages: 1) from a marketing point of view, better response to European Union customers, including a better understanding of customer needs, less costly distribution and duty-free access to 500 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity for existing U.S. facilities.

Revenues from customers outside the U.S. in 2009 were $7,291 (28% of total sales), compared to $8,668 (31% of total sales) in 2008 and $8,576 (30% of total sales) in 2007.  International sales in 2009 declined $1,377 or 16% compared to 2008.  This was due primarily to the 2009 decline of $1,588 in sales to its previously largest international customer.

Blood pressure monitoring devices represented 50% of 2009 international sales, compared to 58% in both 2008 and 2007.  International Ob/Gyn and neonatal product sales were $3,614 in 2009, compared to $3,612 in 2008 and $3,586 in 2007.  For financial information by geographic area, please see notes 1, 5, 8 and 10 to the Consolidated Financial Statements.

BACKLOG

“Backlog” is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD’s business requires fast response to customer orders.  Virtually all direct shipments to end users are accomplished within a few days of receipt of customer purchase orders.  Consequently, UTMD’s backlog at any point in time is comprised mainly of orders from OEM and international customers, which purchase in larger quantities at less frequent intervals.  Backlog shippable in less than 90 days was $589 as of January 1, 2010, $685 as of January 1, 2009 and $823 as of January 1, 2008.  The lower backlog at the beginning of 2010 reflects a lack of beginning backlog from UTMD’s largest international customer in 2008.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device business because devices are frequently used in inherently risky situations to help physicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit against a company where an individual plaintiff suffers permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists.  However, no such damages have been awarded against UTMD in its 31 year history.

UTMD is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its defense should any lawsuits be filed.  The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.  Over the time span of the last seventeen years, UTMD has been named as a defendant, along with each attending physician and hospital, in four lawsuits which involved a patient injury.  All four were related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used by the surgeon.  The VADS devices in all four cases did conform to specifications.  UTMD was ultimately dismissed as a defendant in all of the lawsuits, and legal costs were not material to performance.  During the referenced seventeen year period of time, in which more than 20 million UTMD finished devices were used, no other UTMD product was the subject of a patient injury which resulted in a lawsuit.  However, UTMD was named as the defendant in one other lawsuit regarding the use of its endometrial biopsy device where there was no evidence of patient injury. The lawsuit was settled for an immaterial amount to avoid the diversion of management time and substantial costs of litigation, even though UTMD was confident that the case was without merit.  In the current tort system in the U.S., frivolous product liability cases do get filed where attorneys calculate that a company will find it cheaper to settle for some nominal amount in lieu of substantial defense costs of going to court.

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

ITEM 1A – RISK FACTORS

Legislative healthcare reform could add a substantial excise tax, increase administrative costs and decrease revenues:
The healthcare “reform” initiatives of the current federal government administration in the United States make the U.S. medical device marketplace unpredictable, particularly for the thousands of small medical device manufacturers including UTMD that do not have the overhead structure that the large companies can afford.  To the extent that the government places additional burdens on small medical device companies in the form of additional taxes or additional bureaucratic paperwork, the result is likely to be negative for UTMD’s ability to effectively compete and support continued investments in new product development and marketing of specialty devices.

Increasing regulatory burdens may result in significant loss of revenue, unpredictable costs and loss of management focus on helping the Company thrive:
The Company’s experience in 2001-2005, when the FDA sought to shut it down highlights the ongoing risk of being subject to a regulatory environment which can be arbitrary and capricious.  The risks associated with such a circumstance relate not only to the substantial costs of litigation in millions of dollars, but also loss of business, the diversion of attention of key employees for an extended period of time from new product development and routine quality control management activities, and a tremendous psychological and emotional toll on employees.

Since the FDA reserves to itself the interpretation of which vague industry standards comprise law at any point in time, it is impossible for any medical device manufacturer to ever be confident that it is operating within the Agency’s version of the law.  The result is that companies, including UTMD are considered guilty prior to proving their innocence.  New premarketing submission rules may increase development costs and result in delays to revenues from new or improved products.

The growth of Group Purchasing Organizations adds non-productive costs, typically weakens the Company’s marketing and sales efforts and may result in lower revenues:
GPOs, theoretically acting as bargaining agents for member hospitals, but actually collecting revenues from the companies that they are negotiating with, have made a concerted effort to turn medical devices that convey special patient safety advantages and better health outcomes, like UTMD’s, into commodities. GPOs have been granted an antitrust exemption by the U.S. Congress. Otherwise, their business model based on “kickbacks” would be a violation of law.  These bureaucratic entities do not recognize the overall cost of care as it relates to safety and effectiveness of devices, and they create a substantial administrative burden that is primarily related to collection of their administrative fees.

As the healthcare industry becomes increasingly bureaucratic it puts smaller companies like UTMD at a competitive disadvantage:
An aging population and an extended economic recession are placing greater burdens on healthcare systems, particularly hospitals.  The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years.  Smaller companies like UTMD typically do not have the administrative resources to deal with broad new administrative requirements, resulting in either loss of revenue or increased costs.  As UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for preexisting products, particularly from competitors which offer hospitals a broader range of products.  Restrictions used by hospital administrators to limit clinician involvement in device purchasing decisions makes communicating UTMD’s clinical advantages much more difficult.

A product liability lawsuit could result in significant legal expenses and a large award against the Company:
UTMD’s devices are frequently used in inherently risky situations to help physicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit where an individual plaintiff suffers permanent physical injury, the possibility of a large award for damages exists whether or not a causal relationship exists.

The Company’s reliance on third parties to market its products overseas results in less predictable international revenues:
UTMD’s international distributors have varying expertise in marketing and selling specialty medical devices.  They also sell other devices that may result in less focus on the Company’s products.

The loss of one or more key employees could negatively affect UTMD performance:
In a small company with limited resources, the distraction or loss of key personnel at any point in time may be disruptive to performance.  The Company’s benefits programs are key to recruiting and retaining talented employees.  The rapid increase in UTMD’s employee healthcare plan costs, for example, may cause the Company to have to reduce coverages which in turn represents a risk to retaining key employees.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

Office and Manufacturing Facilities.
At the beginning of 2010, the Company's operations were located in a 92,000 square foot facility in Midvale, Utah, a suburb of Salt Lake City, a 20,000 square foot facility in Redmond, Oregon and a 77,000 square foot facility in Athlone, County Westmeath, Ireland.  The Company is in the process of expanding its Midvale facility by 10,000 square feet which will allow it to consolidate its Oregon molding operations and let the lease on the Oregon facility expire on May 31, 2010. After consolidation, UTMD will own all of its property and facilities, with the exception of a long-term lease with 22 years remaining on one section of its Midvale parking lot.

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

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
UTMD's common stock trades on the NASDAQ Global Market (symbol:UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2009		2008
	High	Low	High	Low
1st Quarter	$24.90	$21.31	$32.35	$27.13
2nd Quarter	26.87	20.14	30.05	26.80
3rd Quarter	30.01	26.11	30.01	24.96
4th Quarter	30.21	27.80	29.77	20.04

Stockholders.
The approximate number of beneficial stockholders of UTMD’s common stock as of March 5, 2010 was 2,200.

Dividends.
The following sets forth cash dividends declared or paid during the past two years:

Record Date	Payable Date	Per Share Amount
December 14, 2007	January 3, 2008	$0.225
March 14, 2008	April 3, 2008	0.225
June 16, 2008	July 3, 2008	0.225
September 15, 2008	October 3, 2008	0.225
December 16, 2008	December 30, 2008	0.23
March 13, 2009	April 3, 2009	0.23
June 16. 2009	July 6, 2009	0.23
September 16, 2009	October 5, 2009	0.23
December 16, 2009	December 30, 2009	0.235

2008 total paid		$1.13

2009 total paid		$0.925

Issuer Purchases of Equity Securities.
UTMD did not purchase any of its own securities during fourth quarter 2009.

ITEM 6 - SELECTED FINANCIAL DATA
Dollar amounts are in thousands, except per share data.

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2009, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report.  The selected consolidated financial data should be read in conjunction with UTMD’s Consolidated Financial Statements and the notes included elsewhere in this report.

	Year Ended December 31
	2009	2008	2007	2006	2005
Net Sales	$25,916	$27,782	$28,502	$28,753	$27,692
Net Income	6,258	7,205	7,905	8,168	7,547
Earnings Per Common Share (Diluted)	1.72	1.86	1.98	2.02	1.80
Total Assets	41,754	38,821	45,986	44,187	41,642
Working Capital	24,472	21,511	26,767	25,030	22,230
Long-term Debt	1,403	1,828	3,689	4,383	4,883
Cash Dividends Per Common Share	0.925	1.13	0.87	0.74	0.61

	Quarterly Data for 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$6,445	$6,305	$6,673	$6,493
Gross Profit	3,500	3,335	3,500	3,455
Net Income	1,592	1,504	1,615	1,547
Earnings Per Common Share (Diluted)	.44	.42	.44	.42

	Quarterly Data for 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$6,890	$7,115	$7,181	$6,596
Gross Profit	3,750	3,921	3,937	3,410
Net Income	1,891	1,917	1,820	1,577
Earnings Per Common Share (Diluted)	.48	.49	.47	.42

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollar amounts are in thousands except per-share amounts and where noted.

The following comments should be read in conjunction with the accompanying financial statements.

Overview
Despite a 7% decline in consolidated sales and eps in 2009, UTMD continued excellent overall profitability. The profitability allowed the Company to achieve its ROE objective, and continue UTMD’s consistent long-term program of providing excellent shareholder returns including payment of dividends and share repurchases.  Measures of the Company’s liquidity and overall financial condition improved in 2009 on an already strong condition at the end of 2008. For example, UTMD’s current ratio (current assets to current liabilities) increased to 15, and its total debt ratio (total liabilities to total assets) decreased to 9%.  Ending days in accounts receivable were just 43, and A/R over 90 days from invoice date were 2% of total receivables.

Consolidated global sales were down $1,865.  Most of the decline was due to weaker international business.  Whereas international sales increased at an annually compounded rate of 9% for the previous four years, they were down 16% in 2009.  Sales in 2009 to UTMD’s largest international customer in 2008 were down $1,588, accounting for 85% of the net total sales decline.  UTMD expects that a partial recovery in sales to this international customer, based on orders already received in 2010, will allow international sales to once again lead sales growth in 2010.  Notwithstanding, there are a number of significant risk factors that may negatively impact UTMD’s international sales in 2010, with an unpredictable magnitude: 1) the liquidity of UTMD’s trading partners, 2) the strength and timing of economic recovery in overseas markets, 3) the value of the U.S. Dollar in foreign exchange, 4) changes in U.S. government trade policies and the resulting reactions of other governments, particularly if the U.S. becomes more protectionist, and 5) changes in international regulatory requirements and possible restrictions for medical devices, particularly in China, among other factors.

UTMD’s Ireland subsidiary shipped 43% of UTMD’s total international sales in 2009 compared to 46% in 2008. This represented 12% of UTMD’s global sales in 2009, and created 4% of UTMD’s consolidated earnings before income taxes (EBT).  This compares to 14% of global sales and 8% of EBT in 2008.  After a year of coping with excess resources, UTMD did reduce the size of its workforce in Ireland by 16% near the end of 2009, which it believes, combined with higher sales in 2010, will return UTMD Ireland profitability closer to 2008 results.

Domestic sales, comprised of domestic OEM and domestic direct sales, declined $488 or about 3%.  The domestic OEM sales were down because sales of molded components to customers outside the medical device industry by UTMD’s Oregon facility were down 18%.  The Oregon OEM sales, which at about 1-2% of total sales have been a small part of UTMD’s business, have been useful in covering the extra overhead costs in Oregon.  UTMD’s Utah OEM sales in 2009 were up 4%.  The consolidation of the Oregon operations into Utah during the first half of 2010 will lead to better U.S. manufacturing overhead absorption and improved gross profit margins beginning later in 2010.   Domestic direct sales declined $461, also by 3%.  This was primarily due to a continued decline in sales of UTMD’s flagship intrauterine pressure monitoring device used in L&D units of hospitals, Intran Plus.  Domestic Intran sales were down $494 or 10% compared to 2008. There were three reasons for the decline: 1) lower utilization rates of IUPCs which are used to actively manage vaginal births, as evidenced by higher C-section rates in the U.S., 2) restrictive group purchasing organization (GPO) contracts that require member hospitals to buy cheaper devices without regard for physician preference or total costs of care including complications, and 3) lower average selling prices for Intran Plus in response to a competitive environment.  The last reason explained only a half percentage point of the ten percent decline.

After noting that declining utilization rates of specialty medical devices in U.S. hospitals may be a more permanent phenomenon for the foreseeable future, UTMD also reduced its manufacturing workforce in Utah by 6% in second half  2009. The financial benefit of this Utah reduction began to be realized in gross profit margins in late 4Q 2009.  UTMD also increased its capital spending for manufacturing tooling and equipment in 2009 by about $200 relative to 2008, which will help lower manufacturing costs in 2010.

In response to restrictive GPO practices, increasing hospital administration limitations on face-to-face meetings with clinicians and changing medical device sourcing and ordering practices, UTMD’s sales and marketing resources have been restructured to meet the changing conditions.  As a result, operating expenses in 2009 were less than 17% of sales, and will be similarly managed in 2010.

Net profits in 2009 were substantially squeezed by $240 lower non-operating income compared to 2008, and a higher income tax provision rate which was more than one and a half percentage points of EBT (earnings before taxes) higher than in 2008.  The lower non-operating income resulted primarily from lower interest rates on UTMD’s excess cash deposits and lack of royalty income. The higher tax provision rate was due primarily to a smaller portion of consolidated taxable income generated in Ireland at lower income tax rates. Due to a slow economic recovery, UTMD expects that its non-operating income may be even lower in 2010, but still targets a net profit margin of about 24% of sales in 2010.

Productivity of Assets and Working Capital.
a)  Assets.  Year-end 2009 total assets were $41,754 compared to $38,821 in 2008. The increase was due primarily to a $3,231 increase in cash and investments provided by profitable operations.  In 2009, UTMD repurchased 5,400 of its shares for $116 and paid $3,337 in dividends to shareholders.  In 2008, UTMD used its cash to repurchase 320,900 of its shares for $7,792 and pay $4,329 in dividends to shareholders.  2009 productivity of total assets (average total asset turns = total sales divided by average total assets for the year) was 64% compared to 66% in 2008.  Both years’ asset turns were diminished by UTMD’s substantial cash-equivalent balances. Year-end 2009 and 2008 cash and investment balances were $19,255 and $16,025, representing 46% and 42% of total assets, respectively.  UTMD also used its cash generated in Ireland in 2009 to reduce the principle balance of the Ireland subsidiary loan by $425. Excluding average cash and investment balances, average total asset turns were 1.1 in 2009 compared to 1.2 in 2008.  In 2010, total assets excluding cash and investment balances are expected to remain less than annual sales, which benefits return on average shareholders equity (ROE).  Mitigating the increase in assets was a $361 decrease in receivables due to lower sales activity and better A/R collections performance.

Property, plant and equipment (PP&E) assets are comprised of Utah, Oregon and Ireland manufacturing molds, production tooling and equipment, test equipment, computer/communications equipment and software and the Utah and Ireland facilities.  UTMD leases the Oregon facility as a result of the 1997 CMI acquisition, and a portion of its Midvale, Utah parking lot.  In 2009, net consolidated PP&E (depreciated book value of all fixed assets) increased $6 as a result of $555 in depreciation, capital expenditures of $466 and the effect of currency exchange rates on PP&E in Ireland.  The net book value of PP&E in the U.S. increased $21, and in Ireland decreased $15.  The year-end 2009 net book value (after accumulated depreciation) of consolidated PP&E was 32% of actual acquisition cost.  Since UTMD’s PP&E is in good working order and capable of supporting increased sales activity, the continued productivity of fixed assets will remain a source of future profitability.  In 2010, the Utah facility will be expanded to house the transfer of Oregon equipment. As a result, new PP&E purchases are expected to exceed depreciation of fixed assets by as much as $700.

Average 2009 inventory turns were 3.6 despite lower sales.  Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances decreased $292 or about 9% while 2009 sales activity decreased 7%.  The resulting average days in A/R on December 31, 2009 of 43 days, based on 4Q 2009 shipments, was down significantly from 46 days at the end of 2008. This performance remained well within management’s continuing objective of 55 days.  A/R over 90 days from invoice date at year-end 2009 were 2% of total A/R, down from 3% at the end of 2008.  The Company believes the older A/R will be collected or are within its reserve balances for uncollectible accounts.

Working capital at year-end 2009 was $24,472 compared to $21,511 at year-end 2008.  Both of those amounts exceed UTMD’s working capital needs for internally financing growth in normal operations. UTMD’s current ratio increased to 14.9 from 13.2 due to a $2,953 (13%) increase in current assets while current liabilities remained about the same.  Cash and investments increased a combined $3,231after falling $6,348 during 2008.  The primary difference was UTMD’s use of just $116 in 2009 to repurchase its own shares, compared to $7,792 used during 2008 to repurchase shares.  Although the current ratio in 2010 may be diminished by use of cash for share repurchases or an acquisition or other substantial investment in PP&E, UTMD expects that current assets will continue to be a healthy multiple of current liabilities.

Net (after accumulated amortization) intangible assets, which are comprised of goodwill resulting from acquisitions and the costs of obtaining patents and other intellectual property including technology rights, were $7,388 at the end of 2009 compared to $7,415 at the end of 2008. UTMD’s goodwill balance remained at $7,191. Under current GAAP, goodwill is not expensed unless and until the market value of the acquired entity becomes impaired. The three acquisitions of 1997, 1998 and 2004 continue to be viable parts of UTMD’s overall business, representing 39% of total sales in 2009 when including derivative new devices that ensued the acquisitions. UTMD does not expect the current intangible value of goodwill associated with the acquisitions to become impaired in 2010.  Purchases of other intangibles of $8 in 2009 were offset by $34 in amortization expense. Net intangible assets at the end of 2009 represented 18% of total assets compared to 19% at the end of 2008.

b) Liabilities.  In 2009, UTMD’s total liabilities decreased $243 from the end of 2008.  The resulting 2009-ending total debt ratio was 9%.  Total liabilities decreased by 6% while total assets increased by 8%. The total debt ratio was 10% at the end of 2008. Current liabilities remained about the same as at the end of 2008.  The Ireland subsidiary note payable, which is payable in Euros, declined $426 in USD book value compared to actual principal payments of $463.  The difference results from currency exchange in the value of the USD compared to the Euro. In Euro terms (all Euro amounts in this report are in thousands), the note payable declined 22% from €1,485 at the end of 2008 to €1,158 at the end of 2009.  As a reminder to shareholders, the note was initiated in December 2005 to finance repatriation of profits achieved in Ireland since 1996 through 2005 under The American Jobs Creation Act of 2004.  UTMD Ltd. (Ireland) estimates that it will repay this note from profits generated by its operations over the next three to four years.  In addition to liabilities on the balance sheet, UTMD has operating lease and purchase obligations described in note 7.

Results of Operations.
a)    Revenues.  Global consolidated sales in 2009 were $25,916, compared to $27,782 in 2008 and $28,502 in 2007.

Domestic sales were $18,625 in 2009, compared to $19,113 in 2008 and $19,926 in 2007. UTMD divides its domestic sales into two distribution categories: “direct sales” which are sales to end user customers by UTMD’s direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and “OEM sales” which are component sales to other companies where products are packaged and resold as part of another company’s finished product offerings.  As a percentage of total domestic sales, direct domestic sales were 92% in both 2009 and 2008, and 94% in 2007.  Therefore, domestic OEM sales were 8% of total domestic sales in both 2009 and 2008, and 6% in 2007.  Domestic direct sales represented 66% of global consolidated sales in 2009, compared to 63% in 2008 and 66% in 2007.

International (foreign) sales in 2009 were $7,291 compared to $8,668 in 2008 and $8,576 in 2007.  International sales were 28% of global consolidated sales in 2009, 31% in 2008 and 30% in 2007.  Of the 2009 international sales, 42% were to customers in Europe compared to 55% in both 2008 and 2007.  Ireland operations (UTMD Ltd.) shipped 43% of international sales (in USD terms) in 2009, compared to 46% in 2008 and 51% in 2007.  UTMD Ltd. trade shipments were down 16% in Euro terms, and down 21% in USD terms, in 2009 compared to 2008.

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

Global revenues by product category:
	2009	%	2008	%	2007	%
Obstetrics	$6,543	25	$7,054	25	$8,473	30
Gynecology/ Electrosurgery/ Urology	6,220	22	6,157	22	6,143	21
Neonatal	7,252	27	7,334	27	7,062	25
Blood Pressure Monitoring and Accessories*	5,902	26	7,236	26	6,824	24
Total:	$25,916	100	$27,782	100	$28,502	100
*includes molded components sold to OEM customers.

International revenues by product category:
	2009	%	2008	%	2007	%
Obstetrics	$614	7	$572	7	$881	10
Gynecology/ Electrosurgery/ Urology	2,088	25	2,193	25	1,944	23
Neonatal	912	10	847	10	761	9
Blood Pressure Monitoring and Accessories*	3,677	58	5,056	58	4,990	58
Total:	$7,291	100	$8,668	100	$8,576	100
*includes molded components sold to OEM customers.

As a summary description of revenues in the above tables:

1.  Obstetrics.  The $512 decline in total obstetrics (L&D) device sales in 2009 was primarily the result of the restrictive effects of U.S. GPO administrative agreements.  For example, GPO restrictions included a sole source contract consummated by HealthTrust Purchasing Group (HPG) with a UTMD competitor for IUPCs and VADS which took effect on September 1, 2007.  These specialty catheters and surgical tools are clearly in the category of “clinician preference products.”  The HPG sole source agreement violates the mandate by the U.S. Senate Judiciary Antitrust Subcommittee in April 2002 that GPOs only allow multi-source contracting for clinician-preference products, as well as the ensuing “Healthcare Group Purchasing Industry Initiative” code of ethics, of which HPG was a founding member. It also represented a violation of HPG’s own code of ethics, which states in Section HPG.008, “No GPO should come between hospital administration and their physicians when it comes to the choice of medical devices needed to treat the patient.  To this end, HealthTrust offers a complete line of contracts in these areas [clinician-preference products] that provides substantial choice to our members and their physicians.”  In the U.S., 2009 sales of Intran Plus intrauterine pressure catheters (IUPCs) declined $494 and sales of CMI vacuum-assisted delivery systems (VADS) declined $104. About 5% of the IUPC decline resulted from lower prices.  The silver lining of this decline is that the Company’s reliance on a single product is much less concentrated; i.e., in 2009, U.S. IUPC sales were 16% of total sales compared to 2004 when U.S. IUPC sales were 31% of total sales.

2.  Domestic gynecology/ electrosurgery/ urology (ES/gyn) product sales increased $168 (4%), while International ES/gyn sales declined $105 (5%).  As a result of the 2007 American Society for Colposcopy and Cervical Pathology (ASCCP) revised guidelines for the treatment of cervical intraepithelial neoplasia, which advised greater monitoring of lower grade lesions in lieu of surgical treatment, UTMD observed approximately a 10% decline in use of LETZ electrodes from a consistent gynecology customer base.  The effect of the new guidelines now seems to have stabilized.

3.  Neonatal critical care device (NICU) sales increased $64 (8%) internationally and decreased $147 (2%) in the U.S.  In the U.S., because products in this category are sold to hospitals, sales are affected by GPO restrictions.  However, because NICU devices are more diverse and lower volume than in L&D, and because of the special nature of the patients, UTMD believes that clinicians remain more heavily involved in product selection.  Therefore, U.S. GPO administrative deals are less of a challenge in supplying specialty NICU devices than for L&D.

4.  Blood pressure monitoring and accessories (BPM).   U.S. BPM sales increased $44 (2%), while international BPM sales decreased $1,379 (27%). Sales in 2009 to UTMD’s largest 2008 international customer were down by $1,588, representing about 85% of UTMD’s total sales decline of $1,865.  Virtually all of UTMD’s domestic OEM sales were included in the BPM category in 2009.  Domestic OEM sales decreased $38 (3%) compared to 2008.  This category includes molded components (some of which are not related to medical devices) sold to other companies for use in their products.  In contrast to the other product categories, international sales of BPM devices comprise most (62% in 2009 and 70% in 2008) of UTMD’s BPM sales.  UTMD’s BPM sales depend heavily on successful marketing by international distributors and OEMs.  Due to a stronger US Dollar and a general economic downturn, UTMD experienced slowing of international distributor orders for BPM products in 2009.  Mainly because UTMD’s largest 2008 international customer started ordering BPM kits again in late 2009, UTMD expects an increase in international BPM sales in 2010.

Looking forward to 2010, UTMD’s improvement in domestic direct sales depends on its ability to obtain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are making the product decisions through the use of GPOs contracts awarded on bases which may not adequately take into consideration the total cost of patient care, which includes complication rates and longer term health outcomes.  An important factor in UTMD’s ability to compete in this administratively cumbersome environment is its continuing ability to develop devices that are clearly differentiated on the basis of patient safety and better health outcomes.  Excluding the possibility of acquisition of a new product line with established sales, management projects overall revenues in 2010 about the same as in 2009.  This assumes a continued decline in U.S. hospital utilization rates of specialty medical devices and an increase in international sales of about 3%.

b)  Gross Profit.  UTMD’s 2009 gross profit, the surplus after subtracting costs of manufacturing, inspecting, packaging, sterilizing and shipping products from net revenues, was $13,789 compared to $15,018 in 2008 and $15,788 in 2007.  Gross profit margins (GPMs), gross profits expressed as a percentage of net sales, were 53.2% in 2009 compared to 54.1% in 2008 and 55.4% in 2007. The GPM in 2009 was lower for several reasons:
1) Because many of UTMD’s manufacturing overhead expenses are relatively fixed in order to preserve capabilities, the lower consolidated sales activity in 2009 had a higher overhead content.  UTMD did not reduce its experienced workforce until the latter part of the year, hoping for an improvement in demand by customers, particularly for Ireland and Oregon operations.  UTMD maintains facilities and other manufacturing infrastructure well in excess of its current needs, which will help improve GPM when sales do increase.
2) The Ireland subsidiary gross profits were disproportionately lower than total gross profits because the largest loss of sales occurred in Ireland manufactured devices. Adjustments in the workforce did not occur until December 2009.  Ireland subsidiary gross profits in Euros were €436 in 2009 compared to €821 in 2008 and €964 in 2007.  The associated GPMs were 19.5% in 2009, 30.9% in 2008 and 29.3% in 2007.
3)  Because of competition and a number of long term fixed pricing agreements, UTMD had a limited ability to increase its product prices in 2009, at the same time direct labor and direct materials costs increased fairly substantially.

As a result of the transition expenses of consolidating Oregon operations into Utah, continued pricing pressure by U.S. hospitals and growth in sales coming primarily from lower margin international business, UTMD does not expect to achieve expansion in its GPM until 2011.

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

c)     Operating Income.  Operating income is the surplus after operating expenses are subtracted from gross profits.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Combined operating expenses were $4,357 in 2009, compared to $4,629 in 2008 and $5,032 in 2007.  The following table provides a comparison of operating expense categories for the last three years.

	2009	2008	2007
R&D expenses	$361	$359	$382
S&M expenses	1,584	1,816	2,075
G&A – a) litigation expense provision	60	80	127
G&A – b) corporate legal expenses	12	48	15
G&A – c) stock option compensation expense	98	120	95
G&A – d) management bonus accrual	299	148	378
G&A – e) outside accounting audit/tax expenses	123	167	134
G&A – f) all other expenses	1,820	1,891	1,826
G&A expenses – total	2,412	2,454	2,575
Total operating expenses	$4,357	$4,629	$5,032

Operating income in 2009 was $9,432 compared to $10,389 in 2008 and $10,756 in 2007.  UTMD’s operating profit margin (operating income divided by total sales) was 36.4% in 2009, compared to 37.4% in 2008 and 37.7% in 2007.  Looking forward to 2010, UTMD projects an operating margin of about 36%, as it expects minor increases in both revenues and operating expenses.

i)  S&M expenses:  S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, processing orders, paying commissions to outside representatives and funding GPO fees. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.  The largest component of S&M expenses is the cost of directly employing inside representatives and paying commissions to outside reps that solicit product sales and provide customer support across the U.S.  The decline in S&M expenses primarily reflects fewer inside direct sales representatives.  As a percent of total sales, S&M operating expenses were 6.1% in 2009, 6.5% in 2008 and 7.3% in 2007.  In 2010, UTMD intends to hold the ratio of S&M expenses to total sales to about 6%.

ii)  R&D expenses:  R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing premarketing regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes.  As a percent of sales, R&D expenses were 1.4% in 2009 compared to 1.3% in both 2008 and 2007.  UTMD will continue to opportunistically invest in R&D.  In 2010, R&D expenses should remain in the range of 1-2% of sales.

iii)  G&A expenses:  G&A expenses include the “front office” functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, corporate risk management, protection of intellectual property and legal costs.  Aggregate G&A expenses as a percent of sales were 9.3% in 2009, 8.8% in 2008 and 9.0% in 2007. Except for the categories of G&A expenses isolated in the table above, UTMD’s G&A expenses have remained consistent over the last three years. The following lettered items refer to the same G&A subcategories in the table above:

a)	Absent unforeseen litigation, UTMD plans a lower litigation expense provision in 2010.
b)
The higher 2008 corporate legal expenses were essentially due to the legal costs associated with the filing of SEC Form S-3, Registration Statement Under the Securities Act of 1933 that year.  In 2010, UTMD expects routine expenses consistent with those in 2009 and 2007.

c)
Stock option expense in 2009 was calculated using a Black-Scholes pricing model for unvested options.   Please see Note 9 to “Notes to Consolidated Financial Statements” for further explanation.  In 2010, UTMD expects option expense about $10 lower than in 2009.

d)
The main difference in 2008 management bonus accrual compared to 2009 and 2007 was due to the fact that UTMD’s CEO did not receive a 2008 management bonus.  Accrued bonuses in 2010 will continue to depend both on UTMD’s overall performance and each individual’s performance.

e)
UTMD’s personnel, fundamental business activities, internal control systems and financial reporting mechanisms have remained relatively unchanged over the last several years.  UTMD’s costs remain below these expenses incurred by most publicly-traded companies.  Management expects 2010 audit costs will be about the same as 2009 costs.

d)       Non-operating Income, Non-operating Expense and EBT.  Non-operating income (NOI) includes royalties from licensing UTMD’s technology, rent from leasing underutilized property to others, income earned from investing the Company’s excess cash and gains or losses from the sale of assets, offset by non-operating expenses which include interest on the Ireland bank loan, bank service fees and excise taxes.  NOI was $147 in 2009, compared to $388 in 2008 and $1,283 in 2007.

UTMD expects total 2010 NOI will be approximately $50.  That estimate does not include the possibility of a failure of Citibank that would require recognition of a capital loss.  The estimated 2010 NOI may also be lower if UTMD utilizes its invested cash for an acquisition, unexpected litigation costs or substantial share repurchases.

1) Investment of excess cash.  Investment income (including gains and losses on sales) in 2009 was $212, compared to $115 in 2008 and $1,022 in 2007.  In 2009, average interest rates were much lower than prior years.  Capital gains (or losses) and dividends from investments in common stocks were $6 in 2009, ($407) in 2008 and $20 in 2007.  The Company holds investments in Citigroup (C) and General Electric (GE) common stock which together were about $385 below their aggregate purchase price at the end of 2009.  When purchased, these holdings at cost represented less than 3% of UTMD’s total investment portfolio. At the end of 2009, they represented less than one half percent of UTMD’s total investment portfolio. Unless one or both of the companies fail, UTMD will not sell the holdings at current prices, expecting that the current value is immaterial and they may recover somewhat in value.  Therefore, UTMD does not expect an associated NOI loss which impacts 2010 earnings. Currently, 99% of UTMD’s cash investments are being held in interest bearing money market securities yielding about 0.2%.

2) Royalties.  Annual royalties received in 2009 were $0 compared to $450 in both 2008 and 2007.  The 2008 and 2007 royalties came from the license of patents which expired during 2008.  Presently, there are no other patents under which UTMD is receiving royalties from other parties.

3) Interest Expense.  In 2009, UTMD paid $51 in interest expense on the Ireland loan, compared to $198 in 2008 and $270 in 2007.  The interest expense results from borrowing €4.5 million ($5,336) in December 2005 to allow the repatriation of profits generated by UTMD’s Ireland subsidiary since inception in 1996 through 2005.  Due to a lower loan balance as well as expected continued low interest rates, UTMD estimates that its interest expense may be about $10 lower in 2010.

4) Other NOI.  Income received from renting underutilized warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees and excise taxes, was ($14) in 2009, $21 in 2008 and $80 in 2007.  UTMD expects Other NOI will be about $6 in 2010, primarily because of expected lower bank fees.

Earnings before income taxes (EBT) result from adding UTMD’s non-operating income to its operating income. Consolidated EBT was $9,580 in 2009, compared to $10,777 in 2008 and $12,038 in 2007.  EBT margin is EBT divided by total sales.  UTMD’s EBT margin was 37.0% in 2009, 38.8% in 2008 and 42.2% in 2007.  The EBT of UTMD Ltd. was €269 ($380) in 2009, €555 ($861) in 2008 and €734 ($1,006) in 2007. UTMD is targeting consolidated 2010 EBT of about $9,500, as operating income is projected to be similar to 2009 and non-operating income lower, resulting in an EBT margin between 36% and 37%.

e)  Net Income, EPS and ROE.  Net income is EBT minus income taxes, often called the “bottom line”.  Net income was $6,258 in 2009, $7,205 in 2008 and $7,905 in 2007.   The effective consolidated corporate income tax provision rate was 34.7%, 33.1% and 34.3% for the same periods respectively.  Year to year fluctuations in the tax rate may result from:  1) variations in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products and a 25% rate on rental and other types of income; 2) special U.S. tax exclusions such as the manufacturing profit deduction; 3) higher marginal tax rates for EBT above $10 million; and 4) other permanent factors such as R&D tax credits.  Management expects the 2010 consolidated income tax provision rate to be close to the 2009 rate.

UTMD’s net income expressed as a percentage of sales was 24.1% in 2009, 25.9% in 2008 and 27.7% in 2007.  UTMD’s profitability has consistently ranked it in the top performance tier of all U.S. publicly-traded companies, and has been a primary driver for UTMD’s past excellent returns on shareholders’ equity (ROE).

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS were $1.724 in 2009, $1.858 in 2008 and $1.982 in 2007.  If UTMD achieves the projections above, EPS in 2010 will be approximately the same as in 2009.

The 2009-ending weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,630 (in thousands), compared to 3,878 shares in 2008 and 3,989 shares in 2007.  Dilution for “in the money” unexercised options for the year 2009 was 22 shares (in thousands), compared to 35 in 2008 and 62 in 2007.  Actual outstanding common shares as of December 31, 2009 were 3,611,700.

Return on shareholders’ equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholders’ equity during the applicable time period. ROE includes balance sheet measures as well as income statement measures.  ROE for 2009 was 8% (17% before dividends), compared to 10% excluding the fifth dividend payment in 2008, which would normally have been paid in January 2009 (20% before dividends), in 2008 and 12% (21% before dividends) in 2007.  UTMD’s ROE is primarily driven by its high net profit margin, which in 2009 declined to 24.1% from 25.9% in 2008.  ROE was also reduced by a lower debt ratio as UTMD continued to reduce its bank loan balance in Ireland, and by slightly lower total asset turns. UTMD’s ROE (before dividends) has averaged 31% per year over the last 24 years.  This ratio determines how fast the Company can afford to grow without diluting shareholder interest.  For example, a 30% ROE will financially support 30% annual growth in revenues without having to issue more stock.

Looking forward, unless UTMD utilizes its cash to make an acquisition or repurchase shares, 2010 ROE will be lower than 2009 because the 2010 net profit margin is projected to be slightly lower while financial leverage and asset utilization remain about the same.  Retaining a high cash balance which returns less than 1% dilutes overall ROE.

Liquidity and Capital Resources.
Cash Flows.
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, totaled $7,226 in 2009, compared to $7,762 in 2008 and $7,474 in 2007.  Compared to 2008, net cash provided by operating activities in 2009 was lower due to net income being $947 lower than in 2008.  Mitigating that decrease was a $443 larger increase in accrued expenses.  Other changes were generally consistent with effective balance sheet management in the presence of lower sales activity.

The Company’s use of cash for investing activities was primarily as a result of purchases of liquid investments in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  UTMD expended $3,800 in 2009 on such purchases, compared to $2,650 in 2008 and $2,000 in 2007.  In 2009, UTMD received $1,116 from selling short-term investments, compared to $7,792 in 2008 and $2,023 in 2007.  No acquisitions requiring investment of cash were made in any of the three years.

In 2009, UTMD received $132 and issued 14,289 shares of stock upon the exercise of employee stock options.  Employees exercised a total of 16,434 option shares in 2009, with 2,145 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  The Company received a $14 tax benefit from option exercises in 2009.  UTMD repurchased 5,367 shares of stock in the open market at a cost of $116 during 2009.  Option exercises in 2009 were at an average price of $11.30 per share.  Share repurchases in the open market were at an average cost of $21.58 per share, including commissions and fees.  In comparison, in 2008 UTMD received $224 from issuing 18,369 shares of stock on the exercise of employee stock options, including 1,800 shares retired upon optionees trading those shares in payment of the stock option exercise price. In 2007, the Company received $180 from issuing 27,519 shares of stock on the exercise of employee and director stock options, including 7,543 shares retired upon optionees trading those shares in payment of the stock option exercise price. UTMD received a $42 tax benefit in 2008 from option exercises, and a benefit of $60 in 2007.

UTMD did not borrow during 2009, 2008 or 2007.  In December 2005, UTMD’s foreign subsidiary borrowed €4.5 million ($5,336) to allow repatriation (from Ireland to the U.S.) of profits achieved since 1996, per The American Jobs Creation Act of 2004.  In 2008, the Bank of Ireland loan terms were modified to no longer require a guarantee by UTMD’s line of credit in the U.S.  In 2009, UTMD made repayments of $463 on the Ireland note, compared to $1,917 in 2008 and $1,239 in 2007.  Dividends paid to shareholders were higher in 2008 because UTMD accelerated into December 2008 the dividend payment that normally would have been made in 2009, resulting in five dividend payments in 2008.  A similar acceleration was made at the end of 2009, which resulted in four dividend payments in 2009.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  In an uncertain economic environment, UTMD’s cash balances allow management to operate with the long term best interest of shareholders in mind.  Planned 2010 capital expenditures are expected to be higher than during the past three years as UTMD’s Utah facility will be expanded to consolidate operations previously located in Oregon.  In addition, UTMD may use cash in 2010 for selective infusions of technological, marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, acquisitions that may strategically fit UTMD’s business and are accretive to performance.

In summary, management plans to utilize cash not needed to support normal operations in one or a combination of the following:  1) to invest in new facilities and equipment at an opportune time that will enhance future profitability; 2) to make investments in new technology and/or processes;  3) to acquire a product line that will augment revenue growth and better utilize UTMD’s existing infrastructure; and/or  4) to repurchase UTMD shares in the open marketplace.

Management's Outlook.
In summary, in 2010 UTMD plans to
1)  work to retain its significant global market shares of established key specialty products,
2)  accelerate revenue growth of newer products;
3)  develop additional proprietary products helpful to clinicians through internal new product development;
4)  continue achieving excellent overall financial operating performance;
5)  look for accretive acquisitions to augment sales growth;  and
6)  utilize current cash balances in shareholders’ best long-term interest, including continued cash dividends and open market share repurchases when the UTMD share price seems undervalued.

The safety, reliability and performance of UTMD’s medical devices are high and represent significant clinical benefits while providing minimum total cost of care.  In the U.S., UTMD will continue to leverage its reputation as an innovator which will responsively take on challenges to work with clinicians who use its specialty devices. Internationally, where UTMD must depend on the knowledge, focus, relationships and energy of independent distributors, management will continue to closely monitor performance and recruit needed business partners.

UTMD will continue to focus on differentiating itself, especially from commodity-oriented competitors.  UTMD is small, but its employees are experienced and diligent in their work.  UTMD’s passion is in providing innovative clinical solutions that will help reduce health risks, particularly for women and their babies.  The Company has a fundamental focus to do an excellent job in meeting customers’ and patients’ needs, while providing shareholders with excellent returns.

Despite UTMD’s decline in EPS over the last three years, looking back ten years to the end of 1999, UTMD’s EPS have more than doubled and the year-ending share price has more than quadrupled.  Combining this performance with steadily growing dividends since 2004, longer term UTMD shareholders have experienced excellent returns.  In comparison, the NASDAQ Composite, S&P 500 Index and DJIA indices all declined over that same ten year time span.

 In 2009, the year-ending share price increased 34%, essentially regaining the decline which occurred in 2008, primarily near the end of that year. UTMD also increased dividends/share by 2%. This was accomplished in 2009 by UTMD continuing to achieve a high positive cash flow.  UTMD’s balance sheet is strong enough to be able to finance a substantial acquisition in 2010 without issuing stock, should an immediately accretive one become available.  Shareholders may recall that UTMD also has a “shelf” registration that gives it speed and flexibility in obtaining additional financing should an acquisition that exceeds current cash availability become available.  In considering acquisitions, UTMD looks to acquire reasonably valued, cash flow positive companies with established products or technologies that will enhance UTMD’s specialist focus, but not significantly increase business risk and not dilute financial performance.

Off Balance Sheet Arrangements
None

Contractual Obligations
The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2009.  Long-term debt obligations are comprised solely of future payments required to pay off the Ireland note:

Contractual Obligations and Commitments	Total	2010	2011 - 2012	2013 - 2014	2015 and thereafter

Long-term debt obligations	$1,769	$295	$590	$590	$295
Operating lease obligations	904	71	80	80	673
Purchase obligations	1,119	1,088	31	-	-
Total	$3,792	$1,454	$701	$670	$968

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
•
Allowance for doubtful accounts: The majority of the Company’s receivables are with U.S. hospitals and medical device distributors.  Although the Company has historically not had significant write-offs of bad-debt, the possibility exists, particularly with foreign customers where collection efforts can be difficult or in the event of widespread U.S. hospital bankruptcies.

•
Inventory valuation reserves:  The Company strives to maintain a good balance of inventory to 1) meets its customer’s needs and 2) optimize manufacturing lot sizes while 3) not tying-up an unnecessary amount of the Company’s capital increasing the possibility of, among other things, obsolescence.  The Company believes its method of reviewing actual and projected demand for its existing inventory allows it to arrive at a fair inventory valuation reserve. While the Company has historically not had significant inventory write-offs, the possibility exists that one or more of its products may become unexpectedly obsolete for which a reserve has not previously been created. The Company’s historical write-offs have not been materially different from its estimates.

Accounting Policy Changes
In June 2009, the Financial Accounting Standards Board (FASB) changed the hierarchy of U.S. generally accepted accounting principles (“GAAP”) such that the newly released FASB Accounting Standards Codification (“ASC”) will replace other sources of authoritative GAAP with the exception of rules and interpretive releases of the Securities and Exchange Commission, which will continue to be authoritative. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not intended to significantly change GAAP.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in Ireland denominated in the Euro, and sold products under agreements denominated in various Western European currencies.  The Euro and other currencies have been and are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate for the Euro was .6944, .7096 and .6786 per U.S. Dollar as of December 31, 2009, 2008 and 2007, respectively.  Please see note 1 in Item, 8, below under “Translation of Foreign Currencies” for more information.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

The Company's independent registered public accounting firm, Jones Simkins, P.C., has audited the Company's internal control over financial reporting as of December 31, 2009, and its report is shown on the next page.

By:        /s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:         /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited Utah Medical Products, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Utah Medical Products, Inc., and our report dated February 19, 2010 expressed an unqualified opinion.

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Utah Medical Products, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Utah Medical Products, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2010 expressed an unqualified opinion.

/s/ Jones Simkins, P.C.
JONES SIMKINS, P.C.
Logan, Utah
February 19, 2010

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2009 and 2008
(In thousands)
ASSETS	2009	2008
Current assets:
Cash	$410	$97
Investments, available-for-sale (notes 3 and 4)	18,845	15,927
Accounts and other receivables, net (note 2)	3,157	3,517
Inventories (note 2)	3,407	3,275
Prepaid expenses and other current assets	222	214
Deferred income taxes (note 8)	192	248
Total current assets	26,233	23,280

Property and equipment, net (note 5)	8,133	8,127

Goodwill	7,191	7,191

Other intangible assets - net (note 2)	197	223

Total assets	$41,754	$38,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$345	$418
Accrued expenses (note 2)	1,152	1,086
Current portion of note payable (note 6)	264	265
Total current liabilities	1,761	1,768

Note payable (note 6)	1,403	1,828
Deferred income taxes (note 8)	608	420
Total liabilities	3,773	4,016
Commitments and contingencies (notes 7 and 12)	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000 shares authorized, issued 3,611 shares in 2009 and 3,603 shares in 2008	36	36
Accumulated other comprehensive income	(994)	(1,122)
Retained earnings	38,939	35,892
Total stockholders' equity	37,981	34,805

Total liabilities and stockholders' equity	$41,754	$38,821

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2009, 2008 and 2007
(In thousands, except per share amounts)
	2009	2008	2007
Sales, net (notes 10 and 11)	$25,916	$27,782	$28,502
Cost of goods sold	12,127	12,764	12,714
Gross profit	13,789	15,018	15,788

Operating expense:
Sales and marketing	(1,584)	(1,816)	(2,075)
Research and development	(361)	(359)	(382)
General and administrative	(2,412)	(2,454)	(2,575)
Operating income	9,432	10,389	10,756

Other income (expense):
Dividend and interest income	206	543	1,003
Capital gains and (losses) on investments	6	(428)	19
Royalty income (note 12)	-	450	450
Interest expense	(51)	(198)	(270)
Other, net	(14)	21	80
Income before provision for income taxes	9,580	10,777	12,038

Provison for income taxes (note 8)	3,322	3,572	4,134
Net income	$6,258	$7,205	$7,905

Earnings per common share (basic) (note 1):	$1.73	$1.87	$2.01

Earnings per common share (diluted) (note 1):	$1.72	$1.86	$1.98

Other comprehensive income:
Foreign currency translation net of taxes of $44, $(93) and $29	$68	$(146)	$58
Unrealized gain (loss) on investments net of taxes of $10, $(60) and $(100)	15	(94)	(156)
Total comprehensive income	$6,341	$6,965	$7,807

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2009, 2008 and 2007
(In thousands)
	2009	2008	2007
Cash flows from operating activities:
Net income	$6,258	$7,205	$7,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	588	591	597
Gain on investments	(212)	(94)	(992)
Provision for (recovery of) losses on accounts receivable	7	(42)	(30)
(Gain) loss on disposal of assets	1	0	3
Deferred income taxes	230	(46)	93
Stock-based compensation expense	98	120	95
(Increase) decrease in:
Accounts receivable	290	365	(117)
Accrued interest and other receivables	69	27	64
Inventories	(83)	(70)	(80)
Prepaid expenses and other current assets	(10)	60	(11)
Increase (decrease) in:
Accounts payable	(73)	25	(207)
Accrued expenses	63	(380)	154
Net cash provided by operating activities	7,226	7,762	7,474

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(466)	(274)	(307)
Intangible assets	(8)	(13)	(53)
Purchases of investments	(3,800)	(2,650)	(2,000)
Proceeds from the sale of:
Investments	1,116	7,792	2,023
Net cash provided by (used in) investing activities	(3,158)	4,856	(337)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	132	224	180
Common stock purchased and retired	(116)	(7,792)	(2,023)
Tax benefit attributable to exercise of stock options	14	42	60
Repayments of note payable	(463)	(1,917)	(1,239)
Dividends paid	(3,337)	(4,329)	(3,423)
Net cash used in financing activities	(3,770)	(13,772)	(6,445)

Effect of exchange rate changes on cash	15	1	(52)

Net increase (decrease) in cash and cash equivalents	313	(1,153)	640

Cash at beginning of year	97	1,251	610

Cash at end of year	$410	$97	$1,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$3,075	$3,360	$3,757
Interest	51	198	270

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2009, 2008 and 2007
(In thousands)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2006	3,944	$39	$-	$(720)	$36,796	$36,115
Shares issued upon exercise of employee stock options for cash	35	0	431	-	-	431
Shares received and retired upon exercise of stock options	(8)	(0)	(251)	-	-	(252)
Tax benefit attributable to appreciation of stock options	-	-	60	-	-	60
Stock option compensation expense	-	-	95	-	-	95
Common stock purchased and retired	(66)	(1)	(335)	-	(1,688)	(2,023)
Foreign currency translation adjustment	-	-	-	87	-	87
Unrealized holding loss from investments, available-for-sale, net of taxes	-	-	-	(156)	-	(156)
Common stock dividends	-	-	-	-	(3,474)	(3,474)
Net income	-	-	-	-	7,905	7,905
Balance at December 31, 2007	3,905	$39	$-	$(789)	$39,539	$38,789
Shares issued upon exercise of employee stock options for cash	20	0	278	-	-	278
Shares received and retired upon exercise of stock options	(2)	(0)	(54)	-	-	(54)
Tax benefit attributable to appreciation of stock options	-	-	42	-	-	42
Stock option compensation expense	-	-	120	-	-	120
Common stock purchased and retired	(321)	(3)	(386)	-	(7,404)	(7,792)
Foreign currency translation adjustment	-	-	-	(239)	-	(239)
Unrealized holding loss from investments, available-for-sale, net of taxes	-	-	-	(94)	-	(94)
Common stock dividends	-	-	-	-	(3,449)	(3,449)
Net income	-	-	-	-	7,205	7,205
Balance at December 31, 2008	3,603	$36	$-	$(1,122)	$35,891	$34,805
Shares issued upon exercise of employee stock options for cash	16	0	186	-	-	186
Shares received and retired upon exercise of stock options	(2)	(0)	(54)	-	-	(54)
Tax benefit attributable to appreciation of stock options	-	-	14	-	-	14
Stock option compensation expense	-	-	98	-	-	98
Common stock purchased and retired	(5)	(0)	(243)	-	127	(116)
Foreign currency translation adjustment	-	-	-	112	-	112
Unrealized holding gain from investments, available-for-sale, net of taxes	-	-	-	15	-	15
Common stock dividends	-	-	-	-	(3,337)	(3,337)
Net income	-	-	-	-	6,258	6,258
Balance at December 31, 2009	3,612	$36	$-	$(994)	$38,939	$37,981

See accompanying notes to financial statements.

Dollar amounts are in thousands except per-share amounts and where noted.

Note 1 – Summary of Significant Accounting Policies

Organization

Utah Medical Products, Inc. and its wholly owned subsidiaries, Utah Medical Products Ltd., which operates a manufacturing facility in Ireland, and Columbia Medical, Inc., (the Company) are in the primary business of producing specialized medical devices for the healthcare industry.  The Company’s broad range of products includes those used in critical care areas and the labor and delivery departments of hospitals, as well as outpatient clinics and physicians’ offices.  Products are sold in both domestic U.S. and international markets.

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

Investments

The Company classifies its investments as “available for sale.”  Securities classified as “available for sale” are carried in the financial statements at fair value.  Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income.  Declines in fair value below cost that are other than temporary are included in operations.  As of December 31, 2009 the Company’s investments are in Fidelity Cash Reserves (FDRXX), Fidelity Institutional Money Market (FMPXX), General Electric (GE), and Citigroup (C).

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

The Company's customer base consists of hospitals, medical product distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies.  Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2009 except under an extreme global financial crisis.

The Company maintains its cash in bank deposit accounts in addition to Fidelity Investment accounts.  The Company has not experienced any losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalent balances unless the Fidelity mutual funds FDRXX or FMPXX is at risk of “breaking the buck” and the Federal Reserve does not provide support to prevent that from happening.

Note 1 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are amounts due on product sales and are unsecured.  Accounts receivable are carried at their estimated collectible amounts.  Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a finance charge may be applied to such receivables that are past the due date.  Accounts receivable are periodically evaluated for collectibility based on past credit history of customers.  Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions (see note 2).

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

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with Accounting Standards Codification (ASC) 360, “Accounting for the Impairment of Long-Lived Assets.”  Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable.  When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

Intangible Assets

Costs associated with the acquisition of patents, trademarks, license rights and non-compete agreements are capitalized and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD’s goodwill is tested for impairment annually, in the fourth quarter of each year, using a fair value measurement test, in accordance with ASC 350. UTMD would also perform an impairment test, between annual tests, if circumstances changed that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determined that its goodwill were impaired, a second step would be completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future (see note 2).

Loans to Related Parties

As a general policy, the Company does not make loans to related entities including employees, directors, shareholders, suppliers or customers.  In 2009, UTMD did extend trade accounts receivable (A/R) payment terms to certain established customers on an interim basis to assist them with staying in business in an exceptionally difficult financial year worldwide.  However, UTMD was able to manage its A/R balances to achieve an average aging of 43 days from date of invoice by the end of the year, and A/R balances over 90 days from date of invoice to 2% of total A/R.  Both of these measures are historically lower than normal.  As another exception in 2009, the Company extended partial payment terms to an OEM customer that convert to a three-year term loan of $70 on July 1, 2010.  The loan is secured by personal guarantees provided by the principals of the customer. UTMD believes that this was a wise use of its liquidity to build goodwill with a customer at an unusual time, which should ultimately help grow UTMD's business.

Note 1 – Summary of Significant Accounting Policies (continued)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Accounting for Income Taxes,” whereby deferred taxes are computed under the asset and liability method.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, in Utah and in Ireland.  UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.  In 2008, the Internal Revenue Service examined the Company’s federal income tax returns for 2005 – 2006 and proposed one adjustment related to the one-time tax deduction allowed by Congress under The American Jobs Creation Act of 2004 (the Act) for repatriating foreign subsidiary earnings in 2005.  The Company disagreed and still believes that the unprecedented proposed adjustment clearly contradicted the intent of the Act, but agreed under the Fast Track Settlement process of the IRS conducted in March 2009 to 10% of the IRS proposed adjustment in order to avoid unnecessary costs of tax court.  The resulting adjustment was immaterial to results and included in the Company’s 2009 tax provision.  There were no penalties associated with the adjustment.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and any related penalties in income taxes.  During the year ended December 31, 2009 the Company recognized $10 in interest expense related to the 2009 settlement noted above, compared to none in  2008 and 2007.  The Company did not have any related penalties in all three years.

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on previous experience.  The reserve for legal costs at December 31, 2009 and 2008 was $45 and $80, respectively (see note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2009	2008	2007
Weighted average number of shares outstanding – basic	3,607	3,843	3,927
Dilutive effect of stock options	23	35	62
Weighted average number of shares outstanding, assuming dilution	3,630	3,878	3,989

Note 1 – Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At December 31, 2009, the Company has stock-based employee compensation plans, which are described more fully in note 9.  The Company accounts for stock compensation under ASC 718, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In 2009, the Company recognized $98 in compensation cost compared to $120 in 2008 and $95 in 2007.

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

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2009	2008
Accounts and other receivables:
Accounts receivable	$3,119	$3,403
Income tax receivable	-	139
Accrued interest and other	80	9
Less allowance for doubtful accounts	(42)	(34)
	$3,157	$3,517

Inventories:
Finished products	$1,391	$1,353
Work-in-process	851	817
Raw materials	1,165	1,105
	$3,407	$3,275

Other intangible assets:
Patents	$1,968	$1,961
License rights	293	293
Trademarks	224	224
Other	175	175
	2,660	2,653
Accumulated amortization	(2,463)	(2,430)
	$197	$223

Accrued expenses:
Income taxes payable	$69	$23
Payroll and payroll taxes	842	765
Reserve for litigation costs	45	80
Other	196	218
	$1,152	$1,086

Note 3 – Investments

The Company’s investments, classified as available-for-sale consist of the following:

	December 31,
	2009	2008
Investments, at cost	$19,230	$16,337
Equity securities:
-Unrealized holding gains	-	-
-Unrealized holding (losses)	(385)	(410)
Investments, at fair value	$18,845	$15,927

Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	December 31,
	2009	2008
Balance, beginning of year	$(250)	$(156)
Realized loss from securities included in beginning balance	100	186
Gross unrealized holding gains (losses) in equity securities	(75)	(340)
Deferred income taxes on unrealized holding loss	(10)	60
Balance, end of year	$(235)	$(250)

 During 2009, 2008 and 2007, UTMD had proceeds from sales of available-for-sale securities of $1,116, $7,792 and $2,023, respectively.

Note 4 – Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements” to determine fair value of its financial assets.  This standard is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  UTMD adopted the requirements of ASC 820 on January 1, 2008.

The following table provides financial assets carried at fair value measured as of December 31, 2009:

Fair Value Measurements Using
Description	Total Fair Value at 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Available-for-sale securities	$ 18,845	$ 18,845	$ 0	$ 0

Note 5 – Property and Equipment

Property and equipment consists of the following:
	December 31,
	2009	2008
Land	$1,115	$1,105
Buildings and improvements	9,917	9,644
Furniture, equipment and tooling	14,154	14,549
Construction-in-progress	48	78
	25,235	25,376
Accumulated depreciation and amortization	(17,102)	(17,249)
	$8,133	$8,127

Note 5 – Property and Equipment (continued)

Included in the Company’s consolidated balance sheet are the assets of its manufacturing facilities in Utah, Oregon and Ireland.  Property and equipment, by location, are as follows:

	December 31, 2009
	Utah	Oregon	Ireland	Total
Land	$621	$-	$494	$1,115
Building and improvements	4,667	32	5,218	9,917
Furniture, equipment and tooling	11,867	1,296	991	14,154
Construction-in-progress	46	2	-	48
Total	17,202	1,330	6,703	25,235
Accumulated depreciation	(13,490)	(1,295)	(2,317)	(17,102)
Property and equipment, net	$3,712	$35	$4,386	$8,133

	December 31, 2008
	Utah	Oregon	Ireland	Total
Land	$621	$-	$484	$1,105
Building and improvements	4,502	32	5,109	9,644
Furniture, equipment and tooling	12,312	1,287	950	14,549
Construction-in-progress	78	-	-	78
Total	17,513	1,319	6,543	25,376
Accumulated depreciation	(13,819)	(1,288)	(2,142)	(17,249)
Property and equipment, net	$3,695	$31	$4,401	$8,127

Note 6 – Long-term Debt

In December 2005, the Company borrowed €4.5 million ($5,336) from the Bank of Ireland to finance repatriation of profits achieved since 1996 under The American Jobs Creation Act of 2004.  The loan term is 10-years at an interest rate of 1.10% plus the bank’s money market rate, which is a total of the bank’s cost of funds and cost of liquidity.  The balance on the note at December 31, 2009 was $1,668 (€1,158).

The following table shows estimated minimum required amortization of the note during the next five years using the December 31, 2009 interest rate of 1.97%, starting with a December 31, 2009 balance of $1,668:

				Ending
Year	Payments	Interest	Principal	Balance
2010	$295	$30	$264	$1,403
2011	295	25	270	1,133
2012	295	20	275	858
2013	295	14	281	578
2014	295	9	286	292
Thereafter	295	3	292	-
Total	$1,769	$102	$1,668

Note 7 – Commitments and Contingencies

Operating Leases

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991.  On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index.  The Company also leases its CMI building in Oregon under a one-year non-cancelable operating lease that expires on May 31, 2010.  Rent expense charged to operations under these operating lease agreements was approximately $114, $112 and $112 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2009 were as follows:

Years ending December 31:	Amount
2010	$71
2011	40
2012	40
2013	40
2014	40
Thereafter	673
Total future minimum lease payments	$904

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

Warranty Reserve

The Company’s published warranty is: “UTMD warrants its products to conform in all material respects to all published product specifications in effect on the date of shipment, and to be free from defects in material and workmanship for a period of thirty (30) days for supplies, or twenty-four (24) months for equipment, from date of shipment.  During the warranty period UTMD shall, at its option, replace any products shown to UTMD's reasonable satisfaction to be defective at no expense to the Purchaser or refund the purchase price.”

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2009.  The following table summarizes changes to UTMD’s warranty reserve during 2009:

Beginning balance, January 1, 2009	$0
Changes in warranty reserve during 2009:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending balance, December 31, 2009	$0

Note 7 – Commitments and Contingencies (continued)

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

Note 8 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2009		2008
	Current	Long-term	Current	Long-term
Inventory write-downs and differences due to UNICAP	$74	$-	$75	$-
Allowance for doubtful accounts	14	-	10	-
Accrued liabilities and reserves	104	-	163	-
Other	-	(232)	-	(224)
Depreciation and amortization	-	(527)	-	(356)
Unrealized investment gains	-	150	-	160
Deferred income taxes, net	$192	$(609)	$248	$(420)

The components of income tax expense are as follows:

	Years ended December 31,
	2009	2008	2007
Current	$3,087	$3,463	$3,914
Deferred	235	109	220
Total	$3,322	$3,572	$4,134

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2009	2008	2007
Federal income tax expense at the statutory rate	$3,257	$3,664	$4,093
State income taxes	316	323	397
ETI, manufacturing deduction and tax credits	(193)	(206)	(203)
Other	(58)	(209)	(153)
Total	$3,322	$3,572	$4,134

The domestic and foreign components of income before income tax expense were as follows:

	Years ended December 31,
	2009	2008	2007
Domestic	$9,200	$9,916	$11,032
Foreign	380	861	1,006
Total	$9,580	$10,777	$12,038

Note 9 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 898,390 shares of common stock, of which 241,711 are outstanding as of December 31, 2009.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of shareholder value.  Changes in stock options were as follows:

		Price Range
	Shares	Per Share
2009
Granted	56,600	$24.00 -	$24.00
Expired or canceled	6,712	18.00 -	31.33
Exercised	16,434	6.50 -	25.59
Total outstanding at December 31	241,711	6.75 -	31.33
Total exercisable at December 31	167,501	6.75 -	31.33

2008
Granted	26,100	$28.13 -	$29.41
Expired or canceled	9,919	18.00 -	31.33
Exercised	20,169	6.50 -	25.59
Total outstanding at December 31	208,257	6.50 -	31.33
Total exercisable at December 31	168,457	6.50 -	31.33

2007
Granted	23,600	$31.33 -	$31.33
Expired or canceled	4,237	18.00 -	31.33
Exercised	35,062	6.50 -	29.86
Total outstanding at December 31	212,245	6.50 -	31.33
Total exercisable at December 31	171,618	6.50 -	29.86

For the years ended December 31, 2009, 2008 and 2007, the Company reduced current income taxes payable and increased additional paid-in capital by $14, $42 and $60, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2009, the Company recognized $98 in equity compensation cost, compared to $120 in 2008 and $95 in 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2009	2008	2007
Expected dividend amount per quarter	$0.2466	$0.2737	$0.2638
Expected stock price volatility	21.6%	16.3%	17.9%
Risk-free interest rate	1.76%	2.92%	4.56%
Expected life of options	4.7 years	5.3 years	5.6 years

The per share weighted average fair value of options granted during 2009, 2008 and 2007 is $2.62, $2.91 and $5.10, respectively.

Note 9 – Options (continued)

All UTMD options vest over a four-year service period.  Expected dividend amounts were estimated based on the actual cash dividend rate at the time the options were granted and an estimate of future dividends based on past dividend rate changes as well as management’s expectations of future dividend rates over the expected holding period of the options.  Expected volatility is based on UTMD’s historical volatility over recent periods of time and trends in that volatility, giving more weight to recent periods.  Risk free interest rates were estimated based on actual U.S. Treasury Securities Interest rates as reported by the Federal Reserve Bank for periods of time equivalent to the holding periods estimated for the options on the dates the options were granted.  Expected term of options were estimated based on historical holding periods for similar options previously granted by UTMD to employees and directors.

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$6.75 - 15.01	21,221	1.49	$11.61	21,221	$11.61
17.71 - 24.02	103,953	6.74	22.64	49,553	21.15
25.59 - 31.33	116,537	5.46	27.32	96,727	26.84
$6.75 - 31.33	241,711	5.66	$23.93	167,501	$23.23

Note 10 – Geographic Sales Information

The Company had sales in the following geographic areas:

	United States	Europe	Other
2009	$18,626	$3,030	$4,260
2008	19,114	4,779	3,889
2007	19,926	4,754	3,822

Note 11 – Revenues by Product Category

The Company had revenues in the following product categories:

Product Category	2009	2008	2007
Obstetrics	$6,543	$7,054	$8,473
Gynecology/Electrosurgery/Urology	6,220	6,157	6,143
Neonatal	7,252	7,408	7,062
Blood Pressure Monitoring and Accessories	5,902	7,163	6,824

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

Prior to 2009, the Company received royalties as a result of a license agreement with an unrelated company that allowed rights to the Company’s technology through the life of the applicable patents.  At the start of 2010 there are no patents under which UTMD is receiving royalties from other parties.

Note 13 – Employee Benefit Plan

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and a contributory retirement plan for Irish employees.  The Company’s matching contribution is determined annually by the board of directors.  Company contributions were approximately $106, $115 and $107 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 14 – Fair Value Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes.  Detail on investments is provided in note 3, above.  The Company estimates that the fair value of all financial instruments at December 31, 2009 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 15 – Recent Accounting Pronouncements

In June 2009, the FASB changed the hierarchy of U.S. generally accepted accounting principles (“GAAP”) such that the newly released FASB Accounting Standards Codification (“ASC”) will replace other sources of authoritative GAAP with the exception of rules and interpretive releases of the Securities and Exchange Commission, which will continue to be authoritative. The ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and is not intended to significantly change GAAP.

Note 16 – Subsequent Events

The Company evaluated its December 31, 2009 financial statements for subsequent events through February 19, 2010, the date the financial statements were available to be issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

During 2009, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2009, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2009.  Jones Simkins, P.C., the independent registered public accounting firm of the Company, has audited the effectiveness of the Company's internal control over financial reporting. Management's report, and the report of Jones Simkins, P.C. appear on pages 28 and 29 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2009, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2010 annual meeting of shareholders under the captions,

•	“PROPOSAL NO. 1. ELECTION OF DIRECTORS: General,” and “Directors and Nominees,”

•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS,” and

•	“EXECUTIVE OFFICER COMPENSATION: 2009 Director Compensation,”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2010 annual meeting of shareholders under the captions,

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement of the registrant for the 2010 annual meeting of shareholders under the captions,

•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and

•	“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2010 annual meeting of shareholders under the captions,

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•	“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2010 annual meeting of shareholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2010 annual meeting of shareholders under the caption “PROPOSAL NO 2. RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: Fees billed by Jones Simkins P.C.,” “Audit Committee Policy and Approval,” and “Auditor Independence” are incorporated herein by reference.

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

3.     Exhibits.
Exhibit #	SEC Reference #	Title of Document	Location
1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3	3	Bylaws	Incorporated by Reference (2)
4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (3)
5	4	Designation of Rights, Privileges, and Preferences of Series “A” Preferred Stock	Incorporated by Reference (2)
6	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
7	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
8	10	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (5)
9	10	Loan Agreement, signed 6-December-2005 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (6)
10	10	Amendment to Loan Agreement, dated 12-March-2008 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (7)
11	10	Guarantee and Indemnity, dated 13-June-2008, by Utah Medical Products, Inc. to Bank of Ireland	Incorporated by Reference (7)
12	10	Summary of Officer and Director Compensation	This Filing
13	21	Subsidiaries of Utah Medical Products, Inc.	Incorporated by Reference (8)
14	23	Consent of Jones Simkins, P.C., Company’s independent auditors for the years ended December 31, 2009, December 31, 2008 and December 31, 2007	This Filing
15	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
16	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

Exhibit #	SEC Reference #	Title of Document	Location
17	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
18	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company’s registration statement on form S-8 filed with the Commission effective February 10, 1995.

(3)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on October 1, 2004.

(4)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(5)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(6)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on December 12, 2005.

(7)	Incorporated by reference form the Company’s annual report on form 10-K/A filed with the Commission for the year ended December 31, 2008.

(8)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 8th day of March, 2010.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 8th day of March, 2010.

By:	/s/ James H. Beeson
James H. Beeson, Director

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell, Chief Executive Officer & Director

By:	/s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By:	/s/ Barbara A. Payne
Barbara A. Payne, Director

By:	/s/ Paul O. Richins
Paul O. Richins, Principal Financial and Accounting Officer & Director