Form 10-Q
period 2010-03-31
UTAH MEDICAL PRODUCTS INC
filed 2010-05-10
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2010	Commission File No. 0-11178

   UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7043 South 300 West
              Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:     (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2010: 3,631,639.

UTAH MEDICAL PRODUCTS, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of
	March 31, 2010 and December 31, 2009	1

	Consolidated Condensed Statements of Income for the
	three months ended March 31, 2010 and March 31, 2009	2

	Consolidated Condensed Statements of Cash Flows for
	three months ended March 31, 2010 and March 31, 2009	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6.	Exhibits	13

SIGNATURES		13

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2010 AND DECEMBER 31, 2009
(in thousands)
	(unaudited)	(audited)
ASSETS	MARCH 31, 2010	DECEMBER 31, 2009

Current assets:
Cash	$2,200	$410
Investments, available-for-sale	19,583	18,845
Accounts & other receivables - net	3,019	3,157
Inventories	3,370	3,407
Other current assets	487	414
Total current assets	28,660	26,233

Property and equipment - net	7,904	8,133

Goodwill	7,191	7,191

Other intangible assets	2,163	2,660
Other intangible assets - accumulated amortization	(1,978)	(2,463)
Other intangible assets - net	186	197

TOTAL	$43,942	$41,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$528	$345
Accrued expenses	2,480	1,152
Current portion of note payable	256	264
Total current liabilities	3,264	1,761

Note payable	1,278	1,403

Deferred income taxes	592	608
Total liabilities	5,134	3,773

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000
shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000
shares; issued - March 31, 2010, 3,631 shares and
December 31, 2009, 3,611 shares	36	36
Accumulated other comprehensive loss	(1,256)	(994)
Additional paid-in capital	415	-
Retained earnings	39,613	38,939
Total stockholders' equity	38,808	37,981

TOTAL	$43,942	$41,754

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009
(in thousands, except per share amounts)
(unaudited)
	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Sales, net	$6,436	$6,445

Cost of goods sold	3,113	2,945

Gross profit	3,323	3,500

Operating expense
Selling, general and administrative	939	952
Research & development	95	89

Total	1,034	1,041

Operating income	2,289	2,459

Other income	19	9

Income before provision for income taxes	2,308	2,468

Provision for income taxes	781	876

Net income	$1,527	$1,592

Earnings per common share (basic)	$0.42	$0.44

Earnings per common share (diluted)	$0.42	$0.44

Shares outstanding - basic	3,618	3,606

Shares outstanding - diluted	3,645	3,619

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009
(in thousands - unaudited)
	MARCH 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,527	$1,592
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	151	143
Gain on investments	(12)	(47)
Provision for losses on accounts receivable	(1)	(5)
Stock-based compensation expense	25	31
Changes in operating assets and liabilities:
Accounts receivable - trade	144	293
Accrued interest and other receivables	(39)	3
Inventories	(24)	(449)
Prepaid expenses and other current assets	(85)	(113)
Accounts payable	184	182
Accrued expenses	478	726
Total adjustments	821	765
Net cash provided by operating activities	2,347	2,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(210)	(83)
Intangible assets	-	(3)
Purchases of investments	(700)	(1,300)
Net cash used in investing activities	(910)	(1,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	364	25
Common stock purchased and retired	-	-
Tax benefit attributable to exercise of stock options	25	3
Repayments of note payable	(20)	(231)
Payment of dividends	-	-
Net cash provided by (used in) financing activities	370	(202)

Effect of exchange rate changes on cash	(17)	(11)

NET INCREASE IN CASH	1,790	758

CASH AT BEGINNING OF PERIOD	410	97

CASH AT END OF PERIOD	$2,200	$855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$7	$16

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)       The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.   Dollar amounts are in thousands except per-share amounts and where noted.

(2)       Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Finished goods	$1,049	$1,391
Work-in-process	952	851
Raw materials	1,369	1,165
Total	$3,370	$3,407

(3)      Stock-Based Compensation.  At March 31, 2010, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In first quarter (1Q) 2010, the Company recognized $25 in compensation cost, compared to $31 in 1Q 2009.

(4)      Comprehensive Income.  Comprehensive income for the three months ending March 31, 2010 and 2009 was $1,373 and $1,432, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of ($169) and $(117) in 2010 and 2009, respectively, and unrealized holding gains and (losses) of $16 and $(43) in 2010 and 2009, respectively.

(5)      Warranty Reserve.   The Company’s published warranty is: “UTMD warrants its products to conform in all material respects to all published product specifications in effect on the date of shipment, and to be free from defects in material and workmanship for a period of thirty (30) days for supplies, or twenty-four (24) months for equipment, from date of shipment.  During the warranty period UTMD shall, at its option, replace any products shown to UTMD's reasonable satisfaction to be defective at no expense to the Purchaser or refund the purchase price.”

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at March 31, 2010. The following table summarizes changes to UTMD’s warranty reserve during 1Q 2010:

Beginning Balance, January 1, 2010	$0
Changes in Warranty Reserve during 1Q 2010:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending Balance, March 31, 2010	$0

(6)       Investments.  As of March 31, 2010, the Company’s investments are held in Fidelity Cash Reserves (FDRXX), Fidelity Institutional Money Market (FMPXX), Citigroup (C), General Electric (GE), Ishares Barclays TIPS (TIP), Lockheed Martin Corp (LMT) and SPDR Barclays Capital TIPS (IPE).  Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:
	1Q 2010	1Q 2009
Balance, beginning of period	$(235)	$(250)
Realized loss from securities included in beginning balance	-	5
Gross unrealized holding gains (losses), in equity securities	26	(75)
Deferred income taxes on unrealized holding loss	(10)	27
Balance, end of period	$(219)	$(293)

(7)       Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurements and Disclosures to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of March 31, 2010:

Fair Value Measurements Using
Description	Total Fair Value at 3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Available-for-sale securities	$ 19,583	$ 19,583	$ 0	$ 0

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

Risk Factors:
Legislative healthcare reform in the United States, as embodied in The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) add a substantial excise tax slated to begin in 2013, increase administrative costs and may lead to decreased revenues.
The voluminous Acts, pending administrative rules to enforce the Acts and promised efforts to reform the Acts, make the U.S. medical device marketplace unpredictable, particularly for the thousands of small medical device manufacturers including UTMD that do not have the overhead structure that the large companies can afford.  To the extent that the Acts place additional burdens on small medical device companies in the form of an excise tax on medical device sales, additional oversight of marketing and sales activities and new reporting requirements, the result is likely to be negative for UTMD’s ability to effectively compete and support continued investments in new product development and marketing of specialty devices.

Increasing regulatory burdens may result in significant loss of revenue, unpredictable costs and loss of management focus on helping the Company thrive:
The Company’s experience in 2001-2005, when the FDA sought to shut it down highlights the ongoing risk of being subject to a regulatory environment which can be arbitrary and capricious.  The risks associated with such a circumstance relate not only to the substantial costs of litigation in millions of dollars, but also loss of business, the diversion of attention of key employees for an extended period of time, from new product development and routine quality control management activities, and a tremendous psychological and emotional toll on employees.

Since the FDA reserves to itself the interpretation of which vague industry standards comprise law at any point in time, it is impossible for any medical device manufacturer to ever be confident that it is operating within the Agency’s version of the law.  The result is that companies, including UTMD are considered guilty prior to proving their innocence.  New premarketing submission rules and FDA user fees will increase development costs and result in delays to revenues from new or improved products.

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

As the healthcare industry becomes increasingly bureaucratic it puts smaller companies like UTMD at a competitive disadvantage:
An aging population and an extended economic recession are placing greater burdens on healthcare systems, particularly hospitals.  The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years.  Smaller companies like UTMD typically do not have the administrative resources to deal with broad new administrative requirements, resulting in either loss of revenue or increased costs.  As UTMD introduces new products it believes are safer and more effective, it may find itself excluded from hospital customers because of the existence of long term supply agreements for preexisting products, particularly from competitors which can bundle a broader range of products.  Restrictions used by hospital administrators to limit clinician involvement in device purchasing decisions makes communicating UTMD’s clinical advantages much more difficult.

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

(9)      Subsequent Events.UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General
UTMD manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2009 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Dollar amounts in the report are in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations
a)     Overview
In the first quarter (1Q) 2010, UTMD achieved revenues and net cash provided by operations virtually the same as 1Q 2009.  Profitability, however, was lower due to two factors: 1) transition expenses associated with beginning the process of consolidating Oregon injection molding operations into Utah operations, and 2) a disproportionate amount of shipments during the quarter to China at low prices. UTMD achieved the following profitability measures for 1Q 2010 and 1Q 2009:
	1Q 10	1Q 09
Gross Profit Margin:	51.6%	54.3%
Operating Profit Margin:	35.6%	38.1%
Net (Income) Margin:	23.7%	24.7%

Changes in income statement results compared to the same time period in the prior calendar year were as follows:
Sales:	N/C
Gross Profit:	(5%)
Operating Income:	(7%)
Net Income	(4%)
Earnings Per Share	(5%)

1Q 2010 earnings per share (EPS) were $.419 compared to $.440 in 1Q 2009.

The Company’s March 31, 2010 balance sheet gained strength compared to December 31, 2009, although current liabilities (C/L) were substantially higher due to two timing issues: 1) the December 31, 2009 C/L balance is unusually low because the $849 cash dividend normally accrued for 4Q 2009 and paid in early January was paid in late December, and the March 31, 2010 C/L balance is unusually high because the first quarter of each year is the only quarter of the year when estimated income taxes are deposited after the end of the quarter.  Key March 31, 2010 balance sheet changes compared to December 31, 2009 follow:
Cash & Investments	$2,528
Receivables & Inventory	(174)
Total Assets	2,188
Total Current Liabilities	1,503
Ireland Note Payable	(133)
Shareholders’ Equity	827

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

Total sales in 1Q 2010 were down $9 (0.1%) from 1Q 2009.  International sales increased 14% while domestic sales decreased 6%.  Sales of devices from UTMD’s Ireland facility to international customers increased from 39% of total international sales in 1Q 2009 to 43% of 1Q 2010 international sales in U.S. Dollar terms.  The primary reason for the higher international sales was that sales of blood pressure monitoring devices to UTMD’s distributor in China were $226 higher in 1Q 2010 than in 1Q 2009.
Domestic sales were comprised of domestic direct sales (sales of finished devices to users or distributors) down 6%, and domestic OEM sales (sales of components to other companies for use in their products) down 4%.  Domestic direct sales of obstetric devices, the product category most affected by restrictive GPO agreements, declined $185.  Domestic direct sales of Gesco neonatal devices decreased $25 while domestic direct sales of electrosurgery/gynecology devices were down $38k.  Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize transportation and import costs.

Trade shipments from UTMD’s Ireland facility were up 21% in EURO terms, and 25% in USD terms.

The following table provides sales dollar amounts divided into general product categories for total sales and the subset of international sales:

Global revenues by product category:
	1Q 2010%		1Q 2009%
Obstetrics	$1,457	23	$1,597	25
Gynecology/ Electrosurgery/ Urology	1,574	24	1,586	25
Neonatal	1,907	30	1,872	29
Blood Pressure Monitoring and Accessories*	1,498	23	1,390	21
Total:	$6,436	100	$6,445	100
*includes molded components sold to OEM customers.

International revenues by product category:
	1Q 2010%		1Q 2009%
Obstetrics	$158	8	$113	6
Gynecology/ Electrosurgery/ Urology	600	29	586	33
Neonatal	308	15	235	13
Blood Pressure Monitoring and Accessories*	994	48	873	48
Total:	$2,060	100	$1,807	100
*includes molded components sold to OEM customers.

For the rest of 2010, UTMD’s sales depend on its continued ability to retain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are increasingly making the product decisions, expanded clinical acceptance of its newer specialty products, release of new products after FDA concurrence with premarketing submissions and continued viability of UTMD’s international distribution channels.  The Company’s beginning of year disclosure that it hoped to achieve 2010 sales approximately the same as in 2009 was the case in the first quarter.

c)     Gross Profit
UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 51.6% in 1Q 2010, compared to 54.3% 1Q 2009.  The lower GPM was due primarily to an unfavorable distribution mix which resulted from an increase in international sales and a decrease in domestic sales. Sales of devices from UTMD’s Ireland facility increased from 11% of total consolidated sales in 1Q 2009 to 14% of 1Q 2010 sales.   The other factor was costs associated with consolidating UTMD’s Oregon subsidiary into its Midvale, Utah operations.  UTMD expects to conclude the transition costs of consolidation by the end of 2Q 2010, with a similar dilutive impact expected on 2Q 2010 GPM, before gaining a GPM benefit in the second half of 2010. If the Company achieves the same total sales in 2010 as in 2009, as a result of the change in distribution mix, pricing pressures in the U.S. hospital market and the costs of consolidating Oregon operations into Utah, management expects an overall GPM in 2010 about one percentage point lower than in 2009.

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

d)     Operating Income
Operating income, or income from operations, is the surplus after operating expenses are subtracted from gross profits.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Combined operating expenses in 1Q 2010 were lower than 1Q 2009 by $7.  The operating profit margin in 1Q 2010 was 35.6% compared to 38.1% in 1Q 2009, consistent with the decline in GPM.  For the remainder of 2010, UTMD expects to control operating expenses, excluding consideration for litigation expenses which are less predictable, at a level yielding an operating profit margin consistent with the change in GPM for the year as a whole.
S&M expenses in 1Q 2010 were $371 or 5.8% of sales compared to $386 or 6.0% of sales in 1Q 2009.  The lower S&M expenses resulted primarily from fewer U.S. direct sales representatives.  Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.
R&D expenses in 1Q 2010 were $95 or 1.5% of sales compared to $89 or 1.4% of sales in 1Q 2009.  UTMD will opportunistically invest in R&D as projects are identified that may help its product development pipeline.
G&A expenses in 1Q 2010 were $568 or 8.8% of sales compared to $566 or 8.8% of 1Q 2009 sales.  In addition to litigation costs, G&A expenses include the cost of outside financial auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act, as well as estimated stock-based compensation cost. Option compensation expense included in G&A expenses was $25 in 1Q 2010 compared to $31 in 1Q 2009.

e)      Non-operating income
Non-operating income in 1Q 2010 was $19 compared to $9 in 1Q 2009.  UTMD received less in investment income in 1Q 2010 than in 1Q 2009, primarily due to lower interest rates, but it also paid less in bank fees and interest on its Ireland debt.  The two effectively canceled each other out.  The increase of $10 in 1Q 2010 was due to short term rental of excess facility warehouse space in Ireland. If interest rates remain about the same for the rest of the year, UTMD expects its non-operating income will be about $50 for all of 2010.

f)       Earnings Before Income Taxes
1Q 2010 earnings before income taxes (EBT) decreased to $2,308 compared to $2,468 in 1Q 2009.  1Q 2010 EBT margin was 35.9% of sales compared to 38.3% in 1Q 2009.  The domestic component of EBT was $2,197 in 1Q 2010 compared to $2,370 in 1Q 2009.  The foreign component of EBT was $111 in 1Q 2010 compared to $98 in 1Q 2009.

g)     Net Income and Earnings per Share
UTMD’s net income decreased to $1,527 in 1Q 2010 compared to $1,592 in 1Q 2009.  Net profit margins (NPM), which are net income (after income tax provision) expressed as a percentage of sales, were 23.7% in 1Q 2010 compared to 24.7% in 1Q 2009.  The income tax provision rate in 1Q 2010 was 33.8% compared to 35.5% in 1Q 2009.  The lower tax provision rate in 2010 resulted primarily from a higher portion of income generated in Ireland taxed at a much lower income tax rate, and the benefit of a higher manufacturing profit deduction in the U.S.  Diluted 1Q 2010 Earnings per Share (EPS) decreased to $.419 compared to $.440 in 1Q 2009. UTMD is targeting 2010 net income and EPS about equal to that achieved in 2009.
1Q 2010 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,644,795 compared to 3,618,937 shares in 1Q 2009.  The Company did not repurchase any of its shares in the open market in 1Q 2010.   Exercises of employee options in 1Q 2010 added 19,794 shares (net of 1,769 shares swapped by employees as payment for the option exercise cost).  Employees exercised a total of 21,563 option shares during 1Q 2010.  Options outstanding at March 31, 2010 were about 226,100 shares at an average exercise price of $24.50 per share.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 26,800 shares to actual weighted average shares outstanding in 1Q 2010 compared to 12,500 in 1Q 2009.  The increase in 2010 dilution is due to a higher average market price and more employee option exercises.  Actual outstanding common shares as of the end of 1Q 2010 were 3,631,500 compared to 3,607,900 at the end of 1Q 2009.

h)     Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity during the applicable time period.  Annualized ROE in 1Q 2010 was 16%, compared to 18% in 1Q 2009.  Both periods did not include a dividend payment.  The dividends that normally would have been paid in early January were paid in late December of each prior year. The lower ROE in 1Q 2010 was due to higher average equity and lower net income to date in 2010.  Average shareholders’ equity has been growing primarily because UTMD has remained very profitable but has not repurchased many shares since the price decline in late 2008. Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance because shareholder equity is reduced by the cost of the shares repurchased.  The Company believes that repurchasing its shares when they are undervalued ultimately leads to higher shareholder returns as well as higher ROE. If UTMD achieves net profits about the same as in 2009, ROE in the absence of share repurchases in 2010 will be lower than in 2009 because average shareholders’ equity will increase.

Liquidity and Capital Resources
i)      Cash flows
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses along with changes in working capital, totaled $2,347 in 1Q 2010 compared to $2,357 in 1Q 2009.  The most significant differences in the two periods essentially offset each other: a $248 smaller increase in accrued expenses plus a $149 smaller decrease in accounts receivable compared to a $425 smaller increase in inventories.
The Company’s use of capital expenditures for property and equipment more than doubled in 1Q 2010 from $83 in 1Q 2009 to $210 in 1Q 2010 as a result of starting a Utah facility expansion to consolidate the Oregon molding operations into its Utah facility.  The largest use of cash for investing activities in each period was a result of purchases of short-term investments in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.
In 1Q 2010, UTMD received $364 and issued 19,794 shares of stock upon the exercise of employee stock options.  Employees exercised a total of 21,563 option shares in 1Q 2010, with 1,769 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options.  Option exercises in 1Q 2010 were at an average price of $16.89 per share.  In comparison, the Company received $25 from issuing 5,112 shares of stock on the exercise of employee stock options in 1Q 2009, net of 544 shares retired upon employees trading those shares in payment of the stock option exercise price.  UTMD did not repurchase any of its own shares of stock in the open market during either 1Q 2010 or 1Q 2009.
UTMD Ltd. made payments of $20 on its note payable during 1Q 2010, compared to $231 during 1Q 2009.  UTMD did not pay any cash dividends during either 1Q 2010 or 1Q 2009.
Management believes that income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  Planned capital expenditures during the remainder of 2010 are expected to be higher than they were in 2009 due to the facility expansion and possible acquisition of intangible assets.  The Company will continue to keep facilities, equipment and tooling in good working order.  In addition, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, an acquisition that might strategically fit UTMD’s business and be accretive to performance.

j)       Assets and Liabilities
March 31, 2010 total assets were $2,188 higher than at December 31, 2009.  The increase resulted from a $2,528 increase in cash and investments.  Cash and investments increased as a result of UTMD’s continued excellent profitability and the increase in current liabilities (C/L) during the three month period.
Working capital (current assets minus current liabilities) was $25,396 at March 31, 2010, a $925 increase from 2009 year-end.  Current assets increased about the same as the increase in cash and investments.  Inventory and receivables balances were within management’s productivity targets, and improved from the end of 2009.  C/L increased $1,503 primarily from two causes: 1) in the first quarter, unlike the prior calendar quarter, estimated income tax payments are paid after the end of the quarter, and 2) because of the early payment of the 4Q dividend at the end of 2009. As a result of the increase in C/L, UTMD’s current ratio decreased to 8.8 on March 31, 2010 from 14.9 at year-end 2009. The current ratio was 7.4 on March 31, 2009 which reflected the same C/L income tax and dividend payment timing issues as in 1Q 2010. Working capital continues well in excess of UTMD’s normal operating needs.
Net property and equipment decreased $229 in 1Q 2010 even though capital expenditures of $210 exceeded depreciation by $70.  The difference was due to the dollar-denominated change in value of Ireland P&E.  Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $11, the amount of intellectual property amortization during the period. At March 31, 2010, net intangible assets including goodwill were 17% of total assets compared to 18% at year-end 2009.
UTMD’s long term liabilities are comprised of the Ireland note payable ($1,278 on March 31, 2010) and deferred income taxes ($592 on March 31, 2010).  As of December 31, 2009, the respective long term liabilities were $1,403 and $608.  The March 31, 2010 Ireland note payable balance, denominated in thousand Euros, declined 15.  This translated to a $133 in USD-denominated decline because the USD increased in value against the Euro. Because of the change in C/L in 1Q 2010, UTMD’s total debt ratio (total liabilities/ total assets) as of March 31, 2010 increased to 12% from 9% on December 31, 2009.  UTMD’s total debt ratio on March 31, 2009 was 13%, which reflected the same C/L income tax payment and dividend payment timing issues as in 1Q 2010.

k)       Management's Outlook.
As outlined in its December 31, 2009 10-K report, UTMD’s plan for 2010 is to
1)  work to retain its significant global market shares of established key specialty products;
2)  try to accelerate revenue growth of newer products;
3)  develop additional proprietary products helpful to clinicians through internal new product development;
4)  continue achieving excellent overall financial operating performance;
5)  look for accretive acquisitions to augment sales growth;  and
6)  utilize excess cash balances in shareholders’ best long-term interest, including continued cash dividends and open market share repurchases when UTMD’s share price seems undervalued.

UTMD’s objective for 2010 remains the same as above.

l)        Accounting Policy Changes.
None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in other Western European currencies.  The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate was 0.7452 EURO per USD as of March 31, 2010, and 0.7549 EURO per USD as of March 31, 2009.    UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective.
 There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation for which the Company believes the outcome may be material to its financial results.

Item 1A.           Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 1Q 2010.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/10/10	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 5/10/10	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer