Form 10-Q
period 2010-06-30
UTAH MEDICAL PRODUCTS INC
filed 2010-08-05
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2010	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7043 South 300 West
               Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:  (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 4, 2010: 3,614,000.

UTAH MEDICAL PRODUCTS, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of
	June 30, 2010 and December 31, 2009	1

	Consolidated Condensed Statements of Income for the
	three and six months ended June 30, 2010 and June 30, 2009	2

	Consolidated Condensed Statements of Cash Flows for
	the six months ended June 30, 2010 and June 30, 2009	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6.	Exhibits	14

SIGNATURES		14

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2010 AND DECEMBER 31, 2009
(in thousands)
	(unaudited)	(audited)
ASSETS	JUNE 30, 2010	DECEMBER 31, 2009

Current assets:
Cash	$3,432	$410
Investments, available-for-sale	17,953	18,845
Accounts & other receivables - net	2,736	3,157
Inventories	3,166	3,407
Other current assets	451	414
Total current assets	27,738	26,233

Property and equipment - net	7,981	8,133

Goodwill	7,191	7,191

Other intangible assets	2,163	2,660
Other intangible assets - accumulated amortization	(1,989)	(2,463)
Other intangible assets - net	175	197

TOTAL	$43,085	$41,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$400	$345
Accrued expenses	1,781	1,152
Current portion of note payable	219	264
Total current liabilities	2,400	1,761

Note payable	1,034	1,403

Deferred income taxes	667	608
Total liabilities	4,101	3,773

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000
shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000
shares; issued - June 30, 2010, 3,627 shares and
December 31, 2009, 3,611 shares	36	36
Accumulated other comprehensive loss	(1,590)	(994)
Additional paid-in capital	312	-
Retained earnings	40,227	38,939
Total stockholders' equity	38,984	37,981

TOTAL	$43,085	$41,754
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales, net	$6,276	$6,305	$12,712	$12,750

Cost of goods sold	3,009	2,970	6,122	5,915

Gross profit	3,267	3,335	6,590	6,835

Operating expense

Selling, general and administrative	977	1,035	1,916	1,987
Research & development	95	87	190	176

Total	1,072	1,122	2,106	2,163

Operating income	2,195	2,213	4,484	4,672

Other income	16	78	35	87

Income before provision for income taxes	2,211	2,291	4,519	4,759

Provision for income taxes	744	787	1,525	1,663

Net income	$1,467	$1,504	$2,994	$3,096

Earnings per common shares (basic)	$0.40	$0.42	$0.83	$0.86

Earnings per common share (diluted)	$0.40	$0.42	$0.82	$0.86

Shares outstanding - basic	3,631	3,603	3,625	3,605

Shares outstanding - diluted	3,651	3,614	3,648	3,617

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009
(in thousands - unaudited)
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,994	$3,096
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	299	287
Gain on investments	(24)	(120)
Provision for (recovery of) losses on accounts receivable	3	(2)
(Gain)/Loss on disposal of assets	0	-
Stock-based compensation expense	44	53
Changes in operating assets and liabilities:
Accounts receivable - trade	372	361
Accrued interest and other receivables	(20)	(15)
Inventories	140	(857)
Prepaid expenses and other current assets	18	(94)
Accounts payable	56	(13)
Accrued expenses	(214)	(211)
Total adjustments	675	(611)
Net cash provided by operating activities	3,669	2,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(762)	(265)
Intangible assets	-	(3)
Purchases of investments	(1,200)	(1,300)
Proceeds from sale of investments	2,134	1,016
Net cash (used in) provided by investing activities	173	(552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	375	31
Common stock purchased and retired	(134)	(116)
Tax benefit attributable to exercise of stock options	26	6
Common stock purchased and retired - options	-	-
Repayments of note payable	(180)	(326)
Payment of dividends	(853)	(830)
Net cash used in financing activities	(766)	(1,235)

Effect of exchange rate changes on cash	(53)	7

NET INCREASE IN CASH	3,022	705

CASH AT BEGINNING OF PERIOD	410	97

CASH AT END OF PERIOD	$3,432	$802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,385	$1,735
Cash paid during the period for interest	13	29
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

(2)       Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Finished goods	$1,019	$1,391
Work-in-process	783	851
Raw materials	1,364	1,165
Total	$3,166	$3,407

(3)       Stock-Based Compensation.  At June 30, 2010, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2010 and 2009, the Company recognized $19 and $22, respectively, in stock-based compensation cost.  In the six months ended June 30, 2010 and 2009, the Company recognized $44 and $53, respectively, in stock-based compensation cost.

(4)       Comprehensive Income.  Comprehensive income for the second quarter (2Q) and first half (1H) of 2010 was $1,261 and $2,634, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of ($201) and ($370) in 2Q and 1H 2010, respectively, and unrealized holding gains (losses) of ($5) and $10 in 2Q and 1H 2010, respectively.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no changes to the warranty reserve were made either for 2Q 2010 or 1H 2010, and the reserve balance at the end  of June 30, 2010 was zero.

(6)      Investments.  As of June 30, 2010, the Company’s investment of 97% of its cash and investment balances are in securities held in low risk, liquid and low yield bank accounts at JP Morgan Chase or money market mutual funds at Fidelity Investments.  To improve returns, 3% of current balances are held in equity securities of large cap established firms that pay dividends.  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	2Q 2010	2Q 2009
Balance, beginning of period	$(219)	$(293)
Realized loss from securities included in beginning balance	5	-
Gross unrealized holding gains (losses), in equity securities	(13)	(23)
Deferred income taxes on unrealized holding loss	3	9
Balance, end of period	$(224)	$(307)

(7)       Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurements and Disclosures to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of June 30, 2010:

Fair Value Measurements Using
Description	Total Fair Value at 6/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Available-for-sale securities	$ 17,953	$ 17,953	$ 0	$ 0

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
The voluminous Acts, administrative rules to enforce the Acts and promised efforts to reform the Acts, make the U.S. medical device marketplace unpredictable, particularly for the thousands of small medical device manufacturers including UTMD that do not have the overhead structure that the large companies can afford.  To the extent that the Acts place additional burdens on small medical device companies in the form of an excise tax on medical device sales, additional oversight of marketing and sales activities and new reporting requirements, the result is likely to be negative for UTMD’s ability to effectively compete and support continued investments in new product development and marketing of specialty devices.

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

(9)      Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Analysis of Results of Operations
a)     Overview
In second quarter (2Q) and first half (1H) 2010, UTMD’s total consolidated sales were about the same as in the same periods in 2009.  Gross profit margins (GPMs) were lower due to the combination of 1) transition expenses associated with consolidating Oregon injection molding operations into Utah, which is now complete, and 2) a distribution mix change resulting from an increase in international sales at wholesale prices and a decrease in domestic direct sales at higher unit prices.  The lower GPM yielded a 2.0% decline in 2Q 2010 gross profits and a 3.6% decline in 1H 2010 gross profits compared to 2Q 2009 and 1H 2009, respectively.  Operating profit margins were down less than GPMs because operating expenses as a percentage of sales were 17.1% in 2Q 2010 and 16.5% in 1H 2010 compared to 17.8% in 2Q 2009 and 17.0% in 1H 2009.  The lower operating expenses were mostly due to lower sales and marketing expenses closely associated with lower domestic direct sales.  Non-operating income declined mainly due to lower interest rates.  The resulting net income was down 2.5% in 2Q 2010 and 3.3% in 1H 2010 compared to 2Q 2009 and 1H 2009, respectively.  Although gross profits and non-operating income were lower, UTMD was able to achieve 2Q and 1H 2010 net income margins which remained very strong and were less than a percentage point lower than those achieved in 2009.

	2Q 10	2Q 09	1H 10	1H 09
Gross Profit Margin:	52.1%	52.9%	51.8%	53.6%
Operating Profit Margin:	35.0%	35.1%	35.3%	36.6%
Net Income Margin:	23.4%	23.9%	23.6%	24.3%

2Q 2010 earnings per share (EPS) were $.402 compared to $.416 in 2Q 2009. 1H 2010 EPS were $0.821 compared to $0.856 in 1H 2009.  The most recent four calendar quarters’ EPS were $1.69.  EPS for calendar year 2009 were $1.72.  Management is currently projecting EPS for calendar year 2010 in the range of $1.66 - $1.72.

The Company’s June 30, 2010 balance sheet gained strength compared to December 31, 2009 and June 30, 2009.  Key balance sheet changes compared to December 31, 2009 and June 30, 2009 follow:

	Change from	Change from
[Thousand $$]	12-31-09	6-30-09
Cash & Investments	+ 2,130	+ 4,344
Receivables & Inventory	(662)	(1,427)
Total Assets	+ 1,331	+ 2,590
Total Current Liabilities	+ 639	+ 35
Ireland Note Payable	(414)	(518)
Shareholders’ Equity	+ 1,003	+ 2,788

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

Total sales in 2Q 2010 and 1H 2010 were down slightly, $29 (0.5%) and $39 (0.3%) respectively, from the same periods in 2009.  Domestic sales declined 4% in 2Q 2010 and 5% for 1H 2010 as a result of continued restriction of the U.S. hospital marketplace by GPOs (Group Purchasing Organizations).  International sales increased 10% in 2Q 2010 and 12% for 1H 2010, despite the fact that the US Dollar was stronger in 2010. Sales in 1H 2010 from UTMD’s Ireland facility to international customers increased 6% in Euro terms but increased only 3% in US Dollar terms compared to 1H 2009.
Domestic sales are comprised of domestic direct sales (sales of finished devices to end users or distributors), which were down 5% in both 2Q 2010 and 1H 2010, and domestic OEM sales (sales of components to other companies for use in their products), which were down 2% in 2Q 2010 and 3% in 1H 2010, compared to 2Q 2009 and 1H 2009 respectively.  Domestic direct sales of obstetric devices, the product category most affected by restrictive GPO agreements, declined $406 in 1H 2010, while domestic direct sales of neonatal devices increased $49 and domestic direct sales of electrosurgery/gynecology devices declined $108.  Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize transportation and import costs.

The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:
	2Q 2010	2Q 2009	1H 2010	1H 2009
Obstetrics	$1,466	$1,616	$2,924	$3,212
Gynecology/ Electrosurgery/ Urology	1,529	1,646	3,102	3,233
Neonatal	1,899	1,709	3,806	3,581
Blood Pressure Monitoring and Accessories*	1,382	1,334	2,880	2,724
Total:	$6,276	$6,305	$12,712	$12,750
*includes molded components sold to OEM customers.

International revenues by product category:
	2Q 2010	2Q 2009	1H 2010	1H 2009
Obstetrics	$178	$109	$337	$222
Gynecology/ Electrosurgery/ Urology	525	578	1,125	1,164
Neonatal	327	224	635	459
Blood Pressure Monitoring and Accessories*	853	798	1,846	1,671
Total:	$1,883	$1,709	$3,943	$3,516
*includes molded components sold to OEM customers.

For the rest of 2010, UTMD’s sales will depend on its continued ability to retain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are increasingly making the product decisions, expanded clinical acceptance of its newer specialty products, release of new products after FDA concurrence with premarketing submissions and continued development of UTMD’s international distribution channels.   The Company’s beginning of year disclosure that it hoped to achieve 2010 sales approximately the same as in 2009 was the case in 1H 2010.

c)     Gross Profit
UTMD’s average GPM, gross profits as a percentage of sales, was 52.1% and 51.8% in 2Q and 1H 2010, respectively, compared to 52.9% and 53.6% in 2Q and 1H 2009.  Gross profit margins in 2010 were lower due to the combination of 1) transition expenses associated with consolidating Oregon injection molding operations into Utah, which is now complete, and 2) a distribution mix change resulting from an increase in international sales at wholesale prices and a decrease in domestic direct sales at higher unit prices.  The lower GPM yielded a 2.0% decline in 2Q 2010 gross profits and a 3.6% decline in 1H 2010 gross profits compared to 2Q 2009 and 1H 2009, respectively.  International sales increased from 27% of total sales in 2Q 2009 to 30% of 2Q 2010 sales, and from 28% in 1H 2009 to 31% in 1H 2010. With respect to costs associated with consolidating UTMD’s Oregon subsidiary into its Midvale, Utah operations, UTMD expects to obtain a GPM benefit in 2H 2010.  For the year 2010 as a whole, if UTMD achieves total sales about the same as in 2009, management expects its GPM will be about one-half to three-quarters of a percentage point lower than in 2009 as a result of the change in distribution mix, pricing pressures in the U.S. hospital market and the 1H 2010 costs of consolidating operations into Utah.

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

d)     Operating Profit
Operating Profit, or income from operations, is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M), product development (R&D) and general and administrative (G&A) expenses.  Total operating expenses in 2Q 2010 were $50 lower than in 2Q 2009, and $57 lower in 1H 2010 than in 1H 2009.  The lower 2Q 2010 operating expenses substantially offset the higher relative manufacturing costs so that UTMD’s operating profit margin (OPM) in 2Q 2010 was about the same as in 2Q 2009.  In 1H 2010, UTMD’s OPM was 35.3% compared to 36.6% in 1H 2009.  For the remainder of 2010, UTMD expects to control operating expenses, excluding consideration for litigation expenses which are less predictable, at a level yielding an OPM for 2010 as a whole about a half percentage point lower than in 2009.
S&M expenses in 2Q 2010 were 6.4% of sales compared to 7.0% of sales in 2Q 2009, and 6.1% of sales in 1H 2010 compared to 6.5% of sales in 1H 2009.  The lower S&M expenses resulted primarily from fewer U.S. direct sales representatives.  Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.
R&D expenses in 2Q and 1H 2010 were 1.5% of sales compared to 1.4% of sales in 2Q and 1H 2009. UTMD will opportunistically invest in R&D as projects are identified that may help its product development pipeline.
G&A expenses in 2Q 2010 were 9.2% of sales compared to 9.4% of sales in 2Q 2009, and 9.0% of sales in 1H 2010 compared to 9.1% of sales in 1H 2009.  In addition to litigation expense, G&A expenses include the cost of outside financial auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act, as well as estimated stock-based compensation cost.  Option compensation expense included in G&A expenses in 2Q 2010 was $19 compared to $22 in 2Q 2009, and $44 in 1H 2010 compared to $53 in 1H 2009.

	2Q 2010	2Q 2009	1H 2010	1H 2009
S&M Expense	$402	$443	$773	$830
R&D Expense	95	87	190	176
G&A Expense	575	592	1,143	1,157
Total Operating Expenses:	$1,072	$1,122	$2,106	$2,163

e)  Non-operating income
Non-operating income in 2Q 2010 was $16 compared to $78 in 2Q 2009, and $35 in 1H 2010 compared to $87 in 1H 2009.  The decrease in both 2010 periods was due primarily to UTMD receiving less in investment income as a result of lower interest rates.  During 2010 UTMD also received short term rental income from excess facility warehouse space in Ireland. If interest rates remain about the same for the rest of the year, UTMD expects its non-operating income will be about $50 for all of 2010.

f)     Earnings Before Income Taxes
2Q 2010 earnings before income taxes (EBT) were $2,211 compared to $2,291 in 2Q 2009.  EBT in 1H 2010 were $4,519 compared to $4,759 in 1H 2009.  EBT margins (EBT divided by sales) were 35.2% and 35.6% in 2Q and 1H 2010, respectively, compared to 36.3% and 37.3% in 2Q and 1H 2009.  The domestic component of EBT was $2,122 and $4,320 in 2Q and 1H 2010, respectively, compared to $2,168 and $4,538 in 2Q and 1H 2009.  The Ireland contribution to (foreign component of) EBT was $89 and $199 in 2Q and 1H 2010, respectively, compared to $123 and $221 in 2Q and 1H 2009.

g)     Net Income and Earnings per Share
UTMD’s net income was $1,467 in 2Q 2010 compared to $1,504 in 2Q 2009, and $2,994 in 1H 2010 compared to $3,096 in 1H 2009.  Net profit margins (NPM), net income (after income taxes) expressed as a percentage of sales, were 23.4% in 2Q 2010 compared to 23.9% in 2Q 2009, and 23.6% in 1H 2010 compared to 24.3% in 1H 2009.  The income tax provision rates in 2Q and 1H 2010 were 33.6% and 33.7% of EBT, respectively, compared to 34.4% and 35.0% in 2Q and 1H 2009. The lower tax provision rate in 1H 2010 resulted primarily from the Domestic Production Activities Deduction allowed by Section 199 of the U.S. Internal Revenue Code, which increased to 9% of manufacturing profits in 2010 from 6% in 2009.

UTMD’s net income divided by weighted average outstanding shares for the applicable reporting period, diluted for unexercised employee and director options, provides earnings per share (EPS) as follows:

	2Q 2010	2Q 2009	1H 2010	1H 2009
Earnings Per Share (EPS)	$.402	$.416	$.821	$.856
Shares (000), Diluted	3,651	3,614	3,648	3,617

The Company repurchased 5,230 of its shares in the open market in 2Q 2010 following no purchases in first quarter 2010.   Exercises of employee options added 512 and 20,306 shares in 2Q and 1H 2010 (net of 1,769 shares swapped in 1H by individuals in payment of the exercise price of the options), respectively.  Options outstanding at June 30, 2010 were about 222,400 shares at an average exercise price of $24.49 per share.
Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period.  The dilution calculation added 20,100 and 23,700 shares to actual weighted average shares outstanding in 2Q and 1H 2010 respectively, compared to 11,000 and 12,200 in 2Q and 1H 2009.  The increase in dilution is due to a higher average market price of UTMD shares during 1H 2010.  Actual outstanding common shares as of the end of 2Q 2010 were 3,627,000 compared to 3,606,000 at the end of 2Q 2009.

h)         Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance, because shareholder equity is reduced by the cost of the shares repurchased.  The Company believes that repurchasing its shares when they are undervalued ultimately leads to much higher shareholder value as well as higher ROE.
Annualized ROE (after payment of dividends) for 1H 2010 was 7% compared to 8% for 1H 2009.  ROE prior to payment of dividends was 16% in 1H 2010 and 17% in 1H 2009.  The lower ROE in 1H 2010 was due to higher average shareholder equity and lower net income to date in 2010.  Average shareholder equity has grown primarily because UTMD has remained profitable but has only minimally reduced shareholders equity by repurchasing shares since the 34% share price increase in 2009.

Liquidity and Capital Resources
i)     Cash flows
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses along with changes in working capital totaled $3,669 in 1H 2010 compared to $2,485 in 1H 2009.  The most significant difference was a $997 benefit to cash from reduced inventories in 1H 2010 when compared to an increase in 2009.  Other changes combined to net a $187 benefit to cash.
The Company’s use of capital expenditures for property and equipment increased from $265 in 1H 2009 to $762 in 1H 2010 as a result of expanding UTMD’s Utah facilities to consolidate Oregon molding operations into Utah.  The largest use of cash for investing activities in each period was a result of purchases of short-term investments in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.
In 1H 2010, UTMD received $375 and issued 20,306 shares of stock upon the exercise of employee stock options.  Option exercises in 1H 2010 were at an average price of $19.27 per share.  Employees exercised a total of 22,075 option shares in 1H 2010, with 1,769 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options.  For comparison, the Company received $31 from issuing 8,980 shares of stock on the exercise of employee stock options in 1H 2009, net of 2,145 shares retired upon employees trading those shares in payment of the stock option exercise price.  The Company repurchased 5,230 shares of its stock in the open market at a cost of $134 during 1H 2010, an average cost of $25.71 per share including commissions and fees.  For comparison, UTMD repurchased 5,367 shares of stock in the open market at a cost of $116 during 1H 2009.
UTMD Ltd. (Ireland subsidiary) made payments of $180 on its note payable during 1H 2010, compared to $326 in 1H 2009.  UTMD paid $853 in cash dividends in 1H 2010 compared to $830 in 1H 2009.
Management believes that income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  Planned capital expenditures during the remainder of 2010 are expected to be higher than they were in 2009 due to the 2H 2010 completion of payments for facility expansion and possible acquisition of other products or intangible assets. The Company continues to keep facilities, equipment and tooling in good working order. In addition, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, an acquisition that might strategically fit UTMD’s business and be accretive to performance.

j)     Assets and Liabilities
June 30, 2010 total assets were $1,331 higher than at December 31, 2009.  The increase resulted from a $2,130 increase in cash and investments.  Cash and investments increased primarily as a result of UTMD’s continued excellent profitability.
Working capital (current assets, C/A, minus current liabilities, C/L) was $25,338 at June 30, 2010, an $866 increase from 2009 year-end.  C/A increased $1,505.  Inventory and receivables balances both declined and were well within management’s productivity targets.  C/L increased $639 primarily because of the early payment of the 4Q dividend at the end of 2009. As a result of the increase in C/L, UTMD’s current ratio decreased to 11.6 on June 30, 2010 from 14.9 at year-end 2009.  The current ratio was 10.6 on June 30, 2009. Working capital continues well in excess of UTMD’s normal operating needs.
Net property and equipment decreased $152 in 1H 2010 even though capital expenditures of $762 exceeded depreciation by $486.  The difference was due to the dollar-denominated change in value of Ireland P&E.  Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $22, the amount of intellectual property amortization during the period. At June 30, 2010, net intangible assets including goodwill were 17% of total assets compared to 18% at year-end 2009.
UTMD’s long term liabilities are comprised of the Ireland note payable ($1,034 on June 30, 2010) and deferred income taxes ($667 on June 30, 2010).  The deferred taxes result primarily from the temporary difference created by accelerated depreciation of assets for tax purposes compared to depreciation for book purposes. As of December 31, 2009, the respective long term liabilities were $1,403 and $608.  The June 30, 2010 Ireland note payable balance, denominated in thousand Euros, declined 133.  This translated to a $414 in USD-denominated decline because the USD increased in value against the Euro.
Because of the increase in C/L in 1H 2010 related to the timing of the payment of the quarterly dividend, UTMD’s total debt ratio (total liabilities/ total assets) as of June 30, 2010 was 10% compared to 9% on December 31, 2009.  UTMD’s total debt ratio on June 30, 2009 was 11%.

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

After six months’ performance, UTMD’s objectives for calendar year 2010 remain the same as above.

l)      Accounting Policy Changes.
None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies.  The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate was 0.8181 EURO per USD as of June 30, 2010, and 0.7075 EURO per USD as of June 30, 2009.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 2Q 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
4/01/10 – 4/30/10	-	$ -	-
5/01/10 – 5/31/10	656	25.98	656
6/01/10 – 6/30/10	4,574	25.67	4,574
Total	5,230	$ 25.71	5,230

(1)            In 2Q 2010 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992.  Since 1993 through 2Q 2010, the Company has repurchased 6.7 million shares at an average cost of $12.46 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.5 million of its shares at an average price of $11.66 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.7 million option shares at an average price of $9.18 per share.  All options were awarded at the market value of the stock on the date of the award.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/5/10	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/5/10	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer