Form 10-Q
period 2010-09-30
UTAH MEDICAL PRODUCTS INC
filed 2010-11-04
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2010	Commission File No. 0-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:   (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2010: 3,616,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(in thousands)

	(unaudited)	(audited)
ASSETS	SEPTEMBER 30, 2010	DECEMBER 31, 2009

Current assets:
Cash	$3,851	$410
Investments, available-for-sale	17,500	18,845
Accounts & other receivables - net	2,866	3,157
Inventories	3,270	3,407
Other current assets	474	414
Total current assets	27,961	26,233

Property and equipment - net	8,892	8,133

Goodwill	7,191	7,191

Other intangible assets	2,166	2,660
Other intangible assets - accumulated amortization	(2,000)	(2,463)
Other intangible assets - net	166	197

TOTAL	$44,210	$41,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$367	$345
Accrued expenses	2,056	1,152
Current portion of note payable	231	264
Total current liabilities	2,654	1,761

Note payable	1,037	1,403

Deferred income taxes	741	608
Total liabilities	4,432	3,773

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000 shares; issued - September 30, 2010, 3,615 shares and December 31, 2009, 3,611 shares	36	36
Accumulated other comprehensive loss	(1,183)	(994)
Additional paid-in capital	35	-
Retained earnings	40,889	38,939
Total stockholders' equity	39,778	37,981

TOTAL	$44,210	$41,754

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
(in thousands, except per share amounts - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
Sales, net	$6,201	$6,673	$18,912	$19,424

Cost of goods sold	2,865	3,174	8,987	9,089

Gross profit	3,336	3,500	9,925	10,335

Operating expense

Selling, general and administrative	977	1,018	2,893	3,006
Research & development	101	97	292	273

Total	1,078	1,116	3,184	3,279

Operating income	2,257	2,384	6,741	7,056

Other income (expense)	31	61	66	148

Income before provision for income taxes	2,289	2,445	6,807	7,204

Provision for income taxes	777	830	2,302	2,493

Net income	$1,512	$1,615	$4,505	$4,711

Earnings per common share (basic)	$0.42	$0.45	$1.24	$1.31

Earnings per common share (diluted)	$0.42	$0.44	$1.24	$1.30

Shares outstanding - basic	3,616	3,609	3,622	3,606

Shares outstanding - diluted	3,631	3,642	3,643	3,624

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009
(in thousands - unaudited)

	SEPTEMBER 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,505	$4,711
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	449	433
(Gain) loss on investments	(39)	(199)
Provision for (recovery of) losses on accounts receivable	4	6
Deferred income taxes	-	-
(Gain) loss on disposal of assets	0	-
Stock-based compensation expense	64	75
Changes in operating assets and liabilities:
Accounts receivable - trade	303	385
Accrued interest and other receivables	(45)	(45)
Inventories	122	(546)
Prepaid expenses and other current assets	48	(7)
Accounts payable	21	(37)
Accrued expenses	55	431
Total adjustments	982	497
Net cash provided by operating activities	5,487	5,207

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(1,418)	(437)
Intangible assets	(2)	(6)
Purchases of investments	(1,200)	(2,600)
Proceeds from the sale of investments	2,639	1,016
Net cash provided by (used in) investing activities	19	(2,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	380	104
Common stock purchased and retired	(439)	(116)
Tax benefit attributable to exercise of stock options	30	16
Repayments of note payable	(302)	(428)
Payment of dividends	(1,707)	(1,658)
Net cash used in financing activities	(2,037)	(2,081)

Effect of exchange rate changes on cash	(28)	19

NET INCREASE (DECREASE) IN CASH	3,441	1,117

CASH AT BEGINNING OF PERIOD	410	97

CASH AT END OF PERIOD	$3,851	$1,214

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,055	$2,305
Cash paid during the period for interest	19	40

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

(2)      Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
Finished goods	$1,068	$1,391
Work-in-process	828	851
Raw materials	1,374	1,165
Total	$3,270	$3,407

(3)      Stock-Based Compensation.  At September 30, 2010 the Company had stock-based employee compensation plans, which authorized the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2010 and 2009, the Company recognized $19 and $22, respectively, in stock-based compensation cost.   In the nine months ended September 30, 2010 and 2009, the Company recognized $64 and $75, respectively, in stock-based compensation cost.

(4)       Comprehensive Income.  Comprehensive income for the third quarter (3Q) and first nine months (9M) of 2010 was $1,769 and $4,403, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of $235 and $(135) in 3Q and 9M 2010, respectively, and unrealized holding gains of $22 and $33 in 3Q and 9M 2010, respectively.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no changes to the warranty reserve were made either for 3Q 2010 or 9M 2010, and the reserve balance at the end of September 30, 2010 was zero.

(6)      Investments.  As of September 30, 2010, the Company’s investment of 99% of its cash and investment balances are in securities held in low risk, liquid and low yield bank accounts at JP Morgan Chase or money market mutual funds at Fidelity Investments.  To improve returns, 1% of current balances are held in equity securities of large cap established firms that pay dividends.  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	3Q 2010	3Q 2009
Balance, beginning of period	$(224)	$(307)
Realized loss from securities included in beginning balance	30	96
Gross unrealized holding gains (losses), in equity securities	6	45
Deferred income taxes on unrealized holding loss	(14)	(55)
Balance, end of period	$(202)	$(221)

(7)  Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurements and Disclosures to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of September 30, 2010:
Fair Value Measurements Using
Description	Total Fair Value at 9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Available-for-sale securities	$ 17,500	$ 17,500	$ 0	$ 0

 (8)       This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by management based on information currently available.  When used in this document, the words “anticipate,” “believe,” “project,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties, and assumptions, including the risks and uncertainties noted throughout this document.  Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected, or intended.  Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and the Company assumes no obligation to update or disclose revisions to those estimates.

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

Analysis of Results of Operations
a)     Overview
A summary of income statement measures for third quarter (3Q) and first nine months (9M) 2010 compared to the same periods in 2009 follow:

	3Q 2010	3Q 2009	change	9M 2010	9M 2009	change
Net Sales	$6,201	$6,673	(7.1%)	$18,912	$19,424	(2.6%)
Gross Profit	3,336	3,500	(4.7%)	9,925	10,335	(4.0%)
Operating Income	2,257	2,384	(5.3%)	6,741	7,056	(4.5%)
Income Before Tax	2,289	2,445	(6.4%)	6,807	7,204	(5.5%)
Net Income	1,512	1,615	(6.4%)	4,505	4,711	(4.4%)
Earnings per Share	.416	.443	(6.1%)	1.237	1.300	(4.9%)

Total sales in 3Q 2009 were the highest of the four quarters in 2009 and total sales in 3Q 2010 were the lowest in the three quarters to date in 2010.  Both were due primarily to fluctuations in international sales. Domestic sales have increased each quarter sequentially in 2010, but are 5% lower for 9M 2010, whereas International sales have declined each quarter sequentially in 2010 but are 5% higher for 9M 2010.  UTMD does not consider its business to be seasonal.  However, ordering patterns for domestic OEM customers and International customers, which together represent about 35% of UTMD’s business, do fluctuate from quarter to quarter because those customers tend to purchase several months’ up to a year’s supply of devices or components at a time.

A comparison of profit margins for the periods follows:
	3Q 10	3Q 09	9M 10	9M 09
Gross Profit Margin:	53.8%	52.4%	52.5%	53.2%
Operating Profit Margin:	36.4%	35.7%	35.6%	36.3%
Net Income Margin:	24.4%	24.2%	23.8%	24.3%

Gross profits declined less than sales declined in 3Q 2010 compared to 3Q 2009 due to an improved gross profit margin resulting from a combination of 1) cessation of Oregon injection molding operations after 1H 2010, 2) a better pricing mix resulting from a decrease in International sales at wholesale prices, and 3) reallocation of shipping costs from cost of goods sold to sales and marketing expenses (a component of operating expenses). In contrast, gross profits declined more than sales declined in 9M 2010 compared to 9M 2009 due to a lower gross profit margin resulting from a combination of 1) costs of consolidating Oregon operations into Utah in 1H 2010, and 2) a worse pricing mix resulting from an increase in International sales at wholesale prices, and lower prices domestically.
Operating expenses in 3Q 2010 and 9M 2010 were consistent with the same periods in 2009. Operating expenses as a percentage of sales were 17.4% in 3Q 2010 compared to 16.7% in 3Q 2009, and 16.8% in 9M 2010 compared to 16.9% in 9M 2009.  Income Before Tax (EBT) was down more than operating income in both periods because non-operating income was $30 less in 3Q 2010 than in 3Q 2009, and $82 less in 9M 2010 than in 9M 2009 mainly due to lower interest rates on UTMD’s cash and equivalents balances. The resulting net income in 3Q 2010 compared to 3Q 2009 was down the same percentage as EBT because the income tax provision rate was the same at 33.95% for both periods.  For 9M 2010, the income tax provision was lower at 33.81% compared to 34.61% for 9M 2009.
The lower decline in Earnings per Share relative to Net Income in 3Q 2010 was due to 10,600 fewer diluted shares in 3Q 2010 compared to 3Q 2009.  The greater decline in Earnings per Share relative to Net Income in 9M 2010 was due to 19,300 greater diluted shares in 9M 2010 compared to 9M 2009. The most recent four calendar quarters’ EPS were $1.66.  Management is currently projecting EPS for calendar year 2010 approximately $1.66, about a 4% decline for the year as a whole.

The Company’s September 30, 2010 balance sheet gained strength compared to December 31, 2009 and September 30, 2009.  Key balance sheet changes compared to the previous calendar year-end and one year ago follow:
	Change from	Change from
[Thousand $$]	12-31-09	9-30-09
Cash & Investments	+ 2,096	+ 2,381
Receivables & Inventory	(428)	(909)
Total Assets	+ 2,456	+ 2,032
Total Current Liabilities	+ 893	(341)
Ireland Note Payable	(399)	(459)
Shareholders’ Equity	+ 1,797	+ 2,489

The reduction in receivables and inventories indicates that as of September 30, 2010, receivables are current (40 days in trade receivables) and inventories fresh (3.6 turns based on 3Q 2010 CGS) relative to recent production and sales activities.  In 9M 2010, cash and equivalents balances rose after the Company used cash generated by operations to pay $2,555 in shareholder dividends (counting the 4Q 2009 dividend which was paid in late December 2009 instead of early January 2010), repurchase 17,600 of its shares in the open market for $439, invest $1,155 in facilities expansion in Utah (in order to house consolidated Oregon operations), invest $142 in new product technology and make $121 purchases of capital equipment and tooling.  Shareholders’ Equity rose despite the above noted payment of dividends and share repurchases which reduce Shareholders’ Equity. The Company continues to repay the Ireland subsidiary loan (UTMD’s only debt) with profits generated by Ireland operations. The increase in current liabilities from the end of 2009 is due to the 4Q 2009 shareholder dividend having already been paid at the end of December 2009, whereas the 3Q 2010 dividend was paid in October after the end of 3Q 2010 (and therefore included in current liabilities on September 30, 2010).  As a more consistent comparison because of the same timing of dividend payments, current liabilities on September 30, 2010 are down $341 compared to September 30, 2009.

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
Total sales in 3Q 2010 and 9M 2010 were down $472 (7.1%) and $511 (2.6%) respectively, from the same periods in 2009.  Domestic sales declined 6% in 3Q 2010 and 5% for 9M 2010 as a result of lower utilization rates of medical devices in U.S. hospitals, lower demand for components from OEM customers and unit price reductions. Despite the declines, domestic sales have improved in 2010 on a quarterly basis, from $4,375 in first quarter to $4,455 in third quarter. International sales were 9% lower in 3Q 2010 but were 5% higher for 9M 2010 compared to the same periods in 2009. Sales in 9M 2010 from UTMD’s Ireland subsidiary to international customers were 8% lower in US Dollar terms but only 3% lower in Euro terms compared to 9M 2009.  The difference was due to the USD/Euro average exchange rate, which was 1.314 for 9M 2010 compared to 1.387 for 9M 2009.
Domestic sales are comprised of domestic direct sales (sales of finished devices to end users or distributors), which were down 6% in both 3Q 2010 and 9M 2010, and domestic OEM sales (sales of components to other companies for use in their products), which were down 5% in 3Q 2010 and 4% in 9M 2010, compared to same periods in 2009.  Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers purchase several months’ supply of products at a time to minimize transportation and import costs.

The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:
	3Q 2010	3Q 2009	9M 2010	9M 2009
Obstetrics	$1,590	$1,624	$4,514	$4,836
Gynecology/ Electrosurgery/ Urology	1,459	1,573	4,561	4,806
Neonatal	1,728	1,902	5,534	5,483
Blood Pressure Monitoring and Accessories*	1,424	1,574	4,304	4,298
Total:	$6,201	$6,673	$18,912	$19,424
*includes molded components sold to OEM customers.

International revenues by product category:
	3Q 2010	3Q 2009	9M 2010	9M 2009
Obstetrics	$242	$122	$579	$344
Gynecology/ Electrosurgery/ Urology	431	535	1,555	1,698
Neonatal	257	255	892	714
Blood Pressure Monitoring and Accessories*	816	1,005	2,662	2,676
Total:	$1,745	$1,916	$5,688	$5,432
*includes molded components sold to OEM customers.

For the remainder of 2010, UTMD’s sales will depend on device utilization rates in the face of increasing financial difficulties for U.S. hospitals, UTMD’s ability to retain medical staff involvement in purchasing decisions for UTMD’s “physician-preference” products used in U.S. hospitals where administrators are increasingly making the product decisions, expanded clinical acceptance of its newer specialty products, release of new products after FDA concurrence with premarketing submissions and continued development of UTMD’s international distribution channels.  The Company now expects total sales will be about 3% lower for the full calendar year of 2010 compared to 2009.

c)     Gross Profit
UTMD’s average GPM, gross profits as a percentage of sales, was 53.8% in 3Q 2010 and 52.5% in 9M 2010,  compared to 52.4% and 53.2% in 3Q and 9M 2009.  Although the unit prices of some devices declined and there was lower absorption of fixed manufacturing overhead costs in Utah and Ireland as a result of lower sales, UTMD achieved a higher 3Q 2010 GPM due to a combination of 1) cessation of  Oregon injection molding operations after 1H 2010,  2) a better pricing mix resulting from a decrease in International sales at wholesale prices, and 3) reallocation of shipping costs from cost of goods sold to sales and marketing expenses (a component of operating expenses).  UTMD believes the amount of the reclassification is not significant. In the 2010 10-K Report UTMD will reclassify applicable prior period amounts for comparison purposes. The reallocation of shipping expenses represented 1.1 percentage points in GPM. In contrast, gross profits declined more than sales declined in 9M 2010 compared to 9M 2009 due to a lower gross profit margin resulting from a combination of 1) one-time costs of consolidating Oregon operations into Utah in 1H 2010, 2) a worse pricing mix resulting from an increase in International sales at wholesale prices, 3) lower unit prices domestically and 4) lower absorption of fixed manufacturing overhead costs.  For the year 2010 as a whole, management expects UTMD’s GPM will be about one-half of a percentage point lower than in 2009.
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

d)     Operating Profit
Operating Profit, or income from operations, is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M), product development (R&D) and general and administrative (G&A) expenses.  Operating expenses in 3Q 2010 were $37 lower than in 3Q 2009, and $94 lower in 9M 2010 than in 9M 2009.  The lower 3Q 2010 operating expenses (which included shipping expenses reallocated from cost of goods sold), combined with a higher GPM, resulted in an increase in the operating profit margin (OPM) in 3Q 2010 to 36.4% from 35.7% in 3Q 2009.  In 9M 2010, UTMD’s OPM was 35.6% compared to 36.3% in 9M 2009.  UTMD expects an OPM for 2010 as a whole about the same as for 9M 2010.
S&M expenses in 3Q 2010 were 6.2% of sales compared to 5.8% of sales in 3Q 2009, and 6.1% of sales in 9M 2010 compared to 6.3% of sales in 9M 2009.  The higher S&M expenses as a percentage of sales in 3Q 2010 resulted from the reallocation of shipping costs and lower sales. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.

R&D expenses in 3Q and 9M 2010 were 1.6% and 1.5% of sales, respectively, compared to 1.5% and 1.4% of sales in 3Q and 9M 2009. UTMD will continue to opportunistically invest in R&D as projects are identified that may help its product development pipeline.
G&A expenses in 3Q 2010 were 9.5% of sales compared to 9.4% of sales in 3Q 2009, and 9.2% of sales in both 9M 2010 and 9M 2009.  In addition to litigation expense, G&A expenses include the cost of outside financial auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act, as well as estimated stock-based compensation cost.  Option compensation expense included in G&A expenses in 3Q 2010 was $19 compared to $22 in 3Q 2009, and $64 in 9M 2010 compared to $75 in 9M 2009.
	3Q 2010	3Q 2009	9M 2010	9M 2009
S&M Expense	$386	$389	$1,159	$1,218
R&D Expense	101	97	292	273
G&A Expense	591	630	1,734	1,788
Total Operating Expenses:	$1,078	$1,116	$3,184	$3,279

e)  Non-operating income
Non-operating income in 3Q 2010 was $31 compared to $61 in 3Q 2009, and $66 in 9M 2010 compared to $148 in 9M 2009.  The decrease in both 2010 periods was due primarily to UTMD receiving less in investment income as a result of lower interest rates. UTMD projects its non-operating income will be about $90 for all of 2010.

f)     Earnings Before Income Taxes
3Q 2010 earnings before income taxes (EBT) were $2,289 compared to $2,445 in 3Q 2009.  EBT in 9M 2010 were $6,807 compared to $7,204 in 9M 2009.  EBT margins (EBT divided by sales) were 36.9% and 36.0% in 3Q and 9M 2010, respectively, compared to 36.6% and 37.1% in 3Q and 9M 2009.  The domestic component of EBT was $2,240 and $6,560 in 3Q and 9M 2010, respectively, compared to $2,334 and $6,872 in 3Q and 9M 2009.  The Ireland contribution to (foreign component of) EBT was $48 and $247 in 3Q and 9M 2010, respectively, compared to $111 and $332 in 3Q and 9M 2009.

g)     Net Income and Earnings per Share
UTMD’s net income was $1,512 in 3Q 2010 compared to $1,615 in 3Q 2009, and $4,505 in 9M 2010 compared to $4,711 in 9M 2009.  Net profit margins (NPM), net income (after income taxes) expressed as a percentage of sales, were 24.4% in 3Q 2010 compared to 24.2% in 3Q 2009, and 23.8% in 9M 2010 compared to 24.3% in 9M 2009.  The income tax provision rates in 3Q and 9M 2010 were 34.0% and 33.8% of EBT, respectively, compared to 34.0% and 34.6% in 3Q and 9M 2009. The lower tax provision rate in 9M 2010 resulted primarily from the Domestic Production Activities Deduction allowed by Section 199 of the U.S. Internal Revenue Code, which increased to 9% of manufacturing profits in 2010 from 6% in 2009.
UTMD’s net income divided by weighted average outstanding shares for the applicable reporting period, diluted for unexercised employee and director options, provides earnings per share (EPS) as follows:

	3Q 2010	3Q 2009	9M 2010	9M 2009
Earnings Per Share (EPS)	$.416	$.443	$1.237	$1.300
Shares (000), Diluted	3,631	3,642	3,643	3,624

The Company repurchased 12,340 of its shares in the open market in 3Q 2010 at an average cost of $24.67 per share including transaction costs.  That brought the total repurchases in 9M 2010 to 17,570 shares at an average cost of $24.98 per share.   Exercises of employee options added 520 and 20,826 shares in 3Q and 9M 2010 (net of 1,769 shares swapped in 9M by optionees for payment of the exercise price of the options).  Options outstanding at September 30, 2010 were about 221,600 shares at an average exercise price of $24.53 per share.  This compares to 243,800 option shares outstanding at the end of 3Q 2009 at an average exercise price of $23.94 per share.
Stock market increases and decreases in UTMD’s share price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period.  The dilution calculation added 14,800 and 21,200 shares to actual weighted average shares outstanding in 3Q and 9M 2010 respectively, compared to 33,000 and 17,600 in 3Q and 9M 2009.  Actual outstanding common shares as of the end of 3Q 2010 were 3,614,900 compared to 3,610,400 at the end of 3Q 2009.

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
Annualized ROE (after payment of dividends) for 9M 2010 was 7% compared to 8% for 9M 2009.  ROE prior to payment of dividends was 15% in 9M 2010 compared to 17% in 9M 2009.  The lower ROE in 9M 2010 was due to higher average shareholder equity and lower net income to date in 2010.  Average shareholder equity has grown primarily because UTMD has remained profitable and has minimally repurchased shares in 2010.

Liquidity and Capital Resources
i)     Cash flows
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses along with changes in working capital totaled $5,487 in 9M 2010 compared to $5,207 in 9M 2009.  The most significant difference was a $668 benefit to cash from reduced inventories in 9M 2010 when compared to an increase in 2009.  Other changes combined to net a $356 use of cash.
The Company’s use of capital expenditures for property and equipment increased from $437 in 9M 2009 to $1,418 in 9M 2010 primarily as a result of expanding UTMD’s Utah facilities to consolidate Oregon molding operations into Utah.  The use of cash for investing activities in each period was a result of purchases of short-term investments in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.
In 9M 2010, UTMD received $380 and issued 20,826 shares of stock upon the exercise of employee stock options.  Option exercises in 9M 2010 were at an average price of $19.04 per share.  Employees exercised a total of 22,595 option shares in 9M 2010, with 1,769 shares immediately being retired as a result of the individuals trading the shares in payment of the exercise price of the options.  For comparison, the Company received $104 from issuing 13,027 shares of stock on the exercise of employee stock options in 9M 2009, net of 2,145 shares retired upon employees trading those shares in payment of the stock option exercise price.  The Company repurchased 17,570 shares of its stock in the open market at a cost of $439 during 9M 2010, an average cost of $24.98 per share including commissions and fees.  For comparison, UTMD repurchased 5,367 shares of stock in the open market at a cost of $116 during 9M 2009.
UTMD Ltd. (Ireland subsidiary) made payments of $302 on its note payable during 9M 2010, compared to $428 in 9M 2009.  UTMD paid $1,707 in cash dividends in 9M 2010 compared to $1,658 in 9M 2009.
Management believes that income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  Planned capital expenditures during the remainder of 2010 are expected to be about the same as they were in the same period of 2009. The Company continues to keep facilities, equipment and tooling in good working order. In addition, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, an acquisition that might strategically fit UTMD’s business and be accretive to performance.

j)     Assets and Liabilities
September 30, 2010 total assets were $2,457 higher than at December 31, 2009.  The increase resulted mainly from a $2,096 increase in cash and investments.  Cash and investments increased primarily as a result of UTMD’s continued excellent profitability.
Working capital (current assets, C/A, minus current liabilities, C/L) was $25,307 at September 30, 2010, an $836 increase from 2009 year-end.  C/A increased $1,728.  Inventory and receivables balances both declined and were well within management’s productivity targets.  C/L increased $893 because the 4Q 2009 dividend was paid before the end of December 2009, but the 3Q 2010 dividend was not paid until October 2010 and therefore was included in C/L on September 30. As a result of the increase in C/L, UTMD’s current ratio was 10.5 on September 30, 2010 compared to 14.9 at year-end 2009.  A better comparison that eliminates the differences in timing of dividend payments might be the current ratio of 8.8 on September 30, 2009.  Working capital continues well in excess of UTMD’s normal operating needs, providing flexibility to take timely advantage of investment opportunities to expand business or to weather surprises from an increasingly negative environment for specialized medical device companies in the U.S.
Net property and equipment (P&E) increased $759 in 9M 2010 even though capital expenditures of $1,396 exceeded depreciation by $980.  The difference was due to the change in USD/Euro exchange rates for assets located in Ireland P&E. Goodwill resulting from prior acquisitions remained the same. Net intangible assets excluding goodwill decreased $31, the amount of intellectual property amortization during the period. At September 30, 2010, net intangible assets including goodwill were 17% of total assets compared to 18% at year-end 2009.
UTMD’s long term liabilities are comprised of the Ireland subsidiary note payable ($1,037 on September 30, 2010) and deferred income taxes ($741 on September 30, 2010).  The deferred taxes result primarily from the temporary difference created by accelerated depreciation of assets for tax purposes compared to depreciation for book purposes. As of December 31, 2009, the respective long term liabilities were $1,403 and $608.  The September 30, 2010 Ireland note payable balance, denominated in thousand Euros, declined 226.  This translated to a $399 USD-denominated decline because the USD increased in value against the Euro.
Because of the increase in C/L in 9M 2010 related to the timing of the payment of the quarterly dividend, UTMD’s total debt ratio (total liabilities/ total assets) as of September 30, 2010 was 10% compared to 9% on December 31, 2009.  UTMD’s total debt ratio on September 30, 2009 was also 10%.

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
5)  look for accretive acquisitions to augment sales growth;  and
6)  utilize excess cash balances in shareholders’ best long-term interest, including continued cash dividends andopen market share repurchases when UTMD’s share price seems undervalued.

UTMD’s objectives for calendar year 2010 remain the same as above.

l)      Accounting Policy Changes.
None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing operations, including related assets, in Ireland denominated in the EURO, and sells products under agreements denominated in various Western European currencies.  The EURO and other currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate was 0.7348 EURO per USD as of September 30, 2010, and 0.6840 EURO per USD as of September 30, 2009.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2010, the company’s disclosure controls and procedures were effective.
 There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 3Q 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
7/01/10 – 7/31/10	12,340	$ 24.67	12,340
8/01/10 – 8/31/10	-	-	-
9/01/10 – 9/30/10	-	-	-
Total	12,340	$ 24.67	12,340

(1)        In 3Q 2010 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992.  Since 1993 through 3Q 2010, the Company has repurchased 6.7 million shares at an average cost of $12.48 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.5 million of its shares at an average price of $11.69 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.7 million option shares at an average price of $9.18 per share.  All options were awarded at the market value of the stock on the date of the award.
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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/4/10	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/4/10	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer