Form 10-K
period 2010-12-31
UTAH MEDICAL PRODUCTS INC
filed 2011-03-03
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2010, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $80,390,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 2, 2011, common shares outstanding were 3,620,000.

DOCUMENTS INCORPORATED BY REFERENCE.  The Company’s definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Item 10, 11, 12, 13 and 14 of this Form 10-K.

PART I

ITEM 1 – BUSINESS

Dollar amounts throughout this report are in thousands except per-share amounts and where noted.

Utah Medical Products, Inc. (“UTMD” or “the Company”) is in the business of producing high quality cost- effective medical devices that are predominantly proprietary, disposable and for hospital use.  Success depends on 1) recognizing needs of clinicians and patients,  2) rapidly designing or acquiring economical solutions that gain premarketing regulatory concurrence,  3) reliably producing products that meet those clinical needs, and then  4) selling through

a)	UTMD's own direct channels into markets where the Company enjoys an established reputation and has a critical mass of sales and support resources, or
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

UTMD’s products are sold directly to end users in the U.S. domestic market by the Company’s own direct sales representatives and independent manufacturers’ representatives.  In addition, some of UTMD’s products are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers.  Internationally, products are sold through other medical device companies and through independent medical products distributors.  UTMD has representation in all major developed countries through several hundred distributors, 109 of which purchased at least five thousand dollars in UTMD medical devices during 2010.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $112,177 in the form of share repurchases, and an additional $24,490 in the form of cash dividends, to its public shareholders.

In 1995, Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed to better serve UTMD’s international customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  Sales of the products, or derivatives of the products, from the three acquisitions noted above, comprised about 40% of UTMD’s 2010 sales.  The net book value of intangible assets (goodwill) remaining on UTMD’s balance sheet at the end of 2010 resulting from the three acquisitions, as a ratio of total 2010 sales, was 29%.

UTMD's corporate offices are located at 7043 South 300 West, Midvale, Utah 84047 USA.  The corporate office telephone number is (801) 566-1200.  Ireland operations are located at Athlone Business and Technology Park, Athlone, County Westmeath, Ireland.  The Ireland telephone number is 353 (90) 647-3932.

PRODUCTS

More complete descriptions including part numbers and pictures of UTMD’s devices can be conveniently obtained at www.utahmed.com.

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

Vacuum-Assisted Delivery Systems (VAD).
UTMD’s VAD Systems include CMI® patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries.  UTMD’s patented soft silicone cup is a bell-shaped cup design that should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated.  Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention.  Although there are risks associated with vaginal operative deliveries which may currently represent 4-7% of all U.S. hospital births, the procedures are generally regarded as safer long term for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations.  UTMD estimates that the VAD operative approach is used for about 3-7% of all U.S. births, with forceps as the alternative.  UTMD’s patented bell-shaped soft silicone TENDER TOUCH® cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System which reports specific names of products used in hospitals.

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

In 2011, UTMD will continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most developmentally-friendly NICU specialty products in the medical device industry.  In addition to products already offered and being developed internally, UTMD will look to continue to expand sales through international distribution arrangements, and through selective complementary product acquisitions.

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

1)  Domestic direct sales.
For domestic direct sales, which in 2010 represented 64% of total consolidated worldwide sales, marketing efforts are complex and fragmented.  UTMD’s marketing focus is with clinicians who take responsibility for obtaining optimal patient care outcomes, primarily through clinical meetings and trade shows.  In competitive bidding processes, UTMD works primarily with administrators who are responsible for hospital purchasing decisions.

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

As a general rule, because of UTMD’s differences in design and manufacturing reliability, competitors’ devices represent substitutes rather than equivalent devices.  The Company’s primary marketing challenge is to keep its customers focused on those differences and their important clinical benefits.  In recent years, UTMD’s access to hospital clinicians has become increasingly restricted and the involvement of clinicians in medical device purchasing decisions, which is critical to the Company’s success, has declined.  To the degree hospitals become less focused on patient safety and clinical outcomes and more on out-of-pocket unit price, UTMD’s competitive position weakens.

2)  Domestic OEM sales.
In 2010, UTMD sold components and finished devices to 145 other companies in the U.S., representing about 6% of total sales.  Ten percent of these customers represented 69% of UTMD’s 2010 OEM sales.  For over 30 years, the Company has utilized its manufacturing capabilities and engineering know-how to produce high quality components for other companies.  Because it is well-known in that regard, UTMD does not actively market its OEM business.  UTMD’s website, which lists its capabilities, is often the basis for contacts for new OEM work.

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

3)  International sales.
With only a few exceptions, UTMD’s international sales are to other companies and distributors, not to clinical users.  UTMD relies on those third party representatives to market its products in their geographic territories.  In 2010, sales to 316 international customers represented 31% of total sales. Ten percent of these customers represented 80% of UTMD’s 2010 international sales.

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

In addition, the longer term overall cost of care will continue to increase, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace as a result of unnecessary regulatory and other purely administrative burdens.  The length of time and number of administrative steps required in evaluating new products for use in hospitals has grown substantially in recent years.  As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for existing products.  UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company’s approach or demand too great a financial or administrative burden.

In the U.S., UTMD sells its products through its own directly employed sales force and through selective independent manufacturer representatives.  The direct representatives concentrate on applications for UTMD products where customer training and support may be important.  As of February 2011, the direct sales force is comprised both of “outside” representatives operating remotely in specific geographic areas, and “inside” representatives who operate primarily by telephone from corporate offices.  Direct representatives are trained to understand the medical procedures being performed within UTMD’s clinical focus.  Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems.  In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs.

When hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors currently comprise about 10% of total domestic direct sales.  In contrast, fourteen years ago, national distributors and independent stocking distributors in the U.S. represented more than 65% of UTMD’s direct domestic Ob/Gyn and Neonatal products business.

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

UTMD’s current product development projects are in three areas of focus: 1) labor & delivery, 2) neonatal intensive care, and 3) specialized procedures for the assessment and treatment of cervical/uterine disease.  Internal product development expenses are expected to be in the range of 1-2% of sales in 2011.  In 2010, 2009 and 2008 respectively, new product development expenses were $397 (1.6% of sales), $361 (1.4% of sales) and $359 (1.3% of sales).

EMPLOYEES

At December 31, 2010, the Company had 160 employees, and an additional twelve contract employees.  The contract employees represent UTMD’s desire to provide handicapped persons additional work opportunities, hired through the Utah state-supported Work Activity Center.  The average tenure of UTMD’s employees is over twelve years, which conveys an important benefit due to the level of training required to produce consistently high quality medical devices.  The Company's continued success will depend to a large extent upon its ability to retain skilled employees.  No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which reliable, creative and high achieving people wish to work.

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

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company owns or exclusively licenses twenty unexpired patents, has four patents pending and is the licensee of certain other technology.  There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns twenty-three U.S. registered trademarks which have achieved significant brand recognition.

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

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2010, ongoing royalties included in cost of goods sold were $2.  Other royalties have been previously paid as a lump sum, or were incorporated into the price of acquisitions or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  UTMD’s future financial performance may also depend on the marketing ability of other companies that license UTMD’s technology.  During 2010 and 2009 the Company did not receive royalty income, compared to royalty income of $450 received in 2008. The patents expired in late 2008 under which the $450 annual royalty income of the previous years was received.

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

All of UTMD’s present products are unclassified, Class I or Class II devices.  The Company is in compliance with all applicable U.S. regulatory standards including CFR Part 820, the FDA Quality System Regulation (QSR) effective in 1997, also known as cGMPs (current good manufacturing practices).   The Company’s most recent FDA inspection was in March 2010, which did not result in the issuance of any FDA-483 observations.

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

Revenues from customers outside the U.S. in 2010 were $7,690 (31% of total sales), compared to $7,291 (28% of total sales) in 2009 and $8,668 (31% of total sales) in 2008.  International sales in 2010 increased $399 or 5% compared to 2009.

Blood pressure monitoring devices represented 50% of 2010 international sales, the same as in 2009, compared to 58% in 2008.  International Ob/Gyn and neonatal product sales were $3,836 in 2010, compared to $3,614 in 2009 and $3,612 in 2008.  For financial information by geographic area, please see notes 1, 5, 8 and 10 to the Consolidated Financial Statements.

BACKLOG

“Backlog” is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD’s business requires fast response to customer orders.  Virtually all direct shipments to end users are accomplished within a few days of receipt of customer purchase orders.  Consequently, UTMD’s backlog at any point in time is comprised mainly of orders from OEM and international customers, which purchase in larger quantities at less frequent intervals.  Backlog shippable in less than 90 days was $847 as of January 1, 2011, $589 as of January 1, 2010 and $685 as of January 1, 2009.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device business because devices are frequently used in inherently risky situations to help clinicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit against a company where an individual plaintiff suffers permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists.  However, no such damages have been awarded against UTMD in its 32 year history.
UTMD is self-insured for product liability risk and reserves funds against its current performance on an ongoing basis to provide for its defense should any lawsuits be filed.  The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.  Over the time span of the last seventeen years, UTMD has been named as a defendant, along with each attending physician and hospital, in four lawsuits which involved a patient injury.  All four were related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used by the surgeon.  The VADS devices in all four cases did conform to specifications.  UTMD was ultimately dismissed as a defendant in all of the lawsuits, and legal costs were not material to performance.  During the referenced seventeen year period of time, in which more than 20 million UTMD finished devices were used, no other UTMD product was the subject of a patient injury which resulted in a lawsuit.  However, UTMD was recently named as the defendant in one other lawsuit regarding the use of its endometrial biopsy device where there was no evidence of patient injury. The lawsuit was settled for an immaterial amount to avoid the diversion of management time and substantial costs of litigation, even though UTMD was confident that the case was without merit.  In the current tort system in the U.S., frivolous product liability cases do get filed where aggressive attorneys calculate that a company will find it cheaper to settle for some nominal amount in lieu of substantial defense costs of going to court.

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

ITEM 1A – RISK FACTORS

Legislative healthcare reform in the United States, as embodied in The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) adds a substantial excise tax slated to begin in 2013, increases administrative costs and may lead to decreased revenues:
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

Increasing regulatory burdens including premarketing approval delays may result in significant loss of revenue, unpredictable costs and loss of management focus on helping the Company thrive:
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

The Company’s reliance on third parties to market its products overseas results in less predictable international revenues:
UTMD’s international distributors have varying expertise in marketing and selling specialty medical devices.  They also sell other devices that may result in less focus on the Company’s products.  International sales may be negatively impacted by other factors of unpredictable magnitude, including: 1) liquidity of distributors, 2) strength and timing of economic recovery in overseas markets, 3) value of the U.S. Dollar in foreign exchange, 4) changes in U.S. government trade policies and the resulting reactions of other governments, particularly if the U.S. becomes more protectionist, and 5) changes in international regulatory requirements and possible restrictions for medical devices.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

Office and Manufacturing Facilities.
At the beginning of 2011, the Company's operations were located in 110,000 square feet of facilities near Salt Lake City, Utah, and a 77,000 square foot facility in Athlone, County Westmeath, Ireland.  During 2010 the Company expanded its Midvale, Utah facility which allowed consolidation of injection molding operations previously located in Redmond, Oregon.  UTMD owns all of its property and facilities, with the exception of a long-term lease with 21 years remaining on one section of its Midvale parking lot.
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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
UTMD's common stock trades on the NASDAQ Global Market (symbol:UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2010		2009
	High	Low	High	Low
1st Quarter	$29.82	$26.06	$24.90	$21.31
2nd Quarter	29.00	24.76	26.87	20.14
3rd Quarter	29.51	24.11	30.01	26.11
4th Quarter	30.46	26.02	30.21	27.80

Stockholders.
The approximate number of beneficial stockholders of UTMD’s common stock as of March 2, 2011 was 2,000.

Dividends.
The following sets forth cash dividends declared or paid during the past two years:

Record Date	Payable Date	Per Share Amount
March 13, 2009	April 3, 2009	$0.230
June 16. 2009	July 6, 2009	0.230
September 16, 2009	October 5, 2009	0.230
December 16, 2009	December 30, 2009	0.235
March 12, 2010	April 2, 2010	0.235
June 15, 2010	July 2, 2010	0.235
September 16, 2010	October 5, 2010	0.235
December 15, 2010	December 30, 2010	0.960

2009 total paid per share		$0.925

2010 total paid per share		$1.665

Issuer Purchases of Equity Securities.
UTMD did not purchase any of its own securities during fourth quarter 2010.  During 2010, UTMD purchased 17,570 of its shares for $439 including commissions and fees, compared to 5,367 shares for $116 in 2009 and 320,905 shares for $7,792 in 2008.

ITEM 6 - SELECTED FINANCIAL DATA
Dollar amounts are in thousands, except per share data.

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2010, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report.  The selected consolidated financial data should be read in conjunction with UTMD’s Consolidated Financial Statements and the notes included elsewhere in this report.

	Year Ended December 31
	2010	2009	2008	2007	2006
Net Sales	$25,121	$25,916	$27,782	$28,502	$28,753
Net Income	6,014	6,258	7,205	7,905	8,168
Earnings Per Common Share (Diluted)	1.65	1.72	1.86	1.98	2.02
Total Assets	41,238	41,754	38,821	45,986	44,187
Working Capital	23,239	24,472	21,511	26,767	25,030
Long-term Debt	909	1,403	1,828	3,689	4,383
Cash Dividends Per Common Share	1.665	0.925	1.13	0.87	0.74

		Quarterly Data for 2010
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales		$6,436	$6,276	$6,201	$6,208
Gross Profit		3,323	3,267	3,336	3,284
Net Income		1,527	1,467	1,512	1,509
Earnings Per Common Share (Diluted)		.42	.40	.42	.41

		Quarterly Data for 2009
		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales		$6,445	$6,305	$6,673	$6,493
Gross Profit		3,500	3,335	3,500	3,455
Net Income		1,592	1,504	1,615	1,547
Earnings Per Common Share (Diluted)		.44	.42	.44	.42

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dollar amounts are in thousands except per-share amounts and where noted.

The following comments should be read in conjunction with the accompanying financial statements.

Overview
Despite a 3% decline in consolidated sales and a 4% decline in eps in 2010, UTMD continued excellent overall financial performance. The profitability allowed the Company to continue UTMD’s consistent long-term program of providing excellent shareholder returns including payment of dividends and share repurchases.  Measures of the Company’s liquidity and overall financial condition in 2010 built on an already strong condition at the end of 2009. For example, UTMD’s current ratio (current assets to current liabilities) remained high at 13 despite payment of a $3,474 special dividend to shareholders just before the end of the year.  UTMD’s total debt ratio (total liabilities to total assets) decreased to 8% from 9% at the end of 2009 despite the fact that UTMD paid out all of its net profits in dividends to shareholders in 2010.  Shareholder dividends reduce a company’s net worth.  Ending days in accounts receivable decreased to 42 from 43 and A/R over 90 days from invoice date declined to 1.5% of total receivables from 2.0% at the end of 2009.   Inventory balances declined more than sales, yielding higher inventory turns.

Consolidated global sales were down $796.  The decline was due to weaker domestic business, primarily as a result of lower physician-preference device utilization rates in U.S. hospitals.  International sales increased 5% in 2010 after a decline of 16% in 2009.  UTMD’s largest international customer in 2008 purchased $1,824 in UTMD BPM devices in 2008, compared to only $236 in 2009 but $602 in 2010.  International sales of neonatal devices in 2010 increased by $281 or 31%.  UTMD believes that international sales will continue to lead its growth in 2011.  Notwithstanding, there are a number of significant risk factors that may negatively impact UTMD’s international sales, including those listed above under “Risk Factors”.

UTMD’s Ireland subsidiary shipped 40% of UTMD’s total international sales in 2010 compared to 43% in 2009. The difference was essentially due to variation in foreign exchange rates.  If the average conversion rate of UTMD Ltd shipments had been the same in 2010 as 2009, it would have added $200 to international sales and Ireland’s portion of total international sales would have been 42%.  In USD terms, UTMD Ltd shipped 12% of UTMD’s global sales in 2010, and generated 7% of UTMD’s consolidated net profits.  This compares to 12% of global sales and 5% of net profits in 2009.

Domestic sales, comprised of domestic OEM and domestic direct sales, declined $1,194 or about 6%.  Domestic OEM sales were down $98 as other companies reduced inventories in 2010.  Domestic direct sales declined $1,096 primarily due to lower hospital utilization rates of UTMD’s physician-preference devices.

In order to reduce manufacturing overhead costs going forward, UTMD completed a $1,145 expansion of its Utah facilities, and consolidated Oregon operations into Utah during 2010.  Operating expenses continued to be rationalized relative to the changing environment, resulting in operating expenses in 2010 of about 17% as a ratio of sales.

Non-operating income was $29 lower in 2010 compared to 2009 as a result of low interest rates on UTMD’s cash deposits, but the income tax provision rate was also about 1.2 percentage points of EBT (earnings before taxes) lower compared to the consolidated tax rate in 2009.  The lower tax provision rate was primarily due to a larger portion of consolidated pretax income generated in Ireland at much lower income tax rates than in the U.S. Due to a slow economic recovery and continued low interest rates, UTMD expects that its non-operating income may be even lower in 2011, but still targets a net profit margin close to 24% of sales in 2011.

Productivity of Assets and Working Capital.
a)  Assets.  Year-end 2010 total assets were $41,238 compared to $41,754 at the end of 2009. The decrease was due to a $719 decrease in year-end cash and investment balances.  In 2010, UTMD repurchased 17,600 of its shares for $439 and paid $6,030 in dividends to shareholders.  In 2009, UTMD repurchased 5,400 of its shares for $116 and paid $3,337 in dividends to shareholders.  2010 productivity of total assets (average total asset turns = total sales divided by average total assets for the year) was 61% compared to 64% in 2009.  Both years’ asset turns were diminished by UTMD’s substantial cash-equivalent balances. Year-end 2010 and 2009 cash and investment balances were $18,536 and $19,255, representing 45% and 46% of total assets, respectively.  Excluding average cash and investment balances, average total asset turns were 1.11 in 2010 and 1.14 in 2009.  In 2011, total assets excluding cash and investment balances are expected to remain less than annual sales, which benefits return on average shareholders equity (ROE).

Property, plant and equipment (PP&E) assets are comprised of Utah and Ireland manufacturing molds, production tooling and equipment, test equipment, computer/communications equipment and software, and facilities.  In 2010, net consolidated PP&E (depreciated book value of all fixed assets) increased $617 as a result of $563 in depreciation, capital expenditures of $1,532 and the effect of currency exchange rates on PP&E in Ireland.  The net book value of PP&E in the U.S. increased $1,040, and in Ireland decreased $423.  The year-end 2010 net book value (after accumulated depreciation) of consolidated PP&E was 33% of actual acquisition cost.  Since UTMD’s PP&E is in good working order and capable of supporting increased sales activity, the continued productivity of fixed assets will remain a source of future profitability.  In 2010, the Utah facility was expanded to house the transfer of equipment from consolidation of Oregon operations.  In 2011, new PP&E purchases are not expected to exceed depreciation of fixed assets.

Despite 3% lower 2010 sales, year-end inventories decreased 9% from the beginning of the year, and average 2010 inventory turns improved to 3.7 from 3.6 in 2009. Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances decreased $156, or 5%.  The resulting average days in A/R on December 31, 2010 of 42 days, based on 4Q 2010 shipments, was down from 43 days at the end of 2009. This performance remained well within management’s continuing objective of 55 days.  A/R over 90 days from invoice date at year-end 2010 were 1.5% of total A/R, down from 2.0% at the end of 2009. The Company believes the older A/R will be collected or are within its reserve balances for uncollectible accounts.

Working capital at year-end 2010 was $23,239 compared to $24,472 at year-end 2009.  The difference was mainly due to a $719 decrease in cash and investments and a $310 decrease in inventories. Both of those year-end working capital amounts exceed UTMD’s needs for internally financing growth in normal operations. UTMD’s year-end current ratio decreased to 13.2 from 14.9 primarily due to the use of cash for a one-time special dividend near the end of 2010 which reduced cash by $2,625 more than the dividend which was paid at the end of 2009.  For the 2010 year, UTMD paid $6,030 in shareholder cash dividends, compared to $3,337 during 2009.  Noncash year end working capital was $4,703 in 2010 and $5,217 in 2009.  Although the current ratio in 2011 may be diminished by use of cash for share repurchases, dividends or an acquisition, UTMD expects that current assets will continue to be a healthy multiple of current liabilities.

Net (after accumulated amortization) intangible assets, which are comprised of goodwill resulting from acquisitions and the costs of obtaining patents and other intellectual property including technology rights, were $7,346 at the end of 2010 compared to $7,388 at the end of 2009. UTMD’s goodwill balance remained at $7,191. Under current GAAP, goodwill is not expensed unless and until the market value of the acquired entity becomes impaired. The three acquisitions of 1997, 1998 and 2004 continue to be viable parts of UTMD’s overall business, representing 40% of total sales in 2010 when including derivative new devices that ensued the acquisitions. UTMD does not expect the current intangible value of goodwill associated with the acquisitions to become impaired in 2011.  Purchases of other intangibles of $2 in 2010 were offset by $44 in amortization expense. Net intangible assets at the end of 2010 represented 18% of total assets, the same as at the end of 2009.

b) Liabilities. In 2010, UTMD’s total liabilities decreased $326 from the end of 2009.  The resulting 2010-end total debt ratio was 8%, compared to 9% at the end of 2009.  Total liabilities decreased by 9% primarily because the note payable by UTMD’s Ireland subsidiary, UTMD’s only debt, declined by $544 in book value compared to actual principal payments of $413.  The difference resulted from currency exchange in the value of the USD compared to the Euro. In Euro terms (all Euro amounts in this report are in thousands), the note payable declined 27% from €1,158 at the end of 2009 to €849 at the end of 2010.  As a reminder to shareholders, the note was initiated in December 2005 to finance repatriation of profits achieved in Ireland since 1996 through 2005 under The American Jobs Creation Act of 2004.  UTMD Ltd. (Ireland) estimates that it will repay this note from profits generated by its operations over the next three years.  Year-end consolidated current liabilities were 8% higher than at year-end 2009 as a result of normal timing differences in year-end accruals and payables.  In addition to liabilities on the balance sheet, UTMD has operating lease and purchase obligations described in note 7.

Results of Operations.
a) Revenues.  Global consolidated sales in 2010 were $25,121, compared to $25,916 in 2009 and $27,782 in 2008.

Domestic sales were $17,431 in 2010, compared to $18,625 in 2009 and $19,113 in 2008. UTMD divides its domestic sales into two distribution categories: “direct sales” which are sales to end user customers by UTMD’s direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and “OEM sales” which are component sales to other companies where products are packaged and resold as part of another company’s finished product offerings.  As a percentage of total domestic sales, direct domestic sales were 92% in all three years of 2010, 2009 and 2008.  Therefore, domestic OEM sales were 8% of total domestic sales in each year.  Domestic direct sales represented 64% of global consolidated sales in 2010, compared to 66% in 2009 and 63% in 2008.

International (foreign) sales in 2010 were $7,690 compared to $7,291 in 2009 and $8,668 in 2008.  International sales were 31% of global consolidated sales in 2010, 28% in 2009 and 31% in 2008.  Of the 2010 international sales, 44% were to customers in Europe compared to 42% in 2009 and 55% in 2008.  UTMD’s Ireland subsidiary (UTMD Ltd.) shipped 40% of international sales (in USD terms) in 2010, compared to 43% in 2009 and 46% in 2008.  UTMD Ltd. 2010 trade shipments were up 5% in Euro terms, and down 1% in USD terms, compared to 2009.

UTMD groups its sales into four general product categories:  1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician and patient safety;  2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease including LETZ, endometrial tissue sampling, transvaginal uterine sonography, diagnostic laparoscopy, and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools;  3) neonatal critical care, comprised of devices that provide developmentally-friendly care to the most critically ill babies, including providing vascular access, enteral feeding, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized components as well as molded parts sold on an OEM basis to other companies.  In these four categories, UTMD’s primary revenue contributors enjoy a significant market share and may have differentiated product features protected by patents.

Global revenues by product category:
	2010	%	2009	%	2008	%
Obstetrics	$5,940	24	$6,543	25	$7,054	25
Gynecology/ Electrosurgery/ Urology	5,888	23	6,220	24	6,157	22
Neonatal	7,295	29	7,252	28	7,334	27
Blood Pressure Monitoring and Accessories*	5,998	24	5,902	23	7,236	26
Total:	$25,121	100	$25,916	100	$27,782	100
*includes molded components sold to OEM customers.

International revenues by product category:
	2010	%	2009	%	2008	%
Obstetrics	$708	9	$614	8	$572	7
Gynecology/ Electrosurgery/ Urology	1,935	25	2,088	29	2,193	25
Neonatal	1,193	16	912	13	847	10
Blood Pressure Monitoring and Accessories*	3,854	50	3,677	50	5,056	58
Total:	$7,690	100	$7,291	100	$8,668	100
*includes molded components sold to OEM customers.

As a summary description of revenues in the above tables:

1.  Obstetrics.  The $603 decline in total obstetrics (L&D) device sales in 2010 was primarily the result of a lower utilization of specialty devices in U.S. hospitals, which UTMD estimates was down about 10% in 2010. The U.S. hospital decline in utilization now seems to have stabilized. In addition, restrictive U.S. GPO administrative agreements continue to violate the mandate by the U.S. Senate Judiciary Antitrust Subcommittee in April 2002 that GPOs only allow multi-source contracting and not bundle unlike products when it comes to clinician-preference devices.  In the U.S., 2010 sales of flagship Intran Plus intrauterine pressure catheters (IUPCs) declined $569. UTMD estimates that about 75% of the decline resulted from lower utilization rates in accounts which remain UTMD customers.  Of the remaining 25%, about 20% was due to lost business from restrictive GPO agreements and 5% from lower prices. The silver lining of this decline is that the Company’s reliance on a single product is much less concentrated; i.e., in 2010, U.S. Intran IUPC sales were 15% of total sales compared to 2004 when U.S. IUPC sales were 31% of total sales.

2.  Domestic gynecology/ electrosurgery/ urology (ES/gyn) product sales decreased $179 (4%), while International ES/gyn sales declined $153 (7%).  As a result of the 2007 American Society for Colposcopy and Cervical Pathology (ASCCP) revised guidelines for the treatment of cervical intraepithelial neoplasia, which advised greater monitoring of lower grade lesions in lieu of surgical treatment, in the U.S. UTMD observed approximately a 20% decline in use of LETZ electrodes from a consistent gynecology customer base.  The effect of the new guidelines now seems to have stabilized.  The decline in ES/gyn international sales was due to cessation of purchase of UTMD’s Finesse ESU in China.  Sales of ESUs to China were $7 in 2010, $360 in 2009 and $366 in 2008.  This illustrates the risk of selling proprietary devices into the China market, as it is only a matter of time before the product is copied. Ignoring the China distribution change, ES/gyn international sales increased by $202 (12%).

3.  Neonatal critical care device (NICU) sales increased $281 (31%) internationally and decreased $238 (4%) in the U.S.  Hospital utilization rates in the U.S. were lower, whereas international market opportunities for increased NICU device sales continue to exist.

4.  Blood pressure monitoring and accessories (BPM).   U.S. BPM sales decreased $81 (4%), while international BPM sales increased $177 (5%).  Ninety-six percent of UTMD’s 2010 domestic OEM sales were included in the BPM category.  Domestic OEM sales decreased $99 (7%) compared to 2009.  The BPM category includes molded components (some of which are not related to medical devices) sold to other companies for use in their products.  In contrast to the other product categories, international sales of BPM devices comprise most (64% in 2010 and 62% in 2009) of UTMD’s BPM sales. UTMD’s BPM sales depend heavily on successful marketing by international distributors. UTMD’s largest international customer (in 2008) purchased $602 in 2010 compared to $236 in 2009 and $1,824 in 2008.  The U.S. Dollar was about 6% stronger on the average relative to the Euro in 2010 than in 2009.  If the average conversion rate of UTMD Ltd shipments in 2010 had been the same as in 2009, it would have added $200 to international sales and international sales as a whole would have been up 10%.

Looking forward to 2011, UTMD anticipates a slow worldwide economic recovery, continued pressure on prices and continued austere utilization in U.S. hospitals.  Excluding the possibility of an acquisition of a new product line with established sales, UTMD management projects overall revenues in 2011 about the same as in 2010.  This assumes a continued small decline in domestic sales offset by an increase in international sales.

b)  Gross Profit.  UTMD’s 2010 gross profit, the surplus after subtracting costs of manufacturing, inspecting, packaging, sterilizing and shipping products from net revenues, was $13,209 compared to $13,789 in 2009 and $15,018 in 2008.  Gross profit margins (GPMs), gross profits expressed as a percentage of net sales, were 52.6% in 2010 compared to 53.2% in 2009 and 54.1% in 2008. The GPM in 2010 was lower for several reasons:

1) The absolute cost of direct materials in the U.S. increased while sales declined.  In addition, labor productivity in Utah declined slightly. A significant part of this was due to start up costs of injection molding operations in Utah which were previously in Oregon.

2)  Because many of UTMD’s manufacturing overhead expenses are relatively fixed in order to preserve capabilities, the lower consolidated sales activity in 2010 had a higher overhead content.  UTMD continues to maintain facilities and other manufacturing infrastructure well in excess of its current needs, which will help improve GPM when sales do increase.

Ireland subsidiary gross profits are disproportionately lower than total UTMD gross profits because all of the finished  devices sold by UTMD Ltd are to third party international distributors at heavily discounted wholesale prices, The BPM devices themselves are generally commodities now, and the costs of manufacturing in Ireland, in particular labor-related costs, are higher than in Utah.  Ireland subsidiary gross profits in Euros were €448 in 2010 compared to €436 in 2009 and €821 in 2008.  The associated GPMs were 19.0% in 2010, 19.5% in 2009 and 30.9% in 2008.

In the second-half of 2010, after review of accounting principles, UTMD reallocated its expenses of shipping products to customers previously included in cost of goods sold (manufacturing expense) to sales and marketing (operating expense).  This reallocation of expenses did not impact operating profits, EBT or net income.  The net impact of this accounting change was to increase the Company’s gross profit margin by about 0.6% for the year relative to what it would have been prior to the reallocation of shipping expenses. The following table illustrates the change:

	2010	2009	2008
Cost of goods sold (prior to reallocation)	$12,052	$12,127	$12,764
Percent of sales	48.0%	46.8%	45.9%
Reallocated shipping costs	$(141)	-	-
Cost of goods sold (as reported)	$11,911	$12,127	$12,764
Percent of sales	47.4%	46.8%	45.9%

As a result of continued pricing pressure from U.S. hospitals, growth in sales coming primarily from lower margin international business, higher cost of employee benefits including medical plan costs and unemployment taxes, and inflation in the cost of raw materials, UTMD does not expect to improve its GPM in 2011.

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

c) Operating Income.  Operating income is the surplus after operating expenses are subtracted from gross profits.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Combined operating expenses were $4,288 in 2010, compared to $4,357 in 2009 and $4,629 in 2008.  The following table provides a comparison of operating expense categories for the last three years.   Note that there were shipping expenses of $141 in S&M expense in 2010 that were not included in S&M expenses in 2009 and 2008, as explained above.

	2010	2009	2008
S&M expenses	$1,537	$1,584	$1,816
R&D expenses	397	361	359
G&A – a) litigation expense provision	50	60	80
G&A – b) corporate legal expenses	19	12	48
G&A – c) stock option compensation expense	83	98	120
G&A – d) management bonus accrual	335	299	148
G&A – e) outside accounting audit/tax expenses	117	123	167
G&A – f) all other expenses	1,750	1,820	1,891
G&A expenses – total	2,354	2,412	2,454
Total operating expenses	$4,288	$4,357	$4,629

Operating income in 2010 was $8,922 compared to $9,432 in 2009 and $10,389 in 2008.  UTMD’s operating profit margin (operating income divided by total sales) was 35.5% in 2010, compared to 36.4% in 2009 and 37.4% in 2008.  Looking forward to 2011, UTMD projects an operating profit margin about the same as in 2010.
i)  S&M expenses:  S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, processing orders, paying commissions to outside representatives and funding GPO fees. Because UTMD sells internationally through third party distributors, its S&M expenses are predominantly for U.S. business activity where it sells directly to clinical users.  The largest component of S&M expenses is the cost of directly employing inside representatives and paying commissions to outside reps that solicit product sales and provide customer support across the U.S.  The decline in S&M expenses primarily reflects fewer inside direct sales representatives.  As a percent of total sales, S&M operating expenses were 6.1% in 2010, 6.1% in 2009 and 6.5% in 2008.  Without the reallocation of $141 in 2010 shipping expenses described above, 2010 S&M expenses would have been $1,396, or 5.6% of sales.  In 2011, with shipping expenses included in S&M for the full year, UTMD expects the ratio of S&M expenses to total sales will be about 6.4%.

ii)  R&D expenses:  R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing premarketing regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes.  As a percent of sales, R&D expenses were 1.6% in 2010 compared to 1.4% in 2009 and 1.3% in 2008.  UTMD will continue to opportunistically invest in R&D.  In 2011, R&D expenses should remain about the same as 2010 as a percentage of sales.

iii)  G&A expenses:  G&A expenses include the “front office” functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, corporate risk management, protection of intellectual property and legal costs.  Aggregate G&A expenses as a percent of sales were 9.4% in 2010, 9.3% in 2009 and 8.8% in 2008. Except for the categories of G&A expenses isolated in the table above, UTMD’s G&A expenses have remained consistent over the last three years. The following lettered items refer to the same G&A subcategories in the table above:

a)	Absent unforeseen litigation, UTMD expects a litigation expense provision in 2011 about the same as in 2010.

b)
The higher 2008 corporate legal expenses were essentially due to the legal costs associated with the filing of SEC Form S-3, Registration Statement Under the Securities Act of 1933 that year.  In 2011, UTMD expects routine expenses consistent with those in 2010.

c)
Stock option expense in 2010 was calculated using a Black-Scholes pricing model for unvested options.   Please see Note 9 to “Notes to Consolidated Financial Statements” for further explanation.  In 2011, UTMD expects option expense about $15 lower than in 2010.

d)
The main difference in 2008 management bonus accrual compared to 2010 and 2009 was due to the fact that UTMD’s CEO did not receive a 2008 management bonus.  Accrued bonuses in 2011 will continue to depend both on UTMD’s overall profit performance and each individual employee’s contribution to the financial and non-financial success of the Company.

e)
UTMD’s personnel, fundamental business activities, internal control systems and financial reporting mechanisms have remained relatively unchanged over the last several years.  Management expects 2011 financial and internal controls audit and tax consulting costs will be about the same as 2010 costs.

d)  Non-operating Income, Non-operating Expense and EBT.  Non-operating income (NOI) includes royalties from licensing UTMD’s technology, rent from leasing underutilized property to others, income earned from investing the Company’s excess cash and gains or losses from the sale of assets, offset by non-operating expenses which include interest on the Ireland bank loan, bank service fees and excise taxes.  NOI was $119 in 2010, compared to $147 in 2009 and $388 in 2008.

UTMD expects total 2011 NOI will be approximately $60.  The estimated 2011 NOI may be lower if UTMD utilizes its invested cash for an acquisition, unexpected litigation costs or substantial share repurchases.

1)  Investment of excess cash.  Investment income (including gains and losses on sales) in 2010 was $39, compared to $212 in 2009 and $115 in 2008.  In 2010, average interest rates were much lower than prior years.  Capital gains (or losses) and dividends from investments in common stocks were ($9) in 2010, $6 in 2009 and ($407) in 2008.  The Company holds investments in Citigroup (C), General Electric (GE) and Lockheed Martin (LMT) common stock which together were about $311 below their aggregate purchase price at the end of 2010.  When purchased, these holdings at cost represented less than 3% of UTMD’s total investment portfolio. At the end of 2010, they represented less than 1.3% of UTMD’s total investment portfolio. Unless one or all of the companies fail, UTMD will not sell the holdings at current prices, expecting that the current value is immaterial and they may recover somewhat in value.  Therefore, UTMD does not expect an associated NOI loss which impacts 2011 earnings. Currently, 98% of UTMD’s cash investments are being held in interest bearing money market securities yielding about 0.2%.

2)  Royalties.  There were no royalties received in 2010 and 2009, compared to $450 received in 2008.  The 2008 royalties resulted from the license of patents which expired during 2008.  Presently, there are no other patents under which UTMD is receiving royalties from other parties.

3)  Interest Expense.  In 2010, UTMD paid $25 in interest expense on the Ireland loan, compared to $51 in 2009 and $198 in 2008.  The interest expense results from borrowing €4,500 ($5,336) in December 2005 to allow the repatriation of profits generated by UTMD’s Ireland subsidiary since inception in 1996 through 2005.  Due to a lower loan balance and expected higher interest rates, UTMD estimates that its interest expense should be about the same in 2011 as in 2010.

4)  Other NOI.  Income received from renting underutilized warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees and excise taxes, was $104 in 2010, ($14) in 2009 and $21 in 2008.  Conservatively estimating its ability to rent warehouse space in 2011, UTMD expects Other NOI will be about $55 in 2011.

Earnings before income taxes (EBT) result from adding UTMD’s non-operating income to its operating income. Consolidated EBT was $9,041 in 2010, compared to $9,580 in 2009 and $10,777 in 2008.  EBT margin is EBT divided by total sales.  UTMD’s EBT margin was 36.0% in 2010, 37.0% in 2009 and 38.8% in 2008.  The EBT of UTMD Ltd. was €350 ($469) in 2010, €269 ($380) in 2009 and €555 ($861) in 2008. UTMD is targeting consolidated 2011 EBT and EBT margin about the same as in 2010.

e)  Net Income, EPS and ROE.  Net income is EBT minus income taxes, often called the “bottom line”.  Net income was $6,014 in 2010, $6,258 in 2009 and $7,205 in 2008.   The effective consolidated corporate income tax provision rate was 33.5%, 34.7% and 33.1% for the same periods respectively.  Year to year fluctuations in the tax rate may result from:  1) variations in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products and a 25% rate on rental and other types of income; 2) special U.S. tax exclusions such as the manufacturing profit deduction; 3) higher marginal tax rates for EBT above $10 million; and 4) other permanent factors such as R&D tax credits.  Management expects the 2011 consolidated income tax provision rate to be close to the 2010 rate.

UTMD’s net profit margin (net income expressed as a percentage of sales) was 23.9% in 2010, 24.1% in 2009 and 25.9% in 2008.  UTMD’s profitability has consistently ranked it in the top performance tier of all U.S. publicly-traded companies, and has been a primary driver for UTMD’s past excellent returns on shareholders’ equity (ROE).

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS were $1.651 in 2010, $1.724 in 2009 and $1.858 in 2008.  If UTMD achieves the projections above, EPS in 2011 will be approximately the same as in 2010.

The 2010-ending weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,643 (in thousands), compared to 3,630 shares in 2009 and 3,878 shares in 2008.  Dilution for “in the money” unexercised options for the year 2010 was 22 shares (in thousands), compared to 23 in 2009 and 35 in 2008.  Actual outstanding common shares as of December 31, 2010 were 3,618,800.

Return on shareholders’ equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholders’ equity during the applicable time period. ROE includes balance sheet measures as well as income statement measures.  ROE for 2010 was zero because in 2010 UTMD paid out all of its net income to shareholders in the form of cash dividends.  Prior to the payment of dividends, UTMD’s 2010 ROE was 16%.  ROE was 8% (17% before dividends), in 2009. ROE was 10% (20% before dividends) excluding the fifth dividend payment in 2008.  The fifth 2008 dividend payment  normally would have been paid in January 2009.  UTMD’s ROE is primarily driven by its high net profit margin. ROE (before dividends) was reduced by a lower debt ratio as UTMD continued to reduce its bank loan balance in Ireland, and by slightly lower total asset turns. UTMD’s ROE (before dividends) has averaged 30% per year over the last 25 years.  This ratio determines how fast the Company can afford to grow without diluting shareholder interest.  For example, a 30% ROE will financially support 30% annual growth in revenues without having to issue more stock.  In 2010, as UTMD did not need additional capital to finance growth, it could afford to pay out all of its earnings to shareholders.

Looking forward, unless UTMD utilizes its cash to make an acquisition or repurchase shares, 2011 ROE (before dividends) will be lower than 2010 because 2011 net profits will be about the same, financial leverage will be lower as debt is repaid and asset utilization will be lower by increasing cash balances (assets) with about the same amount of sales.  In other words, retaining a high cash balance which returns less than 1% dilutes overall ROE.

Liquidity and Capital Resources.
Cash Flows.
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, totaled $7,157 in 2010, compared to $7,226 in 2009 and $7,762 in 2008.  Compared to 2009, net cash provided by operating activities in 2010 was similar – down just $69.  The largest changes were net income being $244 lower and reduction in inventories providing $369 more cash in 2010 compared to 2009. Other changes were generally consistent with effective working capital management in the presence of lower sales activity.

The Company’s use of cash for investing activities in 2010 was split quite evenly between capital expenditures of $1,532 for property and equipment and $1,600 as a result of purchases of liquid investments in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  In comparison, UTMD made capital expenditures of $466 in 2009 and $274 in 2008 for property and equipment, and expended $3,800 in 2009 and $2,650 in 2008 on investments.  The large difference in capital expenditures in 2010 compared to the two prior years was due to UTMD’s $1,145 investment in facility expansion in order to consolidate Oregon operations into Utah. In 2010, UTMD received $5,839 from selling investments, compared to $1,116 in 2009 and $7,792 in 2008.  No acquisition of another company requiring investment of cash was made in any of the three years.

In 2010, UTMD received $425 and issued 24,700 shares of stock upon the exercise of employee stock options.  Employees exercised a total of 27,230 option shares in 2010, with 2,530 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  The Company received a $38 tax benefit from option exercises in 2010.  UTMD repurchased 17,570 shares of stock in the open market at a cost of $439 during 2010.  Option exercises in 2010 were at an average price of $18.25 per share.  Share repurchases in the open market were at an average cost of $24.98 per share, including commissions and fees.  In comparison, in 2009 UTMD received $132 from issuing 14,289 shares of stock on the exercise of employee stock options, including 2,145 shares retired upon optionees trading those shares in payment of the stock option exercise price. In 2008, the Company received $224 from issuing 18,369 shares of stock on the exercise of employee and director stock options, including 1,800 shares retired upon optionees trading those shares in payment of the stock option exercise price. UTMD received a $14 tax benefit in 2009 from option exercises, and a benefit of $42 in 2008.

UTMD did not borrow during 2010, 2009 or 2008.  In December 2005, UTMD’s foreign subsidiary borrowed €4,500 ($5,336) to allow repatriation (from Ireland to the U.S.) of profits achieved since 1996, per The American Jobs Creation Act of 2004.  In 2008, the Bank of Ireland loan terms were modified to no longer require a guarantee by UTMD’s line of credit in the U.S.  In 2010, UTMD made repayments of $413 on the Ireland note, compared to $463 in 2009 and $1,917 in 2008.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  In an uncertain economic environment, UTMD’s cash balances allow management to operate with the long-term best interest of shareholders in mind.  Planned 2011 capital expenditures are expected to be more consistent with years before 2010 since expansion of UTMD’s Utah facility has been completed.

Management plans to utilize cash not needed to support normal operations in one or a combination of the following:  1) in general, to invest at an opportune time in ways that will enhance future profitability; 2) to make investments in new technology and/or processes; and/or  3) to acquire a product line or company that will augment revenue and eps growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to shareholders in the form of dividends and share repurchases when the stock appears undervalued.

Management's Outlook.
In summary, in 2011 UTMD plans to
1)  work to retain its significant market niche shares of its established key specialty products in the U.S., and expand market shares in international markets;
2)  continue to promote clinical acceptance of newer products;
3)  develop additional proprietary products helpful to clinicians through internal new product development;
4)  continue achieving excellent overall financial operating performance;
5)  look for accretive acquisitions to augment sales and eps growth;  and
6)  utilize current cash balances in shareholders’ best long-term interest, including continued cash dividends and open market share repurchases when the UTMD share price seems undervalued.

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

Despite UTMD’s decline in EPS in recent years, looking back ten years to the end of 2000, UTMD’s EPS have increased 84% (from $.90 to $1.65) and the year-ending share price has more than tripled (up 258% from $7.50/ share to $26.88/share).  Combining a long term steady performance with growing dividends since 2004, longer term UTMD shareholders have experienced excellent returns.  In comparison, the NASDAQ Composite and DJIA were each up just over 7% while the S&P 500 Index declined 5% over that same ten-year time span.

 In 2011, the year-ending share price declined 8%. However, UTMD increased normal dividends/share by 2% and paid a special dividend at the end of the year representing approximately the magnitude of one year’s total dividend. This was accomplished by UTMD continuing to achieve a high positive cash flow.

UTMD’s balance sheet remains strong enough to be able to finance a substantial acquisition in 2011 without issuing stock, should an immediately accretive one become available.  UTMD looks to acquire reasonably valued, cash flow positive companies with established products or technologies that will enhance UTMD’s specialist focus, but not significantly increase business risk and not dilute financial performance.

Off Balance Sheet Arrangements
None

Contractual Obligations
The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2010.  Long-term debt obligations are comprised solely of future payments required to pay off the Ireland note:

Contractual Obligations and Commitments	Total	2011	2012- 2013	2014-2015	2016 and thereafter

Long-term debt obligations	$1,186	$237	$474	$474	$-
Operating lease obligations	923	39	84	84	716
Purchase obligations	1,206	1,105	101	-	-
Total	$3,315	$1,381	$659	$558	$716

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

Accounting Policy Changes

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in Ireland denominated in the Euro, and sold products under agreements denominated in various Western European currencies.  The Euro and other currencies have been and are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rate for the Euro was .7550, .6944 and .7096 per U.S. Dollar as of December 31, 2010, 2009 and 2008, respectively.  Please see note 1 in Item, 8, below under “Translation of Foreign Currencies” for more information.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The Company's independent registered public accounting firm, Jones Simkins, P.C., has audited the Company's internal control over financial reporting as of December 31, 2010, and its report is shown on the next page.

By:   /s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:   /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Utah Medical Products, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
February 25, 2011

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2010 and 2009
(In thousands)

ASSETS	2010	2009
Current assets:
Cash	$3,818	$410
Investments, available-for-sale (notes 3 and 4)	14,718	18,845
Accounts and other receivables, net (note 2)	3,164	3,157
Inventories (note 2)	3,097	3,407
Prepaid expenses and other current assets	161	222
Deferred income taxes (note 8)	185	192
Total current assets	25,142	26,233

Property and equipment, net (note 5)	8,750	8,133

Goodwill	7,191	7,191

Other intangible assets - net (note 2)	155	197

Total assets	$41,238	$41,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$398	$345
Accrued expenses (note 2)	1,290	1,152
Current portion of note payable (note 6)	215	264
Total current liabilities	1,903	1,761

Note payable (note 6)	909	1,403
Deferred income taxes (note 8)	634	608
Total liabilities	3,446	3,773
Commitments and contingencies (notes 7 and 12)	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000 shares authorized, issued 3,619 shares in 2010 and 3,611 shares in 2009	36	36
Accumulated other comprehensive income	(1,275)	(994)
Additional paid-in capital	107	-
Retained earnings	38,924	38,939
Total stockholders' equity	37,792	37,981

Total liabilities and stockholders' equity	$41,238	$41,754

See  accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2010, 2009 and 2008
(In thousands, except per share amounts)

	2010	2009	2008
Sales, net (notes 10 and 11)	$25,121	$25,916	$27,782
Cost of goods sold	11,911	12,127	12,764
Gross profit	13,209	13,789	15,018
Operating expense:
Sales and marketing	(1,537)	(1,584)	(1,816)
Research and development	(397)	(361)	(359)
General and administrative	(2,354)	(2,412)	(2,454)
Operating income	8,922	9,432	10,389
Other income (expense):
Dividend and interest income	48	206	543
Capital gains and (losses) on investments	(9)	6	(428)
Royalty income (note 12)	-	-	450
Interest expense	(25)	(51)	(198)
Other, net	104	(14)	21
Income before provision for income taxes	9,041	9,580	10,777
Provison for income taxes (note 8)	3,026	3,322	3,572
Net income	$6,014	$6,258	$7,205
Earnings per common share (basic) (note 1):	$1.66	$1.73	$1.87
Earnings per common share (diluted) (note 1):	$1.65	$1.72	$1.86
Other comprehensive income:
Foreign currency translation net of taxes of $(127), $44 and $(93)	$(199)	$68	$(146)
Unrealized gain (loss) on investments net of taxes of $29, $10 and $(60)	45	15	(94)
Total comprehensive income	$5,860	$6,341	$6,965

See  accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income	$6,014	$6,258	$7,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	607	588	591
Gain on investments	(38)	(212)	(94)
Provision for (recovery of) losses on accounts receivable	6	7	(42)
Loss on disposal of assets	0	1	0
Deferred income taxes	-	230	(46)
Stock-based compensation expense	83	98	120
(Increase) decrease in:
Accounts receivable	110	290	365
Accrued interest and other receivables	(165)	69	27
Inventories	286	(83)	(70)
Prepaid expenses and other current assets	58	(10)	60
Increase (decrease) in:
Accounts payable	52	(73)	25
Accrued expenses	143	63	(380)
Net cash provided by operating activities	7,157	7,226	7,762

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(1,532)	(466)	(274)
Intangible assets	(2)	(8)	(13)
Purchases of investments	(1,600)	(3,800)	(2,650)
Proceeds from the sale of:
Investments	5,839	1,116	7,792
Net cash provided by (used in) investing activities	2,705	(3,158)	4,856

Cash flows from financing activities:
Proceeds from issuance of common stock - options	425	132	224
Common stock purchased and retired	(439)	(116)	(7,792)
Tax benefit attributable to exercise of stock options	38	14	42
Repayments of note payable	(413)	(463)	(1,917)
Dividends paid	(6,030)	(3,337)	(4,329)
Net cash used in financing activities	(6,419)	(3,770)	(13,772)

Effect of exchange rate changes on cash	(35)	15	1

Net increase (decrease) in cash and cash equivalents	3,408	313	(1,153)

Cash at beginning of year	410	97	1,251

Cash at end of year	$3,818	$410	$97

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$2,810	$3,075	$3,360
Interest	25	51	198

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2007	3,905	$39	$-	$(789)	$39,539	$38,789
Shares issued upon exercise of employee stock options for cash	20	0	278	-	-	278
Shares received and retired upon exercise of stock options	(2)	(0)	(54)	-	-	(54)
Tax benefit attributable to appreciation of stock options	-	-	42	-	-	42
Stock option compensation expense	-	-	120	-	-	120
Common stock purchased and retired	(321)	(3)	(386)	-	(7,404)	(7,792)
Foreign currency translation adjustment	-	-	-	(239)	-	(239)
Unrealized holding loss from investments, available-for-sale, net of taxes	-	-	-	(94)	-	(94)
Common stock dividends	-	-	-	-	(3,449)	(3,449)
Net income	-	-	-	-	7,205	7,205
Balance at December 31, 2008	3,603	$36	$-	$(1,122)	$35,891	$34,805
Shares issued upon exercise of employee stock options for cash	16	0	186	-	-	186
Shares received and retired upon exercise of stock options	(2)	(0)	(54)	-	-	(54)
Tax benefit attributable to appreciation of stock options	-	-	14	-	-	14
Stock option compensation expense	-	-	98	-	-	98
Common stock purchased and retired	(5)	(0)	(243)	-	127	(116)
Foreign currency translation adjustment	-	-	-	112	-	112
Unrealized holding gain from investments, available-for-sale, net of taxes	-	-	-	15	-	15
Common stock dividends	-	-	-	-	(3,337)	(3,337)
Net income	-	-	-	-	6,258	6,258
Balance at December 31, 2009	3,612	$36	$-	$(994)	$38,939	$37,981
Shares issued upon exercise of employee stock options for cash	27	0	497	-	-	497
Shares received and retired upon exercise of stock options	(3)	(0)	(73)	-	-	(73)
Tax benefit attributable to appreciation of stock options	-	-	38	-	-	38
Stock option compensation expense	-	-	83	-	-	83
Common stock purchased and retired	(18)	(0)	(439)	-	-	(439)
Foreign currency translation adjustment	-	-	-	(326)	-	(326)
Unrealized holding gain from investments, available-for-sale, net of taxes	-	-	-	45	-	45
Common stock dividends	-	-	-	-	(6,030)	(6,030)
Net income	-	-	-	-	6,014	6,014
Balance at December 31, 2010	3,619	$36	$107	$(1,275)	$38,924	$37,792

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

Investments

The Company classifies its investments as “available for sale.”  Securities classified as “available for sale” are carried in the financial statements at fair value.  Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income.  Declines in fair value below cost that are other than temporary are included in operations.  As of December 31, 2010 the Company’s investments are in Fidelity Cash Reserves (FDRXX), Fidelity Institutional Money Market (FMPXX), General Electric (GE), Lockheed Martin (LMT) and Citigroup (C).

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

The Company's customer base consists of hospitals, medical product distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies.  Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2010 except under an extreme global financial crisis.

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, license rights and non-compete agreements are capitalized and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD’s goodwill is tested for impairment annually, in the fourth quarter of each year, using a fair value measurement test, in accordance with ASC 350. UTMD would also perform an impairment test, between annual tests, if circumstances changed that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determined that its goodwill were impaired, a second step would be completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future.  Estimated future amortization expense on intangible assets currently held is $27 in 2011 and 2012, $26 in 2013, $22 in 2014 and $21 in 2015 (see note 2).

Loans to Related Parties

As a general policy, the Company does not make loans to related entities including employees, directors, shareholders, suppliers or customers.  In 2010, UTMD did extend trade accounts receivable (A/R) payment terms to certain established customers on an interim basis to assist them with staying in business in an exceptionally difficult financial year worldwide.  However, UTMD was able to manage its A/R balances to achieve an average aging of 43 days from date of invoice by the end of the year, and A/R balances over 90 days from date of invoice to 2% of total A/R.  Both of these measures are historically lower than normal.  As another exception in 2009, the Company extended partial payment terms to an OEM customer that converted to a three-year term loan of $70 on July 1, 2010.  The balance on the note was $62 at year-end 2010.  The loan is secured by personal guarantees provided by the principals of the customer. UTMD believes that this was a wise use of its liquidity to build goodwill with a customer at an unusual time, which should ultimately help grow UTMD's business.

Presentation of Sales and Similar Taxes

Sales tax on revenue-producing transactions is recorded as a liability when the sale occurs.  UTMD is not required to withhold sales tax on international sales, and at least 86% of domestic 2010 sales were to customers who are tax exempt or who are in jurisdictions where UTMD is not required to withhold sales tax.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, in Utah and in Ireland.  UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.  In 2008, the Internal Revenue Service examined the Company’s federal income tax returns for 2005 – 2006 and proposed one adjustment related to the one-time tax deduction allowed by Congress under The American Jobs Creation Act of 2004 (the Act) for repatriating foreign subsidiary earnings in 2005.  The Company disagreed and still believes that the unprecedented proposed adjustment clearly contradicted the intent of the Act, but agreed under the Fast Track Settlement process of the IRS conducted in March 2009 to 10% of the IRS proposed adjustment in order to avoid unnecessary costs of tax court.  The resulting adjustment was immaterial to results and included in the Company’s 2009 tax provision.  There were no penalties associated with the adjustment.  In 2010, the IRS examined the Company’s federal income tax return for 2008 and did not propose any adjustments.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and any related penalties in income taxes.  During the year ended December 31, 2009 the Company recognized $10 in interest expense related to the 2009 settlement noted above, compared to none in  2010 and 2008.  The Company did not have any related tax penalties in all three years.

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on previous experience.  The reserve for legal costs at December 31, 2010 and 2009 was $74 and $45, respectively (see note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2010	2009	2008
Weighted average number of shares outstanding – basic	3,621	3,607	3,843
Dilutive effect of stock options	22	23	35

Weighted average number of shares outstanding, assuming dilution	3,643	3,630	3,878

Note 1 – Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At December 31, 2010, the Company has stock-based employee compensation plans, which are described more fully in note 9.  The Company accounts for stock compensation under ASC 718, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In 2010, the Company recognized $83 in compensation cost compared to $98 in 2009 and $120 in 2008.

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

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2010	2009
Accounts and other receivables:
Accounts receivable	$2,968	$3,119
Income tax receivable	128	-
Accrued interest and other	116	80
Less allowance for doubtful accounts	(48)	(42)
	$3,164	$3,157
Inventories:
Finished products	$1,008	$1,391
Work-in-process	757	851
Raw materials	1,332	1,165
	$3,097	$3,407
Other intangible assets:
Patents	$1,913	$1,968
License rights	-	293
Trademarks	252	224
Other	-	175
	2,165	2,660
Accumulated amortization	(2,010)	(2,463)
	$155	$197
Accrued expenses:
Income taxes payable	$197	$69
Payroll and payroll taxes	878	842
Reserve for litigation costs	74	45
Other	141	196
	$1,290	$1,152

Note 3 – Investments

The Company’s investments, classified as available-for-sale consist of the following:

	December 31,
	2010	2009

Investments, at cost	$15,029	$19,230
Equity securities:
-Unrealized holding gains	-	-
-Unrealized holding (losses)	(311)	(385)

Investments, at fair value	$14,718	$18,845

Changes in the unrealized holding loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	December 31,
	2010	2009

Balance, beginning of year	$(235)	$(250)
Realized loss from securities included in beginning balance	43	100
Gross unrealized holding gains (losses) in equity securities	31	(75)
Deferred income taxes on unrealized holding loss	(29)	(10)

Balance, end of year	$(190)	$(235)

During 2010, 2009 and 2008, UTMD had proceeds from sales of available-for-sale securities of $5,839, $1,116 and $7,792, respectively.

Note 4 – Fair Value Measurements

The Company follows a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company uses the following valuation techniques to measure fair value for its assets and liabilities:

Level 1 -	Quoted market prices in active markets for identical assets or liabilities;

Level 2 -
Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs);

Level 3 -	Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table provides financial assets carried at fair value measured as of December 31 for the past two years:

	Level 1		Levels 2 & 3		Total
	2010	2009	2010	2009	2010	2009
Money market funds	$14,490	$18,772	-	-	$14,490	$18,772
Equities	228	73	-	-	228	73
	$14,718	$18,545	-	-	$14,718	$18,545

Note 5 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2010	2009

Land	$1,381	$1,115
Buildings and improvements	10,369	9,917
Furniture, equipment and tooling	14,364	14,154
Construction-in-progress	65	48
	26,179	25,235

Accumulated depreciation and amortization	(17,429)	(17,102)

	$8,750	$8,133

Included in the Company’s consolidated balance sheet are the assets of its manufacturing facilities in Utah and Ireland.  Property and equipment, by location, are as follows:

	December 31, 2010
	Utah	Ireland	Total

Land	$926	$455	$1,381
Building and improvements	5,570	4,799	10,369
Furniture, equipment and tooling	13,408	956	14,364
Construction-in-progress	65	-	65
Total	19,969	6,210	26,179

Accumulated depreciation	(15,182)	(2,247)	(17,429)

Property and equipment, net	$4,787	$3,963	$8,750

	December 31, 2009
	Utah	Oregon	Ireland	Total

Land	$621	$-	$494	$1,115
Building and improvements	4,667	32	5,218	9,917
Furniture, equipment and tooling	11,867	1,296	991	14,154
Construction-in-progress	46	2	-	48
Total	17,202	1,330	6,703	25,235

Accumulated depreciation	(13,490)	(1,295)	(2,317)	(17,102)

Property and equipment, net	$3,712	$35	$4,386	$8,133

Note 6 – Long-term Debt

In December 2005, the Company borrowed €4,500 ($5,336) from the Bank of Ireland to finance repatriation of profits achieved since 1996 under The American Jobs Creation Act of 2004.  The loan term is 10-years at an interest rate of 1.10% plus the bank’s money market rate, which is a total of the bank’s cost of funds and cost of liquidity.  The balance on the note at December 31, 2010 was $1,124 (€849).

The following table shows estimated minimum required amortization of the note during the next five years using the December 31, 2010 interest rate of 2.15%, starting with a December 31, 2010 balance of $1,124:

				Ending
Year	Payments	Interest	Principal	Balance

2011	$237	$22	$215	$909
2012	237	17	220	689
2013	237	13	225	464
2014	237	8	230	235
2015	237	3	235	-
Total	$1,186	$63	$1,124

Note 7 – Commitments and Contingencies

Operating Leases

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991.  On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index.  The Company leased its CMI building in Oregon until its lease expired on May 31, 2010.  Rent expense charged to operations under these operating lease agreements was approximately $62, $114 and $112 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2010 were as follows:

Years ending December 31:	Amount

2011	$39
2012	42
2013	42
2014	42
2015	42
Thereafter	716
Total future minimum lease payments	$923

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2010.  The following table summarizes changes to UTMD’s warranty reserve during 2010:

Beginning balance, January 1, 2010	$0
Changes in warranty reserve during 2010:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	-
Ending balance, December 31, 2010	$0

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

Note 8 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2010		2009
	Current	Long-term	Current	Long-term

Inventory write-downs and differences due to UNICAP	$69	$-	$74	$-
Allowance for doubtful accounts	17	-	14	-
Accrued liabilities and reserves	99	-	104	-
Other	-	(81)	-	(232)
Depreciation and amortization	-	(674)	-	(527)
Unrealized investment gains	-	121	-	150
Deferred income taxes, net	$185	$(634)	$192	$(609)

The components of income tax expense are as follows:

	Years ended December 31,
	2010	2009	2008

Current	$3,022	$3,087	$3,463
Deferred	4	235	109

Total	$3,026	$3,322	$3,572

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2010	2009	2008

Federal income tax expense at the statutory rate	$3,074	$3,257	$3,664
State income taxes	298	316	323
ETI, manufacturing deduction and tax credits	(275)	(193)	(206)
Other	(71)	(58)	(209)

Total	$3,026	$3,322	$3,572

The domestic and foreign components of income before income tax expense were as follows:

	Years ended December 31,
	2010	2009	2008
Domestic	$8,571	$9,200	$9,916
Foreign	469	380	861

Total	$9,041	$9,580	$10,777

Note 9 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 965,535 shares of common stock, of which 216,938 are outstanding as of December 31, 2010.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of shareholder value.  Changes in stock options were as follows:

		Price Range
	Shares	Per Share
2010
Granted	7,700	$28.06 -	$28.06
Expired or canceled	5,243	17.71 -	31.33
Exercised	27,230	6.75 -	28.13
Total outstanding at December 31	216,938	9.13 -	31.33
Total exercisable at December 31	173,178	9.13 -	31.33

2009
Granted	56,600	$24.00 -	$24.00
Expired or canceled	6,712	18.00 -	31.33
Exercised	16,434	6.50 -	25.59
Total outstanding at December 31	241,711	6.75 -	31.33
Total exercisable at December 31	167,501	6.75 -	31.33

2008
Granted	26,100	$28.13 -	$29.41
Expired or canceled	9,919	18.00 -	31.33
Exercised	20,169	6.50 -	25.59
Total outstanding at December 31	208,257	6.50 -	31.33
Total exercisable at December 31	168,457	6.50 -	31.33

For the years ended December 31, 2010, 2009 and 2008, the Company reduced current income taxes payable and increased additional paid-in capital by $38, $14 and $42, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2010, the Company recognized $83 in equity compensation cost, compared to $98 in 2009 and $120 in 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2010	2009	2008

Expected dividend amount per quarter	$0.2471	$0.2466	$0.2737
Expected stock price volatility	22.0%	21.6%	16.3%
Risk-free interest rate	2.08%	1.76%	2.92%
Expected life of options	4.5 years	4.7 years	5.3 years

The per share weighted average fair value of options granted during 2010, 2009 and 2008 is $3.71, $2.62 and $2.91, respectively.

Note 9 – Options (continued)

All UTMD options vest over a four-year service period.  Expected dividend amounts were estimated based on the actual cash dividend rate at the time the options were granted and an estimate of future dividends based on past dividend rate changes as well as management’s expectations of future dividend rates over the expected holding period of the options.  Expected volatility is based on UTMD’s historical volatility over recent periods of time and trends in that volatility, giving weight to more recent periods.  Risk free interest rates were estimated based on actual U.S. Treasury Securities Interest rates as reported by the Federal Reserve Bank for periods of time equivalent to the holding periods estimated for the options on the dates the options were granted.  Expected term of options were estimated based on historical holding periods for similar options previously granted by UTMD to employees and directors.
The following table summarizes information about stock options outstanding at December 31, 2010:

		Options Outstanding			Options Exercisable
			Weighted
			Average
			Remaining	Weighted		Weighted
Range of			Contractual	Average		Average
Exercise		Number	Life	Exercise	Number	Exercise
Prices		Outstanding	(Years)	Price	Exercisable	Price

$9.13-	15.01	9,766	1.05	$14.37	9,766	$14.37
17.71-	24.02	97,135	5.67	22.64	68,966	22.09
25.59-	31.33	110,037	4.87	27.53	94,446	27.32

$9.13-	31.33	216,938	5.05	$24.74	173,178	$24.51

Note 10 – Geographic Sales Information

The Company had sales in the following geographic areas:

	United States	Europe	Other

2010	$17,431	$3,367	$4,323
2009	18,626	3,030	4,260
2008	19,114	4,779	3,889

Note 11 – Revenues by Product Category

The Company had revenues in the following product categories:

Product Category	2010	2009	2008

Obstetrics	$5,940	$6,543	$7,054
Gynecology/Electrosurgery/Urology	5,888	6,220	6,157
Neonatal	7,295	7,252	7,408
Blood Pressure Monitoring and Accessories	5,998	5,902	7,163

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

Prior to 2009, the Company received royalties as a result of a license agreement with an unrelated company that allowed rights to the Company’s technology through the life of the applicable patents.  As of the start of 2009 there are no patents under which UTMD is receiving royalties from other parties.

Note 13 – Employee Benefit Plan

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and a contributory retirement plan for Irish employees.  The Company’s matching contribution is determined annually by the board of directors.  Company contributions were approximately $103, $106 and $115 for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 14 – Fair Value Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes.  Detail on investments is provided in note 3, above.  The Company estimates that the fair value of all financial instruments at December 31, 2010 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 15 – Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

Note 16 – Subsequent Events

The Company evaluated its December 31, 2010 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

During 2010, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2010, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2010.  Jones Simkins, P.C., the independent registered public accounting firm of the Company, has audited the effectiveness of the Company's internal control over financial reporting. Management's report, and the report of Jones Simkins, P.C. appear on pages 28 and 29 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2010, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2011 annual meeting of shareholders under the captions,

•	“PROPOSAL NO. 1. ELECTION OF DIRECTORS: General,” and “Directors and Nominees,”
•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS,” and
•	“EXECUTIVE OFFICER COMPENSATION: 2010 Director Compensation,”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2011 annual meeting of shareholders under the captions,

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement of the registrant for the 2011 annual meeting of shareholders under the captions,

•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and
•	“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2011 annual meeting of shareholders under the captions,

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”
•	“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2011 annual meeting of shareholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2011 annual meeting of shareholders under the caption “PROPOSAL NO 2. RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: Fees billed by Jones Simkins P.C.,” “Audit Committee Policy and Approval,” and “Auditor Independence” are incorporated herein by reference.

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

3.       Exhibits.
Exhibit #	SEC Reference #	Title of Document	Location
1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3	3	Bylaws	Incorporated by Reference (2)
4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (3)
5	4	Designation of Rights, Privileges, and Preferences of Series “A” Preferred Stock	Incorporated by Reference (2)
6	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
7	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
8	10	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (5)
9	10	Loan Agreement, signed 6-December-2005 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (6)
10	10	Amendment to Loan Agreement, dated 12-March-2008 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (7)
11	10	Guarantee and Indemnity, dated 13-June-2008, by Utah Medical Products, Inc. to Bank of Ireland	Incorporated by Reference (7)
12	10	Summary of Officer and Director Compensation	This Filing
13	21	Subsidiaries of Utah Medical Products, Inc.	Incorporated by Reference (8)
14	23	Consent of Jones Simkins, P.C., Company’s independent auditors for the years ended December 31, 2010, December 31, 2009 and December 31, 2008	This Filing
15	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
16	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

Exhibit #	SEC Reference #	Title of Document	Location
17	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
18	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company’s registration statement on form S-8 filed with the Commission effective February 10, 1995.

(3)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on October 1, 2004.

(4)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(5)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(6)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on December 12, 2005.

(7)	Incorporated by reference from the Company’s annual report on form 10-K/A filed with the Commission for the year ended December 31, 2008.

(8)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 3rd day of March, 2011.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 3rd day of March, 2011.

By:	/s/ James H. Beeson
James H. Beeson, Director

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell, Chief Executive Officer & Director

By:	/s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By:	/s/ Barbara A. Payne
Barbara A. Payne, Director

By:	/s/ Paul O. Richins
Paul O. Richins, Principal Financial and Accounting Officer & Director