Form 10-Q
period 2011-03-31
UTAH MEDICAL PRODUCTS INC
filed 2011-05-10
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2011	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7043 South 300 West
                Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:      (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2011: 3,622,662.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands)
	(unaudited)	(audited)
ASSETS	MARCH 31, 2011	DECEMBER 31, 2010

Current assets:
Cash	$7,008	$3,818
Investments, available-for-sale	88	14,718
Accounts & other receivables - net	5,077	3,164
Inventories	4,596	3,097
Other current assets	854	346
Total current assets	17,623	25,142

Property and equipment - net	9,482	8,750

Goodwill	16,213	7,191

Other intangible assets	40,697	2,165
Other intangible assets - accumulated amortization	(2,112)	(2,010)
Other intangible assets - net	38,585	155

TOTAL	$81,903	$41,238

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,520	$398
Accrued expenses	2,920	1,290
Current portion of notes payable	5,584	215
Total current liabilities	11,024	1,903

Notes payable	22,326	909

Deferred tax liability - intangible assets	8,995	-
Other long term liabilities	500	-
Deferred revenue and income taxes	665	634
Total liabilities	43,510	3,446

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000
shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000
shares; issued - March 31, 2011, 3,621 shares and
December 31, 2010, 3,619 shares	36	36
Accumulated other comprehensive loss	(1,230)	(1,275)
Additional paid-in capital	178	107
Retained earnings	39,410	38,924
Total stockholders' equity	38,393	37,792

TOTAL	$81,903	$41,238

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010
(in thousands, except per share amounts)
(unaudited)
	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Sales, net	$6,793	$6,436

Cost of goods sold	3,083	3,113

Gross profit	3,710	3,323

Operating expense

Selling, general and administrative	1,451	939
Research & development	101	95

Total	1,552	1,034

Operating income	2,158	2,289

Other income (expense)	(15)	19

Income before provision for income taxes	2,142	2,308

Provision for income taxes	806	781

Net income	$1,336	$1,527

Earnings per common share (basic)	$0.37	$0.42

Earnings per common share (diluted)	$0.37	$0.42

Shares outstanding - basic	3,620	3,618

Shares outstanding - diluted	3,632	3,645

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010
(in thousands - unaudited)
	MARCH 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,336	$1,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	265	151
Gain on investments	(6)	(12)
Provision for losses on accounts receivable	4	(1)
Stock-based compensation expense	24	25
Changes in operating assets and liabilities:
Accounts receivable - trade	323	144
Accrued interest and other receivables	(52)	(39)
Inventories	(203)	(24)
Prepaid expenses and other current assets	(105)	(85)
Accounts payable	345	184
Accrued expenses	383	478
Other liability	449	-
Total adjustments	1,427	821
Net cash provided by operating activities	2,764	2,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(19)	(210)
Intangible assets	(5)	-
Purchases of investments	(500)	(700)
Proceeds from sale of investments	15,155	-
Net cash paid in acquisition	(41,084)	-
Net cash used in investing activities	(26,452)	(910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	36	364
Common stock purchased and retired	-	-
Tax benefit attributable to exercise of stock options	10	25
Proceeds from notes payable	26,934	-
Repayment of notes payable	(132)	(20)
Payment of dividends	-	-
Net cash provided by financing activities	26,849	370

Effect of exchange rate changes on cash	30	(17)

NET INCREASE IN CASH	3,190	1,790

CASH AT BEGINNING OF PERIOD	3,818	410

CASH AT END OF PERIOD	$7,008	$2,200

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010
(in thousands - unaudited)
-Continued-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	MARCH 31,
	2011	2010
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	$51	$7

During the quarter ended March 31, 2011 the Company purchased all of the outstanding shares of Femcare Holdings Limited, including its trading subsidiaries, Femcare Nikomed Ltd. and Femcare Australia.  The Company paid cash for the common stock and recorded assets and liabilities from the acquisition as follows:

Accounts receivable	$2,176
Prepaid expenses	344
Inventory	1,319
Property & equipment	606
Intangible assets	38,796
Goodwill	9,084
Accounts payable	(1,107)
Accrued expenses	(1,049)
Deferred tax liability	(9,084)
Total cash paid in acquisition	$41,084

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)       The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.   Currency amounts are in thousands except per-share amounts and where noted.

(2)       Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Finished goods	$1,905	$1,008
Work-in-process	1,077	757
Raw materials	1,614	1,332
Total	$4,596	$3,097

The March 31, 2011 inventories include the acquisition of Femcare Holdings Ltd (Femcare) inventories of $1,413, consisting of $1,018 in finished goods, $162 in work-in-process and $233 in raw materials.

(3)      Stock-Based Compensation.  At March 31, 2011, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In first quarter (1Q) 2011, the Company recognized $24 in stock based compensation cost, compared to $25 in 1Q 2010.

(4)      Comprehensive Income.  Comprehensive income for the three months ending March 31, 2011 and 2010 was $1,368 and $1,373, net of provision for income taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of $20 and $(169) in 2011 and 2010, respectively, and unrealized holding gains of $12 and $16 in 2011 and 2010, respectively.

(5)      Acquisition.  On March 18, 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  Femcare is best known for its leading global brand the Filshie Clip – a female surgical contraception device (tubal ligation).  UTMD expects the business combination will provide diversification, expansion and integration benefits that each company separately did not have the opportunity to achieve.  UTMD anticipates that the acquisition will be accretive to financial performance in 2011 and beyond.

The purchase price of $41 million is subject to adjustments.  A two-year $3.2 million escrow was set aside from the purchase price to back the warranties and representations of the sellers. UTMD is in the process of finalizing its valuation of certain tangible and intangible assets and residual goodwill acquired in the transaction which may result in a claim against the escrow and adjustment to the purchase price.  UTMD intends to complete its purchase price allocation no later than one year from the date of acquisition.  If a subsequent adjustment after one year is needed, it will be recorded as an expense or income.  The purchase price allocation below may change as more defined analyses are completed and additional information about fair value of assets and liabilities becomes available.

Assets Acquired
Accounts receivable	$2,176
Prepaid expenses	344
Inventory	1,319
Property and equipment	606
Identifiable Intangibles
Patents	97
Non-compete agreements	162
Trademarks, trade names	11,559
Customer relationships	11,559
Regulatory approvals & product certifications	15,419
Goodwill	9,084
Total assets acquired	52,325

Liabilities Assumed
Accounts payable	1,107
Accrued expenses	1,049
Deferred tax liability	9,084
Total liabilities assumed	11,241

Net assets acquired	$41,084

With respect to the assets acquired from Femcare, UTMD will amortize the patents and non-compete agreements over 10 and 5 years, respectively.  The other $38,537 in identifiable intangibles will be amortized over 15 years.  The $9,084 in deferred tax liability and goodwill results from the difference between the book basis and tax basis of the accumulated amortization of identifiable intangible assets.  The deferred tax liability will decline to zero over 15 years as the tax basis of the intangibles declines. The goodwill, which is not deductible for income tax purposes, will not be amortized, but will be written down if and when the value becomes impaired.

The Company incurred $259 towards acquisition related expenses, all of which are categorized under General and Administrative expenses in the Consolidated Condensed Statements of Income for the period ended March 31, 2011.

Pro forma Information

Revenue for the quarter ended March 31, 2011 includes revenue from Femcare during the period after acquisition of $491. Net income from Femcare (after tax) during the period after acquisition was $76.

Revenue and net income of the combined entity as though the business combination occurred as of the beginning of the reporting period is:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Revenue	$10,712	$9,962
Net income	2,259	1,544

Pro forma net income of $2,259 for the three months ended March 31, 2011 does not include $245 in UTMD legal costs directly attributable to the acquisition, and $1,765 in Femcare expenses for employee shareholder bonuses, loan redemption premium related to termination of ownership, buy-out of warrants, financial advisory fees and an insurance premium for sellers’ liability which are directly attributable to the acquisition.

(6)      Notes payable.  On March 17, 2011, UTMD obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase price of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.15 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below UTMD’s TNW at closing on March 18, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less.

On March 18, 2011, Femcare obtained an £8,000 ($12,934) loan from JP Morgan Chase, London Branch, to help refinance its debt as part of UTMD’s purchase of Femcare. Terms and conditions of the loan are the same as those listed above for the $14,000 U.S. loan.

(7)       Warranty Reserve.   The Company’s published warranty is: “UTMD warrants its products to conform in all material respects to all published product specifications in effect on the date of shipment, and to be free from defects in material and workmanship for a period of thirty (30) days for supplies, or twenty-four (24) months for equipment, from date of shipment.  During the warranty period UTMD shall, at its option, replace any products shown to UTMD's reasonable satisfaction to be defective at no expense to the Purchaser or refund the purchase price.”

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at January 1, 2011. Femcare had an established reserve at the time of acquisition by UTMD, which is shown as an increase in the reserve in the table below.  The following table summarizes changes to UTMD’s warranty reserve during 1Q 2011:

Beginning Balance, January 1, 2011	$0
Changes in Warranty Reserve during 1Q 2010:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	32
Ending Balance, March 31, 2011	$32

(8)       Investments.  As of March 31, 2011, the Company’s investments are in Citigroup (C) and General Electric (GE).  Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	1Q 2011	1Q 2010
Balance, beginning of period	$(190)	$(235)
Realized loss from securities included in beginning balance	18	-
Gross unrealized holding gains (losses), in equity securities	1	26
Deferred income taxes on unrealized holding loss	(7)	(10)
Balance, end of period	$(178)	$(219)

(9)      Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of March 31, 2011:

		Fair Value Measurements Using
Description	Total Fair Value at 3/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Available-for-sale securities	$88	$88	$0	$0

(10)     Forward-Looking Information.   This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by management based on information currently available.  When used in this document, the words “anticipate,” “believe,” “project,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted throughout this document.  Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.  Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and the Company assumes no obligation to update or disclose revisions to those estimates.

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

Increasing regulatory burdens including premarketing approval delays may result in significant loss of revenue, unpredictable costs and loss of management focus on helping the Company thrive:
The Company’s experience in 2001-2005, when the FDA sought to shut it down without any claim of defective, ineffective or unsafe products highlights the ongoing risk of being subject to a regulatory environment which can be inappropriately punitive, arbitrary and capricious.  The risks associated with such a circumstance relate not only to the substantial costs of litigation in millions of dollars, but also loss of good business reputation, the diversion of attention of key employees for an extended period of time, from new product development and routine quality control management activities, and a tremendous psychological and emotional toll on employees.

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

The growth of Group Purchasing Organizations adds non-productive costs, typically weakens the Company’s marketing and sales efforts and may result in lower revenues:
GPOs, theoretically acting as bargaining agents for member hospitals, but actually collecting revenues from the companies that they are negotiating with, have made a concerted effort to turn medical devices that convey special patient safety advantages and better health outcomes, like UTMD’s, into commodities which do not consider differences in clinical outcomes.  GPOs have been granted an antitrust exemption by the U.S. Congress. In other industries, the GPO business model based on “kickbacks” would be a violation of law.  These bureaucratic entities do not recognize the overall cost of care as it relates to safety and effectiveness of devices, and they create a substantial administrative burden that is primarily related to collection of their administrative fees.

As the healthcare industry becomes increasingly bureaucratic it puts smaller companies like UTMD at a competitive disadvantage:
An aging population and an extended economic recession are placing greater burdens on healthcare systems, particularly hospitals.  The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years.  Smaller companies like UTMD typically do not have the administrative resources to deal with substantial paperwork requirements, resulting in either loss of revenue or increased costs.  As UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for preexisting products, particularly from competitors which offer hospitals a broader range of products.  Restrictions used by hospital administrators to limit clinician involvement in device purchasing decisions makes communicating UTMD’s clinical advantages much more difficult.

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

The Company’s acquisition of Femcare substantially expands its reliance on third parties to market its products overseas:
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

(11)   Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General
UTMD manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2010 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per-share amounts or where otherwise noted.

Acquisition
On March 18, 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  Femcare is best known for its leading global brand the Filshie Clip – a female surgical contraception device (tubal ligation).  UTMD expects the business combination will provide diversification, expansion and integration benefits that each company separately did not have the opportunity to achieve.  UTMD anticipates that the acquisition will be accretive to financial performance in 2011 and beyond.  The operations of Femcare from March 18 to March 31, 2011 are included in the consolidated financial statements.
The purchase price of $41 million is subject to adjustments.  A two-year $3.2 million escrow was set aside from the purchase price to back the warranties and representations of the sellers. UTMD is in the process of finalizing its valuation of certain tangible and intangible assets and residual goodwill acquired in the transaction which may result in a claim against the escrow and adjustment to the purchase price.  UTMD intends to complete its purchase price allocation no later than one year from the date of acquisition.  If a subsequent adjustment beyond one year is needed, it will be recorded as an expense or income.  The purchase price allocation below may change as more defined analyses are completed and additional information about fair value of assets and liabilities becomes available.

Assets Acquired
Accounts receivable	$2,176
Prepaid expenses	344
Inventory	1,319
Property and equipment	606
Identifiable Intangibles
Patents	97
Non-compete agreements	162
Trademarks, trade names	11,559
Customer relationships	11,559
Regulatory approvals & product certifications	15,419
Goodwill	9,084
Total assets acquired	52,325

Liabilities Assumed
Accounts payable	1,107
Accrued expenses	1,049
Deferred tax liability	9,084
Total liabilities assumed	11,241

Net assets acquired	$41,084

With respect to the assets acquired from Femcare, UTMD will amortize the patents and non-compete agreements over 10 and 5 years, respectively.  The other $38,537 in identifiable intangibles will be amortized over 15 years.  The $9,084 in deferred tax liability and goodwill results from the difference between the book basis and tax basis of the accumulated amortization of identifiable intangible assets.  The deferred tax liability will decline to zero over 15 years as the tax basis of the intangibles declines. The goodwill, which is not deductible for income tax purposes, will not be amortized, but will be written down if and when the value becomes impaired.

On March 17, 2011, UTMD obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase price of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.15 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below UTMD’s TNW at closing on March 18, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less.

On March 18, 2011, Femcare obtained an £8,000 ($12,934) loan from JP Morgan Chase, London Branch, to help refinance its debt as part of UTMD’s purchase of Femcare. Terms and conditions of the loan are the same as those listed above for the $14,000 U.S. loan.

Analysis of Results of Operations
a)   Overview
On March 18, 2011, UTMD acquired Femcare. The performance of Femcare after March 17 is included in first calendar quarter (1Q) of 2011 financial results.

A summary of income statement measures for 1Q 2011 compared 1Q 2010 follows:

	1Q2011	1Q 2010	change
Net Sales	$6,793	$6,436	+5.5%
Gross Profit	3,710	3,323	+11.6%
Operating Income	2,158	2,289	(5.7%)
Income Before Tax	2,142	2,308	(7.2%)
Net Income	1,336	1,527	(12.5%)
Earnings per Share	.368	.419	(12.1%)

Total 1Q 2011 sales were 6% higher than in 1Q 2010.  Femcare sales for the last ten working days of 1Q were $491.  Excluding Femcare, UTMD’s 1Q 2011 total sales were 2% lower than in 1Q 2010.  International sales were up 25% and domestic sales were down 4%. Excluding Femcare, 1Q 2011 international sales were up 2%.  The acquisition of Femcare substantially expands UTMD’s global presence, as about 80% of Femcare’s most recent fiscal year sales of $16 million were outside the U.S.

A comparison of profit margins for 1Q 2011 compared 1Q 2010 follows:

	1Q 2011	1Q 2010
Gross Profit Margin (GPM)	54.6%	51.6%
Operating Profit Margin (OPM)	31.8%	35.6%
Net Profit Margin (NPM)	19.7%	23.7%

UTMD’s gross profit margin (GPM), gross profits divided by sales, was 3 percentage points higher in 1Q 2011 than in 1Q 2010.  Excluding Femcare, UTMD’s gross profit margin, was 1.6 percentage points higher than in 1Q 2010.  This improvement is due to a combination of 1) cessation of Oregon injection molding operations after first half 2010, and 2) reallocation of shipping costs from cost of goods sold to sales and marketing expense (a component of operating expenses).

Operating profits were $2,158 in 1Q 2011 compared to $2,289 in 1Q 2010. Femcare acquisition transaction costs of $259 were included in G&A expenses in 1Q 2011.  Femcare’s OPM was 25.2% for the 10-working day period under UTMD’s ownership.  Excluding the Femcare contribution and UTMD’s acquisition-related expenses in 1Q 2011, UTMD’s OPM was 36.4%, about 0.8 percentage points higher than in 1Q 2010.  This increase is due to the portion of higher GPM resulting from cessation of Oregon operations.

       Earnings before Taxes (EBT) decreased to $2,142 in 1Q 2011 from $2,308 in 1Q 2010.  The $259 Femcare acquisition-related expenses were the primary cause of the decrease.  New interest expense from the debt incurred to help finance the Femcare acquisition was $46 in 1Q 2011.

Net Income was $1,336 in 1Q 2011 compared to $1,527 in the same period of 2010. Excluding Femcare’s 10-day contribution to performance and acquisition-related expenses, UTMD’s NPM improved by 0.7 percentage points compared to 1Q 2010.  $245 of the acquisition-related expenses were legal costs of structuring, negotiating terms and otherwise facilitating the transaction, and therefore were capitalized for income tax purposes. This resulted in an effective income tax provision rate for 1Q 2011, excluding Femcare, of 38.1% instead of 33.7%.  Including Femcare’s profit contribution at a 28% tax rate yielded an average overall UTMD income tax provision rate of 37.6%. 1Q 2011 EPS were $.368 compared to $.419 in 1Q 2010.  Excluding acquisition-related costs and Femcare’s performance, 1Q 2011 EPS were $.423.

The Company’s March 31, 2011 balance sheet changed substantially due to the Femcare acquisition. Key March 31, 2011 balance sheet changes compared to December 31, 2010 follow:

Cash & Investments	$(11,440)
Receivables & Inventory	3,412
Property and Equipment - net	732
Goodwill	9,022
Other Intangible Assets – net	38,430
Total Assets	40,665
Current Portion of Notes Payable	5,369
Total Current Liabilities	9,121
Notes Payable	21,417
Deferred Tax Liability	8,995
Total Liabilities	40,064
Shareholders’ Equity	601

Cash and Investments declined due to UTMD using $14,571 for the Femcare acquisition including costs associated with the acquisition.  The increase in notes payable results from UTMD borrowing $26,934 from JP Morgan Chase in the U.S. and UK to help finance the acquisition.

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

Total 1Q 2011 sales were up $357 (6%) from 1Q 2010.  Excluding Femcare sales of $491, 1Q 2011 sales were 2% lower than in 1Q 2010. Comparing 1Q 2011 to 1Q 2010 UTMD global sales in product categories, blood pressure monitoring device/ component (BPM) sales were up 9%, neonatal device sales were down 10%, gynecology/ electrosurgery (Gyn/ES) device sales were up 25% and obstetrics device sales were up 1%.  Femcare sales are included in the Gyn/ES category.

International sales were up 25% while domestic sales were down 4% compared to 1Q 2010.  Femcare sales were 19% of international sales.  UTMD’s Ireland subsidiary’s sales were 31% of international sales. Sales of devices from UTMD’s Ireland facility to international customers were  10% lower in US dollar terms, and 12% lower in Euro terms in 1Q 2011 compared to 1Q 2010.  Without Femcare, international sales increased 2%.

Domestic sales are comprised of domestic direct sales (sales of finished devices to users or distributors), which were down 3%, and domestic OEM sales (sales of components to other companies for use in their products), which were down 12%.  Domestic OEM sales and international sales have an uneven quarter-to-quarter sales pattern because customers tend to purchase several months’ supply of products at a time to minimize transportation and import costs.

The following table provides sales dollar amounts divided into general product categories for total sales and the subset of international sales:

Global revenues by product category:
	1Q 2011%		1Q 2010%
Obstetrics	$1,473	22	$1,457	23
Gynecology/ Electrosurgery/ Urology	1,970	29	1,574	24
Neonatal	1,711	25	1,907	30
Blood Pressure Monitoring and Accessories*	1,638	24	1,498	23
Total:	$6,793	100	$6,436	100
*includes molded components sold to OEM customers.

International revenues by product category:
	1Q 2011%		1Q 2010%
Obstetrics	$200	8	$158	8
Gynecology/ Electrosurgery/ Urology	954	37	600	29
Neonatal	282	11	308	15
Blood Pressure Monitoring and Accessories*	1,149	44	994	48
Total:	$2,585	100	$2,060	100
*includes molded components sold to OEM customers.

For the remainder of 2011, UTMD’s sales are expected to increase compared to 2010 as a result of the addition of Femcare.  After 1Q 2011, UTMD’s stated beginning of year objective to achieve 2011 sales approximately the same as in 2010 (excluding Femcare) remains achievable.

c)   Gross Profit
UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 54.6% in 1Q 2011, compared to 51.6% 1Q 2010.  Without Femcare contribution , the GPM was 53.2%.  In 1Q 2010, UTMD experienced a lower than normal GPM due to costs associated with consolidating UTMD’s Oregon subsidiary into its Midvale, Utah operations.  Looking forward, UTMD projects a combined Femcare/UTMD GPM of about 60% for the remainder of 2011.

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

d)   Operating Income
Operating income, or income from operations, is the surplus after operating expenses are subtracted from gross profits.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Combined operating expenses in 1Q 2011 were $518 higher than in 1Q 2010, due to the addition of Femcare operating expenses for the last ten days of the quarter and  acquisition-related expenses of $259.  Operating profit margin (OPM), operating income divided by sales, was 3.8 percentage points lower in 1Q 2011 than in 1Q 2010.  The OPM in 1Q 2011 was 31.8% compared to 35.6% in 1Q 2010.  Despite a higher GPM, Femcare’s OPM will be lower than UTMD’s looking forward, because of the amortization of identifiable intangible assets.  Looking forward, UTMD expects its combined OPM will be in the range 28-29% of consolidated sales.  This will include non-cash G&A expenses of about 6-7% of sales, depending on the foreign currency exchange rate of GBP to USD, from amortization of the identifiable intangible assets.

S&M expenses in 1Q 2011 were $458 (6.7% of sales) compared to $371 (5.8% of sales) in 1Q 2010.  In addition to the addition of Femcare’s S&M expenses, the reallocation of UTMD shipping costs in 1Q 2011 caused the increase.

R&D expenses in 1Q 2010 were $101 (1.5% of sales) compared to $95 (1.5% of sales) in 1Q 2010.  Looking forward, UTMD’s product development pipeline will be enhanced by the Femcare acquisition.

G&A expenses in 1Q 2011 were $994 (14.6% of sales) compared to $568 (8.8% of sales) in 1Q 2010.  As noted above, the increase is due to the Femcare acquisition: 1) acquisition transaction expenses of $259, of which $245 are not tax deductible, 2) amortization of intangibles and 3) normal Femcare G&A expenses.  In addition to litigation costs, G&A expenses include the cost of outside financial auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost. Option compensation expense included in G&A expenses was $24 in 1Q 2011 compared to $25 in 1Q 2010.

	1Q 2011	1Q 2010
S&M Expense	$458	$371
R&D Expense	101	95
G&A Expense	994	568
Total Operating Expenses:	$1,552	$1,034

e)   Non-operating income (expense)
Non-operating expense in 1Q 2011 was $15 compared to non-operating income of $19 in 1Q 2010.  The swing from income to expense was due to accrued interest expense of $46 on the Femcare loans in 1Q 2011. Femcare borrowed £8,000 ($12,934) and UTMD borrowed $14,000 from JP Morgan Chase Bank to refinance Femcare’s debt as part of the acquisition. Using profits from operations together with cash from amortization of intangible assets, UTMD expects to repay the debt over the next five years.  During that period of time, using a USD/GBP exchange rate of 1.62, interest on the debt will reduce EBT by about $1,090, $890, $650, $400 and $160 in the first through fifth years, respectively.

f)    Earnings Before Income Taxes
1Q 2011 earnings before income taxes (EBT) decreased to $2,142 compared to $2,308 in 1Q 2010.  1Q 2011 EBT margin was 31.5% of sales compared to 35.9% in 1Q 2010.  The domestic component of EBT was $1,944 in 1Q 2011 compared to $2,197 in 1Q 2010.  The foreign component (Femcare and Ireland) of EBT was $198 in 1Q 2011 compared to $111 in 1Q 2010.

g)  Net Income and Earnings per Share
UTMD’s net income decreased to $1,336 in 1Q 2011 compared to $1,527 in 1Q 2010.  Net profit margins (NPM), which are net income (after income tax provision) expressed as a percentage of sales, were 19.7% in 1Q 2011 compared to 23.7% in 1Q 2010. Excluding Femcare’s 10-day contribution to performance and UTMD acquisition-related expenses, UTMD’s NPM improved by 0.7 percentage points compared to 1Q 2010. $245 of the one-time acquisition expenses were legal costs of structuring, negotiating terms and otherwise facilitating the transaction, and therefore were capitalized for income tax purposes. This resulted in an effective income tax provision rate for UTMD’s 1Q 2011, excluding Femcare, of 38.1% compared to 33.8% in 1Q 2010.  Diluted 1Q 2011 Earnings per Share (EPS) decreased to $.368 compared to $.419 in 1Q 2010. Looking forward, including the remaining three calendar quarters in 2011, UTMD is targeting about $1.95 EPS for the year, which would be about 18% higher than in 2010.

1Q 2011 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,631,800 compared to 3,644,795 shares in 1Q 2010.  The Company did not repurchase any of its shares in the open market in 1Q 2011.  Employees exercised options for 2,562 shares in 1Q 2011.  Options outstanding at March 31, 2011 were about 278,800 shares at an average exercise price of $25.26 per share.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 11,800 shares to actual weighted average shares outstanding in 1Q 2011 compared to 26,800 in 1Q 2010.  Actual outstanding common shares as of the end of 1Q 2011 were 3,621,400 compared to 3,631,500 at the end of 1Q 2010.

h)   Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity during the applicable time period.  Annualized ROE in 1Q 2011 was 13%, compared to 16% in 1Q 2010.  Both periods did not include a dividend payment.  The dividend that normally would have been paid in early January was paid in late December of both prior years. The lower ROE in 1Q 2011 was due to higher average equity and lower net income to date in 2011.  Average shareholders’ equity has been growing primarily because UTMD has remained very profitable but has not repurchased many shares since 2008. Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance, because shareholder equity is reduced by the cost of the shares repurchased.  The Company believes that repurchasing its shares when they are undervalued ultimately leads to higher shareholder returns as well as higher ROE.

Liquidity and Capital Resources
i)    Cash flows
Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash operating expenses along with changes in working capital, totaled $2,764 in 1Q 2011 compared to $2,347 in 1Q 2010.  The most significant difference in the two periods was a $449 increase in other liabilities.

The Company’s payment of $41,084 to acquire Femcare was the most significant use of cash in 1Q 2011.  UTMD liquidated a net of $14,655 of investments to help finance the acquisition.  Capital expenditures for property and equipment were just $19 in 1Q 2011, a fraction of the amount used in 1Q 2010 during which time UTMD was investing in expanding its Utah facility to consolidate the Oregon molding operations.  The Company borrowed $26,934 in 1Q 2011 to help finance the purchase of Femcare.

In 1Q 2011, UTMD received $36 and issued 2,562 shares of stock upon the exercise of employee stock options.  Option exercises in 1Q 2011 were at an average price of $14.24 per share.  In comparison, the Company received $364 from issuing 19,794 shares of stock on the exercise of employee stock options in 1Q 2010, net of 1,769 shares retired upon employees trading those shares in payment of the stock option exercise price.  UTMD did not repurchase any of its own shares of stock in the open market during either 1Q 2011 or 1Q 2010.

UTMD Ltd. made payments of $132 on its note payable during 1Q 2011, compared to $20 during 1Q 2010.  UTMD did not make cash dividend payments during either 1Q 2011 or 1Q 2010.

Management believes that income from operations and effective management of working capital will provide the liquidity needed to finance its internal growth plans.  Planned capital expenditures during the remainder of 2011 are expected to be lower than they were in 2010.  The Company will continue to keep facilities, equipment and tooling in good working order.  In addition, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, an acquisition that might strategically fit UTMD’s business and be accretive to performance.

j)     Assets and Liabilities
March 31, 2011 total assets nearly doubled from December 31, 2010 because of the Femcare acquisition, increasing from $41,238 to $81,903. The acquisition of identifiable intangible assets of $38,796 was the major portion of the increase.  In addition, goodwill increased $9,084 from the tax difference associated with the amortization of the identifiable intangible assets over their useful lives. Amortization of intangibles was $101 in 1Q 2011.  For reference, amortization expense was $11 in 1Q 2010.  At March 31, 2011, net intangible assets including goodwill were 67% of total assets compared to 18% at year-end 2010.

Cash and investments decreased $11,440 because of the use of $14,150 in the Femcare acquisition.  Receivables increased $1,913, inventories were up $1,499 and other current assets increased $508 during the period, all primarily due to the addition of Femcare’s assets.  Inventory and receivables balances were within management’s productivity targets.

Working capital (current assets minus current liabilities) was $6,599 at March 31, 2011, a $16,640 decrease from $23,239 at 2010 year-end.  Current liabilities increased $9,121, including a $5,369 increase in the current portion of notes payable, as a result of new borrowing to finance the Femcare acquisition.   Accounts payable increased $2,122 and accrued expenses went up $1,630, again due to the addition of Femcare.  As a result of the decrease in current assets and the increase in current liabilities, UTMD’s current ratio decreased to 1.6 on March 31, 2011 from 13.2 at year-end 2010. The current ratio was 8.8 on March 31, 2010. UTMD believes its working capital is sufficient to meet its normal operating needs.

Net property and equipment increased $732 in 1Q 2011 from the addition of Femcare P&E.  Depreciation of $163 exceeded capital expenditures of $19.

UTMD’s notes payable at March 31, 2011 were 1) $14,000 to Chase in the U.S., of which $11,200 is long term, 2) $12,843 (£8,000) to JP Morgan Chase in the U.K., of which $10,275 is long term, and 3) $1,067 (€753) to Bank of Ireland, of which $851 is long term.  The March 31, 2011 Ireland note payable balance declined €95.  The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $8,995 at March 31, 2011.  Reduction of the deferred tax liability occurs as the book/tax difference is eliminated over the next 15 years as the intangible assets are amortized. The Femcare acquisition also added $500 to other long term liabilities. Due to the impact of the Femcare acquisition, UTMD’s total debt ratio (total liabilities/ total assets) as of March 31, 2011 increased to 53% from 8% on December 31, 2010.  UTMD’s total debt ratio on March 31, 2010 was 12%.

k)     Management's Outlook.
As outlined in its December 31, 2010 10-K report, UTMD’s plan for 2011 is to
1)  work to retain its significant market niche shares of its established key specialty products in the U.S., and expand market shares in international markets;
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

UTMD’s objective for 2011 remains the same as above.

l)      Accounting Policy Changes.
None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR) and in England denominated in the British Pound (GBP).  UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP and the Australian Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7059, .7550 and .7452 EUR per USD as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively.  Exchange rates were .6223 GBP per USD and .9661 AUD per USD on March 31, 2011.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable and by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation for which the Company believes the outcome may be material to its financial results.

Item 1A.            Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 1Q 2011.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/10/11	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 5/10/11	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer