Form 10-Q
period 2011-06-30
UTAH MEDICAL PRODUCTS INC
filed 2011-08-08
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2011	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7043 South 300 West
                Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:   (801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 5, 2011: 3,634,762.

UTAH MEDICAL PRODUCTS, INC.
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Consolidated Condensed Balance Sheets as of
	June 30, 2011 and December 31, 2010	1

	Consolidated Condensed Statements of Income for the
	three and six months ended June 30, 2011 and June 30, 2010	2

	Consolidated Condensed Statements of Cash Flows for
	the six months ended June 30, 2011 and June 30, 2010	3

	Notes to Consolidated Condensed Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	16

SIGNATURES		16

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2011 AND DECEMBER 31, 2010
(in thousands)

	(unaudited)	(audited)
ASSETS	JUNE 30, 2011	DECEMBER 31, 2010

Current assets:
Cash	$6,267	$3,818
Investments, available-for-sale	83	14,718
Accounts & other receivables - net	4,965	3,164
Inventories	5,021	3,097
Other current assets	728	346
Total current assets	17,064	25,142

Property and equipment - net	9,529	8,750

Goodwill	16,218	7,191

Other intangible assets	40,723	2,165
Other intangible assets - accumulated amortization	(2,767)	(2,010)
Other intangible assets - net	37,956	155

TOTAL	$80,767	$41,238

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,002	$398
Accrued expenses	2,389	1,290
Current portion of notes payable	5,573	215
Total current liabilities	9,964	1,903

Notes payable	20,590	909

Deferred tax liability - intangible assets	8,832	-
Other long term liabilities	592	-
Deferred revenue and income taxes	793	634
Total liabilities	40,770	3,446

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000
shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000
shares; issued - June 30, 2011, 3,635 shares and
December 31, 2010, 3,619 shares	36	36
Accumulated other comprehensive loss	(1,131)	(1,275)
Additional paid-in capital	554	107
Retained earnings	40,538	38,924
Total stockholders' equity	39,997	37,792

TOTAL	$80,767	$41,238
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales, net	$10,377	$6,276	$17,170	$12,712

Cost of goods sold	4,117	3,009	7,200	6,122

Gross profit	6,260	3,267	9,969	6,590

Operating expense

Selling, general and administrative	2,879	977	4,330	1,916
Research & development	148	95	248	190

Total	3,027	1,072	4,579	2,106

Operating income	3,233	2,195	5,390	4,484

Other income (expense)	(281)	16	(296)	35

Income before provision for income taxes	2,952	2,211	5,094	4,519

Provision for income taxes	970	744	1,776	1,525

Net income	$1,982	$1,467	$3,319	$2,994

Earnings per common shares (basic)	$0.55	$0.40	$0.92	$0.83

Earnings per common share (diluted)	$0.54	$0.40	$0.91	$0.82

Shares outstanding - basic	3,626	3,631	3,623	3,625

Shares outstanding - diluted	3,645	3,651	3,638	3,648

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010
(in thousands - unaudited)
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,319	$2,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,121	299
Gain on investments	(6)	(24)
Provision for losses on accounts receivable	8	3
(Gain)/Loss on disposal of assets	-	0
Deferred income taxes	(174)	-
Stock-based compensation expense	49	44
Changes in operating assets and liabilities:
Accounts receivable - trade	429	372
Accrued interest and other receivables	(40)	(20)
Inventories	(531)	140
Prepaid expenses and other current assets	43	18
Accounts payable	(174)	56
Accrued expenses	(26)	(214)
Deferred revenue	(21)	-
Other liability	449	-
Total adjustments	1,128	675
Net cash provided by operating activities	4,447	3,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(158)	(762)
Intangible assets	(7)	-
Purchases of investments	(500)	(1,200)
Proceeds from sale of investments	15,155	2,134
Net cash paid in acquisition	(41,084)	-
Net cash (used in) provided by investing activities	(26,594)	173

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	375	375
Common stock purchased and retired	-	(134)
Tax benefit attributable to exercise of stock options	23	26
Proceeds from notes payable	26,934	-
Repayments of notes payable	(1,927)	(180)
Payment of dividends	(851)	(853)
Net cash used in financing activities	24,555	(766)

Effect of exchange rate changes on cash	41	(53)

NET INCREASE IN CASH	2,449	3,022

CASH AT BEGINNING OF PERIOD	3,818	410

CASH AT END OF PERIOD	$6,267	$3,432

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,470	$1,385
Cash paid during the period for interest	354	13
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)       The unaudited financial statements have been prepared in accordance with the instructions to form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on form 10-K for the year ended December 31, 2010.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts, and where noted.

(2)       Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010
Finished goods	$1,623	$1,008
Work-in-process	938	757
Raw materials	2,460	1,332
Total	$5,021	$3,097

(3)      Stock-Based Compensation.  At June 30, 2011, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2011 and 2010, the Company recognized $25 and $19, respectively, in stock-based compensation cost.  In the six months ended June 30, 2011 and 2010, the Company recognized $49 and $44, respectively, in stock-based compensation cost.

(4)       Comprehensive Income.  Comprehensive income for the second quarter (2Q) and first half (1H) of 2011 was $2,041 and $3,410, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of $62 and $83 in 2Q and 1H 2011, respectively, and unrealized holding gains (losses) of ($3) and $9 in 2Q and 1H 2011, respectively.

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

The Company incurred $35 towards acquisition related expenses, all of which are categorized under General and Administrative expenses in the Consolidated Condensed Statements of Income for the three months ended June 30, 2011, and $285 for the six months ended June 30, 2011.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at January 1, 2011.

Femcare had an established reserve at the time of acquisition by UTMD, which is shown as an increase in the reserve in the table below.  The following table summarizes changes to UTMD’s warranty reserve during 1H 2011:
Beginning Balance, January 1, 2011	$0
Changes in Warranty Reserve during 1H 2011:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	32
Ending Balance, June 30, 2011	$32

(8)      Investments.  As of June 30, 2011, the Company’s investments are in Citigroup (C) and General Electric (GE). Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	2Q 2011	2Q 2010
Balance, beginning of period	$(178)	$(219)
Realized loss from securities included in beginning balance	-	5
Gross unrealized holding gains (losses), in equity securities	(5)	(13)
Deferred income taxes on unrealized holding loss	2	3
Balance, end of period	$(181)	$(224)

(9)  Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurements and Disclosures to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of June 30, 2011:
		Fair Value Measurements Using
Description	Total Fair Value at 6/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Available-for-sale securities	$83	$83	$0	$0

(10)           Subsequent Events. UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Analysis of Results of Operations
a)   Overview
On March 18, 2011, UTMD acquired Femcare (see note 5).  The performance of Femcare after March 17 is included in 2011 financial results.

A summary of income statement measures for 2Q and 1H 2011 compared to the same periods of 2010 follow:

	2Q 2011	2Q 2010	change	1H 2011	1H 2010	change
Net Sales	$10,377	$6,276	65.3%	$17,170	$12,712	35.1%
Gross Profit	6,260	3,267	91.6%	9,969	6,590	51.3%
Operating Income	3,233	2,195	47.3%	5,390	4,484	20.2%
Income Before Tax	2,952	2,211	33.5%	5,094	4,519	12.7%
Net Income	1,982	1,467	35.1%	3,319	2,994	10.8%
Earnings per Share	.544	.402	35.3%	.912	.821	11.1%

A comparison of profit margins for 2Q and 1H 2011 compared to the same periods of 2010 follow:

	2Q 2011	2Q 2010	1H 2011	1H 2010
Gross Profit Margin	60.3%	52.1%	58.1%	51.8%
Operating Profit Margin	31.2%	35.0%	31.4%	35.3%
Net Income Margin	19.1%	23.4%	19.3%	23.6%

The second quarter (2Q) 2011 was the first full quarter where Femcare operating results were combined with UTMD results.  Femcare’s sales were 40% of total consolidated sales in 2Q 2011, and 27% in 1H 2011.

UTMD’s gross profit margin (GPM), gross profits divided by sales, was 8.2 percentage points higher in 2Q 2011 than in 2Q 2010, and 6.3 percentage points higher in 1H 2011 than in 1H 2010.  The GPM was higher due to the addition of Femcare product sales with higher average GPMs.  Excluding Femcare, UTMD’s 2Q 2011 and 1H 2011 GPMs were about one percentage point higher than in 2Q 2010 and 1H 2010.  This improvement was due to a combination of 1) cessation of Oregon injection molding operations after first half 2010, and 2) reallocation of shipping costs from cost of goods sold to sales and marketing expense (a component of operating expenses).

Operating profits were $3,233 and $5,390 in 2Q and 1H 2011, respectively, compared to $2,195 and $4,484 in 2Q and 1H 2010, respectively. Femcare acquisition transaction costs of $35 and $285 in 2Q and 1H 2011 were included in G&A expenses.  Despite the significantly higher GPM, Operating Profit Margins were about four percentage points lower due to 1) the amortization of intangible assets that resulted from the Femcare acquisition, 2) acquisition expenses, and 3) higher Femcare operating expenses as a percentage of sales.

Income before Taxes (EBT) increased to $2,952 in 2Q 2011 from $2,211 in 2Q 2010, and to $5,094 in 1H 2011 from $4,519 in 1H 2010.  EBT included interest expense from borrowing to finance the Femcare acquisition. New interest expense from the debt incurred to help finance the Femcare acquisition was $296 in 2Q 2011 and $342 in 1H 2011.

Net Income (income after provision for income taxes) was $1,982 in 2Q 2011 and $3,319 in 1H 2011 compared to $1,467 and $2,994 in the same periods of 2010. The resulting net income was up 35% for 2Q 2011 compared to 2Q 2010, and up 11% for 1H 2011 compared to 1H 2010, even though Net Income Margins were down about four percentage points due to the additional operating expenses and interest expense related to the acquisition.  The effective consolidated income tax provision rate for 2Q 2011 including Femcare was 32.9% in 2Q 2011 compared to 33.6% in 2Q 2010 (prior to the addition of Femcare), and 34.9% in 1H 2011 compared to 33.8% in 1H 2010.  The higher rate in 1H 2011 was primarily related to acquisition expenses in 1Q 2011 which were capitalized for income tax purposes.

2Q 2011 earnings per share (EPS) were $.544 compared to $.402 in 2Q 2010. 1H 2011 EPS were $0.912 compared to $0.821 in 1H 2010.  The most recent four calendar quarters’ EPS were $1.69.  EPS for calendar year 2010 were $1.65.  Management is currently projecting EPS for calendar year 2011 in the range of $1.95 - $2.00.

The Company’s June 30, 2011 balance sheet changed substantially from December 31, 2010 due to the Femcare acquisition, and showed improvement compared to the post-acquisition March 31, 2011 balance sheet. Key balance sheet changes compared to December 31, 2010 and March 31, 2011 follow:
	Change from	Change from
[Thousand $$]	12-31-10	3-31-11
Cash & investments	$(12,186)	$(746)
Receivables & inventory	3,726	313
Property and equipment – net	779	47
Goodwill	9,027	5
Other intangible assets – net	37,801	(629)
Total assets	39,529	(1,136)
Current portion of notes payable	5,358	(11)
Notes payable	19,681	(1,736)
Deferred tax liability	8,832	(163)
Total liabilities	37,324	(2,740)
Shareholders’ Equity	2,205	1,604

b)  Revenues
The Company believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment.  Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to acceptance and completion of an order.  Revenue from product or service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured.  There are no post-shipment obligations which have been or are expected to be material to financial results.

Domestically, with the exception of certain third party group purchasing organization (GPO) agreements, UTMD directly accepts orders from and ships to end user clinical facilities under its Standard Terms and Conditions (T&C) of Sale. GPOs are bargaining agents, not customers. Except for an administrative fee, generally 3% of UTMD’s sales to GPO members, the T&C of GPO agreements are not materially different from UTMD’s Standard T&C of Sale.

UTMD may have separate discounted pricing agreements with a clinical facility or group of facilities based on volume of purchases.  Pricing agreements with clinical facilities, or groups of facilities, are established (similar to GPO agreements) in advance of orders accepted or shipments made.  For existing customers, past actual shipment volumes determine the fixed price by part number for the next agreement period of one, two or three years.  For new customers, the customer’s best estimate of volume is accepted by UTMD for determining the ensuing fixed prices for the agreement period. New customers typically have one-year agreements. Prices are not adjusted after an order is accepted.  To clarify, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure above that the selling price is fixed prior to the completion of an order.

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

Total 2Q 2011 sales were up $4,101 (65.3%) and 1H 2011 sales were up $4,458 (35.1%) respectively, from the same periods in 2010. Excluding Femcare sales of $4,187 in 2Q 2011 and $4,679 in 1H 2011, sales were down 1.4% in 1Q 2011 and 1.7% in 1H 2011, compared to the same periods of 2010. Comparing 2Q 2011 to 2Q 2010 global sales in product categories, blood pressure monitoring device/ component (BPM) sales were up 3%, neonatal device sales were down 10%, gynecology/ electrosurgery device sales were up 276% and obstetrics device sales were up 2%.  All of Femcare’s sales are included in the gynecology category.  For 1H 2011 compared to 1H 2010 global sales in product categories, BPM sales were up 6%, neonatal device sales were down 10%, gynecology/ electrosurgery device sales were up 149% and obstetrics device sales were up 1%.

International sales in 2Q 2011 and 1H 2011, respectively, were up 202% and 110%. With the addition of Femcare, international sales were 55% of total consolidated 2Q 2011 sales, and 48% of 1H 2011 sales compared to 30% in 2Q 2010 and 31% in 1H 2010.  UTMD Ireland 2Q 2011 shipments were down 3% in U.S. dollar (USD) terms and down 15% in Euro terms, as the USD lost about 15% of its value relative to the Euro compared to the prior year. For 1H 2011, UTMD Ireland USD- and Euro-denominated trade shipments were down 7% and 13% respectively.

Domestic sales were up 6% in 2Q 2011 and 1% in 1H 2011 compared to the same periods in 2010. Domestic direct sales of finished devices to U.S. end-users were 6% lower in 2Q 2011, and 5% lower in 1H 2011, a continuation of the experience of lower hospital utilization rates of UTMD’s specialty devices. Domestic sales of OEM components to other companies were up 149% for 2Q 2011 and 71% for 1H 2011. Sales of Femcare’s Filshie Clip System components to Cooper Surgical Inc. accounted for the increase.

The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:
	2Q 2011	2Q 2010	1H 2011	1H 2010
Obstetrics	$1,493	$1,466	$2,967	$2,924
Gynecology/ Electrosurgery/ Urology	5,751	1,529	7,721	3,102
Neonatal	1,711	1,899	3,422	3,806
Blood Pressure Monitoring and Accessories*	1,422	1,382	3,060	2,880
Total:	$10,377	$6,276	$17,170	$12,712
*includes molded components sold to OEM customers.

International revenues by product category:
	2Q 2011	2Q 2010	1H 2011	1H 2010
Obstetrics	$272	$178	$472	$337
Gynecology/ Electrosurgery/ Urology	4,120	525	5,071	1,125
Neonatal	362	327	644	635
Blood Pressure Monitoring and Accessories*	931	853	2,080	1,846
Total:	$5,685	$1,883	$8,267	$3,943
*includes molded components sold to OEM customers.

For the remainder of 2011, UTMD’s sales are expected to increase compared to 2010 as a result of the addition of Femcare.  After 2Q 2011, UTMD’s stated beginning of year objective to achieve 2011 sales approximately the same as in 2010 (excluding Femcare) remains achievable.

c)   Gross Profit
UTMD’s average GPM, gross profits as a percentage of sales, was 60.3% and 58.1% in 2Q and 1H 2011, respectively, compared to 52.1% and 51.8% in 2Q and 1H 2010.  Without Femcare contribution, the GPM was  53.2% for both 2Q and 1H 2011.  In 1H 2010, UTMD experienced a lower than normal GPM due to cost associated with consolidating UTMD’s Oregon subsidiary into its Midvale, Utah operations.

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

d)  Operating Income
Operating Income is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M), product development (R&D) and general and administrative (G&A) expenses.  Total operating expenses in 2Q 2011 were $1,955 higher than in 2Q 2010, and $2,473 higher in 1H 2011 than in 1H 2010.  Both increases were due to the addition of Femcare operating expenses after March 18, 2011 and acquisition related expenses.  Operating profit margin (OPM), operating income divided by sales, was 3.8 percentage points lower in 2Q 2011 than in 2Q 2010, and 3.9 points lower in 1H 2011 than in 1H 2010.  Despite a higher GPM, Femcare’s OPM will be lower than UTMD’s looking forward, because of the amortization of identifiable intangible assets.  Looking forward, UTMD expects its combined OPM will be approximately 30% of consolidated sales.  This will include non-cash G&A expenses of about 6-7% of sales, depending on the foreign currency exchange rate of GBP to USD, from amortization of the identifiable intangible assets.  The amortization expense of intangibles was 6.3% of 2Q 2011 consolidated sales.

S&M expenses in 2Q 2011 were 8.4% of sales compared to 6.4% of sales in 2Q 2010, and 7.7% of sales in 1H 2011 compared to 6.1% of sales in 1H 2010.  The addition of Femcare’s S&M expenses caused the increases.

S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s products since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have GPO (third party group purchasing organization) agreements in the U.S. under which it agrees to provide GPO hospital members inservice and clinical training as required and reasonably requested.

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of videotapes and other instruction materials developed for the use of its products. UTMD provides customer support from headquarters by telephone, and employed representatives on a geographic basis, to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians. All inservice and training expenses are routinely expensed as they occur.  Except for the consulting services of independent practitioners, all of these services are allocated from fixed S&M overhead costs included in Operating Expenses.  Historically, marginal consulting costs have been immaterial to financial results, which is also UTMD’s expectation for the future.

R&D expenses in 2Q 2011and 1H 2011 were 1.4% and 1.5% of sales, respectively, compared to 1.5% of sales in 2Q and 1H 2010.   Looking forward, UTMD expects its product development pipeline will be enhanced by the Femcare acquisition.

G&A expenses in 2Q 2011 were 19.4% of sales compared to 9.2% of sales in 2Q 2010, and 17.5% of sales in 1H 2011 compared to 9.0% of sales in 1H 2010.  The increase is due to the Femcare acquisition: 1) acquisition transaction expenses of $285 in 1H 2011, of which $266 are not tax deductible, 2) amortization of intangibles and 3) Femcare G&A expenses which have been higher than UTMD’s as a percentage of sales. In addition to litigation costs, G&A expenses include the cost of outside financial auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost. Option compensation expense in 2Q 2011 was $25 compared to $19 in 2Q 2010, and $49 in 1H 2011 compared to $44 in 1H 2010.  The difference was due to options awarded Femcare employees on March 18, 2011.

	2Q 2011	2Q 2010	1H 2011	1H 2010
S&M Expense	$867	$402	$1,325	$773
R&D Expense	148	95	249	190
G&A Expense	2,012	575	3,005	1,143
Total Operating Expenses:	$3,027	$1,072	$4,579	$2,106

e)  Non-operating income/ expense
Non-operating expense in 2Q 2011 was $281 compared to non-operating income of $16 in 2Q 2010, and non-operating expense of $296 in 1H 2011 compared to $35 in non-operating income in 1H 2010.  The swing from income to expense was due to 2Q 2011 interest expense of $296 and 1H 2011 interest expense of $342 on the loans required to finance the March 18, 2011 Femcare acquisition. Femcare Group Ltd borrowed £8,000 ($12,934) and UTMD borrowed $14,000 from JP Morgan Chase Bank to refinance Femcare’s debt as part of the acquisition. Using cash generated from operations, UTMD plans to repay the debt within five years.  During that period of time, using a USD/GBP exchange rate of 1.62, interest expense resulting from the debt included in non-operating expense will be about $1,090, $890, $650, $400 and $160 in the first through fifth years, respectively.

f)    Income Before Income Taxes
2Q 2011 income before tax (EBT) were $2,952 compared to $2,211 in 2Q 2010.  EBT in 1H 2011 were $5,094 compared to $4,519 in 1H 2010.  The domestic component of EBT was $2,047 and $3,991 in 2Q and 1H 2011, respectively, compared to $2,122 and $4,320 in 2Q and 1H 2010.  The foreign component (Femcare and Ireland) of EBT was $905 and $1,104 in 2Q and 1H 2011, respectively, compared to $89 and $199 in 2Q and 1H 2010.

g)  Net Income and Earnings per Share
UTMD’s net income increased to $1,982 in 2Q 2011 from $1,467 in 2Q 2010, and to $3,319 in 1H 2011 from $2,994 in 1H 2010.  Excluding Femcare’s contribution to performance and UTMD acquisition-related expenses, UTMD’s 2Q 2011 and 1H 2011 Net Income Margins, net income divided by sales, remained unchanged compared to the same periods of 2010.  $266 of the one-time acquisition expenses were legal costs of structuring, negotiating terms and otherwise facilitating the transaction, and therefore were capitalized for income tax purposes. This resulted in effective income tax provision rates in 2Q and 1H 2011 of 32.9% and 34.9% of EBT, respectively, compared to 33.6% and 33.7% in 2Q and 1H 2010. As of April 1, 2011, the UK corporate income tax rate was reduced to 26% from 28%.

UTMD’s net income divided by weighted average outstanding shares, diluted for unexercised employee and director options, provides earnings per share (EPS) for the applicable reporting periods as follows:

	2Q 2011	2Q 2010	1H 2011	1H 2010
Earnings Per Share (EPS)	$.544	$.402	$.912	$.821
Shares (000), Diluted	3,645	3,651	3,638	3,648

The Company did not repurchase any of its shares in the open market in 2Q 2011. UTMD hasn’t repurchased shares since third quarter 2010.  Exercises of employee options added 13,400 and 15,900 shares in 2Q and 1H 2011, respectively.  Options outstanding at June 30, 2011 were about 263,700 shares at an average exercise price of $25.26 per share.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period.  The dilution calculation added 18,200 and 15,200 shares to actual weighted average shares outstanding in 2Q and 1H 2011 respectively, compared to 20,100 and 23,700 in 2Q and 1H 2010.  The decrease in dilution is due to shares repurchased in 3Q 2010 and a lower average market price of UTMD shares during 1H 2011.  Actual outstanding common shares as of the end of 2Q 2011 were 3,634,800 compared to 3,626,800 at the end of 2Q 2010.

h)  Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Annualized ROE (after payment of dividends) for 1H 2011 was 8% compared to 7% for 1H 2010.  ROE prior to payment of dividends was 17% in 1H 2011 and 16% in 1H 2010.  Share repurchases have a beneficial impact on ROE as long as the Company sustains net profit performance, because shareholder equity is reduced by the cost of the shares repurchased.  The Company believes that repurchasing its shares when they are undervalued ultimately leads to much higher shareholder value as well as higher ROE.

Liquidity and Capital Resources
i)    Cash flows
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses along with changes in working capital totaled $4,447 in 1H 2011 compared to $3,669 in 1H 2010.  The most significant difference in the two periods was a $822 benefit to cash from increased depreciation and amortization.

The Company’s payment of $41,084 to acquire Femcare was the most significant use of cash in 1H 2011.  UTMD liquidated a net of $14,655 of investments to help finance the acquisition.  Capital expenditures for property and equipment were $158 in 1H 2011 compared to $762 in 1H 2010 during which time UTMD invested in expanding its Utah facility to consolidate the Oregon molding operations.  The Company borrowed $26,934 in 1H 2011 to help finance the purchase of Femcare.

In 1H 2011, UTMD received $375 and issued 15,949 shares of stock upon the exercise of employee stock options.  Option exercises in 1H 2011 were at an average price of $23.50 per share.  In comparison, the Company received $375 from issuing 20,306 shares of stock on the exercise of employee stock options in 1H 2010, net of 1,769 shares retired upon employees trading those shares in payment of the option exercise price.  UTMD did not repurchase any of its own shares in the open market during 1H 2011.  The Company repurchased 5,230 shares of its own stock in the open market at a cost of $134 during 1H 2010.

UTMD repaid $1,927 on its notes payable during 1H 2011, compared to $180 during 1H 2010, and paid $851 in dividends in 1H 2011, compared to $853 in 1H 2010.  All of UTMD’s notes payable are scheduled to be repaid by April, 2016.

Management believes that positive cash flow from operations and effective management of working capital will provide the liquidity needed to finance its internal growth plans.  Planned capital expenditures for the full year of 2011 are expected to be lower than they were in 2010.  The Company will continue to keep facilities, equipment and tooling in good working order.  Subject to continuing to meet its loan covenants, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, an acquisition that might strategically fit UTMD’s business and be accretive to performance.

j)    Assets and Liabilities
June 30, 2011 total assets nearly doubled from December 31, 2010 because of the Femcare acquisition, increasing from $41,238 to $80,767. Identifiable intangible assets of $38,796 acquired in the Femcare acquisition was the major portion of the increase.  The Femcare identifiable intangible assets balance as of June 30, 2011 was $38,048. In addition, goodwill increased $9,084 from the tax difference associated with the amortization of the identifiable intangible assets over their useful lives. Total amortization of intangibles was $767 in 1H 2011.  For reference, amortization expense was $22 in 1H 2010.  At June 30, 2011, net intangible assets and goodwill were 67% of total assets compared to 18% at year-end 2010.

June 30, 2011 cash and investments decreased $12,186 from December 31, 2010 because of the use of $14,150 in the Femcare acquisition.  Receivables, inventories and other current assets increased $1,801, $1,924 and $382, respectively, during the first half of 2011, due to the addition of Femcare’s assets. Inventory and receivables balances were within management’s current asset productivity targets.

Working capital (current assets minus current liabilities) was $7,100 at June 30, 2011, a $16,139 decrease from $23,239 at 2010 year-end.  Current liabilities increased $8,061, including a $5,358 increase in the current portion of notes payable, as a result of new borrowing to finance the Femcare acquisition.   Accounts payable increased $1,604 and accrued expenses went up $1,099, again due to the addition of Femcare.  As a result of the decrease in current assets and the increase in current liabilities, UTMD’s current ratio decreased to 1.7 on June 30, 2011 from 13.2 at year-end 2010. The current ratio was 11.6 on June 30, 2010. UTMD believes its working capital is sufficient to meet normal operating needs.

Net property and equipment increased $779 in 1H 2011 from the addition of Femcare P&E.  Depreciation of $354 exceeded capital expenditures of $158.

UTMD’s notes payable at June 30, 2011 were 1) $13,000 to Chase in the U.S., of which $10,200 is long term, 2) $12,209 (£7,600) to JP Morgan Chase in the U.K., of which $9,638 is long term, and 3) $954 (€658) to Bank of Ireland, of which $751 is long term.  The June 30, 2011 Ireland note payable balance declined €190.  The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $8,832 at June 30, 2011.  Reduction of the deferred tax liability occurs as the book/tax difference is eliminated over 15 years as intangible assets are amortized. The Femcare acquisition also added $592 to other long term liabilities. Due to the impact of the Femcare acquisition, UTMD’s total debt ratio (total liabilities/ total assets) as of June 30, 2011 increased to 50% from 8% on December 31, 2010.  UTMD’s total debt ratio on March 31, 2011 was 53%.

k)     Management's Outlook.
As outlined in its December 31, 2010 SEC Form 10-K report, UTMD’s plan for 2011 was to
1)  work to retain its significant market niche shares of its established key specialty products in the U.S., and expand market shares in international markets;
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

After six months’ experience, UTMD’s actual performance is consistent with achieving its previously stated objectives for 2011.

l)      Accounting Policy Changes.
None.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR) and in England denominated in the British Pound (GBP).  UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP and the Australian Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .6901, .7550 and .8181 EUR per USD as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  Exchange rates were .6225 GBP per USD and .9332 AUD per USD on June 30, 2011.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable and by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation for which the Company believes the outcome may be material to its financial results.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K and below are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

A product liability lawsuit could result in significant legal expenses and a large award against the Company:
UTMD’s devices are frequently used in inherently risky situations to help clinicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit where an individual plaintiff suffers permanent physical injury, the possibility of a large award for damages exists whether or not a causal relationship exists.

The Company’s reliance on third party distributors in some overseas markets may result in less predictable international revenues:
UTMD’s international distributors have varying expertise in marketing and selling specialty medical devices.  They also sell other devices that may result in less focus on the Company’s products.

The substantial increase in debt required to finance the acquisition of Femcare Group Ltd represents an increased business risk until the debt is repaid.
While the debt will help positively leverage financial performance if UTMD maintains future performance consistent with 2Q 2011 performance, it could also negatively leverage financial performance if the Company is unable to maintain sales volume and profit margins in a competitive worldwide market for its medical devices.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 2Q 2011.

Item 6.  Exhibits

Exhibit #	SEC Reference #	Title of Document
1	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
2	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3	32	Certification pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4	32	Certification pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
5	101.INS	XBRL Instance
6	101.SCH	XBRL Schema
7	101.CAL	XBRL Calculation
8	101.DEF	XBRL Definition
9	101.LAB	XBRL Label
10	101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/8/11	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/8/11	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer