Form 10-Q
period 2011-09-30
UTAH MEDICAL PRODUCTS INC
filed 2011-11-07
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2011	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7043 South 300 West
 Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:	(801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2011: 3,639,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(in thousands)

	(unaudited)	(audited)
ASSETS	SEPTEMBER 30, 2011	DECEMBER 31, 2010

Current assets:
Cash	$7,040	$3,818
Investments, available-for-sale	58	14,718
Accounts & other receivables - net	5,027	3,164
Inventories	4,963	3,097
Other current assets	655	346
Total current assets	17,743	25,142

Property and equipment - net	9,065	8,750

Goodwill	15,970	7,191

Other intangible assets	39,665	2,165
Other intangible assets - accumulated amortization	(3,385)	(2,010)
Other intangible assets - net	36,281	155

TOTAL	$79,059	$41,238

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,701	$398
Accrued expenses	3,323	1,290
Current portion of notes payable	5,470	215
Total current liabilities	10,494	1,903

Notes payable	18,536	909

Deferred tax liability - intangible assets	8,425	-
Other long term liabilities	460	-
Deferred income taxes	777	634
Total liabilities	38,692	3,446

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000 shares; issued - September 30, 2011, 3,638 shares and December 31, 2010, 3,619 shares	36	36
Accumulated other comprehensive loss	(2,241)	(1,275)
Additional paid-in capital	651	107
Retained earnings	41,920	38,924
Total stockholders' equity	40,367	37,792

TOTAL	$79,059	$41,238

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010
(in thousands, except per share amounts - unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Sales, net	$10,784	$6,201	$27,954	$18,912

Cost of goods sold	4,266	2,865	11,466	8,987

Gross profit	6,518	3,336	16,487	9,925

Operating expense

Selling, general and administrative	2,842	977	7,172	2,893
Research & development	138	101	386	292

Total	2,979	1,078	7,558	3,184

Operating income	3,539	2,257	8,929	6,741

Other income (expense)	(265)	31	(561)	66

Income before provision for income taxes	3,274	2,289	8,368	6,807

Provision for income taxes	1,037	777	2,812	2,302

Net income	$2,237	$1,512	$5,556	$4,505

Earnings per common share (basic)	$0.62	$0.42	$1.53	$1.24

Earnings per common share (diluted)	$0.61	$0.42	$1.53	$1.24

Shares outstanding - basic	3,636	3,616	3,629	3,622

Shares outstanding - diluted	3,644	3,631	3,642	3,643

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010
(in thousands - unaudited)

	SEPTEMBER 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,556	$4,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	536	416
Amortization	1,424	33
(Gain) loss on investments	(6)	(39)
Provision for (recovery of) losses on accounts receivable	10	4
Deferred income taxes	(374)	-
(Gain) loss on disposal of assets	-	0
Stock-based compensation expense	73	64
Changes in operating assets and liabilities:
Accounts receivable - trade	287	303
Accrued interest and other receivables	(26)	(45)
Inventories	(579)	122
Prepaid expenses and other current assets	163	48
Accounts payable	(439)	21
Accrued expenses	955	55
Deferred revenue	(52)	-
Other liability	330	-
Total adjustments	2,303	982
Net cash provided by operating activities	7,859	5,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(196)	(1,418)
Intangible assets	(8)	(2)
Purchases of investments	(500)	(1,200)
Proceeds from the sale of investments	15,155	2,639
Net cash paid in acquisition	(41,084)	-
Net cash provided by (used in) investing activities	(26,633)	19

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	442	380
Common stock purchased and retired	-	(439)
Tax benefit attributable to exercise of stock options	30	30
Proceeds from notes payable	26,934	-
Repayments of note payable	(3,682)	(302)
Payment of dividends	(1,705)	(1,707)
Net cash provided by (used in) financing activities	22,019	(2,037)

Effect of exchange rate changes on cash	(23)	(28)

NET INCREASE (DECREASE) IN CASH	3,222	3,441

CASH AT BEGINNING OF PERIOD	3,818	410

CASH AT END OF PERIOD	$7,040	$3,851

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,015	$2,055
Cash paid during the period for interest	636	19

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

(2)  Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
Finished goods	$2,465	$1,008
Work-in-process	936	757
Raw materials	1,562	1,332
Total	$4,963	$3,097

(3)  Stock-Based Compensation.  At September 30, 2011, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2011 and 2010, the Company recognized $24 and $19, respectively, in stock-based compensation cost.  In the nine months ended September 30, 2011 and 2010, the Company recognized $73 and $64, respectively, in stock-based compensation cost.

(4)  Comprehensive Income.  Comprehensive income for the third quarter (3Q) and first nine months (9M) of 2011 was $1,554 and $4,964, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of ($668) and ($585) in 3Q and 9M 2011, respectively, and unrealized holding gains (losses) of ($15) and ($7) in 3Q and 9M 2011, respectively.

(5)  Acquisition.  On March 18, 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  Femcare is best known for its leading global brand the Filshie Clip System – a female surgical contraception device (tubal ligation).  UTMD expects the business combination will provide diversification, expansion and integration benefits that each company separately did not have the opportunity to achieve.  UTMD anticipates that the acquisition will be accretive to financial performance in 2011 and beyond.

While UTMD used its best estimates and assumptions as a part of the $41 million purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, UTMD will record adjustments to the assets acquired and liabilities assumed with the corresponding offset to intangible assets.  Upon the conclusion of the measurement period or final determination of the values of assets or liabilities assumed, which ever comes first, any subsequent adjustments will be recorded to consolidated statements of operations. UTMD believes that the accounting of fixed assets is complete, but liabilities and intangible asset balances remain uncertain.  As of September 30, 2011, no adjustments have been made in the purchase price set on the closing date, or in the initial valuation of assets and liabilities and allocation of intangible assets.

A two-year $3.2 million escrow was set aside from the purchase price to back the warranties and representations of the sellers.  The purchase price allocation is currently as follows:

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

With respect to the assets acquired from Femcare, UTMD will amortize the patents and non-compete agreements over 10 and 5 years, respectively.  The remaining $38,537 in identifiable intangibles will be amortized over 15 years.  The $9,084 in deferred tax liability and goodwill results from the difference between the book basis and tax basis of the accumulated amortization of identifiable intangible assets.  The deferred tax liability will decline to zero over 15 years as the tax basis of the intangibles declines. The goodwill will not be amortized, but will be written down if and when the value becomes impaired.

The Company incurred $8 towards acquisition related expenses, all of which are categorized under General and Administrative expenses in the Consolidated Condensed Statements of Income for the three months ended September 30, 2011, and $293 for the nine months ended September 30, 2011.

(6)  Notes payable.  On March 17, 2011, UTMD obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase price of Femcare. On September 23, 2011, certain loan covenants were modified and clarified. The terms and conditions of the loan require UTMD to a) repay the loan in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.05 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above negative $20 million, plus 50% of cumulative net income after April 1, 2011, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less.  Based on the September 30, 2011 Leverage Ratio, the bank’s margin is now 2.00%.  UTMD is in compliance with all of the loan financial covenants at September 30, 2011.

On March 18, 2011, Femcare obtained an £8,000 ($12,934) loan from JP Morgan Chase, London, to help finance UTMD’s purchase of Femcare. Terms and conditions of the loan are the same as those listed above for the $14,000 U.S. loan.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at January 1, 2011. Femcare had an established reserve at the time of acquisition by UTMD, which is shown as an increase in the reserve in the table below.  The following table summarizes changes to UTMD’s warranty reserve during 9M 2011:

Beginning Balance, January 1, 2011	$0
Changes in Warranty Reserve during 9M 2011:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	-
Aggregate changes in reserve related to preexisting warranties	32
Ending Balance, September 30, 2011	$32

(8)  Investments.  As of September 30, 2011, the Company’s investments are in Citigroup (C) and General Electric (GE). Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	3Q 2011	3Q 2010
Balance, beginning of period	$(181)	$(224)
Realized loss from securities included in beginning balance	-	30
Gross unrealized holding gains (losses), in equity securities	(25)	6
Deferred income taxes on unrealized holding loss	10	(14)
Balance, end of period	$(196)	$(202)

(9)  Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurements and Disclosures to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of September 30, 2011:

		Fair Value Measurements Using
Description	Total Fair Value at 9/30/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Common stock	$58	$58	$0	$0

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

Analysis of Results of Operations

a)	Overview

On March 18, 2011, UTMD acquired Femcare (see note 5). The performance of Femcare after March 17 is included in 2011 financial results.

A summary of income statement measures for third quarter (3Q) and nine months (9M) 2011 compared to the same periods of 2010 follow:

	3Q 2011	3Q 2010	change	9M 2011	9M 2010	change
Net Sales	$10,784	$6,201	73.9%	$27,954	$18,912	47.8%
Gross Profit	6,518	3,336	95.4%	16,487	9,925	66.1%
Operating Income	3,539	2,257	56.8%	8,929	6,741	32.5%
Income Before Tax	3,274	2,289	43.1%	8,368	6,807	22.9%
Net Income	2,237	1,512	48.0%	5,556	4,505	23.3%
Earnings per Share	.614	.416	47.5%	1.526	1.237	23.4%

A comparison of profit margins for 3Q and 9M 2011 compared to the same periods of 2010 follow:

	3Q 2011	3Q 2010	9M 2011	9M 2010
Gross Profit Margin	60.4%	53.8%	59.0%	52.5%
Operating Profit Margin	32.8%	36.4%	31.9%	35.6%
Net Income Margin	20.7%	24.4%	19.9%	23.8%

The third quarter 2011 was the second full quarter where Femcare operating results were combined with UTMD results.  Femcare’s sales were 42% of total consolidated sales in 3Q 2011, and 33% in 9M 2011.

UTMD’s gross profit margin (GPM), gross profits divided by sales, was 6.6 percentage points higher in 3Q 2011 than in 3Q 2010, and 6.5 percentage points higher in 9M 2011 than in 9M 2010.  The GPM was higher due to the addition of Femcare product sales with higher average GPMs.

Operating profits were $3,539 and $8,929 in 3Q and 9M 2011 compared to $2,257 and $6,741 in 3Q and 9M 2010, respectively. Femcare acquisition transaction costs of $8 and $293 in 3Q and 9M 2011 were included in G&A expenses.  Despite the higher GPM, Operating Profit Margins were about four percentage points lower due to 1) the amortization of intangible assets that resulted from the Femcare acquisition, 2) acquisition expenses, and 3) higher Femcare operating expenses as a percentage of sales.

Income before Taxes (EBT) increased to $3,274 in 3Q 2011 from $2,289 in 3Q 2010, and to $8,368 in 9M 2011 from $6,807 in 9M 2010.  EBT included interest expense from borrowing to help finance the Femcare acquisition. Interest expense was $281 in 3Q 2011 and $635 in 9M 2011, compared to $6 in 3Q 2010 and $19 in 9M 2010.  The interest expense in 2010 was from a bank loan to UTMD Ltd in Ireland.

Net Income (income after provision for income taxes) was $2,237 in 3Q 2011 and $5,556 in 9M 2011 compared to $1,512 and $4,505 in the same periods of 2010.  Net Income Margins were down about four percentage points due to the additional operating expenses including amortization of intangible assets and interest expense related to the Femcare acquisition.  The effective consolidated income tax provision rate for 3Q 2011 including Femcare was 31.7% in 3Q 2011 compared to 34.0% in 3Q 2010, and 33.6% in 9M 2011 compared to 33.8% in 9M 2010.  The lower rate in 3Q 2011 was primarily related to the lower income tax rate in the UK compared to the U.S. for the portion of consolidated income generated in the UK.  For 9M 2011, the tax provision was about the same as in the prior year because the lower income tax rate in the UK was offset by the lack of deductibility of acquisition expenses, which were capitalized for income tax purposes.

3Q 2011 earnings per share (EPS) were $.614 compared to $.416 in 3Q 2010. 9M 2011 EPS were $1.526 compared to $1.237 in 9M 2010.  The most recent four calendar quarters’ EPS were $1.94.  EPS for calendar year 2010 were $1.65.  Management is currently projecting EPS for calendar year 2011 of at least $2.00, which was the upper end of management’s earlier projections.

The Company’s September 30, 2011 balance sheet changed substantially from December 31, 2010 due to the Femcare acquisition.  The September 30, 2011 balance sheet showed improvement compared to the post-acquisition March 31, 2011 balance sheet.  Key September 30, 2011 balance sheet changes compared to December 31, 2010 and March 31, 2011 follow:

	Change from	Change from
	12-31-10	3-31-11
Cash & investments	$(11,438)	$2
Receivables & inventory	3,729	316
Property and equipment – net	315	(417)
Goodwill	8,779	(242)
Other intangible assets – net	36,126	(2,305)
Total assets	37,820	(2,845)
Current portion of notes payable	5,255	(114)
Notes payable	17,627	(3,790)
Deferred tax liability	8,425	(570)
Total liabilities	35,246	(4,818)
Shareholders’ Equity	2,574	1,973

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

In the U.S. and UK, with the exception of certain third party group purchasing organization (GPO) agreements, UTMD directly accepts orders from and ships to end user clinical facilities under its Standard Terms and Conditions (T&C) of Sale. GPOs are bargaining agents, not customers. Except for an administrative fee, generally 3% of UTMD’s domestic sales to GPO members, the T&C of GPO agreements are not materially different from UTMD’s Standard T&C of Sale.

UTMD may have separate discounted pricing agreements with a clinical facility or group of facilities based on volume of purchases.  Pricing agreements with clinical facilities, or groups of facilities, are established (similar to GPO agreements) in advance of orders accepted or shipments made.  For existing customers, past actual shipment volumes determine the fixed price by part number for the next agreement period of one, two or three years.  For new customers, the customer’s best estimate of volume is accepted by UTMD for determining the ensuing fixed prices for the agreement period.  New customers typically have one-year agreements. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure above that the selling price is fixed prior to the acceptance of a specific customer order.

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

Consolidated total 3Q 2011 sales were up $4,583 (73.9%) and 9M 2011 sales were up $9,041 (47.8%) from the same respective periods in 2010. Excluding Femcare Group Ltd sales of $4,544 in 3Q 2011 and $9,223 in 9M 2011, sales were up 0.6% in 3Q 2011 and down 1.0% in 9M 2011 compared to the same periods of 2010. Comparing 3Q 2011 to 3Q 2010 global sales in product categories, blood pressure monitoring device/ component (BPM) sales were up 7%, neonatal device sales were up 5%, gynecology/ electrosurgery device sales were up 310% and obstetrics device sales were down 8%.  All of Femcare’s sales are included in the gynecology category.  For 9M 2011 compared to 9M 2010 global sales in product categories, BPM sales were up 7%, neonatal device sales were down 5%, gynecology/ electrosurgery device sales were up 201% and obstetrics device sales were down 2%.

International sales in 3Q 2011 and 9M 2011, respectively, were up 217% and 142%. With the addition of Femcare, international sales were 51% of total consolidated 3Q 2011 sales, and 49% of 9M 2011 sales compared to 28% in 3Q 2010 and 30% in 9M 2010.  UTMD Ireland 3Q 2011 shipments were down 7% in U.S. dollar (USD) terms and down 12% in Euro terms compared to the prior year. For 9M 2011, UTMD Ireland USD- and Euro-denominated trade shipments were down 7% and 13% respectively.

U.S. domestic sales were up 18% in 3Q 2011 and 7% in 9M 2011 compared to the same periods in 2010. Domestic direct sales of finished devices to U.S. end-users were 5% lower in both 3Q 2011 and 9M 2011 compared to the same periods in 2010, a continuation of the experience of lower hospital utilization rates of UTMD’s specialty devices. Domestic sales of OEM components to other companies were up 282% for 3Q 2011 and 145% for 9M 2011. Sales of Femcare’s Filshie Clip System components to Cooper Surgical Inc. accounted for the increase.

The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:

	3Q 2011	3Q 2010	9M 2011	9M 2010
Obstetrics	$1,459	$1,590	$4,426	$4,514
Gynecology/ Electrosurgery/ Urology	5,986	1,459	13,706	4,561
Neonatal	1,813	1,728	5,236	5,534
Blood Pressure Monitoring and Accessories*	1,526	1,424	4,586	4,304
Total:	$10,784	$6,201	$27,954	$18,912
*includes molded components sold to OEM customers.

International revenues by product category:

	3Q 2011	3Q 2010	9M 2011	9M 2010
Obstetrics	$182	$242	$654	$579
Gynecology/ Electrosurgery/ Urology	3,934	431	9,005	1,555
Neonatal	381	257	1,025	892
Blood Pressure Monitoring and Accessories*	1,028	816	3,108	2,662
Total:	$5,525	$1,745	$13,792	$5,688
*includes molded components sold to OEM customers.

For the remaining quarter of 2011, UTMD’s total sales will benefit in comparison to 4Q 2010 as a result of the addition of Femcare sales starting in March 2011. Management expects 4Q 2011 total sales may be about 8% lower than in 3Q 2011 due to uneven order patterns of international distributors and OEM customers, and the end of year holiday season, yielding about $38 million in consolidated global sales for the 2011 calendar year, which would represent a 50% increase over calendar year 2010.

c)  Gross Profit

UTMD’s average GPM, gross profits as a percentage of sales, was 60.4% and 59.0% in 3Q and 9M 2011, respectively, compared to 53.8% and 52.5% in 3Q and 9M 2010.  In 9M 2010, UTMD did not have the benefit of higher than average GPM on Femcare sales and experienced a lower GPM due to transition costs associated with consolidating UTMD’s Oregon subsidiary into its Midvale, Utah operations.

OEM sales are sales of UTMD components and subassemblies that are marketed by other companies as part of their product offerings.  UTMD utilizes OEM sales as a means to help optimize utilization of its capabilities established to satisfy its direct sales business.  Looking forward, UTMD plans for Femcare to become an OEM customer for its Utah and Ireland operations.  As a general rule, prices for OEM sales expressed as a multiple of direct variable manufacturing expenses are lower than for direct sales because, in the OEM and international (except in the UK and Australia) channels, UTMD’s international and OEM business partners incur significant expenses of sales and marketing.  Because of UTMD’s small size and period-to-period fluctuations in OEM business, fixed manufacturing overhead expenses cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.

d)  Operating Income

Operating Income is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M), product development (R&D) and general and administrative (G&A) expenses. Total operating expenses in 3Q 2011 were $1,901 higher than in 3Q 2010, and $4,374 higher in 9M 2011 than in 9M 2010.  Both increases were due to the addition of Femcare operating expenses as of March 18, 2011 and acquisition expenses.  Identifiable intangible asset amortization expense included in Femcare’s operating expenses was $651 in 3Q 2011 and $1,404 in 9M 2011.  Operating profit margin (OPM), operating income divided by sales, was 3.6 percentage points lower in 3Q 2011 than in 3Q 2010, and 3.7 points lower in 9M 2011 than in 9M 2010.  Despite a higher GPM, UTMD’s future OPM will be lower than prior to the acquisition of Femcare because of the amortization of identifiable intangible assets.  UTMD management targets a combined OPM of about 30% of consolidated sales looking forward.  This will include non-cash G&A expenses of about 6-7% of sales, depending on the foreign currency exchange rate of GBP to USD, from amortization of the identifiable intangible assets.

S&M expenses in 3Q 2011 were 7.6% of sales compared to 6.2% of sales in 3Q 2010, and 7.7% of sales in 9M 2011 compared to 6.1% of sales in 9M 2010.  The addition of Femcare’s S&M expenses selling direct in the UK and Australia caused the increases.  Looking forward, increasing direct sales in certain geographical regions will increase S&M expenses as a percentage of sales.

S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s products since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have third party group purchasing organization agreements in the U.S. and UK under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of videotapes and other instruction materials developed for the use of its products. UTMD provides customer support from offices in the U.S., UK and Australia by telephone, and employed representatives on a geographically dispersed basis, to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians. All inservice and training expenses are routinely expensed as they occur.  Except for the consulting services of independent practitioners, all of these services are allocated from fixed S&M overhead costs included in Operating Expenses.  Historically, marginal consulting costs have been immaterial to financial results, which is also UTMD’s expectation for the future.

R&D expenses in 3Q 2011 and 9M 2011 were 1.3% and 1.4% of sales, respectively, compared to 1.6% and 1.5% of sales in 3Q 2011 and 9M 2010.   Looking forward, UTMD expects its product development pipeline will be enhanced by the Femcare acquisition.

G&A expenses in 3Q 2011 were 18.7% of sales compared to 9.5% of sales in 3Q 2010, and 18.0% of sales in 9M 2011 compared to 9.2% of sales in 9M 2010.  The increase is due to the Femcare acquisition: 1) acquisition transaction expenses of $293 in 9M 2011, of which $266 are not tax deductible, 2) amortization of identifiable intangibles and 3) Femcare G&A expenses which have been higher than UTMD’s as a percentage of sales. In addition to litigation costs, G&A expenses include the cost of outside financial auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost. Option compensation expense in 3Q 2011 was $24 compared to $19 in 3Q 2010, and $73 in 9M 2011 compared to $64 in 9M 2010.  The difference was due to options awarded Femcare employees on March 18, 2011.

	3Q 2011	3Q 2010	9M 2011	9M 2010
S&M Expense	$822	$386	$2,147	$1,159
R&D Expense	138	101	386	292
G&A Expense	2,019	591	5,025	1,734
Total Operating Expenses:	$2,979	$1,078	$7,558	$3,184

e)  Non-operating income/expense

Non-operating expense in 3Q 2011 was $265 compared to non-operating income of $31 in 3Q 2010.  Non-operating expense was $561 in 9M 2011 compared to non-operating income of $66 in 9M 2010.  The change from income to expense was due to interest expense on bank loans required to help finance the Femcare acquisition.  3Q 2011 and 9M 2011 interest expense on U.S. and UK loans (which did not exist in 2010) was $276 and $618 respectively.  Femcare Group Ltd borrowed £8,000 ($12,934) and UTMD Inc borrowed $14,000 from JP Morgan Chase to help fund the acquisition. The balance on those loans as of September 30, 2011 was £7,200 ($11,249) and $12,000, respectively.  Interest expense on UTMD (Ireland) Ltd’s bank loan was $5 and $16 in 3Q 2011 and 9M 2011 respectively, compared to $6 and $19 in the same periods in 2010.  The Ireland loan balance was 563 Euro ($757) on September 30, 2011.  Using cash generated from operations, UTMD expects to be able to repay all of its bank debt within the next four years.

f)  Income Before Income Taxes

Consolidated 3Q 2011 income before tax (EBT) was $3,274 compared to $2,289 in 3Q 2010.  Consolidated EBT in 9M 2011 was $8,368 compared to $6,807 in 9M 2010.  Utah Medical Products, Inc.’s (U.S.) portion of consolidated EBT was $2,099 and $6,090 in 3Q and 9M 2011, respectively, compared to $2,240 and $6,560 in 3Q and 9M 2010.  The foreign subsidiaries’ (Femcare Group Ltd and UTMD Ltd - Ireland) portion of consolidated EBT was $1,175 and $2,279 in 3Q and 9M 2011, respectively, compared to $48 and $247 in 3Q and 9M 2010.

g)  Net Income and Earnings per Share

UTMD’s net income increased to $2,237 in 3Q 2011 from $1,512 in 3Q 2010, and to $5,556 in 9M 2011 from $4,505 in 9M 2010.  The effective consolidated income tax provision rates in 3Q and 9M 2011 were 31.7% and 33.6% of EBT, respectively, compared to 34.0% and 33.8% in 3Q and 9M 2010. As of April 1, 2011, the UK corporate income tax rate was reduced to 26% for the remainder of 2011 from 28% for 1Q 2011.  The effective income tax rate for Femcare Australia is 30%.  Except for the one-time acquisition expenses of the legal costs of structuring, negotiating terms and otherwise facilitating the transaction, which were capitalized for income tax purposes, the addition of Femcare Group Ltd will reduce UTMD’s consolidated average income tax provision, as long as it doesn’t repatriate profits generated outside the U.S., which it does not intend to do for the indefinite future.

UTMD’s net income divided by weighted average outstanding shares, diluted for unexercised employee and director options, provides earnings per share (EPS) for the applicable reporting periods as follows:

	3Q 2011	3Q 2010	9M 2011	9M 2010
Earnings Per Share (EPS)	$.614	$.416	$1.526	$1.237
Shares (000), Diluted	3,644	3,631	3,642	3,643

The Company did not repurchase any of its shares in the open market in 3Q 2011. UTMD last repurchased shares in third quarter 2010.  Exercises of employee options added 3,300 and 19,200 shares in 3Q and 9M 2011, respectively.  Options outstanding at September 30, 2011 were about 258,100 shares at an average exercise price of $25.30 per share.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period.  The dilution calculation added 7,400 and 13,400 shares to actual weighted average shares outstanding in 3Q and 9M 2011 respectively, compared to 14,800 and 21,200 in 3Q and 9M 2010.  The decrease in dilution is due to a lower average market price of UTMD shares during 9M 2011.  Actual outstanding common shares as of the end of 3Q 2011 were 3,638,100 compared to 3,614,900 at the end of 3Q 2010.

h)  Return on Equity

Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Annualized ROE (after payment of dividends) for 9M 2011 was 10% compared to 7% for 9M 2010.  ROE prior to payment of dividends was 19% in 9M 2011 and 15% in 9M 2010.

Liquidity and Capital Resources

i)  Cash flows

Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses along with changes in working capital totaled $7,859 in 9M 2011 compared to $5,487 in 9M 2010.  The most significant differences in the two periods were a net income increase of $1,051 and a $1,391 benefit to cash from increased amortization.

The Company’s payment of $41,084 to acquire Femcare was the most significant use of cash in 9M 2011.  UTMD liquidated a net of $14,655 of investments to help finance the acquisition.  Capital expenditures for property and equipment were $196 in 9M 2011 compared to $1,418 in 9M 2010 during which time UTMD invested in expanding its Utah facility to consolidate the Oregon molding operations.  The Company borrowed $26,934 in 9M 2011 to help finance the purchase of Femcare.

In 9M 2011, UTMD received $442 and issued 19,237 shares of stock upon the exercise of employee stock options.  Option exercises in 9M 2011 were at an average price of $22.96 per share.  In comparison, the Company received $380 from issuing 20,826 shares of stock on the exercise of employee stock options in 9M 2010, net of 1,769 shares retired upon employees trading those shares in payment of the option exercise price.  UTMD did not repurchase any of its own shares in the open market during 9M 2011.  The Company repurchased 17,570 shares of its own stock in the open market at a cost of $439 during 9M 2010.

UTMD repaid $3,682 on its notes payable during 9M 2011, compared to $302 during 9M 2010, and paid $1,705 in dividends in 9M 2011, compared to $1,707 in 9M 2010.  All of UTMD’s notes payable are scheduled to be repaid by April, 2016.

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

j)  Assets and Liabilities

September 30, 2011 total assets nearly doubled from December 31, 2010 because of the Femcare acquisition, increasing from $41,238 to $79,059. Identifiable intangible assets of $38,796 acquired in the Femcare acquisition was the major portion of the increase.  The Femcare identifiable intangible assets balance as of September 30, 2011 was $36,138. In addition, goodwill increased $9,084 from the tax difference associated with the amortization of the identifiable intangible assets over their useful lives. Due to currency exchange rate differences, the unimpaired Femcare goodwill at September 30, 2011 was $8,779.  Total expense from amortization of intangibles was $1,424 in 9M 2011.  For reference, amortization expense was $33 in 9M 2010.  At September 30, 2011, net intangible assets  were 66% of total assets compared to 18% at year-end 2010.

September 30, 2011 cash and investments decreased $11,438 from December 31, 2010 because of the use of $14,150 in the Femcare acquisition.  Receivables, inventories and other current assets increased $1,863, $1,866 and $309, respectively, during the first nine months of 2011, due to the addition of Femcare’s tangible assets. Inventory and receivables balances were within management’s current asset productivity targets.

Working capital (current assets minus current liabilities) was $7,249 at September 30, 2011, a $15,990 decrease from $23,239 at 2010 year-end.  Current liabilities increased $8,591, including a $5,255 increase in the current portion of notes payable, as a result of new borrowing to finance the Femcare acquisition.   Accounts payable increased $1,303 and accrued expenses went up $2,033, again due to the addition of Femcare.  Primarily as a result of the use of UTMD’s excess cash and investment balances to help finance the Femcare acquisition, UTMD’s current ratio decreased to 1.7 on September 30, 2011 from 13.2 at year-end 2010. The current ratio was 10.5 one year earlier on September 30, 2010. UTMD believes its working capital is sufficient to meet normal operating needs.

Net property and equipment increased $315 in 9M 2011 from the addition of Femcare P&E.  Depreciation of $536 exceeded capital expenditures of $196.

UTMD’s notes payable at September 30, 2011 were 1) $12,000 to Chase in the U.S., of which $9,200 is long term (i.e., not included in current liabilities), 2) $11,249 (£7,200) to JP Morgan Chase in the U.K., of which $8,749 is long term, and 3) $757 (€563) to Bank of Ireland, of which $587 is long term.  The September 30, 2011 Ireland note payable balance has declined €285 during 2011. The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $8,425 at September 30, 2011.  Reduction of the deferred tax liability occurs as the book/tax difference is eliminated over 15 years as the identifiable intangible assets are amortized. The Femcare acquisition also added $460 to other long term liabilities. Due to the impact of the Femcare acquisition, UTMD’s total debt ratio (total liabilities/ total assets) as of September 30, 2011 increased to 49% from 8% on December 31, 2010.  UTMD’s total debt ratio on March 31, 2011, the first calendar quarter end after the acquisition, was 53%.

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

After nine months’ experience, UTMD’s actual performance is consistent with achieving its previously stated objectives for 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR) and in England denominated in the British Pound (GBP).  UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP and the Australian Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7439, .7550 and .7348 EUR per USD as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  Exchange rates were .6401 GBP per USD and 1.0261 AUD per USD on September 30, 2011.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable and by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
While the debt will help positively leverage financial performance if UTMD maintains future performance consistent with 3Q and 9M 2011 performance, it could also negatively leverage financial performance if the Company is unable to maintain sales volume and profit margins in a competitive worldwide market for its medical devices.

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

UTMD did not purchase any of its own securities during 3Q 2011.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/7/11	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/7/11	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer