Form 10-K
period 2011-12-31
UTAH MEDICAL PRODUCTS INC
filed 2012-03-12
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2011, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $84,440,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 8, 2012, common shares outstanding were 3,656,000.

DOCUMENTS INCORPORATED BY REFERENCE.  The Company’s definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Item 10, 11, 12, 13 and 14 of this Form 10-K.

PART I

ITEM 1 – BUSINESS

Currency amounts throughout this report are in thousands except per-share amounts and where noted.

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
b)	relationships with other medical companies that have the resources to effectively distribute and support the Company's products.

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

UTMD’s products are sold directly to end users in the U.S. domestic market by the Company’s own direct sales representatives and independent manufacturers’ representatives. In addition, some of UTMD’s products are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers. Internationally, products are sold directly to end users in the UK and Australia, and through other medical device companies and through independent medical products distributors in many other countries. UTMD has representation in all major developed countries as well as many underdeveloped countries through several hundred distributors, 148 of which purchased at least five thousand dollars in UTMD medical devices during 2011.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $112,177 in the form of share repurchases, and an additional $27,923 in the form of cash dividends, to its public shareholders.

Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed in 1995 to better serve UTMD’s international customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  On March 18, 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  Femcare is best known for its leading global gyn brand, the Filshie Clip System, a female surgical contraception device (tubal ligation).  The addition of Femcare provides product and distribution channel diversification and expansion.  Sales of the products, or derivatives of the products, from the four acquisitions noted above, comprised 61% of UTMD’s consolidated 2011 sales.

UTMD's corporate headquarters are located at 7043 South 300 West, Midvale, Utah 84047 USA.  The corporate office telephone number is 01 (801) 566-1200.  Ireland operations are located at Athlone Business and Technology Park, Athlone, County Westmeath, Ireland.  The Ireland telephone number is 353 (90) 647-3932.  Femcare’s UK headquarters are located at Stuart Court, Spursholt Place, Salisbury Road, Romsey, Hampshire, UK.  The UK phone number is 44 (179) 452-5100.

PRODUCTS

More complete descriptions including part numbers and pictures of UTMD’s devices can be conveniently obtained at www.utahmed.com and www.femcare-nikomed.co.uk.

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

To assist the physician in controlling the effectiveness of administration of oxytocin and monitoring effects of amnioinfusion, contraction intensities, uterine resting tones and peak contraction pressures are closely monitored through the use of an invasive intrauterine pressure catheter system.  In addition, to help identify the possible onset of fetal hypoxia, correlation of the changes in fetal heart rate (FHR) relative to the frequency and duration of contractions are often electronically monitored.  UTMD’s intrauterine pressure (IUP) catheters provide for clinician choices from a traditional fluid-filled system to INTRAN® PLUS, for over twenty years the most widely accepted transducer-tipped system.  In addition, adjunct FHR electrodes, leg plates, toco belts and chart paper are provided by UTMD to complete a package of fetal monitoring supplies.  UTMD’s IUP catheters include:

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

Vacuum-Assisted Delivery Systems (VAD).
UTMD’s VAD Systems include CMI® patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries.  UTMD’s patented soft silicone cup is a bell-shaped cup design that should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated.  Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention.  Although there are risks associated with vaginal operative deliveries which may currently represent 4-6% of all U.S. hospital births, the procedures are generally regarded as safer long term for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations.  UTMD estimates that the VAD operative approach is used for about 3-5% of all U.S. births, with forceps as the alternative.  UTMD’s patented bell-shaped soft silicone TENDER TOUCH® cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System (MAUDE) which reports specific names of products used in hospitals.

Other Obstetrical Tools.
AROM-COT™ is a finger cover with a patented prong design to rupture maternal membranes with less patient pain and anxiety.  MUC-X is an aspiration device used immediately after birth to clear neonatal respiratory passages and reduce exposure to potential infections.  CORDGUARD® is a product which unifies the multiple steps of clamping the neonate’s cord close to the umbilicus, severing the cord without splattering blood, drawing a clean cord blood sample, and assisting in the removal of the placenta.  CORDGUARD’s sharpless, closed system reduces the risk of exposure to potentially infected blood, and consequently reduces the high cost of exposure treatment under OSHA and CDC guidelines.  In addition, CORDGUARD facilitates obtaining neonatal blood that is otherwise hard to obtain safely and cleanly.  BT-Cath® is a uterine balloon tamponade catheter for controlling severe postpartum hemorrhage.  Its benefits include the ease of rapid deployment and ability to monitor further bleeding after the tamponade has been placed.  Abcorp toco belts and straps for fetal monitoring by an external tocodynamometer are provided in latex-free form in several configurations.

Neonatal Intensive Care:
DISPOSA-HOOD™
The DISPOSA-HOOD is an infant respiratory hood that is used in the NICU to administer oxygen to neonates and flush CO2 (carbon dioxide) while maintaining a neutral thermal environment (NTE) critical to proper physiologic responses.  The DISPOSA-HOOD, placed over the infant's head, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head.  The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head and provides optimum flows for elimination of CO2 by ventilation. DISPOSA-HOOD, in contrast to an incubator, allows for excellent access to and visualization of the underdeveloped infant.  Because it is a disposable product, it also prevents cross-contamination. Less invasive and constraining than nasal cannulae, Disposa-Hood avoids potential damage to fragile premature neonatal nasal/orotracheal tissues and maintains a NTE.

DELTRAN® PLUS
UTMD’s DELTRAN blood pressure monitoring system has been adapted specifically for use in the NICU.  The streamlined version eliminates needles used for blood sampling, avoids the loss of scarce neonatal blood volume and provides a closed system that reduces the risk of infection.  The system features excellent visualization of clearing volume, and one-handed use.  In 2011, UTMD continued its customization of Deltran kits for specific hospital applications.

GESCO®
In the third quarter of 1998, UTMD acquired the neonatal product line of Gesco International.  GESCO, best known for optimally biocompatible silicone catheters, gained an early distinctive reputation for its focus on the special developmental needs of tiny, critically-ill babies.

A class of catheters called umbilical vessel catheters (UVCs) are specially designed for administering vital medications and fluids immediately following birth through the infant’s umbilical vessel into the inferior vena cava.  Because of the neonate’s small size and lack of vascular development, there is no better access to vital organs.  The catheters are also called umbilical artery catheters (UACs) when placed in one of the umbilical arteries to measure blood pressure or monitor metabolic processes through blood analysis.  In developing its UMBILI-CATH™ product line, Gesco pioneered the use of soft, biocompatible silicone catheters, helping to reduce the number of insertions required as well as other complications associated with invasive applications.  UTMD has expanded the UVC product line to include catheters made from a proprietary thermosensitive polyurethane (Tecoflex®) that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for ease of insertion. In addition, GESCO provides a convenient catheterization procedure tray of implements and supplies necessary to place UVC catheters, as well as perform other similar procedures.

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

In 2000, UTMD gained FDA premarketing clearance of a PICC family of products specifically designed to minimize trauma to the critically ill neonate, named PICC-NATE®.  The PICC-Nate product line was designed with the input of experienced neonatal nurse practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling.  The soft, strong silicone PICC-Nate comes in two diameter sizes and two hub configurations.  In early 2003, UTMD added a Tecoflex polyurethane version that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion.

In 2006, UTMD developed a unique enteral feeding-only extension set named NUTRI-LOK® that addresses important safety risks in the NICU – inadvertent connections with IV lines and inadvertent disconnections of components of the system spanning the dispensing container through the infusion catheter.  NUTRI-LOK was launched to the market in January 2007.  In October 2007, UTMD added dispensing syringes with interlocking connectors to its NUTRI-CATH/NUTRI-LOK family of enteral feeding devices.  In 2008, UTMD expanded the NUTRI-LOK system with specialty extension sets for GI tubes and for continuous connection to a fluid pump. In 2009, UTMD added a Kangaroo bag for larger feeds along with other NUTRI-LOK accessories.  In 2011, UTMD added variations in adapters and extension sets used with NUTRI-CATH.

In 2006, UTMD completed the replacement of all DEHP plasticizer PVC materials in its Gesco product line that may come in contact with neonatal patients, addressing another evolving safety concern related specifically to the possible maldevelopment of male neonates.

Other GESCO specialty products include a disposable peritoneal dialysis (PD) set that is a pre-assembled, sterile, closed system, called DIALY-NATE®,  PD is an ideal method to aid compromised renal function in a neonate because critically-ill pediatric patients may not have sufficient blood volume to support hemodialysis. DIALY-NATE is provided in a form that allows timely PD implementation.  In 2008, UTMD added a DIALY-NATE version that can be used with a variety of fluid warming systems.  In 2010, UTMD introduced a bifurcated system that allows for higher volume manual PD applications.  Other specialty NICU devices include a patented silicone oral protection device used to prevent palatal soft tissue injury by orotracheal tubes, called PALA-NATE®; a pre-assembled, closed urinary drainage system, called URI-CATH®, which reduces risk of infection and valuable nursing time, and a lumbar sampling kit with a tiny, specially-beveled needle for obtaining cerebral spinal fluid samples, called MYELO-NATE®.

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

In 2012, UTMD expects to continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most developmentally-friendly NICU specialty products in the medical device industry.

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

FINESSE® Generator; Specialty Loop, Ball, and Needle Electrodes; FILTRESSE® Evacuator; Other Specialty Electrodes; Other UTMD Supplies and Gynecologic Tools; Femcare Trochars and Cannulae; and Femcare Laparoscopic Instruments and accessories.

UTMD has FDA clearance to market its electrosurgical system and tools for use in general surgery applications, including dermatology, plastic surgery and otolaryngology.  In 2002, UTMD introduced a product line of ultra-fine tipped microdissection needles, called OptiMicro™ Needles.  These electrosurgical needles are particularly useful in small-scale plastic and reconstructive surgery applications.  In 2009, UTMD added extended length OptiMicro needle versions useful in certain head and neck procedures. FILTRESSE is a stand-alone surgical smoke filtration system that combines high filtration efficiency, low cost and convenient use in a surgical office setting. Other electrosurgery tools and accessories include disposable electrosurgical pens, dispersive pads, footswitches, filter packs, speculums, retractors, forceps, tenacula and hooks.  UTMD acquired the distribution rights to a unique reusable four-way expander system which facilitates access to, and visualization of, the cervix, eliminating the need for less effective specula and lateral retractors.  In 2007, UTMD developed OptiSpec®, a patented ultra-bright light for cervical visualization without physician distraction during exams, pap smears and other vaginal procedures requiring direct cervical visualization without the use of a colposcope. In 2009, UTMD entered into a distribution agreement for the CompuMed anesthesia injection system for providing computer-controlled, accurate, and pain-free injection of Lidocaine in LETZ procedures.  In 2011, UTMD acquired Femcare’s single patient use trochars and cannulae available in shielded, bladeless, optical bladeless, blunt and thoracic designs.  In addition, UTMD acquired Femcare’s laparoscopic instrument range and accessories which includes instruments suitable for all routine laparoscopic procedures requiring dissection, cutting, grasping and coagulation, e.g., monopolar scissors, various grasping forceps, dissecting forceps, L and J hooks, spatulae, Verres needles, suction and irrigation tubing, insufflation tubing and connectors, pressure infusor bags and control valves.

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

FILSHIE CLIP System
UTMD acquired the The Filshie Clip System as part of its acquisition of Femcare in March 2011. Sales of Filshie Clips, applicators and accessories currently represent over 80% of Femcare's total sales. The Filshie Clip is a female surgical contraception device used for tubal ligation, i.e., placed on the fallopian tubes, generally laparoscopically but also post partum during a C-Section procedure. The Filshie Clip, in use for over 30 years, is as effective as the newest occlusive devices and much more effective than the more traditional tubal ligation sterilization approaches, is as easy or easier to place as any of the traditional techniques and much easier than the newer hysteroscopic devices, is safer than electrocautery and the newer hysteroscopic devices when placed by less than well-trained and skilled clinicians, and has a substantially higher probability of reversibility when compared to all of the other approaches for women who later decide they may like to get pregnant.

There are several tubal ligation methods with varying degrees of effectiveness, safety and opportunity to be reversed.  The traditional tubal ligation approach, informally known as “getting one’s tubes tied”, is a form of female sterilization in which the fallopian tubes are severed and sealed, permanently occluded or pinched shut.  If the sterilization procedure is carried out at post-partum, the Pomeroy technique is often adopted. During this procedure a small loop of the fallopian tube is tied with a suture and the top section removed by cutting. A traditional method for interval sterilization is with the use of Bipolar Cautery (electrocautery). With this method, a current flows between the tips of forceps when applied to the fallopian tube. This current then “burns” a portion of the fallopian tube shut. Although these common methods are relatively easy to perform, the “failure rate” of these methods, defined as the percentage of patients having undergone the procedure who subsequently get pregnant, has been reported to be about 3%. The Filshie Clip, which can be used at either interval or post-partum, is at least as easy to use and has a failure rate an order of magnitude less than Bipolar Cautery and the Pomeroy technique.

Apart from Bipolar Cautery and the Pomeroy technique, other mechanical devices are the Falope Ring (or Yoon Ring) and the Hulka Clip. Both these older methods have a higher failure rate than the Filshie Clip, are associated with more post-operative pain and have generally been abandoned in favor of other sterilization techniques. Sterilization carried out with the Falope Ring also reduces the chances of a successful reversal being carried out.

In more recent years, hysteroscopic sterilization has been introduced. Initially there was the ESSURE device, and more recently the ADIANA. Both these devices are inserted transvaginally, and are considered to be permanent implants.  Although similar to the Filshie Clip in their effectiveness as measured after successful application, they take some time after placement to become effective, require an additional later procedure to confirm the tubes are blocked, are not reversible allowing later pregnancy and require more clinical skill to apply correctly. Thus greater physician training and skill is required to successfully complete the procedure.  These devices may also preclude a patient from receiving later electrosurgical procedures, for example ablation to address abnormal uterine bleeding, unless they are first surgically removed.

The U.S. FDA released the Filshie Clip for marketing in 1996 after a Femcare PMA submission.  Now the Filshie Clip is effectively marketed in the U.S. through an exclusive distribution agreement with Cooper Surgical, Inc.  Filshie Clip sales to Cooper Surgical for use in the U.S. are presently about 20% of total annual Femcare sales.  Outside the U.S., the Filshie Clip has numerous regulatory approvals and is sold directly by Femcare to clinicians in the U.K. and Australia, and through specialty distributors in other countries.

PATHFINDER PLUS™
PATHFINDER PLUS is a proprietary endoscopic irrigation device that allows a uro/gyn surgeon to precisely irrigate, clearing the visual field, with the same hand that controls the endoscope, eliminating the need for a separate assistant to irrigate without visualization.  An example of a procedure where Pathfinder has found success is ureteroscopic stone ablation.

LAWRENCE ADD-A-CATH
The Lawrence Add-a-Cath is a proprietary Femcare device designed for easy suprapubic introduction of a catheter for bladder drainage.  Suprapubic catheterization is generally well-recognized as a drainage method with fewer complications than with urethal catheterization.  Previous to UTMD’s acquisition of Femcare, it was distributed in the U.S. through an OEM customer.

HOLMIUM LASER FIBRES
As part of its urology product line, Femcare distributes reusable and single patient use laser energy delivery devices which can dependably transmit both the Holmium and Nd:YAG wavelengths.

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

TVUS/HSG-Cath™
In order to further assess persistent abnormal or dysfunctional uterine bleeding and other suspected abnormalities of the uterus, or as a next step after endometrial tissue sampling with an EndoCurette, gynecologists are increasingly utilizing transvaginal ultrasound imaging of the uterus.  UTMD’s TVUS/HSG-Cath was designed and released for marketing in 2007 to provide effective cervical occlusion that allows distention of the uterus to differentiate anterior and posterior endometrium, among other irregularities, together with minimal visual obstruction of the uterus near the internal os.  In addition, the TVUS/HSG-Cath may be used in hysterosalpingography radiographic procedures to assess the patency of fallopian tubes.  A related device acquired in 2011 is Femcare’s Spackman Style uterine cannula designed for the manipulation of the uterus and injection of fluid to test the patency of the fallopian tubes.

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

MARKETING and COMPETITION

UTMD divides its sales into three distribution categories: 1) “domestic direct sales” which are sales to U.S. end user customers directly from UTMD or through medical supply distributors, 2) “domestic OEM sales” which are finished device or component sales to other companies in the U.S. where products are resold as part of another company’s product offerings and 3) “international sales” which are finished device and component sales to entities outside the U.S.  Outside the U.S., because of the substantial use of third party distributors, UTMD cannot distinguish between “direct” and “OEM” sales channels.

1)  Domestic direct sales.
For domestic direct sales, which in 2011 represented 40% of total consolidated worldwide sales, marketing efforts are complex and fragmented.  UTMD’s marketing focus is with clinicians who take responsibility for obtaining optimal patient care outcomes, primarily through clinical meetings and trade shows.  In competitive bidding processes, UTMD works primarily with administrators who are responsible for hospital purchasing decisions.

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

2)  Domestic OEM sales.
In 2011, UTMD sold components and finished devices to 125 other companies in the U.S., representing about 9% of consolidated total sales.  UTMD acquired Cooper Surgical, Inc. (Cooper) as its largest domestic OEM customer in 2011 through the acquisition of Femcare.  Sales to Cooper were 65% of domestic OEM sales and 6% of consolidated total sales.  Cooper purchases the Filshie Clip System for distribution within the U.S.

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

3)  International sales.
Prior to 2011,with only a few exceptions, UTMD’s international sales were to other companies and distributors, not to clinical users.  After the acquisition of Femcare in March 2011, UTMD’s international sales represent a majority of consolidated total sales. UTMD’s third party representatives in other countries outside the U.S. increased from about 300 in 2010 to about 400 in 2011. Ten percent of these distributors represented 80% of UTMD’s 2011 indirect international sales.  UTMD now has the capability of utilizing Femcare’s resources to sell its products (excluding Femcare’s) directly in the UK. Because of an expanded distributor network and the fact that UTMD in 2012 will convert previous distributor sales to end user sales in the UK and Ireland, UTMD expects that international sales will continue to grow more rapidly than its domestic sales.

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

In addition, the longer term overall cost of care will continue to increase, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace as a result of unnecessary regulatory and other purely administrative burdens, as well as a new excise tax burden levied under the 2010 Patient Protection and Affordable Care Act.  The length of time and number of administrative steps required in evaluating new products for use in hospitals has grown substantially in recent years.  As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for existing products.  UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company’s approach or demand too great a financial or administrative burden.

In the U.S. and UK, UTMD sells its products through its own directly employed sales force and through selective independent manufacturer representatives.  In 2012, UTMD will begin selling through its own directly employed representatives in Ireland.  The direct representatives concentrate on applications for UTMD products where customer training and support may be important.  As of February 2012, the direct sales force is comprised both of “outside” representatives operating remotely in specific geographic areas, and “inside” representatives who operate primarily by telephone from corporate offices.  Direct representatives are trained to understand the medical procedures being performed within UTMD’s clinical focus.  Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with solutions to clinical problems.  In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs.

When hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors currently comprise about 10% of total domestic direct sales.  In contrast, fifteen years ago, national distributors and independent stocking distributors in the U.S. represented more than 65% of UTMD’s direct domestic Ob/Gyn and Neonatal products business.

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

Additionally, UTMD sells component parts to other companies for use with their product lines.  This OEM distribution channel effort is simply maximizing utilization of manufacturing capabilities that are otherwise needed for UTMD's primary business, and, except in the case of distribution of the Filshie Clip System in the U.S. by Cooper Surgical, Inc., does not compete with or dilute UTMD’s direct distribution and marketing programs.

Internationally, the Company sells its products through over 400 regional distributors and OEMs (other medical device manufacturers and/or distributors) in addition to its own direct representatives in the UK and Ireland.  The international business outside the UK and Ireland is driven by the initiative and resourcefulness of those many independent distributors.  UTMD’s Internet website www.utahmed.com is a frequent conduit for international customer inquiries.

NEW PRODUCT DEVELOPMENT

New product development has been a key ingredient to UTMD’s market identity.  Product development takes three interrelated forms: 1) improvements, enhancements and extensions of current product lines in response to clinical needs or clinician requests, 2) introduction of new or augmented devices that represent a significant improvement in safety, effectiveness and/or cost of care, and 3) acquisitions of products or technology from others.  Manufacturing process development is an equally important aspect that cannot be separated from the successful design and development of new devices.

Because of UTMD’s reputation as a focused product developer, its financial strength and its established clinician user base, it enjoys a substantial inflow of new product development ideas. Internal development, joint development, product acquisitions and licensing arrangements are all included as viable options in the investigation of opportunities. Only a small percentage of ideas survive feasibility screening. For internal development purposes, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team. The team’s objective is to have a clinically acceptable, manufacturable and regulatory-released product ready for marketing by a specific date. Approximately ten projects on the average, depending on the level of resources required, are underway at UTMD at any given time. More than 50% of assigned projects do not succeed in attaining a product that meets all of the Company’s criteria. In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition. Once a product is developed, tooled, fully tested and cleared for marketing by the applicable regulatory entity(ies) in the U.S. and/or other countries, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution, or not having access to users because of limitations in marketing and distribution resources or exclusionary contracts of GPOs.

UTMD’s current product development projects are in four areas of focus: 1) augmentation of Femcare devices acquired in 2011, 2) neonatal intensive care, 3) specialized procedures for the assessment and treatment of cervical/uterine disease, and 4) labor and delivery procedures.  Internal product development expenses are expected to be in the range of 1-2% of sales in 2012.

EMPLOYEES

At December 31, 2011, the Company had 176 employees, and an additional eleven subcontract employees in Utah.  The subcontract employees represent UTMD’s desire to provide handicapped persons additional work opportunities, hired through the Utah state-supported Work Activity Center.  The average tenure at UTMD of employees in the U.S. and Ireland is over twelve years, which conveys an important benefit due to the level of training required to produce consistently high quality medical devices.  The Company's continued success will depend to a large extent upon its ability to retain skilled and experienced employees.  No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which reliable, creative and high achieving people wish to work.

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

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company owns or exclusively licenses twenty unexpired patents, has four patents pending and is the licensee of certain other technology.  There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns thirty registered trademarks which have achieved significant brand recognition.  The Company believes that its trademarks and tradenames, many of which have become well known in the global medical community through decades of successful use of the associated medical devices, have substantially more intangible value than its patents.

The ability of the Company to achieve commercial success depends in part on the protection afforded by its patents and trademarks.  However, UTMD believes that the protections afforded by patents and trademarks are less important  to  UTMD’s business, taken as a whole,  than a medical device’s incremental clinical utility, which may be dominated by a number of other factors including relative cost, ease of use, ease of training/adoption, perceived clinical value of different design features, risk of use in applicable procedures, the reliability of achieving a desired outcome in the hands of different users and market access to potential users.  In cases where competitors introduce products that may infringe on UTMD’s technology or trademarks, the Company has an obligation to its shareholders to defend its intangible property to the extent that it can afford to do so, and that it is material to the Company’s success.  The Company must also defend itself when competitors allege that UTMD may be infringing their technology.

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2011, ongoing royalties included in cost of goods sold were $210.  Other royalties have been previously paid as a lump sum, or were incorporated into the price of acquisitions or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  UTMD’s future financial performance may also depend on the marketing ability of other companies that license UTMD’s technology.  During 2011 the Company received $71 in royalty income, following none in the prior two years.

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

Except for the Filshie Clip System, all of UTMD’s present products are unclassified, Class I or Class II devices.  The Filshie Clip System is a Class III device which has more stringent regulatory controls. The Company is in compliance with all applicable U.S. regulatory standards including CFR Part 820, the FDA Quality System Regulation (QSR) effective in 1997, also known as cGMPs (current good manufacturing practices).   The Company’s most recent FDA inspection was in March 2010, which did not result in the issuance of any FDA-483 observations.

In 1994, UTMD received certification of its quality system under the ISO9001/EN46001 standards (“ISO” stands for “International Organization of Standardization”) which it maintained until December 2003.  In October 2003, UTMD’s Utah facility was certified under the more stringent ISO13485 standard for medical devices. UTMD’s Ireland facility was certified under the concomitant ISO13488 standard.  In July 2006, both facility ISO certifications were upgraded to the even more stringent ISO13485:2003 standards, which continue to be maintained.  UTMD’s Femcare facility in the UK is also certified under ISO13485:2003. UTMD remains on a continuous periodic audit schedule by its independent notified body in order to stay current with international regulatory standards, and retain its certifications. UTMD has received CE Mark certifications (demonstrates proof of compliance with the European Community’s ISO standards) for essentially all of its products. The U.S. FDA QSR was developed in harmony with the ISO standards.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Most of the components which the Company purchases from various vendors are readily available from a number of sources.  That notwithstanding, the Company maintains safety stocks that anticipate the time required to source and qualify new vendors.  Alternative sourcing of various components is continually underway.  Vendors are qualified by Corporate Quality Assurance. In the few cases where the Company has a sole source, it either maintains or has agreement with the supplier to maintain excess safety stocks that would cover the time required to develop and qualify a new source. The Company has a vendor quality monitoring program that includes routinely checking incoming material for conformance to specifications, as required per written procedures.

EXPORTS

UTMD regards the international marketplace as the most important element of its growth strategy.  UTMD is keenly aware that not only are international markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used.  The Company operates two international facilities, in Romsey, Hampshire, England, and in Athlone, County Westmeath, Ireland.  These facilities offer a number of advantages: 1) from a marketing point of view, better response to Europe, Middle East, and Africa customers, including a better understanding of customer needs, less costly distribution and, in the EU, duty-free access to 500 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity for existing U.S. facilities.

Total revenues from customers outside the U.S. in 2011 were $19,007 (50% of total sales), compared to $7,690 (31% of total sales) in 2010 and $7,291 (28% of total sales) in 2009.  Exports from the U.S. to international customers were $5,387 in 2011, $4,576 in 2010 and $4,150 in 2009.  Exports represented 28%, 60% and 57% of total UTMD international sales in 2011, 2010 and 2009, respectively.

For sales by international geographic area, please see notes 1 and 11 to the Consolidated Financial Statements.

BACKLOG

“Backlog” is defined as orders received and accepted by UTMD which have not shipped yet. As a supplier of primarily disposable hospital products, the nature of UTMD’s business requires fast response to customer orders. Virtually all direct shipments to end users are accomplished within a few days of receipt of customer purchase orders. Consequently, UTMD’s backlog at any point in time is comprised mainly of orders from OEM and international customers, which purchase in larger quantities at less frequent intervals. Backlog shippable in less than 90 days was $1,293 as of January 1, 2012, $847 as of January 1, 2011 and $589 as of January 1, 2010. The backlog as of January 1, 2012 included Femcare backlog of $144.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors, but it is affected by uneven purchasing patterns of U.S. OEM customers and international distributors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device business because devices are frequently used in inherently risky situations to help clinicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit against a company where an individual plaintiff suffers permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists.  However, no such damages have been awarded against UTMD in its 33 year history.

UTMD in the U.S. and Ireland is self-insured for product liability risk, and reserves funds against its current performance on an ongoing basis to provide for its defense should any lawsuits be filed. The Company’s average cost of defense (excluding Femcare) over the last nineteen years was less than $19 per year. Because the Filshie Clip is a Class III device, Femcare insures its product liability risk though a third-party insurance company at a cost of about $191 per year.

The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.  Over the time span of the last nineteen years, UTMD has been named as a defendant, along with each attending physician and hospital, in four lawsuits which involved a patient injury related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used. The VADS devices in all four cases did conform to specifications.  UTMD was ultimately dismissed as a defendant in all of the lawsuits, and legal costs were not material to performance. During the last nineteen year period of time during which over twenty million finished devices (excluding Femcare) were used, there were only two other lawsuits involving UTMD devices.  In the first, regarding the use of EndoCurette, there was no evidence of patient injury. The lawsuit was settled in 2010 for an immaterial amount to avoid the diversion of management time and substantial costs of litigation, even though UTMD was confident that the case was without merit.  In the second, UTMD was recently brought into a lawsuit by a defendant physician, speculating a design deficiency in a Finesse electrosurgical generator (ESU) which had been in use for eighteen years before the injury event, and used successfully by the same physician after the event. The injured patient does not allege any fault by UTMD.  The physician alleged defective ESU has mysteriously disappeared. UTMD expects to resolve this case for an immaterial amount, and will seek reimbursement of its legal costs as well as appropriate further sanctions against the third party plaintiff and his attorney.

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

Since the FDA reserves to itself the interpretation of which vague industry standards comprise law at any point in time, it is impossible for any medical device manufacturer to ever be confident that it is operating within the Agency’s version of the law.  The result is that companies, including UTMD are considered guilty prior to proving their innocence.  New premarketing submission rules and substantial increases in “user fees” may increase development costs and result in delays to revenues from new or improved products.

The growth of Group Purchasing Organizations adds non-productive costs, typically weakens the Company’s marketing and sales efforts and may result in lower revenues:
GPOs, theoretically acting as bargaining agents for member hospitals, but actually collecting revenues from the companies that they are negotiating with, have made a concerted effort to turn medical devices that convey special patient safety advantages and better health outcomes, like UTMD’s, into commodities. GPOs have been granted an antitrust exemption by the U.S. Congress. Otherwise, their business model based on “kickbacks” would be a violation of law.  These bureaucratic entities do not recognize or understand the overall cost of care as it relates to safety and effectiveness of devices, and they create a substantial administrative burden that is primarily related to collection of their administrative fees.

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

The substantial increase in debt required to finance the acquisition of Femcare Group Ltd represents an increased business risk until the debt is repaid:
While the debt will help positively leverage financial performance if UTMD maintains future performance consistent with 2011 performance, it could also negatively leverage financial performance if the Company is unable to maintain sales volume and profit margins in a competitive worldwide market for its medical devices.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

Office and Manufacturing Facilities.
At the beginning of 2012, the Company's operations were located in 110,000 square feet of facilities near Salt Lake City, Utah, a 77,000 square foot facility in Athlone, County Westmeath, Ireland, and 12,000 square feet of facilities near Romsey, Hampshire, England.  In 2011, UTMD acquired the leased UK facilities which house Femcare. During 2010 the Company expanded its Midvale, Utah facility which allowed consolidation of injection molding operations previously located in a leased facility in Redmond, Oregon.  The Oregon facility lease has been terminated.  UTMD owns all of its property and facilities in the U.S. and Ireland, with the exception of a long-term lease with 20 years remaining on one section of its Midvale parking lot.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
UTMD's common stock trades on the NASDAQ Global Market (symbol:UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2011		2010
	High	Low	High	Low
1st Quarter	$29.00	$26.25	$29.82	$26.06
2nd Quarter	29.36	26.26	29.00	24.76
3rd Quarter	27.00	24.52	29.51	24.11
4th Quarter	27.44	25.53	30.46	26.02

Stockholders.
The approximate number of beneficial stockholders of UTMD’s common stock as of March 8, 2012 was 2,000.

Dividends.
The following sets forth cash dividends declared or paid during the past two years:

Record Date	Payable Date	Per Share Amount
March 12, 2010	April 2, 2010	$0.235
June 15, 2010	July 2, 2010	0.235
September 16, 2010	October 5, 2010	0.235
December 15, 2010	December 30, 2010	0.96
March 18, 2011	April 5, 2011	0.235
June 17. 2011	July 5, 2011	0.235
September 16, 2011	October 2, 2011	0.235
December 14, 2011	December 29, 2011	0.24

2010 total paid per share	$1.665

2011 total paid per share	$0.945

Issuer Purchases of Equity Securities.
UTMD did not purchase any of its own securities during fourth quarter 2011 or at any time during 2011.  During 2010, UTMD purchased 17,570 of its shares for $439 including commissions and fees, compared to 5,367 shares for $116 in 2009.

ITEM 6 - SELECTED FINANCIAL DATA
Dollar amounts are in thousands, except per share data.

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2011, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report.  The selected consolidated financial data should be read in conjunction with UTMD’s Consolidated Financial Statements and the notes included elsewhere in this report.

	Year Ended December 31
	2011	2010	2009	2008	2007
Net Sales	$37,860	$25,121	$25,916	$27,782	$28,502
Net Income	7,414	6,014	6,258	7,205	7,905
Earnings Per Common Share (Diluted)	2.03	1.65	1.72	1.86	1.98
Total Assets	76,389	41,238	41,754	38,821	45,986
Working Capital	7,385	23,239	24,472	21,511	26,767
Long-term Debt	16,242	909	1,403	1,828	3,689
Cash Dividends Per Common Share	0.945	1.665	0.925	1.130	0.870

	Quarterly Data for 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$6,793	$10,377	$10,784	$9,907
Gross Profit	3,710	6,260	6,518	5,913
Net Income	1,336	1,982	2,237	1,858
Earnings Per Common Share (Diluted)	.37	.54	.61	.51

	Quarterly Data for 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$6,436	$6,276	$6,201	$6,208
Gross Profit	3,323	3,267	3,336	3,284
Net Income	1,527	1,467	1,512	1,509
Earnings Per Common Share (Diluted)	.42	.40	.42	.41

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Currency amounts are in thousands except per-share amounts and where noted.

The following comments should be read in conjunction with the accompanying financial statements.

Overview
On March 18, 2011, UTMD acquired Femcare (see note 6).  The performance of Femcare after March 17, 2011 is included in 2011 financial results.

A summary of income statement measures for 2011 compared to 2010 follows:

	2011	2010	change
Net Sales	$37,860	$25,121	50.7%
Gross Profit	22,400	13,209	69.6%
Operating Income	11,842	8,922	32.7%
Income Before Tax	11,080	9,041	22.6%
Net Income	7,414	6,014	23.3%
Earnings per Share	2.034	1.651	23.2%

A comparison of profit margins in 2011 to 2010 follows:

	2011	2010
Gross Profit Margin	59.2%	52.6%
Operating Income Margin	31.3%	35.5%
Net Income Margin	19.6%	23.9%

The acquisition of Femcare Group Ltd in March 2011 was substantially accretive to UTMD’s financial performance in 2011, highlighted by a 51% increase in consolidated sales and a 23% increase in earnings per share (eps).  The Company’s continued excellent profitability allowed it to pay down the five-year term loans that it incurred to finance the purchase of Femcare faster than required, while retaining UTMD’s program of dividend payments to its shareholders.

In addition to the obvious benefit of a much greater sales volume to absorb the overhead costs of its critical infrastructure, a significant benefit of the Femcare acquisition for UTMD was the geographic diversification of sales. In 2011, sales to entities outside the U.S. comprised 50% of total sales compared to 31% in 2010.  Sales to customers outside the U.S. were $19,007 in 2011 compared to $7,690 in 2010, a 148% increase. In 2011, UTMD had 148 foreign distributors purchase more than $5 during the year compared to 107 in 2010.

In addition to the greater number of overseas sales distribution entities, UTMD expects to be able to better cross-utilize distributors previously representing one or the other of Femcare or UTMD, but this integration project continues somewhat slowly as distributors evaluate and learn about the other specialized product lines relative to their individual market needs, and UTMD adjusts its distribution agreements.  UTMD believes that international sales will continue to lead its growth in 2012.  Notwithstanding, there are a number of significant risk factors that could negatively impact UTMD’s international sales, including those listed above under “Risk Factors”.

With regard to UTMD’s four product categories, sales in its lowest category in 2010 became its highest category in 2011.  In 2010, neonatal product, blood pressure monitoring and accessories, labor & delivery devices and gynecology/ urology product sales were 29%, 24%, 24% and 23% of total sales, respectively.  In 2011, neonatal product, blood pressure monitoring and accessories, labor & delivery devices and gynecology/ urology product sales were 18%, 16%, 15% and 51% of total sales, respectively.  Simply stated, with the acquisition of Femcare, UTMD is now much more a gynecology medical device company.  The Company’s 2012 new product development activities will reflect that change in emphasis.

Prior to its acquisition by UTMD, except for the assembly and servicing of reusable Filshie Clip applicators and some packaging operations, Femcare subcontracted its manufacturing to third parties.  Going forward, UTMD expects to realize an important, if subtle, benefit from its own manufacturing quality and cost disciplines for certain Femcare devices.  In particular, UTMD will be able to employ its Utah molding capabilities and Ireland assembly and packaging operations.  Despite rapid increases in raw materials costs and steady increases in unit labor costs in 2011, UTMD’s gross profit margin (GPM), gross profits divided by sales, was 6.6 percentage points higher in 2011 than in 2010.  The improvement was due to the combination of 1) the cost savings from consolidating UTMD’s Oregon molding operations into Utah, 2) improved manufacturing overhead and direct labor efficiencies, 3) a different product mix, and 4) direct sales in the UK and Australia for Femcare devices at end user prices instead of distributor (wholesale) prices.

Despite the higher GPM, Operating Income Margins (OIM) were about four percentage points lower than in 2010 due to 1) the amortization of intangible assets that resulted from the Femcare acquisition, 2) acquisition expenses, and 3) higher Femcare operating expenses as a percentage of sales.  Despite a lower OIM, operating profits increased $2,920 in 2011. The Femcare acquisition transaction costs of $341 were included in 2011 G&A expenses, $266 of which were not tax-deductible.  UTMD expects that it will be able to improve its OIM in 2012 as a result of reducing redundant G&A expenses after the acquisition.

   Income before Taxes (EBT) increased $2,039 in 2011. EBT was diminished by much higher interest expense from borrowing to help finance the Femcare acquisition: $859 interest in 2011 compared to $25 in 2010.  UTMD expects that its non-operating expense will be substantially less in 2012 than in 2011 due to reducing debt rapidly as a result of its positive cash flow.

Net Income (income after provision for income taxes) was $1,400 higher in 2011, a 23% increase. UTMD’s Net Income Margin (NIM), net income as percent of sales, was down about four percentage points due to the lower OIM and interest expense related to the Femcare acquisition.  The effective consolidated income tax provision rate for 2011 was 33.1% compared to 33.5% in 2010.  The lower rate in 2011 was primarily a result of the lower income tax rate in the UK and Australia compared to the U.S. for the portion of consolidated income generated in the UK and Australia, respectively.  With a full year of Femcare EBT in the UK and Australia, combined with another lowering of the UK tax rate to 25% as of April 1, 2012, and the lack of recurrence of non-deductible acquisition expenses, UTMD expects its consolidated income tax provision rate will again be lower in 2012.

2011 earnings per share (EPS) of $2.03 were $.383 higher, or 23% higher, than in 2010. Net income and earnings per share in 2012 will be further leveraged due to lower interest expense and a lower average income tax provision rate.  Management is currently projecting EPS for calendar year 2012 in the range of $2.35 to $2.40, an increase in the range of 15 - 18%.

In summary, management is currently targeting 9% growth in revenues and gross profits in 2012, and 14 – 18% growth in operating income, EBT, net income and eps.

The Company’s December 31, 2011 balance sheet changed substantially from December 31, 2010 due to the March 2011 Femcare acquisition.  Key December 31, 2011 balance sheet changes compared to December 31, 2010 and post-acquisition March 31, 2011 follow:

December 31, 2011 balance sheet change from:	12-31-10	3-31-11
Cash & investments	$(11,938)	$(496)
Receivables & inventory	3,479	66
Property and equipment – net	55	(678)
Goodwill	7,928	(1,093)
Other intangible assets – net	35,294	(3,136)
Total assets	35,151	(5,515)
Current portion of notes payable	5,215	(154)
Notes payable	15,334	(6,084)
Deferred tax liability - intangibles	8,549	(446)
Total liabilities	32,186	(7,878)
Shareholders’ Equity	2,964	2,363

Measures of the Company’s liquidity and overall financial condition in 2011 also changed significantly as a result of the Femcare acquisition and the loans UTMD obtained to partially finance the transaction. For example, UTMD’s current ratio (current assets to current liabilities) decreased to 1.8 at the end of 2011 from 13.2 a year earlier, and the total debt ratio (total liabilities to total assets) increased to 47% from 8% at the end of 2010.  However, the additional debt allowed significant improvements in sales and income. Cash generation remained strong enough to increase quarterly cash dividend payout rate to shareholders while at the same time rapidly paying down the loan principal balances.  Ending days in accounts receivable improved to 41 from 42.  Average inventory balances increased less than sales, yielding higher inventory turns.  The return on average shareholders’ equity (prior to the payment of dividends) increased to 19% in 2011 compared to 16% for 2010.

Productivity of Assets and Working Capital.
a)  Assets.  Year-end 2011 total assets were $76,389 compared to $41,238 at the end of 2010. The increase was primarily due to the addition of about $43 million in Femcare net intangible assets, offset by a decrease in cash and investments of about $12 million. The two components of Femcare intangibles at year-end 2011 were identifiable intangibles of $35,312, reduced from $37,285 by amortization of $1,973, and goodwill of $7,928.  The productivity of total assets (average total asset turns = total sales divided by average total assets for the year) in 2011 was 64% compared to 61% in 2010.  Year-end 2011 and 2010 cash and investment balances were $6,599 and $18,536, representing 9% and 45% of total assets, respectively.  The reduction in cash was due to UTMD’s investment in Femcare.  Although management expects sales to increase by about 9%, average total asset turns in 2012 will decline because the average of total assets will be substantially higher with a full year of the intangible assets acquired during 2011 on UTMD’s balance sheet during 2012.

Property, plant and equipment (PP&E) assets are comprised of Utah, Ireland and England manufacturing molds, production tooling and equipment, test equipment, computer/communications equipment and software, and facilities.  Ending 2011 net consolidated PP&E (depreciated book value of all fixed assets) increased $55 as a result of $707 in depreciation, the addition of £375 in Femcare PP&E in March, capital expenditures of $247 and the year-end effect of USD currency exchange rates on the value of PP&E in England and Ireland.  The net book value of PP&E in the U.S. decreased $230 during 2011, and in Ireland decreased $215.  Femcare’s 2011-ending net book value of PP&E was $500 after depreciation of $101 and $18 in capital expenditures. Average PP&E turns (Sales divided by Net PP&E) increased about 50% because, with the acquisition of Femcare, sales increased 51% and year-end Net PP&E increased only 1%.  In contrast to UTMD, Femcare leases its facilities and subcontracts most of its manufacturing. The year-end 2011 net book value (after accumulated depreciation) of consolidated PP&E was 33% of actual acquisition cost.  Since UTMD’s PP&E is in good working order and capable of supporting increased sales activity, the continued productivity of fixed assets will remain a source of future profitability.  In 2010, the Utah facility was expanded to house the transfer of equipment from consolidation of Oregon operations.  In 2012, new PP&E purchases are not expected to exceed depreciation of fixed assets.

Year-end 2011 inventories increased 62% from the beginning of the year, prior to the addition of Femcare. Average 2011 inventory turns were 3.8 compared to 3.7 in 2010 primarily because of the averaging anomaly of lower inventories prior to the Femcare acquisition relative to cost of goods sold after the acquisition. Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances increased $1,540 due to the Femcare acquisition.  Average days in A/R on December 31, 2011 of 41 days, based on 4Q 2011 shipments, was down from 42 days at the end of 2010. This performance remained well within management’s continuing trade A/R objective of 55 days.  The Company believes any older A/R will be collected or are within its reserve balances for uncollectible accounts.

Working capital at year-end 2011 was $7,385 compared to $23,239 at year-end 2010.  Compared to the end of 2010, 2011 year-end current assets declined $8,127 and year-end current liabilities increased $7,727.  This had a double-whammy effect on the current ratio, which declined to 1.8 from 13.2 at the end of 2010.  The decline in current assets resulted from a $11,938 decrease in cash and investments used in the purchase of Femcare, and a $5,259 increase in current liabilities from the current portion of notes payable and interest payable resulting from the financing of the purchase of Femcare. Nevertheless, the end of 2011 working capital amount exceeds UTMD’s needs for managing normal operations, meeting interest and debt repayment obligations, paying shareholder dividends and internally financing growth. UTMD paid a net $41,084 for Femcare.  For the 2011 year, UTMD paid $3,433 in shareholder cash dividends compared to $6,030 during 2010 (which included a year-end special dividend). Because the current portion of notes payable represents one-year’s loan principal repayment obligation and the current loan balance is about 78% of a five-year term loan, current liabilities at the end of 2012 will remain about the same.  Similarly, because UTMD expects to use cash generated from operations to pay down loan balances and continue shareholder dividends, current assets at the end of 2012 will remain about the same, yielding a current ratio at the end of 2012 about the same as at end of 2011.

Net intangible assets were $50,569 at the end of 2011 compared to $7,346 at the end of 2010. Net intangible assets (after accumulated amortization) are comprised of the capitalized costs of obtaining patents and other intellectual property including technology rights, and identifiable intangibles and goodwill resulting from acquisitions. The Femcare intangible assets purchased by UTMD in 2011 are described in Note 6.  UTMD’s goodwill balance was $15,120 at the end of 2011. Under current U.S. GAAP, goodwill is not expensed unless and until the market value of the acquired entity becomes impaired. The three prior acquisitions of 1997, 1998 and 2004 continue to be viable parts of UTMD’s overall business, representing 26% of total sales in 2011 including derivative devices that ensued the acquisitions. UTMD does not expect the current goodwill value associated with the four acquisitions (including Femcare) to become impaired in 2012. Purchases of intangibles of $10 in 2011 excluding Femcare were offset by $27 in amortization expense. The 2011 non-cash amortization expense of Femcare identifiable intangible assets was $2,039.  The non-cash 2012 amortization expense of Femcare identifiable intangible assets will be £1,615, or $2,536 at an average exchange rate of 1.57 USD/GBP.  Net intangible assets at the end of 2011 represented 66% of total assets, compared to 18% at the end of 2010.

b) Liabilities. At the end of 2011, UTMD’s total liabilities had increased $32,186 from the end of 2010.  The resulting 2011 year-end total debt ratio was 47%, compared to 8% at the end of 2010.  Total liabilities increased in large part because of the term loans (which had a year-end balance of $21,673) that UTMD obtained to help finance the Femcare stock purchase, and because of the deferred tax liability created as a result of the fifteen year tax consequence of the amortization of the intangible assets obtained in the acquisition (which had a year-end balance of $8,549). The Ireland subsidiary debt balance at the end of 2011 declined by $517 from the end of 2010.  Actual principal payments were $532.  In Euro terms, the note payable balance declined 45% from €849 at the end of 2010 to €468 at the end of 2011. The Femcare UK loan declined $2,278 in book value, compared to principal payments of $1,912.  In Great Britain Pound (GBP) terms, the note declined 15% from £8,000 when issued in March 2011 to £6,800 at the end of 2011. The differences between the decline in the period end balances and the principal payments during the year resulted from timing of currency exchange rates applied to balance sheet balances.  Principal payments on the Femcare US loan were $3,500, as the note declined from $14,000 at inception in March 2011 to $10,500 at the end of 2011.  UTMD estimates that it will repay the Femcare notes in about 3 more years, and the Ireland note over the next two years out of cash flow generated by its operations. Year-end 2011 consolidated current liabilities were about 5 times higher than at year-end 2010 as a result of the addition of Femcare liabilities including the associated current liability portions of the acquisition loans and income taxes due on 2011 earnings.  In addition to liabilities stated on the balance sheet, UTMD has operating lease and purchase obligations described in Note 8.

Results of Operations.
a)    Revenues.  Global consolidated sales in 2011 were $37,860, compared to $25,121 in 2010 and $25,916 in 2009.

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

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., UK and Australia, UTMD generally accepts orders directly from and ships directly to end user clinical facilities, as well as third party med/surg distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 10% of UTMD’s domestic direct sales go through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale are substantially the same in the U.S., UK and Australia.

UTMD may have separate discounted pricing agreements with a clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made.  For existing customers, past actual shipment volumes determine the fixed price by part number for the next agreement period of one, two or three years.  For new customers, the customer’s best estimate of volume is accepted by UTMD for determining the ensuing fixed prices for the agreement period.  New customers typically have one-year agreements. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure above that the selling price is fixed prior to the acceptance of a specific customer order.  UTMD may from time to time establish a similar fixed price agreement with a Group Purchasing Organization (GPO) in the U.S.  GPOs are bargaining agents for member hospitals, not customers of UTMD. Except for an administrative fee, generally 3% of UTMD’s sales to a GPO’s members, the T&C of GPO agreements are not materially different from UTMD’s Standard T&C of Sale.

Consolidated total sales in 2011 were up $12,739, or 51% from 2010. Domestic U.S. sales were $18,853 in 2011, compared to $17,431 in 2010 and $18,625 in 2009. UTMD divides its domestic sales into two distribution categories: “direct sales” which are sales to end user customers by UTMD’s direct sales force, independent commissioned sales reps, specialty distributors and national hospital distribution companies, and “OEM sales” which are component or finished device sales to other companies where products are resold as part of another company’s finished product offerings.  Domestic direct sales represented 40% of global consolidated sales in 2011, compared to 64% in 2010 and 66% in 2009.  As a percentage of total domestic sales, direct domestic sales were 81% in 2011, compared to 92% in both 2010 and 2009.  Therefore, domestic OEM sales were 19% of total domestic sales in 2011, and 8% in 2010 and 2009.  The primary change in 2011 was the addition of Cooper Surgical Inc. as a domestic OEM customer for the Filshie Clip System.

International (foreign) sales in 2011 were $19,007 compared to $7,690 in 2010 and $7,291 in 2009. International sales were 50% of global consolidated sales in 2011, 31% in 2010 and 28% in 2009.  Of the 2011 international sales, 41% were to customers in Europe compared to 44% in 2010 and 42% in 2009.  Femcare shipped 58% of UTMD’s total international sales in 2011.  UTMD’s Ireland subsidiary (UTMD Ltd.) shipped 14% of total international sales (in USD terms) in 2011, compared to 40% in 2010 and 43% in 2009.

UTMD groups its sales into four general product categories:  1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician and patient safety;  2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease including LETZ, endometrial tissue sampling, transvaginal uterine sonography, diagnostic laparoscopy, surgical contraception and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools;  3) neonatal critical care, comprised of devices that provide developmentally-friendly care to the most critically ill babies, including providing vascular access, enteral feeding, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized components as well as molded parts sold on an OEM basis to other companies.  In these four categories, UTMD’s primary revenue contributors enjoy a significant market share and may have differentiated product features protected by patents.

Global revenues by product category:

	2011	%	2010	%	2009	%
Obstetrics	$5,742	15	$5,940	24	$6,543	25
Gynecology/ Electrosurgery/ Urology	19,196	51	5,888	23	6,220	24
Neonatal	6,951	18	7,295	29	7,252	28
Blood Pressure Monitoring and Accessories*	5,971	16	5,998	24	5,902	23
Total:	$37,860	100	$25,121	100	$25,916	100
*includes molded components sold to OEM customers.

International revenues by product category:

	2011	%	2010	%	2009	%
Obstetrics	$809	4	$708	9	$614	8
Gynecology/ Electrosurgery/ Urology	12,856	68	1,935	25	2,088	29
Neonatal	1,346	7	1,193	16	912	13
Blood Pressure Monitoring and Accessories*	3,996	21	3,854	50	3,677	50
Total:	$19,007	100	$7,690	100	$7,291	100
*includes molded components sold to OEM customers.

As a summary description of revenues in the above tables:

1.  Obstetrics. The decline in total obstetrics (L&D) device sales in 2011 was the result of a difficult U.S. market: lower utilization of specialty devices in U.S. hospitals together with restrictive U.S. GPO administrative agreements.  U.S. domestic obstetric product sales declined 6%, while international obstetric device sales increased 14%.  Intran IUPC sales outside the U.S. were up 26%.

2.  The gynecology/ electrosurgery/ urology (ES/gyn) product category encompasses all of Femcare’s products.  ES/Gyn sales in 2011 excluding Femcare increased 1%.  With Femcare, ES/ Gyn sales increased 226%.  U.S. domestic sales increased 60%, while International ES/gyn sales increased 564%.  The domestic sales increase was primarily due to sales to Cooper Surgical Inc., which has an agreement with Femcare for distribution of the Filshie Clip System in the U.S.  Cooper Surgical is now UTMD’s largest customer, with 2011 sales of $2.2 million, about 6% of total UTMD sales. The ES/gyn international sales increase included Femcare direct sales in the UK and Australia at end-user prices.

3.  Neonatal intensive care unit (NICU) device sales decreased 8% in the U.S. and increased 13% internationally. The changes were consistent with UTMD’s experience described for the obstetrics product category.

4.  Blood pressure monitoring and accessories (BPM).  U.S. domestic BPM sales decreased 8%, while international BPM sales increased 4%.  This category includes molded components (some of which are not related to medical devices) sold to other companies for use in their products.  The 2011 weakness experienced in U.S. domestic medical device end-user sales also extended to sales of components to other U.S. companies. UTMD’s second largest customer in 2011, Beijing SAK, purchased $1.7 million of Deltran blood pressure monitoring kits from UTMD Ltd (Ireland) for use in China.

Looking forward to 2012, UTMD expects to begin obtaining benefits from its joint distribution rationalization program initiated after the acquisition of Femcare in March 2011. For example, after providing reasonable notice to UTMD’s third party distributors in the UK and training its own sales and marketing employees at Femcare, UTMD anticipates selling its non-Femcare ES/ Gyn devices directly to end-users in the UK.  In addition, because of the close proximity and availability of Femcare management resources, UTMD will begin selling its non-Femcare ES/ Gyn devices directly to end-users in Ireland. Continuing a deliberate conversion process, a few of UTMD’s more successful international distributors will have adopted the marketing of Femcare’s devices, and a few of Femcare’s more successful distributors will have adopted the marketing of UTMD’s non-Femcare devices.  Based on having the benefit of a full year of Femcare product sales and the advantages of combining international distribution capabilities, offset by anticipated continued weak demand for specialized medical devices in Europe and the U.S.,  UTMD projects 2012 sales will increase by about 9%.

b)  Gross Profit.  UTMD’s 2011 gross profit, the surplus after subtracting costs of manufacture, including forming components, assembling, inspecting, packaging, sterilizing and shipping products, from net revenues, was $22,400 compared to $13,209 in 2010 and $13,789 in 2009.  Gross profit margins (GPMs), gross profits expressed as a percentage of net sales, were 59.2% in 2011 compared to 52.6% in 2010 and 53.2% in 2009. Despite rapid increases in raw materials costs and steady increases in unit labor costs in 2011, UTMD’s gross profit margin (GPM), gross profits divided by sales, was 6.6 percentage points higher in 2011 than in 2010.  The improvement was due to the combination of 1) the cost savings from consolidating UTMD’s Oregon molding operations into Utah, 2) improved manufacturing overhead and direct labor efficiencies, 3) a different product mix, and 4) direct sales in the UK and Australia for Femcare devices at end user prices instead of distributor (wholesale) prices.

Ireland subsidiary gross profits are disproportionately lower than total UTMD gross profits because all of the finished  devices sold by UTMD Ltd were to third party international distributors at discounted wholesale prices, The BPM devices themselves are generally commodities now, and the costs of manufacturing in Ireland, in particular labor-related costs, are higher than in Utah. Ireland subsidiary gross profits in Euros were €289 in 2011 compared to €448 in 2010 and €436 in 2009.  The associated GPMs were 14.9% in 2011, 19.0% in 2010 and 19.5% in 2009.  The lower GPM in 2011 was due to a higher proportion of sales to UTMD’s lowest price BPM kit customer in China, and lower total sales which reduced absorption of fixed manufacturing overheads costs.

The 2011 Femcare Group subsidiary gross profits in GBP were £5,790.  The associated GPM was 70.0%.  Prior to its acquisition by UTMD, except for the assembly and servicing of reusable Filshie Clip applicators and some packaging operations, Femcare subcontracted its manufacturing to third parties.  Going forward, UTMD expects to realize an important, if subtle, benefit from its own manufacturing quality and cost disciplines for certain Femcare devices.  In particular, UTMD will be able to employ its Utah molding capabilities and Ireland assembly and packaging operations.

In the U.S., gross profits were $12, 697 in 2011 compared to $12,611 in 2010 and $13,176 in 2009. The associated GPMs were 56.6% in 2011, 56.4% in 2010 and 55.6% in 2009.  In the second-half of 2010, after review of accounting principles, UTMD reallocated its U.S. expenses of shipping products to customers which were previously included in cost of goods sold (manufacturing expense) to sales and marketing (operating expense).  This reallocation of expenses did not impact operating profits, EBT or net income.  The following table illustrates the change:

	2011	2010	2009
U.S. cost of goods sold (prior to reallocation)	$9,874	$9,887	$10,528
Percent of sales	44.0%	44.2%	44.4%
Reallocated shipping costs	$(123)	$(141)	-
U.S. Cost of goods sold (as reported)	$9,751	$9,746	$10,528
Percent of sales	43.4%	43.6%	44.4%

UTMD expects that its consolidated GPM in 2012 will remain about the same as in 2011 because the benefits of bringing the manufacture of some Femcare products in-house and the higher GPM for converting some sales to end-users rather than to distributors are expected to be offset by continued pricing pressure from U.S. hospitals, higher costs of employee benefits including medical plan costs and unemployment taxes, and inflation in the cost of raw materials.  Therefore, since 2012 sales are targeted to increase by about 9%, gross profits are expected to increase by 9% as well.

OEM sales are sales of UTMD components and subassemblies that are marketed by other companies as part of their product offerings.  UTMD utilizes OEM sales as a means to help optimize utilization of its capabilities established to satisfy its direct sales business.  Looking forward, Femcare will become an OEM customer for Utah and Ireland operations.  As a general rule, prices for OEM sales expressed as a multiple of direct variable manufacturing expenses are lower than for direct sales because UTMD’s OEM business partners incur significant expenses of sales and marketing.  Because of UTMD’s small size and period-to-period fluctuations in OEM business, fixed manufacturing overhead expenses cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.

c)          Operating Income.  Operating income is the surplus after operating expenses are subtracted from gross profits.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Consolidated operating expenses were $10,558 in 2011, compared to $4,288 in 2010 and $4,357 in 2009.  The following table provides a comparison of operating expense categories for the last three years.

	2011	2010	2009
S&M expenses	$2,815	$1,537	$1,584
R&D expenses	518	397	361
G&A – a) litigation expense provision	186	50	60
G&A – b) corporate legal expenses	65	19	12
G&A – c) stock option compensation expense	95	83	98
G&A – d) management bonus accrual	840	335	299
G&A – e) outside accounting audit/tax expenses	220	117	123
G&A – f) intangible asset amortization	2,067	44	34
G&A – g) acquisition expenses	341	0	0
G&A – h) all other G&A expenses	3,411	1,706	1,786
G&A expenses – total	7,225	2,354	2,412
Total operating expenses	$10,558$	4,288	$4,357
Operating Expenses % of Sales:	27.9%	17.1%	16.8%

Consolidated operating income in 2011 was $11,842 compared to $8,922 in 2010 and $9,432 in 2009.  UTMD’s operating income margin (OIM), operating income divided by total sales, was 31.3% in 2011, compared to 35.5% in 2010 and 36.4% in 2009.  The UTMD Ltd (Ireland subsidiary) OIM in 2011 was 3.7% compared to 12.1% in 2010 and 12.7% in 2009.  Femcare’s 2011 OIM was 26.8%.  UTMD U.S. OIM in 2011 was 36.4% compared to 38.2% in 2010 and 38.1% in 2009.

Looking forward to 2012, UTMD projects its consolidated operating income margin will improve by about one percentage point compared to 2011 as a result of consolidating G&A expenses.

i)  S&M expenses:  S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, administering customer agreements, advertising, processing orders, shipping, paying commissions to outside representatives and funding GPO fees. In markets where UTMD sells directly to end-users, which in 2011 was the U.S., UK and Australia (for a portion of the year for a portion of UTMD’s products), the largest component of S&M expenses is the cost of employing direct sales representatives, including associated costs of travel, subsistence and communications.  The trade-off between higher gross profit margins for selling directly at end-user prices is higher S&M expenses as a percent of sales. This is reflected in the increase in S&M expenses in 2011 after the acquisition of Femcare. As a percent of total sales, S&M operating expenses were 7.4% in 2011 compared to 6.1% in both 2010 and 2009.  S&M expenses are expected to increase as a percentage of total sales to around 8% in 2012 because UTMD 1) expects to convert its Utah product sales from distributors in the UK to direct Femcare sales, 2) expects to convert its Utah product sales in Ireland to direct sales, and 3) will have Femcare’s higher relative direct sales expenses for a full year.

S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s products since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have third party group purchasing organization agreements in the U.S. and UK under which it agrees to provide hospital members in-service and clinical training as required and reasonably requested.

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of videotapes and other instruction materials developed for the use of its products. UTMD provides customer support from offices in the U.S., UK and Australia by telephone, and employed representatives on a geographically dispersed basis, to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians. All in-service and training expenses are routinely expensed as they occur.  Except for the consulting services of independent practitioners, all of these services are allocated from fixed S&M overhead costs included in Operating Expenses.  Historically, marginal consulting costs have been immaterial to financial results, which is also UTMD’s expectation for the future.

ii)  R&D expenses:  R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing any necessary premarketing clinical trials, regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes.  As a percent of sales, R&D expenses were 1.4% in 2011 compared to 1.6% in 2010 and 1.4% in 2007.  UTMD will continue to opportunistically invest in R&D.  In 2012, R&D expenses as a percentage of sales are expected to be higher than in recent years as a result of the new projects identified as part of the Femcare acquisition.

iii)  G&A expenses:  G&A expenses include the “front office” functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, corporate risk management, corporate governance, protection of intellectual property, amortization of identifiable intangibles and legal costs.  In most of these functional areas, there was a lot of redundancy immediately following the Femcare acquisition, in addition to one-time costs associated with the acquisition. Except for the noncash amortization expense of identifiable intangible assets resulting from the value of the Femcare acquisition, UTMD expects G&A expenses to substantially decline in 2012. The following lettered items refer to the same G&A subcategories in the table above:

a)
The higher litigation provision in 2011 was due primarily to changes related to the acquisition of Femcare.  Absent unforeseen litigation, UTMD expects its litigation expense provision in 2012 should be about half that of 2011.

b)	UTMD expects routine expenses consistent with those in 2011.
c)
Stock option expense in 2011 was calculated using a Black-Scholes pricing model for unvested options.  Please see note 10 for further explanation. In 2012, UTMD expects option expense consistent with that of 2011.

d)	Accrued bonuses in 2012 will continue to depend both on UTMD’s overall profit performance and each individual employee’s contribution to the financial and non-financial success of the Company.
e)
UTMD now has operations in the U.S., UK, Ireland and Australia which require financial and internal controls audit and tax consulting.  Therefore, 2012 costs are expected to remain about the same as 2011 costs.

f)
Amortization of identifiable intangibles associated with the Femcare purchases will be about $2.6 million per year for fifteen years from the March 2011 acquisition date.  In the short year after the 2011 acquisition, this noncash amortization expense represented 5.4% of total 2011 sales.  If sales increase 9% for the year of 2012, the full year’s amortization expense will be about 6.2% of sales, diluting the OIM by almost one percentage point.

g)	UTMD does not expect any acquisition expenses in 2012.
h)
The last “other G&A” expense category includes predominantly salaries, medical benefits, payroll taxes and other employee-related expenses of G&A employees, as well as corporate P&L insurance, outside director fees, public shareholder relations expenses, property taxes, depreciation expense of G&A PP&E, among other more minor items.

In summary, in 2012 UTMD expects the following operating expense categories to increase as a percentage of sales:  R&D, S&M and the amortization expense of intangible assets included as part of G&A.  The combined increase of those categories is expected to be about two percentage points.  On the other hand, UTMD expects to reduce G&A expenses (excluding the amortization of intangibles) by about three percentage points, so that UTMD’s consolidated OPM will overall increase by about one percentage point for the year.  If successful in achieving its sales and gross profit targets stated above, the resulting OPM would yield operating profits in the range of $13.4 to $13.6 million, an increase of 13 to 15% compared to 2011.

d)  Non-operating Income, Non-operating Expense and EBT.  Non-operating income (NOI) includes royalties from licensing UTMD’s technology, rent from leasing underutilized property to others, income earned from investing the Company’s excess cash and gains or losses from the sale of assets, offset by non-operating expenses (NOE) which include interest on the Femcare and Ireland bank loans, bank service fees and excise taxes.  Net NOE was $762 in 2011 compared to NOI of $119 in 2010 and $147 in 2009.  The largest portion of 2011 NOE was $859 interest expense on the bank loans.  All the other items listed above summed to $97 in NOI.   UTMD expects net NOE in 2012 of about $630:

1)
Interest Expense.  In 2011, UTMD paid $859 in interest expense on the Femcare and Ireland loans, compared to $25 in 2010 and $51 in 2009 on just the Ireland loan.  The interest expense results from borrowing £8,000 ($12,934) and $14,000 in March 2011 for the purchase of Femcare, and €4,500 ($5,336) in December 2005 to allow the repatriation of profits generated by UTMD’s Ireland subsidiary since inception in 1996 through 2005.  Please see note 7, below. Due to decreasing loan balances, UTMD estimates that its interest expense should be about $690 in 2012.

2)
Investment of excess cash.  Investment income (including gains and losses on sales) in 2011 was $17, compared to $39 in 2010 and $212 in 2009.  Average lower interest rates and the use of over $14.1 million cash in the 2011 Femcare acquisition caused the reductions from 2009.  Cash in the U.S. is generally currently held in non-interest bearing bank accounts because avoiding the bank operating fees which would result from lower balances more than offsets the interest that can be earned at current rates.   Interest from cash balances in Australia is expected to be about $9 in 2012.

3)
Royalties.  Femcare receives a royalty from licensing the use of the Filshie intangibles to Cooper Surgical, Inc as part of its distribution agreement in the U.S. Royalties in 2011 were $70.  UTMD expects to receive $88 in Filshie royalties in 2012.  Presently, there are no arrangements under which UTMD is receiving royalties from other parties.

4)
Other NOI.  Income received from renting underutilized warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees and excise taxes, was $10 in 2011, $104 in 2010 and $(14) in 2009.  Conservatively expecting it will not be able to rent Ireland warehouse space in 2012, UTMD expects Other NOI will be about $(38) in 2012.

Earnings before income taxes (EBT) result from subtracting UTMD’s non-operating expense from its operating income. Consolidated EBT was $11,080 in 2011 compared to $9,041 in 2010 and $9,580 in 2009.  EBT margin is EBT divided by total sales.  UTMD’s consolidated EBT margin was 29.3% in 2011, 36.0% in 2010 and 37.0% in 2009.  The EBT of UTMD Ltd. (Ireland) was €76 in 2011, €350 in 2010 and €269 in 2009.  The respective EBT margins of UTMD Ltd. (Ireland) were 4.0% in 2011, 14.9% in 2010 and 12.1% in 2009.  Femcare’s 2011 EBT was £1,980; EBT margin was 24.0%.

UTMD is targeting consolidated 2012 EBT in the range of $12.6 - $13.0 million, an increase of 14 to 17% over 2011.  In that range, assuming UTMD’s projection for sales, EBT margin would be approximately two percentage points higher than in 2011.  The projected 2012 EBT margin improvement comes from an improved OIM and lower interest expense in 2012 compared to 2011.

e)  Net Income, EPS and ROE.  Net income is EBT minus income taxes, often called the “bottom line”.  Net income was $7,414 in 2011, $6,014 in 2010 and $6,258 in 2009.  The effective consolidated corporate income tax provision rate was 33.1%, 33.5% and 34.7% for the same periods respectively.  Year to year fluctuations in the tax rate may result from:  1) variation in EBT contribution from Femcare in the UK which has a current income tax rate of 26%, but which will decline to 25% as of April 1, 2012; 2) variation in profits of the Ireland subsidiary which is taxed at a 10% rate on exported manufactured products and a 25% rate on rental and other types of income; 3) variation in the EBT contribution of Femcare Australia which is currently taxed at a rate of 30%; 4) variation in the EBT contribution of UTMD U.S. operations which are currently taxed at a 39% combined Federal and State rate prior to special U.S. tax exclusions such as the manufacturing profit deduction, accelerated depreciation of certain assets and R&D tax credit; and 5) higher marginal tax rates for EBT in the U.S. above $10 million.  The possibility of lower corporate income tax rates in the U.S. is not included in this projection. Management expects the 2012 consolidated average income tax provision rate to be at least one percentage point of EBT lower than the 2011 rate due to a greater proportion of consolidated EBT coming from the non-U.S. areas and a lower tax rate in the UK.

UTMD’s net income margin (NIM), net income expressed as a percentage of sales, was 19.6% in 2011, 23.9% in 2010 and 24.1% in 2009.  Because of the expected higher EBT margin and lower income tax provision rate in 2012, management projects UTMD’s NIM will once again exceed 20% in 2012.  UTMD’s profitability has consistently ranked it in the top performance tier of all U.S. publicly-traded companies, and has been the primary driver for UTMD’s excellent returns on shareholders’ equity (ROE).

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS were $2.034 in 2011, $1.651 in 2010 and $1.724 in 2009.  If UTMD achieves the projections above, EPS in 2012 will be in the range of $2.35 - $2.40/ share, a 15 – 18% increase.

The 2011-ending weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,645 (in thousands), compared to 3,643 shares in 2010 and 3,630 shares in 2009.  Dilution for “in the money” unexercised options for the year 2011 was 14 shares (in thousands), compared to 22 in both 2010 and 2009.  Actual outstanding common shares as of December 31, 2011 were 3,640,000.

Return on shareholders’ equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholders’ equity during the applicable time period. ROE includes balance sheet measures as well as income statement measures.  ROE for 2011 was 10% (19% before payment of dividends). ROE for 2010 was zero because in 2010 UTMD paid out all of its net income to shareholders in the form of cash dividends.  Prior to the payment of dividends, UTMD’s 2010 ROE was 16%.  ROE was 8% (17% before dividends), in 2009. UTMD’s ROE is primarily driven by its high net income margin. Although UTMD’s 2011 NIM was lower due to an OIM diluted by the Femcare acquisition and higher NOE from interest on new debt, overall ROE was higher than in the previous two years because UTMD benefited from a significantly higher debt ratio as a result of the Femcare loans and by higher total asset turns. UTMD’s ROE (before dividends) has averaged 30% per year over the last 26 years.  This ratio determines how fast the Company can afford to grow without diluting shareholder interest.  For example, a 30% ROE will financially support 30% annual growth in revenues without having to issue more stock.

Looking forward, 2012 ROE (before shareholder dividends) is expected to be higher than in 2011 as a result of projected net income growth.

Liquidity and Capital Resources.
Cash Flows.
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, totaled $11,365 in 2011, compared to $7,157 in 2010 and $7,226 in 2009.  The largest changes in 2011 compared to 2010 were a net income increase of $1,400, and benefits to cash of $2,022 from increased amortization and $2,015 for increased accrued expenses. A $1,265 increase in accounts payable was the largest change that used cash.  Other changes were generally consistent with effective working capital management following an acquisition and thus higher sales activity.

The Company’s payment of $41,084 to acquire Femcare was the most significant use of cash in 2011.  UTMD liquidated a net of $14,655 of investments to help finance the acquisition.  Other uses of cash for investing activities in 2011 were $247 for capital expenditures and $10 for intangible assets.  Cash use for investing activities in 2010 was split quite evenly between capital expenditures of $1,532 for property and equipment and $1,600 as a result of purchases of liquid investments in an effort to maximize returns on excess cash balances while maintaining safety and liquidity.  UTMD made capital expenditures of $466 in 2009 for property and equipment, and expended $3,800 on investments.  The large difference in capital expenditures in 2010 compared to the two other years was due to UTMD’s $1,145 investment in facility expansion in order to consolidate Oregon operations into Utah. In 2010, UTMD received $5,839 from selling investments, compared to $1,116 in 2009.  The Company borrowed $26,934 in 2011 to help finance the purchase of Femcare.

In 2011, UTMD received $485 and issued 21,220 shares of stock upon the exercise of employee stock options.  Option exercises in 2011 were at an average price of $22.87 per share.  The Company received a $34 tax benefit from option exercises in 2011. UTMD did not purchase any of its own shares in the open market during 2011.  In 2010, UTMD received $425 and issued 24,700 shares of stock upon the exercise of employee stock options.  Employees exercised a total of 27,230 option shares in 2010, with 2,530 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  UTMD repurchased 17,570 shares of stock in the open market at a cost of $439 during 2010.  Option exercises in 2010 were at an average price of $18.25 per share.  Share repurchases in the open market were at an average cost of $24.98 per share, including commissions and fees.  In comparison, in 2009 UTMD received $132 from issuing 14,289 shares of stock on the exercise of employee stock options, including 2,145 shares retired upon optionees trading those shares in payment of the stock option exercise price. UTMD received a $38 tax benefit in 2010 from option exercises, and a benefit of $14 in 2009.

UTMD repaid $5,942 on its notes payable during 2011, compared to $413 during 2010 and $463 in 2009.  Please see note 7 for a full description of the Femcare loans obtained in 2011. All of UTMD’s notes payable are scheduled to be repaid by April 2016. Cash dividends paid were $3,433 in 2011, compared to $6,030 in 2010 and $3,337 in 2009.  A special dividend was paid at the ended on 2010.  UTMD did not borrow during 2010 or 2009.  In December 2005, UTMD’s foreign subsidiary borrowed €4,500 ($5,336) to allow repatriation (from Ireland to the U.S.) of profits achieved since 1996, per The American Jobs Creation Act of 2004.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  In an uncertain economic environment, UTMD’s cash balances allow management to operate with the long-term best interest of shareholders in mind.  Planned 2012 capital expenditures are expected to be less than UTMD’s depreciation of current PP&E.

Management plans to utilize cash not needed to support normal operations in one or a combination of the following:  1) as a first priority, to repay the debt incurred to help finance the 2011 Femcare acquisition, 2) in general, to continue to invest at an opportune time in ways that will enhance future profitability; 3) to make additional investments in new technology and/or processes; and/or 4) to acquire a product line or company that will augment revenue and eps growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to shareholders in the form of dividends and share repurchases when the stock appears undervalued.

Management's Outlook.
In summary, in 2012 UTMD plans to
1)	realize distribution and manufacturing synergies by integrating capabilities and resources obtained in its recent acquisition of Femcare;
2)	begin to sell its devices directly to end-users in Ireland;
3)	introduce three new gynecology products helpful to clinicians through internal new product development;
4)	continue achieving excellent overall financial operating performance; and
5)	utilize positive cash generation to pay down debt rapidly, continue cash dividends to shareholders and continue open market share repurchases if/when the UTMD share price seems undervalued.

UTMD’s balance sheet was strong enough in 2011 to be able to finance a substantial acquisition which met UTMD’s investment criteria without issuing stock, which was immediately accretive to financial performance and shareholder value.  By effectively integrating the 2011 acquisition of Femcare into UTMD’s operations, UTMD will become a much stronger player in the gynecology product/market space, while at the same time geographically diversifying.

The safety, reliability and performance of UTMD’s medical devices are high and represent significant clinical benefits while providing minimum total cost of care.  UTMD will continue to leverage its reputation as an innovator which will responsively take on challenges to work with clinicians who use its specialty devices.  In doing so, UTMD will continue to differentiate itself, especially from commodity-oriented competitors.

UTMD is small, but its employees are experienced and remain diligent in their work. UTMD’s passion is in providing innovative clinical solutions that will help reduce health risks, particularly for women and their babies.

The Company has a fundamental focus to do an excellent job in meeting customers’ and patients’ needs, while providing shareholders with excellent returns.  As of the end of 2011 from the end of 1998, the NASDAQ Composite Index was up 19%, the DJIA was up 33% and the S&P 500 Index was up 2%.  In comparison, UTMD’s share price increased 311% over that same thirteen year time span (11% compounded per year). Combining share price appreciation as a result of a long term steady and profitable financial performance with growing quarterly cash dividends paid to shareholders since 2004, longer term UTMD shareholders have certainly experienced excellent returns.  Management is committed to continue that performance.

Off Balance Sheet Arrangements
None

Contractual Obligations
The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2011.  Long-term debt obligations are comprised of future payments required to pay off the Femcare and Ireland notes:

Contractual Obligations and Commitments	Total	2012	2013- 2014	2015- 2016	2017 and thereafter

Long-term debt obligations	$23,366	$6,139	$11,724	$5,503	$-
Operating lease obligations	1,154	215	132	87	720
Purchase obligations	1,711	1,626	85	-	-
Total	$26,231	$7,980	$11,941	$5,590	$720

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), and in England denominated in the British Pound (GBP). UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP and the Australian Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7707, .7550 and .6944 EUR per USD as of December 31, 2011, 2010 and 2009, respectively.  Exchange rates were .6436 GBP per USD and 1.0251 AUD per USD on December 31, 2011. Please see note 1 in Item, 8, below under “Translation of Foreign Currencies” for more information.  UTMD manages its foreign currency risk without separate hedging transactions by converting currencies as transactions occur.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Currency amounts are in thousands except per-share amounts and where noted.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company's independent registered public accounting firm, Jones Simkins, P.C., has audited the Company's internal control over financial reporting as of December 31, 2011, and its report is shown on the next page.

By:   /s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:   /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Utah Medical Products, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits. We did not audit the financial statements and we did not examine the effectiveness of internal control over financial reporting of Femcare Group Limited, a wholly owned subsidiary, whose statements reflect total assets of $49,891,000 and $0 as of December 31, 2011 and 2010, respectively, and total revenues of $13,273,000, $0, and $0, respectively for each of the years in the three-year period ended December 31, 2011. Those statements and the effectiveness of internal control over financial reporting were audited by other auditors whose reports have been furnished to us, and our opinions, insofar as they relate to the amounts included for Femcare Group Limited and the effectiveness of Femcare Group Limited’s internal control over financial reporting, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audit and the report of the other auditors, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Jones Simkins, P.C.

JONES SIMKINS, P.C.
Logan, Utah
March 5, 2012

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2011 and 2010
(In thousands)

ASSETS	2011	2010
Current assets:
Cash	$6,534	$3,818
Investments, available-for-sale (notes 3 and 4)	64	14,718
Accounts and other receivables, net (note 2)	4,734	3,164
Inventories (note 2)	5,005	3,097
Prepaid expenses and other current assets	345	161
Deferred income taxes (note 9)	333	185
Total current assets	17,016	25,142
Property and equipment, net (note 5)	8,805	8,750
Goodwill (note 6)	15,120	7,191
Other intangible assets (note 6)	39,461	2,166
Other intangible assets - accumulated amortization	(4,012)	(2,011)
Other intangible assets - net (note 2)	35,449	155
Total assets	$76,389	$41,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$925	$398
Accrued expenses (note 2)	3,276	1,290
Current portion of notes payable (note 7)	5,430	215
Total current liabilities	9,631	1,903
Notes payable (note 7)	16,242	909
Deferred tax liability - intangible assets (note 6)	8,549	-
Other long term liabilities	522	-
Deferred income taxes (note 9)	688	634
Total liabilities	35,632	3,446
Commitments and contingencies (notes 8 and 13)	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000 shares authorized, issued 3,640 shares in 2011 and 3,619 shares in 2010	36	36
Accumulated other comprehensive income	(2,906)	(1,275)
Additional paid-in capital	721	107
Retained earnings	42,904	38,924
Total stockholders' equity	40,757	37,792

Total liabilities and stockholders' equity	$76,389	$41,238

See  accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2011, 2010 and 2009
(In thousands, except per share amounts)

	2011	2010	2009
Sales, net (notes 11, 12 and 13)	$37,860	$25,121	$25,916
Cost of goods sold	15,460	11,911	12,127
Gross profit	22,400	13,209	13,789
Operating expense:
Sales and marketing	(2,815)	(1,537)	(1,584)
Research and development	(518)	(397)	(361)
General and administrative	(7,225)	(2,354)	(2,412)
Operating income	11,842	8,922	9,432
Other income (expense):
Dividend and interest income	16	48	206
Capital gains and (losses) on investments	1	(9)	6
Royalty income (note 13)	71	-	-
Interest expense	(859)	(25)	(51)
Other, net	10	104	(14)
Income before provision for income taxes	11,080	9,041	9,580
Provison for income taxes (note 9)	3,666	3,026	3,322
Net income	$7,414	$6,014	$6,258
Earnings per common share (basic) (note 1):	$2.04	$1.66	$1.73
Earnings per common share (diluted) (note 1):	$2.03	$1.65	$1.72
Other comprehensive income:
Foreign currency translation net of taxes of $(635), $(127) and $44	$(993)	$(199)	$68
Unrealized gain (loss) on investments net of taxes of $(2), $29 and $10	(3)	45	15
Total comprehensive income	$6,418	$5,860	$6,341

See  accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$7,414	$6,014	$6,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	707	563	555
Amortization	2,066	44	34
Gain on investments	(6)	(38)	(212)
Provision for (recovery of) losses on accounts receivable	77	6	7
Loss on disposal of assets	-	0	1
Deferred income taxes	(549)	-	230
Stock-based compensation expense	95	83	98
(Increase) decrease in:
Accounts receivable	502	110	290
Accrued interest and other receivables	(31)	(165)	69
Inventories	(624)	286	(83)
Prepaid expenses and other current assets	529	58	(10)
Increase (decrease) in:
Accounts payable	(1,213)	52	(73)
Accrued expenses	2,158	143	63
Deferred revenue	(66)	-	-
Other liability	307	-	-
Net cash provided by operating activities	11,365	7,157	7,226

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(247)	(1,532)	(466)
Intangible assets	(10)	(2)	(8)
Purchases of investments	(500)	(1,600)	(3,800)
Proceeds from the sale of investments	15,155	5,839	1,116
Net cash paid in acquisition	(41,084)	-	-
Net cash provided by (used in) investing activities	(26,685)	2,705	(3,158)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	485	425	132
Common stock purchased and retired	-	(439)	(116)
Tax benefit attributable to exercise of stock options	34	38	14
Proceeds from notes payable	26,934	-	-
Repayments of notes payable	(5,942)	(413)	(463)
Dividends paid	(3,433)	(6,030)	(3,337)
Net cash provided by (used in) financing activities	18,078	(6,419)	(3,770)

Effect of exchange rate changes on cash	(41)	(35)	15

Net increase in cash and cash equivalents	2,717	3,408	313

Cash at beginning of year	3,818	410	97

Cash at end of year	$6,534	$3,818	$410

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$2,685	$2,810	$3,075
Interest	859	25	51

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2011, 2010 and 2009
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2008	3,603	$36	$-	$(1,122)	$35,891	$34,805
Shares issued upon exercise of employee stock options for cash	16	0	186	-	-	186
Shares received and retired upon exercise of stock options	(2)	(0)	(54)	-	-	(54)
Tax benefit attributable to appreciation of stock options	-	-	14	-	-	14
Stock option compensation expense	-	-	98	-	-	98
Common stock purchased and retired	(5)	(0)	(243)	-	127	(116)
Foreign currency translation adjustment	-	-	-	112	-	112
Unrealized holding gain from investments, available-for-sale, net of taxes	-	-	-	15	-	15
Common stock dividends	-	-	-	-	(3,337)	(3,337)
Net income	-	-	-	-	6,258	6,258
Balance at December 31, 2009	3,612	$36	$-	$(994)	$38,939	$37,981
Shares issued upon exercise of employee stock options for cash	27	0	497	-	-	497
Shares received and retired upon exercise of stock options	(3)	(0)	(73)	-	-	(73)
Tax benefit attributable to appreciation of stock options	-	-	38	-	-	38
Stock option compensation expense	-	-	83	-	-	83
Common stock purchased and retired	(18)	(0)	(439)	-	-	(439)
Foreign currency translation adjustment	-	-	-	(326)	-	(326)
Unrealized holding gain from investments, available-for-sale, net of taxes	-	-	-	45	-	45
Common stock dividends	-	-	-	-	(6,030)	(6,030)
Net income	-	-	-	-	6,014	6,014
Balance at December 31, 2010	3,619	$36	$107	$(1,275)	$38,924	$37,792
Shares issued upon exercise of employee stock options for cash	21	0	485	-	-	485
Tax benefit attributable to appreciation of stock options	-	-	34	-	-	34
Stock option compensation expense	-	-	95	-	-	95
Foreign currency translation adjustment	-	-	-	(1,628)	-	(1,628)
Unrealized holding gain from investments, available-for-sale, net of taxes	-	-	-	(3)	-	(3)
Common stock dividends	-	-	-	-	(3,433)	(3,433)
Net income	-	-	-	-	7,414	7,414
Balance at December 31, 2011	3,640	$36	$721	$(2,906)	$42,904	$40,757

See accompanying notes to financial statements.

Currency amounts are in thousands except per-share amounts and where noted.

Note 1 – Summary of Significant Accounting Policies

Organization

Utah Medical Products, Inc. and its wholly owned subsidiaries, Femcare Holdings Ltd, with headquarters located in Romsey, Hampshire, England, and Utah Medical Products Ltd., which operates a manufacturing facility in Athlone, Ireland, (the Company) are in the primary business of producing specialized medical devices for the healthcare industry.  The Company’s broad range of products includes those used in critical care areas and the labor and delivery departments of hospitals, as well as outpatient clinics and physicians’ offices.  Products are sold in both domestic U.S. and international markets.

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

Investments

The Company classifies its investments as “available for sale.”  Securities classified as “available for sale” are carried in the financial statements at fair value.  Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income.  Declines in fair value below cost that are other than temporary are included in operations.  As of December 31, 2011 the Company’s investments are in General Electric (GE) and Citigroup (C).

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

The Company's customer base consists of hospitals, medical product distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies.  Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2011 except under an extreme global financial crisis.

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, trade names, customer relationships, regulatory approvals & product certifications, license rights and non-compete agreements are capitalized and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD’s goodwill is tested for impairment annually, in the fourth quarter of each year, using a fair value measurement test, in accordance with ASC 350. UTMD would also perform an impairment test, between annual tests, if circumstances changed that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determined that its goodwill were impaired, a second step would be completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future.  Estimated future amortization expense on intangible assets currently held, using 1.57 USD/GBP currency exchange rate, is about $2,505 in 2012, $2,504 in 2013, $2,500 in 2014, $2,499 in 2015 and $2,467 in 2016 (see note 2).  The weighted average amortization period for intangible assets purchased in 2011 was 5 years for non-compete agreements, 11 years for patents, and 15 years for trademarks,  trade name, customer relationships, regulatory approvals and product certifications.

Loans to Related Parties

As a general policy, the Company does not make loans to related entities including employees, directors, shareholders, suppliers or customers. UTMD was able to manage its A/R balances to achieve an average aging of 41 days from date of invoice by the end of the year, and A/R balances over 90 days from date of invoice to 4% of total A/R.  Both of these measures are historically lower than normal.  As an exception in 2009, the Company extended partial payment terms to an OEM customer that converted to a three-year term loan of $70 on July 1, 2010.  The balance on the note was $39 at year-end 2011.  The loan is secured by personal guarantees provided by the principals of the customer. UTMD believes that this was a wise use of its liquidity to build goodwill with a customer at an unusual time, which should ultimately help grow UTMD's business.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, in Utah, in the United Kingdom, in Australia and in Ireland.  UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.  In 2010, the Internal Revenue Service (IRS) examined the Company’s federal income tax return for 2008 and did not propose any adjustments.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and any related penalties in income taxes.  During the year ended December 31, 2009 the Company recognized $10 in interest expense related to a 2009 settlement with the IRS, compared to none in 2010 and 2011.  The Company did not have any related tax penalties in any of the three years.

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on previous experience.  The reserve for legal costs at December 31, 2011 and 2010 was $301 and $74, respectively (see note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2011	2010	2009
Weighted average number of shares outstanding – basic	3,631	3,621	3,607
Dilutive effect of stock options	14	22	23

Weighted average number of shares outstanding, assuming dilution	3,645	3,643	3,630

Note 1 – Summary of Significant Accounting Policies (continued)

Presentation of Sales and Similar Taxes

Sales tax on revenue-producing transactions is recorded as a liability when the sale occurs.  UTMD is not required to withhold sales tax on international sales, and at least 90% of domestic 2011 sales were to customers who are tax exempt or who are in jurisdictions where UTMD is not required to withhold sales tax.

Stock-Based Compensation

At December 31, 2011, the Company has stock-based employee compensation plans, which are described more fully in note 10.  The Company accounts for stock compensation under ASC 718, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In 2011, the Company recognized $95 in compensation cost compared to $83 in 2010 and $98 in 2009.

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the applicable exchange rates at year-end.  Net gains or losses resulting from the translation of the Company’s assets and liabilities are reflected as a separate component of stockholders’ equity.  A negative translation impact on stockholders’ equity reflects a current relative U.S. Dollar value higher than at the point in time that assets were actually acquired in a foreign currency.  A positive translation impact would result from a U.S. dollar weaker in value than at the point in time foreign assets were acquired.

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2011	2010
Accounts and other receivables:
Accounts receivable	$4,584	$2,968
Income tax receivable	161	128
Accrued interest and other	113	116
Less allowance for doubtful accounts	(124)	(48)
	$4,734	$3,164
Inventories:
Finished products	$2,518	$1,008
Work-in-process	795	757
Raw materials	1,692	1,332
	$5,005	$3,097
Other intangible assets:
Patents	$2,017	$1,913
Non-compete agreements	155	-
Trademarks & trade names	11,361	252
Customer relationships	11,109	-
Regulatory approvals & product certifications	14,819	-
	39,461	2,165
Accumulated amortization	(4,012)	(2,010)
	$35,449	$155
Accrued expenses:
Income taxes payable	$1,069	$197
Payroll and payroll taxes	1,475	878
Reserve for litigation costs	301	74
Other	431	141
	$3,276	$1,290

Note 3 – Investments

The Company’s investments, classified as available-for-sale consist of the following:

	December 31
	2011	2010

Investments, at cost	$380	$15,029
Equity securities:
-Unrealized holding gains	-
-Unrealized holding (losses)	(316)	(311)

Investments, at fair value	$64	$14,718.

Changes in the unrealized holding loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	December 31,
	2011	2010

Balance, beginning of year	(190)	$(235)
Realized loss from securities included in beginning balance	18	43
Gross unrealized holding gains (losses) in equity securities	(23)	31
Deferred income taxes on unrealized holding loss	2	(29)

Balance, end of year	$(193)	$(190)

During 2011, 2010 and 2009, UTMD had proceeds from sales of available-for-sale securities of $15,155, $5,839 and $1,116, respectively.

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

Level 3 -	Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table provides financial assets carried at fair value measured as of December 31 for the past two years:

	Level 1		Levels 2 & 3		Total
	2011	2010	2011	2010	2011	2010
Money market funds	$-	$14,490	-	-	$-	$14,490
Equities	64	228	-	-	64	228
	$64	$14,718	-	-	$64	$14,718

Note 5 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2011	2010

Land	$1,372	$1,381
Buildings and improvements	10,309	10,369
Furniture, equipment and tooling	14,983	14,364
Construction-in-progress	179	65
	26,843	26,179

Accumulated depreciation and amortization	(18,038)	(17,429)

	$8,805	$8,750

Included in the Company’s consolidated balance sheet are the assets of its manufacturing and administrative facilities in Utah, England and Ireland.  Property and equipment, by location, are as follows:

	December 31, 2011
	Utah	England	Ireland	Total

Land	$926	$-	$446	$1,372
Building and improvements	5,589	-	4,720	10,309
Furniture, equipment and tooling	13,456	600	927	14,983
Construction-in-progress	168	-	11	179
Total	20,139	600	6,104	26,843

Accumulated depreciation	(15,582)	(101)	(2,355)	(18,038)

Property and equipment, net	$4,557	$500	$3,748	$8,805

	December 31, 2010
	Utah	Ireland	Total

Land	$926	$455	$1,381
Building and improvements	5,570	4,799	10,369
Furniture, equipment and tooling	13,408	956	14,364
Construction-in-progress	65	-	65
Total	19,969	6,210	26,179

Accumulated depreciation	(15,182)	(2,247)	(17,429)

Property and equipment, net	$4,787	$3,963	$8,750

Note 6 – Acquisition

On March 18, 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  Femcare is best known for its leading global brand the Filshie Clip System – a female surgical contraception device (tubal ligation).  UTMD expects the business combination will provide diversification, expansion and integration benefits that each company separately did not have the opportunity to achieve.  The acquisition was accretive to financial performance in 2011 and UTMD expects that will also be the case in future years.

While UTMD used its best estimates and assumptions as a part of the $41 million purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement.  As a result, during the measurement period, which may be up to one year from the acquisition date, UTMD will record adjustments to the assets acquired and liabilities assumed.  Upon the conclusion of the measurement period or final determination of the values of assets or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to consolidated statements of operations. UTMD believes that the accounting of fixed assets is complete, but liabilities and intangible asset balances remain uncertain.  During the quarter ended December 31, 2011, residual adjustments to initial valuations for prepaid expenses, goodwill and accrued expenses were made, but no adjustment was made to the purchase price or the value of identifiable intangibles.

Note 6 – Acquisition (continued)

A two-year $3.2 million escrow was set aside from the purchase price to back the warranties and representations of the sellers.  The March 18, 2011 purchase price allocation is currently as follows:

Assets Acquired
Accounts receivable	$2,176
Prepaid expenses	773
Inventory	1,319
Property and equipment	606
Identifiable intangibles
Patents	97
Non-compete agreements	162
Trademarks, trade names	11,559
Customer relationships	11,559
Regulatory approvals & product certifications	15,419
Goodwill	8,249
Total assets acquired	51,919

Liabilities Assumed
Accounts payable	1,107
Accrued expenses	644
Deferred tax liability	9,084
Total liabilities assumed	10,835

Net assets acquired	$41,084

With respect to the assets acquired from Femcare, UTMD will amortize the patents and noncompete agreements over 10 and 5 years, respectively.  The remaining $38,537 in identifiable intangibles will be amortized over 15 years.  The $9,084 in deferred tax liability results from the difference between the book basis and tax basis of the accumulated amortization of identifiable intangible assets.  The deferred tax liability will decline to zero over 15 years as the tax basis of the intangibles declines. Goodwill was measured as the excess of the purchase consideration paid over the fair value of the net assets acquired. The $8,249 in goodwill will not be amortized, but will be written down if and when the value becomes impaired.

The Company incurred $341 in acquisition-related expenses, all of which are categorized under General and Administrative expenses in the Consolidated Statements of Income for the year ended December 31, 2011.  A portion, $266, of the acquisition-related expenses was not tax deductible.

Pro forma Information

Revenue for the year ended December 31, 2011 includes revenue from Femcare of $13,275. Net income from Femcare (after tax) in 2011 was $2,326.

Revenue and net income of the combined entity as though the business combination occurred as of the beginning of the reporting period is:

	Year ended December 31, 2011	Year ended December 31, 2010
Revenue	$41,780	$40,488
Net income	8,235	7,027

Pro forma net income of $8,235 for the year ended December 31, 2011 does not include $341 in UTMD legal costs directly attributable to the acquisition, and $1,765 in Femcare expenses for employee shareholder bonuses, loan redemption premium related to termination of ownership, buy-out of warrants, financial advisory fees and an insurance premium for sellers’ liability which are directly attributable to the acquisition.

Note 7 – Long-term Debt

In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan principal in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.15 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below UTMD’s TNW at closing on March 18, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less.

Based on UTMD’s financial position, the bank’s margin was 2.00% at December 31, 2011. The variable portion of the interest rate on $7,000 of the loan was subsequently fixed at 1.79%. The balance on this note at December 31, 2011 was $10,500.

At the same time the Company obtained a $12,934 (£8,000) loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the loan are the same as those listed above for the $14,000 U.S. loan.  The variable portion of interest rate on the loan was subsequently fixed at 2.21%.  The balance on this note at December 31, 2011 was $10,565 (£6,800).

In December 2005, the Company borrowed €4,500 ($5,336) from the Bank of Ireland to finance repatriation of profits achieved since 1996 under The American Jobs Creation Act of 2004.  The loan term is 10-years at an interest rate of 1.10% plus the bank’s money market rate, which is a total of the bank’s cost of funds and cost of liquidity.  The balance on the note at December 31, 2011 was $607 (€468).

The following table shows estimated minimum required principal reduction of the notes during the next five years using the December 31, 2011 interest and currency exchange rates and starting with the December 31, 2011 balance of $21,673:

Year	Payments	Interest	Principal	Ending Balance

2012	$6,139	$709	$5,430	$16,242
2013	5,956	521	5,435	10,807
2014	5,768	328	5,440	5,367
2015	4,525	130	4,395	971
2016	978	7	971	-
Total	$23,366	$1,694	$21,673

Note 8 – Commitments and Contingencies

Operating Leases

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991.  On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index.  The Company leases its Femcare facilities and automobiles for sales representatives in England.  The Company leased its CMI building in Oregon until its lease expired on May 31, 2010.  Rent expense charged to operations under these operating lease agreements was approximately $155, $62 and $114 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2011 were as follows:

Years ending December 31:	Amount

2012	$215
2013	87
2014	45
2015	43
2016	44
Thereafter	720

Total future minimum lease payments	$1,154

Note 8 – Commitments and Contingencies (continued)

Purchase Obligations

The Company has obligations to purchase raw materials for use in its manufacturing operations.  The Company has the right to make changes in, among other things, purchase quantities, delivery schedules and order acceptance.

Product Liability

Except for its Femcare subsidiary, the Company is self-insured for product liability risk. “Product liability” is an insurance industry term for the cost of legal defense and possible damages awarded as a result of use of a company’s product during a procedure which results in an injury of a patient.  The Company maintains a reserve for product liability litigation and damages consistent with its previous long-term experience.  Actual product liability litigation costs and damages during the last three reporting years have been immaterial, which is consistent with the Company’s overall history. Femcare product liability indemnity limit is £5 million each claim and in the annual aggregate.

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

UTMD maintains a warranty reserve when needed to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2011.  Femcare had an established reserve at the time of acquisition by UTMD, which was subsequently eliminated as shown in the table below. The following table summarizes changes to UTMD’s warranty reserve during 2011:

Beginning Balance, January 1, 2011	$0
Changes in Warranty Reserve during 2011:
Aggregate reductions for warranty repairs	-
Aggregate changes for warranties issued during reporting period	(32)
Aggregate changes in reserve related to preexisting warranties	32
Ending Balance, December 31, 2011	$0

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

Note 9 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2011		2010
	Current	Long-term	Current	Long-term

Inventory write-downs and differences due to UNICAP	$76	$-	$69	$-
Allowance for doubtful accounts	22	-	17	-
Accrued liabilities and reserves	127	-	99	-
Other - foreign	108	(75)	-	(81)
Depreciation and amortization	-	(9,285)	-	(674)
Unrealized investment gains	-	123	-	121
Deferred income taxes, net	$333	$(9,237)	$185	$(634)

The components of income tax expense are as follows:

	Years ended December 31,
	2011	2010	2009

Current	$4,287	$3,022	$3,087
Deferred	(621)	4	235

Total	$3,666	$3,026	$3,322

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2011	2010	2009

Federal income tax expense at the statutory rate	$2,650	$2,914	$3,128
State income taxes	257	283	304
Foreign income taxes (blended rate)	877	74	46
ETI, manufacturing deduction and tax credits	(270)	(275)	(193)
Other	152	30	37

Total	$3,666	$3,026	$3,322

The domestic and foreign components of income before income tax expense were as follows:

	Years ended December 31,
	2011	2010	2009
Domestic	$7,795	$8,571	$9,200
Foreign	3,285	469	380

Total	$11,080	$9,041	$9,580

Note 10 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 1,011,759 shares of common stock, of which 228,306 are outstanding as of December 31, 2011.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of shareholder value.  Changes in stock options were as follows:

	Shares	Price Range Per Share
2011
Granted	67,200	$26.52 -	$26.75
Expired or canceled	24,612	24.00 -	31.33
Exercised	21,220	9.13 -	25.59
Total outstanding at December 31	238,306	15.01 -	31.33
Total exercisable at December 31	172,027	15.01 -	31.33

2010
Granted	7,700	$28.06 -	$28.06
Expired or canceled	5,243	17.71 -	31.33
Exercised	27,230	6.75 -	28.13
Total outstanding at December 31	216,938	9.13 -	31.33
Total exercisable at December 31	173,178	9.13 -	31.33

2009
Granted	56,600	$24.00 -	$24.00
Expired or canceled	6,712	18.00 -	31.33
Exercised	16,434	6.50 -	25.59
Total outstanding at December 31	241,711	6.75 -	31.33
Total exercisable at December 31	167,501	6.75 -	31.33

For the years ended December 31, 2011, 2010 and 2009, the Company reduced current income taxes payable and increased additional paid-in capital by $34, $38 and $14, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2011, the Company recognized $95 in equity compensation cost, compared to $83 in 2010 and $98 in 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2011	2010	2009

Expected dividend amount per quarter	$0.2449	$0.2471	$0.2466
Expected stock price volatility	22.8%	22.0%	21.6%
Risk-free interest rate	1.19%	2.08%	1.76%
Expected life of options	3.6 years	4.5 years	4.7 years

The per share weighted average fair value of options granted during 2011, 2010 and 2009 is $3.09, $3.71 and $2.62, respectively.

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

Note 10 – Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2011:

		Options Outstanding		Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$15.01 - 24.02	96,669	4.28	$22.11	81,680	$21.76
25.59 - 25.59	45,562	2.08	25.59	45,562	25.59
26.52 - 31.33	96,057	7.48	28.21	44,785	29.91

$15.01 - 31.33	238,306	5.15	$25.23	172,027	$24.90

Note 11 – Geographic Sales Information

The Company had sales in the following geographic areas:

	United States	Europe	Other

2011	$18,853	$7,821	$11,186
2010	17,431	3,367	4,323
2009	18,626	3,030	4,260

Note 12 – Revenues by Product Category

The Company had revenues in the following product categories:

Product Category	2011	2010	2009

Obstetrics	$5,742	$5,940	$6,543
Gynecology/Electrosurgery/Urology	19,196	5,888	6,220
Neonatal	6,951	7,295	7,252
Blood Pressure Monitoring and Accessories	5,971	5,998	5,902

Note 13 - Product Sale and Purchase Commitments

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

In 2009 and 2010 there were no patents under which UTMD received royalties from other parties. In 2011, UTMD received royalties of $70 for the use of intellectual property of Filshie Clip System as part of Femcare’s exclusive U.S. distribution agreement with Cooper Surgical, Inc.

Note 14 – Employee Benefit Plans

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and contributory retirement plans for Irish and English employees.  The Company’s matching contribution is determined annually by the board of directors.  Company contributions were approximately $209, $103 and $106 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 15 – Fair Value Financial Instruments

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes.  Detail on investments is provided in note 3 above.  The Company estimates that the fair value of all financial instruments at December 31, 2011 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 16 – Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

Note 17 – Subsequent Events

The Company evaluated its December 31, 2011 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

During 2011, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2011, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2011.  Jones Simkins, P.C., the independent registered public accounting firm of the Company, has audited the effectiveness of the Company's internal control over financial reporting. Management's report, and the report of Jones Simkins, P.C. appear on pages 34 and 35 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2011, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2012 annual meeting of shareholders under the captions,

•	“PROPOSAL NO. 1. ELECTION OF DIRECTORS: General,” and “Directors and Nominees,”
•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS,” and
•	“EXECUTIVE OFFICER COMPENSATION: 2011 Director Compensation,”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2012 annual meeting of shareholders under the captions,

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement of the registrant for the 2012 annual meeting of shareholders under the captions,

•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and
•	“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2012 annual meeting of shareholders under the captions,

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”
•	“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2012 annual meeting of shareholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2012 annual meeting of shareholders under the caption “PROPOSAL NO 2. RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: Fees billed by Jones Simkins P.C.,” “Audit Committee Policy and Approval,” and “Auditor Independence” are incorporated herein by reference.

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

3.     Exhibits.

Exhibit #	SEC Reference #	Title of Document	Location
1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3	3	Bylaws	Incorporated by Reference (2)
4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (3)
5	4	Designation of Rights, Privileges, and Preferences of Series “A” Preferred Stock	Incorporated by Reference (2)
6	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
7	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
8	10	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (5)
9	10	Loan Agreement, signed 6-December-2005 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (6)
10	10	Amendment to Loan Agreement, dated 12-March-2008 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (7)
11	10	Guarantee and Indemnity, dated 13-June-2008, by Utah Medical Products, Inc. to Bank of Ireland	Incorporated by Reference (7)
12	10	Agreement relating to the sale and purchase of the whole of the issued share capital of Femcare Group Limited dated 18 March 2011	Incorporated by Reference (8)
13	10	Credit Agreement dated as of March 17, 2011 among Utah Medical Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Lender	Incorporated by Reference (8)
14	10	Facility Agreement dated 18 March 2011 for Femcare Group Limited as Borrower with JPMorgan Chase Bank, N.A., London Branch as Lender	Incorporated by Reference (8)
15	10	Summary of Officer and Director Compensation	This Filing
16	21	Subsidiaries of Utah Medical Products, Inc.	Incorporated by Reference (9)

Exhibit #	SEC Reference #	Title of Document	Location
17	23	Consent of Jones Simkins, P.C., Company’s independent auditors for the years ended December 31, 2010, December 31, 2009 and December 31, 2008	This Filing
18	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
19	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
20	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
21	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
101.ins		XBRL Instance Document	This Filing
101.xsd		XBRL Taxonomy Extension Schema Document	This Filing
101.cal		XBRL Taxonomy Extension Calculation Linkbase Document	This Filing
101.def		XBRL Taxonomy Extension Definition Linkbase Document	This Filing
101.lab		XBRL Taxonomy Extension Label Linkbase Document	This Filing
101.pre		XBRL Taxonomy Extension Presentation Linkbase Document	This Filing
* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company’s registration statement on form S-8 filed with the Commission effective February 10, 1995.

(3)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on October 1, 2004.

(4)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(5)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(6)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on December 12, 2005.

(7)	Incorporated by reference from the Company’s annual report on form 10-K/A filed with the Commission for the year ended December 31, 2008.

(8)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on March 23, 2011.

(9)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 9th day of March, 2012.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 9th day of March, 2012.

By:	/s/ James H. Beeson
James H. Beeson, Director

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell, Chief Executive Officer & Director

By:	/s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By:	/s/ Barbara A. Payne
Barbara A. Payne, Director

By:	/s/ Paul O. Richins
Paul O. Richins, Principal Financial and Accounting Officer & Director