Form 10-Q
period 2012-03-31
UTAH MEDICAL PRODUCTS INC
filed 2012-05-09
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2012	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah 84047
Address of principal executive offices

Registrant's telephone number:	(801) 566-1200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2012:    3,672,740

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2012 AND DECEMBER 31, 2011
(in thousands)
	(unaudited)	(audited)
ASSETS	MARCH 31, 2012	DECEMBER 31, 2011

Current assets:
Cash	$8,159	$6,534
Investments, available-for-sale	80	64
Accounts & other receivables - net	6,065	4,734
Inventories	4,835	5,005
Other current assets	854	678
Total current assets	19,992	17,016

Property and equipment - net	8,813	8,805

Goodwill	15,348	15,120

Other intangible assets	40,535	39,461
Other intangible assets - accumulated amortization	(4,721)	(4,012)
Other intangible assets - net	35,814	35,449

TOTAL	$79,967	$76,389

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,245	$925
Accrued expenses	5,073	3,276
Current portion of notes payable	5,485	5,430
Total current liabilities	11,802	9,631

Notes payable	14,042	16,242

Deferred tax liability - intangible assets	8,379	8,549
Other long term liabilities	505	522
Deferred income taxes	709	688
Total liabilities	35,437	35,632

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - March 31, 2012, 3,668 shares and December 31, 2011, 3,640 shares	37	36
Accumulated other comprehensive loss	(1,704)	(2,906)
Additional paid-in capital	1,381	721
Retained earnings	44,816	42,904
Total stockholders' equity	44,530	40,757

TOTAL	$79,967	$76,389

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(in thousands, except per share amounts)
(unaudited)
	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
Sales, net	$11,206	$6,793

Cost of goods sold	4,467	3,083

Gross profit	6,738	3,710

Operating expense

Selling, general and administrative	2,478	1,451
Research & development	146	101

Total	2,623	1,552

Operating income	4,115	2,158

Other income (expense)	(178)	(15)

Income before provision for income taxes	3,937	2,142

Provision for income taxes	1,148	806

Net income	$2,789	$1,336

Earnings per common share (basic)	$0.76	$0.37

Earnings per common share (diluted)	$0.76	$0.37

Shares outstanding - basic	3,649	3,620

Shares outstanding - diluted	3,675	3,632

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(in thousands - unaudited)

	MARCH 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,789	$1,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	169	163
Amortization	651	101
Gain on investments	-	(6)
Provision for losses on accounts receivable	7	4
Deferred income taxes	(251)	-
Stock-based compensation expense	20	24
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,227)	323
Accrued interest and other receivables	(49)	(52)
Inventories	229	(203)
Prepaid expenses and other current assets	(70)	(105)
Accounts payable	309	345
Accrued expenses	882	383
Deferred revenue	(25)	-
Other liability	-	449
Total adjustments	646	1,427
Net cash provided by operating activities	3,434	2,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(61)	(19)
Intangible assets	(1)	(5)
Purchases of investments	-	(500)
Proceeds from sale of investments	-	15,155
Net cash paid in acquisition	-	(41,084)
Net cash used in investing activities	(62)	(26,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	585	36
Common stock purchased and retired	-	-
Tax benefit attributable to exercise of stock options	55	10
Proceeds from notes payable	-	26,934
Repayment of notes payable	(2,464)	(132)
Payment of dividends	-	-
Net cash provided by (used in) financing activities	(1,824)	26,849

Effect of exchange rate changes on cash	76	30

NET INCREASE IN CASH	1,624	3,190

CASH AT BEGINNING OF PERIOD	6,534	3,818

CASH AT END OF PERIOD	$8,159	$7,008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	189	51

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)       The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2011.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

(2)       Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Finished goods	$1,926	$2,518
Work-in-process	1,152	795
Raw materials	1,757	1,692
Total	$4,835	$5,005

(3)      Stock-Based Compensation.  At March 31, 2012, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In first quarter (1Q) 2012, the Company recognized $20 in stock based compensation cost, compared to $24 in 1Q 2011.

(4)      Comprehensive Income.  Comprehensive income for the three months ending March 31, 2012 and 2011 was $3,526 and $1,368, net of provision for income taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of $728 and $20 in 2012 and 2011, respectively, and unrealized holding gains of $9 and $12 in 2012 and 2011, respectively.

(5)      Acquisition.  On March 18, 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  The acquisition was accretive to financial performance in 1Q 2011 and 1Q 2012.

A one-year measurement period was initially established during which UTMD could make residual adjustments to valuations of assets and liabilities. No adjustments were made in 1Q 2012, and the adjustment period has now expired.

A two-year $3.2 million escrow was set aside from the purchase price to back the warranties and representations of the sellers.  No claims against the escrow have been made by UTMD.

The Company incurred $259 in acquisition-related expenses in 1Q 2011, all of which were categorized under General and Administrative expenses in the Consolidated Statements of Income.  A portion, $245, of the 1Q 2011 acquisition-related expenses was not tax deductible.

Proforma Information

Revenue for the quarter ended March 31, 2012 includes revenue from Femcare of $5,065. Net income from Femcare (after tax) in 1Q 2012 was $1,479.  Revenue for the quarter ended March 31, 2011 includes revenue from Femcare during the period after acquisition of $491. Net income from Femcare (after tax) during the period after acquisition in 1Q 2011 was $76.

Revenue and net income of the combined entity as though the business combination occurred as of the beginning of the reporting period is:

	Three months ended March 31, 2012 (as reported)	Three months ended March 31, 2011
Revenue	$11,206	$10,712
Net income	2,789	2,259

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

The March 18, 2011 purchase price was allocated as follows:

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

(6)      Notes payable.  In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan principal in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.15 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below UTMD’s TNW at closing on March 18, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less. UTMD is in compliance with all of the loan financial covenants at March 31, 2012. Based on UTMD’s financial position, the bank’s margin was 2.00% at March 31, 2012. The principal balance on this note at March 31, 2012 was $8,800.

In March 2011, the Company also obtained a $12,934 (£8,000) loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the UK loan are the same as those listed above for the $14,000 U.S. loan.  The principal balance on this note at March 31, 2012 was $10,230 (£6,400).

In December 2005, the Company borrowed €4,500 ($5,336) from the Bank of Ireland to finance repatriation of profits achieved from 1996 through 2005 under The American Jobs Creation Act of 2004.  The loan term is 10-years at an interest rate of 1.10% plus the bank’s money market rate, which is a total of the bank’s cost of funds and cost of liquidity.  The balance on the note at March 31, 2012 was €373 ($497).

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at January 1, 2012 or March 31, 2012.

(8)       Investments.  As of March 31, 2012, the Company’s investments are in Citigroup (C) and General Electric (GE).  Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	1Q 2012	1Q 2011
Balance, beginning of period	$(193)	$(190)
Realized loss from securities included in beginning balance	-	18
Gross unrealized holding gains (losses), in equity securities	15	1
Deferred income taxes on unrealized holding (gain) loss	(5)	(7)
Balance, end of period	$(183)	$(178)

(9)       Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of March 31, 2012:

		Fair Value Measurements Using
Description	Total Fair Value at 3/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$80	$80	$0	$0

(10)     Subsequent Events. UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General
UTMD manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2011 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations
a)   Overview
In the first calendar quarter (1Q) of 2012, UTMD achieved substantial growth in revenues and profits compared to the same quarter in the prior year. Changes in income statement measures for 1Q 2012 compared to 1Q 2011 follow:

	1Q 2012	1Q 2011	change
Net Sales	$11,206	$6,793	+65%
Gross Profit	6,738	3,710	+82%
Operating Income	4,115	2,158	+91%
Income Before Tax	3,937	2,142	+84%
Net Income	2,789	1,336	+109%
Earnings per Share	.759	.368	+106%

 On March 18, 2011, UTMD acquired Femcare Holdings Ltd. (“Femcare”) (See note 5). The comparison between 1Q 2012 and 1Q 2011 is skewed by the fact that only a few days of business activity of Femcare is included in 1Q 2011 financial results. In addition, in 1Q 2011 there were substantial acquisition expenses which were not repeated in 1Q 2012 results.

As noted above, results for any given three month period in comparison with any previous three month period may not be indicative of comparative results for the year as a whole.  This might be particularly applicable to 1Q 2012 results. In 1Q 2012, a couple of UTMD’s largest OEM/international distributor customers purchased substantially more than their prior quarterly averages. With the addition of Femcare, UTMD has a greater proportion of its total sales each quarter going to OEM customers and/or international distributors which purchase in larger order quantities, and/or at less frequent intervals, than end-users do. For example, in the year just prior to UTMD acquiring Femcare, OEM and international distributor sales were about 36% of total sales. In 1Q 2012, OEM and international distributor sales (non-end user sales) were about 50% of total sales. Looking forward, this will result in more choppy revenues quarter-to-quarter than in the past. Considering the 1Q 2012 revenue results, UTMD expects that 2Q 2012 sales may be closer to $10 million.

 The important indication that the 1Q 2012 results provide is the leverage in profits which occurs when UTMD’s sales increase.  Previously, UTMD projected eps for the year 2012 in the range of $2.35 – $2.40, a 15% – 18% increase compared to 2011.  The excellent 1Q 2012 results allows management to bump the estimate up to $2.40 - $2.45, an 18% - 20% increase compared to 2011.

 As an alternative comparison, the following table compares 1Q 2012 performance with the average quarterly performance during the last three quarters of 2011, during which time Femcare’s trading results were fully part of UTMD’s financial results:

	1Q 2012	Quarterly Average 2Q 2011 – 4Q 2011	change
Net Sales	$11,206	$10,356	+8%
Gross Profit	6,738	6,230	+8%
Operating Income	4,115	3,228	+27%
Income Before Tax	3,937	2,979	+32%
Net Income	2,789	2,026	+38%
Earnings Per Share	.759	.555	+37%

A comparison of profit margins for 1Q 2012 compared to 1Q 2011 and to the average for the last three quarters of 2011 follows:

	1Q 2012 (JAN – MAR)	2Q 2011 – 4Q 2011 (APR – DEC)	1Q 2011 (JAN – MAR)
Gross Profit Margin (gross profits/ sales):	60.1%	60.2%	54.6%
Operating Profit Margin (operating profits/ sales):	36.7%	31.2%	31.8%
Net Profit Margin (profit after taxes/ sales):	24.9%	19.6%	19.7%

 UTMD’s gross profit margin (GPM) improved primarily because of the addition of higher margin Femcare device sales.

 Operating expenses were $2,623 in 1Q 2012 (23.4% of sales), compared to $1,552 in 1Q 2011 (22.8% of sales). Average quarterly operating expenses over the last three quarters of 2011 were $3,002 (29.0% of sales). Operating expenses in 1Q 2012 included $635 (5.7% of sales) of expense from the amortization of identifiable intangible assets resulting from the Femcare acquisition, which were only $95 (1.4% of sales) in 1Q 2011.  Femcare acquisition transaction costs of $259 were included in G&A expenses in 1Q 2011. UTMD’s operating profit margin (OPM), operating income divided by sales, improved in 1Q 2012 compared to 1Q 2011 as a result of the improvement in GPM combined with the lack of the Femcare acquisition expenses which were incurred in the previous year. The OPM improved compared to the previous three quarters due to 1) higher sales volume over which operating expenses were spread, and 2) the assimilation of previous Femcare G&A expenses into UTMD’s expense structure.

           Income before taxes (EBT) result from subtracting net non-operating expense (NOE) from operating income.  EBT increased $1,795 in 1Q 2012 compared to 1Q 2011.  NOE in 1Q 2012 was $178 compared to $15 in 1Q 2011. The difference was primarily due to interest on loans obtained to help finance the acquisition of Femcare. 1Q 2012 interest expense was $189. 1Q 2011 interest expense was $51.

 Net Income increased $1,452 in 1Q 2012 compared to 1Q 2011. UTMD’s net profit margin (NPM), net income divided by sales, was 24.9% in 1Q 2012 compared to 19.7% in 1Q 2011.  The substantial improvement in 1Q 2012 NPM compared to the prior period was due to the improvement in OPM described above, progressively lower interest expense as UTMD repaid debt it obtained when financing the Femcare acquisition, a shift in profit mix toward lower taxed sovereignties and a lower corporate income tax rate in the UK.

 Earnings per share (EPS) increased slightly less than the net income percentage increase due to the exercise of employee options and the higher dilution factor applied to unexercised options as a result of a higher average market price of UTMD stock. Diluted shares used to calculate EPS increased to 3,674,900 in 1Q 2012 from 3,631,800 in 1Q 2011.  The number of shares added as a dilution factor in 1Q 2012 was 25,900 compared to 11,800 in 1Q 2011.

 There were a few significant changes in UTMD’s Balance Sheet at March 31, 2012 from December 31, 2011 and from March 31, 2011.  March 31, 2011 was shortly after UTMD’s acquisition of Femcare. From a year earlier, current assets increased almost $2.4 million (including an increase in cash & investments of $1.1 million), intangible assets declined $3.6 million and debt principal declined $8.4 million. Shareholders’ Equity increased $6.1 million net of cash payments of dividends to shareholders of $3.4 million. In the four calendar quarters following the acquisition, UTMD repaid 29% of the loan principal provided by JP Morgan Chase to acquire Femcare.

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

 Total 1Q 2012 sales were up $4,413 (65%) from 1Q 2011.  This was due to the fact that Femcare only contributed to sales in 1Q 2011 after March 18.  Femcare’s sales in 1Q 2012 were $5,065 compared to $491 in 1Q 2011.  Comparing 1Q 2012 to 1Q 2011 global sales in product categories, blood pressure monitoring device/ component (BPM) sales were up 2%, neonatal device sales were down 6%, gynecology/ electrosurgery (Gyn/ES) device sales were up 238% and obstetrics device sales were down 13%.  Femcare sales are included in the Gyn/ES category.

 International sales were up 116%, and domestic sales were up 34% compared to 1Q 2011.  International sales were 50% of total consolidated 1Q 2012 sales compared to 38% in 1Q 2011. UTMD’s Ireland subsidiary’s 1Q 2012 trade shipments were up 41% in USD terms and 47% in EURO terms compared to 1Q 2011, allowing it to reduce inventories that had been accumulating during more slack demand in 2011.

  Compared to 1Q 2011, 1Q 2012 domestic direct sales of finished devices to U.S. end-users were 9% lower, as hospital utilization rates of specialty devices declined. Domestic OEM sales in 1Q 2012 increased 595% compared to 1Q 2011.  In 1Q 2011, there were no sales to UTMD’s current largest domestic OEM customer, CooperSurgical, Inc. (Cooper).  Femcare has a U.S. distribution agreement with Cooper for its Filshie Clip System. As a good example of the uneven quarterly demand pattern that can occur with OEM customers, UTMD projects that Cooper will purchase more than $1 million less in 2Q 2012 than it did in 1Q 2012.

The following table provides sales dollar amounts divided into general product categories for total sales and the subset of international sales:

Global revenues by product category:
	1Q 2012%		1Q 2011%
Obstetrics	$1,283	12	$1,473	22
Gynecology/ Electrosurgery/ Urology	6,655	59	1,970	29
Neonatal	1,602	14	1,711	25
Blood Pressure Monitoring and Accessories*	1,666	15	1,638	24
Total:	$11,206	100	$6,793	100
*includes molded components sold to OEM customers.

International revenues by product category:

	1Q 2012%		1Q 2011%
Obstetrics	$166	3	$200	8
Gynecology/ Electrosurgery/ Urology	3,922	70	954	37
Neonatal	270	5	282	11
Blood Pressure Monitoring and Accessories*	1,211	22	1,149	44
Total:	$5,569	100	$2,585	100
*includes molded components sold to OEM customers.

c)    Gross Profit
  UTMD’s average gross profit margin (GPM), gross profits as a percentage of sales, was 60.1% in 1Q 2012, compared to 54.6% 1Q 2011.  The GPM improvement was primarily due to the product mix shift to Femcare devices with higher average GPM.

  OEM sales are sales of UTMD finished devices, subassemblies and components that are marketed by other companies as part of their product offerings.  UTMD utilizes OEM sales as a means to help maximize utilization of its capabilities established to satisfy its direct sales business.  As a general rule, prices for OEM sales expressed as a multiple of direct variable manufacturing expenses are lower than for direct sales because, in the OEM and international third party distributor channels, UTMD’s business partners incur significant expenses of sales and marketing.  Because of UTMD’s small size and period-to-period fluctuations in OEM business activity, allocation of fixed manufacturing overhead expenses cannot be meaningfully allocated between direct and OEM sales.  Therefore, UTMD does not report GPM by sales channels.

d)    Operating Income
  Operating income is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Consolidated operating expenses were $2,623 in 1Q 2012 (23.4% of sales), compared to $1,552 in 1Q 2011 (22.8% of sales), $1,071 higher due to a full quarter of Femcare operating expenses in 1Q 2012 compared to just 10 days in 1Q 2011. The 1Q 2012 operating profit margin (OPM), operating income divided by sales, was 36.7% compared to 31.8% in 1Q 2011. The 1Q 2012 OPM improved compared to 1Q 2011 due to 1) a higher GPM, 2)  higher sales volume over which consolidated operating expenses were spread, and 3) the assimilation of previous Femcare G&A expenses into UTMD’s expense structure.

 Consolidated S&M expenses in 1Q 2012 were $651 (5.8% of sales) compared to $458 (6.7% of sales) in 1Q 2011.   S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s products since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have third party group purchasing organization agreements in the U.S. and UK under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of videotapes and other instruction materials developed for the use of its products. UTMD provides customer support from offices in the U.S., UK, Ireland and Australia by telephone, and employed representatives on a geographically dispersed basis, to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians. All inservice and training expenses are routinely expensed as they occur.  Except for the consulting services of independent practitioners, all of these services are allocated from fixed S&M overhead costs included in Operating Expenses.  Historically, marginal consulting costs have been immaterial to financial results.

 R&D expenses in 1Q 2012 were $146 (1.3% of sales) compared to $101 (1.5% of sales) in 1Q 2011.  The increase was due to additional projects related to the Femcare acquisition.

 Consolidated G&A expenses in 1Q 2012 were $1,827 (16.3% of sales) compared to $994 (14.6% of sales) in 1Q 2011.  The G&A expenses in 1Q 2012 included $635 (5.7% of sales) of expense from the amortization of identifiable intangible assets resulting from the Femcare acquisition, which were only $95 (1.4% of sales) in 1Q 2011.  Acquisition expenses of $251 (3.7% of sales) were included in 1Q 2011 G&A operating expenses.  There were no acquisition expenses in 1Q 2012.   In addition to litigation costs, G&A expenses include the cost of outside financial auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost. Option compensation expense included in G&A expenses was $20 in 1Q 2012 compared to $24 in 1Q 2011.

	1Q 2012	1Q 2011
S&M Expense	$651	$458
R&D Expense	146	101
G&A Expense	1,827	994
Total Operating Expenses:	$2,623	$1,552

e)    Non-operating income/ expense
  Non-operating expense (NOE) includes loan interest, bank fees and excise taxes minus non-operating income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology. NOE in 1Q 2012 was $178 compared to $15 in 1Q 2011. The increase was primarily due to interest on loans obtained to help finance the acquisition of Femcare. 1Q 2012 interest expense was $189. 1Q 2011 interest expense was $51.  On March 18, 2011, UTMD borrowed £8,000 ($12,934) in the UK and $14,000 in the U.S. from JP Morgan Chase Bank to help fund the Femcare acquisition. The principal balance on those loans as of March 31, 2012 was £6,400 ($10,230) and $8,800, respectively.  The principal balance on the Bank of Ireland €4,500 ($5,336) loan initiated in 2005 was €373 ($497) on March 31, 2012.

f)    Income Before Income Taxes
 Income before taxes (EBT) results from subtracting UTMD’s NOE from its operating income. 1Q 2012 consolidated EBT was $3,937 (35.1% of sales) compared to $2,142 (31.5% of sales) in 1Q 2011. The increase in EBT was due to an increase in foreign subsidiary income. The EBT of UTMD Ltd. (Ireland) was €122 in 1Q 2012 (14.3% of sales) compared to €66 (11.2% of sales) in 1Q 2011. The EBT of Femcare (Femcare-Nikomed, Ltd., UK and Femcare Australia) was £1,277 (37.5% of sales) in 1Q 2012 compared to £66 (21.6% of sales) in 1Q 2011.  Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2012 and last twelve months consolidated EBT plus interest expense were $4,966 and $17,293, respectively.

g)    Net Income
  UTMD’s consolidated net income was $2,789 (24.9% of sales) in 1Q 2012 compared to $1,336 (19.7% of sales) in 1Q 2011.  The substantial improvement in 1Q 2012 NPM (net income divided by sales) compared to 1Q 2011 was due to the improvement in OPM described above, a shift in profit mix toward lower taxed sovereignties and a lower corporate income tax rate in the UK.  The average consolidated income tax provisions (as a % of EBT) in 1Q 2012 and 1Q 2011 were 29.2% and 37.6%, respectively.  The lower tax provision rate in 1Q 2012 compared to 1Q 2011 was the result of the added portion of earnings before tax from Femcare (UK and Australia), and a lower UK income tax rate. The corporate income tax rate in the UK changed from 28% to 26% on April 1, 2011. The income tax rate in Australia has been and remains 30%. UTMD’s combined state and federal income tax rate in the U.S. is about 36% after all allowable deductions.

  Because Femcare was acquired near the end of 1Q 2011 and UTMD Ltd (Ireland)’s performance was lower in 2011, almost all of earnings before income taxes in 1Q 2011 were taxed at the U.S. rate, the highest corporate income tax of all the sovereignties in which UTMD now pays income taxes: Australia, Ireland, the UK and the U.S. In addition, almost all of the acquisition expenses in 1Q 2011 were not tax deductible.  In 1Q 2012, a greater contribution to EBT by UTMD Ltd (Ireland) at the lowest tax rate of all, 10% on profits generated from export of goods manufactured in Ireland, in addition to improved profitability in the UK, reduced the average tax provision rate further. As of April 1, 2012, the UK corporate tax rate was reduced again, from 26% to 25%.

h)   Earnings Per Share
 Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Diluted EPS were $0.759 in 1Q 2012 compared to $0.368 in 1Q 2011.

1Q 2012 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,674,900 compared to 3,631,800 shares in 1Q 2011.  Employees and directors exercised options for 31,141 shares in 1Q 2012.  Options outstanding at March 31, 2012 were 202,000 shares at an average exercise price of $25.75 per share, including shares awarded but not vested. This compares to 278,800 unexercised option shares outstanding at March 31, 2011.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 25,900 shares to actual weighted average shares outstanding in 1Q 2012 compared to 11,800 in 1Q 2011.  Actual outstanding common shares as of the end of 1Q 2012 were 3,668,200 compared to 3,621,400 at the end of 1Q 2011.  The Company did not repurchase any of its shares in the open market in 1Q 2012 or in calendar year 2011. UTMD retains its program for repurchasing shares when they seem substantially undervalued.

i)     Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Annualized ROE in 1Q 2012 was 26%, compared to 13% in 1Q 2011.  Both periods did not include a dividend payment.  The dividend that normally would have been paid in early January was paid in late December of both prior years. The higher ROE in 1Q 2012 was due primarily to higher net income.

Liquidity and Capital Resources

j)    Cash flows
Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash operating expenses along with changes in working capital, totaled $3,434 in 1Q 2012 compared to $2,764 in 1Q 2011.  The most significant differences in the two periods were a net income increase of $1,452, benefits to cash of $550 from increased amortization and $500 from increased accrued expenses, offset by a $1,550 use of cash from a larger increase in accounts receivable in 1Q 2012.

The Company’s payment of $41,084 to acquire Femcare in 1Q 2011 was the most significant use of cash in either period.  UTMD liquidated a net of $14,655 of investments to help finance the acquisition.  Capital expenditures for property and equipment were $61 in 1Q 2012, compared to $19 in 1Q 2011. The Company borrowed $26,934 in 1Q 2011 to help finance the purchase of Femcare.

In 1Q 2012, UTMD received $585 and issued 28,172 shares of stock upon the exercise of employee and director stock options, net of 2,969 shares retired upon employees trading those shares in payment of the stock option exercise price.  Option exercises in 1Q 2012 were at an average price of $21.64 per share.  In comparison, the Company received $36 from issuing 2,562 shares of stock on the exercise of employee stock options in 1Q 2011. UTMD did not repurchase any of its own shares of stock in the open market during either 1Q 2012 or 1Q 2011.

UTMD repaid $2,464 on its notes during 1Q 2012, compared to $132 during 1Q 2011.  All of UTMD’s notes are scheduled to be repaid by April, 2016. UTMD did not make cash dividend payments during either 1Q 2012 or 1Q 2011.

Management believes that income from operations and effective management of working capital will provide the liquidity needed to finance its internal growth plans.  Planned capital expenditures during the remainder of 2012 are expected to be less than depreciation of current PP&E.  The Company will continue to keep facilities, equipment and tooling in good working order.  In addition, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, an acquisition that might strategically fit UTMD’s business and be accretive to performance.

k)   Assets and Liabilities
March 31, 2012 total assets increased $3,578 from December 31, 2011, with $1,640 of the increase coming from higher cash and investments and $1,331 from increases in accounts and other receivables.  Inventories decreased $170 and other current assets increased $176 during 1Q 2012.  Inventory and receivables balances were within management’s productivity targets.

Working capital (current assets minus current liabilities) was $8,190 at March 31, 2012, compared to $7,385 at December 31, 2011.  Current liabilities increased $2,172, including a $1,797 increase in accrued liabilities.  The accrued liabilities increase was due to 1) the 1Q 2012 quarterly dividend payment to shareholders of $878 accrued but not paid until after March 31, whereas the 4Q 2011 dividend payment was paid before December 31, and 2)  the 1Q 2012 estimated income taxes were not due to be paid until April 15, whereas the estimated taxes in 4Q 2012 were paid by December 15.  UTMD believes that its working capital remains sufficient to meet normal operating needs, debt service requirements and cash dividend payments to shareholders.

Intangible assets increased $593.  The increase was due to a weaker U.S. Dollar relative to the Pound Sterling at March 31, 2012 compared to December 31, 2011. Amortization of identifiable intangible assets was $635 in 1Q 2012.  At March 31, 2012, net intangible assets including goodwill were 64% of total assets compared to 66% at year-end 2011.

Net property and equipment increased $9 in 1Q 2012.  Depreciation of $169 exceeded capital expenditures of $61.

UTMD’s principal balance of debt at March 31, 2012 was 1) $8,800 to Chase in the U.S., of which $6,000 is long term debt, 2) $10,230 (£6,400) to JP Morgan Chase in the U.K., of which $7,672 (£4,800) is long term debt, and 3) $497 (€373) to the Bank of Ireland, of which $370 (€277) is long term debt.  The JP Morgan Chase loan principal balances at March 31, 2012 declined $1,700 in the U.S. and £400 in the UK from the end of 2011.  The March 31, 2012 Ireland note principal balance declined €95 from the end of 2011.  The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $8,379 at March 31, 2012.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the identifiable intangible assets. UTMD’s total debt ratio (total liabilities/ total assets) as of March 31, 2012 was 44% compared to 47% on December 31, 2011.  UTMD’s total debt ratio on March 31, 2011 was 53%.

l)      Management's Outlook.
As outlined in its December 31, 2011 10-K report, UTMD’s plan for 2012 is to

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

Management believes it remains on track after 1Q 2012 to accomplish its previously stated objectives for 2012.

m)   Accounting Policy Changes.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7501, .7707 and .7059 EUR per USD as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.  Exchange rates were .6256, .6436 and .6223 GBP per USD as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively.  Exchange rates were .9646, 1.0251 and .9661 AUD per USD on March 31, 2012, December 31, 2011 and March 31, 2011, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable and by converting currencies to USD as transactions occur.

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

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation for which the Company believes the outcome may be material to its financial results.

Item 1A.           Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 1Q 2012.

Item 6.  Exhibits

Exhibit #	SEC Reference #	Title of Document

1	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
2	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
5	101 ins	XBRL Instance
6	101.xsd	XBRL Schema
7	101.cal	XBRL Calculation
8	101.def	XBRL Definition
9	101.lab	XBRL Label
10	101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/9/12	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 5/9/12	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer