Form 10-Q
period 2012-06-30
UTAH MEDICAL PRODUCTS INC
filed 2012-08-08
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2012	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
            Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:                                                      (801) 566-1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2012: 3,688,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2012 AND DECEMBER 31, 2011
(in thousands)

	(unaudited)	(audited)
ASSETS	JUNE 30, 2012	DECEMBER 31, 2011

Current assets:
Cash	$7,913	$6,534
Investments, available-for-sale	71	64
Accounts & other receivables - net	5,089	4,734
Inventories	4,834	5,005
Other current assets	744	678
Total current assets	18,652	17,016

Property and equipment - net	8,532	8,805

Goodwill	15,194	15,120

Other intangible assets	39,813	39,461
Other intangible assets - accumulated amortization	(5,310)	(4,012)
Other intangible assets - net	34,502	35,449

TOTAL	$76,880	$76,389

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,352	$925
Accrued expenses	3,991	3,276
Current portion of notes payable	5,406	5,430
Total current liabilities	10,750	9,631

Notes payable	11,154	16,242

Deferred tax liability - intangible assets	8,216	8,549
Other long term liabilities	495	522
Deferred income taxes	717	688
Total liabilities	31,332	35,632

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - June 30, 2012, 3,685 shares and December 31, 2011, 3,640 shares	37	36
Accumulated other comprehensive loss	(2,657)	(2,906)
Additional paid-in capital	1,836	721
Retained earnings	46,332	42,904
Total stockholders' equity	45,548	40,757

TOTAL	$76,880	$76,389

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Sales, net	$10,025	$10,377	$21,230	$17,170

Cost of goods sold	3,954	4,117	8,421	7,200

Gross profit	6,071	6,260	12,809	9,969

Operating expense

Selling, general and administrative	2,372	2,879	4,850	4,330
Research & development	147	148	293	248

Total	2,519	3,027	5,143	4,579

Operating income	3,552	3,233	7,667	5,390

Other income (expense)	(122)	(281)	(300)	(296)

Income before provision for income taxes	3,430	2,952	7,367	5,094

Provision for income taxes	1,029	970	2,177	1,776

Net income	$2,401	$1,982	$5,190	$3,319

Earnings per common shares (basic)	$0.65	$0.55	$1.42	$0.92

Earnings per common share (diluted)	$0.65	$0.54	$1.41	$0.91

Shares outstanding - basic	3,678	3,626	3,663	3,623

Shares outstanding - diluted	3,711	3,645	3,694	3,638

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011
(in thousands - unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,190	$3,319
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	334	354
Amortization	1,305	767
Gain on investments	-	(6)
Provision for losses on accounts receivable	8	8
(Gain)/Loss on disposal of assets	-	-
Deferred income taxes	(428)	(174)
Stock-based compensation expense	38	49
Changes in operating assets and liabilities:
Accounts receivable - trade	(275)	429
Accrued interest and other receivables	(89)	(40)
Inventories	183	(531)
Prepaid expenses and other current assets	62	43
Accounts payable	429	(174)
Accrued expenses	(170)	(26)
Deferred revenue	(50)	(21)
Other liability	-	449
Total adjustments	1,347	1,128
Net cash provided by operating activities	6,537	4,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(133)	(158)
Intangible assets	(1)	(7)
Purchases of investments	-	(500)
Proceeds from sale of investments	-	15,155
Net cash paid in acquisition	-	(41,084)
Net cash (used in) provided by investing activities	(134)	(26,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	978	375
Common stock purchased and retired	-	-
Tax benefit attributable to exercise of stock options	99	23
Proceeds from notes payable	-	26,934
Repayments of notes payable	(5,221)	(1,927)
Payment of dividends	(878)	(851)
Net cash used in financing activities	(5,021)	24,555

Effect of exchange rate changes on cash	(3)	41

NET INCREASE IN CASH	1,378	2,449

CASH AT BEGINNING OF PERIOD	6,534	3,818

CASH AT END OF PERIOD	$7,913	$6,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,021	$1,470
Cash paid during the period for interest	360	354

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

(2)   Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
Finished goods	$1,940	$2,518
Work-in-process	1,083	795
Raw materials	1,811	1,692
Total	$4,834	$5,005

(3)    Stock-Based Compensation.  At June 30, 2012, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2012 and 2011, the Company recognized $18 and $25, respectively, in stock-based compensation cost.  In the six months ended June 30, 2012 and 2011, the Company recognized $38 and $49, respectively, in stock-based compensation cost.

(4)    Comprehensive Income.  Comprehensive income for the second quarter (2Q) and first half (1H) of 2012 was $1,817 and $5,343, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of ($579) and $149 in 2Q and 1H 2012, respectively, and unrealized holding gains (losses) of ($5) and $4 in 2Q and 1H 2012, respectively.

(5)    Acquisition.  On March 18, 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  The acquisition was accretive to financial performance in both 2Q and 1H 2011 as well as 2Q and 1H 2012.

A one-year measurement period was initially established during which UTMD could make residual adjustments to valuations of assets and liabilities. No adjustments were made and the adjustment period has now expired.

A two-year escrow was set aside from the purchase price to back the warranties and representations of the sellers.  No claims against the escrow have been made by UTMD.

The Company incurred $35 in acquisition-related expenses in 2Q 2011 and $285 in 1H 2011, all of which were categorized under General and Administrative expenses in the Consolidated Statements of Income.  A portion, $266, of the 1H 2011 acquisition-related expense was not tax deductible.

Revenue for the six months ended June 30, 2012 includes revenue from Femcare of $8,862. Net income from Femcare (after tax) in 1H 2012 was $2,326.  Revenue for the six months ended June 30, 2011 includes revenue from Femcare during the period after acquisition of $4,679. Net income from Femcare (after tax) during the period after acquisition in 1H 2011 was $730.

Proforma Information

Revenue and net income of the combined entity as though the business combination occurred as of the beginning of the reporting period is:

	Six months ended June 30, 2012 (as reported)	Six months ended June 30, 2011
Revenue	$21,230	$21,089
Net income	5,190	4,064

Pro forma net income of $4,064 for the six months ended June 30, 2011 does not include $285 in UTMD legal costs directly attributable to the acquisition, and $1,765 in Femcare expenses for employee shareholder bonuses, loan redemption premium related to termination of ownership, buy-out of warrants, financial advisory fees and an insurance premium for sellers’ liability which are directly attributable to the acquisition.

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

(6)   Notes payable.  In March, 2011, UTMD obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase price of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.15 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below UTMD’s TNW at closing on March 18, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less.  UTMD is in compliance with all of the loan financial covenants at June 30, 2012.  Based on UTMD’s financial position, the bank’s margin was 2.00% at June 30, 2012.  The principal balance on this note at June 30, 2012 was $6,800.

In March 2011, the Company also obtained a $12,934 loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the loan are the same as those listed above for the $14,000 U.S. loan.  The principal balance on this note at June 30, 2012 was $9,410.

In December 2005, the Company borrowed $5,336 from the Bank of Ireland to finance repatriation of profits achieved from 1996 through 2005 under The American Jobs Creation Act of 2004.  The loan term is 10-years at an interest rate of 1.10% plus the bank’s money market rate, which is a total of the bank’s cost of funds and cost of liquidity.  The balance on the note at June 30, 2012 was $350.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at January 1, 2012 or June 30, 2012.

(8)    Investments.  As of June 30, 2012, the Company’s investments are in Citigroup (C) and General Electric (GE). Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	2Q 2012	2Q 2011
Balance, beginning of period	$(183)	$(178)
Realized loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	(8)	(5)
Deferred income taxes on unrealized holding loss	3	2
Balance, end of period	$(188)	$(181)

(9)   Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurements and Disclosures to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of June 30, 2012:

		Fair Value Measurements Using
Description	Total Fair Value at 6/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$71	$71	$0	$0

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

Analysis of Results of Operations

a)     Overview

In the second calendar quarter (2Q) of 2012, although UTMD’s sales and gross profits were somewhat lower,  operating profits, net income, and earnings per share were substantially higher compared to 2Q 2011.  In the first six months (1H) of 2012, all income statement measures were significantly higher compared to 1H 2011.  A table of income statement measures for 2Q and 1H 2012 compared to the same periods in 2011 follows:

	2Q 2012	2Q 2011	change	1H 2012	1H 2011	change
Net Sales	$10,025	$10,377	(3.4%)	$21,230	$17,170	23.7%
Gross Profit	6,071	6,260	(3.0%)	12,809	9,969	28.5%
Operating Income	3,552	3,233	9.9%	7,667	5,390	42.2%
Income Before Tax	3,430	2,952	16.2%	7,367	5,094	44.6%
Net Income	2,401	1,982	21.1%	5,190	3,319	56.4%
Earnings per Share	.647	.544	19.0%	1.405	.912	54.0%

A comparison of profit margins for 2Q and 1H 2012 compared to the same periods in 2011 follows:

	2Q 2012	2Q 2011	1H 2012	1H 2011
Gross Profit Margin	60.6%	60.3%	60.3%	58.1%
Operating Profit Margin	35.4%	31.2%	36.1%	31.4%
Net Income Margin	24.0%	19.1%	24.4%	19.3%

On March 18, 2011, UTMD acquired Femcare Holdings Ltd. (“Femcare”) (See note 5). The comparison between 1H 2012 and 1H 2011 is affected by the fact that the 1H of 2011 included the business activity of Femcare for only about 60% of the six month period. In addition, in 1H 2011 there were acquisition expenses which were not repeated in 1H 2012.

The lower 2Q 2012 global consolidated sales compared to 2Q 2011 was consistent with the medical device sector as a whole due to the negative currency exchange impact of a stronger U.S. Dollar (USD), and continued suppressed hospital medical device utilization trends.

Despite end-user price pressures and higher costs of raw materials and direct labor, UTMD was able to maintain its 2Q 2012 gross profit margin (GPM) consistent with 2Q 2011.  Operating expenses were 25.1% of sales in 2Q 2012 compared to 29.2% of sales in 2Q 2011 due to $165 lower sales and marketing (S&M) expenses and $342 lower general and administrative (G&A) expenses resulting from the consolidation of Femcare into UTMD and a stronger USD.  In 1H 2012 and 1H 2011, operating expenses were 24.2% of sales and 26.7% of sales respectively.

Non-operating expenses in 2Q 2012 were $159 lower than in 2Q 2011, primarily because UTMD’s average debt balance was lower, resulting in $131 lower interest expense.  Non-operating expenses in 1H 2012 were about the same as in 1H 2011 because UTMD did not incur interest expense from borrowing $26,934 to acquire Femcare until March 18, 2011.  As a result of the consistent GPM and lower operating and non-operating expenses, 2Q 2012 Income before Taxes (EBT) compared to 2Q 2011 increased $478 to $3,430,  1H 2012 EBT increased $2,272 from 1H 2011.

Net Income was further leveraged by higher EBT contribution from subsidiaries outside the U.S. combined with lower corporate income tax rates outside the U.S., yielding much higher consolidated net profit margins in 2012.  Earnings per share (EPS) increased on a percentage basis a little less than the net income increase due to the exercise of employee options and the higher dilution factor applied to unexercised options as a result of a higher average market price of UTMD stock.

There were a few significant changes in UTMD’s Balance Sheet at June 30, 2012 from June 30, 2011. Current assets increased $1.6 million (cash & investments increased that same amount), intangible assets declined $4.5 million and debt principal declined $9.6 million. Shareholders’ Equity increased $5.6 million net of cash dividends paid to shareholders of $3.5 million. In the five calendar quarters following the Femcare acquisition, UTMD has repaid 40% of the loan principal provided by JP Morgan Chase to help finance the acquisition.

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

Domestically, UTMD generally directly accepts orders from and ships to end user clinical facilities under Standard Domestic Terms and Conditions (T&C) of Sale in the U.S., UK, Australia and Ireland.  In the few circumstances that UTMD operates under the terms and conditions of a group purchasing organization (GPO), representing a group of hospitals as a bargaining agent, the terms and conditions are not materially different from UTMD’s T&C.   UTMD accepts orders from international distributors in countries where UTMD sells through a distributor either under formal written agreements negotiated specifically with specific distributors, or under UTMD’s Standard International Terms and Conditions of Sale.

For direct shipments to end-users, UTMD may have separate discounted pricing agreements with a clinical facility or group of facilities based on volume of purchases.  Pricing agreements with clinical facilities, or groups of facilities, are established (similar to GPO agreements) in advance of orders accepted or shipments made.  For existing customers, past actual shipment volumes determine the fixed price by part number for the next agreement period of one, two or three years.  For new customers, the customer’s best estimate of volume is accepted by UTMD for determining the ensuing fixed prices for the agreement period. New customers typically have one-year agreements. Prices are not adjusted after an order is accepted. To clarify, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure above that the selling price is fixed prior to the completion of an order.

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

Second quarter 2012 sales were down $352 (3.4%), and 1H 2012 sales were up $4,060 (23.7%), from the same periods in 2011.  UK subsidiary sales were $2,953 in 2Q 2012 and $7,162 in 1H 2012, compared to $3,214 in 2Q 2011 and $3,611 in 1H 2011. Australia subsidiary sales were $845 in 2Q 2012 and $1,700 in 1H 2012, compared to $974 in 2Q 2011 and $1,068 in 1H 2011.  Ireland subsidiary sales were of $853 in 2Q 2012 and $1,971 in 1H 2012, compared to $596 in 2Q 2011 and $1,388 in 1H 2011.

Comparing 2Q 2012 to 2Q 2011 global sales in product categories, blood pressure monitoring device/ component (BPM) sales were up 20%, neonatal device sales were down 4%, gynecology/ electrosurgery device sales were down 6% and obstetrics device sales were down 16%.  For 1H 2012 compared to 1H 2011 global sales in product categories, BPM sales were up 10%, neonatal device sales were down 5%, gynecology/ electrosurgery device sales were up 56% and obstetrics device sales were down 14%.

International sales in 2Q 2012 were down 7%, and 1H 2012 were up 31%. International sales were 53% of total consolidated 2Q 2012 sales, and 51% of 1H 2012 sales compared to 55% in 2Q 2011 and 48% in 1H 2011.

U.S. domestic sales were up 1% in 2Q 2012 and up 17% in 1H 2012 compared to the same periods in 2011. Domestic direct sales of finished devices to U.S. end-users were 2% lower in 2Q 2012, and 5% lower in 1H 2012, a continuation of lower hospital utilization rates of UTMD’s specialty devices. Sales of OEM components and finished devices to other U.S. companies were up 16% for 2Q 2012 and 158% for 1H 2012. Sales of Femcare’s Filshie Clip System devices to Cooper Surgical Inc. in 1H 2012 were up 278% compared to 1H 2011, as UTMD did not own Femcare for most of 1Q 2011. Sales of domestic OEM devices excluding Cooper were up 68% in 2Q 2012 and 35% in 1H 2012 compared to the same periods in 2011.

The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:
	2Q 2012	2Q 2011	1H 2012	1H 2011
Obstetrics	$1,259	$1,493	$2,542	$2,967
Gynecology/ Electrosurgery/ Urology	5,411	5,751	12,066	7,721
Neonatal	1,647	1,711	3,249	3,422
Blood Pressure Monitoring and Accessories*	1,708	1,422	3,374	3,060
Total:	$10,025	$10,377	$21,230	$17,170
*includes molded components sold to OEM customers.

International revenues by product category:

	2Q 2012	2Q 2011	1H 2012	1H 2011
Obstetrics	$127	$272	$293	$472
Gynecology/ Electrosurgery/ Urology	3,813	4,120	7,732	5,071
Neonatal	317	362	587	644
Blood Pressure Monitoring and Accessories*	1,009	931	2,222	2,080
Total:	$5,266	$5,685	$10,835	$8,267
*includes molded components sold to OEM customers.

c)     Gross Profit

UTMD’s average GPM, gross profits as a percentage of sales, was 60.6% in 2Q 2012 and 60.3% in 1H 2012,  compared to 60.3% and 58.1% in 2Q and 1H 2011.  The GPM improvement in 1H 2012 compared to 1H 2011 was due to the product mix shift to Femcare devices with higher average GPM.

OEM sales are sales of UTMD components, subassemblies, finished devices and custom products that are marketed by other companies as part of their product offerings.  UTMD utilizes OEM sales as a means to help optimize utilization of its capabilities established to satisfy its direct sales business. As a general rule, prices for OEM sales expressed as a multiple of direct variable manufacturing expenses are lower than for direct end-user sales because, in the OEM and many international channels, UTMD’s business partners incur significant expenses of sales and marketing.  Because of UTMD’s small size and period-to-period fluctuations in OEM business, fixed manufacturing overhead expenses cannot be meaningfully allocated between direct and OEM sales. Therefore, UTMD does not report GPM by sales channels.

d)     Operating Income

Operating income is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M), product development (R&D) and general and administrative (G&A) expenses.  Consolidated operating expenses were $2,519 in 2Q 2012 (25.1% of sales) compared to $3,027 in 2Q 2011 (29.2% of sales), and $5,143 in 1H 2012 (24.2% of sales) compared to $4,579 in 1H 2011 (26.7% of sales).

The 2Q and 1H 2012 operating profit margin (OPM), operating income divided by sales, was 35.4% and 36.1%, respectively, compared to 31.2% and 31.4% in 2Q and 1H 2011. The 1H 2012 OPM improved compared to 1H 2011 due to 1) a higher GPM, 2)  higher sales volume over which consolidated operating expenses were spread, and 3) the consolidation of previous Femcare operating expenses into UTMD.

Consolidated S&M expenses in 2Q 2012 were $703 (7.0% of sales) compared to $867 (8.4% of sales) in 2Q 2011, and $1,354 (6.4% of sales) in 1H 2012 compared to $1,325 (7.7% of sales) in 1H 2011.  S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s products since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with end-user customers to provide training, it does have third party group purchasing organization agreements in the U.S. and UK, and international distributor agreements, under which it agrees to provide hospital members or distributors inservice and clinical training as required and reasonably requested.

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of videotapes and other instruction materials developed for the use of its products. UTMD also maintains product training information on its website that can be accessed by authorized third parties. UTMD provides customer support from headquarters by telephone, and employed representatives on a geographic basis, to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians. All inservice and training expenses are routinely expensed as they occur.  Except for the consulting services of independent practitioners, all of these services are allocated from fixed S&M overhead costs included in Operating Expenses.  Historically, marginal consulting costs have been immaterial to financial results, which is also UTMD’s expectation for the future.

R&D expenses in 2Q 2012 and 1H 2012 were $147 (1.5% of sales) and $293 (1.4% of sales), respectively, compared to $148 (1.4% of sales) and $248 (1.5% of sales) in 2Q and 1H 2011.  UTMD expects to continue developing new products in-house that will enhance its market position as a clinically-focused company.

Consolidated G&A expenses in 2Q 2012 were $1,670 (16.7% of sales) compared to $2,012 (19.4% of sales) in 2Q 2011, and $3,496 (16.5% of sales) in 1H 2012 compared to $3,005 (17.5% of sales) in 1H 2011.  G&A expenses include $639 (6.4% of sales) and $1,274 (6.0% of sales) in 2Q 2012 and 1H 2012 respectively, of expense from the amortization of identifiable intangible assets (IIA) resulting from the Femcare acquisition.  This compares to $658 (6.3% of sales) and $753 (4.4% of sales) of IIA amortization expense in 2Q and 1H 2011, respectively. Acquisition expenses of $35 (0.3% of sales) in 2Q 2011 and $285 (1.7% of sales) in 1H 2011 were included in G&A operating expenses.  There were no acquisition expenses in 1H 2012.   In addition to legal/ litigation costs, G&A expenses include the costs of outside director fees and expenses, business insurance, independent financial auditors’ fees, tax preparers’ fees and corporate governance activities related to the implementation of SEC rules, as well as estimated stock-based compensation cost. Option compensation expense was $18 in 2Q 2012 compared to $25 in 2Q 2011, and $38 in 1H 2012 compared to $49 in 1H 2011.

Operating expense summary:

	2Q 2012	2Q 2011	1H 2012	1H 2011
S&M Expense	$702	$867	$1,354	$1,325
R&D Expense	147	148	293	249
G&A Expense	1,670	2,012	3,496	3,005
Total Operating Expenses:	$2,519	$3,027	$5,143	$4,579

 e)    Non-operating expense

Non-operating expenses (NOE) include loan interest, bank fees and excise taxes minus non-operating income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology. NOE.in 2Q 2012 was $122 compared to $281 in 2Q 2011, and $300 in 1H 2012 compared to $296 in 1H 2011.  Interest expense on the loans required to finance the Femcare acquisition is the largest component of NOE in each of the periods: $171 in 2Q 2012 compared to $302 in 2Q 2011, and $360 in 1H 2012 compared to $353 in 1H 2011. UTMD incurred $131 lower interest expense in 2Q 2012 compared to 2Q 2011 as a result of rapidly repaying the initial $26,934 in debt obtained to help acquire Femcare in March 2011.  At June 30, 2012, 40% of the debt had been repaid.  Interest expense in 1H 2012 was about the same as in 1H 2011 because the debt to finance Femcare was not funded until March 18, 2011.

  f)     Income Before Income Taxes

Income before taxes (EBT) results from subtracting UTMD’s NOE from its operating income. 2Q 2012 consolidated EBT were $3,430 (34.2% of sales) compared to $2,952 (28.5% of sales) in 2Q 2011.  EBT in 1H 2012 were $7,367 (34.7% of sales) compared to $5,094 (29.7% of sales) in 1H 2011. The EBT of UTMD Ltd. (Ireland) were €157 in 2Q 2012 (23.1% of sales) compared to a loss of €5 in 2Q 2011, and €279 in 1H 2012 (18.2% of sales) compared to €58 (5.7% of sales) in 1H 2011. The EBT of Femcare Group Ltd. (Femcare-Nikomed, Ltd., UK and Femcare Australia Ltd) was £722 (29.7% of sales) in 2Q 2012 compared to £563 (21.9% of sales) in 2Q 2011, and £1,999 (35.3% of sales) in 1H 2012 compared to £629 (21.9% of sales) in 1H 2011.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q and 1H 2012 consolidated EBT plus interest expense were $4,438 and $9,404, respectively, compared to $4,155 and $6,618 in 2Q and 1H 2011.

g)     Net Income

UTMD’s consolidated net income was $2,401 (24.0% of sales) in 2Q 2012 compared to $1,982 (19.1% of sales) in 2Q 2011, and $5,190 (24.4% of sales) in 1H 2012 compared to $3,319 (19.3% of sales) in 1H 2011.  The improvement in 2Q and 1H 2012 NPM (net income divided by sales) compared to the same periods in 2011 was due to the improvement in OPM described above, less interest expense, a shift in profit mix toward lower taxed sovereignties and a lower corporate income tax rate in the UK.  The average consolidated income tax provision (as a % of EBT) in 2Q 2012 was 30.0% compared to 32.9% in 2Q 2011, and 29.6% in 1H 2012 compared to 34.9% in 1H 2011.  The corporate income tax rate in the UK changed from 26% to 25% on April 1, 2012. The income tax rate in Australia remains 30%. UTMD’s combined state and federal income tax rate in the U.S. is about 36% after allowable deductions.

Because Femcare was acquired near the end of 1Q 2011 and UTMD Ltd (Ireland)’s performance was lower in 2011, most of earnings before income taxes in 1H 2011 were taxed at the U.S. rate, the highest corporate income tax of all the sovereignties in which UTMD now pays income taxes: Australia, Ireland, the UK and the U.S. In addition, almost all of the acquisition expenses in 1H 2011 were not tax deductible.  In 2Q and 1H 2012, a greater contribution to EBT by UTMD Ltd (Ireland) at the lowest tax rate of all, 12.5% on profits generated from export of goods manufactured in Ireland, in addition to improved profitability in the UK, reduced the average tax provision rate further.

h)     Earnings Per Share

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  EPS for the applicable reporting periods follows:

	2Q 2012	2Q 2011	1H 2012	1H 2011
Earnings Per Share (EPS)	$.647	$.544	$1.405	$.912
Shares (000), Diluted	3,711	3,645	3,694	3,638

Diluted shares used to calculate EPS increased to 3,710,800 in 2Q 2012 from 3,644,600 in 2Q 2011, and 3,693,600 in 1H 2012 from 3,638,400 in 1H 2011.  The number of shares added as a dilution factor in 2Q 2012 was 32,800 compared to 18,200 in 2Q 2011, and 30,100 in 1H 2012 compared to 15,200 in 1H 2011.  Employees and directors exercised options for 16,600 UTMD shares in 2Q 2012, and for 47,800 shares in 1H 2012. Actual outstanding common shares at June 30, 2012 were 3,684,600 compared to 3,634,800 one year earlier. UTMD hasn’t repurchased shares since third quarter 2010.  Nevertheless, UTMD retains its program for repurchasing shares when they seem substantially undervalued.

i)     Return on Equity

Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends to shareholders) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Annualized year-to-date ROE (after payment of dividends) for 1H 2012 was 16% compared to 8% for 1H 2011.  ROE prior to payment of dividends was 24% in 1H 2012 and 17% in 1H 2011.  The higher ROE in 2012 was due primarily to higher net income.

Liquidity and Capital Resources

j)     Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash operating expenses along with changes in working capital totaled $6,537 in 1H 2012 compared to $4,447 in 1H 2011.  The most significant differences in the two periods were a net income increase of $1,871, a benefit to cash of $714 from changes in inventories, $603 from a larger increase in accounts payable, and $538 from amortization of identifiable intangibles for two quarters in 2012 compared to approximately one quarter in 2011, offset by a $704 use of cash from a larger increase in accounts receivable in 1H 2012.

 The Company’s payment of $41,084 to acquire Femcare in March 2011 was the most significant use of cash in either period.  UTMD liquidated a net of $14,655 of investments to help finance the acquisition. The Company borrowed an additional $26,934 in 1H 2011 to help finance the purchase of Femcare.

Capital expenditures for plant, property and equipment (PP&E) were $133 in 1H 2012 compared to $158 in 1H 2011.  Depreciation of PP&E was $334 in 1H 2012 and $354 in 1H 2011.

In 1H 2012, UTMD received $978 and issued 44,588 shares of stock upon the exercise of employee stock options, net of 3,169 shares retired upon employees trading those shares in payment of the option exercise price.  Option exercises in 1H 2012 were at an average price of $22.47 per share.  In comparison, the Company received $375 from issuing 15,949 shares of stock on the exercise of employee stock options in 1H 2011.  UTMD did not repurchase any of its own shares in the open market during either 1H 2012 or 1H 2011.

UTMD repaid $5,221 on its notes payable during 1H 2012, compared to $1,927 during 1H 2011, and paid $878 in dividends in 1H 2012, compared to $851 in 1H 2011.  All of UTMD’s notes payable are scheduled to be repaid by April, 2016.

Management believes that income from operations and effective management of working capital will provide the liquidity needed to finance its internal growth plans.  Planned capital expenditures during the remainder of 2012 are expected to be less than depreciation of current PP&E. The Company will continue to keep facilities, equipment and tooling in good working order.  In addition, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, an acquisition that might strategically fit UTMD’s business model and be accretive to performance.

k)     Assets and Liabilities

June 30, 2012 total assets increased $491 from December 31, 2011, including an increase in current assets of $1,636 and decreases in net intangible assets and net PP&E assets of $873 and $272 respectively.   PP&E in Ireland declined $150, because of $78 in normal depreciation of fixed assets and $72 from valuing EURO assets in stronger USD exchange rate terms.

Working capital (current assets minus current liabilities) was $7,901 at June 30, 2012, a $516 increase from $7,385 at 2011 year-end.  Current assets included a cash and investments increase of $1,385, an accounts receivable increase of $355 and an inventories decrease of $170.  June 30, 2012 inventory and receivables balances were within management’s asset productivity targets.  Current liabilities increased $1,120, including a $715 increase in accrued expenses as a result of paying the 4Q 2011 dividend before 2011 year-end, but not paying the 2Q 2012 dividend to shareholders until early July.  The dividend accrual on June 30, 2012 was $884.  Accounts payable increased $427.  UTMD has maintained a current ratio of at least 1.7 for all calendar quarters since June 30, 2011. UTMD believes its working capital remains sufficient to meet normal operating needs, debt service requirements and cash dividend payments to shareholders.

Intangible assets decreased $873.  The decrease was due to amortization of identifiable intangible assets of $1,305 in 1H 2012, offset by valuing remaining intangible assets with a weaker USD relative to the Great Britain Pound at June 30, 2012 compared to December 31, 2011.  At June 30, 2012, net intangible assets including goodwill were 65% of total assets compared to 66% at year-end 2011.

On March 18, 2011, UTMD borrowed £8,000 ($12,934) in the UK and $14,000 in the U.S. from JP Morgan Chase Bank to help fund the Femcare acquisition. The principal balance on those loans as of June 30, 2012 was £6,000 ($9,410) and $6,800, respectively.  The JP Morgan Chase loan principal balances at December 31, 2011 were reduced by £800 in the UK and $3,700 in the U.S. as of June 30, 2012.

The principal balance on the Bank of Ireland €4,500 ($5,336) loan initiated in December 2005 for purposes of repatriating accumulated profits back to the U.S. was €277 ($350) on June 30, 2012.  The June 30, 2012 Ireland note principal balance declined €172 from the end of 2011.

  The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $8,216 at June 30, 2012.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the identifiable intangible assets.

UTMD’s total debt ratio (total liabilities/ total assets) as of June 30, 2012 was 41% compared to 47% on December 31, 2011.  UTMD’s total debt ratio on June 30, 2011 was 50%.

k)       Management's Outlook.

As outlined in its December 31, 2011 SEC 10-K report, UTMD’s plan for 2012 is to

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

After the first six months’ of 2012, Management believes UTMD’s performance is consistent with achieving the previously stated objectives.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7892, .7707 and .6901 EUR per USD as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.  Exchange rates were .6376, .6436 and .6225 GBP per USD as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively.  Exchange rates were .9769, .9755 and .9437 AUD per USD on June 30, 2012, December 31, 2011 and June 30, 2011, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable and by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 2Q 2012.

Item 6.  Exhibits

Exhibit #	SEC Reference #	Title of Document
1	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
2	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
3	32	Certification pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4	32	Certification pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
5	101.INS	XBRL Instance*
6	101.SCH	XBRL Schema*
7	101.CAL	XBRL Calculation*
8	101.DEF	XBRL Definition*
9	101.LAB	XBRL Label*
10	101.PRE	XBRL Presentation*

* The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/8/12	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/8/12	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer