Form 10-K/A
period 2011-12-31
UTAH MEDICAL PRODUCTS INC
filed 2012-09-10
CIK 706698

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of September 7, 2012, common shares outstanding were 3,692,000.

DOCUMENTS INCORPORATED BY REFERENCE.  The Company’s definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Item 10, 11, 12, 13 and 14 of this Form 10-K.

EXPLANATORY NOTE

Utah Medical Products, Inc., is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 12, 2012 (the “2011 Form 10-K”), solely for the purpose of adding the report and consent of independent registered public accounting firm that audited Femcare Group Limited, our UK subsidiary.

No item of, or disclosure appearing in, our 2011 Form 10-K is affected by this filing other than as described above.  This report on Form 10-K/A is presented as of the filing date of the 2011 Form 10-K and does not reflect events occurring after that date or modify or update disclosures in any way.

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

The Norton Practice audited the internal control over financial reporting of Femcare Group Limited as of December 31, 2011, and its report follows the report of Jones Simkins, P.C.

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
Logan, Utah
March 5, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited the individual balance sheet of Femcare Group Ltd, including it’s subsidiaries, as of December 31, 2011, and the related statements of income for the period then ended, which have been prepared on the basis of accounting principles generally accepted in the United Kingdom (UK GAAP). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

In addition to these individual UK GAAP financial statements we have also audited the Femcare Group Ltd consolidated results and reconciliation from UK GAAP to accounting principles generally accepted in  United States of America (US GAAP) for consolidation in the Utah Medical Products, Inc. financial statements.  These consolidated results and US GAAP reconciliation are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated results and US GAAP reconciliation based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and consolidated US GAAP reconciliation referred to above present fairly, in all material respects, the financial position of Femcare Group Ltd, including all subsidiaries, as of December 31, 2011, and the results of its operations for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ The Norton Practice

The Norton Practice
Reading, United Kingdom

March 1st, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited Femcare Group Ltd, including its subsidiaries (Femcare Group), internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Femcare Group’s management is responsible for maintaining effective internal control over financial reporting, and for its assertion of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Femcare Group’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

An entity’s internal control over financial reporting is a process affected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Femcare Group maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited the individual balance sheet of Femcare Group Ltd, including its subsidiaries, as of December 31, 2011, and the related statements of income for the period then ended, which have been prepared on the basis of accounting principles generally accepted in the United Kingdom (UK GAAP). In addition to these individual UK GAAP financial statements we have also audited the Femcare Group Ltd consolidation results and reconciliation from UK GAAP to accounting principles generally accepted in the United States of America (US GAAP) for consolidation in the Utah Medical Products, Inc. financial statements and our report dated March 1st, 2012, expressed an unqualified opinion.

/s/ The Norton Practice

The Norton Practice
Reading, United Kingdom

March 1st, 2012

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

3.     Exhibits.

Exhibit #	SEC Reference #	Title of Document	Location
1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3	3	Bylaws	Incorporated by Reference (2)
4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (3)
5	4	Designation of Rights, Privileges, and Preferences of Series “A” Preferred Stock	Incorporated by Reference (2)
6	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
7	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)
8	10	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (5)
9	10	Loan Agreement, signed 6-December-2005 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (6)
10	10	Amendment to Loan Agreement, dated 12-March-2008 between Utah Medical Products Limited and Bank of Ireland	Incorporated by Reference (7)
11	10	Guarantee and Indemnity, dated 13-June-2008, by Utah Medical Products, Inc. to Bank of Ireland	Incorporated by Reference (7)
12	10	Agreement relating to the sale and purchase of the whole of the issued share capital of Femcare Group Limited dated 18 March 2011	Incorporated by Reference (8)
13	10	Credit Agreement dated as of March 17, 2011 among Utah Medical Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Lender	Incorporated by Reference (8)
14	10	Facility Agreement dated 18 March 2011 for Femcare Group Limited as Borrower with JPMorgan Chase Bank, N.A., London Branch as Lender	Incorporated by Reference (8)
15	10	Summary of Officer and Director Compensation	Incorporated by Reference (9)

Exhibit #	SEC Reference #	Title of Document	Location
16	21	Subsidiaries of Utah Medical Products, Inc.	Incorporated by Reference (10)
17	23	Consent of Jones Simkins, P.C., Company’s independent auditors for the years ended December 31, 2011, December 31, 2010 and December 31, 2009	This Filing
18	23	Consent of The Norton Practice, Femcare Group Ltd’s independent auditors for the year ended 31 December 2011	This Filing
19	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
20	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
21	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
22	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
101.ins		XBRL Instance Document	This Filing
101.xsd		XBRL Taxonomy Extension Schema Document	This Filing
101.cal		XBRL Taxonomy Extension Calculation Linkbase Document	This Filing
101.def		XBRL Taxonomy Extension Definition Linkbase Document	This Filing
101.tab		XBRL Taxonomy Extension Label Linkbase Document	This Filing
101.pre		XBRL Taxonomy Extension Presentation Linkbase Document	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company’s registration statement on form S-8 filed with the Commission effective February 10, 1995.

(3)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on October 1, 2004.

(4)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(5)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(6)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on December 12, 2005.

(7)	Incorporated by reference from the Company’s annual report on form 10-K/A filed with the Commission for the year ended December 31, 2008.

(8)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on March 23, 2011.

(9)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2011.

(10)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 10th day of September, 2012.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 10th day of September, 2012.

By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial and Accounting Officer