Form 10-K/A
period 2011-12-31
UTAH MEDICAL PRODUCTS INC
filed 2012-10-25
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of October 24, 2012, common shares outstanding were 3,680,000.

DOCUMENTS INCORPORATED BY REFERENCE.  The Company’s definitive proxy statement for the Annual Meeting of Shareholders is incorporated by reference into Part III, Item 10, 11, 12, 13 and 14 of this Form 10-K.

EXPLANATORY NOTE

Utah Medical Products, Inc., is filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission on March 12, 2012 (the “2011 Form 10-K”), and subsequently amended on September 10, 2012 (Amendment 1).  Amendment 1 was filed solely for the purpose of adding the report and consent of independent registered public accounting firm that audited Femcare Group Limited, our UK subsidiary.  This Amendment 2 is being filed solely to clarify and correct the report of independent registered public accounting firm that audited Femcare Group Limited.

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
Logan, Utah
March 5, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited the individual balance sheet of Femcare Group Ltd, including it’s subsidiaries, as of December 31, 2011, and the related statements of income, stockholders’ equity, and cash flows for the period from March 18, 2011 through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Femcare Group Ltd, including all subsidiaries, as of December 31, 2011, and the results of its operations and its cash flows for the period from March 18, 2011 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Femcare Group Ltd’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2012 expressed an unqualified opinion.

/s/ The Norton Practice

The Norton Practice
Reading, United Kingdom

March 1st, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited Femcare Group Ltd, including its subsidiaries (Femcare Group), internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Femcare Group’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Femcare Group’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Femcare Group Ltd maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of Femcare Group Ltd., and our report dated March 1st, 2012, expressed an unqualified opinion.

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

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2011	2010
Accounts and other receivables:
Accounts receivable	$4,584	$2,968
Income tax receivable	161	128
Accrued interest and other	113	116
Less allowance for doubtful accounts	(124)	(48)
	$4,734	$3,164
Inventories:
Finished products	$2,518	$1,008
Work-in-process	795	757
Raw materials	1,692	1,332
	$5,005	$3,097
Other intangible assets:
Patents	$2,017	$1,913
Non-compete agreements	155	-
Trademarks & trade names	11,361	252
Customer relationships	11,109	-
Regulatory approvals & product certifications	14,819	-
	39,461	2,165
Accumulated amortization	(4,012)	(2,010)
	$35,449	$155
Accrued expenses:
Income taxes payable	$1,069	$197
Payroll and payroll taxes	1,475	878
Reserve for litigation costs	301	74
Other	431	141
	$3,276	$1,290

Note 3 – Investments

The Company’s investments, classified as available-for-sale consist of the following:

	December 31
	2011	2010

Investments, at cost	$380	$15,029
Equity securities:
-Unrealized holding gains	-
-Unrealized holding (losses)	(316)	(311)

Investments, at fair value	$64	$14,718

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 25th day of October, 2012

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of October, 2012

By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial and Accounting Officer