Form 10-Q
period 2012-09-30
UTAH MEDICAL PRODUCTS INC
filed 2012-11-09
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2012	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:      (801) 566-1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 7, 2012: 3,684,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(in thousands)
	(unaudited)	(audited)
ASSETS	SEPTEMBER 30, 2012	DECEMBER 31, 2011

Current assets:
Cash	$9,288	$6,534
Investments, available-for-sale	81	64
Accounts & other receivables - net	5,036	4,734
Inventories	4,707	5,005
Other current assets	944	678
Total current assets	20,057	17,016

Property and equipment - net	8,449	8,805

Goodwill	15,423	15,120

Other intangible assets	40,937	39,461
Other intangible assets - accumulated amortization	(6,063)	(4,012)
Other intangible assets - net	34,874	35,449

TOTAL	$78,803	$76,389

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,178	$925
Accrued expenses	4,787	3,276
Current portion of notes payable	5,450	5,430
Total current liabilities	11,415	9,631

Notes payable	9,415	16,242

Deferred tax liability - intangible assets	8,053	8,549
Other long term liabilities	459	522
Deferred income taxes	752	688
Total liabilities	30,093	35,632

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - September 30, 2012, 3,692 shares and December 31, 2011, 3,640 shares	37	36
Accumulated other comprehensive loss	(1,553)	(2,906)
Additional paid-in capital	2,059	721
Retained earnings	48,167	42,904
Total stockholders' equity	48,710	40,757

TOTAL	$78,803	$76,389

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(in thousands, except per share amounts - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2012	2011	2012	2011
Sales, net	$10,489	$10,784	$31,719	$27,954

Cost of goods sold	4,012	4,266	12,433	11,466

Gross profit	6,477	6,518	19,286	16,487

Operating expense

Selling, general and administrative	2,376	2,842	7,226	7,172
Research & development	140	138	433	386

Total	2,517	2,979	7,660	7,558

Operating income	3,960	3,539	11,627	8,929

Other income (expense)	(111)	(265)	(411)	(561)

Income before provision for income taxes	3,849	3,274	11,215	8,368

Provision for income taxes	1,128	1,037	3,305	2,812

Net income	$2,721	$2,237	$7,910	$5,556

Earnings per common share (basic)	$0.74	$0.62	$2.15	$1.53

Earnings per common share (diluted)	$0.73	$0.61	$2.13	$1.53

Shares outstanding - basic	3,689	3,636	3,672	3,629

Shares outstanding - diluted	3,726	3,644	3,706	3,642

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011
(in thousands - unaudited)

	SEPTEMBER 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,910	$5,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	494	536
Amortization	1,957	1,424
(Gain) loss on investments	(0)	(6)
Provision for (recovery of) losses on accounts receivable	10	10
Deferred income taxes	(613)	(374)
Stock-based compensation expense	54	73
Changes in operating assets and liabilities:
Accounts receivable - trade	(140)	287
Accrued interest and other receivables	(111)	(26)
Inventories	336	(579)
Prepaid expenses and other current assets	(88)	163
Accounts payable	232	(439)
Accrued expenses	531	955
Deferred revenue	(75)	(52)
Other liability	-	330
Total adjustments	2,588	2,303
Net cash provided by operating activities	10,499	7,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(195)	(196)
Intangible assets	(1)	(8)
Purchases of investments	-	(500)
Proceeds from the sale of investments	-	15,155
Net cash paid in acquisition	-	(41,084)
Net cash provided by (used in) investing activities	(197)	(26,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	1,185	442
Common stock purchased and retired	-	-
Tax benefit attributable to exercise of stock options	99	30
Proceeds from notes payable	-	26,934
Repayments of notes payable	(7,174)	(3,682)
Payment of dividends	(1,762)	(1,705)
Net cash provided by (used in) financing activities	(7,652)	22,019

Effect of exchange rate changes on cash	103	(23)

NET INCREASE (DECREASE) IN CASH	2,754	3,222

CASH AT BEGINNING OF PERIOD	6,534	3,818

CASH AT END OF PERIOD	$9,288	$7,040

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,621	$2,015
Cash paid during the period for interest	516	636

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

(2)       Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
Finished goods	$1,732	$2,518
Work-in-process	1,039	795
Raw materials	1,936	1,692
Total	$4,707	$5,005

(3)      Stock-Based Compensation.  At September 30, 2012, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2012 and 2011, the Company recognized $16 and $24, respectively, in stock-based compensation cost.  In the nine months ended September 30, 2012 and 2011, the Company recognized $54 and $73, respectively, in stock-based compensation cost.

(4)       Comprehensive Income.  Comprehensive income for the third quarter (3Q) and first nine months (9M) of 2012 was $3,397 and $8,740, net of taxes, respectively.  The components used to calculate comprehensive income were foreign currency translation adjustments of $670 and $819 in 3Q and 9M 2012, respectively, and unrealized holding gains (losses) of $6 and $10 in 3Q and 9M 2012, respectively.

(5)      Acquisition.  On March 18, 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  The acquisition was accretive to financial performance in both 3Q and 9M 2011 as well as 3Q and 9M 2012.

A two-year escrow was set aside from the purchase price to back the warranties and representations of the sellers.  No claims against the escrow have been made by UTMD.

Proforma Information

Revenue and net income of the combined entity as though the business combination occurred as of the beginning of the reporting period is:

	Nine months ended September 30, 2012 (as reported)	Nine months ended September 30, 2011
Revenue	$31,719	$31,873
Net income	7,910	6,301

Pro forma net income of $6,301 for the nine months ended September 30, 2011 does not include $293 in UTMD legal costs directly attributable to the acquisition, and $1,765 in Femcare expenses for employee shareholder bonuses, loan redemption premium related to termination of ownership, buy-out of warrants, financial advisory fees and an insurance premium for sellers’ liability which are directly attributable to the acquisition.

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

(6)       Notes payable.  In March, 2011, UTMD obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase price of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.15 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below UTMD’s TNW at closing on March 18, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less.  UTMD is in compliance with all of the loan financial covenants at September 30, 2012.  Based on UTMD’s financial position, the bank’s margin was 2.00% at September 30, 2012.  The principal balance on this note at September 30, 2012 was $5,600.

In March 2011, the Company also obtained a $12,934 loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the loan are the same as those listed above for the $14,000 U.S. loan.  The principal balance on this note at September 30, 2012 was $9,034.

In December 2005, the Company borrowed $5,336 from the Bank of Ireland to finance repatriation of profits achieved from 1996 through 2005 under The American Jobs Creation Act of 2004.  The loan term is 10-years at an interest rate of 1.10% plus the bank’s money market rate, which is a total of the bank’s cost of funds and cost of liquidity.  The balance on the note at September 30, 2012 was $231.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at January 1, 2012 or September 30, 2012.

(8)      Investments.  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	3Q 2012	3Q 2011
Balance, beginning of period	$(188)	$(181)
Realized loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	8	(25)
Deferred income taxes on unrealized holding loss	(3)	10
Balance, end of period	$(183)	$(196)

(9)       Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurements and Disclosures to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of September 30, 2012:

		Fair Value Measurements Using
Description	Total Fair Value at 9/30/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Common stock	$81	$81	$0	$0

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

Analysis of Results of Operations

a)     Overview

In the third calendar quarter (3Q) of 2012, operating profits, net income, and earnings per share were substantially higher compared to 3Q 2011.  In the first nine months (9M) of 2012, all income statement measures were significantly higher compared to 9M 2011.  A table of income statement measures for 3Q and 9M 2012 compared to the same periods in 2011 follows:

	3Q 2012	3Q 2011	change	9M 2012	9M 2011	change
Net Sales	$10,489	$10,784	(2.7%)	$31,719	$27,954	13.9%
Gross Profit	6,477	6,518	(0.6%)	19,286	16,487	17.0%
Operating Income	3,960	3,539	11.9%	11,627	8,929	30.2%
Income Before Tax	3,849	3,274	17.6%	11,215	8,368	34.0%
Net Income	2,721	2,237	21.6%	7,910	5,556	42.4%
Earnings per Share	.730	.614	18.9%	2.134	1.526	39.9%

A comparison of profit margins for 3Q and 9M 2012 compared to the same periods in 2011 follows:

	3Q 2012	3Q 2011	9M 2012	9M 2011
Gross Profit Margin	61.7%	60.4%	60.8%	59.0%
Operating Profit Margin	37.8%	32.8%	36.7%	31.9%
Net Income Margin	25.9%	20.7%	24.9%	19.9%

On March 18, 2011, UTMD acquired Femcare Holdings Ltd. (“Femcare”) (See note 5). The comparison between 9M 2012 and 9M 2011 is affected by the fact that the 9M of 2011 included the business activity of Femcare only after March 18. In addition, in 9M 2011 there were acquisition expenses which were not repeated in 9M 2012.

About 60% of the lower 3Q 2012 global consolidated sales compared to 3Q 2011 was due to a stronger U.S. Dollar (USD).  The decline was also consistent with ongoing weakness in the medical device sector as a whole due to continued suppressed hospital medical device utilization and pricing.

The improvement in gross profit margin (GPM) and operating profit margin (OPM) in 3Q 2012 was due to realization of operating synergies from the 2011 Femcare acquisition.  The GPM benefited from direct sales in Ireland and the UK of Utah devices which were previously sold through distributors, and from better utilization of manufacturing capabilities in Ireland due to pulling in work previously subcontracted out to third parties by Femcare.  In addition to the GPM improvement, the OPM benefited from consolidation of operating overhead resources, particularly in general and administrative and sales and marketing. Operating expenses were 24.0% of sales in 3Q 2012 compared to 27.6% of sales in 3Q 2011 due to $176 lower sales and marketing (S&M) expenses and $289 lower general and administrative (G&A) expenses.  In 9M 2012 and 9M 2011, operating expenses were 24.1% of sales and 27.0% of sales respectively.  In summary, the higher OPM in 2012 was due to 1) higher GPM, 2) lack of acquisition expenses experienced in the prior year, 3) substantially improved productivity of S&M and G&A resources, and 4) a stronger U.S. Dollar when consolidating foreign subsidiary expenses into U.S. Dollar terms.

 Non-operating expenses in 3Q 2012 were $154 lower than in 3Q 2011, primarily because UTMD’s average debt balance was lower, resulting in $125 lower interest expense.  For the same reason, non-operating expenses in 9M 2012 were $150 lower than in 9M 2011, despite not incurring interest expense from borrowing $26,934 to acquire Femcare until March 18, 2011.  As a result of the improved OPM and lower non-operating expenses, 3Q 2012 Income before Taxes (EBT) compared to 3Q 2011 increased $575 to $3,849, and 9M 2012 EBT compared to 9M 2011 increased $2,847 to $11,215.

Net Income was leveraged by a higher proportion of consolidated EBT from entities outside the U.S. taxed at lower corporate income tax rates, and a further one percentage point reduction in corporate income tax rate in the UK compared to the prior year. Earnings per share (EPS) increased on a percentage basis a little less than the increase in net income due to the exercise of employee options and the higher dilution factor applied to unexercised options as a result of a higher average market price of UTMD stock.

There were a few significant changes in UTMD’s Balance Sheet at September 30, 2012 from December 31, 2011. Current assets increased $3.0 million (cash & investments increased $2.8 million), current liabilities increased $1.8 million and debt principal declined $6.8 million. Shareholders’ Equity increased $8.0 million net of cash dividends paid to shareholders of $1.8 million. In the six calendar quarters following the Femcare acquisition, UTMD has repaid 46% of the loan principal provided by JP Morgan Chase to help finance the acquisition.

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

In USD terms, consolidated 3Q 2012 sales were down $295 (2.7%), and 9M 2012 sales were up $3,766 (+13.5%), from the same periods in 2011.  UK subsidiary sales were $3,305 in 3Q 2012 and $10,467 in 9M 2012, compared to $3,608 in 3Q 2011 and $7,219 in 9M 2011. The weighted average currency exchange rate for British Pounds (GBP) to USD was 1.5804 in 3Q 2012 compared to 1.6131 in 3Q 2011, and 1.5787 in 9M 2012 compared to 1.6213 in 9M 2011. Australia subsidiary sales were $836 in 3Q 2012 and $2,536 in 9M 2012, compared to $936 in 3Q 2011 and $2,004 in 9M 2011. The weighted average currency exchange rate for Australian Dollars (AUS) to USD was 1.0396 in 3Q 2012 compared to 1.0504 in 3Q 2011, and 1.0346 in 9M 2012 compared to 1.0540 in 9M 2011.  Ireland subsidiary sales were up $834 in 3Q 2012 and $2,805 in 9M 2012, compared to $653 in 3Q 2011 and $2,041 in 9M 2011.  The weighted average currency exchange rate for EURO to USD was 1.2585 in 3Q 2012 compared to 1.4010 in 3Q 2011, and 1.2909 in 9M 2012 compared to 1.4059 in 9M 2011.

Comparing 3Q 2012 to 3Q 2011 global consolidated sales in product categories, blood pressure monitoring device/ component (BPM) sales were up 6%, neonatal device sales were down 12%, gynecology/ electrosurgery device sales were down 1% and obstetrics device sales were down 6%.  For 9M 2012 compared to 9M 2011 global consolidated sales in product categories, BPM sales were up 9%, neonatal device sales were down 7%, gynecology/ electrosurgery device sales were up 31% and obstetrics device sales were down 12%.

   International sales in 3Q 2012 were down 3%, and 9M 2012 were up 17%. International sales were 51% of total consolidated sales in both 3Q and 9M 2012, compared to 51% in 3Q 2011 and 49% in 9M 2011.

U.S. domestic sales were down 2% in 3Q 2012 and up 10% in 9M 2012 compared to the same periods in 2011. Domestic direct sales of finished devices to U.S. end-users were 6% lower in both 3Q and 9M 2012, due primarily to lower hospital utilization rates of specialty devices. Sales of OEM components and finished devices to other U.S. companies were up 6% for 3Q 2012 and 77% for 9M 2012.

The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:

	3Q 2012	3Q 2011	9M 2012	9M 2011
Obstetrics	$1,368	$1,459	$3,910	$4,426
Gynecology/ Electrosurgery/ Urology	5,902	5,986	17,968	13,706
Neonatal	1,595	1,813	4,844	5,236
Blood Pressure Monitoring and Accessories*	1,624	1,526	4,997	4,586
Total:	$10,489	$10,784	$31,719	$27,954
*includes molded components sold to OEM customers.

International revenues by product category:

	3Q 2012	3Q 2011	9M 2012	9M 2011
Obstetrics	$144	$182	$437	$654
Gynecology/ Electrosurgery/ Urology	3,791	3,934	11,523	9,005
Neonatal	326	381	913	1,025
Blood Pressure Monitoring and Accessories*	1,095	1,028	3,318	3,108
Total:	$5,356	$5,525	$16,191	$13,792
*includes molded components sold to OEM customers.

c)     Gross Profit

UTMD’s average GPM, gross profits as a percentage of sales, was 61.7% in 3Q 2012 and 60.8% in 9M 2012, compared to 60.4% in 3Q 2011 and 59.0% in 9M 2011.  A major contributor to GPM improvement in 9M 2012 compared to 9M 2011 was better utilization of manufacturing capacity in Ireland.

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

d)     Operating Income

Operating income is the profit remaining after subtracting operating expenses from gross profits.  Operating expenses include sales and marketing (S&M), product development (R&D) and general and administrative (G&A) expenses.  Consolidated operating expenses were $2,517 (24.0% of sales) in 3Q 2012 compared to $2,979 (27.6% of sales) in 3Q 2011, and $7,660 (24.1% of sales) in 9M 2012 compared to $7,558 (27.0% of sales) in 9M 2011.

UTMD’s 3Q and 9M 2012 operating profit margin (OPM), operating income divided by sales, was 37.8% and 36.7%, respectively, compared to 32.8% and 31.9% in 3Q and 9M 2011. The 9M 2012 OPM improved compared to 9M 2011 due to 1) a higher GPM, 2)  higher sales volume over which consolidated operating expenses were spread, and 3) the consolidation of previous Femcare operating expenses into UTMD’s infrastructure.

Consolidated S&M expenses in 3Q 2012 were $646 (6.2% of sales) compared to $822 (7.6% of sales) in 3Q 2011, and $1,999 (6.3% of sales) in 9M 2012 compared to $2,147 (7.7% of sales) in 9M 2011.  S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s products since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have explicit contracts with end-user customers to provide training, it does have third party group purchasing organization agreements and international distributor agreements under which it agrees to provide hospital members or distributors inservice and clinical training as required and reasonably requested.

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

R&D expenses in 3Q 2012 and 9M 2012 were $140 (1.3% of sales) and $433 (1.4% of sales), respectively, compared to $138 (1.3% of sales) and $386 (1.4% of sales) in 3Q and 9M 2011.  UTMD expects to continue developing new products in-house that will enhance its market position as a clinically-focused company.

Consolidated G&A expenses in 3Q 2012 were $1,730 (16.5% of sales) compared to $2,020 (18.7% of sales) in 3Q 2011, and $5,227 (16.5% of sales) in 9M 2012 compared to $5,025 (18.0% of sales) in 9M 2011.  G&A expenses include $638 (6.1% of sales) in 3Q 2012, and $1,913 (6.0% of sales) in 9M 2012, of expense from the amortization of identifiable intangible assets (IIA) resulting from the Femcare acquisition.  This compares to $651 (6.0% of sales) in 3Q 2011, and $1,404 (5.0% of sales) in 9M 2011, of IIA amortization expense. Acquisition expenses of $8 in 3Q 2011 and $293 (1.0% of sales) in 9M 2011 were included in G&A operating expenses.  There were no acquisition expenses in 9M 2012.   In addition to legal/ litigation costs, G&A expenses include the costs of outside director fees and expenses, business insurance, independent financial auditors’ fees, tax preparers’ fees and corporate governance activities related to the implementation of SEC rules, as well as estimated stock-based compensation expense. Option compensation expense was $16 in 3Q 2012 compared to $24 in 3Q 2011, and $54 in 9M 2012 compared to $73 in 9M 2011.

Operating expense summary:

	3Q 2012	3Q 2011	9M 2012	9M 2011
S&M Expense	$646	$822	$2,000	$2,147
R&D Expense	140	138	433	386
G&A Expense	1,731	2,019	5,227	5,025
Total Operating Expenses:	$2,517	$2,979	$7,660	$7,558

e)    Non-operating expense

Non-operating expenses (NOE) include loan interest, bank fees and excise taxes minus non-operating income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology. NOE.in 3Q 2012 was $111 compared to $265 in 3Q 2011, and $411 in 9M 2012 compared to $561 in 9M 2011.  Interest expense on the loans required to finance the Femcare acquisition is the largest component of NOE in each of the periods: $155 in 3Q 2012 compared to $276 in 3Q 2011, and $508 in 9M 2012 compared to $618 in 9M 2011. The lower interest expense in 2012 compared to 2011 was the result of rapidly repaying the $26,934 debt obtained to help acquire Femcare in March 2011.  At September 30, 2012, after six calendar quarters, 46% of the debt has been repaid.

f)     Income Before Income Taxes

Income before taxes (EBT) results from subtracting UTMD’s NOE from its operating income. 3Q 2012 consolidated EBT was $3,849 (36.7% of sales) compared to $3,274 (30.4% of sales) in 3Q 2011.  EBT in 9M 2012 was $11,215 (35.4% of sales) compared to $8,368 (29.9% of sales) in 9M 2011. The EBT of UTMD Ltd. (Ireland) was €169 in 3Q 2012 (23.3% of sales) compared to a loss of €22 in 3Q 2011, and €448 in 9M 2012 (19.9% of sales) compared to €36 (2.4% of sales) in 9M 2011. The EBT of Femcare Group Ltd. (Femcare-Nikomed, Ltd., UK and Femcare Australia Ltd) was £932 (33.0% of sales) in 3Q 2012 compared to £748 (26.6% of sales) in 3Q 2011, and £2,931 (33.1% of sales) in 9M 2012 compared to £1,377 (24.2% of sales) in 9M 2011.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 3Q and 9M 2012 consolidated EBT plus interest expense were $4,833 and $14,237, respectively, compared to $4,418 and $11,037 in 3Q and 9M 2011.

g)     Net Income

UTMD’s consolidated net income was $2,721 (25.9% of sales) in 3Q 2012 compared to $2,237 (20.7% of sales) in 3Q 2011, and $7,910 (24.9% of sales) in 9M 2012 compared to $5,556 (19.9% of sales) in 9M 2011.  The improvement in 3Q and 9M 2012 NPM (net income divided by sales) compared to the same periods in 2011 was due to the improvement in OPM described above, less interest expense, a greater portion of EBT in lower taxed sovereignties and a lower corporate income tax rate in the UK.  The average consolidated income tax provision (as a % of EBT) in 3Q 2012 was 29.3% compared to 31.7% in 3Q 2011, and 29.5% in 9M 2012 compared to 33.6% in 9M 2011.  The corporate income tax rate in the UK changed from 26% to 25% on April 1, 2012. The income tax rate in Australia remains 30%. UTMD’s average combined state and federal income tax rate in the U.S. is about 36%, after allowable deductions.  The marginal U.S. income tax rate is 39%.

Because Femcare was acquired near the end of 1Q 2011 and UTMD Ltd (Ireland)’s EBT performance was low in 2011, most of consolidated EBT in 9M 2011 was taxed at the U.S. rate, the highest corporate income tax rate of all the sovereignties in which UTMD pays income taxes: Australia, Ireland, the UK and the U.S. In addition, almost all of the acquisition expenses in 9M 2011 were not tax deductible.  In 3Q and 9M 2012, a greater contribution to EBT by UTMD Ltd (Ireland) at the lowest tax rate of 12.5% on profits generated from export of goods manufactured in Ireland, in addition to improved profitability in the UK, helped to substantially reduce the average tax provision rate.

h)     Earnings Per Share

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  EPS for the applicable reporting periods follows:

	3Q 2012	3Q 2011	9M 2012	9M 2011
Earnings Per Share (EPS)	$.730	$.614	$2.134	$1.526.
Shares (000), Diluted	3,726	3,644	3,706	3,642

Diluted shares used to calculate EPS increased to 3,725,500 in 3Q 2012 from 3,643,700 in 3Q 2011, and to 3,706,000 in 9M 2012 from 3,641,900 in 9M 2011.  The number of shares added as a dilution factor in 3Q 2012 was 36,500 compared to 7,400 in 3Q 2011, and 33,900 in 9M 2012 compared to 13,400 in 9M 2011.  Employees and directors exercised options for 7,800 UTMD shares in 3Q 2012, and for 55,600 shares in 9M 2012. Actual outstanding common shares at September 30, 2012 were 3,692,400 compared to 3,638,100 one year earlier. Although UTMD did not repurchase shares in the open market during 2012 through September 30, or during calendar 2011, it retains its program for repurchasing shares when they seem undervalued.  The primary reason for not repurchasing shares during 2011 and 2012 to date was to use cash generated from operations to rapidly repay debt.

i)     Return on Equity

Return on equity (ROE) is the portion of net income retained by UTMD (after payment of dividends to shareholders) to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Annualized year-to-date ROE (after payment of dividends) for 9M 2012 was 16% compared to 10% for 9M 2011.  ROE prior to payment of dividends was 24% in 9M 2012 and 19% in 9M 2011.  The higher ROE in 2012 was due primarily to higher net income.

Liquidity and Capital Resources

j) Cash flows

 Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash operating expenses along with changes in working capital totaled $10,499 in 9M 2012 compared to $7,859 in 9M 2011.  The most significant differences in the two periods were a net income increase of $2,354, a benefit to cash of $915 from changes in inventories, $671 from a larger increase in accounts payable, and $533 from amortization of identifiable intangibles for three quarters in 2012 compared to approximately two quarters in 2011, offset by a $427 use of cash from a larger increase in accounts receivable and a $424 use from a smaller increase in accrued expenses.

The Company’s payment of $41,084 to acquire Femcare in March 2011 was the most significant use of cash in either period.  UTMD liquidated a net of $14,655 of investments to help finance the acquisition. The Company borrowed an additional $26,934 during 9M 2011 to help finance the purchase of Femcare.

Capital expenditures for plant, property and equipment (PP&E) were $195 in 9M 2012 and $196 in 9M 2011.  Depreciation of PP&E was $494 in 9M 2012 and $536 in 9M 2011.

In 9M 2012, UTMD received $1,185 and issued 52,393 shares of stock upon the exercise of employee and director stock options, net of 3,169 shares retired upon employees trading those shares in payment of the option exercise price.  Option exercises in 9M 2012 were at an average price of $23.05 per share.  In comparison, the Company received $442 from issuing 19,237 shares of stock on the exercise of employee stock options in 9M 2011.

UTMD repaid $7,174 on its notes payable during 9M 2012, compared to $3,682 during 9M 2011, and paid $1,762 in dividends in 9M 2012, compared to $1,705 in 9M 2011.  All of UTMD’s notes payable are scheduled to be repaid by April, 2016.

Management believes that income from operations and effective management of working capital will provide the liquidity needed to finance its internal growth plans.  Planned capital expenditures during the remainder of 2012 are expected to be less than depreciation of current PP&E. The Company will continue to keep facilities, equipment and tooling in good working order.  In addition, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for share repurchases when the price of the stock is undervalued; and if available for a reasonable price, an acquisition that might strategically fit UTMD’s business model and be accretive to performance.

k)     Assets and Liabilities

September 30, 2012 total assets increased $2,414 from December 31, 2011, including an increase in current assets of $3,041 and decreases in net intangible assets and net PP&E assets of $271 and $356 respectively.   PP&E in Ireland declined $115, because of $116 in depreciation of fixed assets.

 Working capital (current assets minus current liabilities) was $8,642 at September 30, 2012, a $1,257 increase from $7,385 at 2011 year-end.  Current assets included a cash and investments increase of $2,771, an accounts receivable increase of $302 and an inventories decrease of $298.  September 30, 2012 inventory and receivables balances were within management’s asset productivity targets.  Current liabilities increased $1,784, including a $1,512 increase in accrued expenses as a result of paying the 4Q 2011 dividend before 2011 year-end, but not paying the 3Q 2012 dividend to shareholders until early October, and an increase in income tax payable.  The dividend accrual on September 30, 2012 was $886.  Accounts payable increased $253.  UTMD has maintained a current ratio of at least 1.7 for all calendar quarters since June 30, 2011. UTMD believes its working capital remains sufficient to meet normal operating needs, debt service requirements and cash dividend payments to shareholders.

 Intangible assets decreased $271.  The decrease was due to amortization of identifiable intangible assets of $1,957 in 9M 2012, offset by valuing remaining intangible assets with a weaker USD relative to the GBP at September 30, 2012 compared to December 31, 2011.  At September 30, 2012, net intangible assets including goodwill were 64% of total assets compared to 66% at year-end 2011.

 On March 18, 2011, UTMD borrowed £8,000 ($12,934) in the UK and $14,000 in the U.S. from JP Morgan Chase Bank to help fund the Femcare acquisition. The principal balance on those loans as of September 30, 2012 was £5,600 ($9,034) and $5,600, respectively.  During 2012 to September 30, the JP Morgan Chase loan principal balances at December 31, 2011 were reduced by £1,200 in the UK and $4,900 in the U.S.

The principal balance on the Bank of Ireland €4,500 ($5,336) loan initiated in December 2005 for purposes of repatriating accumulated profits to the U.S. was €180 ($231) on September 30, 2012.  During 2012 to September 30, the Ireland note principal balance declined €289.

The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $8,053 at September 30, 2012.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the identifiable intangible assets.

UTMD’s total debt ratio (total liabilities/ total assets) as of September 30, 2012 was 38% compared to 47% on December 31, 2011 and 49% on September 30, 2011.

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

After concluding the first nine months’ of 2012, Management believes UTMD’s performance is consistent with achieving the previously stated objectives.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR) and in England denominated in the British Pound (GBP).  UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP and the Australian Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7778, .7707 and .7439 EUR per USD as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.  Exchange rates were .6199, .6436 and .6401 GBP per USD as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively.  Exchange rates were .9627, .9755 and 1.0261 AUD per USD on September 30, 2012, December 31, 2011 and September 30, 2011, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable and by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The growth of Group Purchasing Organizations adds non-productive costs, typically weakens the Company’s marketing and sales efforts and may result in lower revenues:
GPOs, theoretically acting as bargaining agents for member hospitals, but actually collecting revenues from the companies that they are negotiating with, have made a concerted effort to turn medical devices that convey special patient safety advantages and better health outcomes, like UTMD’s, into commodities. GPOs have been granted an antitrust exemption by the U.S. Congress. Otherwise, their business model based on “kickbacks” would be a violation of law, as is the case in other industries.  These bureaucratic entities do not recognize or understand the overall cost of care as it relates to safety and effectiveness of devices, and they create a substantial administrative burden that is primarily related to collection of their administrative fees.

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

The substantial increase in debt required to finance the acquisition of Femcare Group Ltd represents an increased business risk until the debt is repaid:
While the debt will help positively leverage financial performance if UTMD maintains future performance consistent with 2011 and 2012 performance, it could also negatively leverage financial performance if the Company is unable to maintain sales volume and profit margins in a competitive worldwide market for its medical devices.

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

UTMD did not purchase any of its own securities during 3Q 2012.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/8/12	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/8/12	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer