Form 10-K
period 2012-12-31
UTAH MEDICAL PRODUCTS INC
filed 2013-03-07
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2012, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $108,440,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 5, 2013, common shares outstanding were 3,713,000.

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

UTMD’s products are sold directly to end users in the U.S. domestic market by the Company’s own direct sales representatives and independent manufacturers’ representatives.  In addition, some of UTMD’s products are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers.  Internationally, products are sold directly to end users in the UK and Australia, and through other medical device companies and through independent medical products distributors in many other countries.  UTMD has representation in all major developed countries as well as many underdeveloped countries through several hundred distributors, 174 of which purchased at least five thousand dollars in UTMD medical devices during 2012.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $112,680 in the form of share repurchases, and an additional $30,784 in the form of cash dividends, to its public shareholders.

Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed in 1995 to better serve UTMD’s international customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  In 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  Femcare is best known for its leading global gyn brand, the Filshie Clip System, a female surgical contraception device (tubal ligation).  The addition of Femcare provides product and distribution channel diversification and expansion.  Sales of the products, or derivatives of the products, from the four acquisitions noted above, comprised 64% of UTMD’s consolidated 2012 sales.

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

Vacuum-Assisted Delivery Systems (VAD).
UTMD’s VAD Systems include CMI® patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries.  UTMD’s patented soft silicone cup is a bell-shaped cup design that should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated.  Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention.  Although there are risks associated with vaginal operative deliveries which may currently represent 4-6% of all U.S. hospital births, the procedures are generally regarded as safer long term for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations.  UTMD estimates that the VAD operative approach is used for about 3-5% of all U.S. births, with forceps as the alternative.  UTMD’s patented bell-shaped soft silicone TENDER TOUCH® cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System (MAUDE) which lists serious injuries reported by hospitals using specific brand names of products.

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

DELTRAN® PLUS
UTMD’s DELTRAN blood pressure monitoring system has been adapted specifically for use in the NICU.  The streamlined version eliminates needles used for blood sampling, avoids the loss of scarce neonatal blood volume and provides a closed system that reduces the risk of infection.  The system features excellent visualization of clearing volume, and one-handed use.  In 2012, UTMD continued its customization of Deltran kits for specific hospital applications.

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

Other GESCO specialty products include a disposable peritoneal dialysis (PD) set that is a pre-assembled, sterile, closed system, called DIALY-NATE®.  PD is an ideal method to aid compromised renal function in a neonate because critically-ill pediatric patients may not have sufficient blood volume to support hemodialysis. DIALY-NATE is provided in a form that allows timely PD implementation.  In 2008, UTMD added a DIALY-NATE version that can be used with a variety of fluid warming systems.  In 2010, UTMD introduced a bifurcated system that allows for higher volume manual PD applications.  Other specialty NICU devices include a patented silicone oral protection device used to prevent palatal soft tissue injury by orotracheal tubes, called PALA-NATE®; a pre-assembled, closed urinary drainage system, called URI-CATH®, which reduces risk of infection and valuable nursing time, and a lumbar sampling kit with a tiny, specially-beveled needle for obtaining cerebral spinal fluid samples, called MYELO-NATE®.

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

In 2013, UTMD expects to continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most developmentally-friendly NICU specialty products in the medical device industry.

Gynecology /Urology /Electrosurgery:

LETZ® System
The LETZ System (loop excision of the transformation zone) is used to excise cervical intraepithelial neoplasia (CIN) and other lower genital tract lesions related to human papilloma virus (HPV) infections.  The electrosurgery procedure with hemostasis has become the standard of care for HPV cervical infection treatment, replacing cold knife scalpel, laser and cryotherapy procedural approaches because it is economical, safe, effective, quick and easy to perform, has fewer potential side effects and requires little physician training.  A major incentive for performing the LETZ procedure is that it may be performed using local anesthetic in a physician's office, eliminating the time and expense of hospital or surgical center admittance.  Most importantly clinically, in contrast to laser (tissue ablation) and cryotherapy (freezing of tissue), LETZ provides a fine tissue specimen for pathological assessment.

UTMD’s LETZ System includes patented disposable electrodes, the FINESSE® electrosurgical generator and other miscellaneous components.  A disposable loop electrode used to excise the tissue specimen is a pencil-like tube with a thin tungsten wire loop attached.  The loop is available in varying sizes and includes a Safe-T-Gauge® that can be positioned so the physician can accurately colposcopically monitor the amount of tissue being excised. Excising too much tissue can compromise fertility and result in premature birth. UTMD continues to augment its specialty electrodes.  For example, the Company introduced a patented conization electrode for deep endocervical disease called C-LETZ®, designed to limit the removal of healthy tissue margins that might compromise adequate cervical function.  UTMD also will continue to provide adapters and other components which allow its market-leading specialty electrodes to be used with other manufacturers’ electrosurgical generators.

After more than 20 years on the market, in 2012 UTMD completed a significant redesign, and achieved certification to the latest EN 60601 international safety standards, for a new FINESSE+ electrosurgical generator.  The new Finesse+ design includes dispersive pad contact monitoring for improved patient safety, improved circuitry for computer controlled-output that provides a precise tissue specimen for histopathology, a more efficient output stage resulting in less heat generation and longer electronic component life, an update to modern electronic components which reduces the number of required components and increases service life, and an easy change internal filter for integral smoke evacuation, a unique feature of Finesse.  UTMD obtained FDA premarketing clearance for Finesse+ in January 2013.

FINESSE+ Generator; Specialty Loop, Ball, and Needle Electrodes; FILTRESSE® Evacuator; Other Specialty Electrodes; Other UTMD Supplies and Gynecologic Tools; Femcare Trochars and Cannulae; and Femcare Laparoscopic Instruments and accessories.
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

FILSHIE CLIP System
UTMD acquired the Filshie Clip System as part of its acquisition of Femcare in March 2011. In 2012, sales of Filshie Clips, applicators and accessories represented 35% of UTMD’s total sales. The Filshie Clip is a female surgical contraception device used for tubal ligation, i.e., placed on the fallopian tubes, generally laparoscopically but also post partum during a C-Section procedure. The Filshie Clip, in use for over 30 years, is as effective as the newest occlusive devices and much more effective than the more traditional tubal ligation sterilization approaches, is as easy or easier to place as any of the traditional techniques and much easier than the newer hysteroscopic devices, is safer than electrocautery and the newer hysteroscopic devices when placed by less than well-trained and skilled clinicians, and has a substantially higher probability of reversibility when compared to all of the other approaches for women who later decide they may like to get pregnant.

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

In more recent years, hysteroscopic sterilization has been introduced as an alternative to laparoscopic tubal ligation. The device is the ESSURE by Conceptus, Inc.  After a patent dispute with Conceptus, Hologic, Inc. terminated sales of its hysteroscopic sterilization ADIANA device in 2012.  Both these devices are/were inserted transvaginally, and are considered to be permanent implants.  Although similar to the Filshie Clip in their effectiveness as measured after successful application, they take some time after placement to become effective, require an additional later procedure to confirm the tubes are blocked, are not reversible allowing later pregnancy and require more clinical skill to apply correctly. Thus greater physician training and skill is required to successfully complete the procedure.  These devices may also preclude a patient from receiving later electrosurgical procedures, for example ablation to address abnormal uterine bleeding, unless they are first surgically removed.

The U.S. FDA released the Filshie Clip for marketing in 1996 after a Femcare PMA submission.  Now the Filshie Clip is effectively marketed in the U.S. through an exclusive distribution agreement with Cooper Surgical, Inc.  In 2012, sales to Cooper Surgical for use in the U.S. were 27% of total Filshie Clip System sales.  Outside the U.S., the Filshie Clip has numerous regulatory approvals and is now being sold directly by UTMD to clinicians in Ireland, the U.K. and Australia, and through specialty distributors in other countries.

PATHFINDER PLUS™
PATHFINDER PLUS is a proprietary endoscopic irrigation device that allows a uro/gyn surgeon to precisely irrigate, clearing the visual field, with the same hand that controls the endoscope, eliminating the need for a separate assistant to irrigate without visualization.  An example of a procedure where Pathfinder has found success is ureteroscopic stone ablation.

LAWRENCE ADD-A-CATH
The Lawrence Add-a-Cath is a proprietary Femcare device designed for easy suprapubic introduction of a catheter for bladder drainage.  Suprapubic catheterization is generally well-recognized as a drainage method with fewer complications than with urethral catheterization.  Previous to UTMD’s acquisition of Femcare, it was distributed in the U.S. through an OEM customer.

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

MARKETING and COMPETITION

UTMD divides its sales into “domestic” U.S. sales and “international” sales, which are finished device and component sales to entities outside the U.S.

In the past, UTMD has divided domestic U.S. sales into “direct sales” and “OEM sales.”  Included in direct sales have been sales of finished devices through hospital distributors.  OEM sales are theoretically to other medical device (or non-medical device) companies where UTMD products are components of their finished product offerings.  The distinction starts to blur when distributors purchase components or finished devices that they relabel or market as part of kit, or other medical device companies purchase finished devices that they sell as a distributor. A significant recent example is the Filshie Clip System sold to Cooper Surgical by Femcare-Nikomed Ltd, a subsidiary of UTMD, under a distribution agreement for the U.S.  Because Cooper Surgical is another medical device company, UTMD has included these sales in its Domestic OEM Sales category since the 2011 acquisition of Femcare. However, Cooper is really a distributor of Femcare’s finished devices. The regulatory responsibility is Femcare’s with respect to product safety and effectiveness.  However, from a marketing perspective, labels include both the Femcare and the Cooper Surgical names. UTMD could classify the sales as domestic direct because Cooper Surgical is a distributor of UTMD’s subsidiary finished devices, or as domestic OEM because Cooper Surgical is another medical device company which has its name on the label. As sales of components to non-medical device entities are immaterial, UTMD will no longer try to make the distinction between domestic direct sales and domestic OEM sales. As an observation, UTMD stopped trying to make the distinction for its international sales over a decade ago, because a greater portion of its international sales were to foreign “distributors” which are difficult to classify as either direct or OEM.

1)  Domestic sales.
For domestic sales to end-users of finished devices, marketing efforts are complex and fragmented.  UTMD’s marketing focus is with clinicians who take responsibility for obtaining optimal patient care outcomes, primarily through clinical meetings and trade shows.  However, in competitive bidding processes, UTMD works primarily with administrators who are responsible for hospital purchasing decisions.

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

In 2012, UTMD sold components and finished devices to 134 other companies in the U.S.  For over 30 years, the Company has utilized its manufacturing capabilities and engineering know-how to produce high quality components for other companies.  Because it is well-known in that regard, UTMD does not actively market its OEM business.  UTMD’s website, which lists its capabilities, is often the basis for contacts for new OEM work.

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

2)  International sales.
In 2012 and 2011, international sales represented a majority of consolidated total sales.  Prior to 2011, with only a few exceptions, UTMD’s international sales were to other medical device companies and distributors, not to clinical users. After the acquisition of Femcare, UTMD began the transition to selling direct to end user facilities in the UK, Australia and Ireland, which has a positive impact on revenues as well as gross margins.  UTMD expects that international sales will continue to grow more rapidly than its domestic sales, as the standard of living in emerging countries continues to improve.  UTMD’s website provides information that frequently results in unsolicited contacts from foreign entities.  The Company has thousands of competitors worldwide.

DISTRIBUTION

An important success factor in the current U.S. healthcare industry is access to customers.  Although the U.S. hospital supplier environment has been consolidating as a result of group purchasing organizations (GPOs), or their equivalents, the financial relationships and true benefits for hospitals has come under scrutiny, both by hospitals’ managements themselves and by the government.  As a potential positive factor to UTMD’s future performance, the increased scrutiny may lead to an understanding consistent with UTMD’s belief that U.S. hospitals are not currently saving money under the GPO contracts when it comes to specialty medical devices that can reduce complications and unwanted side effects.

In addition, the longer term overall cost of care in the U.S. will continue to increase, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace as a result of unnecessary regulatory and other purely administrative burdens, as well as a new excise tax burden levied under the 2010 Patient Protection and Affordable Care Act.  The length of time and number of administrative steps required in evaluating new products for use in hospitals has grown substantially in recent years.  As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for existing products.  UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company’s approach or demand too great a financial or administrative burden.

When U.S. hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors currently comprise about 15% of total domestic direct sales.

In the U.S., Ireland and UK, UTMD sells its products through its own directly employed sales force and through selective independent manufacturer representatives.  Direct sales representatives focus on applications for UTMD products where customer training and support may be important.  The direct sales force is comprised both of “outside” representatives operating remotely in specific geographic areas, and “inside” representatives who operate primarily by telephone from corporate offices.  Direct representatives are trained to understand the medical procedures being performed within UTMD’s clinical focus.  Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with specific solutions to clinical problems.  In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs

In addition to traditional sales approaches, UTMD encourages customers to take advantage of fast and easy online ordering at https://storefront.utahmed.com. UTMD introduced this advanced “portal” website in 2006. It provides a convenient and secure method for placing orders, allows the customer to easily monitor the status of orders and shipments, simplifies the reordering process and gives quick access to account information.

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

Internationally, the Company sells its products through over 400 regional distributors and OEMs (other medical device manufacturers and/or distributors) in addition to its own direct representatives in the UK and Ireland.  Although sales by Femcare Australia are direct to end users, the marketing and distribution functions are managed by a third party under a service agreement.  The international business activity outside the UK and Ireland is driven by the initiative and resourcefulness of those many independent distributors. Ten percent of these distributors represented 80% of UTMD’s indirect international sales in both 2012 and 2011.

 UTMD’s Internet website www.utahmed.com is a frequent conduit for international customer inquiries.

NEW PRODUCT DEVELOPMENT

New product development has been a key ingredient to UTMD’s market identity.  Product development takes several interrelated forms: 1) improvements, enhancements and extensions of current product lines in response to clinical needs or clinician requests, 2) introduction of new or augmented devices that represent a significant improvement in safety, effectiveness and/or cost of care, and 3) acquisitions of products or technology from others.  Manufacturing process development is an equally important aspect that cannot be separated from the successful design and development of new devices.

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

UTMD’s current product development projects are in the following areas: 1) augmentation of Femcare devices acquired in 2011, 2) neonatal intensive care, 3) specialized procedures for the assessment and treatment of cervical/uterine disease, 4) labor and delivery procedures, and 5) product and process development for OEM customers.  Internal product development expenses are expected to be in the range of 1-2% of sales in 2013.

EMPLOYEES

At December 31, 2012, the Company had 178 employees, and an additional eleven subcontract employees in Utah.  The subcontract employees represent UTMD’s desire to provide handicapped persons additional work opportunities, hired through the Utah state-supported Work Activity Center.  The average tenure of UTMD employees in the U.S. and Ireland is over twelve years, which conveys an important benefit due to the level of training required to produce consistently high quality medical devices.  The Company's continued success will depend to a large extent upon its ability to retain skilled and experienced employees.  No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which reliable, creative and high achieving people wish to work.

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

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company owns or exclusively licenses nineteen unexpired patents, has one patent pending and is the licensee of certain other technology.  There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns thirty-eight registered trademarks which have achieved significant brand recognition.  The Company believes that its trademarks and tradenames, many of which have become well known in the global medical community through decades of successful use of the associated medical devices, have substantially more intangible value than its patents.

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

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2012, ongoing royalties included in cost of goods sold were $289.  Other royalties have been previously paid as a lump sum, or were incorporated into the price of acquisitions or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  UTMD’s future financial performance may also depend on the marketing ability of other companies that license UTMD’s technology.  During 2012 the Company received $89 in royalty income, compared to $71 in 2011 and none in 2010.

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

In 1994, UTMD received certification of its quality system under the ISO9001/EN46001 standards (“ISO” stands for “International Organization of Standardization”) which it maintained until December 2003.  In October 2003, UTMD’s Utah facility was certified under the more stringent ISO13485 standard for medical devices. UTMD’s Ireland facility was certified under the concomitant ISO13488 standard.  In July 2006, both facility ISO certifications were upgraded to the even more stringent ISO13485:2003 standards, which continue to be maintained.  UTMD’s Femcare subsidiary is also certified under ISO13485:2003. UTMD remains on a continuous periodic audit schedule by its independent notified body in order to stay current with international regulatory standards, and retain its certifications. UTMD has received CE Mark certifications (demonstrates proof of compliance with the European Community’s ISO standards) for essentially all of its products. The U.S. FDA QSR was developed in harmony with the ISO standards.

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

Total revenues from customers outside the U.S. in 2012 were $21,596 (52% of total sales), compared to $19,007 (50% of total sales) in 2011 and $7,690 (31% of total sales) in 2010.  Exports from the U.S. to international customers were $5,300 in 2012, $5,387 in 2011 and $4,576 in 2010.  Exports represented 25%, 28% and 60% of total UTMD international sales in 2012, 2011 and 2010, respectively.

For sales by international geographic area, please see notes 1 and 11 to the Consolidated Financial Statements.

BACKLOG

“Backlog” is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD’s business requires fast response to customer orders.  Virtually all direct shipments to end users are accomplished within a few days of receipt of customer purchase orders.  Consequently, UTMD’s backlog at any point in time is comprised mainly of orders from OEM and international customers, which purchase in larger quantities at less frequent intervals.  Backlog shippable in less than 90 days was $2,316 as of January 1, 2013, $1,293 as of January 1, 2012 and $847 as of January 1, 2011.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors, but it is affected by uneven purchasing patterns of U.S. OEM customers and international distributors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device business because devices are frequently used in inherently risky situations to help clinicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit against a company where an individual plaintiff suffers permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists.  However, no such damages have been awarded against UTMD in its 34 year history.

UTMD in the U.S. and Ireland is self-insured for product liability risk, and reserves funds against its current performance on an ongoing basis to provide for its defense should any lawsuits be filed. The Company’s average cost of defense (excluding Femcare) over the last twenty years was $21 per year. Because the Filshie Clip is a Class III device, Femcare insures its product liability risk though a third-party insurance company at a cost of about $140 per year.

The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.  Over the time span of the last twenty years, UTMD has been named as a defendant in a total of six lawsuits.  Four lawsuits involved a patient injury related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used. The VADS devices in all four cases did conform to specifications.  UTMD was ultimately dismissed as a defendant in all four of the lawsuits, and legal costs were not material to performance. During the last twenty year period of time during which over twenty-five million finished devices (excluding Femcare) were used, there were only two other lawsuits involving UTMD devices.  In the first, regarding the use of EndoCurette, there was no evidence of patient injury. The lawsuit was settled in 2010 for an immaterial amount to avoid the diversion of management time and substantial costs of litigation, even though UTMD was confident that the case was without merit.  In the second, UTMD was brought into a lawsuit by a defendant physician, speculating a design deficiency in a Finesse electrosurgical generator (ESU) which had been in use for eighteen years before the injury event, and used successfully by the same physician after the event. The injured patient did not allege any fault by UTMD.  The case was settled in 2012 without any UTMD involvement or liability.  UTMD is seeking reimbursement of its legal costs. Presently, there are no product liability lawsuits in which UTMD is a defendant.

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

ITEM 1A – RISK FACTORS

Legislative healthcare reform in the United States, as embodied in The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) adds a substantial excise tax that begins in 2013, increases administrative costs and may lead to decreased revenues:
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

Since the FDA reserves to itself the interpretation of which vague industry standards comprise law at any point in time, it is impossible for any medical device manufacturer to ever be confident that it is operating within the Agency’s version of the law.  The result is that companies, including UTMD, are considered guilty prior to proving their innocence.  New premarketing submission rules and substantial increases in “user fees” may increase development costs and result in delays to revenues from new or improved products.

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

The Company’s reliance on third party distributors in some markets may result in less predictable revenues:
UTMD’s distributors have varying expertise in marketing and selling specialty medical devices.  They also sell other devices that may result in less focus on the Company’s products.

The substantial increase in debt required to finance the acquisition of Femcare Group Ltd represents an increased business risk until the debt is repaid:
While the debt will help positively leverage financial performance if UTMD maintains future performance consistent with 2012 performance, it could also negatively leverage financial performance if the Company is unable to maintain sales volume and profit margins in a competitive worldwide market for its medical devices.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

Office and Manufacturing Facilities.
At the beginning of 2013, the Company's operations were located in 110,000 square feet of facilities near Salt Lake City, Utah, a 77,000 square foot facility in Athlone, County Westmeath, Ireland, and 12,000 square feet of facilities near Romsey, Hampshire, England.  In 2011, UTMD acquired the leased UK facilities which house Femcare. During 2010 the Company expanded its Midvale, Utah facility which allowed consolidation of injection molding operations previously located in a leased facility in Redmond, Oregon.  The Oregon facility lease has been terminated.  UTMD owns all of its property and facilities in the U.S. and Ireland, with the exception of a long-term lease with 19 years remaining on one section of its Midvale parking lot.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
UTMD's common stock trades on the NASDAQ Global Market (symbol:UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2012		2011
	High	Low	High	Low
1st Quarter	$31.90	$26.61	$29.00	$26.25
2nd Quarter	36.00	27.97	29.36	26.26
3rd Quarter	34.74	33.30	27.00	24.52
4th Quarter	36.32	32.99	27.44	25.53

Stockholders.
The approximate number of beneficial stockholders of UTMD’s common stock as of March 5, 2013 was 2,000.

Dividends.
The following sets forth cash dividends declared or paid during the past two years:

Record Date	Payable Date	Per Share Amount
March 18, 2011	April 5, 2011	$0.235
June 17. 2011	July 5, 2011	0.235
September 16, 2011	October 2, 2011	0.235
December 14, 2011	December 29, 2011	0.24
March 19, 2012	April 4, 2012	0.24
June 15, 2012	July 5, 2012	0.24
September 14, 2012	October 5, 2012	0.24
December 13, 2012	December 28, 2012	0.245

2011 total paid per share		$0.945

2012 total paid per share		$0.965

Issuer Purchases of Equity Securities.
The following table details purchases by UTMD of its own securities during fourth quarter 2012.

Period	Total Number of Shares purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
10/01/12 – 10/31/12	15,000	$33.57	15,000	see (1) below
11/01/12 - 11/30/12	-	-	-
12/01/12 - 12/31/12	-	-	-
Total	15,000	$33.57	15,000

(1)  In fourth quarter 2012 UTMD purchased an aggregate of 15,000 shares of its common stock at an average cost of $33.57 per share, including commissions and fees, pursuant to a continued open market repurchase program instituted in August 1992.  UTMD did not purchase any of its own securities during 2011.  During 2010, UTMD purchased 17,570 of its shares for $439 including commissions and fees.

ITEM 6 - SELECTED FINANCIAL DATA

Dollar amounts are in thousands, except per share data.

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2012, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report.  The selected consolidated financial data should be read in conjunction with UTMD’s Consolidated Financial Statements and the notes included elsewhere in this report.

	Year Ended December 31
	2012	2011	2010	2009	2008
Net Sales	$41,552	$37,860	$25,121	$25,916	$27,782
Net Income	10,169	7,414	6,014	6,258	7,205
Earnings Per Common Share (Diluted)	2.74	2.03	1.65	1.72	1.86
Total Assets	76,935	76,389	41,238	41,754	38,821
Working Capital	10,712	7,385	23,239	24,472	21,511
Long-term Debt	9,003	16,242	909	1,403	1,828
Cash Dividends Per Common Share	0.965	0.945	1.665	0.925	1.130

	Quarterly Data for 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$11,206	$10,025	$10,489	$9,832
Gross Profit	6,738	6,071	6,477	6,021
Net Income	2,789	2,401	2,721	2,259
Earnings Per Common Share (Diluted)	.76	.65	.73	.61

	Quarterly Data for 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$6,793	$10,377	$10,784	$9,907
Gross Profit	3,710	6,260	6,518	5,913
Net Income	1,336	1,982	2,237	1,858
Earnings Per Common Share (Diluted)	.37	.54	.61	.51

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Currency amounts are in thousands except per-share amounts and where noted.

The following comments should be read in conjunction with the accompanying financial statements.

Overview
In 2012, sales, gross profits, operating profits, net income and earnings per share were substantially higher compared to 2011. On March 18, 2011, UTMD acquired Femcare (see note 6).  The comparison between 2012 and 2011 is affected by the fact that 2011 results only include the business activity of Femcare Group Ltd after March 17, 2011:

	2012	2011	change
Net Sales	$41,552	$37,860	9.8%
Gross Profit	25,307	22,400	13.0%
Operating Income	15,196	11,842	28.3%
Income Before Tax	14,537	11,080	31.2%
Net Income	10,169	7,414	37.2%
Earnings per Share	2.740	2.034	34.7%

A comparison of profit margins in 2012 to 2011 follows:

	2012	2011
Gross Profit Margin	60.9%	59.2%
Operating Income Margin	36.6%	31.3%
Net Income Margin	24.5%	19.6%

The Company’s continued excellent profitability in 2012 allowed it to pay down the five-year term loans that it incurred to finance the purchase of Femcare Group Ltd in March 2011 faster than required, while retaining UTMD’s programs of dividend payments to its shareholders and share repurchases.

With regard to UTMD’s four product categories, sales in gynecology/ urology products was its highest category in both 2011 and 2012.  In 2012, gynecology/ urology, neonatal, blood pressure monitoring/ accessories and labor & delivery device sales were 56%, 16%, 16%, and 12% of total sales, respectively.  In 2011, the same product categories were 51%, 18%, 16% and 15% of total sales, respectively. Simply stated, with the acquisition of Femcare, UTMD is now much more a gynecology medical device company.  The Company’s 2013 new product development activities will reflect that change in emphasis.

The improvement in gross profit margin (GPM) and operating profit margin (OPM) in 2012 was due to realization of operating synergies from the Femcare acquisition.  The GPM benefited from direct sales in Ireland and the UK of Utah devices which were previously sold through distributors, from better utilization of manufacturing capabilities in Ireland due to pulling in work previously subcontracted out to third parties by Femcare and from a more favorable product mix over a full year compared to 80% of the prior year. The higher OPM in 2012 was due to 1) higher GPM, 2) lack of acquisition expenses experienced in the prior year, 3) improved productivity of S&M and G&A resources, and 4) a dilution of foreign subsidiary operating expenses when consolidating into U.S. Dollar (USD) terms as a result of a stronger USD.

   UTMD’s Net Income Margin (NIM) was up due to the higher OPM, lower interest expense resulting from lower loan balances and a lower income tax provision.  The effective consolidated income tax provision rate for 2012 was three percentage points lower than in 2011 due to a  lower corporate income tax rate in the UK, a higher portion of pretax income in the lower taxed sovereignties of Ireland and the UK and a favorable income tax accrual adjustment in Ireland.

2012 earnings per share (EPS) of $2.74 were slightly more diluted than in 2011 by the exercise of employee options. The number of diluted shares for calculating eps were up 1.8% from 2011. Over the years, UTMD has been able to effectively offset dilution from its option plans, which were approved by shareholders, by its share repurchase program, which remains UTMD’s objective going forward.

There were a few significant changes in UTMD’s Balance Sheet at December 31, 2012 from December 31, 2011. Current assets increased $1.5 million (cash & investments increased $2.3 million, while inventories decreased $0.7 million), current liabilities decreased $1.8 million and notes payable declined $7.2 million. Shareholders’ Equity increased $10.2 million net of cash dividends paid to shareholders of $3.6 million and share repurchases of $0.5 million.

Measures of the Company’s liquidity and overall financial condition improved in 2012 as UTMD reduced its debt. UTMD’s current ratio (current assets to current liabilities) increased to 2.4 at the end of 2012 from 1.8 a year earlier, and the total debt ratio (total liabilities to total assets) declined to 34% from 47% at the end of 2011.  Cash generation remained strong enough to increase quarterly cash dividend payout rate to shareholders by 2% and repurchase 15,000 shares while at the same time paying down the loan principal balances more rapidly than required.  Ending days in accounts receivable improved to 35 from 41.  Inventory balances were 13% lower at year-end 2012 than at the end of 2011. The return on average shareholders’ equity (prior to the payment of dividends) increased to 22% in 2012 compared to 19% for 2011.

Productivity of Assets and Working Capital.
a)  Assets.  Year-end 2012 total assets were $76,935 compared to $76,389 at the end of 2011. Current assets increased $1,519 due to a $2,337 increase in cash, offset by decreases in receivables and inventories. The two components of Femcare intangibles at year-end 2012 were identifiable intangibles of $34,327, reduced from $39,018 on March 18, 2011 by accumulated amortization of $4,691, and goodwill of $8,297.  The productivity of total assets (average total asset turns = total sales divided by average total assets for the year) in 2012 was 54% compared to 64% in 2011.  The decline was due to the increase in assets from the Femcare acquisition for only a portion of 2011.

Property, plant and equipment (PP&E) assets are comprised of Utah, Ireland and England manufacturing molds, production tooling and equipment, test equipment, computer/communications equipment and software, and facilities.  Ending 2012 net consolidated PP&E (depreciated book value of all fixed assets) decreased $377 as a result of $653 in depreciation, capital expenditures of $254 and the year-end effect of USD currency exchange rates on the value of PP&E in England and Ireland.  The net book value of PP&E in the U.S. decreased $315 during 2012, and in Ireland decreased $44.  Femcare’s 2012-ending net book value of PP&E was $482 after depreciation of $209. Average PP&E turns (Sales divided by Net PP&E) increased about 12% because sales increased 10% and year-end Net PP&E decreased 4%.  In contrast to UTMD, Femcare leases its facilities and subcontracts most of its manufacturing. The year-end 2012 net book value (after accumulated depreciation) of consolidated PP&E was 31% of actual acquisition cost.  Since UTMD’s PP&E is in good working order and capable of supporting increased sales activity, the continued productivity of fixed assets will remain a source of future profitability.  In 2010, the Utah facility was expanded to consolidate Oregon operations.  In 2013, new PP&E purchases are not expected to exceed depreciation of fixed assets.

Year-end 2012 inventories decreased 13% from the beginning of the year. Average 2012 inventory turns were 3.5 compared to 3.8 in 2011 despite lower inventories at the end of 2012, because the 2011 beginning inventory balance did not include Femcare. Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances decreased $600 due to collection of slow paying international accounts.  Average days in A/R on December 31, 2012 of 35 days, based on 4Q 2012 shipments, was down from 41 days at the end of 2011. This performance remained well within management’s continuing trade A/R objective of 55 days.  The Company believes any older A/R will be collected or are within its reserve balances for uncollectible accounts.

Working capital at year-end 2012 was $10,712 compared to $7,385 at year-end 2011.  Compared to the end of 2011, 2012 year-end current assets increased $1,519 and year-end current liabilities decreased $1,808.  This had a leveraged effect on the current ratio, which improved to 2.4 from 1.8 at the end of 2011.

The increase in current assets resulted from a $2,337 increase in cash. Year-end 2012 and 2011 cash and investment balances were $8,913 and $6,599, representing 12% and 9% of total assets, respectively.  The end of 2012 working capital amount exceeds UTMD’s needs for managing normal operations, meeting current interest and debt repayment obligations, and paying shareholder dividends. It is also sufficient for periodically repurchasing enough shares to offset dilution from employee and director options and internally financing organic growth. If, however, UTMD has the opportunity for another major accretive acquisition, current working capital might not be sufficient.

UTMD paid a net $41,084 for Femcare in March 2011.  The remaining principal balance of the loans incurred to help purchase Femcare as of December 31, 2012 (using the year-end 2012 GBP to USD conversion rate) is $13,005.  Because the remaining Femcare loan payments are fixed and cannot be paid early without penalty, UTMD expects to use just $4,000 to reduce loan balances in 2013, following use of $9,093 in 2012 and $5,942 in 2011. Even after continued shareholder dividend payments, UTMD anticipates increasing cash balances during 2013, unless another acquisition, or unusual investment in PP&E or technology, or significant share repurchase opportunities occur.  Without currently identified opportunities for significant uses of cash, UTMD’s current ratio at the end of 2013 will be higher than at the end of 2012.

Net intangible assets were $49,972 at the end of 2012 compared to $50,569 at the end of 2011. Net intangible assets (after accumulated amortization) are comprised of the capitalized costs of obtaining patents and other intellectual property including technology rights, and identifiable intangibles and goodwill resulting from acquisitions. The Femcare intangible assets purchased by UTMD in 2011 are described in Note 6.  UTMD’s goodwill balance was $15,488 at the end of 2012. Under current U.S. GAAP, goodwill is not expensed unless and until the market value of the acquired entity becomes impaired. The three prior acquisitions of 1997, 1998 and 2004 continue to be viable parts of UTMD’s overall business. UTMD does not expect the current goodwill value associated with the four acquisitions (including Femcare) to become impaired in 2013. Purchases of intangibles in 2012 were $1, while there was $2,613 in amortization expense. The 2012 non-cash amortization expense of Femcare identifiable intangible assets was $2,561.  The non-cash 2013 amortization expense of Femcare identifiable intangible assets will be about $2,585, depending on the USD/GBP exchange rate on £1,615 of expense.  Net intangible assets at the end of 2012 represented 65% of total assets, compared to 66% at the end of 2011.

b) Liabilities. At the end of 2012, UTMD’s total liabilities decreased $9,669 from the end of 2011.  The resulting 2012 year-end total debt ratio was 34%, compared to 47% at the end of 2011.  Total liabilities decreased primarily because of repayment of the term loans (which had a year-end balance of $13,005) that UTMD obtained to help finance the Femcare acquisition in 2011.  The deferred tax liability created as a result of the fifteen year tax consequence of the amortization of the Femcare identifiable intangible assets had a 2012 year-end balance of $7,889, down from $8,549 a year earlier. The Ireland subsidiary debt was fully retired during 2012 from a loan balance of €468 at the end of 2011. The Femcare UK loan declined $2,110 in book value, compared to principal payments of $2,536.  In Great Britain Pound (GBP) terms, the note declined 24% from £6,800 at the end of 2011 to £5,200 at the end of 2012. The differences between the decline in the period end balances and the principal payments during the year resulted from timing of currency exchange rates applied to balance sheet balances.  Principal payments on the Femcare US loan were $5,950, as the note declined from $10,500 at the end of 2011 to $4,550 at the end of 2012.  UTMD has now repaid the entire variable interest rate portion of the USD note, and anticipates repaying the remaining GBP and USD balances ratably over the remaining life to March 2016. Year-end 2012 consolidated current liabilities were $1,808 lower than at year-end 2011 as a result of paying off the variable interest rate portion of the USD loan, which reduced the current portion of the loan by $1,400, and from paying a $400 portion of accrued management bonuses in December 2012 instead of in January 2013.  In addition to liabilities stated on the balance sheet, UTMD has operating lease and purchase obligations described in Note 8.

Results of Operations.
a)    Revenues.  Global consolidated sales in 2012 were $41,552, compared to $37,860 in 2011 and $25,121 in 2010.

The Company believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment, or completion of services performed under contract.  Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to acceptance and completion of an order.  Revenue from product or service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured.  There are no post-shipment obligations which have been or are expected to be material to financial results.

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

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK and Australia, UTMD generally accepts orders directly from and ships directly to end user clinical facilities, as well as third party med/surg distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 15% of UTMD’s domestic end user sales go through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale are substantially the same in the U.S., Ireland, UK and Australia.

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

Total global consolidated sales in 2012 were up $3,692, or 10% from 2011. Consolidated sales were $41,552, $37,860 and $25,121 in calendar years 2012, 2011 and 2010, respectively.

Domestic sales were $19,955 in 2012, compared to $18,853 in 2011 and $17,431 in 2010.  The increase in 2012 was due to a $1.6 million increase in Filshie Clip System sales to Cooper Surgical, Inc. (COO). The increase resulted from the fact that 2011 sales to COO were only for the part of 2011 following the March Femcare acquisition.  In 2012, total sales to COO were $3,882, or 9.3% of total sales.  COO has forecasted its purchases from UTMD in 2013 will be about $650 lower than in 2012, with the difference all in the first quarter of 2013.

International (foreign) sales in 2012 were $21,596 compared to $19,007 in 2011 and $7,690 in 2010. International sales were 52% of global consolidated sales in 2012, 50% in 2011 and 31% in 2010.  In addition to the benefit of a higher sales volume to absorb the overhead costs of its critical infrastructure, a significant benefit of the Femcare acquisition for UTMD was the geographic diversification of sales outside the U.S. UTMD sold devices to 414 international distributors in 2012.  In addition to a greater number of overseas sales distribution entities, UTMD plans to continue to better cross-utilize distributors previously representing one or the other of Femcare or UTMD, but this integration project continues somewhat slowly as distributors evaluate and learn about the other specialized product lines relative to their individual market needs, and UTMD adjusts its distribution agreements.  As a measure of better utilization of existing distributors, in 2012 UTMD sold more than $5,000 worth of devices to 174 international distributors compared to 148 in 2011.

   Of the 2012 international sales, 43% were to customers in Europe compared to 41% in 2011 and 44% in 2010.  Femcare shipped 58% of UTMD’s total international sales in both 2012 and 2011.  UTMD’s Ireland subsidiary (UTMD Ltd.) shipped 17% of total international sales (in USD terms) in 2012, compared to 14% in 2011 and 40% in 2010.  While the standard of living in the U.S. continues to decline and government intervention in the U.S. health care market continues to increase, UTMD expects growth in its international sales will continue to outpace domestic sales growth.

UTMD groups its sales into four general product categories:  1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician and patient safety;  2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease including LETZ, endometrial tissue sampling, transvaginal uterine sonography, diagnostic laparoscopy, surgical contraception and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools;  3) neonatal critical care, comprised of devices that provide developmentally-friendly care to the most critically ill babies, including providing vascular access, enteral feeding, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized components as well as molded parts and assemblies sold on an OEM basis to other companies.  In these four categories, UTMD’s primary revenue contributors enjoy a significant market share and may have differentiated product features protected by patents.

Global revenues by product category:

	2012	%	2011	%	2010	%
Obstetrics	$5,194	12	$5,742	15	$5,940	24
Gynecology/ Electrosurgery/ Urology	23,142	56	19,196	51	5,888	23
Neonatal	6,539	16	6,951	18	7,295	29
Blood Pressure Monitoring and Accessories*	6,677	16	5,971	16	5,998	24
Total:	$41,552	100	$37,860	100	$25,121	100
*includes molded components sold to OEM customers.

International revenues by product category:
	2012	%	2011	%	2010	%
Obstetrics	$600	3	$809	4	$708	9
Gynecology/ Electrosurgery/ Urology	15,273	71	12,856	68	1,935	25
Neonatal	1,339	6	1,346	7	1,193	16
Blood Pressure Monitoring and Accessories*	4,385	20	3,996	21	3,854	50
Total:	$21,596	100	$19,007	100	$7,690	100
*includes molded components sold to OEM customers.

As a summary description of revenues in the above tables:

1.  Obstetrics. The decline in total obstetrics (L&D) device sales in 2012 was the result of lower utilization of specialty devices in U.S. hospitals together with restrictive U.S. GPO administrative agreements.  U.S. domestic obstetric product sales declined 7%.  International obstetric device sales decreased 26% due to overstocking by a few international distributors in 2011.

2.  The gynecology/ electrosurgery/ urology (ES/Gyn) product category includes all of Femcare’s products.  ES/Gyn sales in 2012 excluding Femcare increased 9%.  With Femcare, ES/Gyn sales increased 21%.  Domestic ES/Gyn sales increased 24%, while International ES/Gyn sales increased 19%.  The domestic sales increase was due to sales to Cooper Surgical Inc., described above. The ES/Gyn international sales increase included direct sales in the UK and Ireland at end-user prices instead of distributor prices, as well as an unusual purchase of $570 in electrosurgery equipment and supplies for a Far East clinical customer.

3.  Neonatal intensive care unit (NICU) device sales decreased 7% in the U.S. and remained about the same internationally. The U.S. decline was consistent with UTMD’s experience described for the obstetrics product category.

4.  Blood pressure monitoring and accessories (BPM).  U.S. domestic BPM sales increased 16%, while international BPM sales increased 10%.  This category includes molded components and assemblies (some of which are not related to medical devices) sold to other companies (OEM customers) for use in their products.  The U.S. increase was due to a $343 (28%) increase in OEM sales.  UTMD’s second largest customer in 2012, Beijing SAK, purchased $2.0 million of Deltran blood pressure monitoring kits from UTMD Ltd (Ireland) for use in China, compared to $1.7 million in 2011.

Looking forward to 2013, in addition to the $650 lower COO forecast for its purchases of the Filshie Clip System for U.S. distribution, UTMD does not expect the 2012 Far East $570 electrosurgery supplies program purchase to repeat in 2013, and anticipates that severely economically challenged U.S. hospital purchases of specialty neonatal and L&D devices may decline another $200.  Offsetting the projected declines, UTMD expects to continue obtaining benefits from its joint distribution rationalization program initiated after the acquisition of Femcare in March 2011, including selling devices directly in Ireland, UK and Australia at end-user prices that were previously sold to distributors at wholesale prices.  If correct about the attractiveness of its new system, UTMD expects to gain $300 in Finesse+ sales.  New distributors recruited in 2012 in emerging markets should add another $100 in 2013 sales. International BPM kit sales should continue to grow by perhaps $100, as China SAK, UTMD’s largest BPM kit customer at $2,000 in 2012, has committed to purchasing a comparable amount in 2013.  Finally, UTMD expects that its U.S. OEM customer business which grew by $343 in 2012 should increase another $100 in 2013.  Netting the above together, excluding the possibility of an acquisition or successful introduction of not yet announced new products, UTMD’s best estimate for 2013 global consolidated sales is a decline of about 2%, which is about equal to the projected decline in the COO forecast by itself.

b)  Gross Profit.  UTMD’s 2012 consolidated gross profit, the surplus after subtracting costs of manufacturing, including purchasing raw materials, forming components, assembling, inspecting, testing, packaging, sterilizing and shipping products, from net revenues, was $25,307 compared to $22,400 in 2011 and $13,209 in 2010.  Average gross profit margins (GPMs), gross profits expressed as a percentage of net sales, were 60.9% in 2012 compared to 59.2% in 2011 and 52.6% in 2010. Despite increases in raw materials costs and unit labor costs in 2012, UTMD’s GPM was 1.7 percentage points higher in 2012 than in 2011. The improvement was due to a more favorable product mix over a full year compared to 80% of the prior year, substantially better utilization of manufacturing direct labor and overhead costs in Ireland, and better efficiencies in Utah molding operations from providing a greater volume of molded part components both to intercompany as well as external OEM customers.

The Ireland subsidiary GPM is lower than the average consolidated UTMD GPM because almost all of the finished devices sold by UTMD Ltd were to third party international distributors at discounted wholesale prices. BPM devices themselves are generally commodities now, and the costs of manufacturing in Ireland, in particular labor-related costs, are higher than in Utah. Ireland subsidiary gross profits in Euros were €827 in 2012 compared to €289 in 2011 and €448 in 2010.  The associated GPMs were 27.9% in 2012, 14.9% in 2011 and 19.0% in 2010.  The higher GPM in 2012 was due the fact that sales increased 54% while loaded direct labor increased 14% and manufacturing overhead costs increased 7%.  The gains in productivity in direct labor and manufacturing overhead costs were partially offset by marginally higher direct materials costs which increased 64%.

The 2012 Femcare Group subsidiary gross profits in GBP were £7,471 compared to £5,790 in 2011.  The associated GPMs were 66.5% in 2012 and 70.0% in 2011.  The decline was due primarily to higher direct materials costs.  Going forward, UTMD expects to realize a benefit from its own manufacturing quality and cost disciplines for certain Femcare devices.  In particular, UTMD will be able to increasingly employ its Utah molding capabilities and Ireland assembly and packaging operations.

In the U.S., gross profits were $12,478 in 2012 compared to $12,697 in 2011 and $12,611 in 2010. The associated GPMs were 55.9% in 2012, 56.6% in 2011 and 56.4% in 2010.

With 2% lower sales in 2013, UTMD expects that its consolidated gross profits will be about 3% lower as a result of increases in fixed labor and overhead costs absorbed by lower revenues, higher costs of employee benefits including medical plan costs and unemployment taxes, inflation in the cost of raw materials and a less favorable product mix than in 2012. As the Company succeeds in bringing the manufacture of some Femcare products in-house, and continues to increase sales to end-users rather than to distributors, it will help offset the unfavorable  factors outlined above. Taking all factors together, UTMD estimates that the net impact to its consolidated GPM in 2013 will be a reduction to about 60.2% from 60.9% in 2012.

c)     Operating Income.  Operating income is the surplus after operating expenses are subtracted from gross profits.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Consolidated operating expenses were $10,111 in 2012, compared to $10,558 in 2011 and $4,288 in 2010.  The following table provides a comparison of operating expense categories for the last three years.

	2012	2011	2010
S&M expenses	$2,711	$2,815	$1,537
R&D expenses	563	518	397
G&A – a) litigation expense provision	250	186	50
G&A – b) corporate legal expenses	23	65	19
G&A – c) stock option compensation expense	70	95	83
G&A – d) management bonus accrual	638	840	335
G&A – e) outside accounting audit/tax expenses	238	220	117
G&A – f) intangible asset amortization	2,613	2,067	44
G&A – g) acquisition expenses	0	341	0
G&A – h) all other G&A expenses	3,004	3,411	1,706
G&A expenses – total	6,836	7,225	2,354
Total operating expenses	$10,111	$10,558	$4,288
Operating Expenses % of Sales:	24.3%	27.9%	17.1%

Consolidated operating income in 2012 was $15,196 compared to $11,842 in 2011 and $8,922 in 2010.  UTMD’s operating income margin (OIM), operating income divided by total sales, was 36.6% in 2012, compared to 31.3% in 2011 and 35.5% in 2010.  The UTMD Ltd (Ireland subsidiary) OIM in 2012 was 17.8% compared to 3.7% in 2011 and 12.1% in 2010.  Femcare’s 2012 OIM was 34.2% compared to 26.8% in 2011. UTMD U.S. OIM in 2012 was 38.1% compared to 36.4% in 2011 and 38.2% in 2010.

Looking forward to 2013, UTMD projects its consolidated OIM will be about 36%

i)  S&M expenses:  S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, administering customer agreements, advertising, processing orders, shipping, paying commissions to outside representatives and funding GPO fees. In markets where UTMD sells directly to end-users, which in 2012 was the U.S., Ireland, UK and Australia, the largest component of S&M expenses is the cost of employing direct sales representatives, including associated costs of travel, subsistence and communications.  The trade-off between higher gross profit margins for selling directly at end-user prices is higher S&M expenses as a percent of sales. This is reflected in the increase in S&M expenses in 2011 after the acquisition of Femcare.

S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s products since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have third party purchasing organization agreements in the U.S. and UK under which it agrees to provide hospital members in-service and clinical training as required and reasonably requested.

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of videotapes and other instruction materials developed for the use of its products. UTMD provides customer support from offices in the U.S., Ireland, UK and Australia by telephone, and employed representatives on a geographically dispersed basis, to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians. All in-service and training expenses are routinely expensed as they occur.  Except for the consulting services of independent practitioners, all of these services are allocated from fixed S&M overhead costs included in Operating Expenses.  Historically, marginal consulting costs have been immaterial to financial results, which is also UTMD’s expectation for the future.

As a percent of total sales, S&M operating expenses were 6.5% in 2012 compared to 7.4% in 2011 and 6.1% in 2010.  S&M expenses are expected to be about 6.9% of sales in 2013 because UTMD 1) expects 3% lower sales which will increase the ratio for the same amount of expenses, 2) expects to have sales people on board throughout the year who were hired in 2012, and 3) plans for additional trade shows, and other marketing initiatives.

ii)  R&D expenses:  R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing any necessary premarketing clinical trials, regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes.  As a percent of sales, R&D expenses were 1.4% in 2012 compared to 1.4% in 2011 and 1.6% in 2010.  UTMD will continue to opportunistically invest in R&D.  In 2013, R&D expenses as a percentage of sales are expected to be consistent with prior years.

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

As a percent of total sales, G&A operating expenses were 16.5% in 2012 compared to 19.1% in 2011 and 9.4% in 2010.  UTMD expects to control G&A expenses to about 16% of sales in 2013 primarily as a result of reducing its litigation expense.

In summary, in 2013, UTMD expects operating expenses about the same as in 2012 as a percent of sales, with higher S&M expenses offset by lower G&A expenses, and R&D expenses remaining about the same.  If successful in achieving its sales and gross profit targets stated above, the resulting OPM of about 36% would yield operating profits in the range of $14.6 to $14.8 million, a decline of about 3% compared to 2012.

d)  Non-operating Income, Non-operating Expense and EBT.  Non-operating income (NOI) includes royalties from licensing UTMD’s technology, rent from leasing underutilized property to others, income earned from investing the Company’s excess cash and gains or losses from the sale of assets, offset by non-operating expenses (NOE) which include interest on bank loans, bank service fees and excise taxes.

The Medical Device Excise Tax (MDET), a component of the Patient Protection and Affordable Care Act, (known commonly as Obamacare) went into effect after December 31, 2012. The excise tax is 2.3% of domestic sales of medical devices listed with the FDA. Medical devices designed for human use will be taxed, whether or not they are sold for human use, e.g. veterinarian uses or laboratory use are also taxed.  The justification for the tax given by lawmakers is that medical device companies will enjoy greater sales as a result of Obamacare, and they therefore should share in subsidizing the cost of Obamacare. The evidence from UTMD’s perspective is the opposite: fewer of UTMD’s physician preference devices are being used as U.S. hospitals struggle to hold costs down under Obamacare. The impact of the tax will be felt beyond 2.3%, as costs associated with administering, tracking, collecting, and paying the tax will be significant.  UTMD believes this tax should be recognized as part of its non-operating expenses.

Net NOE (combination of NOE and NOI) was $659 in 2012 compared to net NOE of $762 in 2011 and NOI of $119 in 2010.  The largest portion of 2012 NOE was $652 interest expense on bank loans.  All the other components of NOE/NOI summed to $7 in net NOE.  UTMD estimates Net NOE in 2013 will be about $640, lower than in 2012 despite the addition of the MDET.  This is because lower interest expense and lack of the 2012 impairment charge in 2013 more than offset the new MDET.

1)
Interest Expense.  In 2012, UTMD paid $652 in interest expense on the Femcare and Ireland loans, compared to $859 in 2011 and $25 in 2010 (on just the Ireland loan).  The interest expense results from borrowing £8,000 ($12,934) and $14,000 in March 2011 for the purchase of Femcare, and €4,500 ($5,336) in December 2005 to allow the repatriation of profits generated by UTMD’s Ireland subsidiary since inception in 1996 through 2005.  Please see note 7 below. Due to decreasing loan principal balances, UTMD estimates that its interest expense will be about $442 in 2013.

2)
Investment of excess cash.  Investment income (including gains and losses on sales) in 2012 was $10, compared to $17 in 2011 and $39 in 2010.  Average lower interest rates and the use of over $14.1 million cash in the 2011 Femcare acquisition caused the reduction from 2010.  Cash in the U.S. is generally currently held in non-interest bearing bank accounts because avoiding the bank operating fees which would result from lower balances more than offsets the interest that can be earned at current interest rates. UTMD estimates investment income will also be $10 in 2013.

3)
Royalties.  Femcare receives a royalty from licensing the use of the Filshie Clip intangibles to Cooper Surgical, Inc as part of its U.S. exclusive distribution agreement. Royalties in 2012 were $89 compared to $71 in 2011.  UTMD expects to receive $75 in Filshie royalties in 2013.  Presently, there are no arrangements under which UTMD is receiving royalties from other parties.

4)
Other NOI.  Income received from renting unused warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees and excise taxes, was $71 in 2012, $10 in 2011 and $104 in 2010.  In 2012, UTMD recognized a tax-effected $177 impairment on its Citigroup stock investment, resulting in a net Other NOI loss of $106 (i.e., a NOE). UTMD expects Other NOI will be about $28 in 2012.

5)	MDET. The MDET begins in 2013. UTMD estimates that about one-third of its consolidated revenues will be subject to the 2.3% excise tax. Therefore, UTMD estimates the MDET will be about $311 in 2013.

Income before Taxes (EBT) result from subtracting non-operating expense from operating income. Consolidated EBT was $14,537 in 2012 compared to $11,080 in 2011 and $9,041 in 2010.  EBT margin is EBT divided by total sales.  UTMD’s consolidated EBT margin was 35.0% in 2012, 29.3% in 2011 and 36.0% in 2010.  The EBT of UTMD Ltd. (Ireland) was €575 in 2012, €76 in 2011 and €350 in 2010.  The respective EBT margins of UTMD Ltd. (Ireland) were 19.4% in 2012, 4.0% in 2011 and 14.9% in 2010.  Femcare’s 2012 EBT was £3,668 compared to £1,980 in 2011; EBT margin was 32.7% in 2012 and 24.0% in 2011.

UTMD is targeting consolidated 2013 EBT in the range of $14.0 to $14.2 million, a decrease of about 3% compared to 2012, consistent with the decline in gross profits and operating income.

e)  Net Income, EPS and ROE.  Net income is EBT minus income taxes, often called the “bottom line”.  Net income was $10,169 in 2012, $7,414 in 2011 and $6,014 in 2010.  The effective consolidated corporate income tax provision rate was 30.0%, 33.1% and 33.5% for the same periods respectively.  Year to year fluctuations in the tax rate will result from variation in EBT contribution from subsidiaries in jurisdictions with different corporate income tax rates.   Femcare in the UK had an income tax rate of 26% in 1Q 2012 and a rate of 24% for the last three quarters of 2012.  The UK income tax rate of 24% will decline to 23% as of April 1, 2013.  The income tax rate for Femcare Australia has been and will remain at 30%.  Profits of the Ireland subsidiary are taxed at a 12.5% rate on exported manufactured products, and a 25% rate on rental and other types of income including domestic sales.  EBT contribution of UTMD U.S. operations are currently taxed at a 39% combined Federal and State rate prior to special U.S. tax exclusions such as the manufacturing profit deduction, accelerated depreciation of certain assets and R&D tax credit.  Higher marginal income tax rates would apply for EBT in the U.S. above $10 million.  The possibility of lower corporate income tax rates in the U.S. is not anticipated in UTMD’s projection for 2013. Management expects the 2013 consolidated average income tax provision rate to be about a half percentage point of EBT lower than the 2012 rate due to a greater proportion of consolidated EBT coming from Ireland and a lower tax rate in the UK.

UTMD’s net income margin (NIM), net income expressed as a percentage of sales, was 24.5% in 2012, 19.6% in 2011 and 23.9% in 2010.  Despite the new onerous MDET, UTMD projects its 2013 NIM be comparable to 2012.  UTMD’s profitability has consistently ranked it in the top performance tier of all U.S. publicly-traded companies, and has been the primary driver for excellent returns on shareholders’ equity (ROE).

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS were $2.740 in 2012, $2.034 in 2011 and $1.651 in 2010.  If UTMD achieves the projections above, EPS in 2013 will be in the range of $2.65 - $2.68/ share.  To put it simply, the difference between projected 2013 eps and 2012 actual eps will be about 6¢ per share for the new MDET and another 2¢ for a higher average number of diluted shares.

In summary, management expects revenues and net income in 2013 to decline about 2%, and gross profit, operating income, EBT, and eps to be down about 3% compared to 2012.

The 2012-ending weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,711 (in thousands), compared to 3,645 shares in 2011 and 3,643 shares in 2010.  Dilution for “in the money” unexercised options for the year 2012 was 34 shares, compared to 14 in 2011 and 22 in 2010.  Actual outstanding common shares as of December 31, 2012 were 3,703.

Return on shareholders’ equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated shareholders’ equity during the applicable time period. ROE includes balance sheet measures as well as income statement measures.  ROE for 2012 was 14% (22% before payment of dividends). ROE for 2011 was 10% (19% before payment of dividends). ROE for 2010 was zero because in 2010 UTMD paid out all of its net income to shareholders in the form of cash dividends.  Prior to the payment of dividends, UTMD’s 2010 ROE was 16%.  UTMD’s ROE is primarily driven by its high net income margin. UTMD’s 2012 ROE was higher than in 2011 despite lower asset turns and debt ratio, because of its significant improvement in profitability. UTMD’s ROE (before dividends) has averaged 30% per year over the last 26 years.  This ratio determines how fast the Company can afford to grow without diluting shareholder interest.  For example, a 30% ROE will financially support 30% annual growth in revenues without having to issue more stock.

Looking forward, 2013 ROE may be about 18% (before dividends) since average shareholder equity is expected to be about $10 million higher (without additional share repurchases) and net income is expected to be about 2% lower.

Liquidity and Capital Resources.

Cash Flows.
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, totaled $13,563 in 2012, compared to $11,365 in 2011 and $7,157 in 2010.  The largest changes in 2012 compared to 2011 were a net income increase of $2,755, and benefits to cash of $1,465 from decreased inventories and $1,262 for increased accounts payable. A $2,728 decrease in accrued expenses was the largest change that used cash.  Other changes were generally consistent with effective working capital management and higher sales activity.

The Company’s payment of $41,084 to acquire Femcare was the most significant use of cash in 2010-2012.  UTMD liquidated a net of $14,655 of investments to help finance the acquisition.  In investing activities, during 2012 UTMD used $254 for capital expenditures, $1 for intangible assets, and received $47 from the sale of investments.  Cash used for investing activities in 2010 was split quite evenly between capital expenditures of $1,532 for property and equipment and $1,600 as a result of purchases of liquid investments in an effort to maximize returns on excess cash balances while maintaining safety and liquidity. The large difference in capital expenditures in 2010 compared to the two other years was due to UTMD’s $1,145 investment in facility expansion in order to consolidate Oregon operations into Utah. In 2010, UTMD received a net $4,239 from selling and buying investments.  The Company borrowed $26,934 in 2011 to help finance the purchase of Femcare.  For the 2012 year, UTMD paid $3,555 in shareholder cash dividends compared to $3,433 during 2011.

In 2012, UTMD received $1,803 and issued 78,017 shares of stock upon the exercise of employee and director stock options.  Employees and directors exercised a total of 82,386 option shares in 2012, with 4,369 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  Option exercises in 2012 were at an average price of $23.56 per share.  The Company received a $178 tax benefit from option exercises in 2012. UTMD repurchased 15,000 shares of stock in the open market at a cost of $504 during 2012, an average cost of $33.57 per share. By comparison, in 2011, UTMD received $485 and issued 21,220 shares of stock upon the exercise of employee stock options.  Option exercises in 2011 were at an average price of $22.87 per share.  The Company received a $34 tax benefit from option exercises in 2011. UTMD did not purchase any of its own shares in the open market during 2011.  In 2010, UTMD received $425 and issued 24,700 shares of stock upon the exercise of employee stock options.  Employees exercised a total of 27,230 option shares in 2010, with 2,530 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  UTMD repurchased 17,570 shares of stock in the open market at a cost of $439 during 2010.  Option exercises in 2010 were at an average price of $18.25 per share.  Share repurchases in the open market were at an average cost of $24.98 per share, including commissions and fees.  UTMD received a $38 tax benefit in 2010 from option exercises.

UTMD repaid $9,093 on its notes payable during 2012, compared to $5,942 during 2011 and $413 in 2010.  Please see note 7 for a full description of the Femcare loans obtained in 2011. All of UTMD’s notes payable are scheduled to be repaid by April 2016. Cash dividends paid were $3,555 in 2012, compared to $3,433 in 2011 and $6,030 in 2010.  A special dividend was paid at the end of 2010.  UTMD did not borrow during 2012 or 2010.  In December 2005, UTMD’s foreign subsidiary borrowed €4,500 ($5,336) to allow repatriation (from Ireland to the U.S.) of profits achieved since 1996, per The American Jobs Creation Act of 2004.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  In an uncertain economic environment, UTMD’s cash balances allow management to operate with the long-term best interest of shareholders in mind.  Planned 2013 capital expenditures are expected to be less than UTMD’s depreciation of current PP&E.

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

Management's Outlook.

In 2013 UTMD plans to

1)	continue to exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;

2)	introduce additional gynecology products helpful to clinicians through internal new product development;

3)	continue achieving excellent overall financial operating performance;

4)	utilize positive cash generation to pay down debt, continue cash dividends to shareholders and continue open market share repurchases if/when the UTMD share price seems undervalued; and

5)	be vigilant for accretive acquisition opportunities which may be increasingly brought about by difficult burdens on small, innovative companies, including especially the MDET.

UTMD’s balance sheet was strong enough in 2011 to be able to finance a substantial acquisition which met UTMD’s investment criteria without issuing stock.  The investment should continue to be significantly accretive to financial performance and shareholder value.

The safety, reliability and performance of UTMD’s medical devices are high and represent significant clinical benefits while providing minimum total cost of care.  UTMD will continue to leverage its reputation as a device innovator which will responsively take on challenges to work with clinicians who use its specialty devices.  In doing so, UTMD will continue to differentiate itself, especially from commodity-oriented competitors.

UTMD is small, but its employees are experienced and remain diligent in their work. UTMD’s passion is in providing innovative clinical solutions that will help reduce health risks, particularly for women and their babies.

The Company has a fundamental focus to do an excellent job in meeting customers’ and patients’ needs, while providing shareholders with excellent returns.  In 2012, the value of UTMD’s stock increased 33.5%.  This compares favorably to an increase of 15.9% in the NASDAQ Composite Index, an increase of 13.4% in the S&P 500 Index and a 7.3% increase in the Dow Jones Industrial Average.  Taking a longer term view, as of the end of 2012 from the end of 1998, the NASDAQ Composite Index was up 38%, the S&P 500 Index was up 16% and the DJIA was up 43%.  In comparison, UTMD’s share price increased 449% over that same fourteen year time span (13% annually compounded increase per year). If additional returns to shareholders from cash dividends are added, shareholder value increased 568% (15% per year). Combining share price appreciation as a result of a long term profitable financial performance with steadily growing quarterly cash dividends paid to shareholders since 2004, longer term UTMD shareholders have certainly experienced excellent returns. Management is committed to continue that performance.

Off Balance Sheet Arrangements

None

Contractual Obligations

The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2012.  Long-term debt obligations are comprised of future payments required to pay off the Femcare notes:

Contractual Obligations and Commitments	Total	2013	2014 - 2015	2016 - 2017	2018 and thereafter

Long-term debt obligations	$13,886	$4,456	$8,423	$1,007	$-
Operating lease obligations	1,248	210	274	90	674
Purchase obligations	1,538	1,423	115	-	-
Total	$16,672	$6,089	$8,812	$1,097	$674

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

•
Inventory valuation reserves:  The Company strives to maintain a good balance of inventory to 1) meet its customer’s needs and 2) optimize manufacturing lot sizes while 3) not tying-up an unnecessary amount of the Company’s capital increasing the possibility of, among other things, obsolescence.  The Company believes its method of reviewing actual and projected demand for its existing inventory allows it to arrive at a fair inventory valuation reserve. While the Company has historically not had significant inventory write-offs, the possibility exists that one or more of its products may become unexpectedly obsolete for which a reserve has not previously been created. The Company’s historical write-offs have not been materially different from its estimates.

Accounting Policy Changes

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), and in England denominated in the British Pound (GBP). UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP and the Australian Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7585, .7707 and .7550 EUR per USD as of December 31, 2012, 2011 and 2010, respectively.  Exchange rates were .6150 and .6436 GBP per USD as of December 31, 2012 and 2011, respectively. Exchange rates were 0.9621 and 0.9755 AUD per USD on December 31, 2012 and 2011, respectively. Please see note 1 in Item, 8, below under “Translation of Foreign Currencies” for more information.  UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, or by converting currencies as transactions occur.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company's independent registered public accounting firm, Jones Simkins LLC, has audited the Company's internal control over financial reporting as of December 31, 2012, and its report is shown on the next page.

The Norton Practice audited the internal control over financial reporting of Femcare Group Limited as of December 31, 2012, and its report follows the report of Jones Simkins LLC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Utah Medical Products, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits. We did not audit the financial statements and we did not examine the effectiveness of internal control over financial reporting of Femcare Group Limited, a wholly owned subsidiary, whose statements reflect total assets of $50,514,000 and $49,891,000 as of December 31, 2012 and 2011, respectively, and total revenues of $16,484,000, $13,273,000, and $0, respectively for each of the years in the three-year period ended December 31, 2012. Those statements and the effectiveness of internal control over financial reporting were audited by other auditors whose reports have been furnished to us, and our opinions, insofar as they relate to the amounts included for Femcare Group Limited and the effectiveness of Femcare Group Limited’s internal control over financial reporting is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audit and the report of the other auditors, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Jones Simkins LLC

JONES SIMKINS LLC
Logan, Utah
March 1, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited the individual balance sheet of Femcare Group Limited, including its subsidiaries, as of December 31, 2012 and 2011, and the related statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2012 and for the period from March 18, 2011 through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Femcare Group Ltd, including all subsidiaries, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and for the period from March 18, 2011 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Femcare Group Limited’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25th, 2013 expressed an unqualified opinion.

/s/ The Norton Practice

The Norton Practice
Reading, United Kingdom

February 25th, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited Femcare Group Limited, including its subsidiaries (Femcare Group), internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Femcare Group’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Femcare Group’s internal control over financial reporting based on our audit.

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

In our opinion, Femcare Group Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of Femcare Group Limited, and our report dated February 25th, 2013, expressed an unqualified opinion.

/s/ The Norton Practice

The Norton Practice
Reading, United Kingdom

February 25th, 2013

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2012 and 2011
(In thousands)

ASSETS	2012	2011
Current assets:
Cash	$8,871	$6,534
Investments, available-for-sale (notes 3 and 4)	42	64
Accounts and other receivables, net (note 2)	4,341	4,734
Inventories (note 2)	4,353	5,005
Prepaid expenses and other current assets	477	345
Deferred income taxes (note 9)	451	333
Total current assets	18,535	17,016
Property and equipment, net (note 5)	8,428	8,805
Goodwill (note 6)	15,488	15,120
Other intangible assets (note 6)	41,242	39,461
Other intangible assets - accumulated amortization	(6,758)	(4,012)
Other intangible assets - net (note 2)	34,484	35,449
Total assets	$76,935	$76,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,000	$925
Accrued expenses (note 2)	2,821	3,276
Current portion of notes payable (note 7)	4,001	5,430
Total current liabilities	7,823	9,631
Notes payable (note 7)	9,003	16,242
Deferred tax liability - intangible assets (note 6)	7,889	8,549
Other long term liabilities	363	522
Deferred income taxes (note 9)	884	688
Total liabilities	25,963	35,632
Commitments and contingencies (notes 8 and 13)	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000 shares authorized, issued 3,703 shares in 2012 and 3,640 shares in 2011	37	36
Accumulated other comprehensive income	(851)	(2,906)
Additional paid-in capital	2,268	721
Retained earnings	49,519	42,904
Total stockholders' equity	50,972	40,757

Total liabilities and stockholders' equity	$76,935	$76,389

See  accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2012, 2011 and 2010
(In thousands, except per share amounts)

	2012	2011	2010
Sales, net (notes 11, 12 and 13)	$41,552	$37,860	$25,121
Cost of goods sold	16,245	15,460	11,911
Gross profit	25,307	22,400	13,209
Operating expense:
Sales and marketing	(2,711)	(2,815)	(1,537)
Research and development	(563)	(518)	(397)
General and administrative	(6,836)	(7,225)	(2,354)
Operating income	15,196	11,842	8,922
Other income (expense):
Dividend and interest income	11	16	48
Gains and (losses) on investments	(1)	1	(9)
Royalty income (note 13)	89	71	-
Interest expense	(652)	(859)	(25)
Other, net	(106)	10	104
Income before provision for income taxes	14,537	11,080	9,041
Provison for income taxes (note 9)	4,368	3,666	3,026
Net income	$10,169	$7,414	$6,014
Earnings per common share (basic) (note 1):	$2.77	$2.04	$1.66
Earnings per common share (diluted) (note 1):	$2.74	$2.03	$1.65
Other comprehensive income:
Foreign currency translation net of taxes of $0, $0 and $0	$1,862	$(1,628)	$(326)
Unrealized gain (loss) on investments net of taxes of $123, $(2) and $29	193	(3)	45
Total comprehensive income	$12,224	$5,783	$5,733

See  accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$10,169	$7,414	$6,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	653	707	563
Amortization	2,613	2,066	44
(Gain) loss on investments	177	(6)	(38)
Provision for (recovery of) losses on accounts receivable	5	77	6
Loss on disposal of assets	-	-	0
Deferred income taxes	(600)	(549)	-
Stock-based compensation expense	70	95	83
(Increase) decrease in:
Accounts receivable	675	502	110
Accrued interest and other receivables	(204)	(31)	(165)
Inventories	841	(624)	286
Prepaid expenses and other current assets	(125)	529	58
Increase (decrease) in:
Accounts payable	50	(1,213)	52
Accrued expenses	(570)	2,158	143
Deferred revenue	(100)	(66)	-
Other liability	(91)	307	-
Net cash provided by operating activities	13,563	11,365	7,157

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(254)	(247)	(1,532)
Intangible assets	(1)	(10)	(2)
Purchases of investments	-	(500)	(1,600)
Proceeds from the sale of investments	47	15,155	5,839
Net cash paid in acquisition	-	(41,084)	-
Net cash provided by (used in) investing activities	(208)	(26,685)	2,705

Cash flows from financing activities:
Proceeds from issuance of common stock - options	1,803	485	425
Common stock purchased and retired	(504)	-	(439)
Tax benefit attributable to exercise of stock options	178	34	38
Proceeds from notes payable	-	26,934	-
Repayments of notes payable	(9,093)	(5,942)	(413)
Dividends paid	(3,555)	(3,433)	(6,030)
Net cash provided by (used in) financing activities	(11,171)	18,078	(6,419)

Effect of exchange rate changes on cash	153	(41)	(35)

Net increase in cash and cash equivalents	2,336	2,717	3,408

Cash at beginning of year	6,534	3,818	410

Cash at end of year	$8,871	$6,534	$3,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$4,423	$2,685	$2,810
Interest	658	860	25

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2012, 2011 and 2010
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2009	3,612	$36	$-	$(994)	$38,939	$37,981
Shares issued upon exercise of employee stock options for cash	27	0	497	-	-	497
Shares received and retired upon exercise of stock options	(3)	(0)	(73)	-	-	(73)
Tax benefit attributable to appreciation of stock options	-	-	38	-	-	38
Stock option compensation expense	-	-	83	-	-	83
Common stock purchased and retired	(18)	(0)	(439)	-	-	(439)
Foreign currency translation adjustment	-	-	-	(326)	-	(326)
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	45	-	45
Common stock dividends	-	-	-	-	(6,030)	(6,030)
Net income	-	-	-	-	6,014	6,014
Balance at December 31, 2010	3,619	$36	$107	$(1,275)	$38,924	$37,792

Shares issued upon exercise of employee stock options for cash	21	0	485	-	-	485
Tax benefit attributable to appreciation of stock options	-	-	34	-	-	34
Stock option compensation expense	-	-	95	-	-	95
Foreign currency translation adjustment	-	-	-	(1,628)	-	(1,628)
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	(3)	-	(3)
Common stock dividends	-	-	-	-	(3,433)	(3,433)
Net income	-	-	-	-	7,414	7,414
Balance at December 31, 2011	3,640	$36	$721	$(2,906)	$42,904	$40,757

Shares issued upon exercise of employee stock options for cash	82	1	1,940	-	-	1,941
Shares received and retired upon exercise of stock options	(4)	(0)	(138)	-	-	(138)
Tax benefit attributable to appreciation of stock options	-	-	178	-	-	178
Stock option compensation expense	-	-	70	-	-	70
Common stock purchased and retired	(15)	(0)	(503)	-	-	(504)
Foreign currency translation adjustment	-	-	-	1,862	-	1,862
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	193	-	193
Common stock dividends	-	-	-	-	(3,555)	(3,555)
Net income	-	-	-	-	10,169	10,169
Balance at December 31, 2012	3,703	$37	$2,268	$(851)	$49,519	$50,972

See accompanying notes to financial statements.

Currency amounts are in thousands except per-share amounts and where noted.

Note 1 – Summary of Significant Accounting Policies

Organization

Utah Medical Products, Inc. and its wholly owned subsidiaries, Femcare Holdings Ltd, with headquarters located in Romsey, Hampshire, England, and Utah Medical Products Ltd., which operates a manufacturing facility in Athlone, Ireland, (the Company) are in the primary business of developing, manufacturing and marketing specialized medical devices for the healthcare industry.  The Company’s broad range of products includes those used in critical care areas and the labor and delivery departments of hospitals, as well as outpatient clinics and physicians’ offices.  Products are sold in domestic U.S. and international markets.

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

Investments

The Company classifies its investments as “available for sale.”  Securities classified as “available for sale” are carried in the financial statements at fair value.  Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income.  Declines in fair value below cost that are other than temporary are included in operations.  As of December 31, 2012 the Company’s investments are in Citigroup (C).

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

The Company's customer base consists of hospitals, medical product distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies.  Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2012 except under an extreme global financial crisis.

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, trade names, customer relationships, regulatory approvals & product certifications, license rights and non-compete agreements are capitalized and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD’s goodwill is tested for impairment annually, in the fourth quarter of each year, using a fair value measurement test, in accordance with ASC 350. UTMD would also perform an impairment test, between annual tests, if circumstances changed that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determined that its goodwill were impaired, a second step would be completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future.  Estimated future amortization expense on intangible assets currently held, using the 2012 year-end 1.626 USD/GBP currency exchange rate, is about $2,656 in 2013, $2,651 in 2014 and 2015, $2,618 in 2016 and $2,602 in 2017 (see note 2).

Loans to Related Parties

As a general policy, the Company does not make loans to related entities including employees, directors, shareholders, suppliers or customers. UTMD was able to manage its A/R balances to achieve an average aging of 35 days from date of invoice by the end of the 2012 year, and A/R balances over 90 days from date of invoice to 1% of total A/R.  Both of these measures are historically lower than normal.  As an exception in 2009, the Company extended partial payment terms to an OEM customer that converted to a three-year term loan of $70 on July 1, 2010.  The balance on the note was $15 at year-end 2012.  The loan is secured by personal guarantees provided by the principals of the customer. UTMD believes that this was a wise use of its liquidity to build goodwill with a customer at an unusual time, which should ultimately help grow UTMD's business.

Note 1 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue at the time of shipment as title generally passes to the customer at the time of shipment. Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to the Company’s acceptance of an order. Revenue from product and service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured.  There are circumstances under which revenue may be recognized when product is not shipped, which meet the criteria of SAB 104: the Company provides engineering services, for example, design and production of manufacturing tooling that may be used in subsequent UTMD manufacturing of custom components for other companies.  This revenue is recognized when UTMD’s service has been completed according to a fixed contractual agreement.

Income Taxes

The Company accounts for income taxes under ASC 740, “Accounting for Income Taxes,” whereby deferred taxes are computed under the asset and liability method.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, in Utah, in the United Kingdom, in Australia and in Ireland.  UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.  In 2010, the Internal Revenue Service (IRS) examined the Company’s federal income tax return for 2008 and did not propose any adjustments.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and any related penalties in income taxes. The Company did not recognize any tax-related interest expense or have any tax penalties in any of the three years 2010 through 2012.

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on previous experience.  The reserve for legal costs at December 31, 2012 and 2011 was $200 and $301, respectively (see note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2012	2011	2010
Weighted average number of shares outstanding – basic	3,677	3,631	3,621
Dilutive effect of stock options	34	14	22

Weighted average number of shares outstanding, assuming dilution	3,711	3,645	3,643

Presentation of Sales and Similar Taxes

Sales tax on revenue-producing transactions is recorded as a liability when the sale occurs.  UTMD is not required to withhold sales tax on international sales, and at least 90% of domestic 2012 sales were to customers who are tax exempt or who are in jurisdictions where UTMD is not required to withhold sales tax.

Note 1 – Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At December 31, 2012, the Company has stock-based employee compensation plans, which are described more fully in note 10.  The Company accounts for stock compensation under ASC 718, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In 2012, the Company recognized $70 in compensation cost compared to $95 in 2011 and $83 in 2010.

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

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2012	2011
Accounts and other receivables:
Accounts receivable	$3,991	$4,584
Income tax receivable	339	161
Accrued interest and other	142	113
Less allowance for doubtful accounts	(132)	(124)
Total accounts and other receivables	$4,341	$4,734
Inventories:
Finished products	$1,630	$2,518
Work-in-process	938	795
Raw materials	1,785	1,692
Total inventories	$4,353	$5,005
Other intangible assets:
Patents	$2,070	$2,017
Non-compete agreements	163	155
Trademarks & trade names	11,877	11,361
Customer relationships	11,625	11,109
Regulatory approvals & product certifications	15,507	14,819
Total other intangible assets	41,242	39,461
Accumulated amortization	(6,758)	(4,012)
Other intangible assets, net	$34,484	$35,449
Accrued expenses:
Income taxes payable	$1,382	$1,069
Payroll and payroll taxes	875	1,475
Reserve for litigation costs	200	301
Other	364	431
Total accrued expenses	$2,821	$3,276

Note 3 – Investments

The Company’s investments, classified as available-for-sale consist of the following:

	December 31,
	2012	2011

Investments, at cost	$42	$380
Equity securities:
-Unrealized holding gains	-
-Unrealized holding (losses)	-	(316)

Investments, at fair value	$42	$64.

Changes in the unrealized holding loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	December 31,
	2012	2011

Balance, beginning of year	$(193)	$(190)
Realized loss from securities included in beginning balance	12	18
Gross unrealized holding gains (losses) in equity securities	14	(23)
Impairment loss	290	-
Deferred income taxes on unrealized holding loss	(123)	2

Balance, end of year	$-	$(193)

During 2012, 2011 and 2010, UTMD had proceeds from sales of available-for-sale securities of $47, $15,155 and $5,839, respectively.

Note 4 – Fair Value Measurements and Financial Instruments

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

The Company uses the following valuation techniques to measure fair value for its assets and liabilities:

Level 1	Quoted market prices in active markets for identical assets or liabilities;

Level 2
Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs);

Level 3	Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table provides financial assets carried at fair value measured as of December 31 for the past two years:

	Level 1		Levels 2 & 3		Total
	2012	2011	2012	2011	2012	2011
Equities	42	64	-	-	42	64
Total	$42	$64	-	-	$42	$64

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes.  Detail on investments is provided in note 3 above.  The Company estimates that the fair value of all financial instruments at December 31, 2012 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 5 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2012	2011

Land	$1,379	$1,372
Buildings and improvements	10,385	10,309
Furniture, equipment and tooling	15,347	14,983
Construction-in-progress	49	179
Total	27,160	26,843

Accumulated depreciation	(18,732)	(18,038)

Property and equipment, net	$8,428	$8,805

Included in the Company’s consolidated balance sheet are the assets of its manufacturing and administrative facilities in Utah, England and Ireland.  Property and equipment, by location, are as follows:

	December 31, 2012
	Utah	England	Ireland	Total

Land	$926	$-	$453	$1,379
Building and improvements	5,589	-	4,796	10,385
Furniture, equipment and tooling	13,664	691	992	15,347
Construction-in-progress	33	-	16	49
Total	20,212	691	6,257	27,160

Accumulated depreciation	(15,970)	(209)	(2,553)	(18,732)

Property and equipment, net	$4,242	$482	$3,704	$8,428

	December 31, 2011
	Utah	England	Ireland	Total

Land	$926	$-	$446	$1,372
Building and improvements	5,589	-	4,720	10,309
Furniture, equipment and tooling	13,456	600	927	14,983
Construction-in-progress	168	-	11	179
Total	20,139	600	6,104	26,843

Accumulated depreciation	(15,582)	(101)	(2,355)	(18,038)

Property and equipment, net	$4,557	$500	$3,748	$8,805

Note 6 – Acquisition

On March 18, 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  The acquisition was accretive to financial performance in 2012 and 2011.

A one-year measurement period was initially established during which UTMD could make residual adjustments to valuations of assets and liabilities. During 2011, residual adjustments to initial valuations for prepaid expenses, goodwill and accrued expenses were made, but no adjustment was made to the purchase price or the value of identifiable intangibles. The adjustment period has expired.

A two-year escrow was set aside from the purchase price to back the warranties and representations of the sellers. No claims against the escrow have been made by UTMD.

Note 6 – Acquisition (continued)

The March 18, 2011 purchase price was allocated as follows:

Assets Acquired
Accounts receivable	$2,176
Prepaid expenses	773
Inventory	1,319
Property and equipment	606
Identifiable intangibles
Patents	97
Non-compete agreements	162
Trademarks, trade names	11,559
Customer relationships	11,559
Regulatory approvals & product certifications	15,419
Goodwill	8,249
Total assets acquired	51,919

Liabilities Assumed
Accounts payable	1,107
Accrued expenses	644
Deferred tax liability	9,084
Total liabilities assumed	10,835

Net assets acquired	$41,084

Pro forma Information

Revenue and net income of the combined entity as though the business combination occurred as of the beginning of the reporting period is:

	Year ended December 31, 2012 (as reported)	Year ended December 31, 2011
Revenue	$41,552	$41,780
Net income	10,169	8,235

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

Note 7 – Long-term Debt

In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.05 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below UTMD’s TNW at closing on March 18, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less. UTMD is in compliance with all of the loan financial covenants at December 31, 2012. Based on UTMD’s financial position, the bank’s margin was 2.00% at December 31, 2012. The principal balance on this note at December 31, 2012 was $4,550.

In March 2011, the Company also obtained a $12,934 loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the loan are the same as those listed above for the $14,000 U.S. loan.  The principal balance on this note at December 31, 2012 was $8,455.

In December 2005, the Company borrowed $5,336 from the Bank of Ireland to finance repatriation of profits achieved from 1996 through 2005 under The American Jobs Creation Act of 2004.  The loan term was 10-years at an interest rate of 1.10% plus the bank’s money market rate, which is a total of the bank’s cost of funds and cost of liquidity.  The note principal was paid off in December 2012.

The following table shows estimated minimum required principal reduction of the notes during the next five years using the December 31, 2012 interest and currency exchange rates and starting with the December 31, 2012 balance of $13,005:

				Ending
Year	Payments	Interest	Principal	Balance

2013	$4,456	$454	$4,002	$9,003
2014	4,293	291	4,001	5,002
2015	4,130	129	4,002	1,000
2016	1,007	7	1,000	-
2017	-	-	-	-
Total	$13,886	$881	$13,005

Note 8 – Commitments and Contingencies

Operating Leases

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991.  On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index.  The Company leases its UK facilities, and automobiles for sales representatives in England and Ireland. The Company leased its CMI building in Oregon until its lease expired on May 31, 2010.  Rent expense charged to operations under these operating lease agreements was approximately $258, $194 and $62 for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2012 were as follows:

Years ending December 31:	Amount

2013	$210
2014	191
2015	82
2016	44
2017	46
Thereafter	674

Total future minimum lease payments	$1,248

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at December 31, 2012 or December 31, 2011.

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

Note 9 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2012		2011
	Current	Long-term	Current	Long-term

Inventory write-downs and differences due to UNICAP	$75	$-	$76	$-
Allowance for doubtful accounts	22	-	22	-
Accrued liabilities and reserves	122	-	127	-
Other - foreign	119	(86)	108	(75)
Depreciation and amortization	-	(8,687)	-	(9,285)
Unrealized investment loss	113	-	-	123
Deferred income taxes, net	$451	$(8,773)	$333	$(9,237)

The components of income tax expense are as follows:

	Years ended December 31,
	2012	2011	2010

Current	$4,960	$4,287	$3,022
Deferred	(592)	(621)	4

Total	$4,368	$3,666	$3,026

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2012	2011	2010

Federal income tax expense at the statutory rate	$2,741	$2,650	$2,914
State income taxes	266	257	283
Foreign income taxes (blended rate)	1,603	877	74
ETI, manufacturing deduction and tax credits	(266)	(270)	(275)
Other	24	152	30

Total	$4,368	$3,666	$3,026

The domestic and foreign components of income before income tax expense were as follows:

	Years ended December 31,
	2012	2011	2010
Domestic	$7,989	$7,795	$8,571
Foreign	6,548	3,285	469

Total	$14,537	$11,080	$9,041

Note 10 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 1,021,772 shares of common stock, of which 149,527 are outstanding as of December 31, 2012.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of shareholder value.  Changes in stock options were as follows:

	Shares	Price Range Per Share
2012
Granted	13,000	$33.30 -	$33.30
Expired or canceled	19,393	24.00 -	28.13
Exercised	82,386	15.01 -	31.33
Total outstanding at December 31	149,527	17.71 -	33.30
Total exercisable at December 31	120,420	17.71 -	31.33

2011
Granted	67,200	$26.52 -	$26.75
Expired or canceled	24,612	24.00 -	31.33
Exercised	21,220	9.13 -	25.59
Total outstanding at December 31	238,306	15.01 -	31.33
Total exercisable at December 31	172,027	15.01 -	31.33

2010
Granted	7,700	$28.06 -	$28.06
Expired or canceled	5,243	17.71 -	31.33
Exercised	27,230	6.75 -	28.13
Total outstanding at December 31	216,938	9.13 -	31.33
Total exercisable at December 31	173,178	9.13 -	31.33

For the years ended December 31, 2012, 2011 and 2010, the Company reduced current income taxes payable and increased additional paid-in capital by $178, $34 and $38, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2012, the Company recognized $70 in equity compensation cost, compared to $95 in 2011 and $83 in 2010.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2012	2011	2010

Expected dividend amount per quarter	$0.2571	$0.2449	$0.2471
Expected stock price volatility	22.8%	22.8%	22.0%
Risk-free interest rate	0.54%	1.19%	2.08%
Expected life of options	3.8 years	3.6 years	4.5 years

The per share weighted average fair value of options granted during 2012, 2011 and 2010 is $3.92, $3.09 and $3.71, respectively.

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

Note 10 – Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
	Number	Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$17.71 - 24.02	51,034	4.88	$22.79	48,107	$22.71
25.59 - 25.59	23,662	1.08	25.59	23,662	25.59
26.52 - 33.30	74,831	6.45	29.68	48,651	29.52

$17.71 - 33.30	149,527	5.07	$26.68	120,420	$26.03

Note 11 – Geographic Sales Information

The Company had sales in the following geographic areas:

	2012	2011	2010

United States	$19,955	$18,853	$17,431
Europe	9,286	7,821	3,367
Other	12,310	11,186	4,323

Note 12 – Revenues by Product Category

The Company had revenues in the following product categories:

Product Category	2012	2011	2010

Obstetrics	$5,194	$5,742	$5,940
Gynecology/Electrosurgery/Urology	23,141	19,196	5,888
Neonatal	6,539	6,951	7,295
Blood Pressure Monitoring and Accessories	6,678	5,971	5,998

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

In 2010 there were no patents under which UTMD received royalties from other parties. In 2012 and 2011, UTMD received royalties of $89 and $71, respectively, for the use of intellectual property of Filshie Clip System as part of Femcare’s exclusive U.S. distribution agreement with Cooper Surgical, Inc.

Note 14 – Employee Benefit Plans

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and contributory retirement plans for Ireland and UK employees.  The Company’s matching contribution is determined annually by the board of directors.  Company contributions were approximately $161, $209 and $103 for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 15 – Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

Note 16 – Subsequent Events

The Company evaluated its December 31, 2012 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

During 2012, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2012, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2012.  Jones Simkins LLC, the independent registered public accounting firm of the Company, has audited the effectiveness of the Company's internal control over financial reporting. The Norton Practice, the independent registered public accounting firm of Femcare Group Limited (Femcare Group) has audited the effectiveness of Femcare Group’s internal control over financial reporting. Management's report, and the reports of Jones Simkins LLC and The Norton Practice appear on pages 34 through 38 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2012, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2012 annual meeting of shareholders under the captions,

•	“PROPOSAL NO. 1. ELECTION OF DIRECTORS: General,” and “Directors and Nominees,”

•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS,” and

•	“EXECUTIVE OFFICER COMPENSATION: 2012 Director Compensation,”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2013 annual meeting of shareholders under the captions,

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement of the registrant for the 2013 annual meeting of shareholders under the captions,

•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and

•	“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2013 annual meeting of shareholders under the captions,

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•	“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2013 annual meeting of shareholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2013 annual meeting of shareholders under the caption “PROPOSAL NO 3. RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: Fees billed by Jones Simkins LLC,” “Audit Committee Policy and Approval,” and “Auditor Independence” are incorporated herein by reference.

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

3.     Exhibits.

Exhibit #	SEC Reference #	Title of Document	Location

1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)

2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)

3	3	Bylaws	Incorporated by Reference (2)

4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (3)

5	4	Designation of Rights, Privileges, and Preferences of Series “A” Preferred Stock	Incorporated by Reference (2)

6	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)

7	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (4)

8	10	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (5)

9	10	Agreement relating to the sale and purchase of the whole of the issued share capital of Femcare Group Limited dated 18 March 2011	Incorporated by Reference (6)

10	10	Credit Agreement dated as of March 17, 2011 among Utah Medical Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Lender	Incorporated by Reference (6)

11	10	Facility Agreement dated 18 March 2011 for Femcare Group Limited as Borrower with JPMorgan Chase Bank, N.A., London Branch as Lender	Incorporated by Reference (6)

12	10	First Modification Agreement dated as of September 23, 2011 among Utah Medical Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Lender	Incorporated by Reference (7)

13	10	Second Modification Agreement dated as of December 7, 2012 among Utah Medical Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Lender	Incorporated by Reference (8)

14	10	Summary of Officer and Director Compensation	This Filing

15	21	Subsidiaries of Utah Medical Products, Inc.	This Filing

Exhibit #	SEC Reference #	Title of Document	Location

16	23	Consent of Jones Simkins LLC, Company’s independent auditors for the years ended December 31, 2012, December 31, 2011 and December 31, 2010	This Filing

17	23	Consent of The Norton Practice, Femcare Group Limited’s independent auditors for the years ended December 31, 2012 and December 31, 2011	This Filing

18	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

19	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

20	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

21	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

101.ins		XBRL Instance Document	This Filing

101.xsd		XBRL Taxonomy Extension Schema Document	This Filing

101.cal		XBRL Taxonomy Extension Calculation Linkbase Document	This Filing

101.def		XBRL Taxonomy Extension Definition Linkbase Document	This Filing

101.tab		XBRL Taxonomy Extension Label Linkbase Document	This Filing

101.pre		XBRL Taxonomy Extension Presentation Linkbase Document	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company’s registration statement on form S-8 filed with the Commission effective February 10, 1995.

(3)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on October 1, 2004.

(4)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(5)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(6)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on March 23, 2011.

(7)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on September 26, 2011.

(8)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on December 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 6th day of March, 2013.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 6th day of March, 2013.

By:	/s/ James H. Beeson
James H. Beeson, Director

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell, Chief Executive Officer & Director

By:	/s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By:	/s/ Barbara A. Payne
Barbara A. Payne, Director

By:	/s/ Paul O. Richins
Paul O. Richins, Principal Financial and Accounting Officer & Director