Form 10-Q
period 2013-03-31
UTAH MEDICAL PRODUCTS INC
filed 2013-05-08
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2013	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:	(801) 566-1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 6, 2013: 3,723,000

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2013 AND DECEMBER 31, 2012
(in thousands)

	MARCH 31, 2013	DECEMBER 31, 2012
ASSETS	(unaudited)	(audited)

Current assets:
Cash	$10,870	$8,871
Investments, available-for-sale	47	42
Accounts & other receivables - net	5,363	4,341
Inventories	4,406	4,353
Other current assets	911	929
Total current assets	21,597	18,535

Property and equipment - net	8,203	8,428

Goodwill	14,945	15,488

Other intangible assets	38,689	41,242
Other intangible assets - accumulated amortization	(7,072)	(6,758)
Other intangible assets - net	31,617	34,484

TOTAL	$76,362	$76,935

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,143	$1,000
Accrued expenses	4,050	2,821
Current portion of notes payable	3,831	4,001
Total current liabilities	9,024	7,823

Notes payable	7,663	9,003

Deferred tax liability - intangible assets	7,733	7,889
Other long term liabilities	339	363
Deferred income taxes	887	884
Total liabilities	25,646	25,963

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - March 31, 2013, 3,722 shares and December 31, 2012, 3,703 shares	37	37
Accumulated other comprehensive loss	(3,365)	(851)
Additional paid-in capital	2,700	2,268
Retained earnings	51,343	49,519
Total stockholders' equity	50,716	50,972

TOTAL	$76,362	$76,935

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2013	2012

Sales, net	$10,374	$11,206

Cost of goods sold	4,093	4,467

Gross profit	6,281	6,738

Operating expense

Selling, general and administrative	2,269	2,478
Research & development	123	146

Total	2,392	2,623

Operating income	3,889	4,115

Other income (expense)	(102)	(178)

Income before provision for income taxes	3,787	3,937

Provision for income taxes	1,052	1,148

Net income	$2,735	$2,789

Earnings per common share (basic)	$0.74	$0.76

Earnings per common share (diluted)	$0.73	$0.76

Shares outstanding - basic	3,711	3,649

Shares outstanding - diluted	3,757	3,675

Other comprehensive income:
Foreign currency translation net of taxes of $0 and $0	$(2,516)	$1,193
Unrealized gain (loss) on investments net of taxes of $2 and $6	3	9
Total comprehensive income	$222	$3,991

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012
(in thousands - unaudited)

	MARCH 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,735	$2,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	155	169
Amortization	639	651
(Gain) loss on investments	-	-
Provision for (recovery of) losses on accounts receivable	(0)	7
(Gain)/Loss on disposal of assets	0	-
Deferred income taxes	(177)	(251)
Stock-based compensation expense	7	20
Changes in operating assets and liabilities:
Accounts receivable - trade	(958)	(1,227)
Accrued interest and other receivables	(171)	(49)
Inventories	(82)	229
Prepaid expenses and other current assets	22	(70)
Accounts payable	184	309
Accrued expenses	390	882
Deferred revenue	(25)	(25)
Other liability	-	-
Total adjustments	(16)	646
Net cash provided by operating activities	2,719	3,434

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(52)	(61)
Intangible assets	-	(1)
Purchases of investments	-	-
Proceeds from sale of investments	-	-
Net cash used in investing activities	(52)	(62)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	340	585
Common stock purchased and retired	-	-
Payment of taxes for exchange of stock options	(90)	-
Tax benefit attributable to exercise of stock options	175	55
Repayment of notes payable	(969)	(2,464)
Payment of dividends	-	-
Net cash provided by (used in) financing activities	(544)	(1,824)

Effect of exchange rate changes on cash	(124)	76

NET INCREASE IN CASH	1,999	1,624

CASH AT BEGINNING OF PERIOD	8,871	6,534

CASH AT END OF PERIOD	$10,870	$8,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$-	$-
Cash paid during the period for interest	122	189

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)       The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2012.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

(2)       Inventories at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
Finished goods	$1,632	$1,630
Work-in-process	906	938
Raw materials	1,868	1,785
Total	$4,406	$4,353

(3)      Stock-Based Compensation. The Company has stock-based employee compensation plans which, prior to February 15, 2013, authorized the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In first quarter (1Q) 2013, the Company recognized $7 in stock based compensation cost, compared to $20 in 1Q 2012.

 (4)      Notes payable.  In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase of Femcare Group Ltd (Femcare) of the United Kingdom, and its subsidiaries. The terms and conditions of the loan require UTMD to a) repay the loan principal in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of UTMD’s funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain UTMD’s Interest Coverage Ratio at 1.10 to 1.00 or better, f) maintain UTMD’s Tangible Net Worth (TNW) above a minimum threshold 20% below TNW at closing on March 18, and g) maintain UTMD’s Leverage Ratio at 2.75 to 1.00 or less. UTMD is in compliance with all of the loan covenants at March 31, 2013. Based on UTMD’s financial position, the bank’s margin was 2.00% at March 31, 2013. The principal balance on this note at March 31, 2013 was $4,200.

In March 2011, the Company also obtained a $12,934 loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the UK loan are the same as those listed above for the $14,000 U.S. loan.  The principal balance on this note at March 31, 2013 was $7,294.

In December 2005, the Company borrowed $5,336 from the Bank of Ireland to finance repatriation of profits achieved from 1996 through 2005 under The American Jobs Creation Act of 2004.  The loan term was 10-years at an interest rate of 1.10% plus the bank’s money market rate, which is a total of the bank’s cost of funds and cost of liquidity.  The loan was repaid in full in December 2012.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2012 or March 31, 2013.

(6)      Investments.  As of March 31, 2013, the Company’s investments are in Citigroup (C).  Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	1Q 2013	1Q 2012
Balance, beginning of period	$-	$(193)
Realized loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	5	15
Deferred income taxes on unrealized holding (gain) loss	(2)	(5)
Balance, end of period	$3	$(183)

(7)  Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of March 31, 2013:

		Fair Value Measurements Using
Description	Total Fair Value at 3/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$47	$47	$0	$0

(8)       Subsequent Events. UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General
UTMD manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2012 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per-share amounts or where otherwise noted.

Analysis of Results of Operations
a)     Overview
In the first calendar quarter (1Q) of 2013, profit margins improved in all income statement categories compared to the same quarter in the prior year, as follows:

	1Q 2013	1Q 2012
Gross Profit Margin (gross profits/ sales):	60.5%	60.1%
Operating Profit Margin (operating profits/ sales):	37.5%	36.7%
EBT Margin (profits before income taxes/ sales):	36.5%	35.1%
Net Profit Margin (profit after taxes/ sales):	26.4%	24.9%

UTMD’s operating profit margin (OPM) improved despite the new Medical Device Excise Tax (MDET), imposed as a component of the Patient Protection and Affordable Care Act (Obamacare). Without the tax, levied as 2.3% of domestic sales of medical devices, UTMD’s consolidated 1Q 2013 OPM would have been 38.2%.

In 1Q of the prior year 2012, a couple of UTMD’s largest OEM/international distributor customers purchased substantially more than their prior or subsequent quarterly averages. As a result, revenues and profits were lower in 1Q 2013 compared to 1Q 2012, as follows:

	1Q 2013	1Q 2012	change
Net Sales	$10,374	$11,206	(7.4%)
Gross Profit	6,281	6,738	(6.8%)
Operating Income	3,889	4,115	(5.5%)
Income Before Tax	3,787	3,937	(3.8%)
Net Income	2,735	2,789	(1.9%)
Earnings per Share	.728	.759	(4.1%)

As noted in previous reports, following the addition of Femcare, UTMD has a greater proportion of its total sales each quarter going to distributors which purchase in larger order quantities, and/or at less frequent intervals, than end-users do. This can result in more choppy revenues quarter-to-quarter.

 As an alternative comparison, the following table compares 1Q 2013 performance with the average quarterly performance during 2012:

	1Q 2013	Quarterly Average 2012	change
Net Sales	$10,374	$10,388	(0.1%)
Gross Profit	6,281	6,327	(0.7%)
Operating Income	3,889	3,799	+2.4%
Income Before Tax	3,787	3,634	+4.2%
Net Income	2,735	2,542	+7.6%
Earnings Per Share	.728	.685	+6.3%

Operating expenses were $2,392 (23.1% of sales) in 1Q 2013 compared to $2,623 (23.4% of sales) in 1Q 2012. Average quarterly operating expenses were $2,528 (24.3% of sales) in the full year of 2012.

       Income before taxes (EBT) was $3,787 (36.5% of sales) in 1Q 2013 compared to $3,937 (35.1% of sales) in 1Q 2012.  Average quarterly EBT was $3,634 (35.0% of sales) in the full year of 2012.  In addition to the improvement in OPM, 1Q 2013 EBT benefited from lower interest expense on lower loan principal balances which were obtained to help finance the acquisition of Femcare in 2011.

 Net Income (NP) was $2,735 (26.4% of sales) in 1Q 2013 compared to $2,789 (24.9% of sales) in 1Q 2012. Average quarterly NP was $2,542 (24.5% of sales) in the full year of 2012. The improvement in UTMD’s EBT margin was further leveraged by a lower consolidated income tax provision.

 Earnings per share (EPS) were $.728 in 1Q 2013 compared to $.759 in 1Q 2012, and $.685 per quarter on the average for the full year of 2012.  Diluted shares used to calculate EPS increased to 3,756,900 in 1Q 2013 from 3,674,900 in 1Q 2012 due to the exercise of employee options and the higher dilution factor applied to unexercised options as a result of a much higher average market price of UTMD stock. The number of shares added as a dilution factor in 1Q 2013 was 45,500 compared to 25,900 in 1Q 2012.

The changes in UTMD’s Balance Sheet at March 31, 2013 from December 31, 2012 resulted primarily from continued excellent cash generation from operations, reduction in debt, a stronger U.S. Dollar (USD) which resulted in lower USD value of foreign subsidiary assets, a delay in payment of estimated income taxes until April (the following quarter) in contrast to other quarters in which estimated income tax payments are made within the same quarter, and the early payment of the 4Q 2012 cash dividend to shareholders in December 2012 instead of January 2013, in contrast to other quarters in which the dividend is paid in the following quarter.

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

UTMD may have separate discounted pricing agreements with a clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made.  For existing customers, past actual shipment volumes determine the fixed price by part number for the next agreement period of one or two years.  For new customers, the customer’s best estimate of volume is accepted by UTMD for determining the ensuing fixed prices for the agreement period.  New customers typically have one-year agreements. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure above that the selling price is fixed prior to the acceptance of a specific customer order.

Total 1Q 2013 sales were $832 (7%) lower than in 1Q 2012.  Domestic sales, excluding UTMD’s Femcare UK subsidiary sales to Cooper Surgical (COO) in the U.S., were 1% higher than in 1Q 2012.  Total 1Q 2013 domestic sales (including Femcare UK sales to COO) were $619 (11%) lower than in 1Q 2012 because sales to COO were $656 (37%) lower.

International sales were $213 (4%) lower than in 1Q 2012.  About 25% of the decline was due to a stronger USD. UTMD’s Ireland subsidiary blood pressure monitoring device sales to its China distributor, which also overstocked in 1Q 2012, were $296 lower.  In USD terms, international sales were 52% of total consolidated 1Q 2013 sales compared to 50% in 1Q 2012.

UTMD’s Ireland subsidiary’s 1Q 2013 trade shipments (excluding intercompany sales) – all in the “international sales” category - were 6% higher in USD terms and 8% higher in EURO terms compared to 1Q 2012.

UTMD’s Femcare UK subsidiary’s 1Q 2013 trade shipments (excluding intercompany sales) – some in the “domestic sales” category, predominantly COO, and some in the “international sales” category - were 20% lower in USD terms and 19% lower in Great Britain Pounds (GBP) terms compared to 1Q 2012.

UTMD’s Femcare Australia subsidiary’s 1Q 2013 trade shipments – all in the “international sales” category - were 16% lower in USD terms and 14% lower in Australia Dollar (AUD) terms compared to 1Q 2012.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of international sales:

Global revenues by product category:

	1Q 2013%		1Q 2012%
Obstetrics	$1,213	12	$1,283	12
Gynecology/ Electrosurgery/ Urology	5,876	56	6,655	59
Neonatal	1,543	15	1,602	14
Blood Pressure Monitoring and Accessories*	1,742	17	1,666	15
Total:	$10,374	100	$11,206	100
*includes molded components sold to OEM customers.

International revenues by product category:

	1Q 2013%		1Q 2012%
Obstetrics	$130	3	$166	3
Gynecology/ Electrosurgery/ Urology	3,705	69	3,929	70
Neonatal	382	7	270	5
Blood Pressure Monitoring and Accessories*	1,142	21	1,211	22
Total:	$5,363	100	$5,576	100
*includes molded components sold to OEM customers.

c)  Gross Profit
Gross profits (GP) result from subtracting the cost of manufacturing products (direct materials, direct labor and manufacturing overhead), or the purchase price of finished products which are resold, from revenues. UTMD’s gross profit margin (GPM) is gross profits as a percentage of revenues.  In 1Q 2013, GP were $6,281 (60.5% GPM) compared to $6,738 (60.1% GPM) in 1Q 2012.  The better GPM in 1Q 2013 was due essentially to product mix.  Sales of lower margin BPM devices to UTMD’s China distributor were substantially lower than in 1Q 2012.

d)  Operating Income
Operating income is the profit remaining after subtracting operating expenses from GP.  UTMD’s operating profit margin (OPM) is its operating income divided by revenues.  Operating income in 1Q 2013 was $3,889 (37.5% OPM) compared to $4,115 (36.7% OPM) in 1Q 2012.  A higher OPM with lower sales in 1Q 2013 represents strong operational performance.  Consolidated operating expenses were $232 lower in 1Q 2013 compared to 1Q 2012, despite $75 added to 1Q 2013 operating expenses for the Obamacare MDET that weren’t part of 2012 operating expenses. A stronger USD helped reduce operating expenses by about $25 when consolidating the operating expenses of foreign subsidiaries into USD terms.

  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses:

Consolidated S&M expenses in 1Q 2013 were $669 (6.4% of sales) compared to $651 (5.8% of sales) in 1Q 2012.   1Q 2013 S&M expenses included the MDET.  In financial projections for 2013 included in UTMD’s 2012 SEC Form 10-K, management included the MDET in non-operating expenses. The change in classification from non-operating to operating expenses, more specifically S&M expenses, was the result of a recommendation by UTMD’s independent accounting firm. The $75 in MDET paid in 1Q 2013 was consistent with UTMD’s expectation. S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s products since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have third party group purchasing organization agreements in the U.S. and UK under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

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

R&D expenses in 1Q 2013 were $123 (1.2% of sales) compared to $146 (1.3% of sales) in 1Q 2012.  The decrease was due to normal period to period fluctuation in project costs.

  Consolidated G&A expenses in 1Q 2013 were $1,600 (15.4% of sales) compared to $1,827 (16.3% of sales) in 1Q 2012. The G&A expenses in 1Q 2013 included $625 (6.0% of sales) of non-cash expense from the amortization of identifiable intangible assets resulting from the Femcare acquisition, which were $635 (5.7% of sales) in 1Q 2012.  In addition to the reduction in foreign operating expense due to a stronger USD, lower G&A expenses were primarily the result of 1) $100 lower litigation expense in the U.S.; 2) $48 lower UK expense from lower leases and rents compared to the prior year, and a foreign currency exchange gain on UK accounts receivable; and 3) $18 in lower variable expenses in Australia related to lower sales activity, and a reclassification of $22 Australia freight expense included in G&A in 2012 to S&M expense in 2013.

In addition to litigation costs, G&A expenses include the cost of outside financial auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $7 in 1Q 2013 compared to $20 in 1Q 2012.

Summary comparison of consolidated operating expenses:

	1Q 2013	1Q 2012
S&M Expense	$669	$651
R&D Expense	123	146
G&A Expense	1,600	1,827
Total Operating Expenses:	$2,392	$2,623

e)  Non-operating income/ expense
Non-operating income (NOI) includes income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology.  Non-operating expense (NOE) includes loan interest and bank fees.  UTMD’s reported NOE is the net of its NOE and NOI. The net is a NOE because the amount of interest that UTMD has been paying on bank loans since the 2011 Femcare acquisition substantially exceeds the sum of all of its non-operating income. (Net) NOE in 1Q 2013 was $102 compared to $178 in 1Q 2012. The decrease was primarily due to $67 lower interest expense on bank loans.  In the absence of helping fund additional acquisitions of assets that improve shareholder value with debt, NOE will continue to decline as UTMD repays its current bank loans.

f)     Income Before Income Taxes
Income before taxes (EBT) results from subtracting NOE from operating income.  EBT Margin (EBTM) is EBT divided by revenues.  1Q 2013 consolidated EBT was $3,787 (36.5% EBTM) compared to $3,937 (35.1% EBTM) in 1Q 2012. The EBT of UTMD Ltd. (Ireland) was €227 (24.5% EBTM) in 1Q 2013 compared to €122 (14.3% EBTM) in 1Q 2012. The EBT of Femcare (Femcare-Nikomed, Ltd., UK and Femcare Australia) was £1,030 (36.7% EBTM) in 1Q 2013 compared to £1,277 (37.5% EBTM) in 1Q 2012.

   Excluding the noncash effects of depreciation, amortization of intangible assets, write-off of impaired assets and stock option expense, 1Q 2013 and last twelve months consolidated EBT plus interest expense were $4,710 and $18,447, respectively.

g)             Net Income
Net income divided by revenues is UTMD’s net income margin (NPM). UTMD’s consolidated net income was $2,735 (26.4% NPM) in 1Q 2013 compared to $2,789 (24.9% of sales) in 1Q 2012.  The improvement in 1Q 2013 NPM compared to 1Q 2012 was due to the improvement in OPM and EBTM described above, plus a greater portion of total EBT achieved in Ireland, the lowest taxed sovereignty, and a lower corporate income tax rate in the UK. The average consolidated income tax provisions (as a % of EBT) in 1Q 2013 and 1Q 2012 were 27.8% and 29.2%, respectively.

UTMD’s combined state and federal income tax rate in the U.S. after all allowable deductions was 33.1% in 1Q 2013 compared to 34.6% in 1Q 2012.  The corporate income tax rate in the UK was 24% in 1Q 2013 compared to 26% in 1Q 2012.  As of April 1, 2013, the UK corporate tax rate was reduced again, from 24% to 23%, which will further benefit UTMD’s NPM during the remainder of 2013. The income tax rate in Australia has been and remains 30%. UTMD Ltd (Ireland) tax provision rate was 13.2% in 1Q 2013.

h)             Earnings Per Share
  Earnings per share (EPS) are net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Diluted EPS were $0.728 in 1Q 2013 compared to $0.759 in 1Q 2012.  Average quarterly EPS for the full year of 2012 were $.685.  EPS for the most recent twelve months were $2.71.

1Q 2013 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,756,900 compared to 3,674,900 shares in 1Q 2012.  Employees exercised options for 32,008 shares in 1Q 2013.  Options outstanding at March 31, 2013 were 116,300 shares at an average exercise price of $27.04 per share, including shares awarded but not vested. This compares to 202,000 unexercised option shares outstanding at March 31, 2012.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 45,500 shares to actual weighted average shares outstanding in 1Q 2013 compared to 25,900 in 1Q 2012.  Actual outstanding common shares as of the end of 1Q 2013 were 3,722,100 compared to 3,668,200 at the end of 1Q 2012.  The Company did not repurchase any of its shares in the open market in 1Q 2013 or in 1Q 2012. UTMD retains its program for repurchasing shares when they seem undervalued.

i)     Return on Equity
Return on equity (ROE) is the portion of net income retained by UTMD to internally finance its growth, divided by the average accumulated stockholder equity for the applicable time period.  Annualized ROE in 1Q 2013 was 22% compared to 26% in 1Q 2012.  Both periods did not include a dividend payment.  The dividend that normally would have been paid in early January was paid in late December of both prior years. The lower ROE in 1Q 2013 was due primarily to higher average stockholders’ equity.

Liquidity and Capital Resources

j)     Cash flows
Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $2,719 in 1Q 2013 compared to $3,434 in 1Q 2012.  The most significant differences in the two periods were use of cash of $493 from a smaller increase in accrued expenses and $311 from increased inventories, offset by a $270 benefit to cash from a smaller increase in accounts receivable in 1Q 2013.

The Company’s use of cash to pay down its bank loan principal balances was the most significant use of cash in either period. UTMD repaid $969 on its notes during 1Q 2013, compared to $2,464 during 1Q 2012.  All of UTMD’s notes are scheduled to be repaid by April, 2016. UTMD did not make cash dividend payments during either 1Q 2013 or 1Q 2012, as the dividends which would normally be paid in January were paid in December of the prior applicable year.

Capital expenditures for property and equipment (PP&E) were $52 in 1Q 2013 compared to $61 in 1Q 2012.  In contrast, depreciation of PP&E was $155 in 1Q 2013 and $169 in 1Q 2012.  Planned capital expenditures during 2013 are expected to be less than depreciation of PP&E. The Company will continue to keep facilities, equipment and tooling in good working order.

In 1Q 2013, UTMD received $340 and issued 19,268 shares of its stock upon the exercise of employee stock options, net of 12,740 shares retired upon employees trading those shares in payment of the stock option exercise price and related taxes.  Option exercises in 1Q 2013 were at an average price of $25.23 per share.  In comparison, in 1Q 2012, the Company received $585 from issuing 28,172 shares of stock on the exercise of employee and director stock options, net of 2,969 shares retired upon employees trading those shares in payment of the stock option exercise price. UTMD did not repurchase any of its own shares of stock in the open market during either 1Q 2013 or 1Q 2012.

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

k)     Assets and Liabilities
March 31, 2013 total assets decreased $574 from December 31, 2012, essentially due to a strengthening of the USD compared to the GBP and EURO. UTMD’s Ireland subsidiary assets were translated into USD at a rate 2.8% lower than the EURO to USD conversion rate at the end 2012.   UTMD’s Femcare UK subsidiary assets were translated into USD at a rate 6.5% lower than the GBP to USD conversion rate at the end 2012.  Femcare’s March 31, 2013 intangible assets were $2,746 lower than they would have been at the December 31, 2012 GBP/USD exchange rate.  Cash increased $1,999 during the quarter. Accounts and other receivables increased $1,022. Inventories increased $53, and other current assets decreased $18 during 1Q 2013.  Inventory and receivables balances were within management’s productivity targets.

Working capital (current assets minus current liabilities) was $12,573 at March 31, 2013, compared to $10,712 at December 31, 2012.  Current liabilities increased $1,201, including a $1,229 increase in accrued expenses.  The accrued expenses increase was due to 1) the 1Q 2013 quarterly dividend payment to shareholders of $911 accrued but not paid until after March 31, whereas the 4Q 2012 dividend payment was paid before the end of December 2012, and 2) the 1Q 2013 estimated income tax payment was not due to be paid until April 15, whereas the estimated taxes in 4Q 2012 were paid by December 15.  UTMD believes that its working capital remains sufficient to meet normal operating needs, debt service requirements and cash dividend payments to shareholders.

Intangible assets (Goodwill plus Other intangible assets) decreased $3,410.  As noted above, the decrease was due to a stronger USD relative to GBP at March 31, 2013 compared to December 31, 2012. Amortization of identifiable intangible assets was $625 in 1Q 2013.  At March 31, 2013, net intangible assets including goodwill were 61% of total assets compared to 65% at year-end 2012.

Net property and equipment decreased $225 in 1Q 2013.  Depreciation of $155 exceeded capital expenditures of $52.

UTMD’s principal balance of bank debt at March 31, 2013 was 1) $4,200 to Chase in the U.S., of which $2,800 is long term debt, and 2) $7,294 (£4,800) to JP Morgan Chase in the U.K., of which $4,863 (£3,200) is long term debt. The loan principal balances at March 31, 2013 declined $350 in the U.S. and £400 in the UK from the end of 2012.  The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $7,733 at March 31, 2013.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the identifiable intangible assets. UTMD’s total debt ratio (total liabilities/ total assets) as of March 31, 2013 was 34%, the same as on December 31, 2012.  UTMD’s total debt ratio on March 31, 2012 was 44%.

l)       Management's Outlook.
As outlined in its December 31, 2012 10-K report, UTMD’s plan for 2013 is to
1)  continue to exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;
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

Management believes it remains on track after 1Q 2013 to accomplish its previously stated objectives for 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7803, .7585 and .7501 EUR per USD as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.  Exchange rates were .6581, .6150 and .6256 GBP per USD as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively.  Exchange rates were .9606, .9621 and .9646 AUD per USD on March 31, 2013, December 31, 2012 and March 31, 2012, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable and by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation for which the Company believes the outcome may be material to its financial results.

Item 1A.          Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

The loss of one or more key employees could negatively affect UTMD performance:
In a small company with limited resources, the distraction or loss of key personnel at any point in time may be disruptive to performance.  The Company’s benefits programs, including the stock option plan, the continuation of which requires shareholder approval in May 2013, are key to recruiting and retaining talented employees.  The rapid increase in UTMD’s employee healthcare plan costs, as another example, may cause the Company to have to reduce coverages which in turn represents a risk to retaining key employees.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 1Q 2013.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/7/13	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 5/7/13	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer