Form 10-Q
period 2013-06-30
UTAH MEDICAL PRODUCTS INC
filed 2013-08-08
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2013	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:   (801) 566-1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2013: 3,735,000

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	(unaudited)	(audited)
ASSETS	JUNE 30, 2013	DECEMBER 31, 2012

Current assets:
Cash	$11,385	$8,871
Investments, available-for-sale	51	42
Accounts & other receivables - net	5,673	4,341
Inventories	4,367	4,353
Other current assets	813	929
Total current assets	22,289	18,535

Property and equipment - net	8,155	8,428

Goodwill	14,953	15,488

Other intangible assets	38,731	41,242
Other intangible assets - accumulated amortization	(7,699)	(6,758)
Other intangible assets - net	31,031	34,484

TOTAL	$76,429	$76,935

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$942	$1,000
Accrued expenses	3,831	2,821
Current portion of notes payable	3,834	4,001
Total current liabilities	8,607	7,823

Notes payable	6,709	9,003

Deferred tax liability - intangible assets	7,583	7,889
Other long term liabilities	-	363
Deferred income taxes	889	884
Total liabilities	23,788	25,963

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - June 30, 2013, 3,728 shares and December 31, 2012, 3,703 shares	37	37
Accumulated other comprehensive loss	(3,343)	(851)
Additional paid-in capital	2,885	2,268
Retained earnings	53,062	49,519
Total stockholders' equity	52,641	50,972

TOTAL	$76,429	$76,935

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Sales, net	$10,002	$10,025	$20,376	$21,230

Cost of goods sold	3,954	3,954	8,047	8,421

Gross profit	6,048	6,071	12,329	12,809

Operating expense

Selling, general and administrative	2,213	2,372	4,482	4,850
Research & development	120	147	243	293

Total	2,333	2,519	4,725	5,143

Operating income	3,715	3,552	7,605	7,667

Other income (expense)	(89)	(122)	(191)	(300)

Income before provision for income taxes	3,627	3,430	7,414	7,367

Provision for income taxes	994	1,029	2,046	2,177

Net income	$2,632	$2,401	$5,368	$5,190

Earnings per common share (basic)	$0.71	$0.65	$1.44	$1.42

Earnings per common share (diluted)	$0.70	$0.65	$1.43	$1.41

Shares outstanding - basic	3,725	3,678	3,718	3,663

Shares outstanding - diluted	3,770	3,711	3,764	3,694
Other comprehensive income:
Foreign currency translation net of taxes of $0 in all periods	$19	$(949)	$(2,497)	$244
Unrealized gain (loss) on investments net of taxes of $2, $(3), $4 and $3	2	(5)	5	4
Total comprehensive income	$2,654	$1,447	$2,876	$5,438

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012
(in thousands - unaudited)
	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,368	$5,190
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	308	334
Amortization	1,273	1,305
(Gain) loss on investments	-	-
Provision for (recovery of) losses on accounts receivable	(1)	8
(Gain)/Loss on disposal of assets	(1)	-
Deferred income taxes	(357)	(428)
Stock-based compensation expense	14	38
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,350)	(275)
Accrued interest and other receivables	(128)	(89)
Inventories	8	183
Prepaid expenses and other current assets	145	62
Accounts payable	(17)	429
Accrued expenses	169	(170)
Deferred revenue	(50)	(50)
Other liability	(339)	-
Total adjustments	(326)	1,347
Net cash provided by operating activities	5,042	6,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(111)	(133)
Intangible assets	(5)	(1)
Purchases of investments	-	-
Proceeds from sale of investments	-	-
Net cash (used in) provided by investing activities	(116)	(134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	490	978
Common stock purchased and retired	-	-
Payment of taxes for exchange of stock options	(90)	-
Tax benefit attributable to exercise of stock options	199	99
Repayment of notes payable	(1,935)	(5,221)
Payment of dividends	(911)	(878)
Net cash provided by (used in) financing activities	(2,246)	(5,021)

Effect of exchange rate changes on cash	(164)	(3)

NET INCREASE IN CASH	2,514	1,378

CASH AT BEGINNING OF PERIOD	8,871	6,534

CASH AT END OF PERIOD	$11,385	$7,913

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,634	$2,021
Cash paid during the period for interest	235	360

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

(2)       Inventories at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012

Finished goods	$1,487	$1,630
Work-in-process	1,031	938
Raw materials	1,849	1,785
Total	$4,367	$4,353

(3)      Stock-Based Compensation. The Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2013 and 2012, the Company recognized $7 and $18, respectively, in stock-based compensation cost.  In the six months ended June 30, 2013 and 2012, the Company recognized $14 and $38, respectively, in stock-based compensation cost.

(4)     Notes payable.  In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase of Femcare Group Ltd (Femcare) of the United Kingdom, and its subsidiaries. The terms and conditions of the loan require UTMD to a) repay the loan principal in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of UTMD’s funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain UTMD’s Interest Coverage Ratio at 1.15 to 1.00 or better, f) maintain UTMD’s Tangible Net Worth (TNW) above a minimum threshold 20% below TNW at closing on March 18, and g) maintain UTMD’s Leverage Ratio at 2.75 to 1.00 or less. UTMD is in compliance with all of the loan covenants at June 30, 2013. Based on UTMD’s financial position, the bank’s margin was 2.00% at June 30, 2013. The principal balance on this note at June 30, 2013 was $3,850.

In March 2011, the Company also obtained a $12,934 loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the UK loan are the same as those listed above for the $14,000 U.S. loan.  The principal balance on this note at June 30, 2013 was $6,693.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2012 or June 30, 2013.

(6)  Investments.  As of June 30, 2013, the Company’s investments are in Citigroup (C).  Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	2Q 2013	2Q 2012

Balance, beginning of period	$3	$(183)
Realized loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	4	(8)
Deferred income taxes on unrealized holding (gain) loss	(2)	3
Balance, end of period	$5	$(188)

(7)  Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of June 30, 2013:

		Fair Value Measurements Using
Description	Total Fair Value at 6/30/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )

Equities	$51	$51	$0	$0

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

Analysis of Results of Operations

a)     Overview

  In the second calendar quarter (2Q) and first half (1H) of 2013, gross profit margins were consistent with the same periods in the prior year while operating income, income before taxes and net income margins all improved, as follows:

	2Q 2013	2Q 2012	1H 2013	1H 2012

Gross Profit Margin (gross profit/ sales):	60.5%	60.6%	60.5%	60.3%
Operating Income Margin (operating profit/ sales):	37.1%	35.4%	37.3%	36.1%
EBT Margin (profit before income taxes/ sales):	36.3%	34.2%	36.4%	34.7%
Net Income Margin (profit after taxes/ sales):	26.3%	24.0%	26.3%	24.4%

UTMD’s operating income margin (OPM) improved despite the new Medical Device Excise Tax (MDET), imposed as a component of the Patient Protection and Affordable Care Act (Obamacare).  The MDET, levied as 2.3% of domestic sales of medical devices, is included in sales and marketing expenses.

In 2Q 2013, revenues and gross profits were consistent with those in 2Q 2012, while in 1H 2013, they were lower as a result of the previously reported distributor overstocking in 1Q 2012.  Nevertheless, UTMD was able to improve its income before tax, net income and earnings per share in both 2Q 2013 and 1H 2013 periods compared to the same periods in 2012, as follows:

	2Q 2013	2Q 2012	change	1H 2013	1H 2012	change
Net Sales	$10,002	$10,025	(0.2%)	$20,376	$21,230	(4.0%)
Gross Profit	6,048	6,071	(0.4%)	12,329	12,809	(3.7%)
Operating Income	3,715	3,552	4.6%	7,605	7,667	(0.8%)
Income Before Tax	3,627	3,430	5.7%	7,414	7,367	0.6%
Net Income	2,632	2,401	9.6%	5,368	5,190	3.4%
Earnings per Diluted Share	.698	.647	7.9%	1.426	1.405	1.5%

Operating expenses were $2,333 (23.3% of sales) in 2Q 2013 compared to $2,519 (25.1% of sales) in 2Q 2012, and $4,725 (23.2% of sales) in 1H 2013 compared to $5,143 (24.2% of sales) in 1H 2012. Average quarterly operating expenses were $2,528 (24.3% of sales) in the full year of 2012.

Income before taxes (EBT) was $3,627 (36.3% of sales) in 2Q 2013 compared to $3,430 (34.2% of sales) in 2Q 2012, and was $7,414 (36.4% of sales) in 1H 2013 compared to $7,367 (34.7% of sales) in 1H 2012.  Average quarterly EBT was $3,634 (35.0% of sales) in the full year of 2012.  In addition to the improvement in OPM, 2Q and 1H 2013 EBT benefited from lower interest expense on lower loan principal balances.

Net Income (NP) was $2,632 (26.3% of sales) in 2Q 2013 compared to $2,401 (24.0% of sales) in 2Q 2012, and $5,368 (26.3% of sales) in 1H 2013 compared to $5,190 (24.4% of sales) in 1H 2012. Average quarterly NP was $2,542 (24.5% of sales) in the full year of 2012. The improvement in UTMD’s Net Income margin was leveraged by a lower consolidated income tax provision.  The income tax provision rate was 27.4% in 2Q 2013 compared to 30.0% in 2Q 2012, and 27.6% in 1H 2013 compared to 29.6% in 1H 2012.

Earnings per share (EPS) were $.698 in 2Q 2013 compared to $.647 in 2Q 2012, and $1.426 in 1H 2013 compared to $1.405 in 1H 2012. Earnings per share averaged $.685 per quarter for the full year of 2012.  Diluted shares used to calculate EPS increased to 3,769,600 in 2Q 2013 from 3,710,800 in 2Q 2012, and to 3,763,800 in 1H 2013 from 3,693,600 in 1H 2012.  The increases were due to the exercise of employee options and the higher dilution factor applied to unexercised options as a result of a much higher average market price of UTMD stock. The number of shares added as a dilution factor in 2Q 2013 was 44,500 compared to 32,800 in 2Q 2012, and 45,600 in 1H 2013 compared to 30,100 in 1H 2012.

The changes in UTMD’s Balance Sheet at June 30, 2013 from December 31, 2012 resulted primarily from continued excellent cash generation from operations, reduction in debt, a stronger U.S. Dollar (USD) which resulted in lower USD value of foreign subsidiary assets, and the early payment of the 4Q 2012 cash dividend to shareholders in December 2012 instead of January 2013, in contrast to other quarters in which the dividend is paid early in the following quarter.

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

Total consolidated 2Q 2013 sales were $23 (0%) lower, and 1H 2013 sales were $854 (4%) lower than in the same periods of 2012.  The global consolidated sales comparisons of 2Q 2013 to 2Q 2012, and 1H 2013 to 1H 2012, were negatively affected by the currency exchange impact of a stronger U.S. Dollar (USD or $) relative to the British Pound (GBP) and the Australian Dollar (AUD). The GBP was about 3% weaker in the 2Q and about 2% weaker for the 1H.  The AUD was about 1% weaker in the 2Q and about 2% weaker for the 1H.  In contrast, the Euro was about 2% stronger in the 2Q and about the same for the 1H.  If currency exchange rates in 2013 had been the same as in 2012, consolidated sales would have been about $44 higher in 2Q 2013, and about $103 higher in 1H 2013.

U.S. domestic sales were $100 (2%) higher in 2Q 2013 than in 2Q 2012, and $518 (5%) lower in 1H 2013 than in 1H 2012.  Sales of Femcare’s Filshie Clip System devices to Cooper Surgical Inc. for distribution in the U.S. were 97% higher in 2Q 2013 compared to 2Q 2012, and 6% lower in 1H 2013 compared to 1H 2012. Filshie Clip System sales to Cooper were 22% of total domestic sales in 2Q 2013 compared to 11% in 2Q 2012.  Filshie Clip System sales to Cooper were 22% of total domestic sales in both 1H 2013 and 1H 2012.

International sales were $123 (2%) lower in 2Q 2013 than in 2Q 2012, and were $336 (3%) lower in 1H 2013 than in 1H 2012.  About 36% of the 2Q decline and 31% of the 1H decline was due to currency exchange. In USD terms, international sales were 51% of total consolidated 2Q 2013 sales compared to 53% in 2Q 2012, and 52% of total consolidated sales in 1H 2013 compared to 51% in 1H 2012.

UTMD’s Ireland subsidiary’s 2Q 2013 trade shipments (excludes intercompany sales), which are all in the “international sales” category, were $219 (26%) higher - 22% higher in EURO terms - compared to 2Q 2012, and in 1H 2013 were $288 (15%) higher - 14% higher in EURO terms - compared to 1H 2012.

UTMD’s Femcare UK subsidiary’s 2Q 2013 trade shipments (excludes intercompany sales), some of which are included in the “domestic sales” category, i.e. sales of the Filshie Clip System to COO, and the rest of which are included in the “international sales” category, were $159 (5%) higher - 8% higher in Great Britain Pounds (GBP) terms - compared to 2Q 2012, and in 1H 2013 were $695 (10%) lower - 8% lower in GBP terms - compared to 1H 2012.

UTMD’s Femcare Australia subsidiary’s 2Q 2013 trade shipments, which are in the “international sales” category, $2 (0%) higher -  2% higher in Australia Dollar (AUD) terms - compared to 2Q 2012, and for 1H 2013 were $131 (8%) lower - 6% lower in AUD terms - compared to 1H 2012.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of international sales:

Global revenues by product category:

	2Q 2013	2Q 2012	1H 2013	1H 2012

Obstetrics	$1,192	$1,259	$2,406	$2,542
Gynecology/ Electrosurgery/ Urology	5,762	5,411	11,638	12,066
Neonatal	1,319	1,647	2,861	3,248
Blood Pressure Monitoring and Accessories*	1,729	1,708	3,471	3,374
Total:	$10,002	$10,025	$20,376	$21,230

*includes molded components sold to OEM customers.

International revenues by product category:

	2Q 2013	2Q 2012	1H 2013	1H 2012

Obstetrics	$128	$127	$258	$293
Gynecology/ Electrosurgery/ Urology	3,623	3,813	7,331	7,737
Neonatal	277	317	659	587
Blood Pressure Monitoring and Accessories*	1,113	1,008	2,255	2,222
Total:	$5,141	$5,265	$10,503	$10,839

*includes molded components sold to OEM customers.

c)     Gross Profit

Gross profits (GP) result from subtracting the cost of manufacturing products (direct materials, direct labor and manufacturing overhead), or the purchase price of finished products which are resold, from revenues. UTMD’s gross profit margin (GPM) is gross profit as a percentage of revenues.  In 2Q 2013, GP were $6,048 (60.5% GPM) compared to $6,071 (60.6% GPM) in 2Q 2012. In 1H 2013, GP were $12,329 (60.5% GPM) compared to $12,809 (60.3% GPM) in 1H 2012. The small changes in GPM in the various periods were due essentially to product mix differences.

d)    Operating Income

Operating income is the profit remaining after subtracting operating expenses from GP.  UTMD’s operating profit margin (OPM) is its operating income divided by revenues.  Operating income in 2Q 2013 was $3,715 (37.1% OPM) compared to $3,552 (35.4% OPM) in 2Q 2012.  In 1H 2013, operating income was $7,605 (37.3% OPM) compared to $7,667 (36.1% OPM) in 1H 2012.  A higher OPM with lower sales represents strong operational performance.

Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Consolidated operating expenses were $186 lower in 2Q 2013 and $418 lower in 1H 2013 compared to the same periods of 2012, despite $71 added to 2Q 2013, and $146 to 1H 2013, operating expenses for the Obamacare MDET that weren’t part of 2012 operating expenses. A stronger USD helped reduce operating expenses when consolidating the operating expenses of foreign subsidiaries into USD terms.

Consolidated S&M expenses in 2Q 2013 were $677 (6.8% of sales) compared to $703 (7.0% of sales) in 2Q 2012, and were $1,346 (6.6% of sales) in 1H 2013 compared to $1,354 (6.4% of sales) in 1H 2012. 2Q and 1H 2013 S&M expenses included the MDET.  (In financial projections for 2013 included in UTMD’s 2012 SEC Form 10-K, management included the MDET in non-operating expenses. The change in classification from non-operating to operating expenses, more specifically S&M expenses, was the result of a recommendation by UTMD’s independent accounting firm.)  S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s products since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have third party group purchasing organization agreements in the U.S. and UK under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

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

R&D expenses in 2Q 2013 were $120 (1.2% of sales) compared to $147 (1.5% of sales) in 2Q 2012, and were $243 (1.2% of sales) in 1H 2013 compared to $293 (1.4% of sales) in 1H 2012.  The differences were due to normal period to period fluctuations in project costs.

Consolidated G&A expenses in 2Q 2013 were $1,536 (15.4% of sales) compared to $1,670 (16.7% of sales) in 2Q 2012, and were $3,136 (15.4% of sales) in 1H 2013 compared to $3,496 (16.5% of sales) in 1H 2012. The G&A expenses included $621 (6.2% of sales) in 2Q 2013 and $1,246 (6.1% of sales) in 1H 2013 of non-cash expense from the amortization of identifiable intangible assets (IIA) resulting from the Femcare acquisition, which were $639 (6.4% of sales) in 2Q 2012 and $1,274 (6.0% of sales) in 1H 2012. The differences were due to currency exchange, as the amortization of IIA of the Femcare acquisition is in constant GBP. In addition to the reduction in foreign operating expense due to a stronger USD, lower G&A expenses were primarily the result of 1) lower litigation expense in the U.S.; 2) lower UK expense from lower leases and rents compared to the prior year, and a foreign currency exchange gain on UK accounts receivable; and 3) lower variable expenses in Australia related to lower sales activity, lower fees negotiated in a service agreement and a reclassification of Australia freight expense included in G&A in 2012 to S&M expense in 2013.

 In addition to litigation costs, G&A expenses include the cost of outside financial auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $7 in 2Q 2013 compared to $18 in 2Q 2012, and $14 in 1H 2013 compared to $38 in 1H 2012.

Operating expense summary:

	2Q 2013	2Q 2012	1H 2013	1H 2012

S&M Expense	$677	$702	$1,346	$1,354
R&D Expense	120	147	243	293
G&A Expense	1,536	1,670	3,136	3,496
Total Operating Expenses:	$2,333	$2,519	$4,725	$5,143

e)     Non-operating income/ expense

Non-operating income (NOI) includes income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology.  Non-operating expense (NOE) includes loan interest and bank fees.  UTMD’s reported NOE is the net of its NOE and NOI. The net is a NOE because the amount of interest that UTMD has been paying on bank loans since the 2011 Femcare acquisition exceeds the sum of all of its NOI. (Net) NOE in 2Q 2013 was $89 compared to $122 in 2Q 2012, and was $191 in 1H 2013 compared to $300 in 1H 2012. The decreases were primarily due to lower interest expense on bank loans.  In the absence of adding debt to help fund additional acquisitions that improve shareholder value, NOE will continue to decline as UTMD repays its current bank loans.

f)     Income Before Income Taxes

Income before taxes (EBT) results from subtracting NOE from operating income.  EBT Margin (EBTM) is EBT divided by revenues.  2Q 2013 consolidated EBT was $3,627 (36.3% EBTM) compared to $3,430 (34.2% EBTM) in 2Q 2012. 1H 2013 consolidated EBT was $7,414 (36.4% EBTM) compared to $7,367 (34.7% EBTM) in 1H 2012. The EBT of UTMD Ltd. (Ireland) was €225 (27.0% EBTM) in 2Q 2013 compared to €157 (23.1% EBTM) in 2Q 2012, and was €452 (25.6% EBTM) in 1H 2013 compared to €279 (18.2% EBTM) in 1H 2012. The EBT of Femcare (Femcare-Nikomed, Ltd., UK and Femcare Australia) was £1,028 (39.5% EBTM) in 2Q 2013 compared to £722 (30.0% EBTM) in 2Q 2012, and was £2,058 (39.2% EBTM) in 1H 2013 compared to £1,999 (35.3% EBTM) in 1H 2012.

Excluding the noncash effects of depreciation, amortization of intangible assets, write-off of impaired assets and stock option expense, 2Q 2013 and 1H 2013 consolidated EBT plus interest expense were $4,535 and $9,245, respectively.  Excluding the noncash effects of depreciation, amortization of intangible assets, write-off of impaired assets and stock option expense, the last twelve months’ consolidated EBT plus interest expense were $18,544.

g)     Net Income

Net Income results from subtracting UTMD’s accrued income tax provision from EBT.  Net income divided by revenues is UTMD’s net income margin (NPM). Consolidated net income was $2,632 (26.3% NPM) in 2Q 2013 compared to $2,401 (24.0% of sales) in 2Q 2012, and was $5,368 (26.3% NPM) in 1H 2013 compared to $5,190 (24.4% of sales) in 1H 2012.  The improvement in 2013 NPMs compared to 2012 was due to the improvement in OPM and EBTM described above, plus a greater portion of total EBT achieved in Ireland, the lowest taxed sovereignty, and a lower corporate income tax rate in the UK.  The consolidated income tax provision rate was 27.4% in 2Q 2013 compared to 30.0% in 2Q 2012, and 27.6% in 1H 2013 compared to 29.6% in 1H 2012.

h)     Earnings Per Share

Earnings per share (EPS) are Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Diluted EPS were $0.698 in 2Q 2013 compared to $0.647 in 2Q 2012, and $1.426 in 1H 2013 compared to $1.405 in 1H 2012.  EPS for the most recent twelve months were $2.76.

2Q 2013 EPS increased 5.1 cents (8%) compared to 2Q 2012 as a result of improved profit margins and lower corporate income tax rate in the UK. For 1H 2013, EPS increased 2.1 cents (1%) compared to 1H 2012.

2Q 2013 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,769,600 compared to 3,710,800 shares in 2Q 2012, and 3,763,800 in 1H 2013 compared to 3,693,600 in 1H 2012.  Employees exercised options for 6,400 shares in 2Q 2013 and for 38,440 shares in 1H 2013.  Options outstanding at June 30, 2013 were 109,400 shares at an average exercise price of $27.01 per share, including shares awarded but not vested. This compares to 183,500 unexercised option shares outstanding at June 30, 2012.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 44,500 shares to actual weighted average shares outstanding in 2Q 2013 compared to 32,800 in 2Q 2012, and 45,600 shares to the 1H 2013 calculation compared to 30,100 in 1H 2012.  Actual outstanding common shares as of the end of 2Q 2013 were 3,728,300 compared to 3,684,600 at the end of 2Q 2012.  The Company did not repurchase any of its shares in the open market in 1H 2013 or in 1H 2012. Notwithstanding, UTMD retains its program for repurchasing shares when they seem undervalued.

i)     Return on Equity

Return on equity (ROE) is the portion of net income retained by UTMD to internally finance its growth, divided by the average accumulated stockholder equity for the applicable time period.  Annualized ROE (after payment of dividends) in 1H 2013 was 14% compared to 16% in 1H 2012.  ROE prior to payment of dividends was 21% in 1H 2013 and 24% in 1H 2012. Even though net income was up 8% in 1H 2013, the lower ROE is due primarily to average total assets remaining about the same while debt declined by 38%.  Even after payment of cash dividends (which reduce stockholders’ equity), stockholders’ equity as of June 30, 2013 is 16% higher than at June 30, 2012.

Liquidity and Capital Resources

j)     Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $5,042 in 1H 2013 compared to $6,537 in 1H 2012.  The most significant differences in the two periods were use of cash of $1,074 from a larger increase in accounts receivable and $446 from a small decrease in accounts payable in 1H 2013 compared to a large increase in 1H 2012.

The Company’s use of cash to pay down its bank loan principal balances was the most significant use of cash in either period. UTMD repaid $1,935 on its notes during 1H 2013, compared to $5,221 during 1H 2012.  All of UTMD’s notes are scheduled to be repaid by April 2016. UTMD made cash dividend payments of $911 in 1H 2013 compared to $878 in 1H 2012.

Capital expenditures for property and equipment (PP&E) were $111 in 1H 2013 compared to $133 in 1H 2012.  In contrast, depreciation of PP&E was $308 in 1H 2013 and $334 in 1H 2012.  Planned capital expenditures during 2013 are expected to be less than depreciation of PP&E.

In 1H 2013, UTMD received $490 and issued 25,205 shares of its stock upon the exercise of employee stock options, net of 13,235 shares retired upon employees trading those shares in payment of the stock option exercise price and related taxes.  Option exercises in 1H 2013 were at an average price of $26.98 per share.  In comparison, in 1H 2012, the Company received $978 from issuing 44,588 shares of stock on the exercise of employee and director stock options, net of 3,169 shares retired upon employees trading those shares in payment of the stock option exercise price.

Management believes that income from operations and effective management of working capital will provide the liquidity needed to finance its internal growth plans.  In addition, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for dividends and continued share repurchases when the price of the stock is undervalued; and if available for a reasonable price, an acquisition that might strategically fit UTMD’s business and be accretive to performance.

k)     Assets and Liabilities

June 30, 2013 total assets decreased $507 (less than 1%) from December 31, 2012, essentially due to a strengthening of the USD compared to the GBP and EURO. UTMD’s Ireland subsidiary assets were translated into USD at a rate 1.3% lower than the EURO to USD conversion rate at the end 2012.   UTMD’s Femcare UK subsidiary assets were translated into USD at a rate 6.9% lower than the GBP to USD conversion rate at the end of 2012.  Femcare’s June 30, 2013 intangible assets were $2,664 lower than they would have been at the December 31, 2012 GBP/USD exchange rate.  Cash increased $2,514 during 1H 2013. Accounts and other receivables increased $1,332. Inventories increased $14 and other current assets decreased $116 during 1H 2013.  Inventory and receivables balances were within management’s productivity targets.

Working capital (current assets minus current liabilities) was $13,682 at June 30, 2013, compared to $10,712 at December 31, 2012.  Current liabilities increased $784, including a $1,010 increase in accrued expenses.  The accrued expenses increase was due to the 2Q 2013 quarterly dividend payment to shareholders of $913 accrued but not paid until after June 30, whereas the 4Q 2012 dividend payment was paid before the end of December 2012.  UTMD believes that its working capital remains sufficient to meet normal operating needs, debt service requirements and cash dividend payments to shareholders.

Intangible assets (Goodwill plus Other intangible assets) decreased $3,988.  As noted above, the decrease was due to a stronger USD relative to GBP at June 30, 2013 compared to December 31, 2012 and the amortization of identifiable intangible assets of $1,246 in 1H 2013.  At June 30, 2013, net intangible assets including goodwill were 60% of total assets compared to 65% at year-end 2012.

Net property and equipment decreased $273 in 1H 2013.  Depreciation of $308 exceeded capital expenditures of $111.

UTMD’s principal balance of bank debt at June 30, 2013 was 1) $3,850 to JP Morgan Chase in the U.S., of which $2,450 is long term debt, and 2) $6,693 (£4,400) to JP Morgan Chase in the U.K., of which $4,259 (£2,800) is long term debt. The loan principal balances at June 30, 2013 declined $700 in the U.S. and £800 in the UK from the end of 2012.  The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $7,583 at June 30, 2013.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the identifiable intangible assets. UTMD’s total debt ratio (total liabilities/ total assets) as of June 30, 2013 was 31%, compared to 34% on December 31, 2012.  UTMD’s total debt ratio on June 30, 2012 was 41%.

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

Management believes it remains on track after 1H 2013 to accomplish its previously stated objectives for 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7686, .7585 and .7892 EUR per USD as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively.  Exchange rates were .6574, .6150 and .6376 GBP per USD as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively.  Exchange rates were 1.0913, .9621 and .9769 AUD per USD on June 30, 2013, December 31, 2012 and June 30, 2012, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable and by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The loss of one or more key employees could negatively affect UTMD performance:
In a small company with limited resources, the distraction or loss of key personnel at any point in time may be disruptive to performance.  The Company’s benefits programs, including the stock option plan approved by shareholders in May 2013, are key to recruiting and retaining talented employees.  The rapid increase in UTMD’s employee healthcare plan costs, as another example, may cause the Company to have to reduce coverages which in turn represents a risk to retaining key employees.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 2Q 2013.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/8/13	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/8/13	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer