Form 10-Q
period 2013-09-30
UTAH MEDICAL PRODUCTS INC
filed 2013-11-06
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2013	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
 Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:      (801) 566-1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 5, 2013: 3,739,800.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	(unaudited)	(audited)
ASSETS	SEPTEMBER 30, 2013	DECEMBER 31, 2012

Current assets:
Cash	$13,870	$8,871
Investments, available-for-sale	52	42
Accounts & other receivables - net	4,963	4,341
Inventories	4,660	4,353
Other current assets	986	929
Total current assets	24,531	18,535

Property and equipment - net	8,279	8,428

Goodwill	15,448	15,488

Other intangible assets	41,059	41,242
Other intangible assets - accumulated amortization	(8,719)	(6,758)
Other intangible assets - net	32,341	34,484

TOTAL	$80,599	$76,935

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,211	$1,000
Accrued expenses	4,029	2,821
Current portion of notes payable	3,989	4,001
Total current liabilities	9,229	7,823

Notes payable	5,983	9,003

Deferred tax liability - intangible assets	7,432	7,889
Other long term liabilities	-	363
Deferred income taxes	878	884
Total liabilities	23,523	25,963

Stockholders' equity:

Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - September 30, 2013, 3,738 shares and December 31, 2012, 3,703 shares	37	37
Accumulated other comprehensive loss	(769)	(851)
Additional paid-in capital	3,090	2,268
Retained earnings	54,717	49,519
Total stockholders' equity	57,076	50,972

TOTAL	$80,599	$76,935

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012
(in thousands, except per share amounts - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2013	2012	2013	2012
Sales, net	$10,032	$10,489	$30,408	$31,719

Cost of goods sold	4,083	4,012	12,130	12,433

Gross profit	5,949	6,477	18,279	19,286

Operating expense

Selling, general and administrative	2,159	2,376	6,641	7,226
Research & development	126	140	368	433

Total	2,285	2,517	7,009	7,660

Operating income	3,665	3,960	11,269	11,627

Other income (expense)	(88)	(111)	(279)	(411)

Income before provision for income taxes	3,577	3,849	10,991	11,215

Provision for income taxes	1,006	1,128	3,052	3,305

Net income	$2,571	$2,721	$7,938	$7,910

Earnings per common share (basic)	$0.69	$0.74	$2.13	$2.15

Earnings per common share (diluted)	$0.68	$0.73	$2.11	$2.13

Shares outstanding - basic	3,735	3,689	3,724	3,672

Shares outstanding - diluted	3,781	3,726	3,771	3,706
Other comprehensive income:
Foreign currency translation net of taxes of $0 in all periods	$2,573	$1,099	$76	$1,343
Unrealized gain on investments net of taxes of $0, $4, $4 and $6	0	6	6	10
Total comprehensive income	$5,145	$3,825	$8,020	$9,263

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012
(in thousands - unaudited)

	SEPTEMBER 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,938	$7,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	459	494
Amortization	1,913	1,957
(Gain) loss on investments	-	(0)
Provision for (recovery of) losses on accounts receivable	5	10
Deferred income taxes	(567)	(613)
(Gain) loss on disposal of assets	6	-
Stock-based compensation expense	21	54
Changes in operating assets and liabilities:
Accounts receivable - trade	(489)	(140)
Accrued interest and other receivables	(170)	(111)
Inventories	(205)	336
Prepaid expenses and other current assets	19	(88)
Accounts payable	226	232
Accrued expenses	315	531
Deferred revenue	(75)	(75)
Other liability	(339)	-
Total adjustments	1,120	2,588
Net cash provided by operating activities	9,058	10,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(222)	(195)
Intangible assets	(5)	(1)
Purchases of investments	-	-
Proceeds from the sale of investments	-	-
Net cash (used in) provided by investing activities	(227)	(197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	647	1,185
Common stock purchased and retired	-	-
Payment of taxes for exchange of stock options	(90)	-
Tax benefit attributable to exercise of stock options	241	99
Repayments of notes payable	(2,909)	(7,174)
Payment of dividends	(1,824)	(1,762)
Net cash (used in) provided by financing activities	(3,935)	(7,652)

Effect of exchange rate changes on cash	103	103

NET INCREASE IN CASH	4,999	2,754

CASH AT BEGINNING OF PERIOD	8,871	6,534

CASH AT END OF PERIOD	$13,870	$9,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,662	$2,621
Cash paid during the period for interest	341	516

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

(2)       Inventories at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
Finished goods	$1,474	$1,630
Work-in-process	932	938
Raw materials	2,254	1,785
Total	$4,660	$4,353

(3)      Stock-Based Compensation.  At September 30, 2013, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2013 and 2012, the Company recognized $7 and $16, respectively, in stock-based compensation cost.  In the nine months ended September 30, 2013 and 2012, the Company recognized $21 and $54, respectively, in stock-based compensation cost.

(4)       Notes payable.  In March, 2011, UTMD obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase price of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.05 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below UTMD’s TNW at closing on March 18, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less.  UTMD is in compliance with all of the loan financial covenants at September 30, 2013.  Based on UTMD’s financial position, the bank’s margin was 2.00% at September 30, 2013.  The principal balance on this note at September 30, 2013 was $3,500.

In March 2011, the Company also obtained a $12,934 loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the loan are the same as those listed above for the $14,000 U.S. loan.  The principal balance on this note at September 30, 2013 was $6,472.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at December 31, 2012 or September 30, 2013.

(6)      Investments.  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	3Q 2013	3Q 2012
Balance, beginning of period	$5	$(188)
Realized loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	1	8
Deferred income taxes on unrealized holding (gain) loss	-	(3)
Balance, end of period	$6	$(183)

(7)      Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurements and Disclosures to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of September 30, 2013:

		Fair Value Measurements Using
Description	Total Fair Value at 9/30/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Common stock	$52	$52	$0	$0

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

Analysis of Results of Operations

a)     Overview

In the third calendar quarter (3Q) and first nine months (9M) of 2013, Utah Medical Products, Inc.’s (Nasdaq: UTMD) income statement results compared to the same time periods in the prior calendar year were as follows:

	3Q 2013	3Q 2012	Change	9M 2013	9M 2012	Change
Net Sales	$10,032	$10,489	(4.4%)	$30,408	$31,719	(4.1%)
Gross Profit	5,949	6,477	(8.1%)	18,279	19,286	(5.2%)
Operating Income	3,665	3,960	(7.4%)	11,269	11,627	(3.1%)
Income Before Tax	3,577	3,849	(7.1%)	10,991	11,215	(2.0%)
Net Income	2,571	2,721	(5.5%)	7,938	7,910	0.4%
Earnings per Share	.680	.730	(6.9%)	2.105	2.134	(1.4%)

UTMD achieved the following profit margins in 3Q 2013 and 9M 2013 compared to 3Q 2012 and 9M 2012:

	3Q 2013 (Jul – Sep)	3Q 2012 (Jul – Sep)	9M 2013 (Jan – Sep)	9M 2012 (Jan – Sep)
Gross Profit Margin (gross profits/ sales):	59.3%	61.7%	60.1%	60.8%
Operating Income Margin (operating profits/ sales):	36.5%	37.8%	37.1%	36.7%
Earnings Before Tax Margin (profit before taxes/ sales):	35.7%	36.7%	36.1%	35.4%
Net Profit Margin (profit after taxes/ sales):	25.6%	25.9%	26.1%	24.9%

The 3Q 2013 decline in sales compared to 3Q 2012 was due to quarter-to-quarter fluctuation in sales to UTMD’s largest distributor and a stronger U.S. Dollar (USD) compared to the Australian Dollar (AUD) and the British Pound (GBP).  Excluding sales to Cooper Surgical Inc. (Cooper), UTMD’s distributor of the Filshie Clip System in the U.S., and using the same foreign currency exchange rates for the AUD and GBP as in 3Q 2012, 3Q 2013 consolidated sales were 2.4% higher.

UTMD’s 3Q 2013 Gross Profit Margin (GPM) was lower than in 3Q 2012 due to a less favorable product mix, and a substantial decline in the value of the AUD relative to the USD.

UTMD’s operating income margin (OPM) improved in 9M 2013 despite the new Medical Device Excise Tax (MDET), imposed as a component of the Patient Protection and Affordable Care Act (Obamacare).  The MDET, levied as 2.3% of domestic sales of medical devices, is included in sales and marketing expenses.  Operating expenses were $2,285 (22.8% of sales) in 3Q 2013 compared to $2,517 (24.0% of sales) in 3Q 2012, and $7,009 (23.1% of sales) in 9M 2013 compared to $7,660 (24.2% of sales) in 9M 2012.

Income before taxes (EBT) was $3,577 (35.7% of sales) in 3Q 2013 compared to $3,849 (36.7% of sales) in 3Q 2012, and $10,991 (36.1% of sales) in 9M 2013 compared to $11,215 (35.4% of sales) in 9M 2012.  Third quarter and 9M 2013 EBT benefited from lower interest expense on lower loan principal balances.

Net Income (NP) was $2,571 (25.6% of sales) in 3Q 2013 compared to $2,721 (25.9% of sales) in 3Q 2012, and $7,938 (26.1% of sales) in 9M 2013 compared to $7,910 (24.9% of sales) in 9M 2012.  UTMD’s Net Income benefited by a lower consolidated income tax provision. The income tax provision rate was 28.1% in 3Q 2013 compared to 29.3% in 3Q 2012, and 27.8% in 9M 2013 compared to 29.5% in 9M 2012.

Earnings per share (EPS) were $.680 in 3Q 2013 compared to $.730 in 3Q 2012, and $2.105 in 9M 2013 compared to $2.134 in 9M 2012. Diluted shares used to calculate EPS increased to 3,781,400 in 3Q 2013 from 3,725,500 in 3Q 2012, and to 3,770,900 in 9M 2013 from 3,706,000 in 9M 2012.  The increases were due to the exercise of employee options and the higher dilution factor applied to unexercised options as a result of a much higher average market price of UTMD stock. The number of shares added as a dilution factor in 3Q 2013 was 46,300 compared to 36,500 in 3Q 2012, and 47,000 in 9M 2013 compared to 33,900 in 9M 2012.  Earnings per share for the most recent twelve months (TTM) were $2.71.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, TTM consolidated earnings before taxes plus interest expense were $18,189.

The changes in UTMD’s Balance Sheet at September 30, 2013 from December 31, 2012 resulted primarily from continued excellent profitability which increased shareholders’ equity after payment of dividends, cash generation from operations which substantially increased cash and investment balances, reduction in debt and reduction in net intangible assets as a result of amortization.

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

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK and Australia, UTMD generally accepts orders directly from and ships directly to end user clinical facilities, as well as third party med/surg distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 15% of UTMD’s U.S. end user sales go through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility. UTMD’s T&C of Sale are substantially the same in the U.S., Ireland, UK and Australia.

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

Total consolidated 3Q 2013 sales were $457 lower, and 9M 2013 sales were $1,311 lower than in the same periods of 2012.  Fluctuation in sales to UTMD’s two largest distributors and lower sales of neonatal devices in the U.S. were the primary reasons.  Sales to Cooper, UTMD’s distributor of the Filshie Clip System in the U.S., were $540 lower in 3Q 2013 and $673 lower in 9M 2013 compared to the same periods in 2012.  Sales of Blood Pressure Monitoring (BPM) kits to UTMD’s second largest distributor located in China were about the same in 3Q 2013 as in 3Q 2012, but were $401 lower in 9M 2013 compared to 9M 2012. Sales in the U.S. of neonatal devices were $194 lower in 3Q 2013 and $653 lower in 9M 2013 compared to the same periods in 2012.

Foreign currency exchange (FX) rates also contributed to lower sales in 2013 compared to the same periods in 2012.The GBP was about 2% weaker in both 3Q and 9M 2013.  The AUD was about 12% weaker in 3Q and 5% weaker in 9M 2013.  In contrast, the EURO was about 5% stronger in 3Q and about 2% stronger for 9M 2013.  If currency exchange rates in 2013 had been the same as in 2012, consolidated sales would have been about $93 higher in 3Q 2013, and about $200 higher in 9M 2013.

U.S. domestic sales were $585 (11%) lower in 3Q 2013 than in 3Q 2012, and $1,110 (7%) lower in 9M 2013 than in 9M 2012.  Sales of Femcare’s Filshie Clip System devices to Cooper are included in domestic sales. Sales to Cooper were 49% lower ($540) in 3Q 2013 than in 3Q 2012, and 20% lower ($673) in 9M 2013 than in 9M 2012. Sales to Cooper were 12% of total domestic sales in 3Q 2013 compared to 22% in 3Q 2012, and 19% of total domestic sales in 9M 2013 compared to 22% in 9M 2012.  Excluding sales to Cooper, U.S. domestic sales were 1% lower in 3Q 2013 than in 3Q 2012, and 4% lower in 9M 2013 than in 9M 2012.

Despite the negative impact of a stronger USD compared to the AUD and GBP, international sales were $128 (2%) higher in 3Q 2013 than in 3Q 2012.  In 9M 2013, international sales were $205 (1%) lower than in 9M 2012. The 9M decline was due to FX.  In USD terms, international sales were 55% of total consolidated 3Q 2013 sales and 53% of total consolidated 9M 2013 sales, compared to 51% of sales in both 3Q and 9M 2012.  UK subsidiary USD-denominated sales were 40% of total international sales in 3Q 2013 compared to 41% in 3Q 2012, and 41% in 9M 2013 compared to 44% in 9M 2012. Australia subsidiary USD-denominated sales were 15% of total international sales in both 3Q 2013 and 9M 2013 compared to 16% in both 3Q 2012 and 9M 2012.  Ireland subsidiary USD-denominated sales were 21% of total international sales in 3Q 2013 compared to 16% in 3Q 2012, and 21% in 9M 2013 compared to 17% in 9M 2012.

UTMD’s UK subsidiary’s 3Q 2013 and 9M 2013 trade shipments (excludes intercompany sales), some of which are included in the “domestic sales” category, i.e. sales of the Filshie Clip System to Cooper, were $534 (16%) lower - 15% lower in GBP terms - compared to 3Q 2012, and $1,230 (12%) lower - 10% lower in GBP terms - compared to 9M 2012.

UTMD’s Australia subsidiary’s 3Q 2013 and 9M 2013 trade shipments were $35 (4%) lower -  9% higher in AUD terms - compared to 3Q 2012, and $166 (7%) lower - 1% lower in AUD terms - compared to 9M 2012.

UTMD’s Ireland subsidiary’s 3Q 2013 and 9M 2013 trade shipments (excludes intercompany sales) were $315 (38%) higher - 31% higher in EURO terms - compared to 3Q 2012, and $602 (21%) higher - 19% higher in EURO terms - compared to 9M 2012.

The following table provides the actual sales dollar amounts by general product category for total sales and the subset of international sales:

Global revenues by product category:

	3Q 2013	3Q 2012	9M 2013	9M 2012
Obstetrics	$1,297	$1,368	$3,703	$3,910
Gynecology/ Electrosurgery/ Urology	5,470	5,902	17,108	17,968
Neonatal	1,578	1,595	4,439	4,844
Blood Pressure Monitoring and Accessories*	1,687	1,624	5,158	4,997
Total:	$10,032	$10,489	$30,408	$31,719
*includes molded components sold to OEM customers.

International revenues by product category:

	3Q 2013	3Q 2012	9M 2013	9M 2012
Obstetrics	$105	$144	$364	$437
Gynecology/ Electrosurgery/ Urology	3,806	3,791	11,134	11,523
Neonatal	502	326	1,162	913
Blood Pressure Monitoring and Accessories*	1,071	1,095	3,326	3,318
Total:	$5,484	$5,356	$15,986	$16,191
*includes molded components sold to OEM customers.

 c)     Gross Profit

Gross profit (GP) results from subtracting the cost of manufacturing products (direct materials, direct labor and manufacturing overhead), or the purchase price of finished products which are resold, from revenues. UTMD’s gross profit margin (GPM) is gross profit as a percentage of revenues.  In 3Q 2013, GP were $5,949 (59.3% GPM) compared to $6,477 (61.7% GPM) in 3Q 2012. The lower GPM was due primarily to two factors: 1) an unfavorable product mix, as BPM products, which sales were up, have significantly lower GPMs than the other product categories, which sales were down, and 2) a significantly weaker AUD compared to the USD.  As Femcare Australia PTY Ltd, UTMD’s Australia subsidiary, purchases its products from UTMD’s other subsidiaries in their respective currencies, UTMD’s Australia subsidiary’s 3Q 2013 GPM was down 3.9 percentage points compared to 3Q 2012. In 9M 2013, GP were $18,279 (60.1% GPM) compared to $19,286 (60.8% GPM) in 9M 2012. This reduced GPM is consistent with management’s expectation for 2013 described in the 2012 SEC Form 10-K.

d)     Operating Income

Operating income is the profit remaining after subtracting operating expenses from GP.  UTMD’s operating income margin (OIM) is its operating income divided by revenues. Operating income in 3Q 2013 was $3,665 (36.5% OIM) compared to $3,960 (37.8% OIM) in 3Q 2012.  In 9M 2013, operating income was $11,269 (37.1% OIM) compared to $11,627 (36.7% OIM) in 9M 2012.

Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Consolidated operating expenses were $232 lower in 3Q 2013 compared to 3Q 2012, and $650 lower in 9M 2013 compared to 9M 2012.  About 94% ($217) of the 3Q decline was in G&A expenses.  G&A expenses declined primarily as a result of 1) further consolidation of overhead resources in the UK and AUS, 2) lower litigation expenses, and 3) the weaker GBP and AUD. In contrast to the negative impact on sales, the currency exchange resulting from a stronger USD had a positive impact on consolidated operating expenses (in contrast to cost of goods sold) from UTMD’s UK and Australia subsidiaries.

Consolidated S&M expenses were $646 in both 3Q 2013 (6.4% of sales) and 3Q 2012 (6.2% of sales), and were $1,992 (6.5% of sales) in 9M 2013 compared to $1,999 (6.3% of sales) in 9M 2012. S&M expenses in 3Q 2013 included $75 for the Obamacare 2.3% MDET, and $220 in 9M 2013, that weren’t part of 2012 expenses.  (Note: In financial projections for 2013 included in UTMD’s 2012 SEC Form 10-K, management included the MDET in non-operating expenses. The change in classification from non-operating to operating expenses, more specifically S&M expenses, was the result of a recommendation by UTMD’s independent accounting firm.)  S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s products since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have third party group purchasing organization agreements in the U.S. and UK under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

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

R&D expenses in 3Q 2013 were $126 (1.3% of sales) compared to $140 (1.3% of sales) in 3Q 2012, and in 9M 2013 were $368 (1.2% of sales) compared to $433 (1.4% of sales) in 9M 2012.  The differences were due to normal period to period fluctuations in project costs.

Consolidated G&A expenses in 3Q 2013 were $1,513 (15.1% of sales) compared to $1,730 (16.5% of sales) in 3Q 2012, and in 9M 2013 were $4,650 (15.3% of sales) compared to $5,227 (16.5% of sales) in 9M 2012. G&A expenses included non-cash expense from the amortization of identifiable intangible assets (IIA) resulting from the Femcare acquisition in the amounts of $626 in 3Q 2013 and $1,872 in 9M 2013 (both 6.2% of sales).  This compares to $638 (6.1% of sales) in 3Q 2012 and $1,913 (6.0% of sales) in 9M 2012. The lower IIA amortization expense in 2013 was due to FX, as the amortization of IIA from the Femcare acquisition is in constant GBP. In addition to the reduction in UK and AUS operating expenses due to a stronger USD, lower G&A expenses were primarily the result of 1) lower litigation expense in the U.S.; 2) lower UK facility and equipment lease expense; 3) a foreign currency exchange gain on UK accounts receivable; and 4) lower service fees in Australia.

G&A expenses also include the cost of outside financial auditors and corporate governance activities relating to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $7 in 3Q 2013 compared to $16 in 3Q 2012, and $21 in 9M 2013 compared to $54 in 9M 2012.

Operating expense summary:

	3Q 2013	3Q 2012	9M 2013	9M 2012
S&M Expense	$646	$646	$1,991	$2,000
R&D Expense	126	140	368	433
G&A Expense	1,513	1,731	4,650	5,227
Total Operating Expenses:	$2,285	$2,517	$7,009	$7,660

     e)     Non-operating income/ expense

Non-operating income (NOI) includes income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology.  Non-operating expense (NOE) includes loan interest and bank fees.  UTMD’s reported NOE is the net of its NOE and NOI. The net is a NOE because the amount of interest that UTMD has been paying on bank loans since the 2011 Femcare acquisition exceeds its NOI. (Net) NOE in 3Q 2013 was $88 compared to $111 in 3Q 2012, and in 9M 2013 was $279 compared to $411 in 9M 2012. The decreases were primarily due to lower interest expense on bank loans.  In the absence of adding debt to help fund additional acquisitions that improve shareholder value, NOE will continue to decline as UTMD repays its current bank loans.

     f)      Income Before Income Taxes

Income before taxes (EBT) results from subtracting NOE from operating income. EBT Margin (EBTM) is EBT divided by revenues. 3Q 2013 consolidated EBT was $3,577 (35.7% of sales) compared to $3,849 (36.7% of sales) in 3Q 2012.  EBT in 9M 2013 was $10,991 (36.1% of sales) compared to $11,215 (35.4% of sales) in 9M 2012. The EBT of UTMD Ltd. (Ireland subsidiary) was €256 in 3Q 2013 (28.3% of sales) compared to €169 (23.3% of sales) in 3Q 2012, and €708 in 9M 2013 (26.6% of sales) compared to €448 (19.9% of sales) in 9M 2012. The EBT of Femcare Group Ltd. (UK and Australia subsidiaries) was £764 (30.3% of sales) in 3Q 2013 compared to £932 (33.0% of sales) in 3Q 2012, and £2,822 (37.2% of sales) in 9M 2013 compared to £2,931 (35.3% of sales) in 9M 2012.

Excluding the noncash effects of depreciation, amortization of intangible assets, write-off of impaired assets and stock option expense, 3Q and 9M 2013 consolidated EBT plus interest expense was $4,479 and $13,723. Excluding the noncash effects of depreciation, amortization of intangible assets, write-off of impaired assets and stock option expense, the most recent twelve months’ consolidated EBT plus interest expense was $18,189.

    g)     Net Income

Net Income results from subtracting UTMD’s accrued income tax provision from EBT.  Net income divided by revenues is UTMD’s net income margin (NPM). Consolidated net income was $2,571 (25.6% NPM) in 3Q 2013 compared to $2,721 (25.9% NPM) in 3Q 2012, and was $7,938 (26.1% NPM) in 9M 2013 compared to $7,910 (24.9% NPM) in 9M 2012.  The lower 3Q 2013 NPM compared to 2012 was due to the lower OIM described above.  The consolidated income tax provision rate was 28.1% in 3Q 2013 compared to 29.3% in 3Q 2012, and 27.8% in 9M 2013 compared to 29.5% in 9M 2012.

h)     Earnings Per Share

Earnings per share (EPS) are Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Diluted EPS were $0.680 in 3Q 2013 compared to $0.730 in 3Q 2012, and $2.105 in 9M 2013 compared to $2.134 in 9M 2012.  EPS for the most recent twelve months were $2.71.

The 3Q 2013 weighted average number of diluted common shares (the number used to calculate diluted EPS) were 3,781,400 compared to 3,725,500 shares in 3Q 2012, and 3,770,900 in 9M 2013 compared to 3,706,000 in 9M 2012.  Employees exercised options for 11,200 shares in 3Q 2013 and for 49,700 shares in 9M 2013.  Options outstanding at September 30, 2013 were 98,100 shares at an average exercise price of $27.36 per share, including shares awarded but not vested. This compares to 169,000 unexercised option shares outstanding at September 30, 2012.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 46,300 shares to actual weighted average shares outstanding in 3Q 2013 compared to 36,500 in 3Q 2012, and 47,000 shares to the 9M 2013 calculation compared to 33,900 in 9M 2012.  Actual outstanding common shares as of the end of 3Q 2013 were 3,737,700 compared to 3,692,400 at the end of 3Q 2012.  The Company did not repurchase any of its shares in the open market in 9M 2013 or in 9M 2012. Notwithstanding, UTMD retains its program for repurchasing shares when they seem undervalued.

i)     Return on Equity

Return on equity (ROE) is the portion of net income retained by UTMD to internally finance its growth, divided by the average accumulated shareholder equity for the applicable time period.  Annualized year-to-date ROE (after payment of dividends) for 9M 2013 was 13% compared to 16% for 9M 2012.  ROE prior to payment of dividends was 20% in 9M 2013 and 24% in 9M 2012.  The lower ROE in 2013 is due primarily to higher average shareholder equity after payment of cash dividends (which reduce stockholders’ equity).

Liquidity and Capital Resources

j)     Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash operating expenses along with changes in working capital totaled $9,058 in 9M 2013 compared to $10,499 in 9M 2012.  The most significant differences in the two periods were uses of cash of $541 from an increase in inventories in 9M 2013 compared to a decrease in 9M 2012, of $349 from a larger increase in accounts receivable, and $339 from a decrease in other liabilities.

The Company’s use of cash to pay down its bank loan principal balances was the most significant use of cash in either period. UTMD repaid $2,909 on its bank loans during 9M 2013, compared to $7,174 during 9M 2012.  All of UTMD’s notes payable are scheduled to be repaid by April 2016. UTMD made cash dividend payments of $1,824 in 9M 2013 compared to $1,762 in 9M 2012.

Capital expenditures for property and equipment (PP&E) were $222 in 9M 2013 compared to $195 in 9M 2012.  In contrast, depreciation of PP&E was $459 in 9M 2013 and $494 in 9M 2012.  Planned capital expenditures during 2013 are expected to continue to be less than depreciation of PP&E.

In 9M 2013, UTMD received $647 and issued 34,675 shares of its stock upon the exercise of employee stock options, net of 15,010 shares retired upon employees trading those shares in payment of the stock option exercise price and related taxes.  Option exercises in 9M 2013 were at an average price of $25.16 per share.  In comparison, in 9M 2012, the Company received $1,185 from issuing 52,393 shares of stock on the exercise of employee and director stock options, net of 3,169 shares retired upon employees trading those shares in payment of the stock option exercise price.

Management believes that income from operations and effective management of working capital will provide the liquidity needed to finance its internal growth plans.  In addition, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for dividends; for continued share repurchases when the price of the stock is undervalued; and, if available for a reasonable price, an acquisition that might strategically fit UTMD’s business and be accretive to performance.

k)     Assets and Liabilities

September 30, 2013 total assets increased $3,664 (4.8%) from December 31, 2012, due to a $4,999 increase in cash. UTMD’s Ireland subsidiary Euro-denominated assets were translated into USD at an FX rate 2.7% higher than the FX rate at the end of 2012.  UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 0.5% lower than the FX rate at the end of 2012.  UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 10.1% lower than the FX rate at the end of 2012.

Working capital (current assets minus current liabilities) was $15,302 at September 30, 2013, compared to $10,712 at December 31, 2012.  Accounts and other receivables increased $622.  Inventories increased $308 and other current assets increased $58 during 9M 2013.  Inventory and receivables balances were within management’s productivity targets.
Current liabilities were $1,406 higher, including a $1,208 increase in accrued expenses.  The higher accrued expense balance was due to the 3Q 2013 quarterly dividend payment to shareholders of $916 accrued but not paid until after September 30, whereas the 4Q 2012 dividend payment was paid before the end of December 2012.  UTMD believes that its working capital remains sufficient to meet normal operating needs, debt service requirements and cash dividend payments to shareholders.

September 30, 2013 Intangible assets (Goodwill plus Other intangible assets) decreased $2,183 from the end of 2012.  The decrease was due primarily to the amortization of identifiable intangible Femcare assets of $1,872 in 9M 2013.  At September 30, 2013, net intangible assets including goodwill were 59% of total assets compared to 65% at year-end 2012.

Net property and equipment decreased $149 in 9M 2013.  Depreciation of $459 exceeded capital expenditures of $222.

UTMD’s principal balance of bank debt at September 30, 2013 was 1) $3,500 to JP Morgan Chase in the U.S., of which $2,100 is long term debt, and 2) $6,472 (£4,000) to JP Morgan Chase in the U.K., of which $3,883 (£2,400) is long term debt. The loan principal balances at September 30, 2013 declined $1,050 in the U.S. and £1,200 in the UK from the end of 2012.  The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $7,432 at September 30, 2013.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the identifiable intangible assets. UTMD’s total debt ratio (total liabilities/ total assets) as of September 30, 2013 was 29% compared to 34% on December 31, 2012.  UTMD’s total debt ratio one year earlier on September 30, 2012 was 38%.  In 9M 2013, the Company continued to significantly deleverage while continuing to pay cash dividends to its shareholders.

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

After concluding the first nine months’ of 2013, Management believes UTMD’s performance is generally consistent with achieving the previously stated objectives for 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7387, .7585 and .7778 EUR per USD as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  Exchange rates were .6180, .6150 and .6199 GBP per USD as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  Exchange rates were 1.0703, .9621 and .9627 AUD per USD on September 30, 2013, December 31, 2012 and September 30, 2012, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable and by converting currencies to USD as transactions occur.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Legislative healthcare reform in the United States, as embodied in The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) adds a substantial excise tax that began in 2013, increases administrative costs and may lead to decreased revenues:
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

The Company’s business strategy may not be successful in the future:
As the level of uncertainty in the medical device industry increases, evidenced, for example, by the unpredictable regulatory environment, the Company’s views of the future and product / market strategy may not yield financial results consistent with the past.

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

UTMD did not purchase any of its own securities during 3Q 2013.

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

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/5/13	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/5/13	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer