Form 10-K
period 2013-12-31
UTAH MEDICAL PRODUCTS INC
filed 2014-03-12
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐                                                                        Accelerated filer ☒                                      Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2013, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $177,627,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 11, 2014, common shares outstanding were 3,753,000.

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

UTMD’s products are sold directly to end users in the U.S. domestic market by the Company’s own direct sales representatives and independent manufacturers’ representatives.  In addition, some of UTMD’s products are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers.  Internationally, products are sold directly to end users in the UK and Australia, and through other medical device companies and through independent medical products distributors in many other countries.  UTMD has representation in all major developed countries as well as many underdeveloped countries through several hundred distributors, 142 of which purchased at least five thousand dollars in UTMD medical devices during 2013.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $112,680 in the form of share repurchases, and an additional $34,459 in the form of cash dividends, to its public stockholders.

Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed in 1995 to better serve UTMD’s international customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  In 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  Femcare is best known for its leading global gyn brand, the Filshie Clip System, a female surgical contraception device (tubal ligation).  The addition of Femcare provides product and distribution channel diversification and expansion.  Sales of the products, or derivatives of the products, from the four acquisitions noted above, comprised 63% of UTMD’s consolidated 2013 sales.

UTMD's corporate headquarters are located at 7043 South 300 West, Midvale, Utah 84047 USA.  The corporate office telephone number is 01 (801) 566-1200.  Ireland operations are located at Athlone Business and Technology Park, Athlone, County Westmeath, Ireland.  The Ireland telephone number is 353 (90) 647-3932.  United Kingdom operations are located at Stuart Court, Spursholt Place, Salisbury Road, Romsey, Hampshire SO51 6DJ, UK.  The UK phone number is 44 (179) 452-5100.  Australia operations are located at Unit 12, 5 Gladstone Road, Castle Hill, NSW 2154, Australia.  The Australia phone number is 612 9869 7544.

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

●
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

Vacuum-Assisted Delivery Systems (VAD).
UTMD’s VAD Systems include CMI® patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries.  UTMD’s patented soft silicone cup is a bell-shaped cup design that should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated.  Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention.  Although there are risks associated with vaginal operative deliveries which may currently represent 3-5% of all U.S. hospital births, the procedures are generally regarded as safer long term for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations.  UTMD estimates that the VAD operative approach is used for about 3-5% of all U.S. births, with forceps as the alternative.  UTMD’s patented bell-shaped soft silicone TENDER TOUCH® cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System (MAUDE) which lists serious injuries reported by hospitals using specific brand names of products.

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

DELTRAN® PLUS
UTMD’s DELTRAN blood pressure monitoring system has been adapted specifically for use in the NICU.  The streamlined version eliminates needles used for blood sampling, avoids the loss of scarce neonatal blood volume and provides a closed system that reduces the risk of infection.  The system features excellent visualization of clearing volume, and one-handed use.  In 2013, UTMD continued its customization of Deltran kits for specific hospital applications.

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

Other GESCO specialty products include a disposable peritoneal dialysis (PD) set that is a pre-assembled, sterile, closed system, called DIALY-NATE®.  PD is an ideal method to aid compromised renal function in a neonate because critically-ill pediatric patients may not have sufficient blood volume to support hemodialysis. DIALY-NATE is provided in a form that allows timely PD implementation.  In 2008, UTMD added a DIALY-NATE version that can be used with a variety of fluid warming systems.  In 2010, UTMD introduced a bifurcated system that allows for higher volume manual PD applications.  In 2013, additional custom configurations were added to satisfy specific clinical preferences.

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

In 2014, UTMD expects to continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most developmentally-friendly NICU specialty products in the medical device industry.

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

FILSHIE CLIP System
   UTMD acquired the Filshie Clip System as part of its acquisition of Femcare in March 2011. In 2013, sales of Filshie Clips, applicators and accessories represented 35% of UTMD’s total sales. The Filshie Clip is a female surgical contraception device used for tubal ligation, i.e., placed on the fallopian tubes, generally laparoscopically but also post partum during a C-Section procedure. The Filshie Clip, in use for over 30 years, is as effective as the newest occlusive devices and much more effective than the more traditional tubal ligation sterilization approaches, is as easy or easier to place as any of the traditional techniques and much easier than the newer hysteroscopic devices, is safer than electrocautery and the newer hysteroscopic devices when placed by less than well-trained and skilled clinicians, and has a substantially higher probability of reversibility when compared to all of the other approaches for women who later decide they may like to get pregnant.

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

   The U.S. FDA released the Filshie Clip for marketing in 1996 after a Femcare PMA submission.  Now the Filshie Clip is effectively marketed in the U.S. through an exclusive distribution agreement with Cooper Surgical, Inc.  In 2013, sales to Cooper Surgical for use in the U.S. were 23% of total Filshie Clip System sales.  Outside the U.S., the Filshie Clip has numerous regulatory approvals and is now being sold directly by UTMD to clinicians in Ireland, the U.K. and Australia, and through specialty distributors in other countries.

PATHFINDER PLUS™
PATHFINDER PLUS is a proprietary endoscopic irrigation device that allows a uro/gyn surgeon to precisely irrigate, clearing the visual field, with the same hand that controls the endoscope, eliminating the need for a separate assistant to irrigate without visualization.  An example of a procedure where Pathfinder has found success is ureteroscopic stone ablation.

LAWRENCE ADD-A-CATH
The Lawrence Add-a-Cath introducer is a proprietary Femcare device designed for easy suprapubic introduction of a catheter for bladder drainage.  Suprapubic catheterization is generally well-recognized as a drainage method with fewer complications than with urethral catheterization.  Previous to UTMD’s acquisition of Femcare, it was distributed in the U.S. through an OEM customer.  In 2013, UTMD introduced suprapubic catheterization procedure kits featuring the Lawrence Supra-Foley introducer which it now distributes directly to end users in the U.S.

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

The Company believes that the DELTRAN DPT which it designed over twenty-five years ago (original patents have expired), and currently manufactures, remains the standard in terms of accuracy, reliability and ease of use.  UTMD has an automated assembly line which allows the Company to effectively compete with larger suppliers on the basis of consistent quality and low manufacturing costs.  Introduced in 1998, the DELTRAN PLUS provides a closed system for blood sampling, without the use of needles, reducing the risk of an unwanted infection for both the patient and the practitioner.  In 2009, in conjunction with its other NICU devices, UTMD continued to configure neonatal Deltran custom kits which satisfy the special needs of conserving limited blood volume and protecting the neonate from infection.

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

In the past, UTMD has divided domestic U.S. sales into “direct sales” and “OEM sales.”  Included in direct sales have been sales of finished devices through hospital distributors.  OEM sales are theoretically to other medical device (or non-medical device) companies where UTMD products are components of their finished product offerings.  The distinction starts to blur when distributors purchase components or finished devices that they relabel or market as part of a kit, or other medical device companies purchase finished devices that they sell as a distributor. A significant recent example is the Filshie Clip System sold to Cooper Surgical by Femcare-Nikomed Ltd, a subsidiary of UTMD, under a distribution agreement for the U.S.  Because Cooper Surgical is another medical device company, UTMD has included these sales in its Domestic OEM Sales category since the 2011 acquisition of Femcare. However, Cooper is really a distributor of Femcare’s finished devices. The regulatory responsibility is Femcare’s with respect to product safety and effectiveness.  However, from a marketing perspective, labels include both the Femcare and the Cooper Surgical names. UTMD could classify the sales as domestic direct because Cooper Surgical is a distributor of UTMD’s subsidiary finished devices, or as domestic OEM because Cooper Surgical is another medical device company which has its name on the label. As sales of components to non-medical device entities are immaterial, UTMD will no longer try to make the distinction between domestic direct sales and domestic OEM sales. As an observation, UTMD stopped trying to make the distinction for its international sales over a decade ago, because a greater portion of its international sales were to foreign “distributors” which are difficult to classify as either direct or OEM.

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

In 2013, UTMD sold components and finished devices to 153 other companies in the U.S.  For over 30 years, the Company has utilized its manufacturing capabilities and engineering know-how to produce high quality components for other companies.  Because it is well-known in that regard, UTMD does not actively market its OEM business.  UTMD’s website, which lists its capabilities, is often the basis for contacts for new OEM work.

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

2)  International sales.
In 2011-2013, international sales represented a majority of consolidated total sales.  Prior to 2011, with only a few exceptions, UTMD’s international sales were to other medical device companies and distributors, not to clinical users. After the acquisition of Femcare, UTMD began the transition to selling direct to end user facilities in the UK, Australia and Ireland, which has a positive impact on revenues as well as gross margins.  UTMD expects that international sales will continue to grow more rapidly than its domestic sales, as the standard of living in emerging countries continues to improve.  UTMD’s website provides information that frequently results in unsolicited contacts from foreign entities.  The Company has thousands of competitors worldwide.

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

In addition, the longer term overall cost of care in the U.S. will continue to increase, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace as a result of unnecessary regulatory and other purely administrative burdens, as well as the medical device excise tax levied under the 2010 Patient Protection and Affordable Care Act.  The length of time and number of administrative steps required in evaluating new products for use in hospitals has grown substantially in recent years.  As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for existing products.  UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company’s approach or demand too great a financial or administrative burden.

When U.S. hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors currently comprise about 14% of total domestic direct sales.

  In the U.S., Ireland and UK, UTMD sells its products through its own directly employed sales force and through selective independent manufacturer representatives.  Direct sales representatives focus on applications for UTMD products where customer training and support may be important.  The direct sales force is comprised both of “outside” representatives operating remotely in specific geographic areas, and “inside” representatives who operate primarily by telephone from corporate offices.  Direct representatives are trained to understand the medical procedures being performed within UTMD’s clinical focus.  Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with specific solutions to clinical problems.  In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs

In addition to traditional sales approaches, UTMD encourages customers to take advantage of fast and easy online ordering at https://storefront.utahmed.com. UTMD introduced this advanced portal website in 2006. It provides a convenient and secure method for placing orders, allows the customer to easily monitor the status of orders and shipments, simplifies the reordering process and gives quick access to account information.

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

Internationally, the Company sells its products through over 350 regional distributors and OEMs (other medical device manufacturers and/or distributors) in addition to its own direct representatives in the UK and Ireland.  Although sales by Femcare Australia are direct to end users, UTMD does not currently employ direct sales representatives there.  The international business activity outside the UK and Ireland is driven by UTMD’s brand awareness by clinicians and the initiative and resourcefulness of independent distributors. Ten percent of these distributors represented over 80% of UTMD’s indirect international sales in both 2013 and 2012.

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

UTMD’s current product development projects are in the following areas: 1) augmentation of Femcare devices acquired in 2011, 2) neonatal intensive care, 3) specialized procedures for the assessment and treatment of cervical/uterine disease, 4) labor and delivery procedures, and 5) product and process development for OEM customers.  Internal product development expenses are expected to be in the range of 1-2% of sales in 2014.

EMPLOYEES

At December 31, 2013, the Company had 177 employees, and an additional eleven subcontract employees in Utah.  The subcontract employees represent UTMD’s desire to provide handicapped persons additional work opportunities, hired through the Utah state-supported Work Activity Center.  The average tenure of UTMD employees in the U.S. is over fourteen years and in Ireland is over eleven years, which conveys an important benefit due to the level of training required to produce consistently high quality medical devices.  The Company's continued success will depend to a large extent upon its ability to retain skilled and experienced employees.  No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an attractive environment in which reliable, creative and high achieving people wish to work.

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

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company owns or exclusively licenses twenty unexpired patents, and is the licensee of certain other technology.  There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns forty registered trademarks which have achieved significant brand recognition.  The Company believes that its trademarks and tradenames, many of which have become well known in the global medical community through decades of successful use of the associated medical devices, have substantially more intangible value than its patents.

The ability of the Company to achieve commercial success depends in part on the protection afforded by its patents and trademarks.  However, UTMD believes that the protections afforded by patents and trademarks are less important  to  UTMD’s business, taken as a whole,  than a medical device’s incremental clinical utility, which may be dominated by a number of other factors including relative cost, ease of use, ease of training/adoption, perceived clinical value of different design features, risk of use in applicable procedures, the reliability of achieving a desired outcome in the hands of different users and market access to potential users.  In cases where competitors introduce products that may infringe on UTMD’s technology or trademarks, the Company has an obligation to its stockholders to defend its intangible property to the extent that it can afford to do so, and that it is material to the Company’s success.  The Company must also defend itself when competitors allege that UTMD may be infringing their technology.

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2013, ongoing royalties included in cost of goods sold were $282.  Other royalties have been previously paid as a lump sum, or were incorporated into the price of acquisitions or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  UTMD’s future financial performance may also depend on the marketing ability of other companies that license UTMD’s technology.  During 2013 the Company received $90 in royalty income, compared to $89 in 2012 and $71 in 2011.

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

EXPORTS

UTMD regards the international marketplace as the most important element of its growth strategy.  UTMD is keenly aware that not only are international markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used.  The Company operates three international facilities; in Romsey, Hampshire, England; in Castle Hill, NSW, Australia and in Athlone, County Westmeath, Ireland.  These facilities offer a number of advantages: 1) from a marketing point of view, better response to Europe, Middle East, Africa and Australia customers, including a better understanding of customer needs, less costly distribution and, in the EU, duty-free access to 500 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity for existing U.S. facilities.

Total revenues from customers outside the U.S. in 2013 were $21,528 (53% of total sales), compared to $21,591 (52% of total sales) in 2012 and $19,007 (50% of total sales) in 2011.  Exports from the U.S. to international customers were $5,203 in 2013, $5,295 in 2012 and $5,387 in 2011.  Exports represented 24%, 25% and 28% of total UTMD international trade sales in 2013, 2012 and 2011, respectively.  U.S. international trade sales (exports) exclude intercompany sales to UTMD subsidiaries which distribute U.S.-made finished devices directly to end-users in Ireland, the U.K. and Australia.

For sales by international geographic area, please see notes 1 and 11 to the Consolidated Financial Statements.

BACKLOG

“Backlog” is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD’s business requires fast response to customer orders.  Virtually all direct shipments to end users are accomplished within a few days of receipt of customer purchase orders.  Consequently, UTMD’s backlog at any point in time is comprised mainly of orders from OEM and international customers, which purchase in larger quantities at less frequent intervals.  Backlog shippable in less than 90 days was $2,002 as of January 1, 2014, $2,316 as of January 1, 2013 and $1,293 as of January 1, 2012.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors, but it is affected by uneven purchasing patterns of U.S. OEM customers and international distributors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device business because devices are frequently used in inherently risky situations to help clinicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit against a company where an individual plaintiff suffers permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists.  However, no such damages have been awarded against UTMD in its 35 year history.

UTMD in the U.S. and Ireland is self-insured for product liability risk, and reserves funds against its current performance on an ongoing basis to provide for its defense should any lawsuits be filed. The Company’s average cost of defense (excluding Femcare) over the last twenty-one years was $21 per year. Because the Filshie Clip is a Class III device, Femcare insures its product liability risk though a third-party insurance company at a cost of about £90 per year.

The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.  Over the time span of the last twenty-one years, UTMD has been named as a defendant in a total of six lawsuits.  Four lawsuits involved a patient injury related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used. The VADS devices in all four cases did conform to specifications.  UTMD was ultimately dismissed as a defendant in all four of the lawsuits, and legal costs were not material to performance. During the last twenty-one year period of time during which over twenty-seven million finished devices (excluding Femcare) were used, there were only two other lawsuits involving UTMD devices.  In the first, regarding the use of EndoCurette, there was no evidence of patient injury. The lawsuit was settled in 2010 for an immaterial amount to avoid the diversion of management time and substantial costs of litigation, even though UTMD was confident that the case was without merit.  In the second, UTMD was brought into a lawsuit by a defendant physician, speculating a design deficiency in a Finesse electrosurgical generator (ESU) which had been in use for eighteen years before the injury event, and used successfully by the same physician after the event. The injured patient did not allege any fault by UTMD.  The case was settled in 2012 without any UTMD involvement or liability.  UTMD is seeking reimbursement of its legal costs. Presently, there are no product liability lawsuits in which UTMD is a defendant.

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

Since the FDA reserves to itself the interpretation of which vague industry standards comprise law at any point in time, it is impossible for any medical device manufacturer to ever be confident that it is operating within the Agency’s version of the law.  The result is that companies, including UTMD, are considered guilty prior to proving their innocence.  New premarketing submission rules and substantial increases in “user fees” increase development costs and result in delays to revenues from new or improved products.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

Office and Manufacturing Facilities.
At the beginning of 2014, the Company's operations were located in 110,000 square feet of facilities near Salt Lake City, Utah, a 77,000 square foot facility in Athlone, County Westmeath, Ireland, a 12,000 square foot facility near Romsey, Hampshire, England, and a 1,000 square foot temporary facility in Baulkham Hills, NSW, Australia.  In 2011, UTMD assumed the lease for its Romsey facilities which house Femcare in the UK.  The Company has recently purchased a 3,200 square foot facility in Castle Hill NSW, Australia.  Pending the completion of its new Australia facility, the Company is leasing nearby space on a short term basis.  In the U.S.and Ireland, UTMD owns all of its property and facilities with the exception of a long-term lease with 18 years remaining on one section of its Midvale parking lot.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
UTMD's common stock trades on the NASDAQ Global Market (symbol:UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2013		2012
	High	Low	High	Low
1st Quarter	$49.85	$36.18	$31.90	$26.61
2nd Quarter	54.59	40.84	36.00	27.97
3rd Quarter	64.84	48.30	34.74	33.30
4th Quarter	60.89	48.46	36.32	32.99

Stockholders.
The approximate number of beneficial stockholders of UTMD’s common stock as of March 4, 2014 was 2,500.

Dividends.
The following sets forth cash dividends paid during the past two years:

Record Date	Payable Date	Per Share Amount
March 19, 2012	April 4, 2012	$0.24
June 15. 2012	July 5, 2012	0.24
September 14, 2012	October 5, 2012	0.24
December 13, 2012	December 28, 2012	0.245
March 19, 2013	April 4, 2013	0.245
June 14, 2013	July 3, 2013	0.245
September 16, 2013	October 4, 2013	0.245
December 16, 2013	December 30, 2013	0.25

	2012 total cash dividends paid per share	$ 0.965

	2013 total cash dividends paid per share	$ 0.985

Issuer Purchases of Equity Securities.
UTMD did not purchase any of its own securities during fourth quarter 2013.

ITEM 6 - SELECTED FINANCIAL DATA
Dollar amounts are in thousands, except per share data.

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2013, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report.  The selected consolidated financial data should be read in conjunction with UTMD’s Consolidated Financial Statements and the notes included elsewhere in this report.
	Year Ended December 31
	2013	2012	2011	2010	2009
Net Sales	$40,493	$41,552	$37,860	$25,121	$25,916
Net Income	11,406	10,169	7,414	6,014	6,258
Earnings Per Common Share (Diluted)	3.02	2.74	2.03	1.65	1.72
Total Assets	80,711	76,935	76,389	41,238	41,754
Working Capital	16,675	10,712	7,385	23,239	24,472
Long-term Debt	5,065	9,003	16,242	909	1,403
Cash Dividends Per Common Share	0.985	0.965	0.945	1.665	0.925

	Quarterly Data for 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$10,374	$10,002	$10,032	$10,085
Gross Profit	6,281	6,048	5,949	5,994
Net Income	2,735	2,632	2,571	3,468
Earnings Per Common Share (Diluted)	.73	.70	.68	.92

	Quarterly Data for 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$11,206	$10,025	$10,489	$9,832
Gross Profit	6,738	6,071	6,477	6,021
Net Income	2,789	2,401	2,721	2,259
Earnings Per Common Share (Diluted)	.76	.65	.73	.61

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Currency amounts are in thousands except per-share amounts and where noted.

The following comments should be read in conjunction with the accompanying financial statements.

Overview
UTMD’s 2013 income statement results compared to 2012 were as follows:

	2013	2012	change
Net Sales	$40,493	$41,552	(2.5%)
Gross Profit	24,273	25,307	(4.1%)
Operating Income	14,828	15,196	(2.4%)
Income Before Tax	14,476	14,537	(0.4%)
Net Income	11,406	10,169	12.2%
Earnings per Share	3.022	2.740	10.3%

A comparison of profit margins in 2013 to 2012 follows:

	2013	2012
Gross Profit Margin	59.9%	60.9%
Operating Income Margin	36.6%	36.6%
Net Income Margin	28.2%	24.5%

Net income and earnings per share in 2013 benefited from a favorable $976 adjustment in the income tax provision due to the United Kingdom (UK) enacting substantially lower corporate income tax rates.

As stockholders likely remember, in March 2011 UTMD acquired 100% of the stock of Femcare Holdings Limited in the UK, and its subsidiaries.  Included in the purchase price were identifiable intangible assets (IIA) of $38.8 million, almost all of which are being amortized over a fifteen year useful life in operating expenses. This approximately $2.5 million per year amortization expense reduces the income statement tax provision, but is not deductible on the tax return. As a consequence, on the acquisition date, UTMD created a deferred tax liability (DTL) on its balance sheet, using UK tax rates then in effect, which represented the tax impact of the amortization of IIA over the fifteen year life.

According to U.S. GAAP, the total effect of the tax rate changes on deferred tax balances is recorded as a component of the income tax provision related to continuing operations for the period in which the law is enacted. In other words, the total reduction in the DTL that results from lower future tax rates over the remaining almost 12 years of Femcare IIA amortization, which amounts to $976, reduced UTMD’s reported 2013 tax provision and increased reported net profit by the same amount, per U.S. GAAP. The adjustment only affected UTMD’s income tax provision, net income and EPS; not sales, gross profits, operating income or earnings before taxes.

The Company’s continued excellent positive cash flow in 2013 allowed it to continue to pay down the five-year term loans that it incurred to help finance the purchase of Femcare Group Ltd in March 2011, while increasing cash dividends paid to stockholders.

 Total consolidated sales were down 2.5% in 2013 compared to 2012.  Thirty percent of the decline was due to a weaker Great Britain Pound (GBP) and Australia Dollar (AUD) relative to the U.S. Dollar (USD) when consolidating Femcare UK and AUS sales.  The remaining decline of 1.8% was projected at the beginning of 2013 due to known distributor overstocking in 2012.  Consolidated international sales in USD terms, which were 53% of total sales, were almost the same as in 2012, despite the weaker GBP and AUD. Domestic sales, excluding Femcare UK sales of its Filshie Clip System to its U.S. distributor, Cooper Surgical, Inc. (COO), were down 2.8%.  Domestic sales to U.S. OEM customers increased 11%, offsetting a 4% decline in finished device sales to domestic end-users.  The most significant portion of the decline in U.S. end user sales was in neonatal products, which declined $832 in a very competitive year.

About half of the 1% decline in gross profit margin (GPM) was due to a less favorable product mix, and the rest from increases in health plan expenses in the U.S. and Ireland.  By reducing G&A operating expenses, UTMD was able to make up for the lower GPM and achieve a 2013 operating profit margin (OPM) the same as in 2012.

UTMD’s Net Income Margin (NIM) increased significantly due to lower interest expense resulting from lower loan balances, a lower income tax provision on UK subsidiary earnings before tax (EBT) and, most significantly, the $976 reduction in the 2013 income tax provision due to the adjustment in the DTL for future tax periods. The effective consolidated income tax provision rate for 2013 was 21.2% compared to 30.0% in 2012. The non-U.S. GAAP 2013 income tax provision rate, excluding the $976 reduction, was 28.0%.

Earnings per share (EPS) in 2013 were $3.02 compared to $2.74 in 2012.  Without the $976 reduction in the income tax provision due to the DTL adjustment, non-GAAP EPS were $2.76.  EPS were higher despite lower EBT and greater number of diluted shares for calculating EPS, which were up 1.7% from 2012, because of the lower UK income tax rate for 2013.  The increase in diluted shares was due to a higher average share price of $49.94 in 2013 compared to $32.69 in 2012.

The Company believes that the presentation of results excluding the DTL adjustment provides meaningful supplemental information to both management and investors that is indicative of UTMD’s core operating results in 2013. Therefore, UTMD believes these non-GAAP financial measures facilitate comparison of operating results across reporting periods.  The DTL adjustment was the result of the UK enactment of corporate income tax rates for future years, causing a lower deferred tax liability as of December 31, 2013 for future non-deductible amortization of identifiable intangible asset expense.

The Company believes that both management and investors benefit from referring to these non-GAAP financial measures in assessing UTMD’s performance and when planning, forecasting, and analyzing future periods. These non-GAAP financial measures also facilitate management’s internal comparisons to UTMD’s historical performance. The non-GAAP financial measures disclosed by UTMD should not be considered a substitute for or superior to financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated.

There were significant changes in UTMD’s Balance Sheet at December 31, 2013 from December 31, 2012. Current assets increased $5.8 million (cash & investments increased $5.5 million, and inventories increased $0.4 million), current liabilities decreased $0.2 million and notes payable declined $3.9 million. Stockholders’ Equity increased $9.6 million net of cash dividends paid to stockholders of $3.7 million.

Measures of the Company’s liquidity and overall financial condition improved in 2013 as UTMD reduced its total liabilities by 22%. UTMD’s current ratio (current assets to current liabilities) increased to 3.2 at the end of 2013 from 2.4 a year earlier, and the total debt ratio (total liabilities to total assets) declined to 25% from 34% at the end of 2012.  Cash generation remained strong enough to increase quarterly cash dividend payout rate to stockholders by 2% while at the same time paying down the bank loan principal balances by $3.9 million.  Ending days in accounts receivable (A/R) improved to 33 from 36, while A/R over 90 days from date of invoice remained less than 1% of total A/R.  Average inventory turns improved from 3.5 in 2012 to 3.6 in 2013. The return on average stockholders’ equity (prior to the payment of dividends) was 20% in 2013 compared to 22% for 2012 due to the 19% increase in stockholders’ equity.

Productivity of Assets and Working Capital.
a)  Assets.  Year-end 2013 total assets were $80,711 compared to $76,935 at the end of 2012. Current assets increased $5,751 due to a $5,524 increase in cash and a $352 increase in inventories. The two components of Femcare intangibles at year-end 2013 were goodwill of $8,457 and identifiable intangible assets of $32,315, reduced by accumulated amortization of $7,459 since the acquisition date of March 18, 2011. The productivity of total assets (average total asset turns = total sales divided by average total assets for the year) in 2013 was 51% compared to 54% in 2012. The decline was due to the substantial increase in cash.

Property, plant and equipment (PP&E) assets are comprised of Utah, Ireland, England and Australia manufacturing molds, production tooling and equipment, test equipment, computer/communications equipment and software, and facilities.  Ending 2013 net consolidated PP&E (depreciated book value of all fixed assets) decreased $99 as a result of $611 in depreciation, capital expenditures of $339 and the year-end effect of USD currency exchange rates on the value of PP&E in Ireland, England and Australia.  In USD terms, the net book value of PP&E in the U.S. decreased $206 during 2013, in Ireland increased $126, in England decreased $38 and in Australia increased $20.  End of year PP&E turns (Sales divided by Net PP&E) were 4.9 in both 2013 and 2012.  In contrast to UTMD, Femcare UK leases its facilities and subcontracts most of its manufacturing. The year-end 2013 net book value (after accumulated depreciation) of consolidated PP&E was 30% of purchase cost.  Since UTMD’s PP&E is in good working order and capable of supporting increased sales activity, the continued productivity of fixed assets will remain a source of future profitability.  In 2014, new PP&E purchases are not expected to exceed depreciation of fixed assets.

Year-end 2013 inventories increased $352 from the beginning of the year. 18% of the increase was due to a stronger EURO and GBP at the end of 2013 compared to the end of 2012.  Average 2013 inventory turns were 3.6 compared to 3.5 in 2012. Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances decreased $249 (6%) due to lower sales and tighter credit terms. Average days in A/R on December 31, 2013 of 33 days, based on 4Q 2013 shipments, was down from 36 days at the end of 2012. This performance remained well within management’s continuing trade A/R objective.  The Company believes any older A/R will be collected or are within its reserve balances for uncollectible accounts.

Working capital at year-end 2013 was $16,675 compared to $10,712 at year-end 2012.  From the end of 2012, 2013 year-end current assets increased 31% ($5,751) and year-end current liabilities decreased 3% ($212).  This had a leveraged effect on the current ratio, which improved to 3.2 from 2.4 at the end of 2012.

The increase in current assets resulted from a $5,524 increase in cash. Year-end 2013 and 2012 cash and investment balances were $14,451 and $8,913, representing 18% and 12% of total assets, respectively.  The end of 2013 working capital exceeds UTMD’s needs for normal operations, meeting current interest and debt repayment obligations and paying planned shareholder cash dividends. It is also sufficient for periodically repurchasing enough shares to offset dilution from employee and director options, and internally financing organic growth. If, however, UTMD has the opportunity for another major accretive acquisition, current working capital might not be sufficient.

UTMD paid a net $41,084 for Femcare in March 2011.  The remaining principal balance of the loans incurred to help finance the purchase of Femcare as of December 31, 2013 (using the year-end 2013 GBP to USD conversion rate) is $9,117.  Because the remaining Femcare loan payments are fixed and cannot be paid early without penalty, UTMD expects to use $4,050 to reduce loan balances in 2014, following use of $3,908 in 2013 and $9,093 in 2012. Even after continued shareholder cash dividend payments, UTMD anticipates increasing cash balances during 2014, unless opportunities occur such as another acquisition, or unusual investment in PP&E or technology, or share repurchase at an attractive price.  Without currently identified opportunities for significant uses of cash, UTMD’s current ratio at the end of 2014 will be higher than at the end of 2013.

Net intangible assets (after accumulated amortization) are comprised of the capitalized costs of obtaining patents and other intellectual property including technology rights, and identifiable intangibles and goodwill resulting from acquisitions. The Femcare intangible assets purchased by UTMD in 2011 are described in Note 6.  Net intangible assets were $48,095 at the end of 2013 compared to $49,972 at the end of 2012.  Net intangible assets at the end of 2013 represented 60% of total assets compared to 65% at the end of 2012. UTMD’s goodwill balance was $15,649 at the end of 2013. Under current U.S. GAAP, goodwill is not expensed unless and until the market value of the acquired entity becomes impaired. The three prior acquisitions of 1997, 1998 and 2004 continue to be viable parts of UTMD’s overall business. UTMD does not expect the current goodwill value associated with the four acquisitions (including Femcare) to become impaired in 2014. Purchases of intangibles in 2013 were $5, while there was $2,584 in amortization expense. The 2013 non-cash amortization expense of Femcare identifiable intangible assets was $2,525 compared to $2,561 in 2012.  The difference was due to the USD/GBP exchange rate.  The non-cash 2014 amortization expense of Femcare identifiable intangible assets is expected to be about $2,584 on £1,615 of expense.

b) Liabilities. At the end of 2013, UTMD’s total liabilities decreased 22% ($5,833) from the end of 2012.  The resulting 2013 year-end total debt ratio was 25%, compared to 34% at the end of 2012.  Total liabilities decreased primarily because of repayment of the bank loans (which had 2013 beginning and year-ending balances of $13,005 and $9,117 respectively) that UTMD obtained to help finance the Femcare acquisition in 2011.  The deferred tax liability (DTL) created as a result of the fifteen year tax consequence of the amortization of the Femcare identifiable intangible assets had a 2013 year-end balance of $6,510, down from $7,889 a year earlier. As noted above, $976 of the 2013 decrease was an adjustment related to Great Britain reducing corporate income tax rates looking forward. The Femcare UK loan declined $2,488 in book value, compared to principal payments of $2,508.  In GBP terms, the note declined 31% from £5,200 at the end of 2012 to £3,600 at the end of 2013. The differences between the decline in the period ending balances and the principal payments during the year resulted from timing of currency exchange rates applied to balance sheet loan balances.  Principal payments on the Femcare US loan were $1,400, as the note declined from $4,550 at the end of 2012 to $3,150 at the end of 2013.  UTMD has repaid the variable interest rate portion of the USD note, and anticipates repaying the remaining GBP and USD fixed interest rate portions ratably over the remaining life to March 2016. Year-end 2013 consolidated current liabilities were $212 lower than at year-end 2012 as a result of accounts payable being $227 lower. In addition to liabilities stated on the balance sheet, UTMD has operating lease and purchase obligations described in Note 8.

Results of Operations.
a) Revenues.  Global consolidated sales in 2013 were $40,493, compared to $41,552 in 2012 and $37,860 in 2011.

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

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK and Australia, UTMD generally accepts orders directly from and ships directly to end user clinical facilities, as well as third party med/surg distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 14% of UTMD’s domestic end user sales go through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale are substantially the same in the U.S., Ireland, UK and Australia.

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

UTMD’s global consolidated sales are comprised of domestic and international sales. Domestic sales include 1) direct domestic sales, sales of finished devices to end-users and med/surg distributors in the U.S.; 2) domestic OEM  sales, sales of components or finished products, which may not be medical devices, to other companies for inclusion  in their products; and 3) sales of the Filshie Clip System by Femcare UK to its U.S. distributor, COO. International sales are sales from UTMD in the U.S. to customers outside the U.S. and all sales from its subsidiaries in Ireland, Australia and the UK other than the Femcare UK sales to COO.

Domestic U.S. sales in 2013 were $18,965 (47% of total sales) compared to $19,961 (48% of total sales) in 2012 and $18,853 (50% of total sales) in 2011.  The decrease in 2013 was due in part to a $570 decrease in Filshie Clip System sales to COO after overstocking in 2012. Sales to COO were $3,313 (8.2% of total sales) in 2013, $3,883 (9.3% of total sales) in 2012 and $2,953 (7.8% of total sales) in 2011.  Sales in 2011 were for a partial year after the March 2011 Femcare acquisition.  COO, which has met or exceeded its past forecasts, has forecasted its purchases from UTMD in 2014 will be about the average between 2012 and 2013, about $3,560.

The other primary cause of $996 net lower 2013 domestic sales was $832 lower sales of neonatal products to domestic users. The decline in sales of domestic neonatal products was due to increased supplier competition in the NICU space, lower NICU utilization of specialty devices and tightening of compliance under GPO contracts by U.S. hospitals. In contrast, sales of neonatal products to international customers increased 16% ($212). Other domestic end user product sales were up $209.  Also helping offset the lower COO and domestic neonatal product sales were UTMD’s domestic OEM sales, which were up 11% ($178).

International sales in 2013 were $21,528 compared to $21,591 in 2012 and $19,007 in 2011. International sales were 53% of global consolidated sales in 2013, 52% in 2012 and 50% in 2011.  In addition to the benefit of a higher sales volume to absorb the overhead costs of its critical infrastructure, a significant benefit of the Femcare acquisition for UTMD was the geographic diversification of sales outside the U.S. UTMD sold devices to 351 international distributors in 2013.  In addition to a greater number of overseas sales distribution entities, UTMD will continue to better cross-utilize distributors previously representing one or the other of Femcare or UTMD, but this integration project continues somewhat slowly as distributors evaluate and learn about the other specialized products relative to their individual market needs, and UTMD adjusts its distribution agreements.  As a measure of better utilization of existing distributors, in 2013 UTMD sold more than $5,000 worth of devices to 188 international distributors compared to 174 in 2012 and 148 in 2011.

Of the 2013 international sales, 42% were to customers in Europe compared to 43% in 2012 and 41% in 2011.  Femcare UK and Femcare AUS shipped 42% and 14% of UTMD’s total international sales, respectively, in 2013, compared to 42% and 16% in 2012.  A weak AUD accounted for the decline in USD terms. UTMD’s Ireland subsidiary (UTMD Ltd.) shipped 20% of total international sales in USD terms in 2013, compared to 17% in 2012 and 14% in 2011.  The increase is due to direct domestic sales in Ireland of devices previously sold to distributors in Ireland from the U.S. or UK, and international sales to customers outside of the UK and Ireland of products now manufactured by UTMD Ltd in Ireland instead of by Femcare UK suppliers. While the standard of living in the U.S. continues to decline and government intervention in the U.S. health care market continues to increase, UTMD expects sales growth in emerging markets internationally will continue to outpace domestic medical device sales growth.

UTMD groups its sales into four general product categories:  1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician and patient safety;  2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease including LETZ, endometrial tissue sampling, transvaginal uterine sonography, diagnostic laparoscopy, surgical contraception and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology tools;  3) neonatal critical care, comprised of devices that provide developmentally-friendly care to the most critically ill babies, including providing vascular access, enteral feeding, administering vital fluids, maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized components as well as molded parts and assemblies sold on an OEM basis to other companies.  In these four categories, UTMD’s primary revenue contributors enjoy a significant brand awareness by clinical users.

Global revenues by product category:
	2013	%	2012	%	2011	%
Obstetrics	$5,085	12	$5,194	12	$5,742	15
Gynecology/ Electrosurgery/ Urology	22,687	56	23,142	56	19,196	51
Neonatal	5,920	15	6,539	16	6,951	18
Blood Pressure Monitoring and Accessories*	6,801	17	6,677	16	5,971	16
Total:	$40,493	100	$41,552	100	$37,860	100
*includes molded components and finished medical and non-medical devices sold to OEM customers.

International revenues by product category:
	2013	%	2012	%	2011	%
Obstetrics	$579	3	$600	3	$809	4
Gynecology/ Electrosurgery/ Urology	15,037	70	15,273	71	12,856	68
Neonatal	1,550	7	1,339	6	1,346	7
Blood Pressure Monitoring and Accessories*	4,362	20	4,379	20	3,996	21
Total:	$21,528	100	$21,591	100	$19,007	100
*includes molded components and finished medical and non-medical devices sold to OEM customers.

As a summary description of revenues in the above tables:

1.  Obstetrics. The 2% decline in domestic obstetrics (L&D) device sales in 2013 was the result of lower utilization of specialty devices in U.S. hospitals together with restrictive U.S. GPO administrative agreements.  The $21 decline in international obstetric product sales was due to fluctuation in distributor order patterns.

2.  The gynecology/ electrosurgery/ urology (ES/Gyn) product category, which includes all of Femcare’s products, were $456 (2%) lower in 2013 compared to 2012.  The decline is explained by $570 lower Femcare UK Filshie Clip System sales to COO, which are included in domestic sales, and the lack of a repeat large order for electrosurgery equipment and supplies in 2013 from a Far East customer which was $621 in 2012 sales, which were included in international sales.

3.  Neonatal intensive care unit (NICU) device sales were 16% lower in the U.S., but 16% higher internationally. The decline in sales of domestic neonatal products was due to increased supplier competition in the NICU space, lower NICU utilization of specialty devices and tightening of compliance under GPO contracts by U.S. hospitals.

4.  U.S. domestic blood pressure monitoring and accessories (BPM) sales increased 6%, while international BPM sales stayed about the same despite overstocking by UTMD’s second largest distributor in 2012.  UTMD’s second largest customer, Beijing SAK, purchased $1.6 million of Deltran blood pressure monitoring kits from UTMD Ltd (Ireland) in 2013 for use in China, compared to $2.0 million in 2012 and $1.7 million in 2011. This product category also includes molded components and assemblies (some of which are not related to medical devices) sold to other companies (OEM customers) for use in their products.  The U.S. increase was due primarily to a $131 increase in disposable pressure transducer OEM sales.

Looking forward to 2014, UTMD expects good growth in Filshie Clip System sales, both domestically to COO and internationally.  However, UTMD’s two largest customers for BPM kits manufactured in Ireland have not yet provided an annual forecast for 2014, which suggests that 2014 international BPM sales to those two distributors, which combined were $2.1 million in 2013, may be substantially lower. UTMD also expects that neonatal and obstetric device sales in the U.S. will likely continue to decline based on the difference in sales in 1Q 2013 compared to 4Q 2013, and the ongoing domestic market pressures on specialty devices.  Helping offset the lower domestic neonatal and obstetric product sales will be continued growth in UTMD’s domestic urology product sales and domestic OEM product sales. UTMD also expects continued international sales growth in neonatal product and electrosurgery product sales.  Internationally, the UK domestic market has also been weak.  In addition, the recent currency translation rate of the AUD compared to the USD is 7% lower than the average conversion rate for 2013. If the current USD/AUD exchange rate remains for the year, sales expressed in USD terms in Australia will be significantly lower again in 2014.  In addition to the 2014 uncertainty with respect to the large international BPM product distributors, because of the substantial percentage of UTMD sales in foreign currencies, USD-denominated sales can vary several percentage points higher or lower based on unpredictable changes in foreign currency exchange rates during the year.  In brief summary, UTMD expects 2014 global consolidated sales to be about the same as in 2013.

b)  Gross Profit.  UTMD’s 2013 consolidated gross profit, the surplus after subtracting costs of manufacturing, including purchasing raw materials, forming components, assembling, inspecting, testing, packaging, sterilizing and shipping products, from net revenues, was $24,273 compared to $25,307 in 2012 and $22,400 in 2011.  Average gross profit margins (GPMs), gross profits expressed as a percentage of net sales, were 59.9% in 2013 compared to 60.9% in 2012 and 59.2% in 2011. The decline in 2013 compared to 2012 was due to a less favorable product mix, as growth in sales came from lower profit margin sales in international and domestic OEM sales channels, and revenue declines largely came from domestic direct sales channels with typically higher gross margins. Although raw material costs did experience about 3% inflation, a little more than expected, and fixed labor and overhead costs had to be absorbed on less revenue, the difference between management’s beginning of year projection of a 60.2% GPM can be explained by a 25% increase in health plan expenses in the U.S. and a 17% increase in Ireland.  In USD terms, health plan expenses increased more than $200, representing half of the one percentage point lower GPM.

Ireland subsidiary gross profits in Euros were €1,189 in 2013 compared to €827 in 2012 and €289 in 2011.  The associated GPMs were 35.3% in 2013, 27.9% in 2012 and 14.9% in 2011.  The increasing GPM is due to 1) UTMD Ltd in Ireland directly selling  devices to Ireland domestic clinical users that were manufactured by other UTMD subsidiaries, instead of the other subsidiaries selling through distributors in Ireland, 2) UTMD Ltd in Ireland directly selling devices to international customers previously purchased from outside vendors by Femcare UK and sold by Femcare UK that are now manufactured and sold by UTMD Ltd in Ireland, and 3) increased intercompany sales (which absorb fixed overhead costs) from manufacturing products previously purchased from outside vendors by Femcare for direct customer sales in the UK and Australia. This represents the realization of some of the synergy expected from the acquisition of Femcare in 2011.

Femcare UK gross profits in GBP were £5,851 in 2013 compared to £6,116 in 2012 and £4,627 in 2011.  The 2013 UK GP was negatively affected by £317 lower sales to COO, £300 lower domestic UK sales and transfer of sales to UTMD Ireland for products now manufactured in Ireland.  The associated Femcare UK GPMs were 67.1% in 2013, 67.2% in 2012 and 66.0% in 2011.

Femcare AUS gross profits in AUD were AUD 2,006 in 2013 compared to AUD 2,074 in 2012 and AUD 1,745 in 2011.  The 2013 AUS GP was negatively affected by the fact that Femcare AUS purchased its finished devices for distribution in Australia at prices fixed in either UK or U.S. currency, where manufactured.  Femcare AUS products purchased from Femcare UK in GBP, were up in AUD cost by 5% in 2013.  AUD prices for products purchased from UTMD in the U.S. were up 7% in 2013.  The associated Femcare AUS GPMs were 62.1% in 2013, 63.6% in 2012 and 62.6% in 2011.

In the U.S., gross profits were $11,683 in 2013 compared to $12,478 in 2012 and $12,697 in 2011. The associated GPMs were 53.4% in 2013, 55.9% in 2012 and 56.6% in 2011.

In 2014, UTMD expects lower gross profits in the U.S. and Australia, and higher gross profits in Ireland and the UK.  If consolidated 2014 sales are about the same as in 2013, management expects that 2014 gross profits will be about the same, with an average GPM of about 60%.  Lower domestic direct U.S. sales, higher U.S. employee salaries and benefit costs, including especially health care costs, will continue to pressure U.S. GPMs.  The AUD has already weakened another 7% relative to the average USD/AUD and GBP/AUD average exchange rates in 2013.  Since the prices paid by Femcare Australia for finished devices are fixed in the currency of the UTMD subsidiary which manufactures them, a similar decline in GP that occurred in 2013 is expected for Australia GP in 2014.  On the other side of the coin, UK gross profits will benefit from higher Filshie Clip System sales in 2014 and cost savings from additional products manufactured by UTMD Ireland that were previously purchased from external vendors.  Despite a possible substantial decline in low margin BPM international distributor sales, UTMD Ireland gross profits should be up as a result of planned manufacturing and shipping directly of additional Femcare devices.

c) Operating Income.  Operating income is the surplus after operating expenses are subtracted from gross profits.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Consolidated operating expenses were $9,445 in 2013, compared to $10,111 in 2012 and $10,558 in 2011.  The following table provides a comparison of operating expense categories for the last three years.
			2013	2012	2011
S&M expenses excluding the MDET			$2,500	$2,711	$2,815
S&M expense – MDET			290	0	0
R&D expenses			491	563	518
G&A expenses:
a	)	litigation reserve provision	80	250	186
b	)	corporate legal	27	23	65
c	)	stock option compensation	28	70	95
d	)	management bonus accrual	267	638	840
e	)	outside accounting audit/tax	166	238	220
f	)	intangible asset amortization	2,584	2,613	2,067
g	)	acquisition expenses	5	0	341
h	)	all other G&A expenses	3,007	3,004	3,411
G&A expenses – total			6,164	6,836	7,225
Total operating expenses			$9,445	$10,111	$10,558
Operating expenses % of sales:			23.3%	24.3%	27.9%

Consolidated operating income in 2013 was $14,828 compared to $15,196 in 2012 and $11,842 in 2011.  UTMD’s consolidated operating income margin (OIM), consolidated operating income divided by total sales, was 36.6% in both 2013 and 2012, compared to 31.3% in 2011.  The UTMD Ltd (Ireland subsidiary) OIM in 2013 was 25.7% compared to 17.8% in 2012 and 3.7% in 2011.  Femcare UK’s 2013 OIM was 37.7% compared to 36.5% in 2012 and 27.0% in 2011. Femcare AUS’s 2013 OIM was 27.5% compared to 24.3% in 2012 and 21.9% in 2011.  UTMD U.S. OIM in 2013 was 35.4% compared to 38.1% in 2012 and 36.4% in 2011.

Looking forward to 2014, UTMD projects its consolidated OIM will be about 37%.

i)  S&M expenses:  S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, administering customer agreements, advertising, processing orders, shipping, paying commissions to outside representatives and funding GPO fees. In markets where UTMD sells directly to end-users, which in 2013 was the U.S., Ireland, UK and Australia, the largest component of S&M expenses is the cost of employing direct sales representatives, including associated costs of travel, subsistence and communications.  The trade-off between higher gross profit margins for selling directly at end-user prices is higher S&M expenses as a percent of sales.

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

The Medical Device Excise Tax (MDET), a component of the Patient Protection and Affordable Care Act, (known commonly as Obamacare) went into effect in 2013. The excise tax is 2.3% of domestic sales of medical devices listed with the FDA. Medical devices designed for human use are taxed, whether or not they are sold for human use, e.g. veterinarian uses or laboratory use are also taxed.  The justification for the tax given by lawmakers was that medical device companies will enjoy greater sales as a result of Obamacare, and they therefore should share in subsidizing the cost of Obamacare. The evidence from UTMD’s perspective is the opposite: fewer of UTMD’s physician preference devices are being used as U.S. hospitals struggle to hold costs down under Obamacare. The impact of the tax is felt beyond 2.3%, as costs associated with administering, tracking, collecting, and paying the tax are significant.  Direct MDET expenses in 2013 were $290, included in S&M expenses.

As a percent of total sales, S&M operating expenses (excluding the MDET) were 6.2% in 2013 compared to 6.5% in 2012 and 7.4% in 2011.  S&M expenses in 2013 were 6.9% of sales including the MDET.  S&M expenses are expected to be about $250 lower in 2014 because of lower MDET resulting from lower domestic direct sales and S&M cost savings from converting from a third party S&M service provider as of December 2013 to UTMD’s own employees in Australia.  The resulting total 2014 S&M expenses are expected to be between 6.0% and 6.2% of consolidated sales in 2014.

ii)  R&D expenses:  R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing any necessary premarketing clinical trials, regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. As a percent of sales, R&D expenses were 1.2% in 2013 compared to 1.4% in both 2012 and 2011.  UTMD will continue to opportunistically invest in R&D.  In 2014, R&D expenses as a percentage of sales are expected to be consistent with years before 2013.

iii)  G&A expenses:  G&A expenses include the “front office” functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, corporate risk management, corporate governance, protection of intellectual property, amortization of identifiable intangibles and legal costs.  Prior to December 2013, Femcare and UTMD retained a third party service provider in Australia to also manage G&A functions for Femcare Australia.

As a percent of total sales, G&A operating expenses were 15.2% in 2013 compared to 16.5% in 2012 and 19.1% in 2011.  The G&A expense reductions in 2013 were primarily in litigation expense and management bonus accrual to offset the surge in medical costs for U.S. and Ireland employees.  (See table above.)  UTMD expects to gain substantial savings of about $300 in AUS G&A expenses in 2014 by managing the AUS subsidiary with its own employees.  As a result, UTMD projects G&A expenses in the range of 15.4% to 15.6% of sales in 2014, assuming it can control G&A expenses in the other subsidiaries to be consistent with 2013.

In summary, in 2014, UTMD expects a consolidated gross margin about 60% and operating expenses about 23%, yielding a target operating profit margin of 37%.  If successful in achieving its sales, gross profits and operating expense targets stated above, the resulting OPM of about 37% would yield operating income about the same as in 2013.

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

Net NOE (combination of NOE and NOI) was $352 in 2013 compared to $659 in 2012 and $762 in 2011.  The largest portion of 2013 NOE was $438 interest expense on bank loans.  All the other components of 2013 NOE/NOI summed to $85 in net NOI.  UTMD estimates Net NOE in 2014 will be about $202, a decrease of $150 from 2013 due primarily to lower interest expense as bank loans are paid down.

1)  Interest Expense.  In 2013, UTMD paid $438 in interest expense on the Femcare loans, compared to $652 in 2012 and $859 in 2011. Both 2012 and 2011 included interest on a loan in Ireland, which was paid off in late 2012.  The Ireland loan of €4,500 ($5,336) in December 2005 allowed the repatriation of profits generated by UTMD’s Ireland subsidiary since inception in 1996 through 2005.  The non-Ireland interest expense resulted from borrowing £8,000 ($12,934) in the UK and $14,000 in the U.S. in March 2011 for the purchase of Femcare. Please see note 7 below. Due to decreasing loan principal balances on the Femcare acquisition loans, UTMD estimates that its interest expense will be about $285 in 2014.

2)  Investment of excess cash.  Investment income (including gains and losses on sales) in 2013 was $7, compared to $10 in 2012 and $17 in 2011.  Cash in the U.S. is generally currently held in non-interest bearing bank accounts because avoiding the bank operating fees which would result from lower balances more than offsets the interest that can be earned at current interest rates. UTMD estimates investment income will also be $10 in 2014.

3)  Royalties.  Femcare receives a royalty from licensing the use of the Filshie Clip intangibles to COO as part of its U.S. exclusive distribution agreement. Royalties in 2013 were $90 compared to $89 in 2012 and $71 in 2011.  UTMD expects to receive about $92 in Filshie royalties in 2014.  Presently, there are no arrangements under which UTMD is receiving royalties from other parties.

4)  Other NOI.  Income received from renting unused warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees and non-MDET excise taxes, was $(11) in 2013, $71 in 2012 and $10 in 2011.  In 2012, UTMD recognized a tax-effected $177 impairment on its Citigroup stock investment, resulting in a net Other NOI loss of $106 (i.e., a NOE). UTMD expects Other NOI will be about $(19) in 2014.

Income before Taxes (EBT) result from subtracting non-operating expense from operating income. Consolidated EBT was $14,476 in 2013 compared to $14,537 in 2012 and $11,080 in 2011.  EBT margin is EBT divided by total sales.  UTMD’s consolidated EBT margin was 35.7% in 2013, 35.0% in 2012 and 29.3% in 2011.  The EBT of UTMD Ltd. (Ireland) was €854 in 2013, €575 in 2012 and €76 in 2011.  The respective EBT margins of UTMD Ltd. (Ireland) were 25.4% in 2013, 19.4% in 2012 and 4.0% in 2011.  Femcare UK’s 2013 EBT was £3,175 compared to £3,146 in 2012 and £1,567 in 2011; UK EBT margins were 36.4% in 2013, 34.6% in 2012 and 23.3% in 2011.  Femcare AUS’s 2013 EBT was AUD 894 compared to AUD 800 in 2012 and AUD 619 in 2011; AUS EBT margins were 27.7% in 2013, 24.5% in 2012 and 22.2% in 2011.

UTMD is targeting consolidated 2014 EBT in the range of $14.6 to $14.9 million, about a 2% increase compared to 2013 EBT.

e)  Net Income, EPS and ROE.  Net income is EBT minus income taxes, often called the “bottom line”.  Net income was $11,406 in 2013, $10,169 in 2012 and $7,414 in 2011.  The 2013 net income includes a $976 reduction to the 2013 income tax provision as a result of a deferred tax liability (DTL) adjustment.  The DTL was adjusted in compliance with U.S. GAAP by the entire impact of lower future UK corporate tax rates over the remaining almost 12 years of Femcare identifiable intangible asset amortization.  The $976 reduction in income tax provision increased net income by that same amount.  Without the DTL adjustment, 2013 net income would have been $10,430. The effective consolidated corporate income tax provision rate was 21.2% in 2013 (28.0% without the DTL adjustment), 30.0% in 2012 and 33.1% in 2011.  Year to year fluctuations in the tax rate will result from variation in EBT contribution from subsidiaries in jurisdictions with different corporate income tax rates.  Femcare in the UK had an income tax rate of 24% in 1Q 2013 and a rate of 23% for the last three quarters of 2013.  The UK income tax rate of 23% will decline to 21% as of April 1, 2014 and then to 20% as of April 1, 2015. The income tax rate for Femcare Australia has been and will remain at 30%.  Profits of the Ireland subsidiary are taxed at a 12.5% rate on exported manufactured products, and a 25% rate on rental and other types of income including income from domestic sales. EBT contribution of UTMD U.S. operations are currently taxed at a 39% combined Federal and State rate prior to special U.S. tax exclusions such as the manufacturing profit deduction, accelerated depreciation of certain assets and R&D tax credit.  Higher marginal income tax rates would apply for EBT in the U.S. above $10 million.  The possibility of lower corporate income tax rates in the U.S. is not anticipated in UTMD’s projection for 2014. Management expects the 2014 consolidated average income tax provision rate to be slightly lower  than the 28.0% unadjusted 2013 rate due to a further reduction in the UK tax rate.

UTMD’s net income margin (NIM), net income expressed as a percentage of sales, was 28.2% in 2013 (25.8% prior to the DTL adjustment), 24.5% in 2012 and 19.6% in 2011.  UTMD projects its 2014 NIM will be around 26%.  UTMD’s profitability has consistently ranked it in the top performance tier of all U.S. publicly-traded companies, and has been the primary driver for excellent returns on stockholders’ equity (ROE).

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS were $3.022 in 2013 ($2.763 prior to the DTL adjustment), $2.740 in 2012 and $2.034 in 2011.  If UTMD achieves the projections above, EPS in 2014 will be in the range of $2.78 - $2.83/ share.

In summary, management expects revenues, gross profits and operating income about the same in 2014 as they were in 2013, with EBT up about 2%.  Net income and EPS are also projected to be up about 2% compared to 2013 net income and EPS prior to the $976 DTL adjustment.

The 2013-ending weighted average number of diluted common shares (the number used to calculate diluted EPS) was 3,775 (in thousands), compared to 3,711 shares in 2012 and 3,645 shares in 2011.  Dilution for “in the money” unexercised options for the year 2013 was 47 shares, compared to 34 in 2012 and 14 in 2011.  Actual outstanding common shares as of December 31, 2013 were 3,743.

Return on stockholders’ equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated stockholders’ equity during the applicable time period. ROE includes balance sheet measures as well as income statement measures.  ROE for 2013 was 14% (20% before payment of dividends). ROE for 2012 was 14% (22% before payment of dividends), and for 2011 was 10% (19% before payment of dividends). UTMD’s ROE is primarily driven by its high net income margin. UTMD’s 2013 ROE was lower than in 2012 because of a 22% increase in average stockholders’ equity which was offset to a large extent by the $976 addition to net income from the DTL adjustment.  UTMD’s ROE (before dividends) has averaged 29% per year over the last 27 years.  This ratio determines how fast the Company can afford to grow without diluting shareholder interest.  For example, a 29% ROE will financially support 29% annual growth in revenues without having to issue more stock.

Looking forward, without share repurchases, 2014 ROE may be about 17% (before dividends) since average shareholder equity is expected to be about $7 million higher ($10.6 million net income less $3.7 cash dividends) and net income is expected to be about 2% higher.

Liquidity and Capital Resources
Cash Flows.
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, totaled $12,309 in 2013, compared to $13,563 in 2012 and $11,365 in 2011.  The largest changes in 2013 compared to 2012 were a net income increase of $1,237, and uses of cash of $1,090 from increasing inventories compared to decreasing the prior year and $799 from changes in deferred income tax amounts. Other changes were generally consistent with effective working capital management and higher sales activity.

The Company’s payment of $41,084 to acquire Femcare was the most significant use of cash in 2011-2013.  UTMD liquidated a net of $14,655 of investments to help finance the acquisition.  In investing activities, during 2013 UTMD used $339 for capital expenditures, and $5 for intangible assets.  Except for cash requirements related to the acquisition, other uses of cash for investing activities were similar in all three years.  The Company borrowed $26,934 in 2011 to help finance the purchase of Femcare.  In 2013, UTMD paid $3,675 in shareholder cash dividends compared to $3,555 during 2012.

In 2013, UTMD received $787 and issued 40,033 shares of stock upon the exercise of employee and director stock options.  Employees and directors exercised a total of 55,287 option shares in 2013, with 15,254 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options and related taxes.  Option exercises in 2013 were at an average price of $25.37 per share.  The Company received a $281 tax benefit from option exercises in 2013. UTMD did not repurchase any of its own shares in the open market during 2013. By comparison, in 2012, UTMD received $1,803 and issued 78,017 shares of stock upon the exercise of employee and director stock options.  Employees and directors exercised a total of 82,386 option shares in 2012, with 4,369 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  Option exercises in 2012 were at an average price of $23.56 per share.  The Company received a $178 tax benefit from option exercises in 2012. UTMD repurchased 15,000 shares of stock in the open market at a cost of $504 during 2012, an average cost of $33.57 per share. In 2011 UTMD received $485 and issued 21,220 shares of stock upon the exercise of employee stock options.  Option exercises in 2011 were at an average price of $22.87 per share. UTMD did not purchase any of its own shares in the open market during 2011. UTMD received a $34 tax benefit in 2011 from option exercises.

UTMD repaid $3,908 on its notes payable during 2013, compared to $9,093 during 2012 and $5,942 in 2011.  Please see note 7 for a full description of the Femcare loans obtained in 2011. All of UTMD’s notes payable are scheduled to be repaid by April 2016. Cash dividends paid were $3,675 in 2013, compared to $3,555 in 2012 and $3,433 in 2011. UTMD did not borrow during 2013 or 2012.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  In an uncertain economic environment, UTMD’s cash balances allow management to operate with the long-term best interest of stockholders in mind.  Planned 2014 capital expenditures are expected to be less than UTMD’s depreciation of current PP&E.

Management plans to utilize cash not needed to support normal operations in one or a combination of the following:  1) as a first priority, to repay the debt incurred to help finance the 2011 Femcare acquisition, 2) in general, to continue to invest at an opportune time in ways that will enhance future profitability, for example, to purchase a facility in both the UK and Australia specific to UTMD’s needs that will replace leased facilities; 3) to make additional investments in new technology and/or processes; and/or 4) to acquire a product line or company that will augment revenue and eps growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

Management's Outlook.
In 2014 UTMD plans to

1)	continue to exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;
2)	introduce additional gynecology products helpful to clinicians through internal new product development;
3)	continue achieving excellent overall financial operating performance;
4)	utilize positive cash generation to pay down debt, continue cash dividends to stockholders and continue open market share repurchases if/when the UTMD share price seems undervalued; and
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

The Company has a fundamental focus to do an excellent job in meeting customers’ and patients’ needs, while providing stockholders with excellent returns.  In 2013, the value of UTMD’s stock increased 59%.  This compares favorably to an increase of 38% in the NASDAQ Composite Index, an increase of 30% in the S&P 500 Index and a 26% increase in the Dow Jones Industrial Average.  Taking a longer term view, as of the end of 2013 from the end of 1998, the NASDAQ Composite Index was up 91%, the S&P 500 Index was up 40% and the DJIA was up 81%.  In comparison, UTMD’s share price increased 771% over that same fifteen year time span (16% annually compounded increase per year). If additional returns to stockholders from cash dividends are added, shareholder value increased 910% (17% per year). Combining share price appreciation as a result of a long term profitable financial performance with steadily growing quarterly cash dividends paid to stockholders since 2004, longer term UTMD stockholders have certainly experienced excellent returns. Management is committed to continue that performance.

Off Balance Sheet Arrangements
None

Contractual Obligations
The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2013.  Long-term debt obligations are comprised of future payments required to pay off the Femcare notes:
Contractual Obligations and Commitments	Total	2014	2015- 2016	2017- 2018	2019 and thereafter

Long-term debt obligations	$9,551	$4,349	$5,202	$-	$-
Operating lease obligations	1,082	222	127	92	641
Purchase obligations	2,109	1,985	124	-	-
Total	$12,742	$6,556	$5,453	$92	$641

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), and in England denominated in the British Pound (GBP). UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP and the Australian Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7259, .7587 and .7707 EUR per USD as of December 31, 2013, 2012 and 2011, respectively.  Exchange rates were .6034, .6150 and .6436 GBP per USD as of December 31, 2013, 2012 and 2011, respectively. Exchange rates were 1.1201, 0.9621 and 0.9755 AUD per USD on December 31, 2013, 2012 and 2011, respectively. Please see note 1 in Item, 8, below under “Translation of Foreign Currencies” for more information.  UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, or by converting currencies as transactions occur.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The Company's independent registered public accounting firm, Jones Simkins LLC, has audited the Company's internal control over financial reporting as of December 31, 2013, and its report is shown on the next page.

The Norton Practice audited the internal control over financial reporting of Femcare Group Limited as of December 31, 2013, and its report follows the report of Jones Simkins LLC.

By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Utah Medical Products, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits. We did not audit portions of the financial statements and we did not examine the effectiveness of internal control over financial reporting for portions of Femcare Group Limited, a wholly owned subsidiary. The portions not audited by us include assets of $11,459,000 and $7,890,000 as of December 31, 2013 and 2012, respectively, and total revenues of $15,372,000, $16,484,000, and $13,273,000, respectively for each of the years in the three-year period ended December 31, 2013. Those portions of the statements and the effectiveness of internal control over financial reporting were audited by other auditors whose reports have been furnished to us, and our opinions, insofar as they relate to the amounts included for Femcare Group Limited and the effectiveness of Femcare Group Limited’s internal control over financial reporting, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audit and the report of the other auditors, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Jones Simkins LLC

JONES SIMKINS LLC
Logan, Utah
March 4, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited the individual balance sheet of Femcare Group Limited, including its subsidiaries, as of December 31, 2013, 2012 and 2011, and the related statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012 and for the period from March 18, 2011 through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Femcare Group Ltd, including all subsidiaries, as of December 31, 2013, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the period from March 18, 2011 through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Femcare Group Limited’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated 4 March 2014 expressed an unqualified opinion.

/s/ The Norton Practice

The Norton Practice
Reading, United Kingdom

4 March 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited Femcare Group Limited, including its subsidiaries (Femcare Group), internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Femcare Group’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Femcare Group’s internal control over financial reporting based on our audit.

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

In our opinion, Femcare Group Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of Femcare Group Limited, and our report dated March 4th, 2014, expressed an unqualified opinion.

/s/ The Norton Practice

The Norton Practice
Reading, United Kingdom

4 March 2014

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2013 and 2012
(In thousands)
ASSETS	2013	2012
Current assets:
Cash	$14,395	$8,871
Investments, available-for-sale (notes 3 and 4)	56	42
Accounts and other receivables, net (note 2)	4,335	4,341
Inventories (note 2)	4,704	4,353
Prepaid expenses and other current assets	468	477
Deferred income taxes (note 9)	328	451
Total current assets	24,286	18,535
Property and equipment, net (notes 5 and 12)	8,329	8,428
Goodwill (note 6)	15,649	15,488
Other intangible assets (note 6)	42,002	41,242
Other intangible assets - accumulated amortization	(9,556)	(6,758)
Other intangible assets - net (note 2)	32,446	34,484
Total assets	$80,711	$76,935

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$773	$1,000
Accrued expenses (note 2)	2,786	2,821
Current portion of notes payable (note 7)	4,052	4,001
Total current liabilities	7,611	7,823
Notes payable (note 7)	5,065	9,003
Deferred tax liability - intangible assets (note 6)	6,510	7,889
Other long term liabilities	-	363
Deferred income taxes (note 9)	944	884
Total liabilities	20,130	25,963
Commitments and contingencies (notes 8 and 14)	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000 shares
authorized, issued 3,743 shares in 2013 and
3,703 shares in 2012	37	37
Accumulated other comprehensive income	16	(851)
Additional paid-in capital	3,278	2,268
Retained earnings	57,250	49,519
Total stockholders' equity	60,581	50,972

Total liabilities and stockholders' equity	$80,711	$76,935

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011
(In thousands, except per share amounts)
	2013	2012	2011
Sales, net (notes 11, 13 and 14)	$40,493	$41,552	$37,860
Cost of goods sold	16,221	16,245	15,460
Gross profit	24,273	25,307	22,400
Operating expense:
Sales and marketing	2,790	2,711	2,815
Research and development	491	563	518
General and administrative	6,164	6,836	7,225
Operating income	14,828	15,196	11,842
Other income (expense):
Dividend and interest income	7	11	16
Gains and (losses) on investments	-	(1)	1
Royalty income (note 14)	90	89	71
Interest expense	(438)	(652)	(859)
Other, net	(11)	(106)	10
Income before provision for income taxes	14,476	14,537	11,080
Provision for income taxes (note 9)	3,070	4,368	3,666
Net income	$11,406	$10,169	$7,414

Earnings per common share (basic) (note 1):	$3.06	$2.77	$2.04
Earnings per common share (diluted) (note 1):	$3.02	$2.74	$2.03

Other comprehensive income:
Foreign currency translation net of taxes of $0, $0 and $0	$859	$1,862	$(1,628)
Unrealized gain (loss) on investments net of taxes of $6, $123 and $(2)	8	193	(3)
Total comprehensive income	$12,273	$12,224	$5,783

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2013, 2012 and 2011
(In thousands)
	2013	2012	2011
Cash flows from operating activities:
Net income	$11,406	$10,169	$7,414
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	611	653	707
Amortization	2,584	2,613	2,066
(Gain) loss on investments	-	177	(6)
Provision for (recovery of) losses on accounts receivable	10	5	77
Loss on disposal of assets	6	-	-
Deferred income taxes	(1,399)	(600)	(549)
Stock-based compensation expense	28	70	95
(Increase) decrease in:
Accounts receivable	214	675	502
Accrued interest and other receivables	(241)	(204)	(31)
Inventories	(249)	841	(624)
Prepaid expenses and other current assets	7	(125)	529
Increase (decrease) in:
Accounts payable	(216)	50	(1,213)
Accrued expenses	(27)	(570)	2,158
Deferred revenue	(83)	(100)	(66)
Other liability	(339)	(91)	307
Net cash provided by operating activities	12,309	13,563	11,365

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(339)	(254)	(247)
Intangible assets	(5)	(1)	(10)
Purchases of investments	-	-	(500)
Proceeds from the sale of investments	-	47	15,155
Net cash paid in acquisition	-	-	(41,084)
Net cash provided by (used in) investing activities	(344)	(208)	(26,685)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	787	1,803	485
Common stock purchased and retired	-	(504)	-
Payment of taxes for exchange of stock options	(85)	-	-
Tax benefit attributable to exercise of stock options	281	178	34
Proceeds from notes payable	-	-	26,934
Repayments of notes payable	(3,908)	(9,093)	(5,942)
Dividends paid	(3,675)	(3,555)	(3,433)
Net cash provided by (used in) financing activities	(6,600)	(11,171)	18,078

Effect of exchange rate changes on cash	160	153	(41)

Net increase in cash and cash equivalents	5,524	2,336	2,717

Cash at beginning of year	8,871	6,534	3,818

Cash at end of year	$14,395	$8,871	$6,534

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$3,971	$4,423	$2,685
Interest	439	658	860

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2013, 2012 and 2011
(In thousands)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2010	3,619	$36	$107	$(1,275)	$38,924	$37,792
Shares issued upon exercise of employee stock options for cash	21	0	485	-	-	485
Tax benefit attributable to appreciation of stock options	-	-	34	-	-	34
Stock option compensation expense	-	-	95	-	-	95
Foreign currency translation adjustment	-	-	-	(1,628)	-	(1,628)
Unrealized holding gain (loss) from invest- ments, available-for-sale, net of taxes	-	-	-	(3)	-	(3)
Common stock dividends	-	-	-	-	(3,433)	(3,433)
Net income	-	-	-	-	7,414	7,414
Balance at December 31, 2011	3,640	$36	$721	$(2,906)	$42,904	$40,757
Shares issued upon exercise of employee stock options for cash	82	1	1,940	-	-	1,941
Shares received and retired upon exercise of stock options	(4)	(0)	(138)	-	-	(138)
Tax benefit attributable to appreciation of stock options	-	-	178	-	-	178
Stock option compensation expense	-	-	70	-	-	70
Common stock purchased and retired	(15)	(0)	(503)	-	-	(504)
Foreign currency translation adjustment	-	-	-	1,862	-	1,862
Unrealized holding gain (loss) from invest- ments, available-for-sale, net of taxes	-	-	-	193	-	193
Common stock dividends	-	-	-	-	(3,555)	(3,555)
Net income	-	-	-	-	10,169	10,169
Balance at December 31, 2012	3,703	$37	$2,268	$(851)	$49,519	$50,972
Shares issued upon exercise of employee stock options for cash	55	1	1,402	-	-	1,403
Shares received and retired upon exercise of stock options	(15)	(0)	(701)	-	-	(701)
Tax benefit attributable to appreciation of stock options	-	-	281	-	-	281
Stock option compensation expense	-	-	28	-	-	28
Common stock purchased and retired	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	859	-	859
Unrealized holding gain (loss) from invest- ments, available-for-sale, net of taxes	-	-	-	8	-	8
Common stock dividends	-	-	-	-	(3,675)	(3,675)
Net income	-	-	-	-	11,406	11,406
Balance at December 31, 2013	3,743	$37	$3,278	$16	$57,250	$60,581

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

Investments

The Company classifies its investments as “available for sale.”  Securities classified as “available for sale” are carried in the financial statements at fair value.  Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income.  Declines in fair value below cost that are other than temporary are included in operations.  As of December 31, 2013 the Company’s investments are in Citigroup (C).

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

The Company's customer base consists of hospitals, medical product distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies.  Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2013 except under an extreme global financial crisis.

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, trade names, customer relationships, regulatory approvals & product certifications, license rights and non-compete agreements are capitalized and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD’s goodwill is tested for impairment annually, in the fourth quarter of each year, using a fair value measurement test, in accordance with ASC 350. UTMD would also perform an impairment test, between annual tests, if circumstances changed that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determined that its goodwill were impaired, a second step would be completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future.  Estimated future amortization expense on intangible assets currently held, using the 2013 year-end 1.6574 USD/GBP currency exchange rate, is about $2,702 in 2014, $2,701 in 2015, $2,668 in 2016, $2,652 in 2017 and $2,644 in 2018 (see note 2).

Revenue Recognition

The Company recognizes revenue at the time of shipment as title generally passes to the customer at the time of shipment. Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to the Company’s acceptance of an order. Revenue from product and service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured.  There are circumstances under which revenue may be recognized when product is not shipped, which meet the criteria of SAB 104: the Company provides engineering services, for example, design and production of manufacturing tooling that may be used in subsequent UTMD manufacturing of custom components for other companies.  This revenue is recognized when UTMD’s service has been completed according to a fixed contractual agreement.  UTMD includes handling fees charged to customers in revenues.

Note 1 – Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under ASC 740, “Accounting for Income Taxes,” whereby deferred taxes are computed under the asset and liability method.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, in Utah, in the United Kingdom, in Australia and in Ireland.  UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.  In 2010, the Internal Revenue Service (IRS) examined the Company’s federal income tax return for 2008 and did not propose any adjustments.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and any related penalties in income taxes. The Company did not recognize any tax-related interest expense or have any tax penalties in any of the three years 2011 through 2013.

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on previous experience and known risk.  The reserve for legal costs at December 31, 2013 and 2012 was $148 and $200, respectively (see note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:
	2013	2012	2011
Weighted average number of shares outstanding – basic	3,728	3,677	3,631
Dilutive effect of stock options	47	34	14

Weighted average number of shares outstanding, assuming dilution	3,775	3,711	3,645

Presentation of Sales and Similar Taxes

Sales tax on revenue-producing transactions is recorded as a liability when the sale occurs.  UTMD is not required to withhold sales tax on international sales, and at least 90% of domestic 2013 sales were to customers who are tax exempt or who are in jurisdictions where UTMD is not required to withhold sales tax.

Stock-Based Compensation

At December 31, 2013, the Company has stock-based employee compensation plans, which are described more fully in note 10.  The Company accounts for stock compensation under ASC 718, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In 2013, the Company recognized $28 in compensation cost compared to $70 in 2012 and $95 in 2011.

Note 1 – Summary of Significant Accounting Policies (continued)

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

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2013	2012
Accounts and other receivables:
Accounts receivable	$3,754	$3,991
Income tax receivable	620	339
Accrued interest and other	103	142
Less allowance for doubtful accounts	(143)	(132)
Total accounts and other receivables	$4,334	$4,341
Inventories:
Finished products	$1,495	$1,630
Work-in-process	984	938
Raw materials	2,225	1,785
Total inventories	$4,704	$4,353
Other intangible assets:
Patents	$2,076	$2,070
Non-compete agreements	166	163
Trademarks & trade names	12,102	11,877
Customer relationships	11,850	11,625
Regulatory approvals & product certifications	15,808	15,507
Total other intangible assets	42,002	41,242
Accumulated amortization	(9,556)	(6,758)
Other intangible assets, net	$32,446	$34,484
Accrued expenses:
Income taxes payable	$1,237	$1,382
Payroll and payroll taxes	1,103	875
Reserve for litigation costs	148	200
Other	298	364
Total accrued expenses	$2,786	$2,821

Note 3 – Investments

The Company’s investments, classified as available-for-sale consist of the following:

	December 31,
	2013	2012

Investments, at cost	$42	$42
Equity securities:
-Unrealized holding gains	14	-
-Unrealized holding (losses)	-	-

Investments, at fair value	$56	$42

Changes in the unrealized holding loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	December 31,
	2013	2012

Balance, beginning of year	$-	$(193)
Realized (gain)/loss from securities included in beginning balance	-	12
Gross unrealized holding gains (losses) in equity securities	14	14
Impairment loss	-	290
Deferred income taxes on unrealized holding gain	(6)	(123)

Balance, end of year	$8	$-

During 2013, 2012 and 2011, UTMD had proceeds from sales of available-for-sale securities of $0, $47 and $15,155, respectively.

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

The Company uses the following valuation techniques to measure fair value for its assets and liabilities:

Level 1 -	Quoted market prices in active markets for identical assets or liabilities;
Level 2 -	Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs);
Level 3 -	Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table provides financial assets carried at fair value measured as of December 31 for the past two years:

	Level 1		Levels 2 & 3		Total
	2013	2012	2013	2012	2013	2012
Equities	56	42	-	-	56	42
Total	$56	$42	-	-	$56	$42

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes.  Detail on investments is provided in note 3 above.  The Company estimates that the fair value of all financial instruments at December 31, 2013 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 5 – Property and Equipment

Property and equipment consists of the following:
	December 31,
	2013	2012

Land	$1,399	$1,379
Buildings and improvements	10,662	10,385
Furniture, equipment and tooling	15,560	15,347
Construction-in-progress	33	49
Total	27,654	27,160

Accumulated depreciation	(19,325)	(18,732)

Property and equipment, net	$8,329	$8,428

Included in the Company’s consolidated balance sheet are the assets of its manufacturing and administrative facilities in Utah, England, Australia and Ireland.  Property and equipment, by location, are as follows:

	December 31, 2013
	Utah	England	Australia	Ireland	Total

Land	$926	$-	$-	$473	$1,399
Building and improvements	5,614	-	-	5,048	10,662
Furniture, equipment and tooling	13,650	739	24	1,147	15,560
Construction-in-progress	25	4	1	3	33
Total	20,215	744	25	6,671	27,654

Accumulated depreciation	(16,179)	(300)	(5)	(2,841)	(19,325)

Property and equipment, net	$4,036	$444	$20	$3,829	$8,329

	December 31, 2012
	Utah	England	Ireland	Total

Land	$926	$-	$453	$1,379
Building and improvements	5,589	-	4,796	10,385
Furniture, equipment and tooling	13,664	691	992	15,347
Construction-in-progress	33	-	16	49
Total	20,212	691	6,257	27,160

Accumulated depreciation	(15,970)	(209)	(2,553)	(18,732)

Property and equipment, net	$4,242	$482	$3,704	$8,428

Note 6 – Acquisition

On March 18, 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  The acquisition was accretive to financial performance in 2013, 2012 and 2011.

A one-year measurement period was initially established during which UTMD could make residual adjustments to valuations of assets and liabilities. During 2011, residual adjustments to initial valuations for prepaid expenses, goodwill and accrued expenses were made, but no adjustment was made to the purchase price or the value of identifiable intangibles. The adjustment period has expired.

A two-year escrow was set aside from the purchase price to back the warranties and representations of the sellers. No claims against the escrow were made by UTMD and the escrow has been released.

Note 6 – Acquisition (continued)

The March 18, 2011 purchase price was allocated as follows:

Assets Acquired
Accounts receivable	$2,176
Prepaid expenses	773
Inventory	1,319
Property and equipment	606
Identifiable intangibles
Patents	97
Non-compete agreements	162
Trademarks, trade names	11,559
Customer relationships	11,559
Regulatory approvals & product certifications	15,419
Goodwill	8,249
Total assets acquired	$51,919

Liabilities Assumed
Accounts payable	$1,107
Accrued expenses	644
Deferred tax liability	9,084
Total liabilities assumed	$10,835

Net assets acquired	$41,084

Note 7 – Long-term Debt

In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.05 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below UTMD’s TNW at closing on March 18, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less. UTMD is in compliance with all of the loan financial covenants at December 31, 2013. Based on UTMD’s financial position, the bank’s margin was 2.00% at December 31, 2013. The principal balance on this note at December 31, 2013 was $3,150.

In March 2011, the Company also obtained a $12,934 loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the loan are the same as those listed above for the $14,000 U.S. loan.  The principal balance on this note at December 31, 2013 was $5,967.

The following table shows estimated minimum required principal reduction of the notes during the next five years using the December 31, 2013 interest and currency exchange rates and starting with the December 31, 2013 balance of $9,117:

				Ending
Year	Payments	Interest	Principal	Balance

2014	$4,349	$297	$4,052	$5,065
2015	4,182	130	4,052	1,013
2016	1,020	7	1,013	-
2017	-	-	-	-
2018	-	-	-	-
Total	$9,551	$434	$9,117

Note 8 – Commitments and Contingencies

Operating Leases

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991.  On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index.  The Company currently leases its UK and Australia facilities, and some of the automobiles for employees in England and Ireland. Rent expense charged to operations under these operating lease agreements was approximately $219, $258 and $194 for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2013 were as follows:

Years ending December 31:	Amount

2014	$222
2015	83
2016	44
2017	46
2018	46
Thereafter	641

Total future minimum lease payments	$1,082

Purchase Obligations

The Company has obligations to purchase raw materials for use in its manufacturing operations.  The Company has the right to make changes in, among other things, purchase quantities, delivery schedules and order acceptance.  As of the end of 2013, the Company had executed a purchase agreement for a facility in Australia scheduled to close in early 2014 in the amount of $478 before closing costs.

Product Liability

Except for its Femcare subsidiaries, the Company is self-insured for product liability risk. “Product liability” is an insurance industry term for the cost of legal defense and possible damages awarded as a result of use of a company’s product during a procedure which results in an injury of a patient.  The Company maintains a reserve for product liability litigation and damages consistent with its previous long-term experience.  Actual product liability litigation costs and damages during the last three reporting years have been immaterial, which is consistent with the Company’s overall history. Femcare product liability indemnity limit is £5 million each claim and in the annual aggregate.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at December 31, 2013 or December 31, 2012.

Litigation

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  Presently, there is no litigation for which the Company believes the outcome may be material to its financial results. The Company applies its accounting policy to accrue legal costs that can be reasonably estimated.

Note 8 – Commitments and Contingencies (continued)

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

Note 9 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:
	December 31,
	2013		2012
	Current	Long-term	Current	Long-term

Inventory write-downs and differences due to UNICAP	$82	$-	$75	$-
Allowance for doubtful accounts	27	-	22	-
Accrued liabilities and reserves	57	-	122	-
Other - foreign	55	(85)	119	(86)
Depreciation and amortization	-	(7,369)	-	(8,687)
Unrealized investment loss	107	-	113	-
Deferred income taxes, net	$328	$(7,454)	$451	$(8,773)

The components of income tax expense are as follows:
	Years ended December 31,
	2013	2012	2011

Current	$4,266	$4,960	$4,287
Deferred	(1,196)	(592)	(621)

Total	$3,070	$4,368	$3,666

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:
	Years ended December 31,
	2013	2012	2011

Federal income tax expense at the statutory rate	$2,580	$2,741	$2,650
State income taxes	250	266	257
Foreign income taxes (blended rate)	542	1,603	877
ETI, manufacturing deduction and tax credits	(244)	(266)	(270
Other	(58)	24	152

Total	$3,070	$4,368	$3,666

The domestic and foreign components of income before income tax expense were as follows:
	Years ended December 31,
	2013	2012	2011
Domestic	$7,587	$7,989	$7,795
Foreign	6,889	6,548	3,285

Total	$14,476	$14,537	$11,080

Note 10 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 190,978 shares of common stock, of which 90,978 are outstanding as of December 31, 2013.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of shareholder value.  Changes in stock options were as follows:

		Price Range
	Shares	Per Share
2013
Granted	0	$-	$-
Expired or canceled	3,262	17.71 -	33.30
Exercised	55,287	17.71 -	33.30
Total outstanding at December 31	90,978	18.00 -	33.30
Total exercisable at December 31	76,948	18.00 -	33.30

2012
Granted	13,000	$33.30 -	$33.30
Expired or canceled	19,393	24.00 -	28.13
Exercised	82,386	15.01 -	31.33
Total outstanding at December 31	149,527	17.71 -	33.30
Total exercisable at December 31	120,420	17.71 -	31.33

2011
Granted	67,200	$26.52 -	$26.75
Expired or canceled	24,612	24.00 -	31.33
Exercised	21,220	9.13 -	25.59
Total outstanding at December 31	238,306	15.01 -	31.33
Total exercisable at December 31	172,027	15.01 -	31.33

For the years ended December 31, 2013, 2012 and 2011, the Company reduced current income taxes payable and increased additional paid-in capital by $281, $178 and $34, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2013, the Company recognized $28 in equity compensation cost, compared to $70 in 2012 and $95 in 2011.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2013		2012	2011

Expected dividend amount per quarter	$	n/a	$0.2571	$0.2449
Expected stock price volatility			22.8%	22.8%
Risk-free interest rate			0.54%	1.19%
Expected life of options			3.8 years	3.6 years

The per share weighted average fair value of options granted during 2012 and 2011 is $3.92 and $3.09, respectively.  No options were granted in 2013.

Note 10 – Options (continued)

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

The following table summarizes information about stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$18.00-24.00	30,535	4.33	$23.23	30,535	$23.23
25.59-25.59	4,199	0.08	25.59	4,199	25.59
26.52-33.30	56,244	5.58	29.78	42,214	29.46

$18.00-33.30	90,978	4.91	$27.39	76,948	$26.78

Note 11 – Geographic Information

The Company had sales in the following geographic areas based on the customer’s country of domicile:

	2013	2012	2011

United States	$18,965	$19,961	$18,853
Europe	9,077	9,286	7,821
Other	12,451	12,305	11,186

Note 12 – Long-lived Assets by Geographic Area

The Company’s long-lived assets by geographic area were as follows:
	2013	2012	2011

United States	$11,355	$11,590	$11,885
England	41,216	43,106	43,740
Ireland	3,829	3,704	3,748
Other	24	0	0

Note 13 – Revenues by Product Category

The Company had revenues in the following product categories:

Product Category	2013	2012	2011

Obstetrics	$5,085	$5,194	$5,742
Gynecology/Electrosurgery/Urology	22,687	23,142	19,196
Neonatal	5,920	6,539	6,951
Blood Pressure Monitoring and Accessories	6,801	6,677	5,971

Note 14 - Product Sale and Purchase Commitments

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

In 2013, 2012 and 2011, UTMD received royalties of $90, $89 and $71, respectively, for the use of intellectual property of Filshie Clip System as part of Femcare’s exclusive U.S. distribution agreement with Cooper Surgical, Inc.

Note 15 – Employee Benefit Plans

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and contributory retirement plans for Ireland and UK employees.  The Company’s matching contribution is determined annually by the board of directors.  Company contributions were approximately $138, $161 and $209 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 16 – Recent Accounting Pronouncements

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

Note 17 – Subsequent Events

The Company evaluated its December 31, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

During 2013, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2013, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2013.  Jones Simkins LLC, the independent registered public accounting firm of the Company, has audited the effectiveness of the Company's internal control over financial reporting. The Norton Practice, the independent registered public accounting firm of Femcare Group Limited (Femcare Group) has audited the effectiveness of Femcare Group’s internal control over financial reporting. Management's report, and the reports of Jones Simkins LLC and The Norton Practice appear on pages 32 through 36 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2013, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2014 annual meeting of shareholders under the captions,

●	“PROPOSAL NO. 1. ELECTION OF DIRECTORS: General,” and “Directors and Nominees,”

●	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS,” and

●	“EXECUTIVE OFFICER COMPENSATION: 2014 Director Compensation,”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2014 annual meeting of shareholders under the captions,

●	“EXECUTIVE OFFICER COMPENSATION,”

●	COMPENSATION DISCUSSION AND ANALYSIS,” and

●	BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Compensation and Option Committee Interlocks and Insider Participation,” specifically excluding the “Report of the Compensation Committee”

is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement of the registrant for the 2014 annual meeting of shareholders under the captions,

●	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and

●	“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2014 annual meeting of shareholders under the captions,

●	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

●	“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2014 annual meeting of shareholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2014 annual meeting of shareholders under the caption “PROPOSAL NO 2. RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: Fees billed by Jones Simkins LLC,” “Audit Committee Policy and Approval,” and “Auditor Independence” are incorporated herein by reference.

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

3.     Exhibits.
Exhibit #	SEC Reference #	Title of Document	Location
1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3	3	Bylaws	Incorporated by Reference (2)
4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (4)
5	4	Designation of Rights, Privileges, and Preferences of Series “A” Preferred Stock	Incorporated by Reference (3)
6	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (5)
7	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (5)
8	10	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (6)
9	10	Utah Medical Products, Inc., 2013 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (7)
10	10	Agreement relating to the sale and purchase of the whole of the issued share capital of Femcare Group Limited dated 18 March 2011	Incorporated by Reference (8)
11	10	Credit Agreement dated as of March 17, 2011 among Utah Medical Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Lender	Incorporated by Reference (8)
12	10	Facility Agreement dated 18 March 2011 for Femcare Group Limited as Borrower with JPMorgan Chase Bank, N.A., London Branch as Lender	Incorporated by Reference (8)
13	10	First Modification Agreement dated as of September 23, 2011 among Utah Medical Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Lender	Incorporated by Reference (9)
14	10	Second Modification Agreement dated as of December 7, 2012 among Utah Medical Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Lender	Incorporated by Reference (10)
15	10	Summary of Officer and Director Compensation	This Filing

Exhibit #	SEC Reference #	Title of Document	Location
16	21	Subsidiaries of Utah Medical Products, Inc.	Incorporated by Reference (7)
17	23	Consent of Jones Simkins LLC, Company’s independent auditors for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	This Filing
18	23	Consent of The Norton Practice, Femcare Group Limited’s independent auditors for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	This Filing
19	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
20	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
21	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
22	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
101.ins		XBRL Instance Document	This Filing
101.xsd		XBRL Taxonomy Extension Schema Document	This Filing
101.cal		XBRL Taxonomy Extension Calculation Linkbase Document	This Filing
101.def		XBRL Taxonomy Extension Definition Linkbase Document	This Filing
101.tab		XBRL Taxonomy Extension Label Linkbase Document	This Filing
101.pre		XBRL Taxonomy Extension Presentation Linkbase Document	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on February 13, 2014.

(3)	Incorporated by reference from the Company’s registration statement on form S-8 filed with the Commission effective February 10, 1995.

(4)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on October 1, 2004.

(5)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(6)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(7)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2012.

(8)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on March 23, 2011.

(9)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on September 26, 2011.

(10	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on December 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 12th day of March, 2014.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 12th day of March, 2014.

By:	/s/ James H. Beeson
James H. Beeson, Director

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell, Chief Executive Officer & Director

By:	/s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By:	/s/ Barbara A. Payne
Barbara A. Payne, Director

By:	/s/ Paul O. Richins
Paul O. Richins, Principal Financial and Accounting Officer & Director