Form 10-Q
period 2014-03-31
UTAH MEDICAL PRODUCTS INC
filed 2014-05-07
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2014	Commission File No. 0-11178

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:    (801) 566-1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 6, 2014: 3,758,900.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2014 AND DECEMBER 31, 2013
(in thousands)

	(unaudited)	(audited)
ASSETS	MARCH 31, 2014	DECEMBER 31, 2013
Current assets:
Cash	$15,038	$14,395
Investments, available-for-sale	51	56
Accounts & other receivables, net	5,075	4,335
Inventories	5,292	4,704
Other current assets	875	796
Total current assets	26,332	24,286

Property and equipment, net	8,904	8,329

Goodwill	15,699	15,649

Other intangible assets	42,239	42,002
Other intangible assets - accumulated amortization	(10,280)	(9,556)
Other intangible assets, net	31,959	32,446
Total assets	$82,894	$80,711

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$758	$773
Accrued expenses	3,720	2,786
Current portion of notes payable	4,068	4,052
Total current liabilities	8,546	7,611

Notes payable	4,068	5,065

Deferred tax liability - intangible assets	6,394	6,510
Other long term liabilities	-	-
Deferred income taxes	949	944
Total liabilities	19,956	20,130

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - March 31, 2014, 3,756 shares and December 31, 2013, 3,743 shares	38	37
Accumulated other comprehensive income	264	16
Additional paid-in capital	3,602	3,278
Retained earnings	59,034	57,250
Total stockholders' equity	62,938	60,581

Total liabilities and stockholders' equity	$82,894	$80,711

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013

Sales, net	$9,827	$10,374

Cost of goods sold	3,777	4,093
Gross profit	6,050	6,281

Operating expense
Selling, general and administrative	2,084	2,269
Research & development	123	123
Total	2,207	2,392
Operating income	3,843	3,889

Other income (expense)	(61)	(102)
Income before provision for income taxes	3,782	3,787

Provision for income taxes	1,060	1,052
Net income	$2,722	$2,735

Earnings per common share (basic)	$0.73	$0.74
Earnings per common share (diluted)	$0.72	$0.73

Shares outstanding - basic	3,750	3,711
Shares outstanding - diluted	3,787	3,757

Other comprehensive income:
Foreign currency translation net of taxes of $0 and $0	$251	$(2,516)
Unrealized gain (loss) on investments net of taxes of $(2) and $2	(3)	3
Total comprehensive income	$2,971	$222

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013
(in thousands - unaudited)

	MARCH 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,722	$2,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	156	155
Amortization	682	639
(Gain) loss on investments	-	-
Provision for (recovery of) losses on accounts receivable	1	(0)
(Gain) loss on disposal of assets	-	0
Deferred income taxes	(192)	(177)
Stock-based compensation expense	6	7
Changes in operating assets and liabilities:
Accounts receivable	(735)	(958)
Accrued interest and other receivables	19	(171)
Inventories	(518)	(82)
Prepaid expenses and other current assets	(32)	22
Accounts payable	(18)	184
Accrued expenses	(169)	390
Deferred revenue	-	(25)
Other liability	-	-
Total adjustments	(801)	(16)
Net cash provided by operating activities	1,922	2,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(658)	(52)
Intangible assets	-	-
Purchases of investments	-	-
Proceeds from sale of investments	-	-
Net cash used in investing activities	(658)	(52)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	245	340
Common stock purchased and retired	-	-
Payment of taxes for exchange of stock options	-	(90)
Tax benefit attributable to exercise of stock options	74	175
Repayment of notes payable	(1,012)	(969)
Dividends paid	-	-
Net cash provided by (used in) financing activities	(694)	(544)

Effect of exchange rate changes on cash	73	(124)

Net increase in cash and cash equivalents	643	1,999

Cash at beginning of period	14,395	8,871

Cash at end of period	$15,038	$10,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$516	$-
Cash paid during the period for interest	88	122

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)       The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

(2)       Inventories at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013

Finished goods	$1,884	$1,495
Work-in-process	996	984
Raw materials	2,412	2,225
Total	$5,292	$4,704

(3)      Stock-Based Compensation. At March 31, 2014, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2014 and 2013, the Company recognized $6 and $7, respectively, in stock based compensation cost.

(4)      Notes payable.  In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan principal in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.15 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below TNW at closing on March 18, 2011, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less. UTMD is in compliance with all of the loan financial covenants at March 31, 2014. Based on UTMD’s financial position, the bank’s margin was 2.00% at March 31, 2014. The principal balance on this note at March 31, 2014 was $2,800.

In March 2011, the Company also obtained a $12,934 loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the UK loan are the same as those listed above for the $14,000 U.S. loan.  The principal balance on this note at March 31, 2014 was $5,335.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2013 or March 31, 2014.

(6)       Investments.  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	1Q 2014	1Q 2013

Balance, beginning of period	$8	$-
Realized loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	(5)	5
Deferred income taxes on unrealized holding (gain) loss	2	(2)
Balance, end of period	$5	$3

(7)      Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of March 31, 2014:

		Fair Value Measurements Using
Description	Total Fair Value at 3/31/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )

Equities	$51	$51	$0	$0

(8)       Subsequent Events. UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

UTMD manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2013 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per-share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; GBP = UK Pound Sterling; and Euro = Euros.

Analysis of Results of Operations

a)     Overview

In the first calendar quarter (1Q) of 2014, UTMD maintained income before tax, net income and earnings per share consistent with the same quarter in 2013, despite five percent lower sales.  This was achieved because profit margins improved in all income statement categories compared to the same quarter in the prior year, as follows:

	1Q 2014	1Q 2013

Gross Profit Margin (gross profits/ sales):	61.6%	60.5%
Operating Profit Margin (operating profits/ sales):	39.1%	37.5%
EBT Margin (profits before income taxes/ sales):	38.5%	36.5%
Net Profit Margin (profit after taxes/ sales):	27.7%	26.4%

Income statement results in 1Q 2014 compared to the same period of 2013 were as follows:

	1Q 2014	1Q 2013	change

Net Sales	$9,827	$10,374	(5.3%)
Gross Profit	6,050	6,281	(3.7%)
Operating Income	3,843	3,889	(1.2%)
Income Before Tax	3,782	3,787	(0.1%)
Net Income	2,722	2,735	(0.5%)
Earnings per Share	.719	.728	(1.2%)

As noted in UTMD’s 2013 SEC Form 10-K filed in March 2014, the company had projected lower sales to its two largest international customers for blood pressure monitoring (BPM) kits manufactured in Ireland, as a result of a lack of usual annual forecasts and lower backlog at the beginning of the year. Backlog is defined as formal orders for devices placed by customers which have been accepted by UTMD with committed future delivery dates. UTMD’s backlog at the beginning of the year with delivery dates within 1Q 2014 was $384 lower than in the previous year.  As indicated in the table above, total consolidated sales in 1Q 2014 were $547 lower than in 1Q 2013.  Sales to the two noted international distributors were $634 lower in 1Q 2014 compared to 1Q 2013.

UTMD’s 1Q 2014 Gross Profit Margin (GPM) was substantially higher than in 1Q 2013 due to a more favorable product mix.  The GPM of BPM kits sold to foreign distributors is low.

Operating expenses were $2,207 (22.5% of sales) in 1Q 2014 compared to $2,392 (23.1% of sales) in 1Q 2013. Average quarterly operating expenses were $2,361 (23.3% of sales) in the full year of 2013.  The lower 1Q 2014 expenses were essentially due to UTMD operating its own subsidiary in Australia, beginning in December 2013, instead of through a third party service provider.

Income before taxes (EBT) was $3,782 (38.5% of sales) in 1Q 2014 compared to $3,787 (36.5% of sales) in 1Q 2013.  Average quarterly EBT was $3,619 (35.7% of sales) in the full year of 2013.  In addition to the higher GPM and lower operating expenses, 1Q 2014 EBT benefited from lower interest expense on lower loan principal balances.

Net Income (NP) was $2,722 (27.7% of sales) in 1Q 2014 compared to $2,735 (26.4% of sales) in 1Q 2013. The higher NP margin was consistent with the higher GPM, operating income margin and EBT margin, as noted above. The average consolidated income tax provision (as a % of EBT) in 1Q 2014 was 28.0% compared to 27.8% in 1Q 2013.

Earnings per share (EPS) were $.719 in 1Q 2014 compared to $.728 in 1Q 2013. Diluted shares used to calculate EPS increased to 3,786,700 in 1Q 2014 from 3,756,900 in 1Q 2013 due to the exercise of employee options and the higher dilution factor applied to unexercised options as a result of a higher average market price of UTMD stock. The number of shares added to outstanding shares as a dilution factor in 1Q 2014 was 37,000 compared to 45,500 in 1Q 2013.

The changes in UTMD’s Balance Sheet at March 31, 2014 from December 31, 2013 resulted primarily from continued excellent cash generation from operations, reduction in debt, higher finished goods inventory due to the delay in the shipment of completed BPM kits to UTMD Ireland’s largest BPM customer located in China, a delay in payment of estimated income taxes until April (the following quarter) in contrast to other quarters in which estimated income tax payments are made within the same quarter, and the early payment of the 4Q 2013 cash dividend to shareholders in December 2013 instead of January 2014, in contrast to other quarters in which the dividend is paid in the following quarter.

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

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK and Australia, UTMD generally accepts orders directly from and ships directly to end user clinical facilities, as well as third party med/surg distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 14% of UTMD’s domestic end user sales go through third party med/surg distributors which contract separately with U.S. clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale are substantially the same in the U.S., Ireland, UK and Australia.

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

Total 1Q 2014 consolidated sales were $547 (5%) lower than in 1Q 2013.

U.S. domestic sales, which include direct sales to U.S. clinical users, sales of the Filshie Clip System to CooperSurgical, Inc. (CSI) and sales to U.S. OEM customers were $4,841 in 1Q 2014 (3% lower) compared to $5,012 in 1Q 2013. Domestic sales excluding UTMD’s Femcare UK subsidiary sales to CSI in the U.S. were $269 lower (7%) than in 1Q 2013. Under Obamacare, the centralization of procurement and pressure to lower utilization of specialized devices in U.S. hospitals continues to constrain UTMD’s domestic direct distribution.

International sales in 1Q 2014 were $376 (7%) lower than in 1Q 2013. As noted above, sales to two international distributors of BPM kits were $634 lower. On the positive side, during 1Q 2014 UTMD received formal orders from one of the two international BPM distributors for shipment later in 2014, the sum of which exceed its total demand for UTMD BPM kits in all of 2013.  In 1Q 2014, because of a lower beginning backlog, actual sales to that distributor were $219 lower (at the 1Q 2014 average Euro/USD foreign exchange rate) than in 1Q 2013.

Ironically, UTMD Ireland’s BPM kit customer in China did have a $396 beginning of year 1Q 2014 backlog, but UTMD did not make the shipment representing about 4% of total consolidated 1Q sales. The BPM kits were finished and ready for shipment as committed by UTMD.  However, UTMD does not extend credit to this customer, and ships product only after receipt of payment, which payment was not made in 1Q 2014 as committed by the distributor. The distributor has recommitted to make payment within 2Q 2014, but that remains to be seen. This distributor, which purchased $1.6 million in BPM kits from UTMD Ireland in 2013, has yet to provide an annual 2014 forecast.  This circumstance largely explains differences in 1Q 2014 compared to 1Q 2013 in three key financial measures – lower sales, higher average gross profit margin and higher ending finished goods inventory balance. UTMD management is aware that its conservative credit policy requiring payment before shipment from certain foreign distributors allows a risk that those customers may delay committed delivery schedules, affecting planned revenues.

As both distributors noted above purchase BPM kits manufactured in Ireland, trade sales by UTMD Ireland were $604 in 1Q 2014 compared to $1,187 in 1Q 2013, $583 lower (49% lower in USD terms) even though the Euro was about 5% stronger. In Euro terms, Ireland trade sales were 52% lower.

Sales by UTMD’s UK subsidiary, Femcare-Nikomed Ltd, were $3,610 in 1Q 2014 compared to $3,355 in 1Q 2013 (8% higher in USD terms).  A 7% higher GBP relative to the USD contributed to the increase.  However, UK subsidiary sales to its largest customer, CSI, which represented 33% of its trade sales, are in fixed USD currency.  UK subsidiary sales of its Filshie Clip System to CSI were $1,207 in 1Q 2014 compared to $1,108 in 1Q 2013 (9% higher).

UTMD’s Australia subsidiary, Femcare Australia Pty Ltd, had an excellent sales quarter in its first full calendar quarter managed by UTMD’s own employees. Sales in 1Q 2014 were 793 AUD compared to 697 AUD in 1Q 2013, 96 AUD higher (14% higher).  However, because the AUD was 13% weaker relative to the USD in 1Q 2014 compared to 1Q 2013, the significant AUD increase did not translate into an increase in USD terms.  In USD terms, sales in 1Q 2014 were $713 compared to $723 in 1Q 2013.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of international sales:

Global revenues by product category:

	1Q 2014%		1Q 2013%

Obstetrics	$1,169	12	$1,213	12
Gynecology/ Electrosurgery/ Urology	6,121	62	5,876	56
Neonatal	1,273	13	1,543	15
Blood Pressure Monitoring and Accessories*	1,264	13	1,742	17
Total:	$9,827	100	$10,374	100

*includes molded components sold to OEM customers.

International revenues by product category:

	1Q 2014%		1Q 2013%

Obstetrics	$168	3	$130	3
Gynecology/ Electrosurgery/ Urology	3,896	78	3,708	69
Neonatal	302	6	382	7
Blood Pressure Monitoring and Accessories*	620	13	1,142	21
Total:	$4,986	100	$5,362	100

*includes molded components sold to OEM customers.

c)     Gross Profit

Gross profit (GP) results from subtracting the cost of manufacturing products (direct materials, direct labor and manufacturing overhead), or the purchase price of finished products which are resold, from revenues.  UTMD’s gross profit margin (GPM) is gross profit as a percentage of revenues.  In 1Q 2014, GP were $6,050 (61.6% GPM) compared to $6,281 (60.5% GPM) in 1Q 2013. The higher GPM was essentially due to a more favorable product mix, as BPM kit sales to foreign distributors, which were substantially lower compared to a year earlier, have significantly lower GPMs than other product categories.

d)    Operating Income

Operating income (OP) is the profit remaining after subtracting operating expenses from GP.  UTMD’s operating profit margin (OPM) is its operating income divided by revenues.  OP in 1Q 2014 was $3,843 (39.1% OPM) compared to $3,889 (37.5% OPM) in 1Q 2013.  Consolidated operating expenses were $185 lower in 1Q 2014 compared to 1Q 2013. The difference is due to lower Australia subsidiary operating expenses, which were $191 lower in 1Q 2014 compared to 1Q 2013, helped by an AUD which was 13% weaker relative to the USD.  Since UTMD is planning on adding more people in Australia and anticipating that the AUD may strengthen somewhat over the .899 USD/AUD conversion rate of 1Q 2014, the lower Australia subsidiary operating expense benefit for the remainder of 2014 should be less than it was in 1Q 2014.

Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.

Consolidated S&M expenses in 1Q 2014 were $542 (5.5% of sales) compared to $669 (6.4% of sales) in 1Q 2013.
S&M expenses in 1Q 2014 included $66 in U.S. Medical Device Excise Tax (MDET) compared to $75 in 1Q 2013, due to lower U.S. domestic sales of medical devices.  The MDET, imposed as a component of the Patient Protection and Affordable Care Act (Obamacare), is levied as a 2.3% excise tax on domestic sales of medical devices. Australia 1Q 2014 S&M expenses were $97 lower than in 1Q 2013.

S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s products since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have agreements in the U.S. and UK under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of  instruction materials developed for the use of its products. UTMD provides customer support from offices in the U.S., UK, Ireland and Australia by telephone, and employed representatives on a geographically dispersed basis, to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians.  All inservice and training expenses are routinely expensed as they occur.  All of these services are allocated from S&M overhead costs included in Operating Expenses.  Historically, marginal consulting costs have been immaterial to financial results.

R&D expenses were $123 (1.2% of sales) in both 1Q 2014 and 1Q 2013.

Consolidated G&A expenses in 1Q 2014 were $1,542 (15.7% of sales) compared to $1,600 (15.4% of sales) in 1Q 2013. The G&A expenses in 1Q 2014 included $668 (6.8% of sales) of non-cash expense from the amortization of identifiable intangible assets resulting from the Femcare acquisition in 2011, which were $625 (6.0% of sales) in 1Q 2013.  The higher USD amortization expense was the result of a stronger GBP, as the expense was 404 GBP in both periods. The overall lower G&A expenses were primarily due to $94 lower G&A expenses in Australia.

In addition to litigation costs, G&A expenses include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $6 in 1Q 2014 compared to $7 in 1Q 2013.

Summary comparison of consolidated operating expenses:

	1Q 2014	1Q 2013

S&M Expense	$542	$669
R&D Expense	123	123
G&A Expense	1,542	1,600
Total Operating Expenses:	$2,207	$2,392

e)     Non-operating income/ expense

Non-operating income (NOI) includes income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology.  Non-operating expense (NOE) includes loan interest and bank fees.  UTMD’s reported NOE is the net of its NOI and NOE. The net is a NOE because the amount of interest that UTMD has paid on bank loans since the 2011 Femcare acquisition exceeds the sum of all of its NOI. (Net) NOE in 1Q 2014 was $61 compared to $102 in 1Q 2013. The decrease was primarily due to $35 lower interest expense.  In the absence of helping fund additional acquisitions of assets that improve shareholder value with additional debt, NOE will continue to decline as UTMD continues to repay its current bank loans.

f)      Income Before Income Taxes

Income before taxes (EBT) results from subtracting NOE from OP. EBT Margin (EBTM) is EBT divided by revenues.  1Q 2014 consolidated EBT was $3,782 (38.5% EBTM) compared to $3,787 (36.5% EBTM) in 1Q 2013. The EBT of UTMD Ltd. (Ireland) was 88 Euro (18.6% EBTM) in 1Q 2014 compared to 227 Euro (24.5% EBTM) in 1Q 2013. The EBT of Femcare (Femcare-Nikomed Ltd., UK and Femcare Australia Pty Ltd) was 1,159 GBP (41.2% EBTM) in 1Q 2014 compared to 1,030 GBP (36.7% EBTM) in 1Q 2013.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2014 consolidated EBT plus interest expense were $4,713 compared to $4,710 in 1Q 2013.

g)     Net Income

Net income (NP) is EBT minus a provision for income taxes.  NP divided by revenues is UTMD’s net income margin (NPM). UTMD’s consolidated NP was $2,722 (27.7% NPM) in 1Q 2014 compared to $2,735 (26.4% NPM) in 1Q 2013.  The improvement in 1Q 2014 NPM compared to 1Q 2013 was due to the improvement in profit margins described above.  The average consolidated income tax provision (as a % of EBT) was 28.0% in 1Q 2014 compared to 27.8% in 1Q 2013.

UTMD’s combined state and federal income tax rate in the U.S. after all allowable deductions was 33.9% in 1Q 2014 compared to 33.1% in 1Q 2013.  The corporate income tax rate in the UK was 23% in 1Q 2014 compared to 24% in 1Q 2013.  As of April 1, 2014, the UK corporate tax rate will be reduced again, from 23% to 21%, which will further benefit UTMD’s NPM during the remainder of 2014.  The income tax rate in Australia has been and remains 30%. UTMD Ltd (Ireland) tax provision rate was 14.5% in 1Q 2014 and 13.2% in 1Q 2013.  The combined income tax provision rate was slightly higher in 1Q 2014 compared to 1Q 2013, despite the lower rate in the UK, because UTMD Ltd (Ireland) EBT, taxed at the lowest rate of all sovereignties, was only 3% of total EBT in 1Q 2014 compared to 8% in 1Q 2013.

h)     Earnings Per Share

Earnings per share (EPS) are consolidated NP divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Diluted EPS were $0.719 in 1Q 2014 compared to $0.728 in 1Q 2013.  EPS for the most recent twelve months were $3.01.

Weighted average number of diluted common shares (the number used to calculate diluted EPS) in 1Q 2014 were 3,786,700 compared to 3,756,900 shares in 1Q 2013.  Employees exercised options for 15,917 shares in 1Q 2014.  Options outstanding at March 31, 2014 were 74,900 shares at an average exercise price of $27.94 per share, including shares awarded but not vested. This compares to 116,300 unexercised option shares outstanding at March 31, 2013 at an average exercise price of $27.04 per share.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 37,000 shares to actual weighted average shares outstanding in 1Q 2014 compared to 45,500 in 1Q 2013.  Actual outstanding common shares as of the end of 1Q 2014 were 3,756,300 compared to 3,722,100 at the end of 1Q 2013.  The Company did not repurchase any of its shares in the open market in 1Q 2014 or in 1Q 2013. UTMD retains its program for repurchasing shares when they seem undervalued.

i)      Return on Equity

Return on equity (ROE) is the portion of NP retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  Annualized ROE in 1Q 2014 was 18% compared to 22% in 1Q 2013.  The lower ROE in 1Q 2014, in spite of 1Q 2014 NP essentially the same as in 1Q 2013, was due to 21% growth in average stockholders’ equity.  For the remainder of 2014, UTMD expects its growth in stockholders’ equity will outpace its growth in NP, yielding a lower ROE.  Maintaining a high ROE over 20% remains a key financial objective for UTMD management.  Average ROE for the most recent 10 years was 21%.  Average ROE over the last 27 years, since UTMD’s first year of profitability following its IPO (and only public offering) was 29%.  ROE can be increased by increasing NP, or by reducing stockholders’ equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)      Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $1,922 in 1Q 2014 compared to $2,719 in 1Q 2013.  The most significant change in the two periods was a $558 use of cash to reduce accrued expenses which decreased $169 in 1Q 2014 compared to a $390 increase in 1Q 2013.   Also, the increase in inventories in 1Q 2014 was $436 higher than in 1Q 2013.  On the other hand, operating cash benefited from a $223 lower increase in trade receivables in 1Q 2014 compared to 1Q 2013.

The Company’s use of cash to pay down its bank loan principal balances was the most significant use of cash in either period. UTMD repaid $1,012 on its notes during 1Q 2014, compared to $969 during 1Q 2013. All of UTMD’s notes are scheduled to be repaid by April 2016. UTMD did not make cash dividend payments during either 1Q 2014 or 1Q 2013, as the dividends which would normally be paid in January were paid in December of the prior applicable year.

Capital expenditures for property and equipment (PP&E) were $658 in 1Q 2014 compared to $52 in 1Q 2013.  UTMD paid $550 in 1Q 2014 to purchase a new facility in Castle Hill NSW Australia to meet its operating needs. Depreciation of PP&E was $156 in 1Q 2014 and $155 in 1Q 2013.  Except for the Australia facility purchase and the possibility of a facility purchase in the UK, planned capital expenditures during 2014 are expected to be less than depreciation of PP&E. The Company will continue to keep facilities, equipment and tooling in good working order.

In 1Q 2014, UTMD received $245 and issued 13,260 shares of its stock upon the exercise of employee stock options, net of 2,657 shares retired upon employees trading those shares in payment of the stock option exercise price.  Option exercises in 1Q 2014 were at an average price of $24.76 per share.  In comparison, in 1Q 2013, the Company received $340 from issuing 19,268 shares of stock on the exercise of employee stock options, net of 12,740 shares retired upon employees trading those shares in payment of the stock option exercise price and related taxes. UTMD did not repurchase any of its own shares of stock in the open market during either 1Q 2014 or 1Q 2013.

Management believes that income from operations and effective management of working capital will provide the liquidity needed to finance its internal growth plans.  In addition, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; for cash dividends to stockholders; and if available for a reasonable price, an acquisition that might strategically fit UTMD’s business and be accretive to financial performance.

k)     Assets and Liabilities

March 31, 2014 total assets increased $2,183 (2.7%) from December 31, 2013.  The increase was due primarily to increases in current assets: a $741 increase in accounts and other receivables, a $638 increase in cash and investments and a $588 increase in inventories. UTMD’s Ireland subsidiary Euro-denominated assets were translated into USD at the same foreign currency exchange (FX) rate as at the end of 2013. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 0.6% higher (stronger GBP) than the rate at the end of 2013.  UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 3.9% higher (stronger AUD) than the rate at the end of 2013.  Net property and equipment increased $574 during the quarter, due to the Australia facility purchase. Inventory balances exceeded management’s targets because of a large $396 order of completed BPM kits scheduled to be shipped in 1Q which were held due to lack of payment by the distributor, and receipt of raw materials from blanket vendor purchase orders which were not needed with lower 1Q demand,  Receivables balances remained well within management’s targets.

Working capital (current assets minus current liabilities) was $17,786 at March 31, 2014, compared to $16,675 at December 31, 2013.  Current liabilities increased $935, including a $934 increase in accrued liabilities.  The accrued liability increase was due to the 1Q 2014 $938 quarterly dividend payment to shareholders accrued but not paid until after March 31, whereas the 4Q 2013 $935 dividend was paid before the end of December 2013.  UTMD believes that its working capital remains sufficient to meet normal operating needs, debt service requirements and projected cash dividend payments to shareholders.

March 31, 2014 intangible assets (goodwill plus other intangible assets) declined $437 from the end of 2013.  The decrease was due to 1Q 2014 $668 amortization of identifiable intangible Femcare assets offset by a stronger GBP FX rate for remaining intangible assets as of March 31, 2014.  At March 31, 2014, net intangible assets including goodwill were 57% of total assets compared to 60% at year-end 2013.

Net property and equipment increased $574 in 1Q 2014 due primarily to the purchase of a new Australia facility.  Capital expenditures of $658 exceeded depreciation of $156.

UTMD’s principal balance of bank debt at March 31, 2014 was 1) $2,800 to JP Morgan Chase in the U.S., of which $1,400 is long term debt, and 2) $5,335 (3,200 GBP) to JP Morgan Chase in the U.K., of which $2,668 (1,600 GBP) is long term debt. The loan principal balances at March 31, 2014 were reduced $350 in the U.S. and 400 GBP in the UK from the end of 2013.  The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $6,394 at March 31, 2014.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare identifiable intangible assets. UTMD’s total debt ratio (total liabilities/ total assets) as of March 31, 2014 was 24% compared to 25% on December 31, 2013.  UTMD’s total debt ratio one year earlier on March 31, 2013 was 34%.  During the past year the Company continued to significantly deleverage while continuing to pay cash dividends to its shareholders.

l)      Management's Outlook.

As outlined in its December 31, 2013 SEC 10-K report, UTMD’s plan for 2014 is to

1)  continue to exploit distribution and manufacturing synergies by further integrating capabilities and resources within its multinational operations;

2)  introduce additional gynecology products helpful to clinicians through internal new product development;

3)  continue achieving excellent overall financial operating performance;

4)  utilize positive cash generation to pay down debt, continue cash dividends to shareholders and continue open market share repurchases if/when the UTMD share price seems undervalued; and

5)  be vigilant for accretive acquisition opportunities which may be increasingly brought about by difficult burdens on small, innovative U.S companies, including especially the MDET.

Management believes it remains on track after 1Q 2014 to accomplish its previously stated objectives for 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EURO), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7260, .7259 and .7803 EURO per USD as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.  Exchange rates were .5998, .6034 and .6581 GBP per USD as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively.  Exchange rates were 1.0783, 1.1201 and .9606 AUD per USD on March 31, 2014, December 31, 2013 and March 31, 2013, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation for which the Company believes the outcome may be material to its financial results.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

UTMD did not purchase any of its own securities during 1Q 2014.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/7/14	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 5/7/14	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer