Form 10-Q
period 2014-06-30
UTAH MEDICAL PRODUCTS INC
filed 2014-08-08
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2014	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
 Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:    (801) 566-1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2014: 3,739,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2014 AND DECEMBER 31, 2013
(in thousands)

	(unaudited)	(audited)
ASSETS	JUNE 30, 2014	DECEMBER 31, 2013
Current assets:
Cash	$15,939	$14,395
Investments, available-for-sale	51	56
Accounts & other receivables, net	5,447	4,335
Inventories	5,301	4,704
Other current assets	679	796
Total current assets	27,417	24,286
Property and equipment, net	8,875	8,329
Goodwill	15,918	15,649
Other intangible assets	43,269	42,002
Other intangible assets - accumulated amortization	(11,187)	(9,556)
Other intangible assets, net	32,082	32,446
Total assets	$84,292	$80,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$877	$773
Accrued expenses	3,836	2,786
Current portion of notes payable	4,136	4,052
Total current liabilities	8,849	7,611
Notes payable	3,102	5,065
Deferred tax liability - intangible assets	6,414	6,510
Other long term liabilities	-	-
Deferred income taxes	960	944
Total liabilities	19,325	20,130

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - June 30, 2014, 3,742 shares and December 31, 2013, 3,743 shares	37	37
Accumulated other comprehensive income	1,123	16
Additional paid-in capital	2,875	3,278
Retained earnings	60,932	57,250
Total stockholders' equity	64,967	60,581

Total liabilities and stockholders' equity	$84,292	$80,711

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales, net	$10,491	$10,002	$20,318	$20,376

Cost of goods sold	4,142	3,954	7,920	8,047

Gross profit	6,349	6,048	12,399	12,329

Operating expense

Selling, general and administrative	2,172	2,213	4,256	4,482
Research & development	115	120	238	243

Total	2,287	2,333	4,494	4,725

Operating income	4,062	3,715	7,905	7,605

Other income (expense)	(132)	(89)	(193)	(191)

Income before provision for income taxes	3,930	3,627	7,712	7,414

Provision for income taxes	1,096	994	2,156	2,046

Net income	$2,834	$2,632	$5,556	$5,368

Earnings per common share (basic)	$0.76	$0.71	$1.48	$1.44

Earnings per common share (diluted)	$0.75	$0.70	$1.47	$1.43

Shares outstanding - basic	3,750	3,725	3,750	3,718

Shares outstanding - diluted	3,775	3,770	3,778	3,764
Other comprehensive income:
Foreign currency translation net of taxes of $0 in all periods	$859	$19	$1,110	$(2,497)
Unrealized gain (loss) on investments net of taxes of ($0), $2, ($2) and $4	(0)	2	(3)	5
Total comprehensive income	$3,692	$2,654	$6,663	$2,876

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013
(in thousands - unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,556	$5,368
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	311	308
Amortization	1,376	1,273
(Gain) loss on investments	-	-
Provision for (recovery of) losses on accounts receivable	6	(1)
(Gain)/Loss on disposal of assets	4	(1)
Deferred income taxes	(282)	(357)
Stock-based compensation expense	24	14
Changes in operating assets and liabilities:
Accounts receivable	(1,016)	(1,350)
Accrued interest and other receivables	(31)	(128)
Inventories	(472)	8
Prepaid expenses and other current assets	118	145
Accounts payable	91	(17)
Accrued expenses	75	169
Deferred revenue	-	(50)
Other liability	-	(339)
Total adjustments	203	(326)
Net cash provided by operating activities	5,760	5,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(836)	(111)
Intangible assets	-	(5)
Purchases of investments	-	-
Proceeds from sale of investments	-	-
Net cash provided by (used in) investing activities	(836)	(116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	271	490
Common stock purchased and retired	(818)	-
Payment of taxes for exchange of stock options	-	(90)
Tax benefit attributable to exercise of stock options	120	199
Repayment of notes payable	(2,035)	(1,935)
Payment of dividends	(938)	(911)
Net cash provided by (used in) financing activities	(3,401)	(2,246)

Effect of exchange rate changes on cash	20	(164)

Net increase in cash and cash equivalents	1,544	2,514

Cash at beginning of period	14,395	8,871

Cash at end of period	$15,939	$11,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,551	$1,634
Cash paid during the period for interest	167	235

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

Recent Accounting Standards

In May 2014, new accounting guidance was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  We are currently assessing the impact that this standard will have on our consolidated financial statements when it is adopted in 2017.

(2)       Inventories at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013

Finished goods	$1,895	$1,495
Work-in-process	1,075	984
Raw materials	2,331	2,225
Total	$5,301	$4,704

(3)       Stock-Based Compensation. At June 30, 2014, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2014 and 2013, the Company recognized $18 and $7, respectively, in stock based compensation cost.

 (4)      Notes payable.  In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan principal in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.15 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below TNW at closing on March 18, 2011, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less. UTMD is in compliance with all of the loan financial covenants at June 30, 2014. Based on UTMD’s financial position, the bank’s margin was 2.00% at June 30, 2014. The principal balance on this note at June 30, 2014 was $2,450.

In March 2011, the Company also obtained a $12,934 loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the UK loan are the same as those listed above for the $14,000 U.S. loan.  The principal balance on this note at June 30, 2014 was $4,789.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2013 or June 30, 2014.

(6)       Investments.  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	2Q 2014	2Q 2013

Balance, beginning of period	$5	$3
Realized loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	(0)	4
Deferred income taxes on unrealized holding (gain) loss	0	(2)
Balance, end of period	$5	$5

(7)       Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of June 30, 2014:

		Fair Value Measurements Using
Description	Total Fair Value at 6/30/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$50	$50	$0	$0

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

Analysis of Results of Operations

a)     Overview
Income statement results in the second calendar quarter (2Q) and first half (1H) of 2014 compared to the same periods of 2013 were as follows:

	2Q 2014	2Q 2013	change	1H 2014	1H 2013	change

Net Sales	$10,491	$10,002	4.9%	$20,318	$20,376	(0.3%)
Gross Profit	6,349	6,048	5.0%	12,399	12,329	0.6%
Operating Income	4,062	3,715	9.3%	7,905	7,605	4.0%
Income Before Tax	3,930	3,627	8.4%	7,712	7,414	4.0%
Net Income	2,834	2,632	7.6%	5,556	5,368	3.5%
Earnings per Diluted Share	.751	.698	7.5%	1.470	1.426	3.1%

Profit margins in 2Q and 1H 2014 compared to the same periods of 2013 were as follows:

	2Q 2014	2Q 2013	1H 2014	1H 2013

Gross Profit Margin (gross profit/ sales):	60.5%	60.5%	61.0%	60.5%
Operating Income Margin (operating profit/ sales):	38.7%	37.1%	38.9%	37.3%
EBT Margin (profit before income taxes/ sales):	37.5%	36.3%	38.0%	36.4%
Net Income Margin (profit after taxes/ sales):	27.0%	26.3%	27.3%	26.3%

After an improved 2Q 2014 performance relative to 1Q 2014, UTMD is on track after the first half of the year to potentially exceed its projection for calendar 2014 as provided in its year-end 2013 SEC Form 10-K.

Higher total 2Q 2014 sales were achieved despite the lack of any blood pressure monitoring device/ components (BPM) sales by UTMD Ltd (Ireland) to its distributor in China.  BPM sales in 2Q 2013 and 1H 2013 to the China distributor were $396 and $784, respectively (4% of sales in both periods) compared to none in 2014.

The gross profit margin (GPM) improved during 1H 2014 primarily as a result of a more favorable product mix (lack of low margin China BPM sales).

The higher operating income margin (OPM) resulted primarily from UTMD’s own employees managing its Australia distribution operation, instead of a third party in 1H 2013.  Consolidated operating expenses were $2,287 (21.8% of sales) in 2Q 2014 compared to $2,333 (23.3% of sales) in 2Q 2013, and $4,494 (22.1% of sales) in 1H 2014 compared to $4,725 (23.2% of sales) in 1H 2013.

In addition to the higher GPM and lower operating expenses, 2Q and 1H 2014 EBT benefited from lower interest expense on lower loan principal balances.

The higher net income margin (NPM) was the result of the favorable combination of higher GPM/OPM and a lower income tax rate during 2Q 2014 in the UK, offset by a remeasured EURO currency cash balance translation loss of $71 in the UK (due to the strengthening of the GBP relative to the EURO), which is included in non-operating expense. UTMD’s consolidated income tax provision rate was 27.9% in 2Q 2014 compared to 27.4% in 2Q 2013, and 28.0% in 1H 2014 compared to 27.6% in 1H 2013.

Diluted shares used to calculate earnings per share (EPS) increased to 3,774,700 in 2Q 2014 from 3,769,600 in 2Q 2013, and to 3,778,400 in 1H 2014 from 3,763,800 in 1H 2013.  The increases were due to the exercise of employee options and the higher dilution factor applied to unexercised options as a result of a higher average market price of UTMD stock. The number of shares added as a dilution factor in 2Q 2014 was 24,600 compared to 44,500 in 2Q 2013, and 28,500 in 1H 2014 compared to 45,600 in 1H 2013.

The changes in UTMD’s Balance Sheet at June 30, 2014 from December 31, 2013 resulted primarily from continued excellent cash generation from operations, reduction in debt, higher finished goods inventory due to the delay in the shipment of completed BPM kits to UTMD Ireland’s largest BPM customer located in China, and the early payment of the 4Q 2013 cash dividend to shareholders in December 2013 instead of January 2014, in contrast to other quarters in which the dividend is paid in the following quarter.

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

Total 2Q 2014 consolidated sales were 5% higher than in 2Q 2013, and about the same in 1H 2014 as in 1H 2013.

U.S. domestic sales were 6% higher in 2Q 2014 than in 2Q 2013, and 1% higher in 1H 2014 than in 1H 2013. Sales of Femcare’s Filshie Clip System devices to CooperSurgical Inc. (CSI) for distribution in the U.S. were 15% higher in 2Q 2014 compared to 2Q 2013, and 12% higher in 1H 2014 compared to 1H 2013. Filshie Clip System sales to CSI were 24% of total domestic sales in both 2014 periods compared to 22% in both 2013 periods.

International sales expressed in USD in 2Q 2014 were 4% higher than in 2Q 2013, and 2% lower in 1H 2014 than in 1H 2013.  International sales in 1H 2014 were only $168 lower than in 1H 2013 despite the loss of $784 in BPM sales to China. International sales were 51% of total consolidated 2Q and 1H 2014 sales.  UK subsidiary sales were 44% of total international sales in 2Q 2014, and 46% in 1H 2014.  Australia subsidiary sales were 15% of total international sales in both 2Q 2014 and 1H 2014.  Ireland subsidiary sales were 16% of total international sales in 2Q 2014, and 14% in 1H 2014.

International consolidated sales were helped by a weaker USD relative to the GBP and EURO, and hurt by a stronger USD relative to the AUD. The GBP was about 9% stronger in the 2Q and about 8% stronger for the 1H compared to the prior year. The Euro was about 5% stronger in both the 2Q and the 1H.  In contrast, the AUD was about 6% weaker in the 2Q and about 10% weaker for the 1H.

UTMD’s Ireland subsidiary’s 2Q 2014 trade shipments (excludes intercompany sales), which are all in the international sales category, were $221 (21%) lower - 24% lower in EURO terms - compared to 2Q 2013, and were $804 (36%) lower - 39% lower in EURO terms – in 1H 2014 compared to 1H 2013.   As previously mentioned, BPM sales in 2Q 2013 and 1H 2013 to the China distributor were $396 and $784, respectively, compared to none in 2014.  As explained in UTMD’s 1Q 2014 SEC 10-Q, UTMD Ltd (Ireland) was not able to ship the $396 BPM product order scheduled for shipment in 1Q 2014 because of lack of prepayment according to agreed payment terms when the formal purchase order was placed by the China distributor. During 2Q 2014, the China distributor did make a $200 partial payment, but UTMD Ltd will continue to hold the shipment until full payment is received. The $200 payment is being held as a deposit.  Revenue will not be recognized until the shipment has been made.  There are no other open orders from this distributor.

UTMD’s Femcare UK subsidiary’s 2Q 2014 trade shipments (excludes intercompany sales), some of which are included in the domestic sales category, i.e. sales of the Filshie Clip System to CSI, and the rest of which are included in the international sales category, were $453 (15%) higher - 5% higher in GBP terms - compared to 2Q 2013, and were $708 (11%) higher - 3% higher in GBP terms – in 1H 2014 compared to 1H 2013.  The differences in period to period percentage revenue growth were due to the changes in foreign currency exchange rates.  For consolidation purposes, UK revenues are converted to USD at the applicable exchange rate on the date of each transaction. The UK subsidiary sells products to domestic UK customers in GBP, and to its international customers in Euro, GBP or USD currencies.  For example, UK subsidiary sales of Filshie Clip System devices to CSI are in fixed USD terms.

UTMD’s Femcare Australia subsidiary’s 2Q 2014 trade shipments, which are in the international sales category, were $22 (3%) lower -  but 4% higher in AUD terms - compared to 2Q 2013, and were $32 (2%) lower – but 8% higher in AUD terms – in 1H 2014 compared to 1H 2013.   All of the Australia subsidiary sales are to domestic Australia customers in AUD.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of international sales:

Global revenues by product category:

	2Q 2014	2Q 2013	1H 2014	1H 2013

Obstetrics	$1,134	$1,192	$2,303	$2,406
Gynecology/ Electrosurgery/ Urology	6,282	5,762	12,403	11,638
Neonatal	1,538	1,319	2,810	2,861
Blood Pressure Monitoring and Accessories*	1,537	1,729	2,802	3,471
Total:	$10,491	$10,002	$20,318	$20,376
*includes molded components sold to OEM customers.

International revenues by product category:

	2Q 2014	2Q 2013	1H 2014	1H 2013

Obstetrics	$156	$128	$324	$258
Gynecology/ Electrosurgery/ Urology	3,952	3,623	7,848	7,331
Neonatal	403	277	705	659
Blood Pressure Monitoring and Accessories*	838	1,113	1,458	2,255
Total:	$5,349	$5,141	$10,335	$10,503
*includes molded components sold to OEM customers.

c)     Gross Profit

Gross profits (GP) result from subtracting the cost of manufacturing products (direct materials, direct labor and manufacturing overhead), or the purchase price of finished products which are resold, from revenues. UTMD’s gross profit margin (GPM) is gross profit as a percentage of revenues.  In 2Q 2014, GP were $6,349 (60.5% GPM) compared to $6,048 (60.5% GPM) in 2Q 2013. In 1H 2014, GP were $12,399 (61.0% GPM) compared to $12,329 (60.5% GPM) in 1H 2013. The higher GPM in 1H 2014 was due to a more favorable product mix, as BPM kit sales to foreign distributors, which were substantially lower compared to a year earlier, have significantly lower GPMs than other product categories.

d)    Operating Income

Operating income (OP) is the profit remaining after subtracting operating expenses from GP.  UTMD’s operating profit margin (OPM) is its operating income divided by revenues.  OP in 2Q 2014 was $4,062 (38.7% OPM) compared to $3,715 (37.1% OPM) in 2Q 2013, and $7,905 (38.9% OPM) in 1H 2014 compared to $7,605 (37.3% OPM) in 1H 2013.

Tightly managing operating expenses has been a key to UTMD’s consistent excellent profitability. Consolidated operating expenses were $46 lower in 2Q 2014 compared to 2Q 2013 and $231 lower in 1H 2014 compared to 1H 2013. The difference was due to lower Australia subsidiary operating expenses, which were $135 lower in 2Q 2014 and $326 lower in 1H 2014, compared to the same periods of 2013, helped by an AUD which was 6% weaker relative to the USD in 2Q 2014 and 10% weaker in 1H 2014.  Since UTMD is planning on adding more employees in Australia and anticipating that the AUD may strengthen somewhat compared to the USD over the last half of 2014, the lower Australia subsidiary operating expense benefit for the remainder of 2014 may be less than it was in 1H 2014.

Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.

Consolidated S&M expenses in 2Q 2014 were $608 (5.8% of sales) compared to $677 (6.8% of sales) in 2Q 2013, and $1,150 (5.7% of sales) in 1H 2014 compared to $1,346 (6.6% of sales) in 1H 2013. S&M expenses in 2Q 2014 included $70 in U.S. Medical Device Excise Tax (MDET) compared to $71 in 2Q 2013, and $136 in 1H 2014 compared to $145 in 1H 2013.  The MDET, imposed as a component of the Patient Protection and Affordable Care Act (Obamacare), is levied as a 2.3% excise tax on domestic sales of medical devices.  Australia 2Q 2014 S&M expenses were $108 lower than in 1Q 2013 and $205 lower in 1H 2014 than in 1H 2013.

S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s devices since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have agreements in the U.S. and UK under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of instruction materials developed for the use of its devices. UTMD provides customer support from offices in the U.S., UK, Ireland and Australia by telephone, and employed representatives on a geographically dispersed basis, to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians.  All inservice and training expenses are routinely expensed as they occur.  All of these services are allocated from S&M overhead costs included in Operating Expenses.  Historically, marginal consulting costs have been immaterial to financial results.

R&D expenses were $115 (1.1% of sales) in 2Q 2014 compared to $120 (1.2% of sales) in 2Q 2013, and $238 (1.2% of sales) in 1H 2014 compared to $243 (1.2% of sales) in 1H 2013.

Consolidated G&A expenses in 2Q 2014 were $1,564 (14.9% of sales) compared to $1,536 (15.4% of sales) in 2Q 2013, and $3,106 (15.3% of sales) in 1H 2014 compared to $3,136 (15.4% of sales) in 1H 2013. The G&A expenses in 2Q 2014 included $679 (6.5% of sales) of non-cash expense from the amortization of identifiable intangible assets (IIA) resulting from the Femcare acquisition in 2011, which were $621 (6.2% of sales) in 2Q 2013. The $58 difference was due to conversion into USD the same GBP IIA amortization expense in both periods.  IIA amortization expense for 1H 2014 and 1H 2013 were $1,347 and $1,246, respectively, with the $101 higher expense again due to a weaker USD relative to the GBP. Consolidated G&A expenses in 2Q and 1H 14 were helped respectively by $28 and $121 lower G&A expenses in Australia.

In addition to litigation costs, G&A expenses include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley and Dodd-Frank Acts, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $18 in 2Q 2014 compared to $7 in 2Q 2013, and $24 in 1H 2014 compared to $14 in 1H 2013.

Operating expense summary:

	2Q 2014	2Q 2013	1H 2014	1H 2013

S&M Expense	$608	$677	$1,150	$1,346
R&D Expense	115	120	238	243
G&A Expense	1,564	1,536	3,106	3,136
Total Operating Expenses:	$2,287	$2,333	$4,494	$4,725

e)     Non-operating income/ expense

Non-operating income (NOI) includes income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology.  Non-operating expense (NOE) includes loan interest and bank fees.  Recognition of translation gains or losses on remeasured cash balances also impacts non-operating income/ expense.  UTMD’s reported NOE is the net of its NOI and NOE. The net is a NOE because the amount of interest that UTMD has been paying on bank loans since the 2011 Femcare acquisition has typically exceeded its NOI. (Net) NOE in 2Q 2014 was $132 compared to $89 in 2Q 2013, and $193 in 1H 2014 compared to $191 in 1H 2013. The 2Q 14 increase was due to recognizing a UK subsidiary currency translation loss on its EURO cash balances, net of an Ireland subsidiary currency translation gain on its GBP cash balances, of $71, which was the result of a stronger GBP relative to the EURO. Interest expense in 1H 2014 was $70 lower than in 1H 2013, but total non-operating expenses were $2 higher because of the remeasured currency translation loss.

f)     Income Before Income Taxes

Income before taxes (EBT) results from subtracting NOE from OP. EBT Margin (EBTM) is EBT divided by revenues.  2Q 2014 consolidated EBT was $3,930 (37.5% EBTM) compared to $3,627 (36.3% EBTM) in 2Q 2013. 1H 2014 consolidated EBT was $7,712 (38.0% EBTM) compared to $7,414 (36.4% EBTM) in 1H 2013. The EBT of UTMD Ltd. (Ireland) was 135 Euro (20.2% EBTM) in 2Q 2014 compared to 225 Euro (26.9% EBTM) in 2Q 2013. The EBT of Femcare (Femcare-Nikomed Ltd., UK and Femcare Australia Pty Ltd) was 1,080 GBP (40.9% EBTM) in 2Q 2014 compared to 1,028 GBP (39.4% EBTM) in 2Q 2013.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2014 consolidated EBT plus interest expense were $4,876 compared to $4,535 in 2Q 2013, and $9,588 in 1H 2014 compared to $9,245 in 1H 2013.

g)     Net Income

Net income (NP) is EBT minus a provision for income taxes.  NP divided by revenues is UTMD’s net income margin (NPM). UTMD’s consolidated NP was $2,834 (27.0% NPM) in 2Q 2014 compared to $2,632 (26.3% NPM) in 2Q 2013, and $5,556 (27.3% NPM) in 1H 2014 compared to $5,368 (26.3% NPM) in 1H 2013.  The improvements in 2Q and 1H 2014 NPM compared to 2Q and 1H 2013 were due to the improvements in profit margins described above.

UTMD’s average consolidated income tax provision (as a % of EBT) was 27.9% in 2Q 2014 compared to 27.4% in 2Q 2013, and 28.0% in 1H 2014 compared to 27.6% in 1H 2013.   The consolidated income tax provision rate was slightly higher in 2014 compared to the same periods in 2013, despite a lower rate in the UK in 2Q 2014, because of the discontinuance of the R&D tax credit in the U.S. at the end of 2013, and the fact that UTMD Ltd (Ireland) EBT, taxed at the lowest rate of all sovereignties, achieved only 4% of total EBT in 1H 2014 compared to 8% in 1H 2013.

UTMD’s combined state and federal income tax provision rate in the U.S., after all allowable deductions, was 34.5% in 2Q 2014 compared to 33.2% in 2Q 2013. The corporate income tax rate in the UK was 21% for 2Q 2014 compared to 23% for 2Q 2013.  As of April 1, 2014, the UK corporate tax rate was reduced from 23% to 21%, which further benefits UTMD’s NPM during the remainder of 2014.  The income tax rate in Australia has been 30% for all reporting periods, and will remain 30% for the rest of 2014. UTMD Ltd (Ireland) tax provision rate was 14.2% in 2Q 2014 and 11.7% in 2Q 2013.

h)     Earnings Per Share

Earnings per share (EPS) are consolidated NP divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Diluted EPS were $0.751 in 2Q 2014 compared to $0.698 in 2Q 2013 (7.5% increase), and $1.470 in 1H 2014 compared to $1.426 in 1H 2013 (3.1% increase). EPS benefited slightly from the open market purchase of about one-half percent of outstanding shares during 2Q 2014. EPS for the most recent twelve months were $3.07.

Weighted average number of diluted common shares (the number used to calculate diluted EPS) in 2Q 2014 were 3,774,700 compared to 3,769,600 shares in 2Q 2013, and 3,778,400 in 1H 2014 compared to 3,763,800 in 1H 2013.  Employees and directors exercised options for 5,544 shares in 2Q 2014 and 21,461 in 1H 2014.  Options outstanding at June 30, 2014 were 108,100 shares at an average exercise price of $35.68 per share, including shares awarded but not vested. This compares to 109,400 unexercised option shares outstanding at June 30, 2013 at an average exercise price of $27.01 per share.  During 2Q 2014, a total of 39,000 option shares were awarded to 70 employees at an average exercise price of $49.22.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 24,600 shares to actual weighted average shares outstanding in 2Q 2014 compared to 44,500 in 2Q 2013, and 28,500 shares to the 1H 2014 calculation compared to 45,600 in 1H 2013.  Actual outstanding common shares as of the end of 2Q 2014 were 3,742,200 compared to 3,728,300 at the end of 2Q 2013.  The Company repurchased 17,344 of its shares in the open market during 2Q 2014 at an average cost, including commissions and fees, of $47.18 per share. The Company did not repurchase any of its shares in the open market in 1Q 2014 or in 1H 2013. UTMD retains its program for repurchasing shares when they seem undervalued.

i)     Return on Equity

Return on equity (ROE) is the NP retained by UTMD to internally finance its growth, divided by the average accumulated shareholders’ equity for the applicable time period.  Annualized ROE in 1H 2014 (before payment of dividends to shareholders) was 18% compared to 21% in 1H 2013.  The lower ROE in 1H 2014, in spite of higher NP, was due to 21% growth in average 1H 2014 shareholders’ equity compared to 1H 2013.  For the remainder of 2014, UTMD expects its growth in average shareholders’ equity will outpace its growth in NP, yielding a lower ROE.  ROE can be increased by increasing NP, or by reducing shareholders’ equity by paying cash dividends or by repurchasing shares.  Achieving a consistently high ROE of 20% remains a key financial objective for UTMD management.  Average ROE for the most recent 10 years was 21%.

Liquidity and Capital Resources

j)     Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $5,760 in 1H 2014 compared to $5,042 in 1H 2013.  The most significant change in the two periods was a $480 use of cash for increased inventories, more than offset by the absence in 1H 2014 of a $389 use of cash in 1H 2013 to reduce other liabilities and deferred revenues, and a benefit to cash from a $334 lower increase in accounts receivable in 1H 2014 compared to 1H 2013.

The Company’s use of cash to pay down its bank loan principal balances was the most significant use of cash in either period. UTMD repaid $2,035 on its note principal during 1H 2014, compared to $1,935 repaid during 1H 2013. All of UTMD’s notes are scheduled to be repaid by April 2016. UTMD made cash dividend payments to its shareholders of $938 in 1H 2014 compared to $911 in 1H 2013.

Capital expenditures for property and equipment (PP&E) were $836 in 1H 2014 compared to $111 in 1H 2013.  UTMD paid $550 in first quarter 2014 to purchase a new facility in Castle Hill NSW Australia to meet its operating needs. Depreciation of PP&E was $311 in 1H 2014 and $308 in 1H 2013.  Excluding the Australia facility capital expenditure and the possibility of a facility purchase in the UK, planned capital expenditures during 2014 are expected to be less than depreciation of PP&E. The Company will continue to keep facilities, equipment and tooling in good working order.

In 1H 2014, UTMD received $271 and issued 16,412 shares of its stock upon the exercise of employee and director stock options, net of 5,049 shares retired upon optionees trading those shares in payment of the stock option exercise price.  Option exercises in 1H 2014 were at an average price of $25.23 per share.  In comparison, in 1H 2013, the Company received $490 from issuing 25,205 shares of stock on the exercise of employee stock options, net of 13,235 shares retired upon employees trading those shares in payment of the stock option exercise price and related taxes.

UTMD repurchased 17,344 of its own shares during 2Q 2014 at a cost of $818, compared to none in 1Q 2014 and none in 1H 2013.

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

k)     Assets and Liabilities

June 30, 2014 total assets increased $3,581 (4.4%) from December 31, 2013.  The increase was due primarily to increases in current assets: a $1,538 increase in cash and investments, a $1,113 increase in accounts and other receivables, and a $597 increase in inventories. UTMD’s Ireland subsidiary Euro-denominated assets were translated into consolidated USD at a foreign currency exchange (FX) rate 0.6% lower (slightly weaker EURO) than the rate at the end of 2013. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 3.2% higher (stronger GBP) than the rate at the end of 2013. UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 5.6% higher (stronger AUD) than the rate at the end of 2013.  Net property and equipment increased $545 during 1H 2014, due to the Australia facility purchase. Inventory balances exceeded management’s targets because of holding a $396 international distributor shipment of completed BPM kits scheduled to be shipped in 1Q 2014 due to distributor nonpayment, and receipt of raw materials from blanket vendor purchase orders which exceeded actual 1H 2014 needs. Receivables balances remained well within management’s targets.

Working capital (current assets minus current liabilities) was $18,568 at June 30, 2014, compared to $16,675 at December 31, 2013.  Current liabilities were $1,238 higher at June 30, 2014 compared to December 31, 2013. This was due to the 2Q 2014 $936 quarterly dividend payment to shareholders accrued but not paid until after June 30, whereas the 4Q 2013 $935 dividend was paid before the end of December 2013. The current portion of notes payable was $84 higher at June 30, 2014 due to the conversion of the current portion of the UK loan from GBP to USD at a higher FX rate (weaker USD). UTMD believes that its working capital not only is sufficient to meet normal operating needs, debt service requirements and projected cash dividend payments to shareholders, but also can substantially fund an additional acquisition or repurchase of shares.

June 30, 2014 intangible assets (goodwill plus other intangible assets) declined $95 from the end of 2013.  The decrease was due to 1H 2014 $1,347 amortization of IIA of Femcare offset by a stronger GBP FX rate for the remaining IIA balance as of June 30, 2014.  At June 30, 2014, net intangible assets including goodwill were 57% of total assets compared to 60% at year-end 2013.

Net property and equipment increased $545 in 1H 2014 due primarily to the purchase of a new Australia facility.  Capital expenditures of $836 exceeded depreciation of $311.

UTMD’s principal balance of bank debt at June 30, 2014 was 1) $2,450 to JPMorgan Chase in the U.S., of which $1,050 is long term debt, and 2) $4,789 (2,800 GBP) to JPMorgan Chase in the U.K., of which $2,052 (1,200 GBP) is long term debt. The JPMorgan Chase loan principal balance at June 30, 2014 was reduced $700 in the U.S. and 800 GBP in the UK from the end of 2013.  The deferred tax liability balance for amortization of Femcare IIA ($9,084 on the date of the acquisition) was $6,414 at June 30, 2014 compared to $6,510 at December 31, 2013.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare IIA. UTMD’s total debt ratio (total liabilities/ total assets) as of June 30, 2014 was 23% compared to 25% at December 31, 2013.  UTMD’s total debt ratio one year earlier at June 30, 2013 was 31%.  The significant deleveraging has positioned the Company to be able to make additional acquisitions without diluting its shareholders’ interest.

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

Management believes it remains on track after 1H 2014 to accomplish its previously stated objectives for 2014.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EURO), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7305, .7259 and .7686 EURO per USD as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively.  Exchange rates were .5847, .6034 and .6574 GBP per USD as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively.  Exchange rates were 1.0609, 1.1201 and 1.0913 AUD per USD on June 30, 2014, December 31, 2013 and June 30, 2013, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Increasing regulatory burdens including premarketing approval delays may result in significant loss of revenue, unpredictable costs and loss of management focus on helping the Company thrive:
The Company’s experience in 2001-2005, when the FDA improperly sought to shut it down highlights the ongoing risk of being subject to a regulatory environment which can be arbitrary and capricious.  The risks associated with such a circumstance relate not only to the substantial costs of litigation in millions of dollars, but also loss of business, the diversion of attention of key employees for an extended period of time, from new product development and routine quality control management activities, and a tremendous psychological and emotional toll on employees.

Since the FDA reserves to itself the interpretation of which vague industry standards comprise law at any point in time, it is impossible for any medical device manufacturer to ever be confident that it is operating within the Agency’s version of the law.  The result is that companies, including UTMD, are considered guilty prior to proving their innocence.

New premarketing submission administrative burdens and substantial increases in “user fees” increase product development costs and result in delays to revenues from new or improved devices.

The growth of Group Purchasing Organizations adds non-productive costs, typically weakens the Company’s marketing and sales efforts and may result in lower revenues:
GPOs, theoretically acting as bargaining agents for member hospitals, but actually collecting revenues from the companies that they are negotiating with, have made a concerted effort to turn medical devices that convey special patient safety advantages and better health outcomes, like UTMD’s, into undifferentiated commodities. GPOs have been granted an antitrust exemption by the U.S. Congress. Otherwise, their business model based on “kickbacks” would be a violation of law.  These bureaucratic entities do not recognize or understand the overall cost of care as it relates to safety and effectiveness of devices, and they create a substantial administrative burden that is primarily related to collection of their administrative fees.

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

As the healthcare industry becomes increasingly bureaucratic it puts smaller companies like UTMD at a competitive disadvantage:
An aging population and an extended economic recession are placing greater burdens on healthcare systems, particularly hospitals.  The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years.  Smaller companies like UTMD typically do not have the administrative resources to deal with broad new administrative requirements, resulting in either loss of revenue or increased costs.  As UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for preexisting products, particularly from competitors which offer hospitals a broader range of products and services.  Restrictions used by hospital administrators to limit clinician involvement in device purchasing decisions makes communicating UTMD’s clinical advantages much more difficult.

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

The Company’s reliance on third party distributors in some markets may result in less predictable revenues:
UTMD’s distributors have varying expertise in marketing and selling specialty medical devices.  They also sell other devices that may result in less focus on the Company’s products.  In some countries, notably China, Pakistan and India not subject to similarly rigorous standards, by copying, a distributor of UTMD’s products may eventually become a competitor with a cheaper but lower quality version of UTMD’s devices.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 2Q 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)

4/01/14 – 4/30/14	-	-	-
5/01/14 – 5/31/14	17,344	$47.18	17,344
6/01/14 – 6/31/14	-	-	-
Total	17,344	$47.18	17,344

(1)            In 2Q 2014 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992.  Since 1993 through 2Q 2014, the Company has repurchased 6.8 million shares at an average cost of $12.64 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.5 million of its shares at an average price of $11.80 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.8 million option shares at an average price of $10.67 per share.  All options were awarded at the market value of the stock on the date of the award.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/8/14	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/8/14	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer