Form 10-Q
period 2014-09-30
UTAH MEDICAL PRODUCTS INC
filed 2014-11-04
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2014	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:     (801) 566-1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2014: 3,743,800.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(in thousands)

	(unaudited)	(audited)
ASSETS	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Current assets:
Cash	$18,248	$14,395
Investments, available-for-sale	56	56
Accounts & other receivables, net	4,648	4,335
Inventories	4,871	4,704
Other current assets	755	796
Total current assets	28,578	24,286
Property and equipment, net	8,467	8,330
Goodwill	15,468	15,649
Other intangible assets	41,152	42,002
Other intangible assets - accumulated amortization	(11,380)	(9,556)
Other intangible assets, net	29,772	32,446
Total assets	$82,285	$80,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,019	$773
Accrued expenses	4,143	2,786
Current portion of notes payable	3,995	4,052
Total current liabilities	9,157	7,611
Notes payable	1,998	5,065
Deferred tax liability - intangible assets	5,945	6,510
Other long term liabilities	-	-
Deferred income taxes	963	944
Total liabilities	18,063	20,130

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - September 30, 2014, 3,742 sharesand December 31, 2013, 3,743 shares	37	37
Accumulated other comprehensive income (loss)	(1,442)	16
Additional paid-in capital	2,809	3,278
Retained earnings	62,818	57,250
Total stockholders' equity	64,222	60,581

Total liabilities and stockholders' equity	$82,285	$80,711

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013
(in thousands, except per share amounts - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Sales, net	$10,717	$10,032	$31,035	$30,408

Cost of goods sold	4,521	4,083	12,440	12,129

Gross profit	6,196	5,949	18,595	18,279

Operating expense

Selling, general and administrative	2,079	2,158	6,336	6,641
Research & development	115	126	352	369

Total	2,194	2,284	6,688	7,010

Operating income	4,002	3,665	11,907	11,269

Other income (expense)	(107)	(88)	(300)	(278)

Income before provision for income taxes	3,895	3,577	11,607	10,991

Provision for income taxes	1,073	1,006	3,229	3,053

Net income	$2,822	$2,571	$8,378	$7,938

Earnings per common share (basic)	$0.75	$0.69	$2.24	$2.13

Earnings per common share (diluted)	$0.75	$0.68	$2.22	$2.11

Shares outstanding - basic	3,741	3,735	3,747	3,724

Shares outstanding - diluted	3,764	3,781	3,774	3,771

Other comprehensive income (loss)
Foreign currency translation net of taxes of $0 in all periods	$(2,569)	$2,573	$(1,459)	$76
Unrealized gain (loss) on investments net of taxes of $2, $0, $0 and $4	3	0	(0)	6
Total comprehensive income	$256	$5,145	$6,919	$8,020

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013
(in thousands - unaudited)

	SEPTEMBER 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,378	$7,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	474	459
Amortization	2,064	1,914
(Gain) loss on investments	-	-
Provision for (recovery of) losses on accounts receivable	(26)	5
(Gain) loss on disposal of assets	4	6
Deferred income taxes	(414)	(567)
Stock-based compensation expense	49	21
Changes in operating assets and liabilities:
Accounts receivable - trade	(291)	(489)
Accrued interest and other receivables	(50)	(170)
Inventories	(99)	(205)
Prepaid expenses and other current assets	22	19
Accounts payable	258	226
Accrued expenses	489	315
Deferred revenue	-	(75)
Other liability	-	(339)
Total adjustments	2,480	1,120
Net cash provided by operating activities	10,858	9,058

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(953)	(222)
Intangible assets	-	(5)
Purchases of investments	-	-
Proceeds from the sale of investments	-	-
Net cash (used in) provided by investing activities	(953)	(227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	361	647
Common stock purchased and retired	(1,017)	-
Payment of taxes for exchange of stock options	-	(90)
Tax benefit attributable to exercise of stock options	139	241
Repayments of notes payable	(3,052)	(2,909)
Payment of dividends	(1,874)	(1,824)
Net cash (used in) provided by financing activities	(5,443)	(3,935)

Effect of exchange rate changes on cash	(609)	103

NET INCREASE IN CASH	3,853	4,999

CASH AT BEGINNING OF PERIOD	14,395	8,871

CASH AT END OF PERIOD	$18,248	$13,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,492	$2,662
Cash paid during the period for interest	239	341

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

(2)       Inventories at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013

Finished goods	$1,456	$1,495
Work-in-process	1,175	984
Raw materials	2,240	2,225
Total	$4,871	$4,704

(3)      Stock-Based Compensation. At September 30, 2014, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2014 and 2013, the Company recognized $25 and $7, respectively, in stock based compensation cost. In the nine months ended September 30, 2014 and 2013, the Company recognized $49 and $21, respectively, in stock-based compensation cost.

 (4)    Notes payable.  In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan principal in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.15 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below TNW at closing on March 18, 2011, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less. UTMD is in compliance with all of the loan financial covenants at September 30, 2014. Based on UTMD’s financial position, the bank’s margin was 2.00% at September 30, 2014. The principal balance on this note at September 30, 2014 was $2,100.

In March 2011, the Company also obtained a $12,934 loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the UK loan are the same as those listed above for the $14,000 U.S. loan.  The principal balance on this note at September 30, 2014 was $3,893.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2013 or September 30, 2014.

(6)     Investments.  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	3Q 2014	3Q 2013
Balance, beginning of period	$5	$5
Realized loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	5	1
Deferred income taxes on unrealized holding (gain) loss	(2)	(0)
Balance, end of period	$8	$6

(7)  Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of September 30, 2014:

		Fair Value Measurements Using
Description	Total Fair Value at 9/30/2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$56	$56	$0	$0

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

Analysis of Results of Operations

a)     Overview
Income Statement results in the third calendar quarter (3Q) and first nine months (9M) of 2014 compared to the same periods of 2013 were as follows:

	3Q 2014	3Q 2013	Change	9M 2014	9M 2013	Change
Net Sales	$10,717	$10,032	6.8%	$31,035	$30,408	2.1%
Gross Profit	6,196	5,949	4.1%	18,595	18,279	1.7%
Operating Income	4,002	3,665	9.2%	11,907	11,269	5.7%
Income Before Tax	3,895	3,577	8.9%	11,607	10,991	5.6%
Net Income	2,822	2,571	9.8%	8,378	7,938	5.5%
Earnings per Share	.750	.680	10.3%	2.220	2.105	5.4%

Profit margins in 3Q 2014 and 9M 2014 compared to the same periods of 2013 were as follows:

	3Q 2014 (Jul – Sep)	3Q 2013 (Jul – Sep)	9M 2014 (Jan – Sep)	9M 2013 (Jan – Sep)
Gross Profit Margin (gross profits/ sales):	57.8%	59.3%	59.9%	60.1%
Operating Income Margin (operating profits/ sales):	37.3%	36.5%	38.4%	37.1%
Earnings Before Tax Margin (profit before taxes/ sales):	36.3%	35.7%	37.4%	36.1%
Net Profit Margin (profit after taxes/ sales):	26.3%	25.6%	27.0%	26.1%

After strong 3Q 2014 performance including higher sales and improved operating income margins, UTMD is on track after the first nine months of the year to exceed its financial projections for calendar 2014, as provided in its year-end December 31, 2013 SEC Form 10-K.

Higher 3Q 2014 sales were led by sales of the Filshie Clip System, both domestically and internationally.

The lower 3Q 2014 gross profit margin (GPM) was primarily the result of product mix, as UTMD Ltd (Ireland subsidiary) finally received payment from its China distributor, and invoiced the $396 shipment which was scheduled for 1Q 2014.

The higher 3Q operating income margin (OPM) resulted from operating expenses 2% lower than the average in first half 2014 combined with higher consolidated sales and gross profits.

The higher net income margin (NPM) was the result of a combination of higher OPM and a lower income tax rate in the UK, offset by remeasured EURO currency cash balance translation loss of $65 in the UK (due to the strengthening of the GBP relative to the EURO), which is included in non-operating expense.  UTMD’s consolidated income tax provision rate was approximately the same in 2014 compared to the same periods in 2013.

Earnings per share (EPS) benefited slightly from continued open market purchase of UTMD outstanding shares during 3Q 2014.

The number of shares added as a dilution factor in calculating EPS in 3Q 2014 was 22,600 compared to 46,300 in 3Q 2013, and 27,000 in 9M 2014 compared to 47,000 in 9M 2013.  The decreases were due primarily to fluctuations in UTMD’s share price.

The changes in UTMD’s Balance Sheet at September 30, 2014 from December 31, 2013 resulted primarily from continued excellent cash generation from operations, reduction in debt, and the early payment of the 4Q 2013 cash dividend to shareholders in December 2013 instead of January 2014, in contrast to other quarters in which the dividend is paid in the following quarter.

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

Total 3Q 2014 consolidated sales were 7% higher than in 3Q 2013, and 2% higher in 9M 2014 than in 9M 2013.

U.S. domestic sales (45% of total consolidated sales) were 5% higher in 3Q 2014 than in 3Q 2013, and 2% higher in 9M 2014 than in 9M 2013. Sales of Femcare’s Filshie Clip System devices to CooperSurgical Inc. (CSI) for distribution in the U.S. were 26% higher in 3Q 2014 compared to 3Q 2013, and 15% higher in 9M 2014 compared to 9M 2013. Filshie Clip System sales to CSI were 15% of total domestic sales in 3Q 2014 and 21% in 9M 2014 compared to 12% in 3Q 2013 and 19% in 9M 2013.

International sales in 3Q 2014 were 8% higher than in 3Q 2013, and 2% higher in 9M 2014 than in 9M 2013.  International sales in 9M 2014 were $277 higher than in 9M 2013 despite the loss of $784 in BPM sales to UTMD Ltd’s (Ireland’s) China distributor.  International sales were 55% of total consolidated 3Q 2014 sales and 52% of total consolidated 9M 2014 sales.  UK subsidiary sales were 42% of total international sales in 3Q 2014, and 44% in 9M 2014.  Australia subsidiary sales were 14% of total international sales in 3Q 2014, and 15% in 9M 2014.  Ireland subsidiary sales were 22% of total international sales in 3Q 2014, and 17% in 9M 2014.

Although the USD strengthened against all UTMD functional foreign currencies in 3Q relative to the earlier part of 2014, the GBP was still about 8% stronger in the 3Q and 9M 2014 compared to the same periods in 2013. The EURO, on the other hand, was about 2% weaker in 3Q 2014 than in 3Q 2013, but still about 1% stronger in 9M 2014 compared to 9M 2013.  The AUD was about 1% stronger in the 3Q, but about 6% weaker for the 9M.  The impact of foreign currency translation is mitigated by a portion, which fluctuates from quarter to quarter due to uneven distributor order patterns, of UTMD’s international sales which are contracted in fixed USD terms.

UTMD’s Ireland subsidiary’s 3Q 2014 trade shipments (excludes intercompany sales), which are all in the international sales category, were $155 (13%) higher - 16% higher in EURO terms - compared to 3Q 2013, and were $649 (19%) lower - 20% lower in EURO terms – in 9M 2014 compared to 9M 2013.  The lower 9M trade sales were due to $784 lower BPM sales to China.  BPM sales in 3Q 2014 and 9M 2014 to the China distributor were $396 compared to $396 in 3Q 2013 and $1,180 in 9M 2013.

UTMD’s Femcare UK subsidiary’s 3Q 2014 trade shipments (excludes intercompany sales), some of which are included in the domestic sales category, i.e. sales of the Filshie Clip System to CSI, and the rest of which are included in the international sales category, were $438 (16%) higher - 8% higher in GBP terms - compared to 3Q 2013, and were $1,146 (12%) higher - 4% higher in GBP terms – in 9M 2014 compared to 9M 2013.  For consolidation purposes, UK revenues are converted to USD at the applicable exchange rate on the date of each transaction. The UK subsidiary sells products to domestic UK customers in GBP, and to its international customers in Euro, GBP or USD currencies. For example, UK subsidiary sales of Filshie Clip System devices to CSI are in fixed USD terms.

UTMD’s Femcare Australia subsidiary’s 3Q 2014 trade shipments, which are in the international sales category, were $58 (7%) higher - 6% higher in AUD terms - compared to 3Q 2013, and were $26 (1%) higher – 8% higher in AUD terms – in 9M 2014 compared to 9M 2013.   All of the Australia subsidiary sales are to domestic Australia end user facilities in AUD.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of international sales:

Global revenues by product category:

	3Q 2014	3Q 2013	9M 2014	9M 2013
Obstetrics	$1,205	$1,297	$3,508	$3,703
Gynecology/ Electrosurgery/ Urology	5,978	5,470	18,381	17,108
Neonatal	1,582	1,578	4,392	4,439
Blood Pressure Monitoring and Accessories*	1,952	1,687	4,754	5,158
Total:	$10,717	$10,032	$31,035	$30,408
*includes molded components sold to OEM customers.

International revenues by product category:

	3Q 2014	3Q 2013	9M 2014	9M 2013
Obstetrics	$164	$105	$488	$364
Gynecology/ Electrosurgery/ Urology	4,188	3,806	12,036	11,134
Neonatal	376	502	1,081	1,162
Blood Pressure Monitoring and Accessories*	1,200	1,071	2,658	3,326
Total:	$5,928	$5,484	$16,263	$15,986
*includes molded components sold to OEM customers.

c)     Gross Profit

Gross profits (GP) result from subtracting the cost of manufacturing products (direct materials, direct labor and manufacturing overhead), or the purchase price of finished products which are resold, from revenues. UTMD’s gross profit margin (GPM) is gross profit as a percentage of revenues.  In 3Q 2014, GP were $6,196 (57.8% GPM) compared to $5,949 (59.3% GPM) in 3Q 2013. In 9M 2014, GP were $18,595 (59.9% GPM) compared to $18,279 (60.1% GPM) in 9M 2013. The lower GPM in 3Q 2014 was due to a less favorable product mix. The lower GPM in 9M 2014 was due primarily to higher medical expenses for U.S. employees due to the “Affordable” Care Act.

d)    Operating Income

Operating income (OP) is the profit remaining after subtracting operating expenses from GP.  UTMD’s operating income margin (OPM) is its operating income divided by revenues.  OP in 3Q 2014 was $4,002 (37.3% OPM) compared to $3,665 (36.5% OPM) in 3Q 2013, and $11,907 (38.4% OPM) in 9M 2014 compared to $11,269 (37.1% OPM) in 9M 2013.

Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.   Managing operating expenses has been a key to UTMD’s consistent excellent profitability. Consolidated operating expenses were $90 lower in 3Q 2014 compared to 3Q 2013 and $322 lower in 9M 2014 compared to 9M 2013. The difference was due to lower Australia subsidiary operating expenses, which were $153 lower in 3Q 2014 and $480 lower in 9M 2014, compared to the same periods of 2013.

Consolidated S&M expenses in 3Q 2014 were $524 (4.9% of sales) compared to $646 (6.4% of sales) in 3Q 2013, and $1,674 (5.4% of sales) in 9M 2014 compared to $1,992 (6.6% of sales) in 9M 2013. S&M expenses in 3Q 2014 included $73 in U.S. Medical Device Excise Tax (MDET) compared to $75 in 3Q 2013, and $209 in 9M 2014 compared to $220 in 9M 2013.  The MDET, imposed as a component of the Patient Protection and Affordable Care Act (Obamacare), is levied as a 2.3% excise tax on domestic sales of medical devices.  The primary contributor to lower S&M expenses was the change from external to internal S&M management at Femcare Australia. Australia 3Q 2014 S&M expenses were $101 lower than in 3Q 2013 and $306 lower in 9M 2014 than in 9M 2013.

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

R&D expenses were $114 (1.1% of sales) in 3Q 2014 compared to $126 (1.3% of sales) in 3Q 2013, and $352 (1.1% of sales) in 9M 2014 compared to $368 (1.2% of sales) in 9M 2013.

Consolidated G&A expenses in 3Q 2014 were $1,555 (14.5% of sales) compared to $1,513 (15.1% of sales) in 3Q 2013, and $4,661 (15.0% of sales) in 9M 2014 compared to $4,650 (15.3% of sales) in 9M 2013. The G&A expenses in 3Q 2014 included $674 (6.3% of sales) of non-cash expense from the amortization of identifiable intangible assets (IIA) resulting from the Femcare acquisition in 2011, which were $626 (6.2% of sales) in 3Q 2013. The $48 difference was due to conversion into USD the same GBP IIA amortization expense in both periods.  IIA amortization expense for 9M 2014 and 9M 2013 were $2,021 and $1,872, respectively, with the $149 higher expense in 9M 2014 due to a weaker USD relative to the GBP. Consolidated G&A expenses in 3Q and 9M 14 were helped respectively by $53 and $174 lower G&A expenses in Australia.

In addition to litigation costs, G&A expenses include the cost of outside financial and internal controls auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley and Dodd-Frank Acts, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $25 in 3Q 2014 compared to $7 in 3Q 2013, and $49 in 9M 2014 compared to $21 in 9M 2013.

Operating expense summary:

	3Q 2014	3Q 2013	9M 2014	9M 2013
S&M Expense	$524	$645	$1,674	$1,991
R&D Expense	115	126	352	369
G&A Expense	1,555	1,513	4,662	4,650
Total Operating Expenses:	$2,194	$2,284	$6,688	$7,010

e)     Non-operating income/ expense

Non-operating income (NOI) includes income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology.  Non-operating expense (NOE) includes loan interest and bank fees.  Recognition of translation gains or losses on remeasured cash balances (i.e., EURO bank balances in the UK and GBP balances in Ireland) also is included in non-operating income/ expense.  UTMD’s reported NOE is the net of its NOI and NOE. The net is a NOE because the amount of interest that UTMD has been paying on bank loans since the 2011 Femcare acquisition has typically exceeded its NOI. (Net) NOE in 3Q 2014 was $107 compared to $88 in 3Q 2013, and $300 in 9M 2014 compared to $278 in 9M 2013. The 3Q 14 and 9M 14 NOE increases were due to recognizing subsidiary net remeasured currency translation losses of $66 and $136 respectively, which was the result of a stronger GBP relative to the EURO in 2014.  Interest expense in 3Q and 9M 2014 was $36 and $106 lower, respectively, than in the same periods in 2013.

f)     Income Before Income Taxes

Income before taxes (EBT) results from subtracting NOE from OP. EBT Margin (EBTM) is EBT divided by revenues.  3Q 2014 consolidated EBT was $3,895 (36.3% EBTM) compared to $3,577 (35.7% EBTM) in 3Q 2013. 9M 2014 consolidated EBT was $11,607 (37.4% EBTM) compared to $10,991 (36.1% EBTM) in 9M 2013. The EBT of UTMD Ltd. (Ireland) was 229 EURO (20.4% EBTM) in 3Q 2014 compared to 256 EURO (28.3% EBTM) in 3Q 2013. The EBT of Femcare (Femcare-Nikomed Ltd., UK and Femcare Australia Pty Ltd) was 1,060 GBP (41.5% EBTM) in 3Q 2014 compared to 764 GBP (32.8% EBTM) in 3Q 2013.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 3Q 2014 consolidated EBT plus interest expense was $4,840 compared to $4,479 in 3Q 2013, and $14,428 in 9M 2014 compared to $13,723 in 9M 2013.

g)     Net Income

Net income (NP) is EBT minus a provision for income taxes.  NP divided by revenues is UTMD’s net income margin (NPM). UTMD’s consolidated NP was $2,822 (26.3% NPM) in 3Q 2014 compared to $2,571 (25.6% NPM) in 3Q 2013, and $8,378 (27.0% NPM) in 9M 2014 compared to $7,938 (26.1% NPM) in 9M 2013.  The improvements in 3Q and 9M 2014 NPM compared to 3Q and 9M 2013 were primarily due to the improvements in EBT described above.

UTMD’s average (U.S. GAAP) consolidated income tax provision (as a % of EBT) was 27.6% in 3Q 2014 compared to 28.1% in 3Q 2013, and 27.8% in both 9M 2014 and 9M 2013.  The consolidated income tax provision rate was slightly higher in 3Q 2014 compared to the 3Q 2013, and about the same in 9M 2014 and 9M 2013, despite a decrease in the UK rate from 23% to 21% starting April 1, 2014, because of the discontinuance of the R&D tax credit in the U.S. at the end of 2013.

UTMD’s combined state and federal income tax provision rate in the U.S., after all allowable deductions, was 34.3% in 9M 2014 compared to 33.3% in 9M 2013. The income tax provision rate in the UK was 21.5% for 9M 2014 compared to 22.7% for 9M 2013.  The corporate income tax rate in Australia was 30% for all reporting periods. UTMD Ltd (Ireland) tax provision rate was 14.6% in 9M 2014 compared to 12.1% in 9M 2013.

h)     Earnings Per Share

Earnings per share (EPS) are consolidated NP divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Diluted EPS were $0.750 in 3Q 2014 compared to $0.680 in 3Q 2013 (10.3% increase), and $2.220 in 9M 2014 compared to $2.105 in 9M 2013 (5.4% increase). EPS benefited slightly from the open market purchase of about one-half percent of outstanding shares during 9M 2014. EPS for the most recent twelve months were $3.14, which includes 4Q 2013 EPS of $.917.  4Q 2013 included an increment in EPS of $.258 due to a favorable adjustment to UTMD’s deferred tax liability (DTL) which resulted from the effect of the enactment of lower corporate income tax rates in the UK during the remaining life of IIA amortization expense resulting from the 2011 Femcare acquisition.  In other words, the non-GAAP 4Q 2013 EPS was $.659 from normal operations without the favorable DTL adjustment.

Weighted average number of diluted common shares (the number used to calculate diluted EPS) in 3Q 2014 were 3,764,000 compared to 3,781,400 shares in 3Q 2013, and 3,774,000 in 9M 2014 compared to 3,770,900 in 9M 2013.  Employees and directors exercised options for 4,977 shares in 3Q 2014 and 26,438 in 9M 2014.  Options outstanding at September 30, 2014 were 100,500 shares at an average exercise price of $35.94 per share, including shares awarded but not vested. This compares to 98,100 unexercised option shares outstanding at September 30, 2013 at an average exercise price of $27.36 per share.  During 9M 2014, a total of 39,000 option shares were awarded to 70 employees at an average exercise price of $49.22.

Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 22,600 shares to actual weighted average shares outstanding in 3Q 2014 compared to 46,300 in 3Q 2013, and 27,000 shares to the 9M 2014 calculation compared to 47,000 in 9M 2013.  Actual outstanding common shares as of the end of 3Q 2014 were 3,742,200 compared to 3,737,700 at the end of 3Q 2013.  The Company repurchased 4,083 of its shares in the open market during 3Q 2014 at an average cost, including commissions and fees, of $48.70 per share, and 21,427 shares in 9M 2014 at an average price of $47.47 per share. The Company did not repurchase any of its shares in the open market in 9M 2013. UTMD retains its program for repurchasing shares when they seem undervalued.

i)     Return on Equity

Return on equity (ROE) is the NP retained by UTMD to internally finance its growth, divided by the average accumulated shareholders’ equity for the applicable time period.  Annualized ROE in 9M 2014 (before payment of dividends to shareholders) was 18% compared to 20% in 9M 2013.  The lower ROE in 9M 2014, in spite of higher NP, was due to 16% growth in average shareholders’ equity in 9M 2014 compared to 9M 2013.  Average shareholders’ equity in 9M 2014 was $62.4 million compared to $54.0 million in 9M 2013.  ROE can be increased by increasing NP, or by reducing shareholders’ equity by paying cash dividends or by repurchasing shares.  UTMD does all three.  The $8.4 million shareholders’ equity increase was achieved despite payment of $3.7 in cash dividends to shareholders and $1.0 million in share repurchases. Targeting a consistently high ROE of 20% remains a key financial objective for UTMD management.  Average ROE for the most recent 10 years was 21%.

Liquidity and Capital Resources

j)     Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $10,858 in 9M 2014 compared to $9,058 in 9M 2013.  The most significant changes in the two periods were benefits to cash of $339 from the absence in 9M 2014 of a $414 use of cash in 9M 2013 to reduce other liabilities and deferred revenues, $198 from a lower increase in accounts receivable in 9M 2014 compared to 9M 2013, and $174 larger increase in accrued expenses in 9M 2014 compared to 9M 2013.

The Company’s use of cash to pay down its bank loan principal balances was the most significant use of cash in either period. UTMD repaid $3,052 on its note principal during 9M 2014, compared to $2,909 repaid during 9M 2013. All of UTMD’s notes are scheduled to be repaid by March 2016. UTMD made cash dividend payments to its shareholders of $1,874 in 9M 2014 compared to $1,824 in 9M 2013.

Capital expenditures for property and equipment (PP&E) were $953 in 9M 2014 compared to $222 in 9M 2013.  UTMD paid $698 (762 AUD) in first half 2014 to purchase and fit out a new facility in Castle Hill NSW Australia to meet its Australia distribution operating needs. Depreciation of PP&E was $474 in 9M 2014 and $459 in 9M 2013.  The Company will continue to keep facilities, equipment and tooling in good working order.

In 9M 2014, UTMD received $361 and issued 20,531 shares of its stock upon the exercise of employee and director stock options, net of 5,907 shares retired upon optionees trading those shares in payment of the stock option exercise price.  Option exercises in 9M 2014 were at an average price of $25.56 per share.  In comparison, in 9M 2013, the Company received $647 from issuing 34,675 shares of stock on the exercise of employee stock options, net of 15,010 shares retired upon employees trading those shares in payment of the stock option exercise price and related taxes.

UTMD repurchased 21,427 shares in 9M 2014 at a cost of $1,017.  No shares were repurchased in 9M 2013.

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

k)     Assets and Liabilities

September 30, 2014 total assets increased $1,574 (2.0%) from December 31, 2013.  The increase was due to increases in the following current assets: $3,853 increase in cash and investments, $313 increase in accounts and other receivables and $167 increase in inventories. UTMD’s Ireland subsidiary EURO-denominated assets were translated as of September 30 into consolidated USD at a foreign currency exchange (FX) rate 8.4% lower (weaker EURO) than the FX rate at the end of 2013. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 2.1% lower (weaker GBP) than the FX rate at the end of 2013. UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 2.2% lower (weaker AUD) than the FX rate at the end of 2013.  The strengthening of the USD relative to the EURO, GBP and AUD currencies during 9M 2014 resulted in UTMD’s property and equipment assets’ book value only increasing $137 during the year, despite purchases of $953 exceeding depreciation of $474. The net book value of Intangible Assets declined $2,855, with $1,824 of the decline due to amortization and $1,031 of the decline due to FX.

Working capital (current assets minus current liabilities) was $19,421 at September 30, 2014, compared to $16,675 at December 31, 2013.  Current liabilities were $1,546 higher at September 30, 2014 compared to December 31, 2013 due to the 3Q 2014 $936 quarterly dividend payment to shareholders accrued but not paid until after September 30, whereas the 4Q 2013 $935 dividend was paid before the end of December 2013. The current portion of notes payable (debt principal due to be paid within one year) was $57 lower at September 30, 2014 due to the translation of the current portion of the UK loan from GBP to USD at a lower FX rate (stronger USD).  September 30 inventory balances are within management’s inventory turn targets. Receivables balances remain well within management’s days of receivables targets.  UTMD believes that its working capital not only is sufficient to meet normal operating needs, debt service requirements and projected cash dividend payments to shareholders, but also can substantially fund an additional acquisition or repurchase of shares.

At September 30, 2014, net intangible assets including goodwill were 55% of total assets compared to 60% at year-end 2013.

UTMD’s principal balance of bank debt at September 30, 2014 was 1) $2,100 to JPMorgan Chase in the U.S., of which $700 is long term debt, and 2) $3,893 (2,400 GBP) to JPMorgan Chase in the U.K., of which $1,298 (800 GBP) is long term debt. The JPMorgan Chase loan principal balance at September 30, 2014 was reduced $1,050 in the U.S. and 1,200 GBP in the UK from the end of 2013.  The deferred tax liability balance for amortization of Femcare IIA ($9,084 on the date of the acquisition) was $5,945 at September 30, 2014 compared to $6,510 at December 31, 2013.  Reduction of the deferred tax liability occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare IIA. UTMD’s total debt ratio (total liabilities/ total assets) as of September 30, 2014 was 22% compared to 25% at December 31, 2013.  UTMD’s total debt ratio one year earlier at September 30, 2013 was 29%.  The significant deleveraging has positioned the Company to be able to make additional acquisitions without diluting its shareholders’ interest.

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

Management believes it remains on track after 9M 2014 to accomplish its previously stated objectives for 2014.

m)      Accounting Policy Changes.

None.

Forward-Looking Information.   This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by management based on information currently available.  When used in this document, the words “anticipate,” “believe,” “project,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties stated throughout the document.  Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause a forward statement not to come true as anticipated, believed, projected, expected, or intended.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.  Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and the Company assumes no obligation to update or disclose revisions to those estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EURO), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .7922, .7259 and .7387 EURO per USD as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively.  Exchange rates were .6165, .6034 and .6180 GBP per USD as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively.  Exchange rates were 1.1452, 1.1201 and 1.0703 AUD per USD on September 30, 2014, December 31, 2013 and September 30, 2013, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
The voluminous Acts, administrative rules to enforce the Acts and promised efforts to reform the Acts, make the U.S. medical device marketplace unpredictable, particularly for the thousands of small medical device manufacturers including UTMD that do not have the overhead structure that the larger medical device companies can afford.  To the extent that the Acts place additional burdens on small medical device companies in the form of an excise tax on medical device sales, additional oversight of marketing and sales activities and new reporting requirements, the result is likely to be negative for UTMD’s ability to effectively compete and support continued investments in new product development and marketing of specialty devices in the U.S.

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

The Company’s business strategy may not be successful in the future:
As the level of complexity and uncertainty in the medical device industry increases, evidenced, for example, by the unpredictable regulatory environment, the Company’s views of the future and product / market strategy may not yield financial results consistent with the past.

As the healthcare industry becomes increasingly bureaucratic it puts smaller companies like UTMD at a competitive disadvantage:
An aging population and an extended economic recession are placing greater burdens on healthcare systems, particularly hospitals.  The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years.  Smaller companies like UTMD typically do not have the administrative resources to deal with broad new administrative requirements, resulting in either loss of revenue or increased costs.  As UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain clinical users because of the existence of long term supply agreements for preexisting products, particularly from competitors which offer hospitals a broader range of products and services.  Restrictions used by hospital administrators to limit clinician involvement in device purchasing decisions makes communicating UTMD’s clinical advantages much more difficult.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 3Q 2014.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
7/01/14 – 7/31/14	4,000	$48.70	4,000
8/01/14 – 8/31/14	-	-	-
9/01/14 – 9/30/14	83	48.50	83
Total	4,083	$48.70	4,083

(1)            In 3Q 2014 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992.  Since 1993 through 3Q 2014, the Company has repurchased 6.8 million shares at an average cost of $12.64 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.5 million of its shares at an average price of $11.80 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.8 million option shares at an average price of $10.71 per share.  All options were awarded at the market value of the stock on the date of the award.

The frequency of UTMD’s open market share repurchases depends on the availability of sellers and the price of the stock.  The board of directors has not established an expiration date or a maximum dollar or share limit for UTMD’s continuing and long term consistent pattern of open market share repurchases.

The purpose of UTMD’s ongoing share repurchases is to maximize the value of the Company for its continuing shareholders, maximize its return on shareholder equity by employing excess cash generated by effectively managing its business and to offset the dilutive impact of employee and director options. UTMD does not intend to repurchase shares that would result in terminating its Nasdaq Global Market listing.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/4/14	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/4/14	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer