Form 10-K
period 2014-12-31
UTAH MEDICAL PRODUCTS INC
filed 2015-03-12
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2014, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $171,715,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 11, 2015, common shares outstanding were 3,751,400.

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

UTMD's success in providing reliable solutions comes from its proven ability to integrate a number of engineering and technical disciplines in electronics, software, mechanical packaging, instrumentation, plastics processing and materials.   The resulting differentiated devices represent significant incremental improvements in patient safety, clinical outcomes and/or total cost over preexisting clinical tools. UTMD's experience is that, in the case of labor-saving devices, the improvement in cost-effectiveness of clinical procedures also leads to an improvement in overall healthcare including lower risk of complications.  UTMD markets a broad range of medical devices used in critical care areas, especially the neonatal intensive care unit (NICU), the labor and delivery (L&D) department and the women’s health center in hospitals, as well as products sold to outpatient clinics and physician's offices.

The opportunity to apply solutions to recognized needs results from an excellent core of practicing clinicians who introduce ideas to the Company, and key employees who are both clinical applications savvy and development engineering adept.

Domestically, UTMD’s products are sold directly to clinical end user facilities by the Company’s own direct sales representatives and independent manufacturers’ representatives.  In addition, some of UTMD’s products are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers.  Internationally, products are sold directly to end users in the UK, Ireland and Australia, and through other medical device companies and through independent medical products distributors in many other countries.  UTMD has representation globally in all major developed countries as well as many underdeveloped countries through several hundred distributors, 135 of which purchased at least five thousand dollars in UTMD medical devices during 2014.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $113,735 in the form of share repurchases, and an additional $38,918 in the form of cash dividends, to its public stockholders.

Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed in 1995 to better serve UTMD’s international customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a Redmond, Oregon company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  In 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries.  Femcare is best known for its leading global gyn brand, the Filshie Clip System, a female surgical contraception device (tubal ligation).  The addition of Femcare provided product and distribution channel diversification and expansion.  Sales of the products, or derivatives of the products, from the four acquisitions noted above, comprised 66% of UTMD’s consolidated 2014 sales.

UTMD's corporate headquarters are located at 7043 South 300 West, Midvale, Utah 84047 USA.  The corporate office telephone number is 01 (801) 566-1200.  Ireland operations are located at Athlone Business and Technology Park, Athlone, County Westmeath, Ireland.  The Ireland telephone number is 353 (90) 647-3932.  United Kingdom operations are located at Stuart Court, Spursholt Place, Salisbury Road, Romsey, Hampshire SO51 6DJ, UK.  The UK phone number is 44 (179) 452-5100.  Australia operations are located at Unit 12, 5 Gladstone Road, Castle Hill, NSW 2154, Australia.  The Australia phone number is 612 9045 4110.

PRODUCTS

More complete descriptions including part numbers and pictures of UTMD’s devices can be conveniently obtained at www.utahmed.com and www.femcare-nikomed.co.uk.

Labor and Delivery/ Obstetrics:

Fetal Monitoring Accessories.
Electronic Fetal Monitoring (EFM) is the standard of care in labor and delivery throughout the modern world.  While not all pregnancies are high risk, fetal emergencies can occur suddenly in seemingly normal labors.  The use of EFM allows conservation of nursing personnel and has virtually eliminated intrapartum fetal death.  Accurate determination of contraction strength increases the safety of labor augmentation and reduces the need for Cesarean section for desultory labor. Infusion of fluid through an intrauterine catheter may cushion the umbilical cord and improve oxygenation of the fetus.

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

UTMD markets tocodynamometer belts, disposable electrodes, catheters and accessories as outlined above, but does not currently market electronic monitors, the capital equipment that processes the electrical signals.  In addition to products currently offered, UTMD intends to continue to investigate and introduce tools that enhance fetal monitoring techniques.

Vacuum-Assisted Delivery Systems (VAD).
UTMD’s VAD Systems include CMI® patented soft silicone bell-shaped birthing cups and patented hand-held vacuum pumps which UTMD believes are the safest products available for use in vacuum-assisted operative deliveries.  UTMD’s patented soft silicone cup is a bell-shaped cup design that should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated.  Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention.  Although there are risks associated with vaginal operative deliveries which may currently represent 3-5% of all U.S. hospital births, the procedures are generally regarded as safer long term for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations.  UTMD estimates that the VAD operative approach is used for about 3-5% of all U.S. births, with forceps as the alternative.  UTMD’s bell-shaped soft silicone TENDER TOUCH® cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System (MAUDE) which publicly lists serious injuries reported by hospitals using specific brand names of products.

Other Obstetrical Tools.
AROM-COT™ is a finger cover with a patented prong design to rupture maternal membranes with less patient pain and anxiety.  MUC-X is an aspiration device used immediately after birth to clear neonatal respiratory passages and reduce exposure to potential infections.  CORDGUARD® is a product which unifies the multiple steps of clamping the neonate’s cord close to the umbilicus, severing the cord without splattering blood, drawing a clean cord blood sample, and assisting in the removal of the placenta.  CORDGUARD’s sharpless, closed system reduces the risk of exposure to potentially infected blood, and consequently reduces the high cost of exposure treatment under OSHA and CDC guidelines.  In addition, CORDGUARD facilitates obtaining neonatal blood that is otherwise hard to obtain safely and cleanly.  BT-Cath® is a patented uterine balloon tamponade catheter for controlling severe postpartum hemorrhage.  Its benefits include the ease of rapid deployment and ability to monitor further bleeding after the tamponade has been placed.  Abcorp toco belts and straps for fetal monitoring by an external tocodynamometer are provided in latex-free form in several configurations.  In 2014, UTMD extended the product line to include Bari-Belts™ and Bari-Bands™, a series of abdominal belts designed specifically for bariatric patients and bands to accommodate patients of all shapes and sizes.

Neonatal Intensive Care:

DISPOSA-HOOD™
The DISPOSA-HOOD is an infant respiratory hood that is used in the NICU to administer oxygen to neonates and flush CO2 (carbon dioxide) while maintaining a neutral thermal environment (NTE) critical to proper physiologic responses.  The DISPOSA-HOOD, placed over the infant's head, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head.  The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head, provides optimum flows for elimination of CO2 by ventilation and allows for humidification. DISPOSA-HOOD, in contrast to an incubator, allows for excellent access to and visualization of the underdeveloped infant.  Because it is a disposable product, it also prevents potential cross-contamination that might occur with an incubator. Less invasive and constraining than nasal cannulae, Disposa-Hood avoids potential damage to fragile premature neonatal nasal/ orotracheal tissues, as well as facial tissues as cannulae are often secured with tape.  Of course, a nasal cannula by itself cannot provide a NTE.

DELTRAN® PLUS
UTMD’s DELTRAN blood pressure monitoring system has been adapted specifically for use in the NICU.  The streamlined version eliminates needles used for blood sampling, avoids the loss of scarce neonatal blood volume and provides a closed system that reduces the risk of infection.  The system features excellent visualization of clearing volume, and one-handed use.  UTMD continues its customization of Deltran kits for specific hospital applications.

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

UTMD expects to continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most developmentally-friendly specialty products available for the NICU.

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

FILSHIE CLIP System
 UTMD acquired the Filshie Clip System as part of its acquisition of Femcare in March 2011. In 2014, sales of Filshie Clips, applicators and accessories represented 38% of UTMD’s total sales. The Filshie Clip is a female surgical contraception device used for tubal ligation, i.e., placed on the fallopian tubes, generally laparoscopically but also post partum during a C-Section procedure. The Filshie Clip, in use for over 30 years, is as effective as the newest occlusive devices and much more effective than the more traditional tubal ligation sterilization approaches, is as easy or easier to place as any of the traditional techniques and much easier than the newer hysteroscopic devices, is safer than electrocautery and the newer hysteroscopic devices when placed by less than well-trained and skilled clinicians, and has a substantially higher probability of reversibility when compared to all of the other approaches for women who later decide they may like to get pregnant.

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

 In more recent years, hysteroscopic sterilization has been introduced as an alternative to laparoscopic tubal ligation. The device is the ESSURE by Conceptus, Inc.  The device, considered a permanent implant, is inserted transvaginally.  Although similar to the Filshie Clip in its sterilization effectiveness as measured after successful application, Essure takes some time after placement to become effective, requires an additional subsequent procedure to confirm that the tubes are blocked, is not reversible (allowing later pregnancy) and requires much more skill to apply correctly.  Essure’s reported misapplication rate and post-operative pain are significantly greater than using the Filshie Clip.

The U.S. FDA released the Filshie Clip for marketing in 1996 after a Femcare PMA submission. Now the Filshie Clip is effectively marketed in the U.S. through an exclusive distribution agreement with CooperSurgical Inc. (CSI).  In 2014, sales to CSI for use in the U.S. were 24% of total Filshie Clip System sales.  Outside the U.S., the Filshie Clip has numerous regulatory approvals and is being sold directly by UTMD to clinicians in Ireland, the U.K. and Australia, and through specialty distributors in other countries.

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

In the past, UTMD has divided domestic U.S. sales into “direct sales” and “OEM sales.”  Included in direct sales have been sales of finished devices through hospital distributors.  OEM sales are theoretically to other medical device (or non-medical device) companies where UTMD products are components of their finished product offerings.  The distinction starts to blur when distributors purchase components or finished devices that they relabel or market as part of a kit, or other medical device companies purchase finished devices that they sell as a distributor. A significant recent example is the Filshie Clip System sold to CSI by Femcare-Nikomed Ltd, a subsidiary of UTMD, under a distribution agreement for the U.S.  Because CSI is another medical device company, UTMD has included these sales in its Domestic OEM Sales category since the 2011 acquisition of Femcare. However, CSI is really a distributor of Femcare’s finished devices. The regulatory responsibility is Femcare’s with respect to product safety and effectiveness.  However, from a marketing perspective, labels include both the Femcare and the CooperSurgical names. UTMD could classify the sales as domestic direct because CSI is a distributor of UTMD’s subsidiary finished devices, or as domestic OEM because CSI is another medical device company which has its name on the label. As sales of components to non-medical device entities are immaterial, UTMD will no longer try to make the distinction between domestic direct sales and domestic OEM sales. As an observation, UTMD stopped trying to make the distinction for its international sales over a decade ago, because a greater portion of its international sales were to foreign “distributors” which are difficult to classify as either direct or OEM.

1)  Domestic sales.
For domestic sales to end-users of finished devices, marketing efforts are complex and fragmented.  UTMD’s marketing focus is with clinicians who take responsibility for obtaining optimal patient care outcomes, primarily through clinical meetings, trade shows and the Internet.  In competitive bidding processes, UTMD works primarily with administrators who are responsible for hospital purchasing decisions.

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

As a general rule, because of UTMD’s differences in design and manufacturing reliability, competitors’ devices represent substitutes rather than equivalent devices.  The Company’s primary marketing challenge is to keep its customers focused on those differences and their important clinical benefits.  In recent years, UTMD’s access to U.S. hospital clinicians has become increasingly restricted and the involvement of clinicians in medical device purchasing decisions, which is critical to the Company’s success, has declined.  To the degree that U.S. hospitals become less focused on patient safety and clinical outcomes and more on out-of-pocket unit price, UTMD’s competitive position weakens.

In 2014, UTMD sold components and finished devices to 142 other companies in the U.S.  For over 35 years, the Company has utilized its manufacturing capabilities and engineering know-how to produce high quality components and finished devices for other companies.  For U.S. companies which wish to distribute their products outside the U.S., UTMD’s maintenance of certification to current ISO 13485 medical device quality standards is an important benefit  UTMD’s website, which lists its capabilities, is often the basis for contacts for new OEM work.

Although there are other manufacturers in the U.S. with similar manufacturing capabilities, UTMD’s primary competition comes from East Europe, India and China device component manufacturers which have much lower wage rate structures.  To the extent that the U.S. Dollar gains strength in any period of time against foreign currencies, UTMD’s ability to be cost-competitive with foreign manufacturers is additionally diminished.

2)  International sales.
In 2011-2014, international sales represented a majority of consolidated total sales.  Prior to 2011, with only a few exceptions, UTMD’s international sales were to other medical device companies and distributors, not to clinical end user facilities. After the acquisition of Femcare in 2011, UTMD began a transition to selling direct to end user facilities in the UK, Australia and Ireland, which has had a positive impact on revenues as well as gross profit margins.  UTMD expects that international sales will continue to grow more rapidly than its domestic sales, as the standard of living in emerging countries continues to improve.  UTMD’s website provides information that frequently results in unsolicited contacts from foreign entities. The Company has hundreds of competitors worldwide.

DISTRIBUTION

An important success factor in the current U.S. healthcare industry is access to customers.  Although the U.S. hospital supplier environment has been consolidating as a result of group purchasing organizations (GPOs), or their equivalents, the financial relationships and true benefits for hospitals has come under scrutiny, both by hospitals’ managements themselves and by the government.  As a potential positive factor to UTMD’s future performance, the increased scrutiny may lead to an understanding consistent with UTMD’s belief that U.S. hospitals are not currently saving costs under GPO contracts when it comes to specialty medical devices that can reduce complications and unwanted side effects.

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

When U.S. hospital customers request it, UTMD provides its products through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors currently comprise about 14% of total domestic direct sales (excluding Filshie Clip sales to CSI).

In the U.S., Ireland and UK, UTMD sells its products through its own directly employed sales force and through selective independent manufacturer representatives.  Direct sales representatives focus on applications for UTMD devices where customer training and support may be important.  The direct sales force is comprised both of “outside” representatives operating remotely in specific geographic areas, and “inside” representatives who operate primarily by telephone from corporate offices.  Direct representatives are trained to understand the medical procedures being performed within UTMD’s clinical focus.  Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with specific solutions to clinical problems.  In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs

In addition to traditional sales approaches, UTMD encourages customers to take advantage of fast and easy online ordering at https://storefront.utahmed.com. UTMD introduced this portal website in 2006. It provides a convenient and secure method for placing orders, allows the customer to easily monitor the status of orders and shipments, simplifies the reordering process and gives quick access to account information.

Additionally, UTMD sells component parts as well as finished devices to other companies for use with their product lines.  This OEM distribution channel effort is simply maximizing utilization of manufacturing capabilities that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD’s direct distribution and marketing programs.

Internationally, the Company distributes directly to end user facilities in the UK, Ireland and Australia, and sells to over 300 regional distributors and OEMs (other medical device manufacturers and/or distributors) in over a hundred countries.  Ten percent of UTMD’s independent international distributors represented 80% of UTMD’s indirect international sales in the years of 2012 - 2014.

UTMD’s Internet website www.utahmed.com is a frequent conduit for international customer inquiries.

NEW PRODUCT DEVELOPMENT

New product development has been a key ingredient to UTMD’s market identity.  Product development takes several interrelated forms: 1) improvements, enhancements and extensions of current product lines in response to clinical needs or clinician requests, 2) introduction of new or augmented devices that represent a significant improvement in safety, effectiveness and/or cost of care, and 3) acquisitions of products or technology from others.  Manufacturing process development is an equally important aspect that cannot be separated from the successful design and development of devices.

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

UTMD’s current product and process development projects are in the following areas: 1) augmentation and internal manufacturing of Femcare devices acquired in 2011, 2) neonatal intensive care, 3) specialized procedures for the assessment and treatment of cervical/uterine disease, 4) labor and delivery procedures, and 5) product and process development for OEM customers.  Internal product development expenses are expected to be in the range of 1-2% of sales in 2015.

EMPLOYEES

At December 31, 2014, the Company had 172 employees, and an additional eleven subcontract employees in Utah.  The subcontract employees represent UTMD’s desire to provide handicapped persons additional work opportunities, hired through the Utah state-supported Work Activity Center.  Almost all of UTMD’s internally- manufactured devices are made either in Utah or in Ireland. The average tenure with the Company of the 126 employees in the U.S. is over fifteen years, and of the 27 employees in Ireland is over twelve years.  This experience conveys an important benefit due to the level of training required to produce consistently high quality medical devices and appreciation of how UTMD’s devices provide unique benefits for clinicians and patients.  The Company's continued success will depend to a large extent upon its ability to retain skilled and experienced employees.  No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an environment in which reliable, creative and high achieving people wish to work.

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

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company owns or exclusively licenses seventeen unexpired U.S. patents, numerous associated patents in sovereignties outside the U.S.and is the licensee of certain other technology.  There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns thirty registered trademarks which have achieved significant brand recognition.  The Company believes that its trademarks and tradenames, many of which have become well known in the global medical community through decades of successful use of the associated medical devices, have substantially more intangible value than its patents.

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

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2014, royalties included in cost of goods sold were $277.  Other royalties have been previously paid as a lump sum, or were incorporated into the price of acquisitions or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  UTMD’s future financial performance may also depend on the marketing ability of other companies that license UTMD’s technology.  During 2014 the Company received $99 in royalty income, compared to $90 in 2013 and $89 in 2012.

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

Except for the Filshie Clip System, all of UTMD’s present products are unclassified, Class I or Class II devices.  The Filshie Clip System is a Class III device which has more stringent regulatory controls. The Company is in compliance with all applicable U.S. regulatory standards including CFR Part 820, the FDA Quality System Regulation (QSR) effective in 1997, also known as cGMPs (current good manufacturing practices).   The Company’s most recent FDA inspection was in July 2014, which did not result in the issuance of any FDA-483 observations.

In 1994, UTMD received certification of its quality system under the ISO9001/EN46001 standards (“ISO” stands for “International Organization of Standardization”) which it maintained until December 2003.  In October 2003, UTMD’s Utah facility was certified under the more stringent ISO13485 standard for medical devices. UTMD’s Ireland facility was certified under the concomitant ISO13488 standard.  In July 2006, both facility ISO certifications were upgraded to the even more stringent ISO13485:2003 standard.  Currently, UTMD’s facilities in the UK, Ireland and Utah are all certified under the most recent ISO13485:2012 standard.  UTMD remains on a continuous periodic audit schedule by its independent notified body in order to stay current with international regulatory standards, and retain its certifications. UTMD has received CE Mark certifications (demonstrates proof of compliance with the European Community’s ISO standards) for essentially all of its products. The U.S. FDA QSR was developed in harmony with the ISO standards.

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

Total 2014 revenues in US Dollar terms from customers outside the U.S. were $21,795 (53% of total sales), compared to $21,528 (53% of total sales) in 2013 and $21,591 (52% of total sales) in 2012.  U.S. international trade sales (Exports) from the U.S. to international customers were $5,632 in 2014, $5,203 in 2013 and $5,295 in 2012.  Exports represented 26%, 24% and 25% of total international trade sales in 2014, 2013 and 2012, respectively.  U.S. Exports exclude Utah intercompany sales to foreign subsidiaries which distribute U.S.-made finished devices directly to end-users in the UK, Ireland and Australia.

For sales by international geographic area, please see notes 1 and 10 to the Consolidated Financial Statements.

BACKLOG

“Backlog” is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD’s business requires fast response to customer orders.  Virtually all direct shipments to end user facilities are accomplished within a few days of acceptance of purchase orders. Consequently, UTMD’s backlog at any point in time is comprised mainly of orders from OEM and independent international distributors, which purchase in larger quantities at less frequent intervals.  Backlog shippable in less than 90 days was $2,516 as of January 1, 2015, $2,002 as of January 1, 2014 and $2,316 as of January 1, 2013.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors, but it is affected by uneven purchasing patterns of U.S. OEM customers and international distributors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device industry because devices are frequently used in inherently risky situations to help clinicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit against a company where an individual plaintiff suffers permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists.  However, no such damages have been awarded against UTMD in its 36-year history.

UTMD in the U.S. and Ireland is self-insured for product liability risk, and reserves funds against its current performance on an ongoing basis to provide for its defense should any lawsuits be filed. The Company’s average cost of defense (excluding Femcare) over the last twenty-two years was $20 per year, well below the deductible level of typical product liability insurance policies. Because the Filshie Clip is a Class III device, Femcare insures its product liability risk though a third-party insurance company at a cost of about £86 per year.  The deductible level of the Femcare policy is $150 per claim for the U.S. and Canada, and £50 elsewhere in the world.  Since acquiring Femcare in 2011, UTMD has had to (successfully) defend one claim at a total cost of £7.

The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.  Over the time span of the last twenty-two years, UTMD has been named as a defendant in a total of six lawsuits (excluding the one Femcare lawsuit).  Four lawsuits involved a patient injury related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used. The VADS devices in all four cases did conform to specifications.  UTMD was ultimately dismissed as a defendant in all four of the lawsuits, and legal costs were not material to performance. During the last twenty-two year period of time during which over twenty-eight million finished devices (excluding Femcare) were used, there were only two other lawsuits involving UTMD devices.  In the first, regarding the use of EndoCurette, there was no evidence of patient injury. The lawsuit was settled in 2010 for an immaterial amount to avoid the diversion of management time and substantial costs of litigation, even though UTMD was confident that the case was without merit.  In the second, UTMD was brought into a lawsuit by a defendant physician, speculating a design deficiency in a Finesse electrosurgical generator (ESU) which had been in use for eighteen years before the injury event, and used successfully by the same physician after the event. The injured patient did not allege any fault by UTMD.  The case was settled in 2012 without any UTMD involvement or liability.  Presently, there are no product liability lawsuits, or threats of lawsuits, in which UTMD is a defendant.

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

ITEM 1A – RISK FACTORS

Legislative healthcare reform in the United States, as embodied in The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) adds a substantial excise tax that began in 2013, increases administrative costs and has lead to decreased revenues in the U.S.:
The voluminous Acts, administrative rules to enforce the Acts and promised efforts to reform the Acts, make the U.S. medical device marketplace unpredictable, particularly for the thousands of small medical device manufacturers including UTMD that do not have the overhead structure that the larger medical device companies can afford.  To the extent that the Acts continue to place additional burdens on small medical device companies in the form of the excise tax on medical device sales, additional oversight of marketing and sales activities and new reporting requirements, the result is likely to continue to be negative for UTMD’s ability to effectively compete and support continued investments in new product development and marketing of specialty devices in the U.S.

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

The growth of Group Purchasing Organizations (GPOs) adds non-productive costs, typically weakens the Company’s marketing and sales efforts and may result in lower revenues:
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

The Company’s business strategy may not be successful in the future:
As the level of complexity and uncertainty in the medical device industry increases, evidenced, for example, by the unpredictable regulatory environment, the Company’s views of the future and product/ market strategy may not yield financial results consistent with the past.

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

Fluctuations in foreign currencies relative to the U.S. Dollar (USD) can result in significant differences in period to period financial results:
Since the majority of UTMD’s sales are outside the U.S. and consolidated financial results are reported in USD terms, a stronger USD can have a negative effect. For the approximate 65% of sales to foreign entities made in fixed USD terms, a stronger USD makes the devices more expensive and weakens demand.  For the remaining 35% invoiced in a foreign currency, not only USD sales and profits are reduced, but also gross profits and operating profits in foreign currency terms are reduced because many of the finished products and/or components are being purchased in fixed USD.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

Office and Manufacturing Facilities.
At the beginning of 2015, the Company's operations were located in 110,000 square feet of facilities near Salt Lake City, Utah, a 77,000 square foot facility in Athlone, County Westmeath, Ireland, a 12,000 square foot facility near Romsey, Hampshire, England, and a 3,200 square foot facility in Castle Hill NSW, Australia.  In 2011, UTMD assumed the lease for its Romsey facilities which house Femcare in the UK.  In the U.S., Ireland and Australia, UTMD owns its property and facilities with the exception of a long-term lease with 17 years remaining on one section of its Midvale parking lot.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
UTMD's common stock trades on the NASDAQ Global Market (symbol:UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2014		2013
	High	Low	High	Low
1st Quarter	$59.42	$48.72	$49.85	$36.18
2nd Quarter	58.87	44.52	54.59	40.84
3rd Quarter	53.79	47.50	64.84	48.30
4th Quarter	61.00	47.33	60.89	48.46

Stockholders.
The approximate number of beneficial stockholders of UTMD’s common stock as of March 4, 2015 was 2,400.

Dividends.
The following sets forth cash dividends paid during the past two years:

Record Date	Payable Date	Per Share Amount

March 19, 2013	April 4, 2013	0.245
June 14, 2013	July 3, 2013	0.245
September 16, 2013	October 4, 2013	0.245
December 16, 2013	December 30, 2013	0.25
March 18, 2014	April 2, 2014	0.25
June 18, 2014	July 3, 2014	0.25
September 18, 2014	October 2, 2014	0.25
December 16, 2014	December 30, 2014	0.255

2013 total cash dividends paid per share		$0.985

2014 total cash dividends paid per share		$1.005

Issuer Purchases of Equity Securities.
The following table details purchases by UTMD of its own securities during 4Q 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
10/01/14 – 10/31/14	780	$48.01	780
11/01/14 – 11/30/14	-	-	-
12/01/14 – 12/31/14	-	-	-
Total	780	$48.01	780

(1)  In fourth quarter 2014 UTMD purchased an aggregate of 780 shares of its common stock at an average cost of $48.01 per share, including commissions and fees, pursuant to a continued open market repurchase program instituted in August 1992.  UTMD purchased a total of 22,207 of its own shares during 2014 for $1,055 including commissions and fees. UTMD did not purchase any of its own shares during 2013.  During 2012, UTMD purchased 15,000 of its shares for $504 including commissions and fees.

ITEM 6 - SELECTED FINANCIAL DATA

Dollar amounts are in thousands, except per share data.

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2014, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report.  The selected consolidated financial data should be read in conjunction with UTMD’s Consolidated Financial Statements and the notes included elsewhere in this report.

	Year Ended December 31
	2014	2013	2012	2011	2010
Net Sales	$41,278	$40,493	$41,552	$37,860	$25,121
Net Income	11,378	11,406	10,169	7,414	6,014
Earnings Per Common Share (Diluted)	3.02	3.02	2.74	2.03	1.65
Total Assets	81,076	80,711	76,935	76,389	41,238
Working Capital	20,704	16,675	10,712	7,385	23,239
Long-term Debt	973	5,065	9,003	16,242	909
Cash Dividends Per Common Share	1.005	0.985	0.965	0.945	1.665

	Quarterly Data for 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$9,827	$10,491	$10,717	$10,243
Gross Profit	6,050	6,349	6,196	6,388
Net Income	2,722	2,834	2,822	3,000
Earnings Per Common Share (Diluted)	.72	.75	.75	.80

	Quarterly Data for 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$10,374	$10,002	$10,032	$10,085
Gross Profit	6,281	6,048	5,949	5,994
Net Income	2,735	2,632	2,571	3,468
Earnings Per Common Share (Diluted)	.73	.70	.68	.92

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Currency amounts are in thousands except per-share amounts and where noted.

The following comments should be read in conjunction with the accompanying financial statements.

Overview
UTMD’s 2014 income statement results compared to 2013 were as follows:

	2014	2013	change
Net Sales	$41,278	$40,493	+1.9%
Gross Profit	24,983	24,273	+2.9%
Operating Income	16,202	14,828	+9.3%
Income Before Tax	15,812	14,476	+9.2%
Net Income	11,378	11,406	-
Earnings per Share	3.015	3.022	-

A comparison of profit margins in 2014 to 2013 follows:

	2014	2013
Gross Profit Margin	60.5%	59.9%
Operating Income Margin	39.3%	36.6%
Net Income Margin	27.6%	28.2%

Net Income and earnings per share (EPS) in 2013 benefited from a $976 reduction in the 2013 income tax provision (increasing Net Income $976 and EPS $.259) due to the United Kingdom (UK) enacting substantially lower corporate income tax rates over the remaining twelve year amortization life of Femcare Identifiable Intangible Assets (IIA).

As stockholders likely remember, in March 2011 UTMD acquired 100% of the stock of Femcare Holdings Limited in the UK, and its subsidiaries (Femcare).  Included in the purchase price were IIA of $38.8 million, almost all of which are being amortized over a fifteen-year useful life in (G&A) operating expenses. This approximately $2.6 million per year amortization expense reduces the income statement tax provision, but is not deductible on the tax return. As a consequence, on the acquisition date in 2011, UTMD created a deferred tax liability (DTL) on its balance sheet, using UK tax rates then in effect, which represented the tax impact of the amortization of IIA over the fifteen year life.

According to U.S. GAAP, the total effect of tax rate changes on deferred tax balances is recorded as a component of the income tax provision related to continuing operations for the period in which the law is enacted. In other words, the total reduction in the DTL in 2013 that resulted from lower future tax rates over the remaining almost 12 years of Femcare IIA amortization, which amounted to $976, reduced UTMD’s reported 2013 tax provision and increased reported Net Income by the same amount, per U.S. GAAP. The adjustment only affected UTMD’s income tax provision, Net Income and EPS; not Sales, Gross Profit, Operating Income or Earnings Before Taxes (EBT).

Without including the effect of reducing the 2013 income tax provision, UTMD’s 2014 Net Income and EPS compared to 2013 on a non-GAAP basis were as follows:

	2014	2013	change
Net Income	$11,378	$10,430	+9.1%
Earnings per Share	3.015	2.763	+9.1%

Similarly, UTMD’s Net Income Margin in 2014 compared to 2013 on a non-GAAP basis (before the DTL adjustment) was as follows:

	2014	2013
Net Income Margin	27.6%	25.8%

The Company believes that the presentation of results excluding the DTL and 2013 tax provision adjustments provides meaningful supplemental information to both management and investors that is indicative of UTMD’s core operating results in 2014 compared to 2013.

The Company’s continued excellent positive cash flow in 2014 allowed it to continue to pay down the term loans that it incurred to help finance the purchase of Femcare in March 2011, while increasing cash dividends paid to shareholders and repurchasing shares in the open market. In early 2015, UTMD repaid the remaining loan principal balances.  Four years after acquiring Femcare for $41 million without diluting shareholders, the Company is debt free with about the same cash balances as it had immediately prior to the acquisition.

Total consolidated Net Sales were up 1.9% in 2014 compared to 2013.  The increase was achieved despite $1,183 lower sales of Deltran blood pressure monitoring (BPM) kits to UTMD’s China distributor in 2014 compared to 2013. Comparing sales excluding the sales of BPM kits to its China distributor, 2014 sales were up 5%. About 35% of UTMD’s 2014 sales were invoiced in foreign currencies – the Great Britain Pound (GBP), the Euro and the Australia Dollar (AUD). Because of offsetting average foreign currency exchange rate (FX) changes (the GBP was, on average, stronger than the USD while the Euro and AUD were weaker), less than a half percent of UTMD’s five percent sales increase (excluding China BPM sales) came from FX.  Consolidated international sales in USD terms, which were 53% of total consolidated 2014 sales, were up 1.2% from 2013. Excluding China BPM sales, consolidated international sales were up 7%. Domestic sales were up 2.7%, with domestic sales to U.S. OEM customers up 27% and Femcare UK sales of its Filshie Clip System to its exclusive U.S. distributor, CooperSurgical Inc. (CSI), up 13%.

The major portion of the 0.6% increase in average gross profit margin (GPM) was due to a more favorable product mix, as the large loss of very low margin BPM kit sales to UTMD’s China distributor was replaced by higher margin sales.  By also reducing operating expenses, in particular sales and marketing expenses in Australia (AUS) from setting up UTMD’s own operational team to replace a third party contractor, UTMD was able to leverage its higher sales and GPM to achieve a 2014 operating profit margin (OPM) 2.7 percentage points higher than in 2013.  The result was a 9% increase in Operating Income and EBT with just a 2% increase in sales.

UTMD achieved an excellent 27.6% Net Income Margin (NIM) in 2014.  Interest expense was $150 lower in 2014, resulting from lower loan balances, but that gain was offset by a $162 non-operating expense in 2014 from loss on remeasured foreign currency value as the result of FX for Euro cash balances held in the UK. The consolidated U.S. GAAP income tax provision rate for 2014 was 28.0% compared to 21.2% in 2013. The non-GAAP 2013 income tax provision rate, excluding the $976 reduction in the provision due to the DTL adjustment, was also 28.0%.

EPS were $3.02 in both 2014 and 2013.  The non-GAAP 2013 EPS were $2.76.  The number of diluted shares outstanding, used for calculating EPS, were essentially the same in both 2014 and 2013.

The Company believes that investors benefit from referring to the 2013 non-GAAP financial measures in assessing UTMD’s performance. The non-GAAP financial measures also facilitate management’s internal comparisons for purposes of planning future performance. The non-GAAP financial measures disclosed by UTMD should not be considered a substitute for or superior to financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated.

Measures of the Company’s liquidity and overall financial condition improved in 2014 as UTMD reduced its total liabilities by 18% and increased current assets by 22%.  The total debt ratio (total liabilities to total assets) declined to 20% at the end of 2014 from 25% at the end of 2013.  The current ratio (current assets to current liabilities) increased to 3.3 from 3.2 at the end of 2013, primarily because ending cash and investments were $4.9 million higher. Cash generation remained strong, allowing a 2% increase in dividends to shareholders while at the same time reducing bank loan principal balances by $4.3 million and open market share repurchases of $1.1 million. Shareholder Equity increased to $64.6 million from $60.6 million despite combined dividends and share repurchases of $4.8 million, which reduce shareholder equity.  The return on average shareholder equity (prior to the payment of dividends) was 18% in 2014 compared to 20% for 2013 due to a 12% increase in average shareholder equity.

Productivity of Assets and Working Capital Assets.
Year-end 2014 total consolidated assets were $81,076 comprised of $29,675 in current assets, $8,236 in consolidated net property, plant and equipment (PP&E) and $43,165 in net intangible assets, compared to $80,711 total assets at the end of 2013 comprised of $24,286 in current assets, $8,329 in consolidated net PP&E and $48,095 in net intangible assets.  Total asset turns (total consolidated sales divided by average total assets for the year) in 2014 was 51%, the same as in 2013.

Current assets increased $5,388 due to a $4,880 increase in cash and investments, a $369 increase in accounts and other receivables and a $167 increase in inventories. Year-end 2014 and 2013 cash and investment balances were $19,332 and $14,451, representing 24% and 18% of total assets, respectively.  Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances increased $270 due in part to higher 4Q 2014 sales and in part to 1.9% of A/R over 90 days from date of invoice at the end of 2014 compared to 0.9% at the end of 2013. The Company believes any older A/R will be collected or are within its reserve balances for uncollectible accounts.  Average days in A/R from date of invoice on December 31, 2014 were 34 days based on 4Q 2014 shipments, up from 33 days at the end of 2013. This performance remains well within management’s trade A/R objective.     Average 2014 inventory turns were 3.4 compared to 3.6 in 2013.  The lower turns were below usual management guidelines, as UTMD substantially increased its inventory of Filshie Sterishot disposable applicator WIP/finished goods as a hedge against an interruption of supply during the early stages of conversion to manufacturing in-house.  UTMD management expects to improve its inventory turns in 2015.

Current liabilities were up $1,360 at the end of 2014 compared to the end of 2013 primarily because of a missed December estimated income tax payment of $0.7 million and an increase in customer deposits of $0.3 million. The late income tax payment was made in January. When UTMD’s China distributor of BPM kits started reordering again after a one year hiatus, the Company required a December 2014 deposit of $342 for the scheduled 1Q 2015 shipment.

Working capital (current assets minus current liabilities) at year-end 2014 was $20,704 compared to $16,675 at year-end 2013.  The end of 2014 working capital exceeds UTMD’s needs for normal operations, meeting current interest and debt repayment obligations and paying expected shareholder cash dividends. It is also sufficient for periodically repurchasing shares to offset dilution from employee and director options and to enhance EPS and shareholder returns, to complete small investments in new acquisitions of products or technology that would increase sales and profits and to internally finance organic growth. If, however, UTMD has the opportunity for another major accretive acquisition, current working capital might not be sufficient.

PP&E includes Utah, Ireland, England and Australia manufacturing molds, production tooling and equipment, test equipment, product development laboratory equipment, computers and software, warehouse equipment, furniture and fixtures, and buildings and real estate. UTMD owns its facilities in Utah, Ireland and Australia. Most of UTMD’s devices are manufactured either in its Utah or Ireland facilities. The Australia facility is a distribution operation.  The Femcare UK subsidiary facility is leased.  Ending 2014 net consolidated PP&E (depreciated book value of all fixed assets) decreased $93 as a result of $637 in depreciation, capital expenditures of $1,110 and the year-end differences in FX rates on the USD value of PP&E in Ireland, England and Australia.  Capital expenditures included $628 (USD) for the purchase and fitting-out of a new office/ distribution facility in Australia. In USD terms, the net book value of PP&E at the end of 2014 compared to the end of 2013 in the U.S. increased $16, in Ireland decreased $607, in England decreased $94 and in Australia increased $592, given the following end of year FX rates:

	12-31-14	12-31-13
EURO	1.2110	1.3776
GBP	1.5586	1.6574
AUD	0.8181	0.8928

The year-end 2014 net book value (after accumulated depreciation) of consolidated PP&E was 30% of purchase cost.  End of year PP&E turns (Sales divided by Net PP&E) improved to 5.0 in 2014 compared to 4.9 in 2013.  Since UTMD’s PP&E is in good working order and capable of supporting increased sales activity, the continued productivity of fixed assets will remain a source of future profitability.  In 2015, PP&E purchases are not expected to exceed depreciation of fixed assets.

Net intangible assets (after accumulated amortization) are comprised of the capitalized costs of obtaining patents and other intellectual property, as well as identifiable intangibles and goodwill resulting from acquisitions. Net intangible assets were $43,165 (53% of total assets) at the end of 2014 compared to $48,095 (60% of total assets) at the end of 2013.  Per U.S. GAAP, intangible assets are categorized as either 1) IIA, which are amortized over the estimated useful life of the assets, or 2) goodwill, which is not amortized or expensed until the associated economic value of the acquired asset becomes impaired.  The two categories of Femcare intangibles at year-end 2014 were IIA of $27,897 and goodwill of $7,953.  The accumulated amortization of Femcare IIA as of December 31, 2014 since the March 18, 2011 acquisition was $9,532. UTMD’s goodwill balance was $15,145 at the end of 2014, 35% of total intangibles. Because the products associated with UTMD’s acquisitions of Columbia Medical in 1997, Gesco in 1998 and Abcorp in 2004 continue to be viable parts of UTMD’s overall business, UTMD does not expect the current goodwill value associated with the four acquisitions (including Femcare) to become impaired in 2015. Additions to intangibles in 2014 were $22, while there was $2,719 in amortization expense. The 2014 non-cash amortization expense of Femcare IIA was $2,660 compared to $2,525 in 2013.  The difference was due to the USD/GBP FX rate.  The 2015 non-cash amortization expense of Femcare IIA will again be £1,615, or about $2,520 if the average USD/GBP FX is 1.56.

Liabilities.
At the end of 2014, $3,894 of UTMD’s $8,971 in current liabilities was the current portion of the remaining $4,867 principal balance of debt incurred to help finance the 2011 Femcare acquisition. Subsequent to the end of 2014, the debt has been repaid in full. In 2014, UTMD’s total liabilities declined 18% ($3,610). The resulting 2014 year-end total debt ratio was 20%, compared to 25% at the end of 2013. Total liabilities declined because of $4,035 repayment of bank loans and reduction in the DTL as IIA were amortized, offset by $1,362 higher accrued liabilities as explained above. The DTL, which was created as a result of the fifteen year tax consequence of the amortization of Femcare’s IIA, had a 2014 year-end balance of $5,581, down from $6,510 a year earlier. Depending on UTMD’s identification of investment opportunities and consequent use of cash not needed for normal operations and payment of dividends, UTMD’s current ratio should be dramatically higher and its total debt ratio dramatically lower at the end of 2015. In addition to liabilities stated on the balance sheet, UTMD has operating lease and purchase obligations described in Note 7.

Results of Operations.
a)    Revenues.  Global consolidated sales in 2014 were $41,278 compared to $40,493 in 2013 and 41,552 in 2012.

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

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK and Australia, UTMD generally accepts orders directly from and ships directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 14% of UTMD’s domestic end user sales go through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale are substantially the same in the U.S., Ireland, UK and Australia.

UTMD may have separate discounted pricing agreements with a clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made.  For existing customers, past actual shipment volumes determine the fixed price by part number for the next agreement period of one or two years.  For new customers, the customer’s best estimate of volume is accepted by UTMD for determining the ensuing fixed prices for the agreement period.  New customers typically have no longer than one-year agreements. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure above that the selling price is fixed prior to the acceptance of a specific customer order.  UTMD may from time to time establish a similar fixed price agreement with a Group Purchasing Organization (GPO) in the U.S.  GPOs are bargaining agents for member hospitals, not customers of UTMD. Except for an administrative fee, generally 3% of UTMD’s sales to a GPO’s members, the T&C of GPO agreements are not materially different from UTMD’s Standard T&C of Sale.  UTMD does not currently have any GPO agreements.

UTMD’s global consolidated trade sales are comprised of domestic and international sales. Domestic sales include 1) direct domestic sales, sales of finished devices to end-user facilities and med/surg distributors in the U.S.; 2) domestic OEM sales, sales of components or finished products, which may not be medical devices, to other companies for inclusion in their products; and 3) sales of the Filshie Clip System by Femcare UK to its U.S. distributor, CSI. International sales are sales from UTMD in the U.S. to customers outside the U.S. and all sales from its subsidiaries in Ireland, Australia and the UK other than the Femcare UK sales to CSI.  The term “trade” means sales to customers which are not part of UTMD.  Each UTMD entity except Femcare Australia also has intercompany sales of components and/or finished devices to other UTMD entities.

U.S. domestic sales in 2014 were $19,483 (47% of total sales) compared to $18,965 (47% of total sales) in 2013 and $19,961 (48% of total sales) in 2012.  The primary contributors to the $518 (+3%) net higher domestic sales were $436 (+13%) higher sales to CSI, Femcare’s U.S. distributor of Filshie Clips, and $494 (+27%) higher sales of components and devices used in other companies’ products (OEM customers).  UTMD projects 4%-5% higher domestic OEM sales and sales of Filshie Clips to CSI in 2015.

Direct sales of UTMD finished devices to domestic end-users declined $411 (3%). By product category, domestic direct sales of neonatal products were $4,378 (less than 1% higher), labor & delivery (L&D) products $4,027 (11% lower), BPM products $788 (3% higher) and gynecology/urology products excluding the Filshie Clip System $4,391 (2% higher).  The lower L&D sales were due to further tightening of compliance under GPO contracts by U.S. hospitals and lower intrauterine pressure monitoring utilization rates by existing customers.

International sales in 2014 were $21,795 compared to $21,528 in 2013 and $21,591 in 2012. International sales were 53% of global consolidated sales in 2014, 53% in 2013 and 52% in 2012. About two-thirds of international sales, or 35% of total sales, were invoiced in foreign currencies. GBP, EURO and AUD converted sales represented 18%, 9% and 8% of total 2014 USD sales, respectively. UTMD’s FX rates are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 2014 and 2013 follow:

	2014	2013	Change
GBP	1.650	1.563	+5.6%
EURO	1.314	1.323	(0.6%)
AUD	0.904	0.966	(6.5%)

USD denominated trade (excludes intercompany) sales of devices to international customers by UTMD’s Ireland facility (UTMD Ltd) were down $724 (17%) for the year 2014 compared to 2013, because the $1,183 loss of China BPM sales were experienced by Ireland and because of the slightly weaker EURO. In EURO terms, UTMD Ltd 2014 sales were down 16% for the year. During second half 2014, UTMD Ltd began to assemble, kit and ship Filshie Sterishot II kits, which had previously been purchased from external suppliers and shipped from Femcare in the UK.

USD denominated sales of devices to domestic and international customers by Femcare-Nikomed, Ltd (UK subsidiary), excluding intercompany sales, were up $941 (+8%) compared to 2013, partly due to the stronger GBP in the first nine months of 2014 but also due to the $436 higher CSI Filshie Clip System purchases and $500 additional revenue from the Canadian distributor’s marketing rights. In GBP terms, 2014 UK subsidiary sales were up 2% for the year.

USD denominated sales of devices to end-users in Australia by Femcare’s Australia distribution subsidiary (Femcare Australia) were up $55 (2%) in 2014 compared to the previous year.  This substantially understates Femcare Australia’s performance in its first year under management by UTMD’s own employees due to the very weak AUD compared to the USD.  Year 2014 sales were up AUD 283 (+9%) compared to 2013.

Because 35% of UTMD’s 2014 consolidated USD-denominated sales were invoiced in currencies other than the USD, a much stronger USD in 2015 compared to 2014 will likely have a significant impact when comparing 2015 sales to 2014.  Predicting FX rates is difficult, if not foolhardy.  Nevertheless, for the benefit of investors, UTMD projects its weighted average FX for 2015 foreign currency sales will be down 6-7%, which translates into 2-3% lower total consolidated sales.  This projection may be optimistic, however, since current FX rates (mid-February 2015) are 11% lower than the weighted average 2014 FX rates, which would translate into 4-5% lower total consolidated sales in 2015 if FX rates remain where they are in mid-February 2015.

UTMD groups its sales into four general product categories:  1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician and patient safety;  2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease including LETZ, endometrial tissue sampling, transvaginal uterine sonography, diagnostic laparoscopy, surgical contraception and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology surgical procedure devices;  3) neonatal critical care, comprised of devices that provide developmentally-friendly care to the most critically ill babies, including providing vascular access, enteral feeding, administering vital fluids, oxygen therapy while maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized components as well as molded parts and assemblies sold on an OEM basis to other companies.  In these four categories, UTMD’s primary revenue contributors enjoy significant brand awareness by clinical users.

Global revenues by product category:

	2014	%	2013	%	2012	%
Obstetrics	$4,669	11	$5,085	12	$5,194	12
Gynecology/ Electrosurgery/ Urology	24,088	58	22,687	56	23,142	56
Neonatal	6,222	15	5,920	15	6,539	16
Blood Pressure Monitoring and Accessories*	6,299	15	6,801	17	6,677	16
Total:	$41,278	100	$40,493	100	$41,552	100
*includes molded components and finished medical and non-medical devices sold to OEM customers.

International revenues by product category:

	2014	%	2013	%	2012	%
Obstetrics	$642	3	$579	3	$600	3
Gynecology/ Electrosurgery/ Urology	15,928	73	15,037	70	15,273	71
Neonatal	1,844	8	1,550	7	1,339	6
Blood Pressure Monitoring and Accessories*	3,381	16	4,362	20	4,379	20
Total:	$21,795	100	$21,528	100	$21,591	100
*includes molded components and finished medical and non-medical devices sold to OEM customers.

As a summary description of revenues in the above tables:

1.  Obstetrics. The decline in domestic obstetrics (L&D) device sales in 2014 was the result of lower utilization of specialty devices in U.S. hospitals together with restrictive U.S. GPO administrative agreements.  The increase in international obstetric device sales was primarily due to beginning taking advantage of direct sales in the UK of Utah manufactured devices.

2.  The gynecology/ electrosurgery/ urology (ES/Gyn) product category, which includes all of Femcare’s products, were 6% higher in 2014 compared to 2013.  The increase was predominantly driven by $1.4 million higher Filshie Clip System sales.  Twenty-four percent of global Filshie Clip System sales were to CSI in the U.S. in fixed USD currency.  In 2015, this will help mitigate a weaker GBP. Global sales of urology devices were up $0.2 million, led by recently initiated direct sales of Utah manufactured devices in the UK and Australia.

3.  Neonatal intensive care unit (NICU) device sales were up 5% overall - about the same domestically, but 19% higher internationally. The increase in international sales of neonatal devices was due to continued good growth in foreign markets served by independent distributors as well as beginning direct sales in the UK.

4.  Global blood pressure monitoring and accessories (BPM) sales were down only $0.5 million despite $1.2 million lower sales to UTMD’s China distributor in 2014 compared to 2013.  International BPM sales in 2014 declined 22% as a result of $0.4 million sales of Deltran kits to UTMD’s China distributor (supplied by UTMD Ltd in Ireland), compared to $1.6 million in 2013 and $2.0 million in 2012.  BPM sales by UTMD’s Ireland facility to China in 2015, priced in fixed USD, are projected to be about $1.0 million.  This will help offset, in part, the expected negative impact of the weaker EURO for other Ireland sales. U.S. domestic BPM sales in 2014 increased 20% as a result of 27% growth in BPM sales to OEM customers. Domestic direct BPM sales were 4% higher than in 2013.

In 2015, UTMD hopes to offset the significant FX headwinds on 35% of its sales with continued growth in Filshie Clip System sales, domestic OEM sales, direct sales of Utah devices in the UK and Australia and stabilized U.S. direct domestic sales of L&D devices after several years of decline.  In brief, UTMD management’s objective for 2015 organic global consolidated sales is to achieve about the same USD sales as in 2014.

b)  Gross Profit.  UTMD’s 2014 consolidated Gross Profit, the surplus after subtracting costs of manufacturing, including purchasing raw materials, forming components, assembling, inspecting, testing, packaging, sterilizing and shipping products, from net revenues, was $24,983 compared to $24,273 in 2013 and $25,307 in 2012.  Average gross profit margins (GPMs), gross profits expressed as a percentage of net sales, were 60.5% in 2014 compared to 59.9% in 2013 and 60.9% in 2012. The increase in 2014 compared to 2013 was due to a more favorable product mix resulting from higher total sales without the prior year’s $1.2 million in low GPM BPM kit sales to China, and a $500 Filshie marketing rights payment from Femcare’s Canada distributor which was included in revenues, but for which there were no associated manufacturing costs.  Subtracting the $500 marketing rights payment from both sales and gross profit yields a non-GAAP GPM of 60%, consistent with management’s beginning of year projection. With few exceptions, device unit prices to customers remained the same as in the prior year.  Greater absorption of fixed manufacturing overhead costs from higher sales and pulling more work in-house helped offset direct labor-related cost increases.  Raw material costs remained generally stable in 2014 compared to 2013.

Ireland subsidiary gross profits in Euros were €1,293 in 2014 compared to €1,189 in 2013 and €827 in 2012.  The associated GPMs were 34.5% in 2014, 35.3% in 2013 and 27.9% in 2012.  The higher gross profits are due to 1) UTMD Ltd in Ireland directly selling  devices to Ireland domestic clinical users that were manufactured by other UTMD subsidiaries, instead of the other subsidiaries selling through distributors in Ireland, 2) UTMD Ltd in Ireland directly selling devices to international customers previously purchased from outside vendors by Femcare UK and sold by Femcare UK that are now manufactured and sold by UTMD Ltd in Ireland, and 3) increased intercompany sales (which absorb fixed overhead costs) from manufacturing products previously purchased from outside vendors by Femcare for direct customer sales in the UK and AUS.

Femcare UK gross profits in GBP were £5,895 in 2014 compared to £5,851 in 2013 and £6,116 in 2012.  UK gross profits remained stable as a result of 13% higher Filshie Clip System sales to CSI in the U.S. and to international customers which offset 5% lower domestic UK sales and transfer of sales to UTMD Ireland for products now manufactured in Ireland.  The associated Femcare UK GPMs were 67.6% in 2014, 67.1% in 2013 and 67.2% in 2012.

Femcare AUS gross profits in AUD were AUD 2,001 in 2014 compared to AUD 2,006 in 2013 and AUD 2,074 in 2012.  The associated Femcare AUS GPMs were 57.1% in 2014, 62.1% in 2013 and 63.6% in 2012. Despite 9% AUD higher sales in 2014, the 2014 GPM was negatively affected by FX rates, i.e. the fact that Femcare AUS purchased its finished devices for distribution in Australia at fixed GBP or USD prices since they were manufactured in either the UK or U.S.  Thus the average 6% weaker AUD relative to the USD and GBP effectively increased Femcare AUS cost of goods sold.

In the U.S., gross profits were $11,802 in 2014 compared to $11,683 in 2013 and $12,478 in 2012. The associated GPMs were 53.7% in 2014, 53.4% in 2013 and 55.9% in 2012.  Compared to 2013, the U.S. had a more favorable product mix from $513 higher trade sales and $384 lower intercompany component sales to Ireland because of the much lower Ireland sales of BPM kits to China.

In 2015, gross profits (GP) are even harder to predict than sales because of the fluctuation in FX rates.  A greater portion of UTMD’s total cost of goods sold are incurred in USD terms than sales because of Utah-made components supplied to Ireland and finished devices supplied to Ireland, the UK and AUS for direct distribution within their markets, as well as shared overhead resources located in the U.S.  If FX rates were constant with 2014, UTMD would expect to again achieve its 2015 consolidated GPM at about 60%, as a result of planned projects to reduce costs offsetting the natural upward trend in variable labor and raw material costs. However, given the leveraged impact of a stronger USD on consolidated manufacturing costs, and given management’s projection above for 2015 sales where a significant portion of the FX-induced decline in sales is compensated for by increased sales of low margin BPM kits to China, management estimates a $600 - $1,000 decline in GP, about 2-4% lower than in 2014, which equates to a projected 2015 GPM in the range of 58.5-59.5%.

c)     Operating Income.  Operating Income is the surplus after operating expenses are subtracted from GP.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  Consolidated operating expenses were $8,781 in 2014, compared to $9,445 in 2013 and $10,111 in 2012.  The following table provides a comparison of operating expense categories for the last three years.

			2014	2013	2012
S&M expenses excluding the MDET			$1,930	$2,500	$2,711
S&M expense – MDET			281	290	0
R&D expenses			460	491	563
G&A expenses:
a	)	litigation/ product liability expense provision	80	80	250
b	)	corporate legal	34	27	23
c	)	stock option compensation	74	28	70
d	)	management bonus accrual	645	467	638
e	)	outside accounting audit/tax	227	221	238
f	)	intangible asset amortization	2,719	2,584	2,613
g	)	all other G&A expenses	2,331	2,767	3,004
G&A expenses – total			6,110	6,164	6,836
Total operating expenses			$8,781	$9,445	$10,111
Operating expenses % of sales:			21.3%	23.3%	24.3%

Consolidated operating income in 2014 was $16,202 compared to $14,828 in 2013 and $15,196 in 2012.  UTMD’s consolidated operating income margin (OIM), consolidated operating income divided by total sales, was 39.3% in 2014, compared to 36.6% in both 2013 and 2012. The UTMD Ltd (Ireland subsidiary) OIM in 2014 was 27.3% compared to 25.7% in 2013 and 17.8% in 2012.  Femcare UK’s 2014 OIM was 39.7% compared to 37.7% in 2013 and 36.5% in 2012. Femcare AUS’s 2014 OIM was 42.4% compared to 27.5% in 2013 and 24.3% in 2012.  UTMD U.S. OIM in 2014 was 35.6% compared to 35.4% in 2013 and 38.1% in 2012.

Description of Operating Expenses
i) S&M expenses:  S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, administering customer agreements, advertising, processing orders, shipping, paying commissions to outside representatives, funding GPO fees and paying the MDET in the U.S. In markets where UTMD sells directly to end-users, which in 2014 was the U.S., Ireland, UK and Australia, the largest component of S&M expenses is the cost of employing direct sales representatives, including associated costs of travel, subsistence and communications.  The trade-off between higher gross profit margins for selling directly at end-user prices is higher S&M expenses as a percent of sales.

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

The Medical Device Excise Tax (MDET), a component of the Patient Protection and Affordable Care Act, (known commonly as Obamacare) went into effect in 2013. The excise tax is 2.3% of domestic sales of medical devices listed with the FDA. Medical devices designed for human use are taxed, whether or not they are sold for human use, e.g. veterinarian uses or laboratory use are also taxed.  The justification for the tax given by lawmakers was that medical device companies will enjoy greater sales as a result of Obamacare, and they therefore should share in subsidizing the cost of Obamacare. The evidence from UTMD’s perspective is the opposite: fewer of UTMD’s physician preference devices are being used as U.S. hospitals struggle to hold costs down under Obamacare. The impact of the tax is felt beyond 2.3%, as costs associated with administering, tracking, collecting, and paying the tax are significant.  Direct MDET S&M expenses in 2014 were $281 compared to $290 in 2013, and $0 in 2012.

As a percent of total sales, S&M operating expenses (excluding the MDET) were 4.7% in 2014 compared to 6.2% in 2013 and 6.5% in 2012.  S&M expenses in 2014 and 2013 were 5.4% and 6.9% of sales, respectively, including the MDET. The significantly lower S&M expenses in 2014 resulted from UTMD converting from a third party S&M service provider in AUS as of December 2013 to UTMD’s own employees. AUS S&M expenses in 2014 were AUD 369 lower than in 2013, while sales were 9% higher.  In 2015, UTMD plans to add direct salespeople in the U.S. and increase its clinical trade show coverage.  If sales remain the same as in 2014, the approximate $200 increase will result in S&M expense of 5.8% of sales, and will dilute UTMD’s OIM by about 0.4 percentage points.

ii) R&D expenses:  R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing any necessary premarketing clinical trials, regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. As a percent of sales, R&D expenses were 1.1% in 2014 compared to 1.2% in 2013 and 1.4% in 2012.  By adding another engineer, UTMD expects to increase R&D expenses about $120 in 2015, resulting in 2015 R&D expenses as a percentage of sales about 1.4%.

iii)  G&A expenses:  G&A expenses include the “front office” functional costs of executive management, finance and accounting, corporate information systems, human resources, shareholder relations, corporate risk management, corporate governance, protection of intellectual property, amortization of identifiable intangibles and legal costs.

As a percent of total sales, G&A operating expenses were 14.8% in 2014 compared to 15.2% in 2013 and 16.5% in 2012.  The lower G&A percent of sales in 2014 was due to $54 lower consolidated G&A expenses combined with $785 higher sales.  In 2014, UTMD was able to reduce AUS G&A expense by AUD 233 from converting from a third party service provider to using its own employees to manage Femcare AUS. The reduced AUD expense was further leveraged by a weaker AUD compared to the USD, so that AUS G&A expense in USD was $253 lower.  Although amortization expense resulting from the acquisition of Femcare IIA was the same in GBP for both years, because of a stronger average GBP in 2014, IIA amortization expense included in consolidated G&A expense was $136 higher. (See table above.)  With weaker GBP, EURO and AUD currencies in 2015, UTMD expects consolidated USD G&A expenses in 2015 will be about $100 lower than in 2014. As a result, if sales remain about the same as in 2014, UTMD projects G&A expenses in the range of 14.6%, not including unforeseen litigation expenses or possible acquisition costs.

In summary, in 2015 UTMD expects a consolidated GPM diluted by FX headwinds of about 59%, and operating expenses about 22% of projected sales because of planned S&M and R&D expense increases.  If successful in achieving the same sales as in 2014 despite much weaker FX rates on 35% of UTMD consolidated sales, the result would be an operating income margin of about 37%, which is two percentage points lower than in 2014 but better than 2013 performance.  If successful in achieving its sales, gross profits and operating expense targets stated above, UTMD’s 2015 operating income would be about 7-8% lower than in 2014.

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

Net NOE (combination of NOE and NOI) was $390 in 2014 compared to $352 in 2013 and $659 in 2012.  The largest portion of 2014 NOE was $289 interest expense on bank loans. UTMD recognized a $162 non-operating expense in 2014 from a loss on remeasured foreign currency value as a result of FX, primarily for EURO bank balances held in the UK. The Company did not have an FX-related translation loss on bank account balances in 2013 or 2012.  A description of NOE and NOI components follows:

1)  Interest Expense.  In 2014, UTMD paid $289 in interest on the Femcare loans, compared to $438 in 2013 and $652 in 2012. Interest on a loan in Ireland was included in 2012, which loan was paid off in late 2012.  The Ireland loan of €4,500 ($5,336) in December 2005 allowed the repatriation of profits generated by UTMD’s Ireland subsidiary since inception in 1996 through 2005. The non-Ireland interest resulted from borrowing £8,000 ($12,934) in the UK and $14,000 in the U.S. in March 2011 for the purchase of Femcare. Please see note 6 below. Due to paying off the remaining principal balances in February 2015, UTMD estimates that its interest expense will be about $66 in 2015, $223 lower than in 2014.

2)  Investment of excess cash.  Investment income (including gains and losses on sales) was $7 in both 2014 and 2013, compared to $10 in 2012.  Cash in the U.S. is generally currently held in non-interest bearing bank accounts because avoiding the bank operating fees which would result from lower balances more than offsets the interest that can be earned at current interest rates. UTMD estimates investment income will also be nominal in 2015.

3)  Royalties.  Femcare receives a royalty from licensing the use of the Filshie Clip intangibles to CSI as part of its U.S. exclusive distribution agreement. Royalties in 2014 were $99 compared to $90 in 2013 and $89 in 2012.  UTMD expects to receive about $100 in Filshie royalties in 2015.  Presently, there are no arrangements under which UTMD is receiving royalties from other parties.

4)  Gains/ losses from remeasured currency in bank accounts.  As noted above, UTMD recognized a $162 non-operating expense in 2014 from a loss on remeasured foreign currency bank balances.  EURO and AUD currency cash balances in the UK, and GBP currency cash bank balances in Ireland, are subject to remeasured currency translation gains/ losses as a result of period to period FX rate changes.  Because of UTMD’s subsidiaries’ profitability, particularly Femcare UK but also increasingly UTMD Ltd in Ireland, the subsidiaries will continue to accumulate cash until investment opportunities that increase shareholder value are identified.  The cash could be repatriated to the U.S. for investment in the U.S., payment of dividends to shareholders or share repurchases, but doing so would trigger additional substantial U.S. income taxes.  Current balances are valued at year-end FX rates: 1.2110 USD/EURO; .8181 USD/AUD and 1.5586 USD/GBP.  If the USD does not strengthen further relative to these rates in 2015, or if cash balances are reduced, there will be $150 lower NOE in 2015 compared to 2014.  In other words, if 1) year-end EURO and AUD cash balances in the UK are about the same at the end of 2015 as at the end of 2014, 2) year-end GBP cash balances in Ireland are about the same at the end of 2015 as at the end of 2014 and 3) the FX rates are nearly the same at the end of 2015 as at the end of 2014, there will be little impact on UTMD’s 2015 consolidated P&L.

5)  Other NOI.  Income received from renting unused warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees and non-MDET excise taxes was $(45) in 2014, $(11) in 2013 and $71 in 2012.  In 2012, UTMD recognized a tax-effected $177 impairment on its Citigroup stock investment, resulting in a NOE of $106. UTMD estimates Other NOI will be about ($19) in 2015.

In summary, paying off the loans in February 2015 and not incurring remeasured currency FX translation losses would result in about $390 lower NOE in 2015 compared to 2014.

Income before Taxes (EBT) result from subtracting net NOE from Operating Income. Consolidated EBT was $15,812 in 2014 compared to $14,476 in 2013 and $14,537 in 2012.  EBT margin is EBT divided by total sales.  UTMD’s consolidated EBT margin was 38.3% in 2014, 35.7% in 2013 and 35.0% in 2012.  The EBT of UTMD Ltd. (Ireland) was €995 in 2014, €854 in 2013 and €575 in 2012.  The respective EBT margins of UTMD Ltd. (Ireland) were 26.5% in 2014, 25.4% in 2013 and 19.4% in 2012.  Femcare UK’s 2014 EBT was £3,311 compared to £3,175 in 2013 and £3,146 in 2012; UK EBT margins were 38.0% in 2014, 36.4% in 2013 and 34.6% in 2012.  Femcare AUS’s 2014 EBT was AUD 1,493 compared to AUD 894 in 2013 and AUD 800 in 2012; AUS EBT margins were 42.6% in 2014, 27.7% in 2013 and 24.5% in 2012.

UTMD is targeting consolidated 2015 EBT in the range of $14.9 to $15.3 million, about 3-5% lower than 2014 EBT.

e)  Net Income, EPS and ROE.  Net income is EBT minus income taxes, often called the “bottom line”.  Net income was $11,378 in 2014, $11,406 in 2013 and $10,169 in 2012.  The 2013 net income includes a $976 reduction to the 2013 income tax provision as a result of a deferred tax liability (DTL) adjustment.  The DTL was adjusted in compliance with U.S. GAAP by the entire impact of lower future UK corporate tax rates over the remaining 11 years of Femcare IIA amortization.  The $976 reduction in income tax provision increased net income by that same amount.  Without the DTL adjustment, 2013 net income would have been $10,430. The effective consolidated corporate income tax provision rate was 28.0% in 2014, 21.2% in 2013 (28.0% without the DTL adjustment), and 30.0% in 2012.  Year to year fluctuations in the tax rate will result from variation in EBT contribution from subsidiaries in jurisdictions with different corporate income tax rates.  Femcare in the UK had an income tax rate of 24% in 1Q 2013 and a rate of 23% from April 1 2013 to April 1, 2014, then a 21% rate for the last three quarters of 2014. The current UK income tax rate of 21% will decline to 20% as of April 1, 2015. The income tax rate for Femcare AUS has been and will remain at 30%.  Profits of the Ireland subsidiary are taxed at a 12.5% rate on exported manufactured products, and a 25% rate on rental and other types of income including income from sales of medical devices domestically. EBT contribution of UTMD U.S. operations are currently taxed at a 39% combined Federal and State rate prior to special U.S. tax exclusions such as the manufacturing profit deduction, accelerated depreciation of certain assets and R&D tax credit.  Higher marginal income tax rates would apply for EBT in the U.S. above $10 million.  The possibility of lower corporate income tax rates or the repeal of the MDET in the U.S. is not anticipated in UTMD’s projection for 2015. Management expects the 2015 consolidated average income tax provision rate to be closer to 27%  than the 28% 2014 rate due to the further reduction in the UK tax rate for the last three quarters of 2015 and the shift of international (non-U.S., non-UK and non-Ireland) Sterishot II sales from the UK to Ireland.

UTMD’s net income margin (NIM), net income expressed as a percentage of sales, was 27.6% in 2014, 28.2% in 2013 (25.8% prior to the DTL adjustment) and 24.5% in 2012.  UTMD projects its 2015 NIM will be around 26.2-26.4%, which is less than in 2014 but better than in 2013 excluding the DTL adjustment.  If UTMD’s projections above are correct, Net Income will be 3% - 4% lower in 2015 compared to 2014.

Earnings per share (EPS) is net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS were $3.015 in 2014, $3.022 in 2013 ($2.763 prior to the DTL adjustment) and $2.740 in 2012.  If UTMD achieves the projections above, EPS in 2015 should be in the range of $2.87 - $2.92/ share.

In summary, management expects headwinds from a significantly stronger USD in 2015. Although the loss of USD denominated revenues from UTMD’s foreign currency revenues may be made up for by growth in USD-denominated revenues, there will likely be a disproportionate negative impact on gross profit and operating income, with gross profits about 3-4% lower and operating income 5-8% lower than in the prior year of 2014.  With the benefit of much lower non-operating expenses and a lower income tax provision rate, Net Income and EPS are projected to be down 1-4%.

The 2014-ending weighted average number of diluted common shares (the number used to calculate diluted EPS) was 3,774 (in thousands), compared to 3,775 shares in 2013 and 3,711 shares in 2012.  Dilution for “in the money” unexercised options for the year 2014 was 27 shares, compared to 47 in 2013 and 34 in 2012.  Actual outstanding common shares as of December 31, 2014 were 3,748.

Return on stockholders’ equity (ROE) is the portion of net income retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated stockholders’ equity during the applicable time period. ROE includes balance sheet measures as well as income statement measures.  ROE for 2014 was 12% (18% before payment of dividends); ROE for 2013 was 14% (20% before payment of dividends), and for 2012 was 14% (22% before payment of dividends). UTMD’s ROE is primarily driven by its high net income margin. UTMD’s 2014 ROE was lower than in 2013 because of a 12% increase in average stockholders’ equity. UTMD’s ROE (before dividends) has averaged 29% per year over the last 28 years.  This ratio determines how fast the Company can afford to grow without diluting shareholder interest.  For example, a 29% ROE will financially support 29% annual growth in revenues without having to issue more stock.

Looking forward, without share repurchases, 2015 ROE may be about 16% (before dividends) since average shareholder equity is expected to be about $5.5 million higher and net income is expected to be 1-4% lower.

Liquidity and Capital Resources

Cash Flows.
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, totaled $15,387 in 2014, compared to $12,309 in 2013 and $13,563 in 2012.  The largest changes in 2014 compared to 2013 were an increase in accrued expenses of $1,536, a decrease in deferred income taxes of $899, and a use of cash of $578 from increasing accounts receivable compared to decreasing the prior year. Other changes were generally consistent with effective working capital management and slightly higher sales activity.  The increase in accrued expenses was primarily due to making the December 2014 income tax payments in January 2015.

The Company’s notes payable repayment of $9,093 in 2012 was the most significant use of cash in 2012-2014. The $26,934 loans were obtained in 2011 to help finance the acquisition of Femcare. In investing activities, during 2014 UTMD used $1,110 for capital expenditures, and $22 for intangible assets. UTMD paid $698 (AUD 762) in 2014 to purchase and fit out a new distribution facility in Castle Hill NSW Australia.

In 2014, UTMD received $491 and issued 27,523 shares of stock upon the exercise of employee and director stock options.  Employees and directors exercised a total of 35,503 option shares in 2014, with 7,980 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  Option exercises in 2014 were at an average price of $26.08 per share.  The Company received a $103 tax benefit from option exercises in 2014. UTMD repurchased 22,207 shares of stock in the open market at a cost of $1,055 during 2014, an average cost of $47.49 per share. In 2013, UTMD received $787 and issued 40,033 shares of stock upon the exercise of employee and director stock options.  Employees and directors exercised a total of 55,287 option shares in 2013, with 15,254 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options and related taxes.  Option exercises in 2013 were at an average price of $25.37 per share.  The Company received a $281 tax benefit from option exercises in 2013. UTMD did not repurchase any of its own shares in the open market during 2013. By comparison, in 2012, UTMD received $1,803 and issued 78,017 shares of stock upon the exercise of employee and director stock options.  Employees and directors exercised a total of 82,386 option shares in 2012, with 4,369 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  Option exercises in 2012 were at an average price of $23.56 per share.  The Company received a $178 tax benefit from option exercises in 2012.

UTMD repaid $4,035 on its notes payable during 2014, compared to $3,908 during 2013 and $9,093 in 2012. All of UTMD’s loan principal balances were paid off in February 2015. UTMD did not borrow in any of the three years 2012-2014.  Cash dividends paid were $3,765 in 2014, compared to $3,675 in 2013 and $3,555 in 2012.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  In an uncertain economic environment, UTMD’s cash balances allow management to operate with the long-term best interest of stockholders in mind.  Planned 2015 capital expenditures for ongoing operations are expected to be less than depreciation of current PP&E.

Management plans to utilize cash not needed to support normal operations in one or a combination of the following:  1) as a first priority, to repay the debt incurred to help finance the 2011 Femcare acquisition, 2) in general, to continue to invest at an opportune time in ways that will enhance future profitability, for example, to purchase a facility in the UK specific to UTMD’s needs that will replace its leased facility; 3) to make additional investments in new technology and/or processes; and/or 4) to acquire a product line or company that will augment revenue and eps growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to shareholders in the form of dividends and share repurchases when the stock appears undervalued.

Management's Outlook.
UTMD is small, but its employees are experienced and remain diligent in their work. UTMD’s passion is in providing innovative clinical solutions that will help reduce health risks, particularly for women and their babies.

The safety, reliability and performance of UTMD’s medical devices are high and represent significant clinical benefits while providing minimum total cost of care.  UTMD will continue to leverage its reputation as a device innovator which will responsively take on challenges to work with clinicians who use its specialty devices.  In doing so, UTMD will continue to differentiate itself, especially from commodity-oriented competitors. In 2015 UTMD plans to

1)	continue to exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;
2)	introduce additional products helpful to clinicians through internal new product development;
3)	continue achieving excellent overall financial operating performance;
4)
utilize positive cash generation to eliminate debt remaining from the Femcare acquisition, continue cash dividends to stockholders and continue open market share repurchases if/when the UTMD share price seems undervalued; and

5)	be vigilant for accretive acquisition opportunities which may be increasingly brought about by difficult burdens on small, innovative companies, including especially the MDET.

UTMD’s balance sheet was strong enough in 2011 to be able to finance a substantial acquisition which met UTMD’s investment criteria without issuing stock.  After four years of integration of resources and debt repayment, UTMD’s balance sheet is once again strong enough to support another similar acquisition significantly accretive to financial performance and shareholder value.

The Company has a fundamental focus to do an excellent job in meeting clinicians’ and patients’ needs, while providing stockholders with excellent returns.  In 2014, the value of UTMD’s stock increased 5%.  This compares to an increase of 13% in the NASDAQ Composite Index, an increase of 11% in the S&P 500 Index and an 8% increase in the Dow Jones Industrial Average.  Taking a longer term view, as of the end of 2014 from the end of 1998, the NASDAQ Composite Index was up 116%, the S&P 500 Index was up 67% and the DJIA was up 94%.  In comparison, UTMD’s share price increased 815% over that same sixteen year time span (15% annually compounded increase per year). If additional returns to stockholders from cash dividends are added, shareholder value increased 970% (16% per year). Combining share price appreciation as a result of a long term profitable financial performance with steadily growing quarterly cash dividends paid to stockholders since 2004, longer term UTMD stockholders have certainly experienced excellent returns. Management is committed to continue that performance.

Off Balance Sheet Arrangements
None

Contractual Obligations
The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2014.  Long-term debt obligations are comprised of future payments required to pay off the Femcare notes. Those notes were fully paid off in February 2015:

Contractual Obligations and Commitments	Total	2015	2016- 2017	2018- 2019	2020 and thereafter

Long-term debt obligations	$4,999	$4,019	$980	$-	$-
Operating lease obligations	885	169	116	86	513
Purchase obligations	1,549	1,549	-	-	-
Total	$7,433	$5,737	$1,096	$86	$513

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

•
Allowance for doubtful accounts: The majority of the Company’s receivables are with healthcare facilities and medical device distributors.  Although the Company has historically not had significant write-offs of bad debt, the possibility exists, particularly with foreign customers where collection efforts can be difficult or in the event of widespread U.S. hospital bankruptcies.

•
Inventory valuation reserves:  The Company strives to maintain a good balance of inventory to 1) meet its customers’ needs and 2) optimize manufacturing lot sizes while 3) not tying-up an unnecessary amount of the Company’s capital increasing the possibility of, among other things, obsolescence.  The Company believes its method of reviewing actual and projected demand for its existing inventory allows it to arrive at a fair inventory valuation reserve. While the Company has historically not had significant inventory write-offs, the possibility exists that one or more of its products may become unexpectedly obsolete for which a reserve has not previously been created. The Company’s historical write-offs have not been materially different from its estimates.

Accounting Policy Changes

The Company’s management has evaluated the recently issued accounting pronouncements through the filing date of these financial statements and has determined that the application of these pronouncements will not have a material impact on the Company’s financial position and results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), and in England denominated in the British Pound (GBP). UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP and the Australian Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8258, .7259 and .7585 EUR per USD as of December 31, 2014, 2013 and 2012, respectively.  Exchange rates were .6416, .6034 and .6150 GBP per USD as of December 31, 2014, 2013 and 2012, respectively. Exchange rates were 1.2223, 1.1201 and 0.9621 AUD per USD on December 31, 2014, 2013 and 2012, respectively. Please see note 1 in Item, 8, below under “Translation of Foreign Currencies” for more information.  UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, or by converting currencies as transactions occur.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The Company's independent registered public accounting firm, Jones Simkins LLC, has audited the Company's internal control over financial reporting as of December 31, 2014, and its report is shown on the next page.

The Norton Practice audited the internal control over financial reporting of Femcare Group Limited as of December 31, 2014, and its report follows the report of Jones Simkins LLC.

By:   /s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:  /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Utah Medical Products, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits. We did not audit portions of the financial statements and we did not examine the effectiveness of internal control over financial reporting for portions of Femcare Group Limited, a wholly owned subsidiary. The portions not audited by us include assets of $14,886,000 and $11,459,000 as of December 31, 2014 and 2013, respectively, and total revenues of $16,367,000, $15,372,000, and $16,484,000, respectively for each of the years in the three-year period ended December 31, 2014. Those portions of the statements and the effectiveness of internal control over financial reporting were audited by other auditors whose reports have been furnished to us, and our opinions, insofar as they relate to the amounts included for Femcare Group Limited and the effectiveness of Femcare Group Limited’s internal control over financial reporting, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audit and the report of the other auditors, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Jones Simkins LLC

JONES SIMKINS LLC
Logan, Utah
March 5, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited the individual balance sheet of Femcare Group Limited, including its subsidiaries, as of December 31, 2014, 2013 and 2012, and the related statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2014, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Femcare Group Ltd, including all subsidiaries, as of December 31, 2014, 2013 and 2012, and the results of its operations and its cash flows for the years ending December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Femcare Group Limited’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated 4 March 2015 expressed an unqualified opinion.

/s/ The Norton Practice

The Norton Practice
Reading, United Kingdom

4 March 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited Femcare Group Limited, including its subsidiaries, internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Femcare Group’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Femcare Group’s internal control over financial reporting based on our audit.

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

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention, or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Femcare Group Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of Femcare Group Ltd., and our report dated 4 March 2015, expressed an unqualified opinion.

/s/ The Norton Practice

The Norton Practice
Reading, United Kingdom

4 March 2015

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2014 and 2013
(In thousands)

ASSETS	2014	2013
Current assets:
Cash	$19,274	$14,395
Investments, available-for-sale (notes 3 and 4)	58	56
Accounts and other receivables, net (note 2)	4,703	4,335
Inventories (note 2)	4,872	4,704
Prepaid expenses and other current assets	465	468
Deferred income taxes (note 8)	303	328
Total current assets	29,675	24,286
Property and equipment, net (notes 5 and 11)	8,236	8,329
Goodwill	15,145	15,650
Other intangible assets (note 2)	39,675	42,002
Other intangible assets - accumulated amortization	(11,655)	(9,556)
Other intangible assets - net (note 2)	28,020	32,446
Total assets	$81,076	$80,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$929	$773
Accrued expenses (note 2)	4,148	2,786
Current portion of notes payable (note 6)	3,894	4,052
Total current liabilities	8,971	7,611
Notes payable (note 6)	973	5,065
Deferred tax liability - intangible assets	5,581	6,510
Other long term liabilities	-	-
Deferred income taxes (note 8)	995	944
Total liabilities	16,520	20,130
Commitments and contingencies (notes 7 and 13)	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 5,000 sharesauthorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000 shares authorized, issued 3,748 shares in 2014 and 3,743 shares in 2013	37	37
Accumulated other comprehensive income (loss)	(3,234)	16
Additional paid-in capital	2,890	3,278
Retained earnings	64,863	57,250
Total stockholders' equity	64,556	60,581

Total liabilities and stockholders' equity	$81,076	$80,711

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2014, 2013 and 2012
(In thousands, except per share amounts)

	2014	2013	2012
Sales, net (notes 10, 12 and 13)	$41,278	$40,493	$41,552
Cost of goods sold	16,295	16,220	16,245
Gross profit	24,983	24,273	25,307
Operating expense:
Sales and marketing	2,211	2,790	2,712
Research and development	460	491	563
General and administrative	6,110	6,164	6,836
Operating income	16,202	14,828	15,196
Other income (expense):
Dividend and interest income	7	7	11
Gains and (losses) on investments	-	-	(1)
Royalty income (note 13)	99	90	89
Interest expense	(289)	(438)	(652)
Other, net	(207)	(11)	(106)
Income before provision for income taxes	15,812	14,476	14,537
Provision for income taxes (note 8)	4,434	3,070	4,368
Net income	$11,378	$11,406	$10,169
Earnings per common share (basic) (note 1):	$3.04	$3.06	$2.77
Earnings per common share (diluted) (note 1):	$3.02	$3.02	$2.74
Other comprehensive income:
Foreign currency translation net of taxes of $0 in all periods	$(3,252)	$859	$1,862
Unrealized gain (loss) on investments net of taxes of $1, $6 and $123	1	8	193
Total comprehensive income	$8,127	$12,273	$12,224

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$11,378	$11,406	$10,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	637	611	653
Amortization	2,719	2,584	2,613
(Gain) loss on investments	-	-	177
Provision for (recovery of) losses on accounts receivable	(27)	10	5
Loss on disposal of assets	35	6	-
Deferred income taxes	(500)	(1,399)	(600)
Stock-based compensation expense	74	28	70
(Increase) decrease in:
Accounts receivable	(365)	213	675
Accrued interest and other receivables	(100)	(241)	(204)
Inventories	(141)	(249)	841
Prepaid expenses and other current assets	(19)	6	(125)
Increase (decrease) in:
Accounts payable	188	(216)	50
Accrued expenses	1,508	(28)	(570)
Deferred revenue	-	(83)	(100)
Other liability	-	(340)	(91)
Net cash provided by operating activities	15,387	12,308	13,563

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(1,110)	(339)	(254)
Intangible assets	(22)	(5)	(1)
Purchases of investments	-	-	-
Proceeds from the sale of investments	-	-	47
Net cash provided by (used in) investing activities	(1,132)	(344)	(208)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	491	787	1,803
Common stock purchased and retired	(1,055)	-	(504)
Payment of taxes for exchange of stock options	-	(85)	-
Tax benefit attributable to exercise of stock options	103	281	178
Repayments of notes payable	(4,035)	(3,908)	(9,093)
Dividends paid	(3,765)	(3,675)	(3,555)
Net cash provided by (used in) financing activities	(8,261)	(6,600)	(11,171)

Effect of exchange rate changes on cash	(1,115)	160	153

Net increase in cash and cash equivalents	4,879	5,524	2,337

Cash at beginning of year	14,395	8,871	6,534

Cash at end of year	$19,274	$14,395	$8,871

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$3,094	$3,971	$4,423
Interest	296	439	658

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2014, 2013 and 2012
(In thousands)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2011	3,640	$36	$721	$(2,906)	$42,905	$40,756
Shares issued upon exercise of employee stock options for cash	82	1	1,940	-	-	1,941
Shares received and retired upon exercise of stock options	(4)	(0)	(138)	-	-	(138)
Tax benefit attributable to appreciation of stock options	-	-	178	-	-	178
Stock option compensation expense	-	-	70	-	-	70
Common stock purchased and retired	(15)	(0)	(503)	-	-	(504)
Foreign currency translation adjustment	-	-	-	1,862	-	1,862
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	193	-	193
Common stock dividends	-	-	-	-	(3,555)	(3,555)
Net income	-	-	-	-	10,169	10,169
Balance at December 31, 2012	3,703	$37	$2,268	$(851)	$49,519	$50,972
Shares issued upon exercise of employee stock options for cash	55	1	1,402	-	-	1,403
Shares received and retired upon exercise of stock options	(15)	(0)	(701)	-	-	(701)
Tax benefit attributable to appreciation of stock options	-	-	281	-	-	281
Stock option compensation expense	-	-	28	-	-	28
Common stock purchased and retired	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	859	-	859
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	8	-	8
Common stock dividends	-	-	-	-	(3,675)	(3,675)
Net income	-	-	-	-	11,406	11,406
Balance at December 31, 2013	3,743	$37	$3,278	$16	$57,250	$60,581
Shares issued upon exercise of employee stock options for cash	35	0	926	-	-	926
Shares received and retired upon exercise of stock options	(8)	(0)	(435)	-	-	(435)
Tax benefit attributable to appreciation of stock options	-	-	103	-	-	103
Stock option compensation expense	-	-	74	-	-	74
Common stock purchased and retired	(22)	(0)	(1,055)	-	-	(1,055)
Foreign currency translation adjustment	-	-	-	(3,252)	-	(3,252)
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	1	-	1
Common stock dividends	-	-	-	-	(3,765)	(3,765)
Net income	-	-	-	-	11,378	11,378
Balance at December 31, 2014	3,748	$37	$2,890	$(3,234)	$64,863	$64,556

See accompanying notes to financial statements.

Currency amounts are in thousands except per-share amounts and where noted.

Note 1 – Summary of Significant Accounting Policies

Organization

Utah Medical Products, Inc. with headquarters in Midvale, Utah and its wholly owned subsidiaries, Femcare Nikomed Ltd, located in Romsey, Hampshire, England, Femcare Australia Pty Ltd located in Castle Hill, NSW, Australia and Utah Medical Products Ltd., which operates a manufacturing facility in Athlone, Ireland, (in the aggregate, the Company) are in the primary business of developing, manufacturing and globally distributing specialized medical devices for the healthcare industry.  The Company’s broad range of products includes those used in critical care areas and the labor and delivery departments of hospitals, as well as outpatient clinics and physicians’ offices.  Products are sold directly to end user facilities in the U.S., Ireland, UK and Australia, and through third party distributors in other international markets.  Domestically, UTMD has an exclusive distribution relationship with CooperSurgical, Inc for the Filshie Clip System.  UTMD also sells subcontract manufactured components and finished products to over 100 companies in the U.S. for their medical and non-medical products.

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

Investments

The Company classifies its investments as “available for sale.”  Securities classified as “available for sale” are carried in the financial statements at fair value.  Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income.  Declines in fair value below cost that are other than temporary are included in operations.  As of December 31, 2014 the Company retained a freely tradeable investment in Citigroup (C) (see note 3).

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

The Company's customer base consists of hospitals, medical device distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies. Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2014 except under an extreme global financial crisis.

The Company maintains its cash in bank deposit accounts in addition to Fidelity Investment accounts.  The Company has not experienced any losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalent balances.

Note 1 – Summary of Significant Accounting Policies (continued)

Accounts Receivable

Accounts receivable are amounts due on product sales and are unsecured.  Accounts receivable are carried at their estimated collectible amounts.  Credit is generally extended on a short-term basis; thus accounts receivable do not bear interest although a late charge may be applied to such receivables that are past the due date.  Accounts receivable are periodically evaluated for collectibility based on past credit history of customers and current market conditions.  Provisions for losses on accounts receivable are determined on the basis of loss experience, known and inherent risk in the account balance and current economic conditions (see note 2).

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

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with Accounting Standards Codification (ASC) 360, “Accounting for the Impairment of Long-Lived Assets.” Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets, and is recorded in the period in which the determination was made.

Intangible Assets

Costs associated with the acquisition of patents, trademarks, trade names, customer relationships, regulatory approvals & product certifications, license rights and non-compete agreements are capitalized, and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD’s goodwill is tested for impairment annually, in the fourth quarter of each year, using a fair value measurement test, in accordance with ASC 350. UTMD also performs impairment tests contemporaneously, if circumstances change that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determines that its goodwill is impaired, a second step is completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future.  Estimated future amortization expense on intangible assets currently held, using the 2014 year-end 1.5586 USD/GBP and .8181 USD/AUD currency exchange rates, is about $2,544 in 2015, $2,512 in 2016, $2,496 in 2017, 2018 and 2019 (see note 2).

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, in Utah, in the United Kingdom, in Australia and in Ireland.  UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.  In 2010, the Internal Revenue Service (IRS) examined the Company’s federal income tax return for 2008 and did not propose any adjustments.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and any related penalties in income taxes. The Company did not recognize any tax-related interest expense or have any tax penalties in any of the three years 2012 through 2014.

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on previous experience and known risk.  The reserve for legal costs at December 31, 2014 and 2013 was $110 and $148, respectively (see note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2014	2013	2012
Weighted average number of shares outstanding – basic	3,747	3,728	3,677
Dilutive effect of stock options	27	47	34
Weighted average number of shares outstanding, assuming dilution	3,774	3,775	3,711

Presentation of Sales and Similar Taxes

Sales tax on revenue-producing transactions is recorded as a liability when the sale occurs.  UTMD is not required to withhold sales tax on international sales, and at least 85% of domestic 2014 sales were to customers who are tax exempt or who are in jurisdictions where UTMD is not required to withhold sales tax.

Stock-Based Compensation

At December 31, 2014, the Company has stock-based employee compensation plans, which are described more fully in note 9.  The Company accounts for stock compensation under ASC 718, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In 2014, the Company recognized $74 in compensation cost compared to $28 in 2013 and $70 in 2012.

Note 1 – Summary of Significant Accounting Policies (continued)

Translation of Foreign Currencies

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the applicable exchange rates at year-end.  Net gains or losses resulting from the translation of the Company’s assets and liabilities are reflected as a separate component of stockholders’ equity.  A negative translation impact on stockholders’ equity reflects a current relative U.S. Dollar value higher than at the point in time that assets were actually acquired in a foreign currency.  A positive translation impact would result from a U.S. dollar weaker in value than at the point in time foreign assets were acquired.  Year-end translation gains or losses of non-functional currency bank account balances, e.g. EURO and AUD balances held by the UK subsidiary, are recognized as non-operating income/ expense.

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2014	2013
Accounts and other receivables:
Accounts receivable	$3,993	$3,754
Income tax receivable	787	620
Accrued interest and other	36	103
Less allowance for doubtful accounts	(113)	(143)
Total accounts and other receivables	$4,703	$4,334
Inventories:
Finished products	$1,847	$1,495
Work-in-process	1,103	984
Raw materials	1,922	2,225
Total inventories	$4,872	$4,704
Other intangible assets:
Patents	$2,113	$2,076
Non-compete agreements	156	166
Trademarks & trade names	11,396	12,102
Customer relationships	11,144	11,850
Regulatory approvals & product certifications	14,866	15,808
Total other intangible assets	39,675	42,002
Accumulated amortization	(11,655)	(9,556)
Other intangible assets, net	$28,020	$32,446
Accrued expenses:
Income taxes payable	$2,445	$1,237
Payroll and payroll taxes	940	1,103
Reserve for litigation costs	110	148
Other	653	298
Total accrued expenses	$4,148	$2,786

Note 3 – Investments

The Company’s investments, classified as available-for-sale consist of the following:

	December 31,
	2014	2013

Investments, at cost	$42	$42
Equity securities:
-Unrealized holding gains	16	14
-Unrealized holding (losses)	-	-
Investments, at fair value	$58	$56

Changes in the unrealized holding gain on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	December 31,
	2014	2013

Balance, beginning of year	$8	$-
Realized (gain)/loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses) in equity securities	2	14
Impairment loss	-	-
Deferred income taxes on unrealized holding gain	(1)	(6)
Balance, end of year	$9	$8

During 2014, 2013 and 2012, UTMD had proceeds from sales of available-for-sale securities of $0, $0 and $47, respectively.

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

Level 3 -	Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The following table provides financial assets carried at fair value measured as of December 31 for the past two years:

	Level 1		Levels 2 & 3		Total
	2014	2013	2014	2013	2014	2013
Equities	58	56	-	-	58	56
Total	$58	$56	-	-	$58	$56

None of the Company’s financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes.  Detail on investments is provided in note 3 above.  The Company estimates that the fair value of all financial instruments at December 31, 2014 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 5 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2014	2013

Land	$1,342	$1,399
Buildings and improvements	10,657	10,662
Furniture, equipment and tooling	15,483	15,560
Construction-in-progress	131	33
Total	27,613	27,654
Accumulated depreciation	(19,377)	(19,325)
Property and equipment, net	$8,236	$8,329

Included in the Company’s consolidated balance sheet are the assets of its manufacturing and administrative facilities in Utah, England, Australia and Ireland.  Property and equipment, by location, are as follows:

	December 31, 2014
	Utah	England	Australia	Ireland	Total

Land	$926	$-	$-	$416	$1,342
Building and improvements	5,635	-	585	4,437	10,657
Furniture, equipment and tooling	13,854	554	43	1,032	15,483
Construction-in-progress	120	7	-	4	131
Total	20,535	561	628	5,889	27,613
Accumulated depreciation	(16,482)	(212)	(16)	(2,667)	(19,377)
Property and equipment, net	$4,053	$349	$612	$3,222	$8,236

	December 31, 2013
	Utah	England	Australia	Ireland	Total

Land	$926	$-	$-	$473	$1,399
Building and improvements	5,614	-	-	5,084	10,662
Furniture, equipment and tooling	13,650	739	24	1,147	15,560
Construction-in-progress	25	4	1	3	33
Total	20,215	743	25	6,671	27,654
Accumulated depreciation	(16,179)	(300)	(5)	(2,841)	(19,325)
Property and equipment, net	$4,036	$443	$20	$3,830	$8,329

Note 6 – Long-term Debt

In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. (Chase), to help finance the purchase of Femcare. The terms and conditions of the loan require UTMD to a) repay the loan in equal monthly payments over 5 years, b) pay interest based on the 30-day LIBOR rate plus a margin starting at 2.80% and ranging from 2.00% to 3.75%, depending on the ratio of its funded debt to EBITDA (Leverage Ratio), c) pledge 65% of all foreign subsidiaries’ stock, d) provide first priority liens on all domestic business assets, e) maintain its Interest Coverage Ratio at 1.15 to 1.00 or better, f) maintain its Tangible Net Worth (TNW) above a minimum threshold 20% below UTMD’s TNW at closing on March 18, and g) maintain its Leverage Ratio at 2.75 to 1.00 or less. UTMD is in compliance with all of the loan financial covenants at December 31, 2014. Based on UTMD’s financial position, the bank’s margin was 2.00% at December 31, 2014. The principal balance on this note at December 31, 2014 was $1,750. The note was fully paid off in February 2015.

In March 2011, the Company also obtained a $12,934 loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the loan are the same as those listed above for the $14,000 U.S. loan.  The principal balance on this note at December 31, 2014 was $3,117. The note was fully paid off in February 2015.

Note 7 – Commitments and Contingencies

Operating Leases

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991.  On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index.  The Company currently leases its UK facility, and some of the automobiles for employees in England and Ireland. Rent expense charged to operations under these operating lease agreements was approximately $225, $219 and $258 for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2014 were as follows:

Years ending December 31:	Amount
2015	$169
2016	74
2017	43
2018	43
2019	43
Thereafter	513
Total future minimum lease payments	$885

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at December 31, 2014 or December 31, 2013.

Litigation

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  Presently, there is no litigation. The Company applies its accounting policy to accrue legal costs that can be reasonably estimated.

Note 7 – Commitments and Contingencies (continued)

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

Note 8 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2014		2013
	Current	Long-term	Current	Long-term
Inventory write-downs and differences due to UNICAP	$78	$-	$82	$-
Allowance for doubtful accounts	26	-	27	-
Accrued liabilities and reserves	65	-	57	-
Other - foreign	27	(64)	55	(85)
Depreciation and amortization	-	(6,511)	-	(7,369)
Unrealized investment loss	107	-	107	-
Deferred income taxes, net	$303	$(6,575)	$328	$(7,454)

The components of income tax expense are as follows:

	Years ended December 31,
	2014	2013	2012
Current	$5,288	$4,266	$4,960
Deferred	(854)	(1,196)	(592)
Total	$4,434	$3,070	$4,368

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2014	2013	2012
Federal income tax expense at the statutory rate	$2,632	$2,580	$2,741
State income taxes	255	250	266
Foreign income taxes (blended rate)	1,770	542	1,603
ETI, manufacturing deduction and tax credits	(244)	(244)	(266)
Other	21	(58)	24
Total	$4,434	$3,070	$4,368

The domestic and foreign components of income before income tax expense were as follows:

	Years ended December 31,
	2014	2013	2012
Domestic	$7,717	$7,587	$7,989
Foreign	8,095	6,889	6,548
Total	$15,812	$14,476	$14,537

Note 9 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 204 thousand shares of common stock, of which 91 thousand are outstanding as of December 31, 2014.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of shareholder value.  Changes in stock options were as follows:

	Shares
	(000’s)	Price Range Per Share
2014
Granted	39	$49.18 -	$50.72
Expired or canceled	4	25.59 -	49.18
Exercised	35	18.00 -	33.30
Total outstanding at December 31	91	21.68 -	50.72
Total exercisable at December 31	48	21.68 -	33.30

2013
Granted	-	$-	$-
Expired or canceled	3	17.71 -	33.30
Exercised	55	17.71 -	33.30
Total outstanding at December 31	91	18.00 -	33.30
Total exercisable at December 31	77	18.00 -	33.30

2012
Granted	13	$33.30 -	$33.30
Expired or canceled	19	24.00 -	28.13
Exercised	82	15.01 -	31.33
Total outstanding at December 31	150	17.71 -	33.30
Total exercisable at December 31	120	17.71 -	31.33

For the years ended December 31, 2014, 2013 and 2012, the Company reduced current income taxes payable and increased additional paid-in capital by $103, $281 and $178, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2014, the Company recognized $74 in equity compensation cost, compared to $28 in 2013 and $70 in 2012.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2014	2013		2012

Expected dividend amount per quarter	$.2624	$	n/a	$0.2571
Expected stock price volatility	27.0%			22.8%
Risk-free interest rate	1.50%			0.54%
Expected life of options	4.7 years			3.8 years

The per share weighted average fair value of options granted during 2014 and 2012 is $9.64 and $3.92, respectively.  No options were granted in 2013.

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

The following table summarizes information about stock options outstanding at December 31, 2014:

		Options Outstanding			Options Exercisable
			Weighted
			Average
			Remaining	Weighted		Weighted
Range of			Contractual	Average		Average
Exercise		Number	Life	Exercise	Number	Exercise
Prices		Outstanding	(Years)	Price	Exercisable	Price

$21.68 -	24.00	15,399	3.58	$23.68	15,399	$23.68
26.52 -	33.30	38,139	4.65	29.82	32,188	29.48
49.18 -	50.72	37,000	9.35	49.22	0	0.00

$21.68 -	50.72	90,538	6.39	$36.70	47,587	$27.60

Note 10 – Geographic Information

The Company had sales in the following geographic areas based on the customer’s country of domicile:

	2014	2013	2012
United States	$19,483	$18,965	$19,961
Europe	8,939	9,077	9,286
Other	$12,856	$12,451	$12,305

Note 11 – Long-lived Assets by Geographic Area

The Company’s long-lived assets by geographic area were as follows:

	Years ended December 31,
	2014	2013	2012
United States	$11,349	$11,355	$11,590
England	36,199	41,216	43,106
Ireland	3,222	3,829	3,704
Australia	$631	$24	$0

Note 12 – Revenues by Product Category

The Company had revenues in the following product categories:

Product Category	2014	2013	2012
Obstetrics	$4,669	$5,085	$5,194
Gynecology/Electrosurgery/Urology	24,088	22,687	23,142
Neonatal	6,222	5,920	6,539
Blood Pressure Monitoring and Accessories	6,299	6,801	6,677

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

In 2014, 2013 and 2012, UTMD received royalties of $99, $90 and $89, respectively, for the use of intellectual property of Filshie Clip System as part of Femcare’s exclusive U.S. distribution agreement with CooperSurgical Inc.

Note 14 – Employee Benefit Plans

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and contributory retirement plans for Ireland, UK and Australia employees.  The Company’s matching contribution is determined annually by the board of directors.  Company contributions were approximately $165, $138 and $161 for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 15 – Recent Accounting Pronouncements

In May 2014, new accounting guidance was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  UTMD is currently assessing the impact that this standard will have on its consolidated financial statements when it is adopted in 2017.

Note 16 – Subsequent Events

The Company evaluated its December 31, 2014 financial statements for subsequent events through the date the financial statements were issued.  In February 2015, UTMD fully paid off its JPMorgan bank loan balances. The Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

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

During 2014, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2014, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2014.  Jones Simkins LLC, the independent registered public accounting firm of the Company, has audited the effectiveness of the Company's internal control over financial reporting. The Norton Practice, the independent registered public accounting firm of Femcare Group Limited (Femcare Group) has audited the effectiveness of Femcare Group’s internal control over financial reporting. Management's report, and the reports of Jones Simkins LLC and The Norton Practice appear on pages 34 through 37 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2014, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2015 annual meeting of shareholders under the captions,

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2015 annual meeting of shareholders under the captions,

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement of the registrant for the 2015 annual meeting of shareholders under the captions,

•	“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and

•	“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2015 annual meeting of shareholders under the captions,

•	“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•	“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2015 annual meeting of shareholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2015 annual meeting of shareholders under the caption “PROPOSAL NO 2. RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: Fees billed by Jones Simkins LLC,” “Audit Committee Policy and Approval,” and “Auditor Independence” are incorporated herein by reference.

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

3.     Exhibits.

Exhibit #	SEC Reference #	Title of Document	Location
1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3	3	Bylaws	Incorporated by Reference (2)
4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (4)
5	4	Extension of Shareholder Rights Agreement	Incorporated by Reference (5)
6	4	Designation of Rights, Privileges, and Preferences of Series “A” Preferred Stock	Incorporated by Reference (3)
7	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (6)
8	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (6)
9	10	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (7)
10	10	Utah Medical Products, Inc., 2013 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (8)
11	10	Agreement relating to the sale and purchase of the whole of the issued share capital of Femcare Group Limited dated 18 March 2011	Incorporated by Reference (9)
12	10	Credit Agreement dated as of March 17, 2011 among Utah Medical Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Lender	Incorporated by Reference (9)
13	10	Facility Agreement dated 18 March 2011 for Femcare Group Limited as Borrower with JPMorgan Chase Bank, N.A., London Branch as Lender	Incorporated by Reference (9)
14	10	First Modification Agreement dated as of September 23, 2011 among Utah Medical Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Lender	Incorporated by Reference (10)
15	10	Second Modification Agreement dated as of December 7, 2012 among Utah Medical Products, Inc., as Borrower, and JPMorgan Chase Bank, N.A., as Lender	Incorporated by Reference (11)

Exhibit #	SEC Reference #	Title of Document	Location
16	10	Summary of Officer and Director Compensation	This filing
17	21	Subsidiaries of Utah Medical Products, Inc.	Incorporated by Reference (8)
18	23	Consent of Jones Simkins LLC, Company’s independent auditors for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	This Filing
19	23	Consent of The Norton Practice, Femcare Group Limited’s independent auditors for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	This Filing
20	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
21	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
22	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
23	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
101.ins		XBRL Instance Document	This Filing
101.xsd		XBRL Taxonomy Extension Schema Document	This Filing
101.cal		XBRL Taxonomy Extension Calculation Linkbase Document	This Filing
101.def		XBRL Taxonomy Extension Definition Linkbase Document	This Filing
101.tab		XBRL Taxonomy Extension Label Linkbase Document	This Filing
101.pre		XBRL Taxonomy Extension Presentation Linkbase Document	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on February 13, 2014.

(3)	Incorporated by reference from the Company’s registration statement on form S-8 filed with the Commission effective February 10, 1995.

(4)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on October 1, 2004.

(5)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on October 24, 2014.

(6)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(7)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(8)	Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2012.

(9)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on March 23, 2011.

(10)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on September 26, 2011.

(11)	Incorporated by reference from the Company’s report on form 8-K filed with the Commission on December 10, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 12th day of March, 2015.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 12th day of March, 2015.

By: /s/ James H. Beeson
James H. Beeson, Director

By: /s/ Kevin L. Cornwell
Kevin L. Cornwell, Chief Executive Officer & Director

By: /s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By: /s/ Barbara A. Payne
Barbara A. Payne, Director

By: /s/ Paul O. Richins
Paul O. Richins, Principal Financial and Accounting Officer & Director