Form 10-Q
period 2015-03-31
UTAH MEDICAL PRODUCTS INC
filed 2015-05-06
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2015	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:    (801) 566-1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2015: 3,753,200.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2015 AND DECEMBER 31, 2014
(in thousands)

	(unaudited)	(audited)
ASSETS	MARCH 31, 2015	DECEMBER 31, 2014
Current assets:
Cash	$16,102	$19,274
Investments, available-for-sale	55	58
Accounts & other receivables, net	5,013	4,703
Inventories	4,850	4,872
Other current assets	769	768
Total current assets	26,789	29,675
Property and equipment, net	7,728	8,236
Goodwill	14,767	15,145
Other intangible assets	37,899	39,675
Other intangible assets - accumulated amortization	(11,808)	(11,655)
Other intangible assets, net	26,091	28,020
Total assets	$75,375	$81,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$807	$929
Accrued expenses	4,552	4,148
Current portion of notes payable	-	3,894
Total current liabilities	5,359	8,971
Notes payable	-	973
Deferred tax liability - intangible assets	5,190	5,581
Deferred income taxes	985	995
Total liabilities	11,534	16,520

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - March 31, 2015, 3,753 shares and December 31, 2014, 3,748 shares	38	37
Accumulated other comprehensive income (loss)	(5,771)	(3,234)
Additional paid-in capital	3,001	2,890
Retained earnings	66,573	64,863
Total stockholders' equity	63,841	64,556

Total liabilities and stockholders' equity	$75,375	$81,076

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014
(in thousands, except per share amounts)
(unaudited)
	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Sales, net	$10,233	$9,827

Cost of goods sold	4,121	3,777
Gross profit	6,112	6,050

Operating expense
Selling, general and administrative	2,079	2,084
Research & development	156	123
Total	2,235	2,207
Operating income	3,877	3,843

Other income (expense)	(210)	(61)
Income before provision for income taxes	3,667	3,782

Provision for income taxes	1,000	1,060
Net income	$2,667	$2,722

Earnings per common share (basic)	$0.71	$0.73
Earnings per common share (diluted)	$0.71	$0.72

Shares outstanding (basic)	3,750	3,750
Shares outstanding (diluted)	3,776	3,787

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 and $0	$(2,535)	$251
Unrealized gain (loss) on investments net of taxes of $(1) and $(2)	(2)	(3)
Total comprehensive income	$130	$2,970

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014
(in thousands - unaudited)
	MARCH 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,667	$2,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149	156
Amortization	626	682
Provision for (recovery of) losses on accounts receivable	1	1
(Gain) loss on disposal of assets	-	-
Deferred income taxes	(131)	(192)
Stock-based compensation expense	22	6
Changes in operating assets and liabilities:
Accounts receivable	(432)	(735)
Accrued interest and other receivables	10	19
Inventories	(117)	(518)
Prepaid expenses and other current assets	(20)	(32)
Accounts payable	(106)	(18)
Accrued expenses	(426)	(169)
Total adjustments	(424)	(800)
Net cash provided by operating activities	2,243	1,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(68)	(658)
Intangible assets	(2)	-
Net cash provided by (used in) investing activities	(70)	(658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	72	244
Common stock purchased and retired	-	-
Tax benefit attributable to exercise of stock options	17	74
Repayment of notes payable	(4,778)	(1,012)
Payment of dividends	-	-
Net cash provided by (used in) financing activities	(4,689)	(694)

Effect of exchange rate changes on cash	(656)	73
Net increase (decrease) in cash and cash equivalents	(3,172)	643
Cash at beginning of period	19,274	14,395
Cash at end of period	$16,102	$15,038

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,138	$516
Cash paid during the period for interest	65	88

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)         The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

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

(2)         Inventories at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014

Finished goods	$1,885	$1,847
Work-in-process	1,079	1,103
Raw materials	1,886	1,922
Total	$4,850	$4,872

(3)         Stock-Based Compensation. At March 31, 2015, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2015 and 2014, the Company recognized $22 and $6, respectively, in stock based compensation cost.

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

In March 2011, the Company also obtained a $12,934 loan from JP Morgan Chase, London Branch, to help finance UTMD’s purchase of Femcare. Terms and conditions of the UK loan are the same as those listed above for the $14,000 U.S. loan.  The note was fully paid off in February 2015.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2014 or March 31, 2015.

(6)         Investments.  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	1Q 2015	1Q 2014
Balance, beginning of period	$9	$8
Realized loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	(2)	(5)
Deferred income taxes on unrealized holding (gain) loss	1	2
Balance, end of period	$8	$5

(7)         Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of March 31, 2015:
		Fair Value Measurements Using
Description	Total Fair Value at 3/31/2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$55	$55	$0	$0

(8)         Subsequent Events. UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

UTMD manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2014 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per-share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; GBP = UK Pound Sterling; and EUR = Euros.

Analysis of Results of Operations

a)     Overview

In the first calendar quarter (1Q) of 2015, UTMD achieved results representing a solid start to meeting its previously announced goals for 2015, despite significant foreign currency exchange (FX) rate headwinds. The headwinds in U.S. Dollar terms reduced consolidated sales and had a leveraged negative effect on profits.

Income statement results in 1Q 2015 compared to the same period of 2014 were as follows:

	1Q 2015	1Q 2014	change
Net Sales	$10,233	$9,827	4.1%
Gross Profit	6,112	6,050	1.0%
Operating Income	3,877	3,843	0.9%
Income Before Tax	3,667	3,782	(3.0%)
Net Income	2,667	2,722	(2.0%)
Earnings per Share	.706	.719	(1.8%)

UTMD’s FX rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 1Q 2015 and 1Q 2014 follow:

	1Q 2015	1Q 2014	change
GBP	1.514	1.655	(8.5%)
EUR	1.119	1.372	(18.5%)
AUD	0.784	0.899	(12.8%)

UTMD’s FX rates for balance sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2015 and the end of 1Q 2014 follow:

	1Q 2015	1Q 2014	change
GBP	1.485	1.667	(11.0%)
EUR	1.074	1.377	(22.0%)
AUD	0.763	0.927	(17.8%)

UTMD’s profit margins remained strong despite the negative FX on about one-third of sales:
	1Q 2015	1Q 2014
Gross Profit Margin (gross profits/ sales):	59.7%	61.6%
Operating Profit Margin (operating income/ sales):	37.9%	39.1%
EBT Margin (income before income taxes/ sales):	35.8%	38.5%
Net Profit Margin (income after taxes/ sales):	26.1%	27.7%

Total consolidated sales in 1Q 2015 were $406 higher (up 4%) than in 1Q 2014.  Comparing 1Q 2015 to 1Q 2014, U.S. domestic sales were much stronger and UK domestic GBP sales were much weaker, further leveraged down in USD terms by a stronger USD. Approximately one-third of UTMD’s sales are invoiced in foreign currencies.  If 1Q 2015 foreign currency sales were converted to USD at the same FX rates as in 1Q 2014, 1Q 2015 total consolidated sales would have been an additional $397 higher, or up 8% overall compared to 1Q 2014.

UTMD’s 1Q 2015 Gross Profit Margin (GPM) was lower than in 1Q 2014 due to the impact of a stronger USD on the cost of goods purchased in USD terms by foreign subsidiaries, along with a less favorable product mix.

Operating expenses were 21.8% of sales in 1Q 2015 compared to 22.5% of sales in 1Q 2014. Higher revenues and lower UTMD foreign subsidiary expenses when translated into USD reduced the operating expense margin.

Income before taxes (EBT) was $3,667 (35.8% of sales) in 1Q 2015 compared to $3,782 (38.5% of sales) in 1Q 2014.  The lower EBT is due mainly to a foreign currency exchange (FX) $177 loss on the remeasured value of EUR cash balances in the UK, which declined by more than 11% in value relative to the USD during the quarter.

Net Income (NP) was $2,667 (26.1% of sales) in 1Q 2015 compared to $2,722 (27.7% of sales) in 1Q 2014. The lower NP margin was due to a lower GPM and the FX loss of EUR cash balances in the UK. The average consolidated income tax provision (as a % of EBT) in 1Q 2015 was 27.3% compared to 28.0% in 1Q 2014.

Earnings per share (EPS) were $.706 in 1Q 2015 compared to $.719 in 1Q 2014. Diluted shares used to calculate EPS decreased to 3,776,400 in 1Q 2015 from 3,786,700 in 1Q 2014 due to UTMD’s repurchase of 22,200 shares after the end of 1Q 2014 and lower dilution from option shares outstanding.  The number of shares added to outstanding shares as a dilution factor in 1Q 2015 was 26,100 compared to 37,000 in 1Q 2014.

The changes in UTMD’s Balance Sheet at March 31, 2015 from December 31, 2014 resulted primarily from continued excellent cash generation from operations and paying off the remaining principal balances of loans obtained in 2011 to help finance the Femcare acquisition.

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

Total 1Q 2015 consolidated sales were $406 (4%) higher than in 1Q 2014.  If 1Q 2015 foreign currency sales were converted to USD at the same FX rates as in 1Q 2014, 1Q 2015 total consolidated sales would have been an additional $397 higher, or up 8% overall compared to 1Q 2014.

International sales in 1Q 2015 were $130 (3%) lower than in 1Q 2014 because of the weaker foreign currencies. Using 1Q 2014 FX rates, 1Q 2015 international sales would have been $267 higher (+5%) rather than $130 lower. As a result of the FX rate changes, international sales were only 47% of total consolidated sales compared to 51% in 1Q 2014.  International sales exported from the U.S. in fixed USD terms were up 16%, while international sales by UTMD’s foreign subsidiaries converted to USD terms were down 9%.  International sales by UTMD foreign subsidiaries in USD terms using the same FX rates as in 2014 would have been up 2% rather than down 9%.

Trade sales are sales to third parties, excluding sales from one UTMD entity to another.  Ireland subsidiary 1Q 2015 trade sales were up $547 (+91%).  The large increase resulted from $342 sales of blood pressure monitoring (BPM) kits to UTMD’s China distributor, and $387 in shipments of Filshie Sterishot kits, now manufactured by UTMD Ireland, directly to international customers located outside the UK, neither of which occurred in 1Q 2014 Ireland trade sales.  Although Ireland domestic sales were up 9% in EUR terms, they were down 11% in USD terms because of the weaker EUR.

Trade sales by UTMD’s UK subsidiary, Femcare-Nikomed Ltd, were down overall by $493 (14% lower).  Sales of Sterishot kits to international customers outside the UK which were included in UK sales in 1Q 2014 were shipped directly from Ireland in 1Q 2015. UK domestic sales were down $236 (22% lower) in part due to the 9% weaker GBP, and sales to Femcare’s U.S. distributor of the Filshie Clip System (which are included in the U.S. domestic sales category) were up $270 (22% higher).

Sales by UTMD’s Australia subsidiary, Femcare Australia Pty Ltd, in 1Q 2015 were 5% lower in AUD terms than in 1Q 2014, but because of the weaker AUD, were down $121 (17% lower) in USD.

U.S. domestic sales, which include direct sales to U.S. clinical user facilities, sales of the Filshie Clip System to CooperSurgical, Inc. (CSI) and sales to U.S. OEM customers were $5,377 in 1Q 2015 (11% higher) compared to $4,841 in 1Q 2014. Direct sales of devices to U.S. user facilities were up $115 (4% higher). In addition to Filshie Clip System sales to CSI up $270 (22% higher), UTMD’s sales of components and finished devices to other U.S. companies for use in their products (OEM customers) were up $150 (31% higher).

The following table provides USD sales amounts divided into general product categories for total sales and the subset of international sales:
Global revenues (USD) by product category:

	1Q 2015%		1Q 2014%

Obstetrics	$1,134	11	$1,169	12
Gynecology/ Electrosurgery/ Urology	5,954	58	6,121	62
Neonatal	1,533	15	1,273	13
Blood Pressure Monitoring and Accessories*	1,612	16	1,264	13
Total:	$10,233	100	$9,827	100

*includes molded components sold to OEM customers.

International revenues (USD) by product category:

	1Q 2015%		1Q 2014%

Obstetrics	$185	3	$168	3
Gynecology/ Electrosurgery/ Urology	3,411	78	3,896	78
Neonatal	455	6	302	6
Blood Pressure Monitoring and Accessories*	805	13	620	13
Total:	$4,856	100	$4,986	100

*includes molded components sold to OEM customers.

c)      Gross Profit

Gross Profit (GP) results from subtracting the cost of manufacturing products (direct materials, direct labor and manufacturing overhead), or the purchase price of finished products which are resold, from revenues.  At UTMD, manufacturing overhead costs fully absorb indirect costs including depreciation on manufacturing equipment and facilities, quality assurance, materials requirements planning and purchasing, manufacturing engineering, production supervision, shipping, royalties paid to other entities and health plan benefits for both direct and indirect manufacturing personnel.  UTMD’s GP margin (GPM) is GP as a percentage of revenues.  GP in 1Q 2015 was $6,112 (59.7% GPM) compared to $6,050 (61.6% GPM) in 1Q 2014. The 1Q 2014 GPM was higher than for the full year of 2014 at 60.5%. With a stronger USD, the consolidated GPM is squeezed, assuming that unit prices to customers invoiced in foreign currencies are kept constant, because raw materials and finished devices sold to UTMD’s foreign subsidiaries in fixed USD increase the cost of goods sold by the foreign subsidiary. In addition, 1Q 2015 product mix was less favorable than 1Q 2014. BPM kit sales to UTMD’s China distributor, at a low GPM, were 3.3% of total consolidated sales in 1Q 2015 compared to none in 1Q 2014. Given the substantially lower FX rates and less favorable product mix, the 1Q 2015 GPM of 59.7% was better than expected.

d)      Operating Income

Operating income (OP) is the profit remaining after subtracting operating expenses from GP. Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses. UTMD’s operating income margin (OPM) is its operating income divided by revenues.  OP in 1Q 2015 was $3,877 (37.9% OPM) compared to $3,843 (39.1% OPM) in 1Q 2014.  The lower ratio of operating expenses to sales was due to about the same consolidated USD expenses with higher consolidated sales.

Consolidated 1Q 2015 USD operating expenses were $2,235, $28 higher compared to 1Q 2014. In this case, the lower FX rates were helpful, as 1Q 2015 operating expenses of UTMD’s foreign subsidiaries in the aggregate would have been another $115 higher using 1Q 2014 FX rates.

Consolidated S&M expenses in 1Q 2015 were $573 (5.6% of sales) compared to $542 (5.5% of sales) in 1Q 2014.
S&M expenses in 1Q 2015 included $68 in U.S. Medical Device Excise Tax (MDET) compared to $66 in 1Q 2014, due to higher U.S. domestic sales of medical devices.  The MDET, imposed as a component of the Patient Protection and Affordable Care Act (Obamacare), is levied as a 2.3% excise tax on domestic sales of medical devices.

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

R&D expenses were $156 (1.5% of sales) in 1Q 2015 compared to $123 (1.2% of sales) in 1Q 2014.

Consolidated G&A expenses in 1Q 2015 were $1,506 (14.7% of sales) compared to $1,542 (15.7% of sales) in 1Q 2014. G&A expenses in 1Q 2015 included $611 (6.0% of sales) of non-cash expense from the amortization of identifiable intangible assets resulting from the 2011 Femcare acquisition, which were $668 (6.8% of sales) in 1Q 2014.  The lower USD amortization expense was the result of FX, as the expense was 404 GBP in both periods.

G&A expenses include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $22 in 1Q 2015 compared to $6 in 1Q 2014.

Summary comparison of (USD) consolidated operating expenses:

	1Q 2015	1Q 2014

S&M Expense	$573	$542
R&D Expense	153	123
G&A Expense	1,506	1,542
Total Operating Expenses:	$2,235	$2,207

e)       Non-operating expense (NOE)/ Non-operating income (NOI)

Net NOE includes 1) loan interest, 2) bank fees and 3) FX loss from remeasuring the USD value of Euro cash bank balances in the UK and GBP cash balances in Ireland, minus non-operating income from 1) rent of underutilized property, 2) investment income and 3) royalties received from licensing the Company’s technology.  Net NOE in 1Q 2015 was $210 compared to $61 in 1Q 2014. The increase in Net NOE was due to a $177 loss on the remeasured value of EUR cash balances in the UK.  The total FX loss in 1Q 2015 was $168 compared to none in 1Q 2014. The interest expense on loans obtained to help finance the acquisition of Femcare was $65 in 1Q 2015 compared to $87 in 1Q 2014. The loans were fully repaid in 1Q 2015.

f)       Income Before Income Taxes

Income Before Income Taxes (EBT) results from subtracting NOE from OP. The EBT Margin (EBTM) is EBT divided by revenues.  In 1Q 2015, consolidated EBT was $3,667 (35.8% EBTM) compared to $3,782 (38.5% EBTM) in 1Q 2014. The EBT of UTMD Ltd. (Ireland) was EUR 751 in 1Q 2015 compared to EUR 88 in 1Q 2014. The EBT of Femcare (Femcare-Nikomed Ltd., UK and Femcare Australia Pty Ltd) was GBP 945 in 1Q 2015 compared to GBP 1,159 in 1Q 2014.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2015 consolidated EBT excluding the remeasured bank balance currency loss and interest expense was $4,698 compared to $4,713 in 1Q 2014.

g)      Net Income

Net Income (NP) is EBT minus a provision for income taxes.  NP divided by revenues is UTMD’s net income margin (NPM). UTMD’s consolidated NP was $2,667 (26.1% NPM) in 1Q 2015 compared to $2,722 (27.7% NPM) in 1Q 2014.  The $55 lower NP in 1Q 2015 compared to 1Q 2014 was essentially due to the FX loss on remeasured EUR cash balances held in the UK.

The average consolidated income tax provision (as a % of consolidated EBT) was 27.3% in 1Q 2015 compared to 28.0% in 1Q 2014.  The combined income tax provision rate was lower in 1Q 2015 compared to 1Q 2014 because of  a reduced corporate income tax rate in the UK, and because UTMD Ltd (Ireland), taxed at the lowest rate of all sovereignties, had a larger share of total EBT in 1Q 2015 compared to 1Q 2014.

UTMD’s combined state and federal income tax rate in the U.S. after all allowable deductions was 34.2% in 1Q 2015 compared to 33.9% in 1Q 2014.  The corporate income tax rate in the UK was 21% in 1Q 2015 compared to 23% in 1Q 2014.  As of April 1, 2015, the UK corporate tax rate will be reduced again, from 21% to 20%, which will further benefit UTMD’s NPM during the remainder of 2015.  The income tax rate in Australia has been and remains 30%.  UTMD Ltd (Ireland) tax provision rate was 10.8% in 1Q 2015 and 14.5% in 1Q 2014.

h)      Earnings Per Share

Earnings per share (EPS) are consolidated NP divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Diluted EPS were $0.706 in 1Q 2015 compared to $0.719 in 1Q 2014.  EPS for the most recent twelve months were $3.00.

Weighted average number of diluted common shares (the number used to calculate diluted EPS) in 1Q 2015 were 3,776,400 compared to 3,786,700 shares in 1Q 2014.  Employees exercised options for 4,987 shares in 1Q 2015.  Options outstanding at March 31, 2015 were 83,900 shares at an average exercise price of $37.29 per share, including shares awarded but not vested. This compares to 74,900 unexercised option shares outstanding at March 31, 2014 at an average exercise price of $27.94 per share.

Changes in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. The dilution calculation added 26,100 shares to actual weighted average shares outstanding in 1Q 2015 compared to 37,000 in 1Q 2014.  Actual outstanding common shares as of the end of 1Q 2015 were 3,752,600 compared to 3,756,300 at the end of 1Q 2014.  The lower outstanding shares resulted from 22,200 shares repurchased during the last nine months of 2014. The Company did not repurchase any of its shares in the open market in 1Q 2015 or in 1Q 2014. UTMD retains its program for repurchasing shares when they seem undervalued.

i)        Return on Equity

Return on equity (ROE) is the portion of NP retained by UTMD to internally finance its growth, divided by the average accumulated shareholders’ equity for the applicable time period.  Annualized ROE in 1Q 2015 was 17% compared to 18% in 1Q 2014.  The lower ROE in 1Q 2015 was due to a 2% decrease in NP and a 4% increase in average shareholders’ equity.  Targeting a high ROE over 20% remains a key financial objective for UTMD management.  ROE can be increased by increasing NP, or by reducing shareholders’ equity by paying cash dividends to shareholders or by repurchasing shares.

Liquidity and Capital Resources

j)        Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $2,243 in 1Q 2015 compared to $1,922 in 1Q 2014.  The most significant differences in the two periods were a $401 benefit to cash from a smaller increase in 1Q 2015 inventories and a $303 benefit from a smaller increase in 1Q 2015 accounts receivable compared to the increases in 1Q 2014. The largest difference in use was a $257 larger increase in accrued expenses in 1Q 2015 compared to 1Q 2014.

The Company’s reduction of its bank loan principal balances was the most significant use of cash in both periods. UTMD repaid the remaining $4,778 principal on its notes during 1Q 2015, compared to $1,012 paid during 1Q 2014. UTMD did not make cash dividend payments during either 1Q 2015 or 1Q 2014, as the dividends which would normally be paid in January were paid at the end of December of the prior applicable year.

Capital expenditures for property and equipment (PP&E) were $68 in 1Q 2015 compared to $658 in 1Q 2014.  UTMD paid $550 in 1Q 2014 as part of setting up a distribution facility in Castle Hill NSW Australia. Depreciation of PP&E was $149 in 1Q 2015 and $156 in 1Q 2014.  Except for the possibility of a facility purchase in the UK or an acquisition, planned capital expenditures during 2015 are expected to be less than depreciation of PP&E. The Company will continue to keep facilities, equipment and tooling in good working order.

In 1Q 2015, UTMD received $72 and issued 4,172 shares of its stock upon the exercise of employee stock options, net of 815 shares retired upon employees trading those shares in payment of the stock option exercise price.  Option exercises in 1Q 2015 were at an average price of $24.22 per share.  In comparison, in 1Q 2014 the Company received $244 from issuing 13,260 shares of stock on the exercise of employee stock options, net of 2,657 shares retired upon employees trading those shares in payment of the stock option exercise price. UTMD did not repurchase any of its own shares of stock in the open market during either 1Q 2015 or 1Q 2014.

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

k)       Assets and Liabilities

March 31, 2015 total consolidated assets decreased $5,701 from December 31, 2014.  The decrease was due to a $3,172 decrease in cash from paying off bank loans, a $2,307 decrease in intangible assets from a lower FX value of Femcare intangibles combined with $626 1Q 2015 period amortization, and $472 lower net property, plant and equipment book value in UTMD Ltd (Ireland) and Femcare (UK and Australia) resulting from a lower FX.  The repaying of the remaining principal balance of loans associated with the Femcare acquisition was a year early.  UTMD’s Ireland subsidiary EUR-denominated assets were translated into USD at an FX rate 11.3% lower (weaker EUR) than the rate at the end of 2014. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 4.7% lower (weaker GBP) than the rate at the end of 2014.  UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 6.8% lower (weaker AUD) than the rate at the end of 2014.  Consolidated net property, plant and equipment declined $508 at March 31, 2015 from the end of 2014 due to lower FX rates, $68 in new asset purchases and $149 in depreciation. Accounts and other receivables balances increased $310 but remained well within management’s targets.  Consolidated inventories declined $22.

Working capital (current assets minus current liabilities) was $21,430 at March 31, 2015, compared to $20,704 at December 31, 2014.  Current liabilities decreased $3,612 due to elimination of the $3,894 current portion of notes payable as of December 31, 2014. Accrued liabilities increased $405 due to the 1Q 2015 quarterly dividend payment to shareholders accrued but not paid until after March 31, whereas the 4Q 2014 dividend was paid before the end of December 2014.  In addition, a deposit for a prepaid shipment for an international distributor increased March 31, 2015 accrued liabilities $370. UTMD believes that its working capital remains sufficient to meet normal operating needs and projected cash dividend payments to shareholders.

March 31, 2015 intangible assets (goodwill plus other intangible assets) declined $2,307 from the end of 2014.  The decrease was due to the lower FX rate for GBP Femcare intangibles as of March 31, 2015 compared to year-end 2014 plus $611 1Q 2015 amortization of identifiable intangible Femcare assets.  At March 31, 2015, net intangible assets including goodwill were 54% of total assets compared to 53% at year-end 2014.

UTMD eliminated all of its remaining bank debt during 1Q 2015. The principal balance of bank debt at December 31, 2014 was 1) $1,750 to JP Morgan Chase in the U.S., of which $350 was long term debt, and 2) $3,117 (2,000 GBP) to JP Morgan Chase in the U.K., of which $2,494 (1,600 GBP) was long term debt. The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $5,190 at March 31, 2015 compared to $5,581 at December 31, 2014.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare identifiable intangible assets. UTMD’s total debt ratio (total liabilities/ total assets) as of March 31, 2015 declined to 15% compared to 20% as of December 31, 2014.

l)        Management's Outlook.

As outlined in its December 31, 2014 SEC 10-K report, UTMD’s plan for 2015 is to
1)  continue to exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;
2)  introduce additional products helpful to clinicians through internal new product development;
3)  continue achieving excellent overall financial operating performance;
4)  utilize positive cash generation to eliminate debt remaining from the Femcare acquisition, continue cash dividends to shareholders and continue open market share repurchases if/when the UTMD share price seems undervalued; and
5)  be vigilant for accretive acquisition opportunities which may be increasingly brought about by difficult burdens on small, innovative companies, including especially the MDET.

Management believes it is on track after 1Q 2015 to accomplish its previously stated objectives for the year 2015.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9309, .8258 and .7260 EUR per USD as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.  Exchange rates were .6736, .6416 and .5998 GBP per USD as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively.  Exchange rates were 1.3115, 1.2223 and 1.0783 AUD per USD on March 31, 2015, December 31, 2014 and March 31, 2014, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable, and by optimizing global account structures through liquidity management accounts.

Item 4.     Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

The growth of Group Purchasing Organizations (GPOs) adds non-productive costs, typically weakens the Company’s marketing and sales efforts and may result in lower revenues:
GPOs, theoretically acting as bargaining agents for member hospitals, but actually collecting their revenues from the companies that they are negotiating with, have made a concerted effort to turn medical devices that convey special patient safety advantages and better health outcomes, like UTMD’s, into undifferentiated commodities. GPOs have been granted an antitrust exemption by the U.S. Congress. In any other industry, their business model based on “kickbacks” would be a violation of law.  These bureaucratic entities do not recognize or understand the overall cost of care as it relates to safety and effectiveness of devices, and they create a substantial administrative burden that is primarily related to collection of their administrative fees.

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

Fluctuations in foreign currencies relative to the U.S. Dollar (USD) can result in significant differences in period to period financial results:
Since a significant portion of UTMD’s sales are outside the U.S. and consolidated financial results are reported in USD terms, a stronger USD can have negative effects. For the portion of sales to foreign entities made in fixed USD terms, a stronger USD makes the devices more expensive and weakens demand.  For the portion invoiced in a foreign currency, not only USD denominated sales and profits are reduced, but also gross profits and operating profits in foreign currency terms are reduced because finished distributed products and/or U.S. made raw materials and components are being purchased in fixed USD.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 1Q 2015.

Item 6.  Exhibits

Exhibit #	SEC Reference #	Title of Document

1	10	Amendment, effective November 18, 2014, to Employment Agreement with Kevin L. Cornwell

2	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

4	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

5	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

6	101 ins	XBRL Instance

7	101.xsd	XBRL Schema

8	101.cal	XBRL Calculation

9	101.def	XBRL Definition

10	101.lab	XBRL Label

11	101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/6/15	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 5/6/15	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer