Form 10-Q
period 2015-06-30
UTAH MEDICAL PRODUCTS INC
filed 2015-08-07
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2015	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:	(801) 566-1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2015: 3,758,300.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2015 AND DECEMBER 31, 2014
(in thousands)
	(unaudited)	(audited)
ASSETS	JUNE 30, 2015	DECEMBER 31, 2014
Current assets:
Cash	$19,169	$19,274
Investments, available-for-sale	59	58
Accounts & other receivables, net	5,613	4,703
Inventories	4,473	4,872
Other current assets	662	768
Total current assets	29,976	29,675
Property and equipment, net	7,746	8,236
Goodwill	15,216	15,145
Other intangible assets	40,015	39,675
Other intangible assets - accumulated amortization	(13,023)	(11,655)
Other intangible assets, net	26,992	28,020
Total assets	$79,930	$81,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$932	$929
Accrued expenses	4,401	4,148
Current portion of notes payable	-	3,894
Total current liabilities	5,333	8,971
Notes payable	-	973
Deferred tax liability - intangible assets	5,370	5,581
Deferred income taxes	1,034	995
Total liabilities	11,737	16,520

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - June 30, 2015, 3,757 shares and December 31, 2014, 3,748 shares	38	37
Accumulated other comprehensive income (loss)	(3,408)	(3,234)
Additional paid-in capital	3,029	2,890
Retained earnings	68,534	64,863
Total stockholders' equity	68,193	64,556

Total liabilities and stockholders' equity	$79,930	$81,076

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sales, net	$10,397	$10,491	$20,630	$20,318

Cost of goods sold	4,298	4,142	8,419	7,919

Gross profit	6,099	6,349	12,211	12,399

Operating expense

Selling, general and administrative	1,992	2,172	4,071	4,256
Research & development	140	115	296	238

Total operating expenses	2,132	2,287	4,367	4,494

Operating income	3,967	4,062	7,844	7,905

Other income (expense)	(43)	(132)	(252)	(193)

Income before provision for income taxes	3,924	3,930	7,592	7,712

Provision for income taxes	1,006	1,096	2,006	2,156

Net income	$2,918	$2,834	$5,586	$5,556

Earnings per common share (basic)	$0.78	$0.76	$1.49	$1.48

Earnings per common share (diluted)	$0.77	$0.75	$1.48	$1.47

Shares outstanding - basic	3,755	3,750	3,753	3,750

Shares outstanding - diluted	3,773	3,775	3,775	3,778
Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$2,360	$859	$(175)	$1,110
Unrealized gain (loss) on investments net of taxes of $2, ($0), $0 and ($2)	2	(0)	1	(3)
Total comprehensive income	$5,280	$3,693	$5,412	$6,663

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014
(in thousands - unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,586	$5,556
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	301	311
Amortization	1,259	1,376
(Gain) loss on investments	-	-
Provision for (recovery of) losses on accounts receivable	(9)	6
(Gain) loss on disposal of assets	1	4
Deferred income taxes	(213)	(282)
Stock-based compensation expense	44	24
Changes in operating assets and liabilities:
Accounts receivable	(828)	(1,016)
Accrued interest and other receivables	(81)	(31)
Inventories	218	(472)
Prepaid expenses and other current assets	104	118
Accounts payable	5	91
Accrued expenses	(654)	75
Total adjustments	147	204
Net cash provided by operating activities	5,733	5,760

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(109)	(836)
Intangible assets	(7)	-
Net cash provided by (used in) investing activities	(116)	(836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	245	271
Common stock purchased and retired	(215)	(818)
Payment of taxes for exchange of stock options	(42)	-
Tax benefit attributable to exercise of stock options	107	120
Repayment of notes payable	(4,778)	(2,035)
Payment of dividends	(957)	(938)
Net cash provided by (used in) financing activities	(5,640)	(3,400)

Effect of exchange rate changes on cash	(82)	20

Net increase (decrease) in cash and cash equivalents	(105)	1,544

Cash at beginning of period	19,274	14,395

Cash at end of period	$19,169	$15,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,781	$1,551
Cash paid during the period for interest	65	167

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

(2)       Recent Accounting Standards. In May 2014, new accounting guidance was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  UTMD is currently assessing the impact that this standard will have on its consolidated financial statements when it is adopted in 2017.

(3)       Inventories at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Finished goods	$1,554	$1,847
Work-in-process	1,101	1,103
Raw materials	1,818	1,922
Total	$4,473	$4,872

(4)      Stock-Based Compensation. At June 30, 2015, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2015 and 2014, the Company recognized $22 and $18, respectively, in stock based compensation cost.  In the six months ended June 30, 2015 and 2014, the Company recognized $44 and $24, respectively, in stock based compensation cost.

(5)      Notes Payable.  In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. and  a $12,934 loan from JP Morgan Chase, London Branch to help finance UTMD’s purchase of Femcare.  The notes were fully paid off in February 2015.

(6)      Warranty Reserve.   The Company’s published warranty is: “UTMD warrants its products to conform in all material respects to all published product specifications in effect on the date of shipment, and to be free from defects in material and workmanship for a period of thirty (30) days for supplies, or twenty-four (24) months for equipment, from date of shipment.  During the warranty period UTMD shall, at its option, replace any products shown to UTMD's reasonable satisfaction to be defective at no expense to the Purchaser or refund the purchase price.”

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2014 or June 30, 2015.

(7)      Investments.  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

	2Q 2015	2Q 2014
Balance, beginning of period	$8	$5
Realized loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	4	(0)
Deferred income taxes on unrealized holding (gain)loss	(2)	0
Balance, end of period	$10	$5

(8)      Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of June 30, 2015:

		Fair Value Measurements Using
Description	Total Fair Value at 6/30/2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$59	$59	$0	$0

(9)      Subsequent Events. UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

UTMD manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2014 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per-share amounts or where otherwise noted. Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; and EUR = Euros.

Analysis of Results of Operations

a)     Overview

In the second calendar quarter (2Q) and first half (1H) of 2015, UTMD achieved results which are on track to meet its previously announced goals for 2015, despite greater than expected foreign currency exchange (FX) rate headwinds.  The key issue in comparing 2015 financial results to 2014 results is FX.  The FX headwinds reduced consolidated USD sales and had a leveraged negative effect on consolidated USD Gross Profit.

Income statement results in 2Q and 1H 2015 compared to the same periods of 2014 follow:

	2Q 2015	2Q 2014	change	1H 2015	1H 2014	change
Net Sales	$10,397	$10,491	(0.9%)	$20,630	$20,318	+1.5%
Gross Profit	6,099	6,349	(3.9%)	12,211	12,399	(1.5%)
Operating Income	3,967	4,062	(2.3%)	7,844	7,905	(0.8%)
Income Before Tax	3,924	3,930	(0.1%)	7,592	7,712	(1.6%)
Net Income	2,918	2,834	+3.0%	5,586	5,556	+0.5%
Earnings per Diluted Share	.773	.751	+3.0%	1.480	1.470	+0.6%

UTMD’s FX rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 2Q and 1H 2015 compared to the same periods of 2014 follow:

	2Q 2015	2Q 2014	change	1H2015	1H 2014	change
GBP	1.531	1.682	(9.0%)	1.522	1.669	(8.8%)
EUR	1.110	1.370	(18.9%)	1.114	1.371	(18.7%)
AUD	0.778	0.933	(16.5%)	0.781	0.917	(14.8%)

Total GAAP consolidated sales in 2Q 2015 were $94 lower than in 2Q 2014, but $312 higher in 1H 2015 than in 1H 2014. Using the same FX rates in 2015 as existed during the same periods in 2014 (“constant FX”), 2Q 2015 consolidated sales would have been $475 higher, and 1H 2015 sales would have been $872 higher.  In other words, non-GAAP constant FX consolidated sales were up 4% in 2Q 2015 compared to 2Q 2014, and up 6% in 1H 2015 compared to 1H 2014.  Approximately one-third of UTMD’s sales were invoiced in foreign currencies. The weighted average FX rate on foreign currency invoiced sales was about 13% lower in 2015 than in 2014.

UTMD profit margins in 2Q 2015 and 1H 2015 compared to 2Q 2014 and 1H 2014 follow:

	2Q 2015	2Q 2014	1H 2015	1H 2014
Gross Profit Margin (gross profit/ sales):	58.7%	60.5%	59.2%	61.0%
Operating Income Margin (operating profit/ sales):	38.2%	38.7%	38.0%	38.9%
EBT Margin (profit before income taxes/ sales):	37.7%	37.5%	36.8%	38.0%
Net Income Margin (profit after taxes/ sales):	28.1%	27.0%	27.1%	27.3%

UTMD’s 2Q and 1H 2015 Gross Profit Margins (GPMs) were lower than in 2Q and 1H 2014 due to the impact of a stronger USD on the cost of goods purchased in fixed USD terms by foreign subsidiaries, along with a less favorable product mix.

UTMD’s Operating Income Margins in 2015 were less diluted than its GPM since the lower FX rates reduced foreign subsidiary operating expenses in USD terms.  Operating expenses were 20.5% of sales in 2Q 2015 compared to 21.8% of sales in 2Q 2014, and were 21.2% of sales in 1H 2015 compared to 22.1% of sales in 1H 2014.

Income Before Tax (EBT) of $3,924 (37.7% of sales) in 2Q 2015 was almost the same as  $3,930 (37.5% of sales) in 2Q 2014 because of the lack of any interest expense in 2Q 2015 on loans required to finance the acquisition of Femcare in 2011, which had been fully repaid in 1Q 2015.  Interest expense in 2Q 2014 was $78.   On the other hand, 1H 2015 EBT of $7,592 (36.8% of sales) was $120 lower than 1H 2014 EBT of $7,712 (38.0% of sales), despite $100 lower interest expense, because of  $61 lower operating income coupled with a $159 greater foreign currency exchange (FX) loss on the remeasured value of EUR cash balances in the UK.  The value of EUR bank balances in USD terms declined by more than 8% during 1H 2015.

Net Income (NP) in 2Q 2015 of $2,918 (28.1% of sales) was 3% higher than the $2,834 (27.0% of sales) in 2Q 2014, with EBT about the same, as a result of a lower income tax provision.  The average consolidated income tax provision rate was 25.6% in 2Q 2015 compared to 27.9% in 2Q 2014.  NP in 1H 2015 was $5,586 (27.1% of sales) compared to $5,556 (27.4% of sales) in 1H 2014.  The average consolidated income tax provision in 1H 2015 was 26.4% compared to 28.0% in 1H 2014. The lower average tax rates in 2015 were primarily due to 1) lower corporate income tax rates in the UK, and 2) a greater portion of UTMD’s consolidated EBT in Ireland, the sovereignty with the lowest tax rate.

Earnings per share (EPS) were $.773 in 2Q 2015 compared to $.751 in 2Q 2014, and $1.480 in 1H 2015 compared to $1.470 in 1H 2014. Diluted shares used to calculate EPS were 3,773,400 in 2Q 2015 compared to 3,774,700 in 2Q 2014.  Diluted shares were 3,775,000 in 1H 2015 compared to 3,778,400 in 1H 2014. The 2015 decreases in diluted shares were due to less dilution from outstanding option shares and a small amount of shares repurchased in 2Q 2015.

UTMD’s FX rates for balance sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1H 2015 and the end of 1H 2014 follow:

	June 30, 2015	June 30, 2014	change
GBP	1.573	1.710	(8.1%)
EUR	1.115	1.369	(18.5%)
AUD	0.770	0.943	(18.3%)

In addition to the FX impact on foreign subsidiary assets and liabilities, the changes in UTMD’s Balance Sheet at June 30, 2015 from December 31, 2014 resulted primarily from continued excellent cash generation, allowing paying off the remaining principal balances of loans obtained in 2011 to help finance the Femcare acquisition.

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

Total GAAP consolidated sales in 2Q 2015 were $94 lower than in 2Q 2014, but $312 higher in 1H 2015 than in 1H 2014.  In constant FX, 2Q 2015 consolidated sales would have been $475 higher, and 1H 2015 sales would have been $872 higher.  In other words, non-GAAP constant FX consolidated sales were up 4% in 2Q 2015 compared to 2Q 2014, and up 6% in 1H 2015 compared to 1H 2014.

An easy way to think about the FX impact on consolidated UTMD sales follows: About one-third of UTMD sales are in currencies other than the USD (two-thirds of international sales).  If the USD is 12% stronger for the applicable period(s) as a weighted average for all foreign currencies combined, then the impact is about a 4% decrease in consolidated USD sales (one-third of 12%). This is essentially what happened in 1H 2015. Since actual 1H 2015 consolidated USD sales were up 2%, constant FX USD sales for 1H 2015 were up 6%.

The most helpful categories of increased sales in 1H 2015 compared to 1H 2014, were 1) the resumption of purchases by UTMD’s China distributor of Deltran blood pressure monitoring (BPM) transducer kits, which were $775 in 1H 2015 compared to zero in 1H 2014, and 2) a $314 increase in neonatal device sales to third party international distributors.  Both of these categories of international sales were invoiced in USD terms.

Despite the two improved international sales categories above, international sales as a whole in 2Q 2015 were $229 (4%) lower than in 2Q 2014, and in 1H 2015 were $359 (3%) lower than in 1H 2014.  About two-thirds of total international sales were invoiced in weaker foreign currencies. Using constant FX rates, 2Q 2015 international sales would have been $246 higher (+5%) rather than $229 lower, and 1H 2015 international sales would have been $513 higher (+5%) rather than $359 lower.

Ireland subsidiary shipments, including trade sales to international third parties as well as intercompany sales, were EUR 1,542 in 2Q 2015 compared to EUR 670 in 2Q 2014, and EUR 3,269 in 1H 2015 compared to 1,142 in 1H 2014. The large increases resulted from trade sales of blood pressure monitoring (BPM) kits to UTMD’s China distributor in 2015 which did not occur in 2014, trade shipments of Filshie Sterishot kits, manufactured by UTMD Ireland in 1H 2015, directly to international customers located outside the UK, and intercompany shipments of Sterishot kits to UTMD subsidiaries in the UK and Australia for direct distribution to end user facilities within their local markets.  Although 2Q 2015 Ireland direct domestic sales to end user facilities in Ireland were up 17% in EUR terms, they were down 5% in USD terms because of the weaker EUR.  First half 2015 Ireland domestic sales were up 13% in EUR terms, but were down 8% in USD terms.

Sales by UTMD’s UK subsidiary, Femcare-Nikomed Ltd, were GBP 1,738 in 2Q 2015 compared to GBP 2,330 in 2Q 2014, and GBP 3,867 in 1H 2015 compared to GBP 4,711 in 1H 2014.  As noted above, trade sales of Sterishot kits to international customers outside the UK which were included in UK sales in 1H 2014 were shipped directly from UTMD Ireland in 1H 2015.  In addition, intercompany sales of Sterishot kits to Australia which were included in 1H 2014 UK sales were shipped directly from UTMD Ireland in 1H 2015. UK direct domestic sales to end user facilities in the UK in 2Q 2015 were 6% lower in GBP terms, but 15% lower in USD terms because of the weaker GBP.  First half 2015 UK domestic sales were 10% lower in GBP terms, but were down 19% in USD terms.
UK subsidiary sales to Femcare’s U.S. distributor of the Filshie Clip System (which are included in the U.S. domestic sales category and are invoiced in USD) were up $60 (5% higher) in 2Q 2015, and up $330 (14% higher) in 1H 2015.

All sales by UTMD’s Australia subsidiary, Femcare Australia Pty Ltd, are domestic trade sales to end user facilities in Australia.  In 2Q 2015, Australia sales were essentially the same in AUD terms as in 2Q 2014, but because of the weaker AUD, were 17% lower in USD. For 1H 2015, Australia subsidiary sales were AUD 1,636 ($1,278) compared to AUD 1,677 ($1,537) in 1H 2014.

As a result of the FX rate changes, consolidated USD international sales were only 49% of total consolidated sales in 2Q 2015 compared to 51% in 2Q 2014, and 48% of 1H 2015 sales compared to 51% of 1H 2014 sales. International sales exported from the U.S. in fixed USD terms were 8% higher in 2Q 2015, and 12% higher in 1H 2015, compared to the same periods of 2014, while international sales by UTMD’s foreign subsidiaries converted USD were 9% lower in 2Q 2015, and 8% lower in 1H 2015, compared to the same periods of 2014.  Constant FX international sales by UTMD foreign subsidiaries in 2Q 2015 were up 4% rather than down 8%, and in 1H 2015 were up 3% rather than down 9%.

U.S. domestic sales, which include direct sales to U.S. clinical user facilities, sales of the Filshie Clip System to CooperSurgical, Inc. (CSI) and sales to U.S. OEM customers were $5,277 in 2Q 2015 (3% higher) compared to $5,142  in 2Q 2014, and $10,654 in 1H 2015 (7% higher) compared to $9,984 in 1H 2014.  Direct sales of devices to U.S. user facilities were up $42 (1% higher) in 2Q 2015 and up $157 (2% higher) in 1H 2015.  In addition to Filshie Clip System sales to CSI up $60 (5% higher) in 2Q 2015 and up $330 (14% higher) in 1H 2015, UTMD’s sales of components and finished devices to other U.S. companies for use in their products (OEM customers) were up $33 (6% higher) in 2Q 2015 and up $183 (18% higher) in 1H 2015.

The following table provides USD denominated sales divided into general product categories for total sales, and the subset of international sales:

Global revenues by product category:

	2Q 2015	2Q 2014	1H 2015	1H 2014
Obstetrics	$1,174	$1,134	$2,309	$2,303
Gynecology/ Electrosurgery/ Urology	5,758	6,282	11,712	12,403
Neonatal	1,680	1,538	3,213	2,810
Blood Pressure Monitoring and Accessories*	1,785	1,537	3,396	2,802
Total:	$10,397	$10,491	$20,630	$20,318

International revenues by product category:

	2Q 2015	2Q 2014	1H 2015	1H 2014
Obstetrics	$197	$156	$382	$324
Gynecology/ Electrosurgery/ Urology	3,325	3,952	6,736	7,848
Neonatal	565	403	1,020	705
Blood Pressure Monitoring and Accessories*	1,033	838	1,838	1,458
Total:	$5,120	$5,349	$9,976	$10,335
*includes molded components sold to OEM customers.

c)      Gross Profit

Gross profits (GP) result from subtracting the cost of manufacturing products (direct materials, direct labor and manufacturing overhead), or the purchase price of finished products which are resold, from revenues. At UTMD, manufacturing overhead costs fully absorb indirect costs including depreciation on manufacturing equipment and facilities, quality assurance, materials requirements planning and purchasing, manufacturing engineering, production supervision, shipping, royalties paid to other entities and health plan benefits for both direct and indirect manufacturing personnel.  UTMD’s GP margin (GPM) is GP as a percentage of revenues.  In 2Q 2015, GP were $6,099 (58.7% GPM) compared to $6,349 (60.5% GPM) in 2Q 2014. In 1H 2015, GP were $12,211 (59.2% GPM) compared to $12,399 (61.0% GPM) in1H 2014. With a stronger USD, the consolidated GPM is squeezed, assuming that unit prices to customers invoiced in foreign currencies are kept constant, because raw materials and finished devices sold to UTMD’s foreign subsidiaries in fixed USD increase the cost of goods sold by the foreign subsidiary. In addition, 2Q and 1H 2015 product mix was less favorable than in 2Q and 1H 2014. BPM kit sales to UTMD’s China distributor, at a low GPM, were 3.8% of total consolidated sales in 1H 2015 compared to none in 1H 2014.

d)      Operating Income (OP)

OP is the profit remaining after subtracting operating expenses from GP.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  UTMD’s OP margin (OPM) is its operating income divided by revenues.  OP in 2Q 2015 was $3,967 (38.2% OPM) compared to $4,062 (38.7% OPM) in 2Q 2014, and $7,844 (38.0% OPM) in 1H 2015 compared to $7,905 (38.9% OPM) in 1H 2014.  Even though GP were $250 and $188 lower in 2Q 2015 and 1H 2015 respectively, compared to the prior year’s same periods, OP were just $95 and $61 lower in 2Q 2015 and 1H 2015, respectively.

Consolidated 2Q 2015 operating expenses were $2,132 compared to $2,287 in 2Q 2014.  Operating expenses in 1H 2015 were $4,367 compared to $4,494 in 1H 2014.  For consolidating foreign subsidiary expenses, the lower 2015 FX rates were helpful. In constant FX, 2Q 2015 and 1H 2015 operating expenses of UTMD foreign subsidiaries in the aggregate would have been $127 and $242 higher, respectively.

Consolidated S&M expenses in 2Q 2015 were $552 (5.3% of sales) compared to $608 (5.8% of sales) in 2Q 2014.  Consolidated S&M expenses in 1H 2015 were $1,125 (5.5% of sales) compared to $1,150 (5.7% of sales) in 1H 2014.  S&M expenses in 2Q of both 2015 and 2014 included $70 in U.S. Medical Device Excise Tax (MDET). The MDET was $138 in 1H 2015 compared to $136 in 1H 2014.  The MDET, imposed as a component of the Patient Protection and Affordable Care Act (Obamacare), is levied as a 2.3% excise tax on domestic sales of medical devices.

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

R&D expenses were $140 (1.4% of sales) in 2Q 2015 compared to $115 (1.1% of sales) in 2Q 2014, and $296 (1.4% of sales) in 1H 2015 compared to $238 (1.2% of sales) in 1H 2014.

Consolidated G&A expenses in 2Q 2015 were $1,439 (13.8% of sales) compared to $1,564 (14.9% of sales) in 2Q 2014, and $2,946 (14.3% of sales) in 1H 2015 compared to $3,106 (15.3% of sales) in 1H 2014. The G&A expenses in 2Q 2015 included $618 (5.9% of sales) of non-cash expense from the amortization of identifiable intangible assets (IIA) resulting from the Femcare acquisition in 2011, which were $679 (6.5% of sales) in 2Q 2014. The $61 difference was due to FX rate conversion into USD since the IIA amortization expense in GBP was the same in both periods.  IIA amortization expense for 1H 2015 and 1H 2014 were $1,230 (6.0% of sales) and $1,347 (6.6% of sales), respectively, with the $117 lower 2015 expense again being due to FX rate differences.

G&A expenses also include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley and Dodd-Frank Acts, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $22 in 2Q 2015 compared to $18 in 2Q 2014, and $44 in 1H 2015 compared to $24 in 1H 2014.

Operating expense summary:

	2Q 2015	2Q 2014	1H 2015	1H 2014
S&M Expense	$552	$608	$1,125	$1,150
R&D Expense	140	115	296	238
G&A Expense	1,439	1,564	2,946	3,106
Total Operating Expenses:	$2,132	$2,287	$4,367	$4,494

e)     Non-operating expense (NOE)/ Non-operating income (NOI)

Net NOE includes 1) loan interest, 2) bank fees and 3) FX loss from remeasuring the USD value of EUR cash bank balances in the UK and GBP cash balances in Ireland, minus non-operating income from 1) rent of underutilized property, 2) investment income and 3) royalties received from licensing the Company’s technology.  Net NOE in 2Q 2015 was $43 compared to $132 in 2Q 2014, and $252 in 1H 2015 compared to $193 in 1H 2014. The 2Q 2015 lower Net NOE resulted from the lack of any interest on debt, which was $78 in 2Q 2014. For 1H 2015, the increase in Net NOE was due to recognizing $159 higher currency translation loss on remeasured foreign currency cash balances, less $100 lower interest expense on loans fully repaid in 1Q 2015.

f)     Income Before Tax (EBT)

EBT results from subtracting NOE from OP. 2Q 2015 consolidated EBT was $3,924 (37.7% of sales) compared to $3,930 (37.5% EBTM) in 2Q 2014.  2Q EBT was about the same in both 2015 and 2014 because $89 lower NOE almost offset the $95 lower OP.  1H 2015 consolidated EBT was $7,592 (36.8% of sales) compared to $7,712 (38.0% of sales) in 1H 2014. The $120 lower 1H 2015 EBT resulted from  $61 lower operating income coupled with a $159 greater foreign currency exchange (FX) loss on the remeasured value of EUR cash balances in the UK, less $100 lower interest expense.

The EBT of UTMD Ltd. (Ireland) was EUR 1,272 in 1H 2015 compared to EUR 223 in 1H 2014.  The EBT of Femcare Group Ltd (Femcare-Nikomed, Ltd., UK and Femcare Australia) was GBP 1,709 in 1H 2015 compared to GBP 2,239 in 1H 2014. The differences are due primarily to the fact that in 2014, Filshie Sterishot kits were purchased from third party vendors and shipped from Femcare-Nikomed in the UK to international customers, while in 2015 the kits are being manufactured by UTMD in-house in Ireland and shipped and invoiced to international customers directly from UTMD Ltd in Ireland.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2015 consolidated EBT excluding the remeasured bank balance currency loss and interest expense (“Non-GAAP adjusted consolidated EBITDA”) were $4,793 compared to $4,946 in 2Q 2014. The $153 lower non-GAAP adjusted consolidated EBITDA resulted primarily from $78 lower interest expense, plus $250 lower GP offset by $155 lower operating expenses and $61 lower IIA amortization expense emanating from the significant FX rate changes. Non-GAAP adjusted consolidated EBITDA in 1H 2015 were $9,491 compared to $9,659 in 1H 2014. The $168 lower non-GAAP EBITDA resulted from $100 lower interest expense plus the combination of the following differences emanating primarily from FX rate changes: 1) $188 lower GP offset by $127 lower operating expenses, 2) $117 lower USD-denominated IIA amortization expense, and 3) $158 higher loss from remeasured foreign currency bank balances.

g)     Net Income (NP)

NP is EBT minus a provision for income taxes.  Despite the negative impact of FX rates on sales, GP and the remeasured value of foreign currency bank balances, UTMD achieved higher NP in 2Q 2015 ($2,918) than in 2Q 2014 ($2,834).  Similarly, NP in 1H 2015 ($5,586) was slightly higher than the NP in 1H 2014 ($5,556).  In addition to factors described in EBT, this was due to a lower average income tax provision rate. The average consolidated income tax provisions (as a % of EBT) in 2Q 2015 and 1H 2015 were 25.6% and 26.4%, respectively, compared to 27.9% and 28.0% in 2Q 2014 and 1H 2014 respectively.

The combined income tax provision rate was lower in 2Q and 1H 2015 compared to 2Q and 1H 2014 because of a reduced corporate income tax rate in the UK, and because UTMD Ltd (Ireland), taxed at the lowest rate of all sovereignties, had a larger share of total EBT in 2Q and 1H 2015 compared to those periods of 2014.

UTMD’s combined state and federal income tax provision rate in the U.S. after all allowable deductions was 33.4% in 2Q 2015 compared to 34.5% in 2Q 2014, and 33.8% in 1H 2015 compared to 34.2% in 1H 2014.  The corporate income tax rate in the UK was 20% in 2Q 2015 compared to 21% in 2Q 2014, and 21% in 1Q 2015 compared to 23% in 1Q 2014. The income tax rate in Australia remained 30% in both years’ periods. The UTMD Ltd (Ireland) tax rate on export profits remains 12.5%.  A number of factors, such as the mix of EBT from subsidiaries with differing income tax rates and the amount of U.S. deductions such as the R&D tax credit, result in period to period tax provision fluctuations. UTMD’s income tax provision is trued-up each quarter for cumulative year-to-date estimated income tax liability.

NP divided by revenues is UTMD’s Net Income margin (NPM).  The NPM was 28.1% and 27.1% in 2Q 2015 and 1H 2015 respectively. The NPM for 2Q 2014 and 1H 2014 was 27.0% and 27.4% respectively.

h)     Earnings Per Share (EPS)

EPS are consolidated NP divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e. have exercise prices below the applicable period’s weighted average stock market value).  Diluted EPS were $0.773 in 2Q 2015 compared to $0.751 in 2Q 2014, and $1.480 in 1H 2015 compared to $1.470 in 1H 2014. EPS were up as a result of higher NP divided by slightly fewer diluted shares. EPS benefited from the open market purchase of 4,000 shares during 2Q 2015.  EPS for the most recent twelve months were $3.02.

The weighted average number of diluted shares outstanding used to calculate 2Q 2015 EPS declined to 3,773,431 from 3,774,680 in 2Q 2014.  The number of shares added as a dilution factor in 2Q 2015 was 18,521 compared to 24,557 in 2Q 2014.  Increases and decreases in UTMD’s stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period.
Diluted shares outstanding used to calculate 1H 2015 EPS declined to 3,774,964 from 3,778,395 in 1H 2014.  The number of shares added as a dilution factor in 1H 2015 was 22,359 compared to 28,487 in 1H 2014.

Actual outstanding shares at the end of 2Q 2015 were 3,757,200 which included 2Q 2015 employee and outside director option exercises of 13,632 shares.  The number of shares used for calculating earnings per share was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at June 30, 2015 was 67,719 shares at an average exercise price of $38.75/ share, including shares awarded but not vested. This compares to 108,080 unexercised option shares outstanding at June 30, 2014 at an average exercise price of $35.68/ share.  No option shares have been awarded to date in 2015.

UTMD repurchased 4,000 of its shares in the open market during 2Q 2015 at an average cost, including commissions and fees, of $53.87 per share ($215 total). Since no shares were repurchased in 1Q 2015, this is also the amount for 1H 2015. The Company repurchased 17,344 shares in 2Q 2014 at an average cost of $47.18 per share ($818 total).  Since no shares were repurchased in 1Q 2014, this is also the amount for 1H 2014. UTMD retains its program for repurchasing shares when they seem undervalued.

i)     Return on Equity (ROE)

ROE is the NP retained by UTMD to internally finance its growth, divided by the average accumulated shareholders’ equity for the applicable time period.  Annualized ROE in 1H 2015 (before payment of dividends to shareholders) was 17% compared to 18% in 1H 2014.  The lower ROE in 1H 2015, in spite of higher NP, was due to 6% growth in average 1H 2015 shareholders’ equity compared to 1H 2014. Targeting a high ROE over 20% remains a key financial objective for UTMD management.  ROE can be increased by effectively deploying capital to increase NP, or by reducing shareholders’ equity by paying cash dividends to shareholders or particularly by repurchasing shares.

Liquidity and Capital Resources

j)     Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $5,733 in 1H 2015 compared to $5,760 in 1H 2014. The most significant change in the two periods was a $729 use of cash for lower accrued expenses, partially offset by a $690 benefit to cash from lower inventories.  There was also a $188 benefit to cash from a lower increase in accounts receivable in 1H 2015 compared to 1H 2014.

The Company’s reduction of its bank loan principal balances was the most significant use of cash in both periods. UTMD repaid the remaining $4,778 principal balance as of December 31, 2014 in 1Q 2015, compared to $2,035 principal repaid during 1H 2014. UTMD made cash dividend payments to shareholders of $957 in 1H 2015 compared to $938 in 1H 2014, a 2% increase in dividends.

Capital expenditures for property and equipment (PP&E) were $109 in 1H 2015 compared to $836 in 1H 2014. UTMD paid $550 in 1H 2014 in completing its new distribution facility in Castle Hill NSW Australia.  Depreciation of PP&E was $301 in 1H 2015 compared to $311 in 1H 2014.  Except for the possibility of a facility purchase in the UK or an acquisition, planned capital expenditures during 2015 are expected to remain less than depreciation of PP&E. The Company continues to keep its facilities, equipment and tooling in good working order.

During 1H 2015, UTMD received a net of $203 and issued 12,825 shares of its stock upon the exercise of employee and director stock options.  The shares issued were net of 5,794 shares retired upon optionees trading those shares in payment of the stock option exercise price and related taxes.  Option exercises in 1H 2015 were at an average price of $28.36 per share.  In comparison, in 1H 2014, the Company received $271 from issuing 16,412 shares of stock on the exercise of employee and director stock options, net of 5,049 shares retired upon optionees trading shares in payment of the stock option exercise price.

UTMD repurchased and retired 4,000 of its own shares during 1H 2015 at a cost of $215, compared to 17,344 shares repurchased in 1H 2014 at a cost of $818.

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

k)     Assets and Liabilities

June 30, 2015 total consolidated USD assets were $1,146 lower than at December 31, 2014.  The decrease was due to a $958 decrease in intangible assets from $1,259 1H 2015 period amortization offset by a stronger GBP converting the remaining UK balance into USD. UK subsidiary GBP-denominated assets were translated into USD at an FX rate 0.9% higher (stronger GBP) than the rate at the end of 2014. Other changes were a $910 increase in accounts and other receivables, $490 lower net PP&E book value from $192 in depreciation less new purchases, and a weaker EUR and AUD in UTMD Ltd (Ireland) and Femcare (Australia) where UTMD owns its facilities. UTMD’s Ireland subsidiary EUR-denominated assets were translated into USD at an FX rate 7.9% lower (weaker EUR) than the rate at the end of 2014. UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 5.9% lower (weaker AUD) than the rate at the end of 2014.  The $910 increase in accounts and other receivables remain well within management’s aging targets.  Consolidated inventories declined $399, getting back to management’s targets after hedging for the start-up of manufacturing Sterishot II in Ireland.  The principal balance of the JPMorgan Chase loans associated with the Femcare acquisition is now zero.

Working capital (current assets minus current liabilities) increased 19% to $24,643 at June 30, 2015, compared to $20,704 at December 31, 2014.  Current liabilities decreased $3,638 due to elimination of the $3,894 current portion of notes payable as of December 31, 2014. Accrued liabilities increased $253 due to the 2Q 2015 quarterly dividend payment to shareholders accrued but not paid until after June 30, whereas the 4Q 2014 dividend was paid before the end of December 2014.  UTMD management believes that its working capital remains sufficient to meet normal operating needs and projected cash dividend payments to shareholders.

At June 30, 2015 and December 31, 2014, net intangible assets including goodwill were 53% of total assets.

UTMD eliminated all of its remaining bank debt in February, 2015. The principal balance of bank debt at December 31, 2014 was 1) $1,750 to JP Morgan Chase in the U.S., of which $350 was long term debt, and 2) $3,117 (2,000 GBP) to JP Morgan Chase in the U.K., of which $2,494 (1,600 GBP) was long term debt. The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $5,370 at June 30, 2015 compared to $5,581 at December 31, 2014.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare identifiable intangible assets. UTMD’s total debt ratio (total liabilities/ total assets) as of June 30, 2015 declined to 15% compared to 20% as of December 31, 2014.

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

Despite the much larger than anticipated negative impact of FX rates on 1H 2015 sales and gross profits, operating performance in the first half of the 2015 year was on track to meet UTMD’s previously stated financial objectives for the year.  However, continued strengthening of the USD relative to the GBP, EUR and AUD in 2H 2015 would likely put that in jeopardy for the year as a whole.

UTMD is now well-positioned financially for completing an acquisition that could significantly contribute to its future performance without diluting shareholder interest.  Although some interesting opportunities were pursued in 1H 2015, it has become even more clear that UTMD needs to remain very patient and focused in order to meet its shareholder return criteria after operational consolidation with another entity, particularly if the target comes in an auction situation.  Despite the very real and increasing burdens that make selling attractive to some business owners, valuations remain very high.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8966, .8258 and .7305 EUR per USD as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.  Exchange rates were .6359, .6416 and .5847 GBP per USD as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively.  Exchange rates were 1.2986, 1.2223 and 1.0609 AUD per USD on June 30, 2015, December 31, 2014 and June 30, 2014, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 2Q 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
4/01/15 – 4/30/15	2,000	$54.05	2,000
5/01/15 – 5/31/15	2,000	$53.68	2,000
6/01/15 – 6/30/15	-	-	-
Total	4,000	$53.87	4,000

(1)
In 2Q 2015 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992.  Since 1993 through 2Q 2015, the Company has repurchased 6.8 million shares at an average cost of $12.67 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.5 million of its shares at an average price of $11.82 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company’s employees and directors have exercised and purchased 1.9 million option shares at an average price of $10.97 per share.  All options were awarded at the market value of the stock on the date of the award.

The frequency of UTMD’s open market share repurchases depends on the availability of sellers and the price of the stock.  The board of directors has not established an expiration date or a maximum dollar or share limit for UTMD’s continuing and long term consistent pattern of open market share repurchases.

The purpose of UTMD’s ongoing share repurchases is to maximize the value of the Company per share for its continuing shareholders, and maximize its return on shareholder equity by employing excess cash generated by effectively managing its business. Although UTMD has repurchased approximately 70% of its shares that were outstanding 22 years ago, it does not intend to repurchase shares that would result in terminating its Nasdaq Global Market listing.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/7/15	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/7/15	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer