Form 10-Q
period 2015-09-30
UTAH MEDICAL PRODUCTS INC
filed 2015-11-06
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2015	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87‑0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:	(801) 566‑1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 5, 2015: 3,750,300.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2015 AND DECEMBER 31, 2014
(in thousands)

	(unaudited)	(audited)
ASSETS	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Current assets:
Cash	$21,622	$19,274
Investments, available-for-sale	53	58
Accounts & other receivables, net	5,493	4,703
Inventories	4,449	4,872
Other current assets	689	768
Total current assets	32,306	29,675
Property and equipment, net	7,568	8,236
Goodwill	14,904	15,145
Other intangible assets	38,594	39,675
Other intangible assets - accumulated amortization	(13,217)	(11,655)
Other intangible assets, net	25,377	28,020
Total assets	$80,155	$81,076

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$922	$929
Accrued expenses	4,819	4,148
Current portion of notes payable	-	3,894
Total current liabilities	5,741	8,971
Notes payable	-	973
Deferred tax liability - intangible assets	5,039	5,581
Deferred income taxes	1,022	995
Total liabilities	11,802	16,520

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - September 30, 2015, 3,750 shares and December 31, 2014, 3,748 shares	37	37
Accumulated other comprehensive income (loss)	(4,948)	(3,234)
Additional paid-in capital	2,639	2,890
Retained earnings	70,625	64,863
Total stockholders' equity	68,353	64,556

Total liabilities and stockholders' equity	$80,155	$81,076

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014
(in thousands, except per share amounts - unaudited)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Sales, net	$9,945	$10,717	$30,575	$31,035

Cost of goods sold	3,866	4,521	12,285	12,440

Gross profit	6,079	6,196	18,290	18,595

Operating expense

Selling, general and administrative	1,969	2,079	6,039	6,336
Research & development	110	115	406	352

Total operating expense	2,079	2,194	6,445	6,688

Operating income	4,000	4,002	11,845	11,907

Other income (expense)	127	(107)	(126)	(300)

Income before provision for income taxes	4,127	3,895	11,719	11,607

Provision for income taxes	1,080	1,073	3,086	3,229

Net income	$3,047	$2,822	$8,633	$8,378

Earnings per common share (basic)	$0.81	$0.75	$2.30	$2.24

Earnings per common share (diluted)	$0.81	$0.75	$2.29	$2.22

Shares outstanding - basic	3,753	3,741	3,753	3,747

Shares outstanding - diluted	3,768	3,764	3,772	3,774
Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$(1,536)	$(2,569)	$(1,711)	$(1,459)
Unrealized gain (loss) on investments net of taxes of ($2), $2, ($2) and $0	(4)	3	(3)	(0)
Total comprehensive income	$1,507	$256	$6,919	$6,919

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014
(in thousands - unaudited)

	SEPTEMBER 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,633	$8,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	461	474
Amortization	1,898	2,064
(Gain) loss on investments	-	-
Provision for (recovery of) losses on accounts receivable	(9)	(26)
(Gain) loss on disposal of assets	1	4
Deferred income taxes	(359)	(414)
Stock-based compensation expense	66	49
Changes in operating assets and liabilities:
Accounts receivable - trade	(791)	(291)
Accrued interest and other receivables	(83)	(50)
Inventories	151	(99)
Prepaid expenses and other current assets	76	22
Accounts payable	31	258
Accrued expenses	(180)	489
Total adjustments	1,262	2,480
Net cash provided by operating activities	9,895	10,858

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(151)	(953)
Intangible assets	(55)	-
Net cash (used in) provided by investing activities	(206)	(953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	298	361
Common stock purchased and retired	(683)	(1,017)
Payment of taxes for exchange of stock options	(42)	-
Tax benefit attributable to exercise of stock options	110	139
Repayments of notes payable	(4,778)	(3,052)
Payment of dividends	(1,914)	(1,874)
Net cash (used in) provided by financing activities	(7,009)	(5,443)

Effect of exchange rate changes on cash	(332)	(609)

NET INCREASE IN CASH	2,348	3,853

CASH AT BEGINNING OF PERIOD	19,274	14,395

CASH AT END OF PERIOD	$21,622	$18,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$4,030	$2,492
Cash paid during the period for interest	65	239

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)    The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10‑K for the year ended December 31, 2014.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. Currency amounts are in thousands except per-share amounts and where noted.

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

(3)    Inventories at September 30, 2015 and December 31, 2014 consisted of the following:
	September 30,	December 31,
	2015	2014
Finished goods	$1,424	$1,847
Work‑in‑process	1,212	1,103
Raw materials	1,813	1,922
Total	$4,449	$4,872

(4)    Stock-Based Compensation. At September 30, 2015, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification ("ASC") 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2015 and 2014, the Company recognized $22 and $25, respectively, in stock based compensation cost.  In the nine months ended September 30, 2015 and 2014, the Company recognized $66 and $49, respectively, in stock based compensation cost.

(5)    Notes Payable.  In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. and  a $12,934 loan from JP Morgan Chase, London Branch to help finance UTMD's purchase of Femcare.  The notes were fully paid off in February 2015.

(6)    Warranty Reserve.   The Company's published warranty is: "UTMD warrants its products to conform in all material respects to all published product specifications in effect on the date of shipment, and to be free from defects in material and workmanship for a period of thirty (30) days for supplies, or twenty-four (24) months for equipment, from date of shipment.  During the warranty period UTMD shall, at its option, replace any products shown to UTMD's reasonable satisfaction to be defective at no expense to the Purchaser or refund the purchase price."
UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2014 or September 30, 2015.

(7)    Investments.  Changes in the unrealized holding gain/loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:
	3Q 2015	3Q 2014
Balance, beginning of period	$10	$5
Realized loss from securities included in beginning balance	-	-
Gross unrealized holding gains (losses), in equity securities	(6)	5
Deferred income taxes on unrealized holding (gain)loss	3	(2)
Balance, end of period	$7	$8

(8)    Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of September 30, 2015:

		Fair Value Measurements Using
Description	Total Fair Value at 9/30/2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$53	$53	$0	$0

(9)    Subsequent Events. UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

UTMD manufactures and markets a well-established range of specialty medical devices.  The Company's Form 10-K Annual Report for the year ended December 31, 2014 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per-share amounts or where otherwise noted. Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; and EUR = Euros.

Analysis of Results of Operations

a)  Overview

In the first nine months (9M) of 2015, UTMD met its profit objectives despite continued foreign currency exchange (FX) rate headwinds which reduced total consolidated sales by 4%.  About one-third of UTMD's sales are invoiced in GBP, EUR or AUD foreign currencies, which were down 12.6% in the aggregate on a transaction weighted-average basis.  The average rates from the applicable foreign currency to USD during third quarter (3Q) and 9M 2015 compared to the same periods of 2014 follow:

	3Q 2015	3Q 2014	change	9M 2015	9M 2014	change
GBP	1.547	1.669	(7.3%)	1.530	1.669	(8.3%)
EUR	1.121	1.310	(14.4%)	1.105	1.356	(18.5%)
AUD	0.723	0.926	(21.9%)	0.760	0.920	(17.3%)
Sales Weighted Average:			(12.5%)			(12.6%)

Contrary to what happened in 2014, improved domestic sales in 2015 have offset lower international revenues.  Profit margins remained strong compared to the previous year, even though the stronger USD also put pressure on profit margins as a result of shared overhead costs of foreign subsidiaries with the U.S. (in USD) and  raw materials  and finished devices purchased from the U.S. (in USD) by the foreign subsidiaries. UTMD profit margins in 3Q 2015 and 9M 2015 compared to 3Q 2014 and 9M 2014 follow:
	3Q 2015	3Q 2014	9M 2015	9M 2014
Gross Profit Margin (gross profit/ sales):	61.1%	57.8%	59.8%	59.9%
Operating Income Margin (operating profit/ sales):	40.2%	37.3%	38.7%	38.4%
EBT Margin (profit before income taxes/ sales):	41.5%	36.3%	38.3%	37.4%
Net Income Margin (profit after taxes/ sales):	30.6%	26.3%	28.2%	27.0%

Income statement results in 3Q and 9M 2015 compared to the same periods of 2014 follow:
	3Q 2015	3Q 2014	change	9M 2015	9M 2014	change
Net Sales	$9,945	$10,717	(7.2%)	$30,575	$31,035	(1.5%)
Gross Profit	6,079	6,196	(1.9%)	18,290	18,595	(1.6%)
Operating Income	4,000	4,002	-	11,845	11,907	(0.5%)
Income Before Tax	4,127	3,895	+5.9%	11,719	11,607	+1.0%
Net Income	3,047	2,822	+8.0%	8,633	8,378	+3.0%
Earnings per Diluted Share	.809	.750	+7.9%	2.289	2.220	+3.1%

Total GAAP consolidated sales in 3Q 2015 were $772 lower (7%) than in 3Q 2014, and in 9M 2015 were $460 lower (1%) than in 9M 2014.  Using the same FX rates in 2015 as existed during the same periods in 2014 ("constant FX"), 3Q 2015 consolidated sales were $358 lower (3%) than in 3Q 2014, and in 9M 2015 were $826 higher (+3%) than in 9M 2014.  Of course, all of the negative FX impact only affected international sales which resulted in an international share of total consolidated sales of 50% in 3Q 2015 compared to 55% in 3Q 2014, and 49% in 9M 2015 compared to 52% in 9M 2014.  International sales in 9M 2015 were $1,308 lower (8%) than in 9M 2014, but in constant FX almost the same.  International sales in 3Q 2015 were $950 lower (16%) than in 3Q 2014. Constant FX 3Q 2015 international sales were $535 lower (9%) compared to 3Q 2014. The lower 3Q 2015 constant FX sales were due to a fluctuation in international distributor order patterns.  Domestic sales in 3Q 2015 were $178 higher (+4%) compared to 3Q 2014.  Domestic sales in 9M 2015 were $848 higher (+6%) compared to 9M 2014.

The higher 3Q 2015 Gross Profit Margin (GPM) was the combined result of a more favorable product mix, as 3Q 2015 sales of low margin blood pressure monitoring (BPM) kits to international distributors were $447 lower than in 3Q 2014, and distribution mix, as domestic sales to end users were higher while international sales to distributors at wholesale prices were lower. For 9M 2015 compared to 9M 2014, better absorption of manufacturing overheads in Utah and Ireland due to higher production activity offset the negative FX impacts on gross profits in Ireland, the UK and Australia.

UTMD's higher operating income margins (OPMs) in 2015 resulted from the FX-induced lower foreign subsidiary operating expenses combined with, in the case of 3Q 2015, a significantly higher GPM. The combination of higher OPMs with lower sales yielded Operating Income in both 3Q 2015 and 9M 2015 about the same as in the same periods in 2014.

With Operating Income about the same, Income Before Tax (EBT) in both 3Q 2015 and 9M 2015 improved compared to the same periods in 2014 as a result of changes in non-operating expense/ income. The changes compared to the prior year were comprised of the elimination of interest expense, a gain in remeasured foreign currency bank balances instead of a loss, and a net increase in income from miscellaneous items including royalties, interest earned and rent from underutilized property, less bank fees.

Net Income increased 8% in 3Q 2015 and 3% in 9M 2015 compared to the same periods in 2014 as a result of the higher EBT combined with lower income tax provision rates.  The consolidated average income tax provision rate was 26.2% of EBT in 3Q 2015 compared to 27.6% in 3Q 2014, and 26.3% in 9M 2015 compared to 27.8% in 9M 2014.  As of April 1, 2015, the UK corporate income tax rate was reduced to 20% from 21%.  A shift of EBT proportion toward Ireland, the lowest tax rate sovereignty, accounted for the remainder of the one and half percentage point reduction in consolidated income tax provision rate.

Earnings Per Share (EPS) in 3Q 2015 increased 5.9 cents (8%) compared to 3Q 2014 as a result of the 8% increase in net income, despite 7% lower revenues. For 9M 2015, EPS increased 6.9 cents (3%) compared to 9M 2014 due to the 3% increase in net income. Diluted shares used to calculate EPS were 3,768,100 in 3Q 2015 compared to 3,764,000 in 3Q 2014.  Diluted shares were 3,771,900 in 9M 2015 compared to 3,774,000 in 9M 2014. The fluctuations in diluted shares outstanding are primarily due to the timing and volume of option exercises versus share repurchases.

During 9M 2015, the liquidity of UTMD's Balance Sheet improved. Working Capital increased to $26,565 at September 30, 2015 (Current Ratio 5.6) from $20,704 at December 31, 2014 (Current Ratio 3.3).  Total liabilities declined $4,718 and Shareholders' Equity increased $3,797 after paying $1,914 in cash dividends.  Total Assets were $921 lower primarily because of the lower FX rates for foreign subsidiary assets, but also because depreciation of fixed assets exceeded capital expenditures for new equipment by $310.  UTMD's FX rates for balance sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 9M 2015 and the end of 2014 follow:
	Sep 30, 2015	Dec 31, 2014	change
GBP	1.511	1.559	(3.0%)
EUR	1.116	1.211	(7.8%)
AUD	0.702	0.818	(14.2%)

In addition to the FX impact on foreign subsidiary assets and liabilities, the changes in UTMD's Balance Sheet at September 30, 2015 from December 31, 2014 resulted from continued excellent cash generation, allowing eliminating the remaining principal balances of loans obtained in 2011 to help finance the Femcare acquisition.

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

Terms of sale are established in advance of UTMD's acceptance of customer orders.  In the U.S., Ireland, UK and Australia, UTMD generally accepts orders directly from and ships directly to end user clinical facilities, as well as third party med/surg distributors, under UTMD's Standard Terms and Conditions (T&C) of Sale. About 14% of UTMD's domestic end user sales go through third party med/surg distributors which contract separately with U.S. clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD's T&C of Sale are substantially the same in the U.S., Ireland, UK and Australia.

UTMD may have separate discounted pricing agreements with a clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made.  For existing customers, past actual shipment volumes determine the fixed price by part number for the next agreement period of one or two years.  For new customers, the customer's best estimate of volume is accepted by UTMD for determining the ensuing fixed prices for the agreement period.  New customers typically have one-year agreements. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD's disclosure above that the selling price is fixed prior to the acceptance of a specific customer order.

Total GAAP consolidated sales in 3Q 2015 were $772 lower than in 3Q 2014, and $460 lower in 9M 2015 than in 9M 2014. The negative impact of FX changes on consolidated sales in 3Q 2015 was $414, and in 9M 2015 was $1,286.  In other words, non-GAAP constant FX consolidated sales were down 3% in 3Q 2015 compared to 3Q 2014, and up 3% in 9M 2015 compared to 9M 2014.

An easy way to think about the FX impact on consolidated UTMD sales follows: About one-third of UTMD sales are in currencies other than the USD (two-thirds of international sales).  If the USD is 12% stronger for the applicable period(s) as a weighted average for all foreign currencies combined, then the impact is about a 4% decrease in consolidated USD GAAP sales (one-third of 12%). This is essentially what happened both in 3Q 2015 and in 9M 2015.

U.S. domestic sales (obviously in constant USD currency) were 4% higher in 3Q 2015 compared to 3Q 2014, and 6% higher in 9M 2015 than in 9M 2014.  Sales of Femcare's Filshie Clip System devices to CooperSurgical Inc. (CSI) for distribution in the U.S. were 11% higher in 3Q 2015 compared to 3Q 2014, and 13% higher in 9M 2015 than in 9M 2014.  Filshie Clip System sales to CSI were 16% of total domestic sales in 3Q 2015 compared to 15% in 3Q 2014, and 23% in 9M 2015 compared to 21% in 9M 2014.  Direct sales of UTMD devices to medical facilities were 1% higher in 3Q 2015 compared to 3Q 2014, and 2% higher in 9M 2015 compared to 9M 2014. U.S. domestic OEM sales were 11% higher in 3Q 2015 compared to 3Q 2014, and 15% higher in 9M 2015 compared to 9M 2014.

International GAAP sales were 16% lower in 3Q 2015 than in 3Q 2014. Constant currency international sales were 9% lower in 3Q 2015 than in 3Q 2014. The lower 3Q sales were due both to the unfavorable FX rates noted above and to less favorable 3Q 2015 economic conditions internationally, including an uneven order pattern of two large distributors of BPM kits, which combined for $349 lower purchases in constant currency terms. International GAAP sales were 8% lower in 9M 2015 than in 9M 2014, but they were the same in constant currency in 9M 2015 and 9M 2014.

Trade sales by UTMD's UK subsidiary, Femcare-Nikomed Ltd, were 28% of total international sales in 3Q 2015 compared to 42% in 3Q 2014, and 30% in 9M 2015 compared to 44% in 9M 2014. Trade sales of Sterishot kits to international customers outside the UK which were included in UK subsidiary sales in 9M 2014 were shipped directly from UTMD's Ireland subsidiary in 9M 2015.  In addition, intercompany sales of Sterishot kits to UTMD's Australia distribution subsidiary which were included in 9M 2014 UK sales were shipped directly from UTMD Ireland in 9M 2015. Total UK subsidiary sales were GBP 1,447 in 3Q 2015 compared to GBP 2,159 in 3Q 2014, and GBP 5,314 in 9M 2015 compared to GBP 6,870 in 9M 2014.

Ireland subsidiary trade sales were 30% of total international sales in 3Q 2015 compared to 22% in 3Q 2014, and 28% in 9M 2015 compared to 17% in 9M 2014. The transfer of Sterishot manufacturing to Ireland increased Ireland's share of international sales as it decreased UK's share. Ireland shipments, including trade sales to international third parties as well as intercompany sales, were EUR 1,487 in 3Q 2015 compared to EUR 1,122 in 3Q 2014, and EUR 4,757 in 9M 2015 compared to EUR 2,264 in 9M 2014.

Sales by UTMD's Australia subsidiary, Femcare Australia Pty Ltd, were 13% of total international sales in 3Q 2015 compared to 14% in 3Q 2014, and 13% in 9M 2015 compared to 15% in 9M 2014. All sales by the Australia subsidiary are domestic trade sales to end user facilities in Australia. In 3Q 2015, Australia subsidiary sales were AUD 898 compared to AUD 928 in 3Q 2014, and AUD 2,534 in 9M 2015 compared to AUD 2,605 in 9M 2014.

International trade sales exported from the U.S. invoiced in USD were 29% of total international sales in 3Q 2015 compared to 21% in 3Q 2014, and 29% in 9M 2015 compared to 24% in 9M 2014.  Total U.S. international sales including intercompany sales were $1,579 in 3Q 2015 compared to $1,382 in 3Q 2014, and $4,847 in 9M 2015 compared to $4,309 in 9M 2014.

For global GAAP sales (not constant FX) in general product categories, 3Q 2015 blood pressure monitoring device/ components (BPM) sales were down 15%, neonatal device sales were the same, gynecology/ electrosurgery device sales were down 7% and obstetrics device sales were down 5% compared to 3Q 2014.  For 9M 2015 compared to 9M 2014, BPM sales were up 6%, neonatal device sales were up 9%, gynecology/ electrosurgery device sales were down 6% and obstetrics device sales were down 1%.

The following table provides USD denominated sales divided into general product categories for total sales, and the subset of international sales:

Global GAAP revenues by product category:

	3Q 2015	3Q 2014	9M 2015	9M 2014
Obstetrics	$1,147	$1,205	$3,455	$3,508
Gynecology/ Electrosurgery/ Urology	5,558	5,978	17,269	18,381
Neonatal	1,584	1,582	4,798	4,392
Blood Pressure Monitoring and Accessories*	1,656	1,952	5,053	4,754
Total:	$9,945	$10,717	$30,575	$31,035

International revenues by product category:

	3Q 2015	3Q 2014	9M 2015	9M 2014
Obstetrics	$147	$164	$528	$488
Gynecology/ Electrosurgery/ Urology	3,564	4,188	10,301	12,036
Neonatal	471	376	1,492	1,081
Blood Pressure Monitoring and Accessories*	796	1,200	2,634	2,658
Total:	$4,978	$5,928	$14,955	$16,263
*includes molded components sold to OEM customers.

c)  Gross Profit
Gross Profit (GP) results from subtracting the cost of manufacturing products (direct materials, direct labor and manufacturing overhead), or the purchase price of finished products which are resold, from revenues. At UTMD, manufacturing overhead costs fully absorb indirect costs including depreciation on manufacturing equipment and facilities, quality assurance, materials requirements planning and purchasing, manufacturing engineering, production supervision, shipping, royalties paid to other entities and health plan benefits for both direct and indirect manufacturing personnel. UTMD's GP margin (GPM) is GP as a percentage of revenues. In 3Q 2015, GP was $6,079 (61.1% GPM) compared to $6,196 (57.8% GPM) in 3Q 2014. In 9M 2015, GP was $18,290 (59.8% GPM) compared to $18,595 (59.9% GPM) in 9M 2014. The higher GPM in 3Q 2015 was the combined result of a more favorable product mix, as 3Q 2015 sales of low margin blood pressure monitoring (BPM) kits to international distributors were $441 lower than in 3Q 2014, and distribution mix, as domestic sales to end users were higher while international sales to distributors at wholesale prices were lower. UTMD Ltd (Ireland subsidiary) had a full quarter of manufacturing and directly shipping Filshie Sterishot kits to international users, in addition to intercompany sales to UTMD's UK and Australia subsidiaries, compared to 3Q 2014 when the Ireland in-house manufacturing of Sterishot had just begun. In the U.S., self-insured employee health plan costs were $95 lower than in 3Q 2014.  This one-time savings equates to one full percentage point in the 3Q 2015 consolidated GPM. For 9M 2015 compared to 9M 2014, better absorption of manufacturing overheads in Utah and Ireland due to higher production activity almost offset the negative FX impact on GP in Ireland, the UK and Australia.

d)  Operating Income

Operating Income (OP) is the profit remaining after subtracting operating expenses from GP.  Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  UTMD's OP margin (OPM) is its operating income divided by revenues.  OP in 3Q 2015 was $4,000 (40.2% OPM) compared to $4,002 (37.3% OPM) in 3Q 2014, and $11,845 (38.7% OPM) in 9M 2015 compared to $11,907 (38.4% OPM) in 9M 2014.  Compared to the prior year's same periods, even though GP were $117 and $304 lower in 3Q 2015 and 9M 2015 respectively, because operating expenses were $115 and $242 lower in 3Q 2015 and 9M 2015, OP were about the same,  just $2 and $62 lower in 3Q 2015 and 9M 2015 compared to 3Q 2014 and 9M 2014, respectively.

Consolidated 3Q 2015 operating expenses were $2,079 (20.9% of sales) compared to $2,194 (20.5% of sales) in 3Q 2014.  Operating expenses in 9M 2015 were $6,445 (21.1% of sales) compared to $6,688 (21.5% of sales) in 9M 2014.  When consolidating foreign subsidiary operating expenses, the lower 2015 FX rates were helpful. In constant FX, 3Q 2015 and 9M 2015 operating expenses of UTMD foreign subsidiaries in the aggregate would have been $103 and $346 higher, respectively.

Consolidated S&M expenses in 3Q 2015 were $533 (5.4% of sales) compared to $524 (4.9% of sales) in 3Q 2014.  Consolidated S&M expenses in 9M 2015 were $1,658 (5.4% of sales) compared to $1,674 (5.4% of sales) in 9M 2014.  S&M expenses in 3Q 2015 included $74 in U.S. Medical Device Excise Tax (MDET) compared to $73 in 3Q 2014. The MDET was $212 in 9M 2015 compared to $209 in 9M 2014.  The MDET, imposed as a component of the Patient Protection and Affordable Care Act (Obamacare), is levied as a 2.3% excise tax on domestic sales of medical devices.

S&M expenses include all customer support costs including training. In general, training is not required for UTMD's devices since they are well-established and have been clinically widely used. Written "Instructions For Use" are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have agreements in the U.S. and UK under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

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

R&D expenses were $110 (1.1% of sales) in 3Q 2015 compared to $114 (1.1% of sales) in 3Q 2014, and $406 (1.3% of sales) in 9M 2015 compared to $352 (1.1% of sales) in 9M 2014.

Consolidated G&A expenses in 3Q 2015 were $1,436 (14.4% of sales) compared to $1,555 (14.5% of sales) in 3Q 2014, and $4,381 (14.3% of sales) in 9M 2015 compared to $4,661 (15.0% of sales) in 9M 2014. The G&A expenses in 3Q 2015 included $625 (6.3% of sales) of non-cash expense from the amortization of identifiable intangible assets (IIA) resulting from the Femcare acquisition in 2011, which were $674 (6.3% of sales) in 3Q 2014. The $49 difference was due to FX rate conversion into USD since the GBP 404 IIA amortization expense was the same in both periods.  IIA amortization expense for 9M 2015 and 9M 2014 were $1,854 (6.1% of sales) and $2,021 (6.5% of sales), respectively, with the difference in USD again being due to FX rate differences.

G&A expenses also include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley and Dodd-Frank Acts, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $22 in 3Q 2015 compared to $25 in 3Q 2014, and $66 in 9M 2015 compared to $49 in 9M 2014.

Operating expense summary:

	3Q 2015	3Q 2014	9M 2015	9M 2014
S&M Expense	$533	$524	$1,658	$1,674
R&D Expense	110	115	406	352
G&A Expense	1,436	1,555	4,382	4,662
Total Operating Expenses:	$2,079	$2,194	$6,446	$6,688

e)  Non-operating expense (NOE)/ Non-operating income (NOI)

Net NOE includes 1) loan interest, 2) bank fees and 3) FX loss from remeasuring the USD value of EUR cash bank balances in the UK and GBP cash balances in Ireland, minus non-operating income from 1) rent of underutilized property, 2) investment income and 3) royalties received from licensing the Company's technology.  Net NOI is the converse of the above.  In 3Q 2015, net NOI was $127 compared to net NOE of $107 in 3Q 2014. The $234 lower net NOE between 3Q 2015 and 3Q 2014 was due to 1) a $91 gain in remeasured foreign currency bank balances compared to a $66 loss in 3Q 2014, both primarily on EUR held in the UK; 2) the lack of any interest on debt in 3Q 2015, which was $68 in 3Q 2014; and 3) $9 higher royalties et al. In 9M 2015, net NOE was $126 compared to $300 in 9M 2014.  The $174 lower net NOE in 9M 2015 was essentially due to $65 in interest expense in 9M 2015 compared to $234 in 9M 2014.

f)  Income Before Tax (EBT)

EBT results from subtracting net NOE from OP. Consolidated EBT in 3Q 2015 was $4,127 (41.5% of sales) compared to $3,895 (36.3% of sales) in 3Q 2014. The 5.9% higher EBT in 3Q 2015 resulted from OP about the same (despite 7.2% lower revenue), together with the substantially lower net NOE (higher net NOI). Consolidated EBT in 9M 2015 was $11,719 (38.3% of sales) compared to $11,607 (37.4% of sales) in 9M 2014. The 1.0% higher 9M 2015 EBT resulted from $174 lower net NOE offset by $63 lower operating income compared to 9M 2014.

The EBT of UTMD Ltd. (Ireland) was EUR 1,843 in 9M 2015 compared to EUR 452 in 9M 2014.  The EBT of Femcare Group Ltd (Femcare-Nikomed, Ltd., UK and Femcare Australia) was GBP 2,456 in 9M 2015 compared to GBP 3,299 in 9M 2014. The differences were due primarily to the fact that in 2014, Filshie Sterishot kits were purchased from third party subcontract manufacturers and shipped from Femcare-Nikomed in the UK to international customers, while in 2015 the kits are being manufactured by UTMD in-house in Ireland and shipped and invoiced to international customers directly from UTMD Ltd in Ireland.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 3Q 2015 consolidated EBT excluding the remeasured bank balance currency translation loss and interest expense ("Non-GAAP adjusted consolidated EBITDA") were $4,857 compared to $4,906 in 3Q 2014.  Non-GAAP adjusted consolidated EBITDA in 9M 2015 were $14,348 compared to $14,565 in 9M 2014.

g)  Net Income (NP)

NP is EBT minus consolidated provisions for income taxes in the applicable sovereignties. The higher 2015 EBT in both 3Q and 9M periods were leveraged by a lower consolidated tax rate.  NP in 3Q 2015 was $3,047 (+8.0%) compared to $2,822 in 3Q 2014.   NP in 9M 2015 was $8,633 (+3.0%) compared to $8,378 in 9M 2014.  The average consolidated income tax provision (as a % of EBT) in 3Q 2015 was 26.2% compared to 27.6% in 3Q 2014, and in 9M 2015 was 26.3% compared to 27.8% in 9M 2014.

The approximate one and one-half percentage point lower tax provision rate in both 2015 periods of  time resulted from a reduced corporate income tax rate in the UK together with a redistribution of EBT toward UTMD Ltd (Ireland), taxed at the lowest rate of all sovereignties.

UTMD's combined state and federal income tax provision rate in the U.S. after all allowable deductions was 34.0% in 9M 2015 compared to 34.3% in 9M 2014.  The average corporate income tax provision rate in the UK was 19.9% in 9M 2015 compared to 21.5% in 9M 2014. The average income tax provision rate in Australia was 28.1% in 9M 2015 compared to 30.0% in 9M 2014. The average UTMD Ltd (Ireland) tax provision rate was 12.1% in 9M 2015 compared to 14.6% in 9M 2014.  A number of factors, such as the mix of EBT from subsidiaries with differing income tax rates, the amount of non-GAAP taxable EBT in each foreign subsidiary and the amount of U.S. deductions such as the R&D tax credit, result in period to period tax provision fluctuations. UTMD's income tax provision is trued-up each quarter for cumulative year-to-date estimated income tax liability.

NP divided by revenues is UTMD's Net Income margin (NPM).  UTMD's respective NPMs were 30.6% in 3Q 2015 compared to 26.3% in 3Q 2014, and 28.2% in 9M 2015 compared to 27.0% in 9M 2014.

h)  Earnings Per Share (EPS)

EPS are consolidated NP divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e. have exercise prices below the applicable period's weighted average stock market value).  Diluted 3Q 2015 EPS were $0.809 (+7.9%) compared to $0.750 in 3Q 2014, and $2.289 (+3.1%) in 9M 2015 compared to $2.220 in 9M 2014.  EPS for the most recent twelve months were $3.08.

The weighted average number of diluted shares outstanding used to calculate 3Q 2015 EPS were 3,768,148 compared to 3,763,972 in 3Q 2014.  The number of shares added as a dilution factor in 3Q 2015 was 14,649 compared to 22,564 in 3Q 2014.  Increases and decreases in UTMD's stock market price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period.  Diluted shares outstanding used to calculate 9M 2015 EPS were 3,771,926 compared to 3,774,024 in 9M 2014.  The number of shares added as a dilution factor in 9M 2015 was 19,020 compared to 26,980 in 9M 2014.

Actual outstanding shares at the end of 3Q 2015 were 3,749,655 which included 3Q 2015 employee and outside director option exercises of 1,431 shares. The number of shares used for calculating earnings per share was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at September 30, 2015 was 64,220 shares at an average exercise price of $38.60/ share, including shares awarded but not vested. This compares to 100,500 unexercised option shares outstanding at September 30, 2014 at an average exercise price of $35.94/ share.  No option shares have been awarded to date in 2015.

UTMD repurchased 9,000 of its shares in the open market during 3Q 2015 at an average cost, including commissions and fees, of $51.96 per share ($468 total). The total shares repurchased in 9M 2015 were 13,000 at an average cost of $52.54 per share ($683 total). The Company repurchased 4,083 shares in 3Q 2014 at an average cost of $48.70 per share ($199 total), and  21,427 shares in 9M 2014 at an average cost of $47.47 ($1,017 total). UTMD retains its program for repurchasing shares when they seem undervalued.

i)  Return on Equity (ROE)

ROE is the NP retained by UTMD to internally finance its growth, divided by the average accumulated shareholders' equity for the applicable time period.  Annualized ROE in 9M 2015 (before payment of dividends to shareholders) was 17% compared to 18% in 9M 2014. The lower ROE in 9M 2015 in spite of higher NP was due to 6.5% growth in average 9M 2015 shareholders' equity compared to 9M 2014. Targeting ROE over 20% remains a key financial objective for UTMD management.  ROE can be increased by effectively deploying capital to increase NP, by reducing shareholders' equity from paying cash dividends to shareholders or by repurchasing shares.

Liquidity and Capital Resources

j)  Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $9,895 in 9M 2015 compared to $10,858 in 9M 2014. The most significant changes in the two periods were a $669 use of cash for lower accrued expenses and a $500 use of cash for a higher increase in trade accounts receivable.  There was also a $255 benefit to cash from higher net income in 9M 2015 compared to 9M 2014.

The Company's reduction of its bank loan principal balances was the most significant use of cash in both years. UTMD repaid the remaining $4,778 principal balance as of December 31, 2014 in 1Q 2015, compared to $3,052 loan principal repaid during 9M 2014. UTMD made cash dividend payments to shareholders of $1,914 in 9M 2015 compared to $1,874 in 9M 2014, a 2% increase.

Capital expenditures for plant, property and equipment (PP&E) were $151 in 9M 2015 compared to $953 in 9M 2014.  In the first half of 2014, UTMD invested $550 in completing its new distribution facility in Castle Hill NSW Australia.  Depreciation of PP&E was $461 in 9M 2015 compared to $474 in 9M 2014.  Except for the possibility of a facility purchase in the UK or an acquisition, planned capital expenditures during the remainder of 2015 are expected to remain less than depreciation of PP&E. The Company continues to keep its facilities, equipment and tooling in good working order.

During 9M 2015, UTMD received a net of $298 and issued 14,256 shares of its stock upon the exercise of employee and director stock options.  The shares issued were net of 5,794 shares retired upon optionees trading those shares in payment of the stock option exercise price and related taxes.  Option exercises in 9M 2015 were at an average price of $38.60 per share.  In comparison, in 9M 2014, the Company received $361 from issuing 20,531 shares of stock on the exercise of employee and director stock options, net of 5,907 shares retired upon optionees trading shares in payment of the stock option exercise price.

UTMD repurchased and retired 13,000 of its own shares during 9M 2015 at a cost of $683, compared to 21,427 shares repurchased in 9M 2014 at a cost of $1,017.

Management believes that income from operations and effective management of working capital will provide the liquidity necessary to finance its internal growth plans.  In addition, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; for continued share repurchases when the price of the stock is undervalued; for cash dividends to stockholders; and if available for a reasonable price, an acquisition that might strategically fit UTMD's business and be accretive to financial performance.

k)  Assets and Liabilities

September 30, 2015 total consolidated assets were $921 lower than at December 31, 2014.  The decrease was due to a $2,884 decrease in identifiable intangible assets (IIA) from amortization together with a weaker GBP converting the remaining UK IIA asset balance into USD. Other changes were a $790 increase in accounts and other receivables, $668 lower net PP&E book value from $310 in depreciation less new purchases, and a weaker EUR and AUD in UTMD Ltd (Ireland) and Femcare (Australia) where UTMD owns facilities. The accounts and other receivables balances remain well within management's aging targets.  Consolidated inventories declined $423, getting back to management's targets after hedging for the start-up of manufacturing Sterishot II in Ireland.  The principal balance of the JPMorgan Chase loans associated with the Femcare acquisition has been zero since February 2015.

Working capital (current assets minus current liabilities) increased 28% to $26,565 at September 30, 2015, compared to $20,704 at December 31, 2014.  Current liabilities decreased $3,230 due to elimination of the $3,894 current portion of notes payable as of December 31, 2014. Accrued liabilities increased $671 due to the 3Q 2015 quarterly dividend payment to shareholders accrued but not paid until after September 30, whereas the 4Q 2014 dividend was paid before the end of December 2014.  UTMD management believes that its working capital remains sufficient to meet normal operating needs and projected cash dividend payments to shareholders.

At September 30, 2015, net intangible assets including goodwill were 50% of total assets compared to 53% at December 31, 2014.

UTMD eliminated all of its remaining bank debt in February 2015. The principal balance of bank debt at December 31, 2014 was 1) $1,750 to JP Morgan Chase in the U.S., of which $350 was long term debt, and 2) $3,117 (2,000 GBP) to JP Morgan Chase in the U.K., of which $2,494 (1,600 GBP) was long term debt. The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $5,039 at September 30, 2015 compared to $5,581 at December 31, 2014.  Reduction of the deferred tax liability occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the IIA. UTMD's total debt ratio (total liabilities/total assets) as of September 30, 2015 declined to 15% from 20% as of December 31, 2014.

l)  Management's Outlook.

As outlined in its December 31, 2014 SEC 10-K report, UTMD's plan for 2015 is to

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

Despite the much larger than anticipated negative impact of FX rates on 9M 2015 consolidated revenues, operating performance in the first nine months of the 2015 year was on track to meet UTMD's previously stated financial objectives for the year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8958, .8258 and .7922 EUR per USD as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.  Exchange rates were .6616, .6416 and .6165 GBP per USD as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.  Exchange rates were 1.4241, 1.2223 and 1.1452 AUD per USD on September 30, 2015, December 31, 2014 and September 30, 2014, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2015, the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in UTMD's Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Legislative healthcare reform in the United States, as embodied in The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the "Acts") adds a substantial excise tax that began in 2013, increases administrative costs and has led to decreased revenues in the U.S.:
The voluminous Acts, administrative rules to enforce the Acts and promised efforts to reform the Acts, make the U.S. medical device marketplace unpredictable, particularly for the thousands of small medical device manufacturers including UTMD that do not have the overhead structure that the larger medical device companies can afford.  To the extent that the Acts continue to place additional burdens on small medical device companies in the form of the excise tax on medical device sales, additional oversight of marketing and sales activities and new reporting requirements, the result is likely to continue to be negative for UTMD's ability to effectively compete and support continued investments in new product development and marketing of specialty devices in the U.S.

Increasing regulatory burdens including premarketing approval delays may result in significant loss of revenue, unpredictable costs and loss of management focus on helping the Company thrive:
The Company's experience in 2001-2005, when the FDA improperly sought to shut it down highlights the ongoing risk of being subject to a regulatory environment which can be arbitrary and capricious.  The risks associated with such a circumstance relate not only to the substantial costs of litigation in millions of dollars, but also loss of business, the diversion of attention of key employees for an extended period of time, from new product development and routine quality control management activities, and a tremendous psychological and emotional toll on employees.

Since the FDA reserves to itself the interpretation of which vague industry standards comprise law at any point in time, it is impossible for any medical device manufacturer to ever be confident that it is operating within the Agency's version of the law.  The result is that companies, including UTMD, are considered guilty prior to proving their innocence.

New premarketing submission administrative burdens and substantial increases in "user fees" increase product development costs and result in delays to revenues from new or improved devices.

The growth of Group Purchasing Organizations (GPOs) adds non-productive costs, typically weakens the Company's marketing and sales efforts and may result in lower revenues:
GPOs, theoretically acting as bargaining agents for member hospitals, but actually collecting their revenues from the companies that they are negotiating with, have made a concerted effort to turn medical devices that convey special patient safety advantages and better health outcomes, like UTMD's, into undifferentiated commodities. GPOs have been granted an antitrust exemption by the U.S. Congress. In any other industry, their business model based on "kickbacks" would be a violation of law.  These bureaucratic entities do not recognize or understand the overall cost of care as it relates to safety and effectiveness of devices, and they create a substantial administrative burden that is primarily related to collection of their administrative fees.

The Company's business strategy may not be successful in the future:
As the level of complexity and uncertainty in the medical device industry increases, evidenced, for example, by the unpredictable regulatory environment, the Company's views of the future and product/ market strategy may not yield financial results consistent with the past.

As the healthcare industry becomes increasingly bureaucratic it puts smaller companies like UTMD at a competitive disadvantage:
An aging population and an extended economic recession are placing greater burdens on healthcare systems, particularly hospitals.  The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years.  Smaller companies like UTMD typically do not have the administrative resources to deal with broad new administrative requirements, resulting in either loss of revenue or increased costs.  As UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain clinical users because of the existence of long term supply agreements for preexisting products, particularly from competitors which offer hospitals a broader range of products and services.  Restrictions used by hospital administrators to limit clinician involvement in device purchasing decisions makes communicating UTMD's clinical advantages much more difficult.

A product liability lawsuit could result in significant legal expenses and a large award against the Company:
UTMD's devices are frequently used in inherently risky situations to help physicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit where an individual plaintiff suffers permanent physical injury, the possibility of a large award for damages exists whether or not a causal relationship exists.

The Company's reliance on third party distributors in some markets may result in less predictable revenues:
UTMD's distributors have varying expertise in marketing and selling specialty medical devices.  They also sell other devices that may result in less focus on the Company's products.  In some countries, notably China, Pakistan and India not subject to similarly rigorous standards, by copying, a distributor of UTMD's products may eventually become a competitor with a cheaper but lower quality version of UTMD's devices.

The loss of one or more key employees could negatively affect UTMD performance:
In a small company with limited resources, the distraction or loss of key personnel at any point in time may be disruptive to performance.  The Company's benefits programs are key to recruiting and retaining talented employees.  The rapid increase in UTMD's employee healthcare plan costs, for example, may cause the Company to have to reduce coverages which in turn represents a risk to retaining key employees.

Fluctuations in foreign currencies relative to the U.S. Dollar (USD) can result in significant differences in period to period financial results:
Since a significant portion of UTMD's sales are outside the U.S. and consolidated financial results are reported in USD terms, a stronger USD can have negative effects. For the portion of sales to foreign entities made in fixed USD terms, a stronger USD makes the devices more expensive and weakens demand.  For the portion invoiced in a foreign currency, not only USD denominated sales and profits are reduced, but also gross profits and operating profits in foreign currency terms are reduced because finished distributed products and/or U.S. made raw materials and components are being purchased in fixed USD.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 3Q 2015.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
7/01/15 – 7/31/15	-	-	-
8/01/15 – 8/31/15	9,000	$51.96	9,000
9/01/15 – 9/30/15	-	-	-
Total	9,000	$51.96	9,000

(1)
In 3Q 2015 UTMD repurchased the above shares pursuant to a continued open market repurchase program initially announced in August 1992.  Since 1993 through 3Q 2015, the Company has repurchased 6.8 million shares at an average cost of $12.72 per share including broker commissions and fees in open market transactions.  In addition, the Company conducted tender offer transactions in which it purchased an additional 2.8 million shares at an average cost of $9.76 per share including fees and administrative costs.  In total, UTMD has repurchased 9.6 million of its shares at an average price of $11.86 per share since 1993.  To complete the picture relating to current shares outstanding, since 1993 the Company's employees and directors have exercised and purchased 1.9 million option shares at an average price of $10.99 per share.  All options were awarded at the market value of the stock on the date of the award.

The frequency of UTMD's open market share repurchases depends on the availability of sellers and the price of the stock.  The board of directors has not established an expiration date or a maximum dollar or share limit for UTMD's continuing and long term consistent pattern of open market share repurchases.

The purpose of UTMD's ongoing share repurchases is to maximize the value of the Company per share for its continuing shareholders, and maximize its return on shareholder equity by employing excess cash generated by effectively managing its business. Although UTMD has repurchased approximately 70% of its shares that were outstanding 22 years ago, it does not intend to repurchase shares that would result in terminating its Nasdaq Global Market listing.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/6/15	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/6/15	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer