Form 10-Q
period 2016-03-31
UTAH MEDICAL PRODUCTS INC
filed 2016-05-06
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2016	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)
UTAH	87‑0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:	(801) 566‑1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 5, 2016: 3,758,170.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2016 AND DECEMBER 31, 2015
(in thousands)

	(unaudited)	(audited)
ASSETS	MARCH 31, 2016	DECEMBER 31, 2015
Current assets:
Cash	$27,516	$23,278
Investments, available-for-sale	44	55
Accounts & other receivables, net	5,402	4,563
Inventories	4,492	4,196
Other current assets	816	781
Total current assets	38,270	32,873

Property and equipment, net	7,414	7,369
Goodwill	14,529	14,725
Other intangible assets	36,855	37,772
Other intangible assets - accumulated amortization	(13,854)	(13,564)
Other intangible assets, net	23,001	24,208

Total assets	$83,214	$79,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$978	$649
Accrued expenses	5,356	3,417
Total current liabilities	6,334	4,066

Deferred tax liability - intangible assets	4,221	4,452
Deferred income taxes	1,000	1,009
Total liabilities	11,555	9,527

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - March 31, 2016, 3,757 shares and December 31, 2015, 3,751 shares	38	38
Accumulated other comprehensive income (loss)	(6,377)	(5,961)
Additional paid-in capital	2,897	2,710
Retained earnings	75,101	72,861
Total stockholders' equity	71,659	69,648

Total liabilities and stockholders' equity	$83,214	$79,175

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Sales, net	$10,301	$10,233

Cost of goods sold	4,078	4,121
Gross profit	6,223	6,112

Operating expense
Selling, general and administrative	1,801	2,079
Research & development	110	156
Total operating expenses	1,911	2,235
Operating income	4,312	3,877

Other income (expense)	101	(210)
Income before provision for income taxes	4,413	3,667

Provision for income taxes	1,196	1,000
Net income	$3,217	$2,667

Earnings per common share (basic)	$0.86	$0.71

Earnings per common share (diluted)	$0.85	$0.71

Shares outstanding (basic)	3,753	3,750

Shares outstanding (diluted)	3,770	3,776

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 and $0	$(410)	$(2,535)
Unrealized gain (loss) on investments net of taxes of $(4) and $(1)	(7)	(2)
Total comprehensive income	$2,800	$130

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015
(in thousands - unaudited)

	MARCH 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,217	$2,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149	149
Amortization	592	626
Provision for (recovery of) losses on accounts receivable	(13)	1
Deferred income taxes	(117)	(131)
Stock-based compensation expense	21	22
Changes in operating assets and liabilities:
Accounts receivable	(782)	(432)
Accrued interest and other receivables	(16)	10
Inventories	(133)	(117)
Prepaid expenses and other current assets	(45)	(20)
Accounts payable	337	(106)
Accrued expenses	923	(426)
Total adjustments	916	(424)
Net cash provided by operating activities	4,133	2,243

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(48)	(68)
Intangible assets	(4)	(2)
Net cash provided by (used in) investing activities	(52)	(70)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	148	72
Common stock purchased and retired	-	-
Tax benefit attributable to exercise of stock options	19	17
Repayment of notes payable	-	(4,778)
Payment of dividends	-	-
Net cash provided by (used in) financing activities	167	(4,689)

Effect of exchange rate changes on cash	(10)	(656)
Net increase (decrease) in cash and cash equivalents	4,238	(3,172)
Cash at beginning of period	23,278	19,274
Cash at end of period	$27,516	$16,102

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$345	$1,138
Cash paid during the period for interest	-	65

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)    The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10‑K for the year ended December 31, 2015.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

(2) Recent Accounting Standards. In May 2014, new accounting guidance was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted for periods beginning after December 15, 2016.  UTMD is currently assessing the impact that this standard will have on its consolidated financial statements and expects to adopt it in 2018.

(3)    Inventories at March 31, 2016 and December 31, 2015 consisted of the following:
	March 31,	December 31,
	2016	2015
Finished goods	$1,473	$1,715
Work‑in‑process	945	961
Raw materials	2,074	1,520
Total	$4,492	$4,196

(4)    Stock-Based Compensation. At March 31, 2016, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification ("ASC") 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2016 and 2015, the Company recognized $21 and $22, respectively, in stock based compensation cost.

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
UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2015 or March 31, 2016.

 (7)  Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of March 31, 2016:

		Fair Value Measurements Using
Description	Total Fair Value at 3/31/2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$44	$44	$0	$0

(8)     Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company's Form 10-K Annual Report for the year ended December 31, 2015 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per-share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; and EUR = Euros.

Analysis of Results of Operations

a)  Overview

In the first calendar quarter (1Q) of 2016, UTMD achieved results representing a solid start to meeting its previously announced goals for 2016.

Income statement results in 1Q 2016 compared to 1Q 2015 were as follows:

	1Q 2016	1Q 2015	change
Net Sales	$10,301	$10,233	0.7%
Gross Profit	6,223	6,112	1.8%
Operating Income	4,312	3,877	11.2%
Income Before Tax	4,413	3,667	20.3%
Net Income	3,217	2,667	20.6%
Earnings per Share	.853	.706	20.8%

As a company with operations outside the U.S. (OUS) with almost 30% of total consolidated sales invoiced in foreign currencies, the volatility of foreign currency exchange (FX) rates continues to have a significant impact on period-to-period financial results.

UTMD's FX rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 1Q 2016 and 1Q 2015 follow:

	1Q 2016	1Q 2015	change
GBP	1.432	1.514	(5.4%)
EUR	1.106	1.119	(1.1%)
AUD	0.724	0.784	(7.6%)

Despite the continued negative FX pressure on OUS sales, UTMD's total consolidated 1Q 2016 sales were $68 higher than in 1Q 2015 (up about 1%). In constant currency terms, i.e. using the same FX rates as in 1Q 2015, total consolidated 1Q 2016 sales were up $199 (up about 2%).  The weighted average negative impact on all foreign currency sales was 4.3%, reducing reported USD sales by $131.

UTMD's 1Q 2016 profit margins were exceptionally strong:

	1Q 2016	1Q 2015
Gross Profit Margin (gross profits/ sales):	60.4%	59.7%
Operating Profit Margin (operating income/ sales):	41.9%	37.9%
EBT Margin (income before income taxes/ sales):	42.8%	35.8%
Net Income Margin (income after taxes/ sales):	31.2%	26.1%

UTMD's consolidated 1Q 2016 gross profit margin (GPM) improved compared to 1Q 2015, and was higher than in year 2015 as a whole, as a result of improved productivity in manufacturing operations in both the U.S. and Ireland.

UTMD's Operating Income Margin (OIM) gained substantial leverage from two factors: 1) the suspended Obamacare Medical Device Excise Tax (MDET) previously included in Sales & Marketing (S&M) operating expenses, and 2) weaker GBP FX rate effect on fixed Identifiable Intangible Asset (IIA) amortization expense which comprises a significant portion of General & Administrative (G&A) operating expenses.

Income Before Tax (EBT) was leveraged further from two additional factors:  1) the lack of any interest expense from loans fully repaid in 1Q 2015, and 2) a reversal of the remeasured USD value of EUR cash balances held by UTMD's UK subsidiary.

Net Income (NI) and Earnings Per Share (EPS) in 1Q 2016 were up similar to EBT because UTMD's income tax provision rate and diluted shares used to calculate EPS changed little compared to 1Q 2015.

UTMD's Balance Sheet, in the absence of any debt, improved markedly during 1Q 2016. Cash and Investments were up $4.2 million, Stockholders' Equity was up $2.0 million, and working capital was up $3.1 million.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2016 and the end of 1Q 2015 follow:

	1Q 2016	1Q 2015	change
GBP	1.438	1.485	(3.1%)
EUR	1.139	1.074	+6.0%
AUD	0.768	0.763	+0.7%

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

UTMD may have separate discounted pricing agreements with a clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made.  For existing customers, past actual shipment volumes determine the fixed price by part number for the next agreement period of one or two years.  For new customers, the customer's best estimate of volume is accepted by UTMD for determining the ensuing fixed prices for the agreement period.  New customers typically have no longer than one-year agreements. Except on rare occasions such as when customers do not meet prepayment agreements, prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD's disclosure above that the selling price is fixed prior to the acceptance of a specific customer order.

Total 1Q 2016 consolidated sales were $68 higher than in 1Q 2015 (up 1%).  Comparing 1Q 2016 to 1Q 2015, total U.S. domestic sales were 2% lower and OUS sales were 3% higher.

Domestic sales in 1Q 2016 were $5,294 compared to $5,377 in 1Q 2015.  The components of domestic sales include 1) "direct sales" of UTMD's medical devices to user facilities (and med/surg stocking distributors for hospitals), 2) "OEM sales" of components and other products manufactured by UTMD for other medical device and non-medical device companies, and  3) sales of Filshie Clip System devices by UTMD's UK subsidiary, Femcare-Nikomed Ltd, to CooperSurgical Inc. (CSI) for distribution in the U.S. under an exclusive distribution agreement between CSI and Femcare executed prior to UTMD's acquisition of Femcare in 2011.  Direct sales, representing 63% of total domestic sales, were $56 (+2%) higher in 1Q 2016 than in 1Q 2015.  OEM sales, representing 14% of total domestic sales, were $120 (+19%) higher. CSI sales, representing 23% of 1Q 2016 total domestic sales, were $259 (18%) lower. Based on input from the marketplace, UTMD believes that the lower sales to CSI were not representative of a lower utilization rate of the Filshie Clip System in the U.S.

OUS sales in 1Q 2016 were $5,007 compared to $4,856 in 1Q 2015. The OUS sales were $151 higher despite the fact that OUS sales invoiced in foreign currencies were reduced 4.3% as a result of negative FX rates detailed above. Foreign currency OUS sales in 1Q 2016 were $2,910, which was 58% of all International sales and 28% of total consolidated sales.  Constant currency (using same FX rates as in 1Q 2015) OUS foreign currency sales were $3,040 in 1Q 2016.  As expected, the negative 1.2% impact of FX rates on 1Q 2016 total consolidated sales was much less than the negative 3.7% impact of FX rates in 1Q 2015.

Trade sales are sales to third parties, excluding sales from one UTMD entity to another.  Ireland subsidiary 1Q 2016 trade sales were up $530 (+46%). Ireland EUR trade sales were up 48%. The increase resulted primarily from $198 higher sales of blood pressure monitoring (BPM) kits to OUS distributors and $264 higher international sales of Filshie Sterishot kits, now manufactured entirely by UTMD Ireland, to customers located outside the UK and Australia. In addition, Ireland direct sales to Ireland end users in 1Q 2016 were up 15% (+17% in EUR).

Trade sales by UTMD's UK subsidiary, Femcare-Nikomed Ltd, were $607 lower (19%), $62 of which was due to the weaker GBP FX. UK subsidiary 1Q 2016 GBP trade sales were down 15%. A significant portion of the decline was due to sales to CSI (which are included in UK trade sales, but not in the International sales category, i.e. included in domestic sales), which were down $259 (18% lower). The other large decline resulted from transfer of Sterishot kit sales directly to international customers outside the UK and Australia to UTMD's Ireland subsidiary.  In 1Q 2016, the UK subsidiary had no international Sterishot sales, which were £197 in 1Q 2015 ($298). UK direct sales to UK end users in 1Q 2016 were up 3% (+9% in GBP).

Sales by UTMD's Australia subsidiary to Australia end users in 1Q 2016 were $67 (11%) lower than in 1Q 2015, $43 of which was due to the weaker AUD compared to a year earlier. Australia subsidiary AUD sales were down 4%.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global revenues (USD) by product category:

	1Q 2016%		1Q 2015%
Obstetrics	$1,108	11	$1,134	11
Gynecology/ Electrosurgery/ Urology	5,727	56	5,954	58
Neonatal	1,655	16	1,533	15
Blood Pressure Monitoring and Accessories*	1,811	17	1,612	16
Total:	$10,301	100	$10,233	100

OUS revenues (USD) by product category:

	1Q 2016%		1Q 2015%
Obstetrics	$181	4	$185	4
Gynecology/ Electrosurgery/ Urology	3,353	67	3,411	70
Neonatal	613	12	455	9
Blood Pressure Monitoring and Accessories*	860	17	805	17
Total:	$5,007	100	$4,856	100

*includes molded components sold to OEM customers.

c)  Gross Profit

Gross Profit (GP) results from subtracting the cost of manufacturing products (direct materials, direct labor and manufacturing overhead), or the purchase price of finished products which are resold, from revenues.  At UTMD, manufacturing overhead costs fully absorb indirect costs including depreciation on manufacturing equipment and facilities, quality assurance, materials requirements planning and purchasing, manufacturing engineering, production supervision, shipping, royalties paid to other entities and health plan benefits for both direct and indirect manufacturing personnel.  UTMD's GP margin (GPM) is GP as a percentage of revenues.  GP in 1Q 2016 was $6,223 (60.4% GPM) compared to $6,112 (59.7% GPM) in 1Q 2015. The 1Q 2016 GPM was also higher than the 60.2% GPM for the full year of 2015. Both the U.S. and Ireland manufacturing facilities operated at near full capacity in 1Q 2016, allowing improved absorption of overhead expenses compared to 1Q 2015.

d)  Operating Income

Operating income (OI) is the profit remaining after subtracting operating expenses (OE) from GP. Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses. UTMD's operating income margin is (OIM) its operating income divided by revenues.  OI in 1Q 2016 was $4,312 (41.9% OIM) compared to $3,877 (37.9% OIM) in 1Q 2015.

Consolidated 1Q 2016 USD operating expenses were $1,911 compared to $2,235 in 1Q 2015. The lower FX rates helped lower OUS OE, as the 1Q 2016 OE of UTMD's foreign subsidiaries in the aggregate would have been $54 higher using 1Q 2015 FX rates. Setting aside the lack of a MDET in 2016 and possible continuation of the favorable FX impact on foreign subsidiary OE, UTMD expects OE for the year 2016 as a whole to be approximately the same as in 2015.

Consolidated S&M expenses in 1Q 2016 were $405 (3.9% of sales) compared to $573 (5.6% of sales) in 1Q 2015.  S&M expenses in 1Q 2015 included $68 MDET. The MDET, initially imposed as a component of the Patient Protection and Affordable Care Act (Obamacare), levied in 2015 as 2.3% of domestic sales of medical devices, was suspended by congress for the years of 2016 and 2017.

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

R&D expenses in 1Q 2016 were $110 (1.1% of sales) compared to $156 (1.5% of sales) in 1Q 2015.  R&D expenses were lower in comparison after the completion of internal development of a new L&D device, the CVX-Ripe™, designed to provide a mechanical means of ripening the cervix at term gestation that will reduce the time needed to allow induction of labor, and to reduce the total time of active labor needed to achieve a successful vaginal delivery.  The CVX-Ripe catheter was commercially introduced in 4Q 2015 after gaining U.S. FDA concurrence with UTMD's 510-K submission.

Consolidated G&A expenses were $1,396 (13.5% of sales) in 1Q 2016 compared to $1,507 (14.7% of sales) in 1Q 2015. The G&A expenses in 1Q 2016 included $576 (5.6% of sales) of non-cash expense from the amortization of IIA resulting from the Femcare acquisition, which were $611 (6.0% of sales) in 1Q 2015.  The lower USD amortization expense was the result of a stronger USD, as the amortization expense in GBP was £403 in 1Q 2016 compared to £404 in 1Q 2015.

G&A expenses include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $21 in 1Q 2016 compared to $22 in 1Q 2015.

Summary comparison of (USD) consolidated operating expenses:

	1Q 2016	1Q 2015
S&M Expense	$405	$573
R&D Expense	110	156
G&A Expense	1,396	1,506
Total Operating Expenses:	$1,911	$2,235

e)  Non-operating expense (NOE)/ Non-operating income (NOI)

NOE/NOI includes the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income and royalties received from licensing the Company's technology.  Negative NOE is NOI.  Net NOI in 1Q 2016 was $101 compared to $209 NOE in 1Q 2015. In other words, NOE was $310 lower in 1Q 2016 compared to 1Q 2015.  Interest expense in 1Q 2016 was zero. The loans obtained to help finance the acquisition of Femcare in 1Q 2011 were fully repaid in 1Q 2015 at an expense of $65 including accrued interest and bank fees. The total gain on remeasured foreign currency balances in 1Q 2016 was $73 compared to a loss of $168 in 1Q 2015, resulting in a $241 lower NOE.

f)  Income Before Income Taxes

Income before taxes (EBT) results from subtracting net NOE from, or adding net NOI to, as applicable, OI. The EBT Margin (EBTM) is EBT divided by revenues. Consolidated 1Q 2016 EBT was $4,413 (42.8% EBTM) compared to $3,667 (35.8% EBTM) in 1Q 2015. In addition to the higher OI described above, the $745 (+20%) higher 1Q 2016 EBT compared to 1Q 2015 can be attributed to 1) a lack of any interest expense, and 2) a reversal of the impact of remeasured EUR cash balances in the UK.

The EBT of Utah Medical Products, Ltd (Ireland) was EUR 669 in 1Q 2016 compared to EUR 751 in 1Q 2015. The EBT of Femcare Group Ltd (Femcare-Nikomed, Ltd., UK and Femcare Australia) was GBP 990 in 1Q 2016 compared to GBP 945 in 1Q 2015. The respective EBT margins of UTMD Ltd. (Ireland) were 39.9% in 1Q 2016 and 43.5% in 1Q 2015, and of Femcare Group were 45.9% in 1Q 2016 and 37.6% in 1Q 2015.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2016 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense ("adjusted consolidated EBITDA") were $5,103 compared to $4,698 in 1Q 2015. Management believes that this operating performance provides a good start to achieving its financial objectives for the year 2016, as previously provided in its 2015 SEC 10-K Report.

g)  Net Income

Net Income is EBT minus a provision for income taxes.  NI divided by revenues is UTMD's net income margin (NIM). UTMD's consolidated NI was $3,217 (31.2% NIM) in 1Q 2016, compared to NI of $2,667 (26.1% NIM) in 1Q 2015.

The average consolidated income tax provisions (as a % of EBT) in 1Q 2016 and 1Q 2015 were 27.1% and 27.3%, respectively. UTMD's combined state and federal income tax provision rate in the U.S. after all allowable deductions was 34.5% in 1Q 2016 compared to 34.2% in 1Q 2015. The corporate income tax rate in the UK was 20% in 1Q 2016 compared to 21% in 1Q 2015. The income tax rate in Australia remained 30% in both periods. The UTMD Ltd (Ireland) tax rate on export profits remained at 12.5% for both periods. The combined income tax rate was about the same despite the lower UK rate because 51% of 1Q 2016 consolidated EBT were generated in the U.S. at the highest tax rate, compared to 46% in 1Q 2015.

h)  Earnings Per Share

Earnings Per Share (EPS) are consolidated NI divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e., have exercise prices below the applicable period's weighted average market value). Diluted EPS in 1Q 2016 were $0.853, 20.8% higher than EPS of $0.706 in 1Q 2015. The confluence of higher sales, higher GPM, lower operating expenses helped by the suspension of the MDET and the diminishing of foreign expenses by a stronger USD, no interest expense from being debt free and the gain in USD value of EUR currency in the UK, together with a slightly lower tax rate and diluted shares outstanding, produced the EPS increase. EPS for the most recent twelve months were $3.287, but this includes a 4Q 2015 "one-time" increase of $.093 from the adjustment in UTMD's deferred tax liability as a result of lower future income tax rates enacted in the UK in late 2015.

Diluted shares used to calculate EPS decreased to 3,769,900 in 1Q 2016 from 3,776,400 in 1Q 2015 despite a higher average share price, as a result of 13,000 shares repurchased after the end of 1Q 2015. Outstanding UTMD shares at the end of 1Q 2016 were 3,756,600 compared to 3,752,600 at the end of 1Q 2015. The number of shares added as a dilution factor in 1Q 2016 was 17,100 compared to 26,100 in 1Q 2015.

Outstanding UTMD shares at the end of 1Q 2016 were 3,756,600. The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  Employees exercised options for 5,750 shares in 1Q 2016.  Options outstanding at March 31, 2016 were 55,300 shares at an average exercise price of $39.43 per share, including shares awarded but not vested. This compares to 83,900 unexercised option shares outstanding at March 31, 2015 at an average exercise price of $37.29 per share.

The Company did not repurchase any of its shares in the open market in 1Q 2016 or in 1Q 2015. UTMD retains its program for repurchasing shares when they seem undervalued.  The closing share price at the end of 1Q 2016 was $62.54 compared to $58.54 at the end of calendar year 2015, and $59.86 at the end of 1Q 2015.

i)  Return on Equity

Return on equity (ROE) is the portion of NI retained by UTMD to internally finance its growth, divided by the average accumulated stockholders' equity for the applicable time period.  Annualized ROE (before stockholder dividends) in 1Q 2016 was 18% compared to 17% in 1Q 2015.  The higher ROE in 1Q 2016 was due to the increase in NI.  Targeting a high ROE over 20% remains a key financial objective for UTMD management.  ROE can be increased by increasing NI, or by reducing stockholders' equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)  Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $4,133 in 1Q 2016 compared to $2,243 in 1Q 2015.  The most significant differences in the two periods were a $1,349 benefit to cash from an increase in 1Q 2016 accrued expenses compared to a decrease in 1Q 2015, the $549 increase in net income and a $443 benefit from a $337 increase in accounts payable in 1Q 2016 compared to a $106 decrease in 1Q 2015. The largest difference in use was a $350 larger increase in accounts receivable in 1Q 2016 compared to 1Q 2015.

The Company's elimination of its bank loan principal balance in 1Q 2015 was the most significant use of cash in either period. UTMD repaid the remaining $4,778 principal on its notes in February 2015. UTMD did not make cash dividend payments during either 1Q 2016 or 1Q 2015, as the dividends which would normally be paid in January were paid at the end of December of the prior applicable year.

Capital expenditures for property and equipment (PP&E) were $48 in 1Q 2016 compared to $68 in 1Q 2015.  Depreciation of PP&E was $149 in both 1Q 2016 and 2015.  Capital expenditures required to enhance manufacturing capabilities during 2016 are expected to be higher than in 2015 as a whole.

In 1Q 2016, UTMD received $148 and issued 5,369 shares of its stock upon the exercise of employee stock options, net of 381 shares retired upon employees trading those shares in payment of the stock option exercise price.  Option exercises in 1Q 2016 were at an average price of $29.70 per share.  In comparison, in 1Q 2015 the Company received $72 from issuing 4,172 shares of stock on the exercise of employee stock options, net of 815 shares retired upon employees trading those shares in payment of the stock option exercise price. Option exercises in 1Q 2015 were at an average price of $24.22 per share.

Management believes that current cash balances, income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  In addition, the Company may use cash for marketing or product manufacturing rights to broaden the Company's product offerings; to acquire its own facility in the UK; for continued share repurchases when the price of the stock is undervalued; for cash dividends to stockholders; and if available for a reasonable price, an acquisition that might strategically fit UTMD's business and be accretive to financial performance.

k)  Assets and Liabilities

March 31, 2016 total consolidated assets increased $4,039 from December 31, 2015 to $83,214. The increase was due to a $4,238 increase in cash. Other significant changes in assets include an $824 increase in trade receivables, an $296 increase in consolidated inventories and a $1,207 decrease in net other intangible assets from a 2.6% lower USD value of Femcare IIA combined with $576 1Q 2016 period IIA amortization.   UTMD's Ireland subsidiary EUR-denominated assets were translated into USD at an FX rate 4.8% higher (stronger EUR) than the rate at the end of 2015. UTMD's UK subsidiary GBP-denominated assets were translated into USD at an FX rate 2.6% lower (weaker GBP) than the rate at the end of 2015.  UTMD's Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 5.3% higher (stronger AUD) than the rate at the end of 2015.  Consolidated net property, plant and equipment increased $45 at March 31, 2016 from the end of 2015 due to changing FX rates, $48 in new asset purchases and $149 in depreciation.

Working capital (current assets minus current liabilities) was $31,936 at March 31, 2016, compared to $28,807 at December 31, 2015.  Current liabilities increased $2,268, including a $1,939 increase in accrued liabilities. The accrued liabilities increase was due to the 1Q 2016 quarterly dividend payment to stockholders accrued but not paid until after March 31, whereas the 4Q 2015 dividend was paid before the end of December 2015, as well as the U.S. quarterly income tax payment schedule which delays the 1Q 2016 estimated payment until April 15th , while the 4Q 2015 payment is due December 15th.  UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital investments and projected cash dividend payments to stockholders.

March 31, 2016 intangible assets (goodwill plus other intangible assets) declined $1,403 from the end of 2015.  The decrease was due to the lower FX rate for GBP Femcare intangibles as of March 31, 2016 compared to year-end 2015 plus $576 1Q 2016 amortization of identifiable intangible Femcare assets.  At March 31, 2016, net intangible assets including goodwill were 45% of total consolidated assets compared to 49% at year-end 2015, and 54% at March 31, 2015.

UTMD eliminated all of its remaining bank debt in February 2015. The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $4,221 at March 31, 2016 compared to $4,452 at December 31, 2015 and $5,190 at March 31, 2015.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare identifiable intangible assets. UTMD's total debt ratio (total liabilities/total assets) as of March 31, 2016 increased to 14% compared to 12% as of December 31, 2015 as a result of the timing difference in accrued tax liability described above.  UTMD's total debt ratio as of March 31, 2015 was 15%.

l)  Management's Outlook.

As outlined in its December 31, 2015 SEC 10-K report, UTMD's plan for 2016 is to
1)  continue to exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;
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

Management believes it is on track after 1Q 2016 to accomplish its previously stated objectives for the year 2016.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8780, .9203 and .9308 EUR per USD as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively.  Exchange rates were .6954, .6774 and .6736 GBP per USD as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively.  Exchange rates were 1.3026, 1.3710 and 1.3115 AUD per USD on March 31, 2016, December 31, 2015 and March 31, 2015, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2016, the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation.

Item 1A.            Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in UTMD's Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Legislative healthcare reform in the United States, as embodied in The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the "Acts") added a substantial excise tax (MDET)  in 2013-2015 that  increased administrative costs and has led to decreased revenues in the U.S.:
The voluminous Acts, administrative rules to enforce the Acts and promised efforts to reform the Acts, make the U.S. medical device marketplace unpredictable, particularly for the thousands of small medical device manufacturers including UTMD that do not have the overhead structure that the larger medical device companies can afford.  Fortunately, the U.S. Congress has suspended the MDET for the years of 2016-2017.  To the extent that the Acts will in the future continue to place additional burdens on small medical device companies in the form of the excise tax on medical device sales, additional oversight of marketing and sales activities and new reporting requirements, the result is likely to continue to be negative for UTMD's ability to effectively compete and support continued investments in new product development and marketing of specialty devices in the U.S.

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

UTMD did not purchase any of its own securities during 1Q 2016.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/6/16	By: /s/ Kevin L. Cornwell
L. Cornwell
CEO

Date: 5/6/16	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer