Form 10-Q
period 2016-06-30
UTAH MEDICAL PRODUCTS INC
filed 2016-08-08
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2016	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87‑0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 5, 2016: 3,761,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2016 AND DECEMBER 31, 2015
(in thousands)

	(unaudited)	(audited)
ASSETS	JUNE 30, 2016	DECEMBER 31, 2015
Current assets:
Cash	$29,395	$23,278
Investments, available-for-sale	45	55
Accounts & other receivables, net	4,976	4,563
Inventories	4,103	4,196
Other current assets	705	781
Total current assets	39,224	32,873
Property and equipment, net	7,191	7,369
Goodwill	13,954	14,725
Other intangible assets	34,147	37,772
Other intangible assets - accumulated amortization	(13,473)	(13,564)
Other intangible assets, net	20,674	24,208
Total assets	$81,043	$79,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,056	$649
Accrued expenses	4,128	3,417
Total current liabilities	5,184	4,066
Deferred tax liability - intangible assets	3,784	4,452
Deferred income taxes	1,004	1,009
Total liabilities	9,972	9,527

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - June 30, 2016, 3,760 shares and December 31, 2015, 3,751 shares	38	38
Accumulated other comprehensive income (loss)	(9,393)	(5,961)
Additional paid-in capital	3,044	2,710
Retained earnings	77,382	72,861
Total stockholders' equity	71,071	69,648

Total liabilities and stockholders' equity	$81,043	$79,175

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015
(in thousands, except per share amounts - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales, net	$10,490	$10,397	$20,791	$20,630

Cost of goods sold	4,238	4,298	8,316	8,419
Gross profit	6,252	6,099	12,475	12,211

Operating expense
Selling, general and administrative	1,818	1,992	3,619	4,071
Research & development	119	140	229	296
Total operating expenses	1,937	2,132	3,848	4,367
Operating income	4,315	3,967	8,627	7,844

Other income (expense)	64	(43)	165	(252)
Income before provision for income taxes	4,379	3,924	8,792	7,592

Provision for income taxes	1,120	1,006	2,316	2,006
Net income	$3,259	$2,918	$6,476	$5,586

Earnings per common share (basic)	$0.87	$0.78	$1.72	$1.49

Earnings per common share (diluted)	$0.86	$0.77	$1.72	$1.48

Shares outstanding - basic	3,758	3,755	3,756	3,753

Shares outstanding - diluted	3,776	3,773	3,773	3,775

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$(3,016)	$2,360	$(3,426)	$(175)
Unrealized gain (loss) on investments net of taxes of $0, $2, ($4) and $0	0	2	(6)	1
Total comprehensive income	$243	$5,280	$3,044	$5,412

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015
(in thousands - unaudited)
	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,476	$5,586
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	298	301
Amortization	1,179	1,259
Provision for (recovery of) losses on accounts receivable	(7)	(9)
(Gain) loss on disposal of assets	-	1
Deferred income taxes	(237)	(213)
Stock-based compensation expense	42	44
Changes in operating assets and liabilities:
Accounts receivable	(450)	(828)
Accrued interest and other receivables	(34)	(81)
Inventories	196	218
Prepaid expenses and other current assets	61	104
Accounts payable	427	5
Accrued expenses	(222)	(654)
Total adjustments	1,253	147
Net cash provided by operating activities	7,729	5,733

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(90)	(109)
Intangible assets	(9)	(7)
Net cash provided by (used in) investing activities	(99)	(116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	257	245
Common stock purchased and retired	-	(215)
Payment of taxes for exchange of stock options	-	(42)
Tax benefit attributable to exercise of stock options	35	107
Repayment of notes payable	-	(4,778)
Payment of dividends	(976)	(957)
Net cash provided by (used in) financing activities	(684)	(5,640)

Effect of exchange rate changes on cash	(829)	(82)

Net increase (decrease) in cash and cash equivalents	6,117	(105)

Cash at beginning of period	23,278	19,274

Cash at end of period	$29,395	$19,169

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,422	$2,781
Cash paid during the period for interest	0	65

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

(2)      Recent Accounting Standards.

In March 2016, new accounting guidance was issued to simplify several aspects of accounting for employee share-based payment (including stock option) transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the guidance, entities recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. This guidance becomes effective for fiscal years and interim periods beginning after December 15, 2016 and early adoption is permitted. UTMD believes that the 2017 adoption of this standard will have an insignificant impact on its consolidated financial statements.

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

 (3)      Inventories at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Finished goods	$1,245	$1,715
Work‑in‑process	1,006	961
Raw materials	1,852	1,520
Total	$4,103	$4,196

(4)    Stock-Based Compensation. At June 30, 2016, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification ("ASC") 718, Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2016 and 2015, the Company recognized $21 and $22, respectively, in stock based compensation cost.  In the six months ended June 30, 2016 and 2015, the Company recognized $42 and $44, respectively, in stock based compensation cost.

(5)            Warranty Reserve.   The Company's published warranty is: "UTMD warrants its products to conform in all material respects to all published product specifications in effect on the date of shipment, and to be free from defects in material and workmanship for a period of thirty (30) days for supplies, or twenty-four (24) months for equipment, from date of shipment.  During the warranty period UTMD shall, at its option, replace any products shown to UTMD's reasonable satisfaction to be defective at no expense to the Purchaser or refund the purchase price."
UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2015 or June 30, 2016.

(6)    Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of June 30, 2016:

		Fair Value Measurements Using
Description	Total Fair Value at 6/30/2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$45	$45	$0	$0

(7)    Subsequent Events. UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

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

Analysis of Results of Operations

a)  Overview

In the second calendar quarter (2Q) and first half (1H) of 2016, UTMD continued to achieve results which are on track to meet its previously announced goals for 2016.
Income statement results in 2Q and 1H 2016 compared to the same periods of 2015 follow:

	2Q 2015	2Q 2015	change	1H 2016	1H 2015	change
Net Sales	$10,490	$10,397	+0.9%	$20,791	$20,630	+0.8%
Gross Profit	6,252	6,099	+2.5%	12,475	12,211	+2.2%
Operating Income	4,315	3,967	+8.8%	8,627	7,844	+10.0%
Income Before Tax	4,379	3,924	+11.6%	8,792	7,592	+15.8%
Net Income	3,259	2,918	+11.7%	6,476	5,586	+15.9%
Earnings per Diluted Share	.863	.773	+11.6%	1.716	1.480	+16.0%

The change in value of the USD did not have as significant an impact on 2016 results as it did in 2015, although 2Q 2016 and 1H 2016 revenues would each have been about 1% higher using the same foreign currency exchange (FX) rates as in the prior year ("constant FX"). UTMD's FX rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 2Q and 1H 2016 compared to the same periods of 2015 follow:

	2Q 2016	2Q 2015	change	1H 2016	1H 2015	change
GBP	1.430	1.531	(6.6%)	1.431	1.522	(6.0%)
EUR	1.123	1.110	+1.1%	1.115	1.114	-
AUD	0.746	0.778	(4.2%)	0.736	0.781	(5.8%)

UTMD's revenues invoiced in foreign currencies represented 29.7% of total consolidated USD sales in 2Q 2016 and 29.0% in 1H 2016.

UTMD's FX rates for balance sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of June 2016 and the end of December 2015 follow:

	June 30, 2016	Dec 31, 2015	change
GBP	1.325	1.476	(10.2%)
EUR	1.108	1.087	+1.9%
AUD	0.744	0.729	+2.1%

UTMD profit margins in 2Q 2016 and 1H 2016 compared to 2Q 2015 and 1H 2015 follow:
	2Q 2016	2Q 2015	1H 2016	1H 2015
Gross Profit Margin (gross profit/ sales):	59.6%	58.7%	60.0%	59.2%
Operating Income Margin (operating income/ sales):	41.1%	38.2%	41.5%	38.0%
EBT Margin (profit before income taxes/ sales):	41.7%	37.7%	42.3%	36.8%
Net Income Margin (profit after taxes/ sales):	31.1%	28.1%	31.1%	27.1%

UTMD's 2Q and 1H 2016 Gross Profit Margins (GPMs) improved as a result of continued manufacturing cost improvements and better absorption of fixed costs with higher sales.

UTMD's Operating Income Margins (OIMs) in 2016 benefited from the suspension of the Medical Device Excise Tax in the U.S. and the favorable FX impact of converting UK and Australia operating expenses of UTMD's subsidiaries in those countries, in addition to the higher GPMs.

In addition to the higher OIMs, the EBT Margins (EBTMs) were further leveraged by a gain in remeasured value of EUR cash balances in the UK in 1H 2016 compared to a loss in 1H 2015, and the lack of any interest expense in 2016.

The Net Income Margins (NIMs) improved in proportion to the EBTM improvement, as income tax provision rates were comparable for the same periods in both years.

Earnings Per Share (EPS) for the most recent twelve months ending June 30, 2016 (TTM) were $3.38.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, TTM consolidated earnings before taxes, excluding the remeasured bank balance currency loss or gain and interest expense, were $19,686.

Compared to the end of June a year earlier, UTMD's cash balances increased $10.2 million.  June 30, 2016 cash balances increased $6.1 million from December 31, 2015.  UTMD's current ratio as of June 30, 2016 was 7.6, compared to 5.6 a year earlier and 8.1 at year-end 2015.  The balance of Intangible Assets declined $7.6 million from a year earlier due to amortization and a 16% weaker GBP FX rate.  Intangible assets were 43% of total assets on June 30, 2016 compared to 53% a year earlier, and 49% at year-end 2015.

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

Total 2Q 2016 consolidated sales were $93 (+1%) higher than in 2Q 2015, and $161 (+1%) higher in 1H 2016 than in 1H 2015. Constant FX consolidated sales in 2Q 2016 were another $103 higher, and 1H 2016 constant FX sales were an additional $235 higher.  As a result, constant FX sales in 2Q 2016 and 1H 2016 were up 2%.  Comparing 2Q 2016 to 2Q 2015, total U.S. domestic sales were 9% lower and outside the U.S. (OUS) sales were 11% higher. First half 2016 U.S. domestic sales were 5% lower than in 1H 2015 and OUS sales in 1H 2016 were 7% higher than in 1H 2015.

U.S. domestic sales, which are obviously not affected by FX rate volatility, were 9% ($492) lower in 2Q 2016 than in 2Q 2015, and 5% ($574) lower in 1H 2016 than in 1H 2015.  The components of domestic sales include 1) "direct sales" of UTMD's medical devices to user facilities (and med/surg stocking distributors for hospitals), 2) "OEM sales" of components and other products manufactured by UTMD for other medical device and non-medical device companies, and  3) sales of Filshie Clip System devices by UTMD's UK subsidiary, Femcare-Nikomed Ltd, to CooperSurgical Inc. (CSI) for distribution in the U.S. under an exclusive distribution agreement between CSI and Femcare executed prior to UTMD's acquisition of Femcare in 2011.

The reason for the lower domestic sales was lower sales of Femcare's Filshie Clip System devices to CSI. Sales to CSI were $457 (36%) lower in 2Q 2016 compared to 2Q 2015, and $716 (26%) lower in 1H 2016 compared to 1H 2015.  Femcare's Filshie Clip System sales to CSI were 17% of total domestic sales in 2Q 2016 compared to 24% in 2Q 2015, and 20% in 1H 2016 compared to 26% in 1H 2015. On the other hand, domestic OEM sales, representing 14% of total domestic sales in both 2Q and 1H 2016, were $107 (+18%) higher in 2Q 2016 than in 2Q 2015, and were $227 (+19%) higher in 1H 2016 than in 1H 2015. Domestic direct sales were $141 (4%) lower in 2Q 2016 than in 2Q 2015, and were $85 (1%) lower in 1H 2016 than in 1H 2015.  Domestic sales were 46% of total consolidated sales in 2Q 2016 compared to 51% in 2Q 2015, and 48% in 1H 2016 compared to 52% in 1H 2015.

OUS sales in 2Q 2016 were $584 (+11%) higher than in 2Q 2015, and 1H 2016 sales were $735 (+7%) higher than in 1H 2015, despite the fact that both the GBP and AUD FX rates were 6% lower in 1H 2016.  Transaction-weighted 2Q 2016 OUS sales invoiced in foreign currencies, which represented 29.7% of total consolidated sales when converted to USD, were reduced 3.2% as a result of the lower 2016 FX rates detailed in the table above. Transaction-weighted 1H 2016 OUS sales invoiced in foreign currencies, which represented 29.0% of total consolidated sales when converted to USD, were reduced 3.7% as a result of the lower 2016 FX rates detailed in the table above.

Ireland subsidiary shipments, including trade sales to international third parties as well as intercompany sales, were EUR 2,227 in 2Q 2016 compared to EUR 1,542 in 2Q 2015,  and EUR 3,906 in 1H 2016 compared to 3,269 in 1H 2015.  UTMD's Ireland subsidiary manufactures and distributes UTMD devices, including all single-patient use Sterishot Filshie Clip System kits, to international distributors, including UTMD subsidiaries in the UK and Australia for direct distribution to clinical end-user facilities within their local markets.  The increases represent higher OUS sales for all products manufactured by Ireland, but also reflect period-to-period fluctuations from the fact that international distributors tend to order less frequently in larger quantities to minimize transportation, duties/customs and other administrative costs.  UTMD Ireland 1H 2016 direct sales to Ireland domestic clinical facilities were 2% higher in EUR.

Shipments by UTMD's UK subsidiary, Femcare-Nikomed Ltd ("Femcare UK"), were GBP 1,538 in 2Q 2016 compared to GBP 1,738 in 2Q 2015, and GBP 3,332 in 1H 2016 compared to GBP 3,867 in 1H 2015.  Included in the Femcare UK sales were the sales of Filshie Clip System devices to CSI.  Femcare UK sales to CSI are invoiced in fixed USD, so GBP sales declined less than in USD terms due to the lower GBP FX rate in 2016.  In GBP terms, sales to CSI were GBP 261 (31%) lower in 2Q 2016 compared to 2Q 2015, and GBP 385 (21%) lower in 1H 2016 compared to 1H 2015.  Femcare UK direct sales to UK domestic clinical facilities in 1H 2016 were 9% higher in GBP.

Sales by UTMD's Australia subsidiary ("Femcare Australia") to Australia end-user clinical facilities in 2Q 2016 were AUD 850 in 2Q 2016 compared to AUD 881 in 2Q 2015, and AUD 1,574 in 1H 2016 compared to AUD 1,636 in 1H 2015.    UTMD believes that the 4% lower sales in 2016 are due to more difficult economic conditions for patients in Australia.

The following table provides USD denominated sales divided into general product categories for total sales, and the subset of OUS sales:

Global revenues by product category:

	2Q 2016	2Q 2015	1H 2016	1H 2015
Obstetrics	$1,092	$1,174	$2,200	$2,309
Gynecology/ Electrosurgery/ Urology	5,465	5,758	11,192	11,712
Neonatal	1,518	1,680	3,172	3,213
Blood Pressure Monitoring and Accessories*	2,415	1,785	4,227	3,396
Total:	$10,490	$10,397	$20,791	$20,630

OUS revenues by product category:

	2Q 2016	2Q 2015	1H 2016	1H 2015
Obstetrics	$132	$197	$313	$382
Gynecology/ Electrosurgery/ Urology	3,474	3,325	6,827	6,736
Neonatal	576	565	1,189	1,020
Blood Pressure Monitoring and Accessories*	1,522	1,033	2,382	1,838
Total:	$5,704	$5,120	$10,711	$9,976
*includes molded components sold to OEM customers.

Large 2Q 2016 OUS distributor orders for BPM kits from China and South America offset the substantially lower sales of Filshie Clip System devices to CSI in the U.S. OUS sales of Filshie Clip System devices, however, helped increase Gynecology product sales in 2Q 2016.

Looking forward, sales in 3Q 2016 may be $800 lower than in either 1Q or 2Q 2016. CSI's fixed order for 3Q 2016 is less than half that of 3Q 2015 ($420 lower). The GBP FX rate in late 2Q 2016 due to BREXIT is about 14% lower than the GBP FX rate in 3Q 2015. The incremental 8% negative FX rate impact on GBP sales may lead to about $100 in additional lower 3Q 2016 consolidated USD sales. The distributor orders in 2Q 2016 for BPM kits represented about a $400 blip over normal.  Because the Company focused on meeting the increased international distributor BPM demand in 2Q 2016, it did not timely meet demand from its direct domestic business as a result of production capacity limitations, particularly in Utah.  Because the resulting $200 ending backlog for fast turnaround direct domestic orders carried over to 3Q 2016, with improved production capacity planning, we expect higher 3Q 2016 domestic direct sales compared to 2Q 2016.  OEM sales, which are also included in the BPM category, are expected to continue to grow in the second half of the year.

c) Gross Profit (GP)

GP results from subtracting the cost of manufacturing products (direct materials, direct labor and manufacturing overhead), or the purchase price of finished products which are resold, from revenues. At UTMD, manufacturing overhead costs fully absorb indirect costs including depreciation on manufacturing equipment and facilities, quality assurance, materials requirements planning and purchasing, manufacturing engineering, production supervision, shipping, royalties paid to other entities and health plan benefits for both direct and indirect manufacturing personnel.   GP in 2Q 2016 was $6,252 (59.6% GPM) compared to $6,099 (58.7% GPM) in 2Q 2015. In 1H 2016, GP was $12,475 (60.0% GPM) compared to $12,211 (59.2% GPM) in1H 2015. UTMD's Ireland manufacturing subsidiary, in particular, continued improving its productivity with 1H 2016 manufactured product shipments up 18% while direct labor and manufacturing overhead costs were only up 11%.

d)  Operating Income (OI)

OI is the profit remaining after subtracting operating expenses from GP.  Operating expenses (OE) include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses.  OI in 2Q 2016 was $4,315 (41.1% OIM) compared to $3,967 (38.2% OIM) in 2Q 2015, and $8,627 (41.5% OIM) in 1H 2016 compared to $7,844 (38.0% OIM) in 1H 2015.

Consolidated USD-denominated 2Q 2016 OE were $1,937 (18.5% of consolidated revenues) compared to $2,132 in 2Q 2015 (20.5% of consolidated revenues).  Consolidated OE were $3,848 in 1H 2016 (18.5% of revenues) compared to $4,367 in 1H 2015 (21.2% of revenues).  In contrast to Revenues, in the case of OE, the lower FX rates were accretive to financial results.  OE of UTMD's foreign subsidiaries in the aggregate in 2Q 2016 and 1H 2016 would have been $60 and $113 higher, respectively, with constant FX.

Consolidated S&M expenses in 2Q 2016 were $457 (4.4% of sales) compared to $552 (5.3% of sales) in 2Q 2015.  Consolidated S&M expenses in 1H 2016 were $862 (4.1% of sales) compared to $1,125 (5.5% of sales) in 1H 2015.  The U.S. Medical Device Excise Tax (MDET), initially imposed as a component of the Patient Protection and Affordable Care Act (Obamacare), levied in 2015 as 2.3% of domestic sales of medical devices, was suspended by Congress for the years 2016 and 2017.  The MDET included in S&M expenses in 2Q and 1H 2015 was $70 and $138, respectively.

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

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of instruction materials developed for the use of its products. UTMD provides customer support from offices in the U.S., UK, Ireland and Australia by telephone, and employed representatives on a geographically dispersed basis, to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians.  All inservice and training expenses are routinely expensed as they occur.  All of these services are allocated from S&M overhead costs included in OE.  Historically, marginal consulting costs have been immaterial to financial results.

R&D expenses were $119 (1.1% of sales) in 2Q 2016 compared to $140 (1.4% of sales) in 2Q 2015, and $229 (1.1% of sales) in 1H 2016 compared to $296 (1.4% of sales) in 1H 2015. R&D expenses were lower after the completion of internal development of a new L&D device, the CVX-Ripe™, designed to provide a mechanical means of ripening the cervix at term gestation that will reduce the time needed to allow induction of labor, and to reduce the total time of active labor needed to achieve a successful vaginal delivery. The CVX-Ripe catheter was commercially introduced in fourth quarter 2015 after gaining U.S. FDA concurrence with UTMD's 510-K submission.

Consolidated G&A expenses in 2Q 2016 were $1,361 (13.0% of sales) compared to $1,439 (13.8% of sales) in 2Q 2015, and $2,757 (13.3% of sales) in 1H 2016 compared to $2,946 (14.3% of sales) in 1H 2015. Consolidated G&A expenses included non-cash expense from the amortization of identifiable intangible assets (IIA) resulting from the Femcare acquisition of $572 (5.4% of consolidated revenues) in 2Q 2016 and $1,148 (5.5% of consolidated revenues) in 1H 2016, compared to $618 (5.9% of consolidated revenues) in 2Q 2015 and $1,230 (6.0% of consolidated revenues) in 1H 2015.  The period to period differences in IIA amortization expense were predominantly FX-related since the IIA amortization expense was GBP 802 in 1H 2016 compared to GBP 808 in 1H 2015.

In addition to IIA amortization, G&A expenses also include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley and Dodd-Frank Acts, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $21 in 2Q 2016 compared to $22 in 2Q 2015, and $42 in 1H 2016 compared to $44 in 1H 2015.

Summary comparison of (USD) consolidated operating expenses:
	2Q 2016	2Q 2015	1H 2016	1H 2015
S&M Expense	$457	$552	$862	$1,125
R&D Expense	119	140	229	296
G&A Expense	1,361	1,439	2,757	2,946
Total Operating Expenses:	$1,937	$2,132	$3,848	$4,367

e)  Non-operating expense (NOE)/ Non-operating income (NOI)

NOE/NOI includes the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK and GBP cash balances in Ireland in USD terms; and 3) income from rent of underutilized property, investment income and royalties received from licensing the Company's technology.   Net NOI in 2Q 2016 was $64 compared to net $43 NOE in 2Q 2015. In other words, total net NOE was $107 lower in 2Q 2016 compared to 2Q 2015. Net NOI in 1H 2016 was $165 compared to $252 NOE in 1H 2015. In other words, total NOE was $417 lower in 1H 2016 compared to 1H 2015.   Two key components follow: Interest expense in 2Q and 1H 2016 was zero. The loans obtained to help finance the acquisition of Femcare in 1Q 2011 were fully repaid in 1Q 2015 at an expense of $65 including accrued interest and bank fees. The total gain on remeasured foreign currency balances in 2Q 2016 was $38 compared to a loss of $61 in 2Q 2015, contributing a $99 lower net NOE. In 1H 2016, the total gain on remeasured foreign currency balances was $111 compared to a loss of $229 in 1H 2015, contributing a $340 lower net NOE.

f)  Income Before Tax (EBT)

Income before taxes (EBT) results from subtracting net NOE from, or adding net NOI to, as applicable, OI. Consolidated 2Q 2016 EBT was $4,379 (41.7% EBTM) compared to $3,924 (37.7% EBTM) in 2Q 2015. Consolidated 1H 2016 EBT was $8,792 (42.3% EBTM) compared to $7,592 (36.8% EBTM) in 1H 2015. The $1,200 higher 1H 2016 EBT was due to $783 higher OI coupled with $65 lower interest expense and a remeasured foreign currency bank balance gain of $111 in 1H 2016 compared to a loss of $229 in 1H 2015.

The EBT of Utah Medical Products Ltd. (Ireland) was EUR 1,600 in 1H 2016 compared to EUR 1,272 in 1H 2015. The EBT of Femcare Group Ltd (Femcare-Nikomed, Ltd., UK and Femcare Australia) was GBP 1,808 in 1H 2016 compared to GBP 1,709 in 1H 2015.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2016 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense ("adjusted consolidated EBITDA") were $5,098 compared to $4,793 in 2Q 2015. The $305 higher 2Q 2016 adjusted consolidated EBITDA resulted primarily from the combination of $454 higher EBT, $99 lower loss on remeasured foreign currency and $47 lower IIA amortization expense. Adjusted consolidated EBITDA in 1H 2016 were $10,200 compared to $9,491 in 1H 2015. The $709 higher 1H 2016 EBITDA resulted from the combination of $1,200 higher EBT, $340 lower loss on remeasured foreign currency balances and $82 lower IIA amortization expense.

g)  Net Income (NI)

NI is EBT minus a provision for income taxes. UTMD's consolidated NI in 2Q 2016 of $3,259 was 12% ($341) higher than the NI of $2,918 in 2Q 2015.  The consolidated income tax provision rates in both periods were 25.6%. NI in 1H 2016 of $6,476 was 16% ($890) higher than the NI of $5,586 in 1H 2015. The consolidated income tax provision rates were 26.3% in 1H 2016 and 26.4% in 1H 2015. UTMD's income tax provision is trued-up each quarter for cumulative year-to-date estimated income tax liability. UTMD's NIM was 31.1% in both 2Q 2016 and 1H 2016. The NIMs for 2Q 2015 and 1H 2015 were 28.1% and 27.1% respectively.

h)  Earnings Per Share

Earnings per share (EPS) are consolidated NI divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e., have exercise prices below the applicable period's weighted average stock market value).  EPS in 2Q 2016 were $.863 and in 1H 2016 were $1.716.  Consistent with the percentage increases in EBT and NI, 2Q 2016 EPS increased 12% (9.0 cents) compared to 2Q 2015, and 1H 2016 EPS increased 16% (23.6 cents) compared to 1H 2015. Looking forward, the 2H 2016 is unlikely to match 1H 2016 EPS performance because of the projected lower CSI demand for Filshie Clip System devices, the weaker GBP after BREXIT and the normalization of high 1H international distributor orders for BPM devices. Despite the unexpected CSI and BREXIT negative impacts on 2H 2016, management believes that it will be able to meet or exceed its financial projection for the 2016 year that was provided stockholders at the beginning of the year in the 2015 SEC Form 10-K.

The weighted average number of diluted shares outstanding used to calculate 2Q 2016 EPS were 3,776,304 compared to 3,773,431 in 2Q 2015.  The number of shares added as a dilution factor in 2Q 2016 was 17,906 compared to 18,521 in 2Q 2015.  Increases and decreases in UTMD's stock price impact EPS as a result of the dilution calculation for unexercised options with exercise prices below the average stock market value during each period. Diluted shares outstanding used to calculate 1H 2016 EPS declined to 3,773,453 from 3,774,964 in 1H 2015.  The number of shares added as a dilution factor in 1H 2016 was 17,899 compared to 22,359 in 1H 2015.

Actual outstanding shares at the end of 2Q 2016 were 3,759,670 which included 1H 2016 employee and outside director option exercises of 8,985 shares.  The number of shares used for calculating earnings per share was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at June 30, 2016 was 51,861 shares at an average exercise price of $39.59/ share, including shares awarded but not vested. This compares to 67,719 unexercised option shares outstanding at June 30, 2015 at an average exercise price of $38.75/ share. No option shares have been awarded to date in 2016.

UTMD has not repurchased any of its shares in the open market to date in 2016. During 1H 2015, UTMD repurchased 4,000 of its shares in the open market at an average cost, including commissions and fees, of $53.87 per share ($215 total). UTMD retains its program for repurchasing shares when they seem undervalued.

i)  Return on Equity (ROE)

ROE is the portion of NI retained by UTMD to internally finance its growth, divided by the average accumulated stockholders' equity for the applicable time period.  Annualized ROE in 1H 2016 (before payment of dividends to stockholders) was 18% compared to 17% in 1H 2015.  The higher ROE in 1H 2016 was due to the increase in NI. Targeting a high ROE over 20% remains a key financial objective for UTMD management.  ROE can be increased by effectively deploying capital to increase NP, or by reducing stockholders' equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)  Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $7,729 in 1H 2016 compared to $5,733 in 1H 2015. The most significant change in the two periods was the $890 increase in net income.  Other changes include a $431 benefit to cash from higher accrued expenses, a $423 benefit from a larger increase in accounts payable, and a $378 benefit from a smaller increase in accounts receivable in 1H 2016 compared to 1H 2015.

The Company's elimination of its bank loan principal balance in 1Q 2015 was the most significant use of cash in either period. UTMD repaid the remaining $4,778 principal on its notes in February 2015. UTMD made cash dividend payments to stockholders of $976 in 1H 2016 compared to $957 in 1H 2015.

Capital expenditures for property and equipment (PP&E) were $90 in 1H 2016 compared to $109 in 1H 2015. Depreciation of PP&E was $298 in 1H 2016 compared to $301 in 1H 2015. Capital expenditures required to enhance manufacturing and communications capabilities during 2016 are expected to be higher than in 2015 as a whole.

In 1H 2016, UTMD received $257 and issued 8,485 shares of its stock upon the exercise of employee and outside director stock options, net of 500 shares retired upon optionees trading those shares in payment of the stock option exercise price.  Option exercises in 1H 2016 were at an average price of $32.06 per share.  In comparison, in 1H 2015 the Company received $203 from issuing 12,825 shares of stock on the exercise of employee and director stock options, net of 5,794 shares retired upon optionees trading those shares in payment of the stock option exercise price and related taxes. Option exercises in 1H 2015 were at an average price of $28.36 per share.

UTMD repurchased and retired 4,000 of its own shares during 1H 2015 at a cost of $215. No shares were repurchased in 1H 2016.

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

k)  Assets and Liabilities

June 30, 2016 total consolidated assets of $81,043 increased $1,868 from December 31, 2015. The increase was due to a $6,117 increase in cash from net income and the fact that the stockholder dividend declared in November 2015 was paid in December prior to the end of the year instead of early in 2016, offset by a $4,305 decrease in net intangible assets. The intangible asset decrease was primarily comprised of amortization of $1,179 and a decline of $3,712 due to the weaker GBP. Other balance sheet changes in assets since the end of 2015 include a $380 increase in net trade receivables (trade A/R) due to higher 1H 2016 sales.  Despite the increase, A/R remain very current at an average of 35 days based on the most recent three months' sales activity.  A/R over ninety days from invoice date represent 2% of total A/R, and are fully reserved.  Consolidated inventories declined $94, resulting in 4.0 average inventory turns based on 1H 2016 cost of goods sold. Consolidated net property, plant and equipment decreased a net amount of $178 at June 30, 2016 from the end of 2015 due to changing FX rates noted above, $90 in new asset purchases and $298 in depreciation.

Working capital (current assets minus current liabilities) was $34,040 at June 30, 2016, compared to $28,807 at December 31, 2015.  The increase was due to the increase in cash, which is included in current assets.  Seventy-five percent of UTMD's June 30, 2016 current assets of $39 million was cash. Current liabilities increased $1,118, including a $711 increase in accrued liabilities (A/L)  and a $407 increase in accounts payable (A/P).  The higher current liability balances on June 30, 2016 were due to a higher income tax accrual due to higher 1H 2016 EBT, the early payment of a stockholder dividend prior to the end of 2015 compared to the quarterly dividend which was included in A/L on June 30, 2016 and seasonally low A/P at the end of the year on December 31, 2015. Typical current liabilities balances at UTMD's current level of operations are about $5 million plus any applicable accrued stockholder dividends. UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital investments, projected cash dividend payments to stockholders and opportunistic repurchases of its shares.

June 30, 2016 intangible assets (goodwill plus other intangible assets) declined $4,305 from the end of 2015.  The decrease was due to the lower FX rate for GBP Femcare intangibles as of June 30, 2016 compared to year-end 2015 plus $1,179 1H 2016 amortization of identifiable intangible Femcare assets.  At June 30, 2016, net intangible assets including goodwill were 43% of total consolidated assets, compared to 49% at year-end 2015 and 53% at June 30, 2015.

UTMD eliminated all of its remaining bank debt in February 2015. The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $3,784 at June 30, 2016 compared to $4,452 at December 31, 2015 and $5,370 at June 30, 2015.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare identifiable intangible assets. UTMD's total debt ratio (total liabilities/total assets) as of June 30, 2016 and as of December 31, 2015 was 12%.  UTMD's total debt ratio as of June 30, 2015 was 15%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP) and in Australia denominated in the Australia Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9028, .9203 and .8966 EUR per USD as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively.  Exchange rates were .7545, .6774 and .6359 GBP per USD as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively.  Exchange rates were 1.3433, 1.3710 and 1.2986 AUD per USD on June 30, 2016, December 31, 2015 and June 30, 2015, respectively.  UTMD manages its foreign currency risk without separate hedging transactions by conducting as much business in local currencies as is practicable, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

UTMD did not purchase any of its own securities during 2Q 2016.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/8/16	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/8/16	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer