Form 10-K
period 2016-12-31
UTAH MEDICAL PRODUCTS INC
filed 2017-03-08
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  As of June 30, 2016, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $211,926,960.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of March 7, 2017, common shares outstanding were 3,714,930.
DOCUMENTS INCORPORATED BY REFERENCE.  The Company's definitive proxy statement for the Annual Meeting of Stockholders is incorporated by reference into Part III, Item 10, 11, 12, 13 and 14 of this Form 10-K.

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

Domestically, UTMD's medical devices are sold directly to clinical end user facilities by the Company's own direct sales representatives and independent manufacturers' representatives.  In addition, some of UTMD's devices are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers.  Outside the U.S. (OUS), products are now sold directly to end users in Canada, the United Kingdom (UK), France, Ireland and Australia, and through other medical device companies and through independent medical products distributors in many other countries.  UTMD has representation globally in all major developed countries as well as many underdeveloped countries through several hundred distributors, 133 of which purchased at least five thousand dollars in UTMD medical devices during 2016.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $116,269 in the form of share repurchases, and an additional $45,986 in cash dividends, to its public stockholders.

Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed in 1995 to better serve UTMD's OUS customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  In 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries. The addition of Femcare provided product and distribution channel diversification and expansion.  Sales of the products, or derivatives of the products, from the four acquisitions noted above, comprised 59% of UTMD's consolidated 2016 sales.  In late 2016, UTMD formed Utah Medical Products Canada Ltd (dba Femcare Canada) as a distribution operation to directly serve Canadian medical facilities.

UTMD's corporate headquarters are located at 7043 South 300 West, Midvale, Utah 84047 USA.  The corporate office telephone number is 01 (801) 566‑1200.  Ireland operations are located at Athlone Business and Technology Park, Athlone, County Westmeath, Ireland.  The Ireland telephone number is 353 (90) 647-3932.  United Kingdom operations are located at Stuart Court, Spursholt Place, Salisbury Road, Romsey, Hampshire SO51 6DJ, UK.  The UK phone number is 44 (179) 452-5100.  Australia operations are located at Unit 12, 5 Gladstone Road, Castle Hill, NSW 2154, Australia.  The Australia phone number is 612 9045 4110.  Canada operations are located at 6355 Kennedy Road #15, Mississauga, ON L5T 2L5, Canada. The Canada phone number is 01 (905) 795-1102.

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

•
Introduced in 1987, INTRAN was the first disposable intrauterine pressure catheter that placed the pressure transducer at the pressure source within the uterine cavity.  This design eliminated the complicated setup of fluid‑filled systems and provided more accurate pressure waveforms.  INTRAN I was discontinued in 1995 in favor of the more widely preferred INTRAN PLUS.

•
INTRAN PLUS was introduced in 1991.  The INTRAN PLUS catheter combines the transducer tip concept of INTRAN I with a refined tip design, a zeroing switch or button that allows the clinician to reset the reference of the monitor, and a dedicated amniolumen which provides access to the amniotic fluid environment which may be helpful in the diagnosis and intervention of certain fetal conditions.  In 1996, a viewport enhancement which allows physicians to observe amniotic fluid in a closed system was added to INTRAN PLUS.  In 1997, UTMD introduced several variations to allow user preferences in tip size, zero switch/button location and amniotic fluid visualization.

UTMD markets tocodynamometer belts, catheters and accessories as outlined above, but does not market electronic monitors, the capital equipment that processes the electrical signals.  In addition to products currently offered, UTMD has continued to investigate the feasibility of tools that enhance fetal monitoring techniques.

Vacuum-Assisted Delivery Systems (VAD).
UTMD's VAD Systems include CMI® soft silicone bell-shaped birthing cups and reusable hand-held vacuum pumps which are the safest products available for use in vacuum-assisted operative deliveries. UTMD's soft silicone cup is a bell-shaped cup design that should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated.  Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention. Although there are risks associated with vaginal operative deliveries which may currently represent 3-4% of all U.S. hospital births, the procedures are generally regarded as safer long term for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations.  UTMD's bell-shaped soft silicone TENDER TOUCH® cups enjoy a low reported complication rate compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System (MAUDE) which publicly lists serious injuries reported by hospitals using specific brand names of products.

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

The primary distinction of GESCO products is that they were developed with the special needs of the neonate in mind, not just cut-down or smaller versions of adult devices.  For example, in the case of invasive catheters, the introducer, the soft rounded distal tip, mode of securing to the patient after insertion to avoid migration, luer-locking hub with minimal dead space, number of lumens, catheter radiopaque striping for visualization, variations in catheter lengths and diameters and special packaging are all features specially designed for neonates. UTMD continues to modify product features to incorporate current neonatal practitioner preferences.

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

In 2000, UTMD gained FDA premarketing clearance of a PICC family of products specifically designed to minimize trauma to the critically ill neonate, named PICC-NATE®.  The PICC-NATE product line was designed with the input of experienced neonatal medical practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling.  The soft, strong silicone PICC-Nate comes in two diameter sizes and two hub configurations.  In early 2003, UTMD added a Tecoflex polyurethane version that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion.

In 2006, UTMD developed a unique enteral feeding-only extension set named NUTRI-LOK® that addresses important safety risks in the NICU – inadvertent connections with IV lines and inadvertent disconnections of components of the system spanning the dispensing container through the infusion catheter.    In October 2007, UTMD added dispensing syringes with interlocking connectors to its NUTRI-CATH/NUTRI-LOK family of enteral feeding devices.  In 2008, UTMD expanded the NUTRI-LOK system with specialty extension sets for GI tubes and for continuous connection to a fluid pump. In 2009, UTMD added a Kangaroo bag for larger feeds along with other NUTRI-LOK accessories.  In 2011, UTMD added variations in adapters and extension sets used with NUTRI-CATH.  Recognizing the important need to prevent misadministration of enteral feeding or medication by the wrong route, the FDA in February 2015 released its final guidance, "Safety Considerations to Mitigate the Risks of Misconnections with Small Bore Connectors Intended for Enteral Applications."  The guidance includes compliance with ISO 80369-3 standard connectors. This new standard was released to create a universal connection that is not compatible with a luer connection or any other type of small bore medical connector.  In 2016, UTMD introduced an alternative enteral feeding family of devices incorporating ENFit™ ISO 80369-3 compliant connectors.  These purple connectors replace the current Nutri-Lok connectors on catheters and extension sets. UTMD also distributes ENFit oral syringes.

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

UTMD expects to continue to improve and expand its neonatal product line, seeking to reinforce a reputation as having the most reliable and developmentally-friendly specialty products available for the NICU.

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

EPITOME®
EPITOME is an electrosurgical scalpel which delivers precise performance in surgical incision and excision with hemostasis while minimizing thermal side effects.  Where rapid yet precise dissection of dense tissue is necessary, such as in mammaplasty or abdominoplasty, UTMD believes that EPITOME has no close substitute.  Furthermore, an independent study concludes that the EPITOME scalpel provides a significant improvement over other devices in wound healing.  EPITOME allows a rapid incision without countertraction, yielding limited morbidity, less post-surgical pain and cosmetically superior results.   EPITOME is useful where minimization of thermal tissue injury is important but control of bleeding needed. A bendable version of EPITOME with a smaller active electrode was introduced in 1998.  Designed to significantly reduce the chance of tissue burns due to inadvertent electrode contact and where a smaller, bent scalpel tip is needed, the bendable EPITOME is of particular value, e.g., to thoracic surgeons in harvesting the internal mammary artery during coronary artery bypass surgery, as well as to otolaryngologists for tonsillectomies or uvulopalatoplasties.

FILSHIE CLIP System
UTMD acquired the Filshie Clip System as part of its acquisition of Femcare in March 2011. In 2016, sales of Filshie Clips, applicators and accessories represented 31% of UTMD's total U.S. Dollar denominated sales. The Filshie Clip is a female surgical contraception device used for tubal ligation, i.e., placed on the fallopian tubes, generally laparoscopically, but also post partum during a C-Section procedure. The Filshie Clip, in use for over 30 years, is the safest and most effective tubal occlusive device, is as easy or easier to place as any of the traditional techniques and much easier than the Essure hysteroscopic device, and has a substantially higher probability of reversibility when compared to all of the other approaches for women who later decide they may like to get pregnant. Femcare has obtained numerous regulatory approvals for the Filshie Clip System, which in 2017 is being sold directly by UTMD to medical facilities in Canada, Ireland, France, the U.K. and Australia and through specialty distributors in many other countries.

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

In more recent years, hysteroscopic sterilization has been introduced as an alternative to laparoscopic tubal ligation. The competing device is the ESSURE by Conceptus, Inc. (acquired by Bayer AG in 2013).  The device, considered a permanent implant, is inserted transvaginally.  Bayer reports that Essure is similar to the Filshie Clip in its sterilization effectiveness as measured after successful application, but Essure's "typical" effectiveness including reported misapplication rate has been documented in the medical literature to be substantially lower. Filshie Clips are immediately effective upon application and do not require follow-up physician visits. Essure takes some time after placement to become effective, requiring interim alternative contraception and an additional subsequent procedure to confirm that the tubes are blocked.  Essure is not reversible (allowing later pregnancy) without significant surgical intervention and post-operative patient pain is reportedly significantly greater than using Filshie Clips. In 2016, the safety and effectiveness of Essure came under increased scrutiny by the FDA.  In February 2017, Brazil's National Health Surveillance Agency, Anvisa (Agencia Nacional da Vigilancia Sanitaria), suspended and recalled Essure from the Brazil market.

The U.S. FDA released the Filshie Clip for marketing in 1996 after a Femcare PMA submission. Now the Filshie Clip is effectively marketed in the U.S. through an exclusive distribution agreement with CooperSurgical Inc. (CSI).  In 2016, sales to CSI by Femcare represented 24% of total global Filshie Clip System sales.  In late 2016, the FDA approved the use of Femcare's Sterishot single use applicator for applying Filshie clips. An applicator is a precision instrument which closes the implanted Filshie clip on the Fallopian tube to achieve proper permanent tubal ligation. Reused applicators require extra handling, cleaning, resterilization and storage which have the potential to damage or misalign the delicate mechanism. Timely periodic servicing and recalibration is needed.  In addition, the reuse of a surgical instrument introduces the possibility of infection if not properly cleaned and resterilized between procedures.  The precalibrated, single use sterile Sterishot eliminates these safety, effectiveness and cost exposures. After more than seven years since being introduced outside the U.S. (OUS), the patented Sterishot is used in the majority of Filshie clip ligation procedures OUS.

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

ENDOCURETTE™
In cooperation with Mayo Clinic, UTMD developed an advanced curette for uterine endometrial tissue sampling in the doctor's office.  The sampling procedure is intended primarily to rule out precancer or cancerous change of the uterus in premenopausal women with abnormal uterine bleeding, or women with postmenopausal bleeding.  The device is part of a class of catheters designed to be used without dilatation of the cervix and without general anesthetic.  The inherent weakness of this type of device, which is related to its small size, is that it may not remove enough tissue of the endometrium for an accurate histologic assessment, in contrast to a more invasive D&C hospital procedure.  The tip of the EndoCurette was specially designed to obtain a more thorough tissue specimen compared to other catheters used without the need for dilatation, and without an increase in patient discomfort.

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

Blood Pressure Monitoring:
DELTRAN® Disposable Pressure Transducer (DPT)
In pressure monitoring, a transducer is used to convert physiological (mechanical) pressure into an electrical signal that is displayed on electronic monitoring equipment.  UTMD developed and is now distributing its disposable transducer as a stand‑alone product, and as a component in sterile blood pressure monitoring kits through direct representatives and other medical companies in the U.S., as well as independent distributors and other medical device companies OUS.

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

MARKETING and COMPETITION

UTMD divides its sales into "domestic" U.S. sales and "outside the U.S." sales, which are finished device and component sales to entities outside the U.S.

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

In 2016, UTMD sold components and finished devices to 139 other companies in the U.S. (OEM sales). For over 38 years, the Company has utilized its manufacturing capabilities and engineering know-how to produce high quality components and finished devices for other companies.  For U.S. companies which wish to distribute their products outside the U.S., UTMD's maintenance of certification to current ISO 13485 medical device quality standards is an important benefit.  UTMD's website, which lists its capabilities, is often the basis for contacts for new OEM work.

Although there are other manufacturers in the U.S. with similar manufacturing capabilities, UTMD's primary competition comes from East Europe, India and China device component manufacturers which have much lower wage rate structures. To the extent that the U.S. Dollar (USD) gains strength in any period of time against foreign currencies, UTMD's ability to be cost-competitive with foreign manufacturers is diminished.

2)  Outside the U.S. sales.
OUS sales in 2016, as a percentage of consolidated total USD sales, represented 50% compared to 49% in 2015.  The increased strength of the USD in 2016 reduced UTMD's foreign currency sales by $600 (5%).  Prior to 2011, with only a few exceptions, UTMD's OUS sales were to other medical device companies and distributors, not to clinical end user facilities. After the acquisition of Femcare in 2011, UTMD began a transition to marketing directly to end users in countries where the Filshie Clip System had achieved significant acceptance. This also allows increased distribution opportunities for other UTMD devices which previously did not have significant third party distributor interest.  In 2017, UTMD is distributing directly to medical facilities in Canada, the UK, France, Ireland and Australia. The Company's devices are also sold OUS through over 300 independent regional distributors. UTMD's website provides information that frequently results in unsolicited contacts from OUS entities.

DISTRIBUTION

An important success factor in the medical device industry is access to medical practitioners.  In the U.S., the hospital supplier environment has consolidated as a result of group purchasing organizations (GPOs), or their equivalents.  It is UTMD's assessment that U.S. hospitals are not currently saving costs under GPO contracts when it comes to specialty medical devices that can reduce complications, utilization rates, clinician time and unwanted side effects, because administrators are focused purely on out-of-pocket costs and miss the broader total cost of care issues.

The longer term overall cost of care in the U.S. will continue to increase, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace as a result of unnecessary regulatory and other purely administrative burdens. The length of time and number of administrative steps required in evaluating new products for use in hospitals has grown substantially. As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long term supply agreements for existing products. UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company's approach or demand too great a financial or administrative burden.

When U.S. hospital customers request it, UTMD provides its devices through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors comprised 14% of total domestic direct sales (excluding Filshie Clip System sales to CSI).

  In the U.S., Canada, Ireland, France, the UK and Australia, UTMD sells its products through its own directly employed sales force, independent consultants and selective independent manufacturer representatives.  Direct sales representatives focus on applications for UTMD devices where customer training and support may be important.  The direct sales force is comprised both of "outside" representatives operating remotely in specific geographic areas, and "inside" representatives who operate primarily by telephone from corporate offices.  Direct representatives are trained to understand the medical procedures being performed within UTMD's clinical focus. Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with specific solutions to clinical issues. In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs.

Additionally, UTMD sells component parts as well as finished devices to other companies for use with their product lines.  This OEM distribution channel is simply maximizing utilization of manufacturing capabilities that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD's direct distribution and marketing programs.

Outside the U.S., the Company distributes directly to end user facilities in Canada, the UK, France, Ireland and Australia, and sells to over 300 regional distributors and OEMs (other medical device manufacturers and/or distributors) in over a hundred countries. Ten percent of UTMD's independent OUS distributors represented 81% of UTMD's indirect OUS sales in the years of 2014 - 2016.

NEW PRODUCT DEVELOPMENT

New product development has been a key ingredient to UTMD's market identity.  Product development takes several interrelated forms: 1) improvements, enhancements and extensions of current product lines in response to clinical needs or clinician requests, 2) introduction of new or augmented devices that represent a significant improvement in safety, effectiveness and/or total cost of care, and 3) acquisitions of products or technology from others.  Manufacturing process development is an equally important aspect that cannot be separated from the successful design and development of devices.

Because of UTMD's reputation as a focused product developer, its financial strength and its established clinician user base, it enjoys a substantial inflow of new product development ideas.  Internal development, joint development, product acquisitions and licensing arrangements are all included as viable options in the investigation of opportunities.  Only a small percentage of ideas survive feasibility screening.  For internal development purposes, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team.  The team's objective is to have a clinically acceptable, manufacturable and regulatory-released product ready for marketing by a specific date.  Several projects, depending on the level of resources required, are underway at UTMD at any given time. About 75% of assigned projects do not succeed in attaining a product that meets all of the Company's criteria. In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition. Once a product is developed, tooled, fully tested and cleared for marketing by the applicable regulatory entity(ies) in the U.S. and/or other countries, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution, or not having access to users because of limitations in marketing and distribution resources or exclusionary contracts of GPOs.

UTMD's current product and process development projects are in the following areas: 1) augmentation and internal manufacturing of existing UTMD, 2) neonatal intensive care, 3) specialized procedures for the assessment and treatment of cervical/uterine disease, 4) labor and delivery procedures, and 5) product and process development for OEM customers. Internal product development expenses are expected to remain in the range of 1-2% of sales.

EMPLOYEES

At December 31, 2016, the Company had 173 employees, and an additional eleven subcontract employees in Utah.  The subcontract employees represent UTMD's desire to provide handicapped persons additional work opportunities, hired through the Utah state-supported Work Activity Center.  The Company also utilizes several independent consultants, some of which were prior employees. Almost all of UTMD's internally-manufactured devices are made either in Utah or in Ireland. The average tenure with the Company of the 125 employees in the U.S. is sixteen years, and of the 30 employees in Ireland is thirteen years. This experience conveys an important benefit due to the level of training required to produce consistently high quality medical devices and appreciation of how UTMD's devices provide unique benefits for clinicians and patients.  The Company's continued success will depend to a large extent upon its ability to retain skilled and experienced employees.  No assurances can be given that the Company will be able to retain or attract such employees in the future, although management is committed to providing an environment in which reliable, creative and high achieving people wish to work.

None of the Company's officers or directors is bound by restrictive covenants from prior employers that limit their ability to contribute to UTMD's programs.  All professional employees agree to a code of conduct and sign a confidentiality and non-compete agreement as a condition of employment, and as consideration for receipt of stock option awards and participation in the annual sales and management bonus program.  All employees participate in contemporaneous performance‑based bonus programs.  None of the Company's employees is represented by labor unions or other collective bargaining groups.

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company currently owns thirteen unexpired and one pending U.S. patents, numerous associated patents in sovereignties OUS and is the licensee of certain other technology. There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns thirty-one U.S. registered trademarks which have achieved significant brand recognition. The Company believes that its trademarks and tradenames, many of which have become well known in the global medical community through decades of successful use of the associated medical devices, likely have and will continue to have substantially more intangible value than its patents.

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

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2016, royalties included in cost of goods sold were $237.  Other royalties have been previously paid as a lump sum, or were incorporated into the price of acquisitions or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  UTMD's future financial performance may also depend on the marketing ability of other companies that license UTMD's technology.  During 2016 the Company received $91 in royalty income, compared to $93 in 2015 and $99 in 2014.

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

EXPORTS

UTMD regards the OUS marketplace as an important element of its growth strategy. UTMD is keenly aware that not only are OUS markets different from the U.S. market, but also that each country has its own set of driving influences that affects the dynamics of the nature of care given and medical devices used.  The Company operates four OUS facilities; in Romsey, Hampshire, England; in Castle Hill, NSW, Australia; in Mississauga, Ontario, Canada and in Athlone, County Westmeath, Ireland.  These facilities offer a number of advantages: 1) from a marketing point of view, better response to Europe, Asia, Africa and Australia customers, including a better understanding of customer needs, less costly distribution and, in the EU, duty-free access to 500 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity for meeting customer needs.

Total 2016 trade revenues in USD terms from customers OUS were $19,809 (50% of total sales), compared to $19,793 (49% of total sales) in 2015 and $21,795 (53% of total sales) in 2014. OUS trade sales (Exports) from the U.S. to OUS customers were $5,587 in 2016, $5,714 in 2015 and $5,632 in 2014.  Exports represented 28%, 29% and 26% of total OUS trade sales in 2016, 2015 and 2014, respectively.  U.S. Exports exclude Utah intercompany sales to foreign subsidiaries which distribute U.S.-made finished devices directly to end-users in Canada, the UK, France, Ireland and Australia.

For sales by OUS geographic area, please see note 10 to the Consolidated Financial Statements.

BACKLOG

Backlog is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD's non-distributor or non-OEM business requires fast response to customer orders.  Virtually all direct shipments to end user facilities are accomplished within a few days of acceptance of purchase orders. Consequently, UTMD's backlog at any point in time is comprised mainly of orders from OEM and independent OUS distributors, which purchase in larger quantities at less frequent intervals. Backlog shippable in less than 90 days was $1,774 as of January 1, 2017, $2,463 as of January 1, 2016 and $2,516 as of January 1, 2015.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors, but it is affected by uneven purchasing patterns of U.S. OEM customers and OUS distributors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device industry because devices are frequently used in inherently risky situations to help clinicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit against a company where an individual plaintiff suffers permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists. However, no such damages have been awarded against UTMD in its 38-year history of shipping many millions of devices.

UTMD in the U.S. and Ireland is self-insured for product liability risk, and reserves funds against its current performance on an ongoing basis to provide for its costs of defense should any lawsuits be filed. The Company's average cost of defense over the last twenty-four years was $19 per year, well below the deductible level of product liability insurance policies. Because the Filshie Clip is a Class III device, Femcare insures its product liability risk through a third-party insurance company at a cost of about £54 per year.  The deductible level of the Femcare policy is $150 per claim for the U.S. and Canada, and £50 elsewhere in the world.  Since acquiring Femcare in 2011, UTMD has had to (successfully) defend one patient's claim for a failed sterilization (not a serious injury claim) at a total cost of £7, during which time approximately two million clips were used.

The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.  Over the time span of the last twenty-three years, UTMD has been named as a defendant in a total of seven lawsuits.  Four lawsuits involved a patient injury related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used. The VADS devices in all four cases did conform to specifications. UTMD was ultimately dismissed as a defendant in all four VADS lawsuits, and legal costs were not material to performance. In the first of the other two lawsuits not involving a Femcare device, regarding the use of EndoCurette, there was no evidence of patient injury. The lawsuit was settled in 2010 for an immaterial amount to avoid the diversion of management time and substantial costs of litigation, even though UTMD was confident that the case was without merit. In the second, UTMD was brought into a lawsuit by a defendant physician, speculating a design deficiency in a Finesse electrosurgical generator (ESU) which had been in use for eighteen years before the injury event, and used successfully by the same physician in multiple procedures after the event. The injured patient did not allege any fault by UTMD.  The case was settled in 2012 without any UTMD involvement or liability.  Since acquiring Femcare in 2011, the Company has experienced one lawsuit regarding Femcare's devices, referenced above.  In 2014, a patient claimed damages for becoming pregnant eight years after the placement of Filshie Clips. Her medical record indicated that she chose to employ Filshie Clips after being advised by her physician that he believed there would be a 1% chance of pregnancy.  The case was dismissed after the patient who was also a malpractice attorney declined to respond in discovery.

In summary, during the last twenty-four year period of time during which over forty million finished devices were distributed by UTMD, there have been no judgments resulting from a claim of defect in UTMD's design or manufacture of its devices, or a fault in its informational materials. Presently, there are no product liability lawsuits in which UTMD is a defendant.  In the current tort system in the U.S., meritless product liability cases do get filed where aggressive attorneys calculate that a company will find it cheaper to settle for some nominal amount in lieu of potentially substantial defense costs of going to court.

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
The Company's experience in 2001-2005, when the FDA improperly sought to shut it down, highlights the ongoing risk of being subject to a regulatory environment which can be arbitrary and capricious. The risks associated with such a circumstance relate not only to the substantial costs of litigation in millions of dollars, but also loss of business, the diversion of attention of key employees for an extended period of time, including new product development and routine quality control management activities, and a tremendous psychological and emotional toll on dedicated and diligent employees.

Since the FDA reserves to itself the interpretation of which vague industry standards comprise law at any point in time, it is impossible for any medical device manufacturer to ever be confident that it is operating within the Agency's version of the law.  The unconstitutional result is that companies, including UTMD, are considered guilty prior to proving their innocence.

Premarketing submission administrative burdens and substantial increases in "user fees" increase product development costs and result in delays to revenues from new or improved devices.  It recently took two and a half years to gain FDA approval of the use of a clearly safer single use Filshie Clip applicator, which had been in use for over seven years OUS, in lieu of a reused applicator approved in the U.S. since 1996, made of substantially equivalent materials for the same intended use applying the same implanted clip.

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

As the healthcare industry becomes increasingly bureaucratic it puts smaller companies like UTMD at a competitive disadvantage:
An aging population is placing greater burdens on healthcare systems, particularly hospitals. The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years.  Smaller companies like UTMD typically do not have the administrative resources to deal with broad new administrative requirements, resulting in either loss of revenue or increased costs.  As UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain clinical users because of the existence of long term supply agreements for preexisting products, particularly from competitors which offer hospitals a broader range of products and services.  Restrictions used by hospital administrators to limit clinician involvement in device purchasing decisions makes communicating UTMD's clinical advantages much more difficult.

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

The loss of one or more key employees could negatively affect UTMD performance:
In a small company with limited resources, the distraction or loss of key personnel at any point in time may be disruptive to performance.  The Company's benefits programs are key to recruiting and retaining talented employees.  An increase in UTMD's employee healthcare plan costs, for example, may cause the Company to have to reduce coverages which in turn represents a risk to retaining key employees.

Fluctuations in foreign currencies relative to the USD can result in significant differences in period to period financial results:
Since a significant portion of UTMD's sales are invoiced in foreign currencies and consolidated financial results are reported in USD terms, a stronger USD can have negative revenue effects. Conversely, a weaker USD would increase foreign subsidiary operating costs in USD terms. For the portion of sales to foreign entities made in fixed USD terms, a stronger USD makes the devices more expensive and weakens demand.  For the portion invoiced in a foreign currency, not only USD-denominated sales are reduced, but also gross profits may be reduced because finished distributed products and/or U.S. made raw materials and components are likely being purchased in fixed USD.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 ‑ PROPERTIES

Office and Manufacturing Facilities.
UTMD is a vertically‑integrated manufacturing company.  Capabilities include silicone and plastics-forming operations including injection molding, insert and over-molding, thermoforming and extrusion; sensor production; manual and automated assembly of mechanical, electrical and electronic components; parts printing; various testing modalities; advanced packaging in clean room conditions; and a machine shop for mold‑making and fabrication of assembly tools and fixtures.  Capabilities also include an R&D laboratory for both electronic and chemical processes, software development resources, communications and computer systems networked real time OUS, and administrative offices.

At the beginning of 2017, the Company's operations were located in 110,000 square feet of facilities near Salt Lake City, Utah, a 77,000 square foot facility in Athlone, County Westmeath, Ireland, a 12,000 square foot facility near Romsey, Hampshire, England, a 3,200 square foot facility in Castle Hill NSW, Australia, and a 4,700 square foot facility in Mississauga, Ontario, Canada.  Manufacturing is currently carried out primarily in the Utah and Ireland facilities, with some in the UK.

In 2011, UTMD assumed the lease for the 12,000 square foot Romsey facility which houses Femcare in the UK until March 2018.  In the U.S., Ireland, Australia and Canada, UTMD owns its property and facilities with the exception of a long‑term lease with 15 years remaining on one section of its Midvale parking lot. In late 2016 UTMD purchased a 38,600 square foot facility in Romsey, Hampshire, England which it will renovate during 2017 for its specific needs. Femcare intends to occupy the newly owned Romsey facility when its lease on the property where it now operates in Romsey expires in 2018. The future UK facility will have expanded infrastructure for similar manufacturing capabilities as in Utah and Ireland.

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

PART II

ITEM 5 ‑ MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
UTMD's common stock trades on the NASDAQ Global Market (symbol:UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2016		2015
	High	Low	High	Low
1st Quarter	$63.61	$54.20	$63.98	$54.15
2nd Quarter	68.90	61.00	61.19	51.69
3rd Quarter	68.53	57.21	61.48	50.00
4th Quarter	75.00	56.30	61.20	52.42

Stockholders.
The approximate number of beneficial stockholders of UTMD's common stock as of March 7, 2017 was 3,100.

Dividends.
The following sets forth cash dividends paid during the past two years:

Record Date	Payable Date	Per Share Amount

March 18, 2015	April 2, 2015	$0.255
June 19, 2015	July 2, 2015	0.255
September 18, 2015	October 2, 2015	0.255
December 16, 2015	December 30, 2015	0.26
March 18, 2016	April 6, 2016	0.26
June 17, 2016	July 6, 2016	0.26
September 16, 2016	October 4, 2016	0.26
December 16, 2016	December 30, 2016	0.265

2015 total cash dividends paid per share		$1.025

2016 total cash dividends paid per share		$1.045

Issuer Purchases of Equity Securities.
The following table details purchases by UTMD of its own securities during 4Q 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs (1)
10/01/16 – 10/31/16	-	-	-
11/01/16 – 11/30/16	50,000	$57.00	50,000
12/01/16 – 12/31/16	-	-	-
Total	50,000	$57.00	50,000

(1)  In fourth quarter 2016 UTMD purchased 50,000 shares of its common stock at a cost of $57.00 per share, including commissions and fees, pursuant to a continued open market repurchase program instituted in August 1992.  UTMD purchased a total of 50,000 of its own shares during 2016 for $2,850 including commissions and fees. During 2015, UTMD purchased 13,000 of its shares for $683 including commissions and fees. During 2014, UTMD purchased 22,207 of its shares for $1,055 including commissions and fees.

ITEM 6 ‑ SELECTED FINANCIAL DATA
Dollar amounts are in thousands, except per share data.

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2016, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report.  The selected consolidated financial data should be read in conjunction with UTMD's Consolidated Financial Statements and the notes included elsewhere in this report.

	Year Ended December 31
	2016	2015	2014	2013	2012
Net Sales	$39,298	$40,157	$41,278	$40,493	$41,552
Net Income	12,128	11,843	11,378	11,406	10,169
Earnings Per Common Share (Diluted)	3.22	3.14	3.02	3.02	2.74
Total Assets	76,584	79,175	81,076	80,711	76,935
Working Capital	31,845	28,807	20,704	16,675	10,712
Long-term Debt	0	0	973	5,065	9,003
Cash Dividends Per Common Share	1.045	1.025	1.005	0.985	0.965

	Quarterly Data for 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$10,301	$10,490	$9,655	$8,852
Gross Profit	6,223	6,252	5,775	5,440
Net Income	3,217	3,259	2,935	2,717
Earnings Per Common Share (Diluted)	.85	.86	.78	.72

	Quarterly Data for 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$10,233	$10,397	$9,945	$9,582
Gross Profit	6,112	6,099	6,079	5,894
Net Income	2,667	2,918	3,047	3,211
Earnings Per Common Share (Diluted)	.71	.77	.81	.85

ITEM 7 ‑ MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Currency amounts are in thousands except per-share amounts and where noted.  Currencies are abbreviated as follows: the U.S. Dollar (USD or $), the Great Britain Pound (GBP or £), the Euro (EUR or €), the Australian Dollar (AUD or A$) and the Canadian Dollar (CAD or C$).

The following comments should be read in conjunction with the accompanying financial statements.

Overview
Utah Medical Products, Inc. concluded a year in 2016 in which it met or exceeded beginning of year projections for Operating Income (OI), Income Before Tax (EBT), Net Income (NI) and Earnings per Share (EPS) despite Net Sales (Consolidated Sales) and Gross Profit (GP) which were 2% lower than in  2015.

	2016	2015	change
Net Sales	$39,298	$40,157	-2.1%
Gross Profit	23,690	24,185	-2.0%
Operating Income	16,187	15,651	+3.4%
Income Before Tax	16,422	15,545	+5.6%
Net Income	12,128	11,843	+2.4%
Earnings per Share	3.220	3.140	+2.6%

All of the key profit margins improved in 2016 compared to 2015:

	2016	2015
Gross Profit Margin (GPM)	60.3%	60.2%
Operating Income Margin (OIM)	41.2%	39.0%
Net Income Margin (NIM)	30.9%	29.5%

There were two unexpected occurrences which substantially affected Consolidated Revenues and GP: 1) The weakness in the GBP in the second half (2H) of 2016 resulting from the United Kingdom (UK) BREXIT referendum, and  2) lower purchases by Femcare's exclusive U.S. distributor, CooperSurgical Inc. (CSI), of the Filshie Clip System.  If foreign currency exchange (FX) rates had been the same in 2016 as in 2015 ("constant currency") and CSI had purchased the same amount of Filshie Clip System devices as in the previous year, UTMD's Net Sales would have been $1,898 higher, yielding 3% higher sales and GP compared to 2015.

On the other hand, UTMD's OIM was substantially helped by the weaker GBP, as consolidated USD operating expenses (OE) were $1,031 lower for 2016 than for 2015, including $300 lower expense related to amortization of Femcare identifiable intangible assets (IIA). As a result of the lower OE, OI in 2016 increased $536 (+3.4%) despite $495 lower GP.

EBT in 2016, which are not affected by the Deferred Tax Liability (DTL) adjustments described below, were almost 6% higher than in 2015 as a result of the $536 higher OI and $340 lower net non-operating expense (NOE). More precisely, UTMD had $235 in net non-operating income in 2016 and $105 in net non-operating expense in 2015.

As also happened in 2015, in late 2016, the UK enacted lower future corporate income tax rates.  UTMD's 2016 NI and EPS per U.S. Generally Accepted Accounting Principles (US GAAP) benefited from the lowering of future UK corporate income tax rates from 18% to 17% beginning April 1, 2020.  A lower future rate reduces UTMD's current  DTL balance, which resulted from recognizing the impact of non-tax deductible intangible asset amortization expense over the fifteen year life of the IIA acquired in UTMD's 2011 acquisition of the Femcare Group.  Lower UK tax rates enacted in 2015 increased UTMD's NI by $351 and EPS by 9.3 cents/share. The lower rates enacted in 2016 increased UTMD's 2016 NI by $123 and EPS by 3.3 cents/share. Ignoring these DTL adjustments, UTMD's 2016 non-US GAAP NI increased 4% and non-US GAAP EPS increased 5%, compared to 2015, exceeding management's projected 2-3% increase described in its 2015 SEC Form 10-K.

The Company believes that the presentation of results excluding the adjustments in DTL and tax provisions provide meaningful supplemental information to both management and investors that is indicative of UTMD's core operating results in 2016 compared to 2015.

The Company's continued excellent positive cash flow in 2016 allowed it to increase cash dividends paid to stockholders, repurchase 50,000 UTMD shares in the open market and use over $3 million in cash to purchase facilities in the UK and Canada along with other long-term asset purchases.

Measures of the Company's liquidity and overall financial condition improved as of the end of 2016 compared to the end of 2015. UTMD reduced total liabilities 23% and increased current assets 6%.  The total debt ratio (total liabilities to total assets) declined to 10% from 12% at the end of 2015. The current ratio (current assets to current liabilities) increased to 11.5 from 8.1. Cash generation remained strong, allowing a 2% increase in cash dividends to stockholders, a $3.3 million investment in property and equipment purchases and share repurchases of $2.9 million. Stockholders' Equity declined to $69.2 million from $69.6 million at the end of 2015 despite $12.1 million in NI because of combined dividends and share repurchases of $6.8 million together with $6.3 million reduction in the USD value of foreign assets including foreign currency cash balances.  The return on average Stockholders' Equity (ROE) prior to the payment of dividends was 17% in 2016 compared to 18% in 2015.

Productivity of Assets and Working Capital Assets.
Assets.
Year-end 2016 total consolidated assets were $76,584 comprised of $34,867 in current assets, $9,966 in consolidated net property, plant and equipment (PP&E) and $31,751 in net intangible assets.  This compares to $79,175 total assets at the end of 2015 comprised of $32,873 in current assets, $7,369 in consolidated net PP&E and $38,933 in net intangible assets. Total asset turns (total consolidated sales divided by average total assets for the year) in 2016 were 50%, the same as in 2015.

Current assets increased $1,995 due to a $3,026 increase in cash and investments, a $1,351 decrease in accounts and other receivables and a $346 increase in year-end inventories. Year-end 2016 and 2015 cash and investment balances were $26,360 and $23,333, representing 34% and 29% of total assets, respectively.  Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances decreased $457 due to lower 4Q 2016 sales and faster payments by customers. Average days in A/R from date of invoice on December 31, 2016 were 32 days based on 4Q 2016 shipments compared to 34 days at the end of 2015.  The Company believes any older A/R will be collected or are within its reserve balances for uncollectible amounts.   Average 2016 consolidated inventory turns improved to 3.6 compared to 3.5 in 2015 based on the applicable year's cost of goods sold.

Working capital (current assets minus current liabilities) at year-end 2016 was 11% higher at $31,845 compared to $28,807 at year-end 2015.  The end of 2016 working capital exceeds UTMD's needs for normal operations and funding organic growth.

PP&E includes Utah, Ireland, England, Canada and Australia manufacturing molds, production tooling and equipment, test equipment, product development laboratory equipment, computers and software, warehouse equipment, furniture and fixtures, buildings and real estate. UTMD now owns facilities in Utah, Ireland, UK, Canada and Australia, the fungible market value of which increases UTMD's enterprise value relative to most of its industry peers. In late 2016, UTMD purchased a 4,700 square foot distribution facility in Canada and a 38,600 square foot facility in the UK to replace its currently leased facility when the lease expires in early 2018.  The manufacturing facilities in Utah, Ireland and the UK are standalone buildings, whereas the distribution facilities in Australia and Canada are part of a larger industrial condominium.  Ending 2016 net consolidated PP&E (depreciated book value of all fixed assets) increased $2,597 as a result of capital expenditures of $3,293, depreciation of $610 and the effect of FX rates on year-end foreign subsidiary asset balances.

The following end-of-year FX rates in USD applied to all assets and liabilities of each applicable foreign subsidiary:

	12-31-16	12-31-15
EUR	1.0555	1.0866
GBP	1.2338	1.4763
AUD	0.7231	0.7294
CAD	0.7449	n/a
The year-end 2016 net book value (after accumulated depreciation) of consolidated PP&E was 33% of purchase cost.  End-of-year PP&E turns (Net Sales divided by Net PP&E) declined to 3.9 in 2016 compared to 5.4 in 2015 due to the facility purchases in the UK and Canada.   The future increase in productivity of fixed assets will be a source of future profitability.  In 2017, except for additional investment to fit-out the UK facility, PP&E purchases to support ongoing operations are not expected to exceed depreciation of fixed assets.

Net intangible assets (after accumulated amortization) are comprised of the capitalized costs of obtaining patents and other intellectual property, as well as IIA and goodwill resulting from acquisitions. Net intangible assets were $31,751 (41% of total assets) at the end of 2016 compared to $38,933 (49% of total assets) at the end of 2015.  Per US GAAP, intangible assets are categorized as either 1) IIA, which are amortized over the estimated useful life of the assets, or 2) goodwill, which is not amortized or expensed until the associated economic value of the acquired asset becomes impaired.  The two categories of Femcare intangibles at year-end 2016 were net IIA of $18,175 and goodwill of $6,296. The accumulated amortization of Femcare IIA as of December 31, 2016 since the March 18, 2011 acquisition was $11,518. UTMD's goodwill balance was $13,487 at the end of 2016, 42% of total net intangibles. Because the products associated with UTMD's acquisitions of Columbia Medical in 1997, Gesco in 1998, Abcorp in 2004 and Femcare in 2011 continue to be viable parts of UTMD's overall business, UTMD does not expect the current goodwill value associated with the four acquisitions to become impaired in 2017. Additions to intangibles in 2016 were $9, while there was $2,223 in amortization expense. The 2016 non-cash amortization expense of Femcare IIA was $2,167 (£1,599) compared to $2,467 (£1,615) in 2015.  The USD difference was essentially due to the change in USD/GBP FX rate. The 2017 non-cash amortization expense of Femcare IIA will be £1,595, or $1,994 if the USD/GBP FX rate is 1.25.

Liabilities.
Current liabilities were $1,043 (26%) lower at the end of 2016 compared to the end of 2015 primarily because of a decrease of $834 in income tax payable due to unifying U.S. income tax payable and receivables balances to reflect a net receivable balance.  Total liabilities declined $2,187 (23%) at the end of 2016 from the end of 2015.  The resulting 2016 year-end total debt ratio was 10% compared to 12% at the end of 2015.  Total liabilities declined primarily because of a $1,243 reduction in the DTL and the $798 reduction in U.S. income tax payable noted above. The 2016 ending DTL, created as a result of the fifteen year deferred tax consequence of the amortization of Femcare's IIA, was $3,209, down from $4,452 at the end of 2015. The large decline in the DTL was the result of a combination of the $2,167 2016 amortization of IIA, the $123 4Q 2016 reduction in the DTL due to the enactment of lower future UK income tax rates, and the 16% change in the USD/GBP year-end FX rates.   In addition to liabilities stated on the balance sheet, UTMD has operating lease and purchase obligations described in Note 7 to the financial statements.

Results of Operations.
a) Revenues.  Global Consolidated Sales in 2016 were $39,298 compared to $40,157 in 2015 and $41,278 in 2014.  Compared to the applicable year earlier, the impact of a stronger USD on UTMD's outside the U.S. (OUS) foreign currency sales in both 2016 and 2015 essentially explained the change in consolidated USD-denominated revenues.

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

Terms of sale are established in advance of UTMD's acceptance of customer orders.  In the U.S., Ireland, UK and Australia prior to 2017, UTMD generally accepted orders directly from and shipped directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD's Standard Terms and Conditions (T&C) of Sale. The same is true beginning in 2017 with the addition of direct shipments to end user facilities in Canada and France. About 14% of UTMD's domestic end user sales, excluding Femcare's Filshie Clip System sales to its exclusive U.S. distributor, CSI, go through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD's T&C of Sale to end user facilities are substantially the same in the U.S., Canada, Ireland, UK, France and Australia.

UTMD may have separate discounted pricing agreements with a clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made.  For existing customers, past actual shipment volumes determine the fixed price by part number for the next agreement period of one or two years.  For new customers, the customer's best estimate of volume is usually accepted by UTMD for determining the ensuing fixed prices for the agreement period.  New customers typically have no longer than one-year agreements. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD's disclosure above that the selling price is fixed prior to the acceptance of a specific customer order.

UTMD's global consolidated trade sales are comprised of domestic and OUS sales. Domestic sales include 1) direct domestic sales, sales of finished devices to end-user facilities and med/surg distributors in the U.S.; 2) domestic OEM sales, sales of components or finished products, which may not be medical devices, to other companies for inclusion in their products; and 3) sales of the Filshie Clip System by Femcare UK to its U.S. distributor, CSI.  OUS sales are sales from UTMD in the U.S. to customers outside the U.S. and all sales from UTMD subsidiaries in Ireland, Australia and the UK other than Femcare UK sales to CSI.  The term "trade" means sales to customers which are not part of UTMD.  Each UTMD entity except Femcare Australia also has 2016 intercompany sales of components and/or finished devices to other UTMD entities.

Total consolidated revenues in 2016 were $860 (2%) lower than in 2015. The two primary causes were 1) Filshie Clip System sales to CSI were $1,298 (31%) lower, and 2) the impact of FX rates reduced foreign currency sales by $600 (5%).  Obviously, if sales to CSI had been the same as in 2015 and with constant FX currency, UTMD's total consolidated revenues would have been up $1,038 (+3%) instead of down 2%.  In 2016 compared to 2015, domestic sales excluding CSI were 3% higher and OUS sales were essentially the same.  On a constant currency basis, OUS sales were also 3% higher.

U.S. domestic sales in 2016 were $19,488 (50% of total sales) compared to $20,364 (51% of total sales) in 2015 and $19,483 (47% of total sales) in 2014.  The lower CSI purchases of the Filshie Clip System from Femcare UK appears to be the result of CSI reducing its inventory of reusable classic applicators used to apply Filshie Clips on the Fallopian tubes. Not the reason for the decline, but as a related event, in December 2016 after 2.5 years from date of submission of a supplemental PMA, the U.S. FDA approved the U.S. marketing of Femcare's Sterishot single use applicator for applying Filshie Clips.  OUS, a majority of Filshie Clip sterilization procedures already utilize the Sterishot, which UTMD believes significantly improves the safety and effectiveness of the tubal ligation procedure.  The non-CSI domestic sales in 2016 included $13,624 (35% of total sales) direct sales of UTMD finished devices to U.S. end user facilities, which were $13,582 (34% of total sales) in 2015, and $2,936 (7% of total sales) sales of components and finished devices to U.S. OEM customers, which were $2,556 (6% of total sales) in 2015. By product category, domestic end user sales of neonatal products were $4,042 (7% lower), labor & delivery (L&D) products $3,868 (1% lower), BPM products $870 (11% higher) and gynecology/urology products excluding the Filshie Clip System $4,844 (7% higher).

OUS sales in 2016 were $19,809 compared to $19,793 in 2015 and $21,795 in 2014. OUS 2016 sales invoiced in foreign currencies were $11,436 (58% of total OUS sales and 29% of 2016 total consolidated sales) compared to $11,877 (60% of total OUS sales and 30% of 2015 total consolidated sales) because of a $600 (5%) decline in USD value for the same foreign currency sales due to the change in FX rates in 2016.  Total OUS sales were 50% of global consolidated sales in 2016 compared to 49% in 2015 and 53% in 2014. The 5% negative FX rate impact on 29% of total sales created 1.5% lower total consolidated sales. In 2016, GBP, EUR and AUD converted to USD sales represented 12%, 11% and 6% of total 2016 consolidated sales, respectively. In 2015, GBP, EUR and AUD converted to USD sales represented 15%, 8% and 6% of total 2015 consolidated sales, respectively.

UTMD's FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 2016 compared to 2015 FX rates were:
	2016	2015	Change
GBP	1.360	1.528	(11.0%)
EUR	1.105	1.105	+0.1%)
AUD	0.745	0.750	(0.7%)
Sales Weighted Average			(4.8%)

USD-denominated trade (excludes intercompany) sales of devices to OUS customers by UTMD's Ireland facility (UTMD Ltd) were up $1,179 (+20%) for 2016 compared to 2015 because 1) the FX rate for the EUR was about the same for the year,  2) BPM kit sales to UTMD's China distributor were $643 higher, and 3) Filshie Sterishot kits manufactured in Ireland and shipped directly to OUS distributors were $276 (+12%) higher compared to 2015. In EUR terms, UTMD Ltd 2016 sales including intercompany shipments were up 18% for the year.

USD-denominated 2016 trade sales of devices to domestic UK and OUS customers of Femcare-Nikomed, Ltd (UK subsidiary), excluding intercompany sales, were down $851 (15%) compared to 2015, partly due to the weaker GBP but also due to the continued conversion of OUS Sterishot kit shipments to Ireland. In GBP terms, 2016 UK subsidiary sales including intercompany shipments were down 11% for the year.

USD-denominated sales of devices to end-users in Australia by Femcare's Australia distribution subsidiary (Femcare Australia) were down 7% in 2016 compared to the previous year.  The FX rate for the AUD did not significantly adversely affect USD-denominated AUD sales as it did in 2015.

As demonstrated in both 2016 and 2015, fluctuations in FX rates relative to the USD can have a significant effect on consolidated sales reported in USD terms. In 2017, UTMD's consolidated results will include an FX rate for an additional foreign currency, the Canadian Dollar.   In the current geopolitical economic environment, in particular given the uncertainty of implementation of policies of a new U.S. administration, UTMD management is unable to predict with any certainty the direction and impact of FX rates on 2017 sales results.  If FX rates remain near 2016 ending levels and GBP invoiced sales remain about the same as in 2016, a further FX rate induced decline of about 1% of total consolidated sales would likely occur in 2017, as the weakening of the GBP to its current FX rate began in the middle of 2016.  In 2017, direct sales to end user facilities in Canada and France will enhance total sales, depending on UTMD's success in retaining the previous distributor sales, which is likely.

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

Global revenues by product category:

	2016	%	2015	%	2014	%
Obstetrics	$4,532	12	$4,587	11	$4,669	11
Gynecology/ Electrosurgery/ Urology	20,683	53	22,356	56	24,088	58
Neonatal	6,007	15	6,299	16	6,222	15
Blood Pressure Monitoring and Accessories*	8,076	20	6,915	17	6,299	15
Total:	$39,298	100	$40,157	100	$41,278	100

Outside the U.S. revenues by product category:

	2016	%	2015	%	2014	%
Obstetrics	$658	3	$670	3	$642	3
Gynecology/ Electrosurgery/ Urology	12,851	65	13,534	68	15,928	73
Neonatal	1,965	10	1,936	10	1,844	8
Blood Pressure Monitoring and Accessories*	4,335	22	3,653	19	3,381	16
Total:	$19,809	100	$19,793	100	$21,795	100

*includes molded components and finished medical and non-medical devices sold to OEM customers.

As a summary description of revenues in the above tables:
1.  Obstetrics. Increases in sales of newer devices helped offset declines from competition with older devices.
2.  The gynecology/ electrosurgery/ urology (ES/Gyn) product category, which includes all of Femcare's products, was the category most negatively affected by the changes in FX rates.  Lower sales to CSI, which alone were down  $1,298, are included in this category.  Consolidated electrosurgery/ urology device sales were $479 (6%) higher.
3.  Neonatal intensive care unit (NICU) device sales declined in the U.S. due to a conversion of UTMD's Nutri-Lok enteral feeding devices by some hospital customers as a result of a new ENFIT FDA recommended standard.
4.  Global blood pressure monitoring and accessories (BPM) sales were helped by $643 higher sales to UTMD's China distributor. U.S. OEM domestic BPM sales in 2016 increased 16% as a result of $390 higher sales.

For calendar year 2017, UTMD's revenues will benefit from adding the previous distributor margin for direct Filshie Clip System sales in Canada and France.  Sales in 2016, 2015 and 2014 to the distributor in Canada, however, included a $500 marketing rights fee which will no longer be realized by UTMD.

b)  Gross Profit (GP).  UTMD's 2016 consolidated GP, the surplus after subtracting costs of manufacturing (CGS), which includes purchasing raw materials, forming components, assembling, inspecting, testing, packaging, sterilizing and shipping products, from net revenues, was $23,690 compared to $24,185 in 2015 and $24,983 in 2014.  UTMD's average gross profit margin (GPM), consolidated gross profits expressed as a percentage of consolidated net sales, was 60.3% in 2016 compared to 60.2% in 2015 and 60.5% in 2014. The GPM in 2016 was consistent with the two prior years despite lower sales as UTMD maintained consistent labor productivity allowed by its experienced labor force, restrained direct material cost increases through higher order quantities of raw materials, in particular molding compounds, and offset reduced U.S. fixed overhead absorption through increasing work done internally by its Ireland subsidiary instead of by outside suppliers.

With few exceptions, device unit prices to customers remained the same as in the prior year.  Because UTMD's medical devices are differentiated and not subject to GPO agreements in the U.S., the Company was generally able to avoid price reduction pressures.

UTMD's Ireland subsidiary's (UTMD Ltd's) GP was EUR 3,988 in 2016 compared to EUR 3,312 in 2015 and EUR 1,293 in 2014.  The associated GPMs were 49.5% in 2016, 48.5% in 2015 and 34.5% in 2014.  The increasing gross profits since 2014 were due to substantially higher sales without proportionate cost increases from 1) UTMD Ltd directly selling devices to Ireland domestic clinical users instead of  selling through distributors, 2) UTMD Ltd directly selling devices that it manufactures to OUS customers previously sold by Femcare UK, and 3) increased intercompany sales (priced at a 10% discount from standard distributor prices) from manufacturing finished devices previously purchased from outside vendors by Femcare UK.

Femcare UK GP was GBP 4,138 in 2016 compared to GBP 4,607 in 2015 and GBP 5,895 in 2014.  Despite domestic UK sales which were up 7% in GBP in 2016, UK GP in GBP declined due to 1) transfer of OUS revenues to UTMD Ltd for Femcare devices now manufactured in Ireland, and 2)  the 2016 lower Filshie Clip System sales to CSI in the U.S..  Despite lower total Femcare UK sales, the GPM improved to 69.4% in 2016 compared to 68.8% in 2015 and 67.6% in 2014 due to reductions in manufacturing overhead costs.

Femcare AUS is purely a distribution operation for UTMD finished devices in Australia. GP was AUD 2,049 in 2016 compared to AUD 1,971 in 2015 and AUD 2,001 in 2014.  Femcare AUS GPMs were 65.1% in 2016, 58.4% in 2015 and 57.1% in 2014. Gross Profit and the unusual GPM were higher in 2016 despite 7% lower AUD sales because of tightly managed transportation costs including less frequent incoming shipments of purchased goods yielding higher inventory, and a one-time AUD inventory revaluation in 2016. The value of finished devices in inventory at each subsidiary is set by the intercompany transfer price, but the value over the cost of manufacture is eliminated from consolidated gross profits.  AUS end user prices have not changed.

In the U.S., GP was $12,547 in 2016 compared to $12,222 in 2015 and $11,802 in 2014. GPMs were 54.3% in 2016, 54.2% in 2015 and 53.7% in 2014.  The 2016 GPM was consistent with 2015 because total Utah sales, trade and intercompany together, were 2.6% higher while CGS were 2.5% higher. UTMD's experienced assemblers were able to maintain consistent labor productivity and improve yields.  Some senior employees retired and were replaced with more junior employees.  Higher molding costs were offset by improved assembly yields and reductions in overheads.

A summation of the above 2016 GP of each subsidiary will not yield consolidated total GP because of elimination of profit in inventory of intercompany goods.  In 2016, UTMD was able to achieve a higher GPM than projected at the beginning of the year despite 2% lower consolidated sales. The GPM in 2017 is expected to be higher than in 2016 as a result of direct sales to end user facilities in Canada and France.  The distributor margin, the difference between the price of UTMD devices purchased by the former Canada and France distributors and the end user purchase price, will incrementally increase sales as well as GP by the same amount less intercompany transportation costs and the Canada marketing rights fee. The former distributors paid the transportation costs from the applicable UTMD manufacturing facility.

c) Operating Income (OI).  OI is the surplus after OE are subtracted from GP. Consolidated OI in 2016 was $16,187 compared to $15,651 in 2015 and $16,202 in 2014.  UTMD's consolidated OI margin (OIM), consolidated OI divided by total sales, was 41.2% in 2016, compared to 39.0% in 2015 and 39.3% in 2014. The UTMD Ltd OIM in 2016 was 45.9% compared to 44.5% in 2015 and 27.3% in 2014.  Femcare UK's 2016 OIM was 30.3% compared to 32.5% in 2015 and 39.7% in 2014. Femcare AUS's 2016 OIM was 54.3% compared to 46.5% in 2015 and 42.4% in 2014.  UTMD U.S. OIM in 2016 was 38.1% compared to 35.4% in 2015 and 35.6% in 2014.

OE include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses. Consolidated OE were $7,503 in 2016, compared to $8,534 in 2015 and $8,781 in 2014. When it comes to expenses incurred in foreign currencies, a stronger USD has a positive FX rate impact, not negative.  Constant currency (using same FX rates as in 2015) OE in 2016 were $409 higher than reported. $406 (99%) of the $409 favorable difference was due to the weaker GBP, particularly in 2H 2016.  The largest single FX impact was in UK IIA amortization expense, which is part of G&A expenses. UK IIA amortization expense was GBP 1,599 in 2016 and GBP 1,615 in 2015, a minor difference, but as a result of the lower FX rate for GBP conversion to USD, the USD amortization expense was $300 lower in 2016 than in 2015.  Constant currency 2016 G&A expenses excluding the IIA expense were $90 higher than reported.  Constant currency 2016 S&M expenses were $38 higher than reported. Almost as significant as the $300 reduction in IIA amortization expense was a $283 reduction in S&M expense due to the 2016 suspension of the U.S. Medical Device Excise Tax (MDET). Constant currency 2016 R&D expenses were $2 higher than reported.  Because of UTMD's better than projected GPM and more favorable than expected FX rate impact on UK OE, 2016 OI increased (+3.4%) more than projected in UTMD's 2015 SEC Form 10-K.  The following table provides a comparison of operating expense categories for the last three years.

			2016	2015	2014

S&M expenses excluding the MDET			$1,673	$1,881	$1,930
S&M expense – U.S. MDET			0	283	281
R&D expenses			475	522	460
G&A expenses:
a	)	litigation expense provision	54	40	80
b	)	corporate legal	15	70	34
c	)	stock option compensation	92	87	74
d	)	management bonus accrual	445	465	645
e	)	outside accounting audit/tax	199	191	227
f	)	intangible asset amortization	2,223	2,528	2,719
g	)	property & liability insurance premiums	178	231	290
h	)	all other G&A expenses	2,149	2,236	2,041
G&A expenses – total			5,355	5,848	6,110
Total Consolidated OE:			$7,503	$8,534	$8,781
Consolidated OE% of sales:			19.1%	21.3%	21.3%

Description of OE Categories
i) S&M expenses:  S&M expenses are the costs of communicating UTMD's differences and product advantages, providing training and other customer service in support of the use of UTMD's solutions, attending clinical meetings and medical trade shows, administering customer agreements, advertising, processing orders, shipping, paying commissions to outside independent representatives and, if applicable, paying the MDET in the U.S. In markets where UTMD sells directly to end-users, which in 2016 was the U.S., Ireland, UK and Australia, the largest components of S&M expenses were the cost of employing direct sales representatives, including associated costs of travel, subsistence and communications and the cost of customer service required to timely process orders.  The trade-off between higher gross profit margins for selling directly at end user prices is higher S&M expenses as a percent of sales. Starting in 2017, UTMD is selling direct to end user facilities in Canada and France.  The 2017 S&M expenses associated with direct France sales will be absorbed by the UK subsidiary without increasing resources significantly, helping offset the prior declining UK OIM.  The 2017 S&M expenses associated with UTMD's new Canada subsidiary, formally Utah Medical Products Canada Limited, but operating as Femcare Canada, will be similar to the operating costs incurred in 2014 when UTMD set up its own distribution facility and employees in Australia.  Like Femcare Australia, Femcare Canada will be purely a distribution operation.

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

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, electronic media and other instructional materials developed for the use of its products. UTMD provides customer support from offices in the U.S., Canada, Ireland, UK and Australia by telephone to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians. All in-service and training expenses are routinely expensed as they occur.  Except for the consulting services of independent practitioners and occasional use of marketing consultants, all of these services are allocated from fixed S&M overhead costs included in OE.  Historically, marginal consulting costs have been immaterial to financial results, which is also UTMD's expectation for the future.

The MDET, a component of the Patient Protection and Affordable Care Act, (known commonly as Obamacare) was effective between 2013 and 2015. In December 2015, U.S. legislators suspended the MDET for 2016 and 2017. The excise tax was 2.3% of domestic sales of medical devices listed with the FDA. Medical devices designed for human use were taxed, whether or not they were sold for human use, e.g. veterinarian uses or laboratory use were also taxed.  The impact of the tax was felt beyond 2.3%, as costs associated with administering, tracking, collecting and paying the tax were significant.

As a percent of total sales, S&M OE (excluding the MDET) were 4.3% in 2016 (when there was no MDET) compared to 4.7% in both 2015 and 2014.  S&M expenses including the MDET were 5.4% of sales in both 2015 and 2014.   With the planned addition of S&M resources in 2017, S&M expenses as a percentage of total revenues are expected to increase.

ii) R&D expenses:  R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing any necessary premarketing clinical trials, regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. The actual expenses are included in the OE table above. As a percent of sales, R&D expenses were 1.2% in 2016 compared to 1.3% in 2015 and 1.1% in 2014.  R&D expenses in 2017 are planned to be about $500.

iii)  G&A expenses:  G&A expenses include the "front office" functional costs of executive management, finance and accounting, corporate information systems, human resources, stockholder relations, corporate risk management, corporate governance, protection of intellectual property, amortization of identifiable intangibles and legal costs.  G&A expenses in 2016 were $5,355 (13.6% of total consolidated sales) compared to $5,848 (14.6% of total consolidated sales) in 2015 and $6,110 (14.8% of total consolidated sales) in 2014.  As previously noted, the FX impact of a weaker GBP in 2016 than in 2015 reduced UK G&A expenses, including amortization of IIA expense, by $366.  The table above helps clarify several specific categories of G&A expenses. U.S. G&A expenses included in the 2016 "all other" category were $150 lower from lower acquisition expenses together with lower executive officer salaries. Also included in the 2016 "all other" G&A expense category were $45 in Canada subsidiary start-up expenses.

In summary, in 2017, UTMD expects OE to be $200 to $300 higher than in 2016 due to 1) the addition of the Canada subsidiary, 2) an FX assumption incorporating a further GBP FX benefit reducing UK operating expenses another 3%, and 3) not including unforeseen litigation expenses or possible acquisition costs.  OI in 2017 is expected to be leveraged by a higher GPM due to direct sales in Canada and France, as well as an incremental absorption of existing OE overheads in the UK and the U.S.   Although management is not able to project 2017 sales due to geopolitical uncertainties affecting OUS sales, if consolidated sales do increase by 2-3%, OI should be further leveraged to an increase in the range of 6-8%.

d)  Non-operating Income (NOI), Non-operating Expense (NOE) and EBT.  NOI includes royalties from licensing UTMD's technology, rent from leasing underutilized property to others, income earned from investing the Company's excess cash and gains or losses from the sale of assets or remeasurement of foreign currency bank account balances into USD, offset by NOE which includes interest on bank loans, bank service fees and excise taxes.

Net NOI (combination of NOE and NOI) was $235 in 2016 compared to Net NOE of $105 in 2015 and Net NOE of $390 in 2014. UTMD's 2016 NOI included a $129 gain compared to 2015 NOE from a $141 loss on remeasured foreign currency value as a result of FX, primarily for EUR bank balances held in the UK.  In 2014, the remeasured foreign currency value resulted in a $162 NOE. A description of NOE and NOI components follows:
1)  Interest Expense.  There was no interest expense in 2016 compared to $65 in 2015 interest on the remaining balances on loans needed to help acquire Femcare in 2011. Absent an acquisition or large repurchase of shares that requires new borrowing, UTMD does not expect any interest expense in 2017.
2)  Investment of excess cash.  Consolidated investment income (including gains and losses on sales of investments) was $12 in 2016 compared to $5 in 2015 and $7 in 2014.  Cash is generally currently held in non-interest bearing bank accounts because avoiding the bank operating fees which would result from lower balances more than offsets the interest that can be earned at current interest rates. UTMD estimates investment income will again be nominal in 2017.
3)  Royalties.  Femcare receives a royalty from licensing the use of the Filshie Clip System intangibles to CSI as part of its U.S. exclusive distribution agreement. Royalties in 2016 were $91 compared to $93 in 2015 and $99 in 2014.  UTMD expects to receive about $90 in CSI royalties in 2017.  Presently, there are no arrangements under which UTMD is receiving royalties from other parties.
4)  Gains/ losses from remeasured currency in bank accounts.  As noted above, UTMD recognized 2016 NOI of $129 from gains on remeasured foreign currency bank balances compared to NOE of $141 in 2015 and $162 in 2014 from losses on remeasured foreign currency bank balances.  EUR and AUD currency cash balances in the UK, and GBP currency cash bank balances in Ireland, are subject to remeasured currency translation gains/ losses as a result of period to period changes in FX rates.  Because of UTMD's subsidiaries' profitability, the subsidiaries will continue to accumulate cash until investments that increase stockholder value are completed.  The cash could be repatriated to the U.S. for investment in the U.S. or payment of dividends to stockholders or share repurchases, but doing so would trigger additional substantial U.S. income taxes.  The current U.S. Congress has been discussing enacting a special tax holiday for foreign cash repatriated in 2017. Year-end 2016 balances were valued at the following FX rates: 1.0555 USD/EUR; 0.7449 USD/CAD, 0.7231 USD/AUD and 1.2338 USD/GBP.  No remeasured currency gains or losses are included in UTMD's projections for 2017.

5)  Other NOI.  Income received from renting unused warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees and non-MDET excise taxes was $3 in both 2016 and 2015 and $(45) in 2014. UTMD estimates Other NOI will be nominal again in 2017.

In summary, with no interest and no remeasured currency FX translation gains or losses in 2017, UTMD projects about $110 net NOI, which is $125 net lower NOI in 2017 compared to 2016.
Income before Taxes (EBT) results from adding net NOI or subtracting net NOE from OI. Consolidated EBT was $16,422 in 2016 compared to $15,545 in 2015 and $15,812 in 2014.  UTMD had projected 2016 EBT in the range of $15.9 to $16.1 million in its 2015 SEC 10-K report.  EBT margin (EBTM) is EBT divided by total consolidated sales.  UTMD's continued excellent consolidated EBTM was 41.8% in 2016, 38.7% in 2015, and 38.3% in 2014.  The EBT of UTMD Ltd. (Ireland) was €3,489 in 2016, €2,890 in 2015, and €995 in 2014.  The respective EBTMs of UTMD Ltd. (Ireland) were 43.3% in 2016, 42.2% in 2015, and 26.5% in 2014.  Femcare UK's 2016 EBT was £2,141 compared to £2,243 in 2015 and £3,311 in 2014. UK EBTMs were 35.9% in 2016, 33.5% in 2015, and 38.0% in 2014.  Femcare AUS's 2016 EBT was AUD 1,713 compared to AUD 1,580 in 2015 and AUD 1,493 in 2014. AUS EBTMs were 54.4% in 2016, 46.8% in 2015, and 42.6% in 2014.

With the assumption of 2-3% higher consolidated sales, UTMD is targeting consolidated 2017 EBT in the range of $17.2 to $17.6 million, 5-7% higher than 2016 EBT.

e)  Net Income (NI), EPS and ROE.  NI is EBT minus income taxes, often called the "bottom line".  NI was $12,128 (30.9% of consolidated sales) in 2016, $11,843 (29.5% of sales) in 2015 and $11,378 (27.6% of sales) in 2014.  EPS were $3.220 in 2016, $3.140 in 2015 and $3.015 in 2014.  Net Income and EPS in 2016 benefited from a $123 reduction in the 2016 income tax provision (increasing NI $123 and EPS $.033) due to the UK enacting lower corporate income tax rates beginning in 2020 for the last six year amortization life of Femcare IIA.    Similarly, the 2015 NI included a $351 increase to NI and a $.093 increase to 2015 EPS resulting from a reduction in the 2015 income tax provision as a result of a DTL adjustment due to the enactment of lower future income tax rates in the UK beginning in April 2017.  The DTL was adjusted in compliance with US GAAP by the cumulative impact of lower future UK corporate tax rates over the remaining life of Femcare IIA.  For clarity, the 2016 $123 and 2015 $351 reductions in income tax provisions increased 2016 and 2015 NI, respectively, by the same amounts.  Without the DTL adjustment, non-GAAP 2016 NI was $12,004 ($3.188 EPS) and non-GAAP 2015 NI was $11,493 ($3.047 EPS). Non-GAAP NI increased 4% and non-GAAP EPS increased 5% compared to 2015.

As stockholders likely remember, in March 2011 UTMD acquired 100% of the stock of Femcare Holdings Limited in the UK, and its subsidiaries (Femcare).  Included in the purchase price were IIA of $38.8 million, almost all of which are being amortized over a fifteen-year useful life, with the amortization expense included in (G&A) operating expenses. The annual amortization expense reduces the income statement tax provision, but is not deductible on the tax return. As a consequence, on the acquisition date in 2011, UTMD created a DTL on its balance sheet, using UK tax rates then in effect, which represented the future tax impact of the amortization of IIA over the fifteen year life.

According to US GAAP, the total effect of tax rate changes on deferred tax balances is recorded as a component of the income tax provision related to continuing operations in the period in which the law is enacted. In other words, the total reduction in the DTL in 2016 that resulted from lower future tax rates over the remaining 6 years of Femcare IIA amortization, which amounted to $123, reduced UTMD's reported 2016 tax provision and increased reported NI by the same amount per US GAAP. The adjustment only affected UTMD's income tax provision, NI and EPS, not Consolidated Revenues (Sales), GP, OI or EBT.

UTMD's NI Margins (NIM) in 2016 compared to 2015 on a non-GAAP basis (before the DTL adjustments) were as follows:

	2016	2015
Net Income Margin	30.5%	28.6%

The Company believes that investors benefit from referring to the 2016 and 2015 non-GAAP financial measures in assessing UTMD's performance. The non-GAAP financial measures also facilitate management's internal comparisons for purposes of planning future performance. The non-GAAP financial measures disclosed by UTMD should not be considered a substitute for or superior to financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated.

The effective 2016 consolidated corporate income tax provision rate was 26.1% (26.9% without the DTL adjustment), 23.8% (26.1% without the DTL adjustment) in 2015, and 28.0% in 2014.  Excluding the effect on the income tax provisions for the DTL adjustments, about half of the 0.8 percentage point higher consolidated tax provision rate in 2016 resulted from the change in proportion of UTMD U.S. profits, the sovereignty with the highest income tax rate and about half due to the elimination of profits in inventory.  For income tax provision purposes, intercompany shipments generate profits which are taxable in each applicable sovereignty.  However, upon consolidation, those profits are eliminated while the provision remains the same, increasing the average provision rate as a percentage of consolidated EBT.  In general, year to year fluctuations in the tax rate will result from variation in EBT contribution from subsidiaries in jurisdictions with different corporate income tax rates. The UK had an income tax rate of 20% in 2016 compared to a rate of 21% in 1Q 2015 and a rate of 20% thereafter.  The UK also allows a tax deduction for sales of UK patented products which varies from year-to-year based on somewhat complicated rules which are sorted out for UTMD by independent tax accountants. The current UK income tax rate of 20% is scheduled to decline to 19% beginning April 1, 2017 and then to 17% on April 1, 2020. The income tax rate for AUS has been and is planned to remain at 30%.  Profits of the Ireland subsidiary are taxed at a 12.5% rate on exported manufactured products, and a 25% rate on rental and other types of income including income from sales of medical devices in Ireland domestically. EBT contribution of UTMD U.S. operations are currently taxed at a 39% combined Federal and State rate prior to special U.S. tax exclusions such as the manufacturing profit deduction, accelerated depreciation of certain assets and R&D tax credit.  Currently, higher marginal income tax rates would apply for EBT in the U.S. above $10 million.  For 2017, Canada's income tax rate of 25% will apply to Femcare Canada's EBT.  Management expects that the average consolidated income tax provision rate may be a percentage point higher in 2017 compared to 2016 (excluding the DTL adjustment) due to changes in the EBT mix of subsidiaries and changes in deductions. The possibility of a lower corporate income tax rate in the U.S. is not anticipated in UTMD's projection for 2017, but because of UTMD's profitability, reductions being discussed currently in Congress would have a significantly favorable impact on 2017 NI and EPS, if enacted.

EPS are NI divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e., have exercise prices below the applicable period's weighted average market value).  As noted above, diluted EPS were $3.220 in 2016 ($3.188 prior to the DTL adjustment), $3.140 in 2015 ($3.047 prior to the DTL adjustment) and $3.015 in 2014.    The 2016 results exceeded management's EPS projection of $3.10 - $3.14 (excluding the DTL adjustment) provided in the 2015 SEC 10-K Report.

The 2016-ending weighted average number of diluted common shares (the number used to calculate diluted EPS) was 3,766 (in thousands), compared to 3,772 shares in 2015 and 3,774 shares in 2014.  EPS in 2016 benefited slightly from UTMD's November 2016 repurchase of 50,000 shares from an institutional investor. Dilution for "in the money" unexercised options for the year 2016 was 15 shares, compared to 20 in 2015 and 27 in 2014.  Actual outstanding common shares as of December 31, 2016 were 3,713.

In summary, UTMD management expects to continue its pattern of steadily improving NI and EPS in 2017 (excluding the DTL adjustments), despite being unable to predict revenue growth with reasonable certainty. UTMD's calendar year 2017 operating plan, which for conservative reasons excludes additional share repurchases, an income tax reduction in the U.S., acquisitions and potential sales growth from new products, projects a low single digit increase in consolidated revenues with more leveraged profits, yielding higher single digit growth in NI and EPS.

Return on stockholders' equity (ROE) is the portion of NI retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated stockholders' equity during the applicable time period. ROE includes balance sheet measures as well as income statement measures.  ROE for 2016 was 12%, the same as in 2015 and 2014.  Before payment of dividends, 2016 ROE was 17% compared to 18% in both 2015 and 2014.  UTMD's ROE is primarily driven by its high NIM although share repurchases and dividends help by reducing stockholders' equity. UTMD's 2016 ROE (before dividends) compared to 2015 was slightly diluted because the 2.4% increase in NI was lower than the 3.5% increase in average stockholders' equity.  UTMD's ROE (before dividends) has averaged 28% per year over the last 31 years.  This ratio determines how fast the Company can afford to grow without diluting stockholder interest.  For example, a 20% ROE will financially support 20% annual growth in revenues without having to issue more stock.

Average 2016 Stockholders' Equity was $69,445.  Year-end 2016 Stockholders' Equity was $69,243. Even though 2016 NI was $12,128, which increases Stockholders' Equity,  year-end Stockholders' Equity was lower because of 2016 stock repurchases of $2,850, dividend payments of $3,916 and significant revaluation of foreign subsidiary assets in USD terms, including especially accumulated foreign currency cash balances, due to the differences in year ending FX rates.

Liquidity and Capital Resources
Cash Flows.
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, totaled $14,528 in 2016, compared to $13,801 in 2015 and $15,387 in 2014.  The largest changes in 2016 compared to 2015 were a decrease of $897 in income tax and other receivables following a $91 increase in the prior year, a $360 use of cash from an increase in inventories following a $422 decrease in the prior year, a $1,187 use of cash from a further reduction in accrued expenses following a $597 reduction in the prior year, and a $286 benefit to cash from an increase in accounts payable following a $265 decrease in 2015. Other changes were generally consistent with effective working capital management and sales activity. The decrease in income tax and other receivables was mainly due to consolidating the income tax payable and receivable balances to reflect the net receivable balance.

The Company's notes payable repayments of $4,777 in 2015 and $4,035 in 2014 were the most significant uses of cash in each of those years. The loans were paid off in early 2015, so no loan principal payments were required in 2016. Loans of $26,934 were obtained in 2011 to help finance the acquisition of Femcare. In investing activities, during 2016 UTMD used $3,293 for capital expenditures and $9 for capitalized intangible assets. During 2016 UTMD purchased a 4,700 square foot distribution facility in Canada and a 38,600 square foot unfinished facility in the UK to replace its leased facility when the UK lease expires in early 2018.

In 2016, UTMD received $376 and issued 11,945 shares of stock upon the exercise of employee and director stock options.  Employees and directors exercised a total of 12,806 option shares in 2016, with 861 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  Option exercises in 2016 were at an average price of $33.68 per share.  The Company received a $50 tax benefit from option exercises in 2016. UTMD repurchased 50,000 shares of stock in the open market at a cost of $2,850 during 2016, an average cost of $57.00 per share. In 2015, UTMD received $343 and issued 15,786 shares of stock upon the exercise of employee and director stock options.  Employees and directors exercised a total of 21,800 option shares in 2015, with 6,014 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options and related taxes.  Option exercises in 2015 were at an average price of $29.36 per share.  The Company received a $114 tax benefit from option exercises in 2015. UTMD repurchased 13,000 shares of stock in the open market at a cost of $683 during 2015, an average cost of $52.54 per share.  By comparison, in 2014, UTMD received $491 and issued 27,523 shares of stock upon the exercise of employee and director stock options.  Employees and directors exercised a total of 35,503 option shares in 2014, with 7,980 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options. Option exercises in 2014 were at an average price of $26.08 per share.  The Company received a $103 tax benefit from option exercises in 2014. The Company repurchased 22,207 shares of stock in the open market at a cost of $1,055 during 2014, an average cost of $47.49 per share.

UTMD did not borrow in any of the three years 2014-2016.  Cash dividends paid were $3,916 in 2016, compared to $3,846 in 2015 and $3,765 in 2014.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  In an uncertain economic environment, UTMD's cash balances allow management to operate with the long-term best interest of stockholders in mind.  Planned 2017 capital expenditures for ongoing operations are expected to be less than depreciation of current PP&E.

Management plans to utilize cash not needed to support normal operations in one or a combination of the following:  1)  in general, to continue to invest at an opportune time in ways that will enhance future profitability, for example, to fit-out the new UK facility specific to UTMD's needs; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD's existing infrastructure.  If there are no better strategic uses for UTMD's cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

Management's Outlook.
UTMD is small, but its employees are experienced and remain diligent in their work. UTMD's passion is in providing innovative clinical solutions that will help improve the effectiveness of medical procedures and reduce health risks, particularly for women and their babies.

The safety, reliability and performance of UTMD's medical devices are high and represent significant clinical benefits while providing minimum total cost of care.  UTMD will continue to leverage its reputation as a device innovator which will responsively take on challenges to work with clinicians who use its specialty devices.  In doing so, UTMD will continue to differentiate itself, especially from commodity-oriented competitors.  In 2017, UTMD plans to

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

UTMD's balance sheet was strong enough in early 2011 to be able to finance a substantial acquisition which met UTMD's investment criteria without issuing stock.  After five years of integration and consolidation, UTMD's balance sheet is once again strong enough to support a similar acquisition significantly accretive to financial performance and stockholder value.

The Company has a fundamental focus to do an excellent job in meeting clinicians' and patients' needs, while providing stockholders with excellent returns.  In 2016, the value of UTMD's stock increased 24%, ending the year at $72.75/ share, a record high. This compares to a 2016 increase of 8% in the NASDAQ Composite Index, of 10% in the S&P 500 Index, and of 13% in the Dow Jones Industrial Average.  Taking a longer term view, as of the end of 2016 from the end of 1998, the NASDAQ Composite Index was up 146%, the S&P 500 Index was up 82% and the DJIA was up 115%.  In comparison, UTMD's share price increased 1009% over that same eighteen year time span (14% annually compounded share price increase per year). If additional returns to stockholders from cash dividends are added, stockholder value increased 1195% (15% per year). Combining share price appreciation as a result of a long term profitable financial performance and a capital allocation strategy that includes opportunistic share repurchases with steadily growing quarterly cash dividends paid to stockholders since 2004, longer term UTMD stockholders have experienced excellent returns. Management is committed to continue that performance.

Off Balance Sheet Arrangements
None

Contractual Obligations
The following is a summary of UTMD's significant contractual obligations and commitments as of December 31, 2016:

Contractual Obligations and Commitments	Total	2017	2018- 2019	2020- 2021	2022 and thereafter

Long-term debt obligations	$-	$-	$-	$-	$-
Operating lease obligations	818	160	126	90	442
Purchase obligations	1,706	1,562	144	-	-
Total	$2,524	$1,722	$270	$90	$442

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

ITEM 7A ‑ QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), and in England denominated in the British Pound (GBP). UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP and the Australian Dollar (AUD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9474, .9203 and .8258 EUR per USD as of December 31, 2016, 2015 and 2014, respectively.  Exchange rates were .8105, .6774 and .6416 GBP per USD as of December 31, 2016, 2015 and 2014, respectively. Exchange rates were 1.3829, 1.3710 and 1.2223 AUD per USD on December 31, 2016, 2015 and 2014, respectively. Please see note 1 in Item, 8, below under "Translation of Foreign Currencies" for more information.  UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, or by converting currencies as transactions occur.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.
The Company's independent registered public accounting firm, Jones Simkins LLC, has audited the Company's internal control over financial reporting as of December 31, 2016, and its report is shown on the next page.
Nortons Assurance Limited audited the internal control over financial reporting of Femcare Group Limited as of December 31, 2016, and its report follows the report of Jones Simkins LLC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Utah Medical Products, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Utah Medical Products, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits. We did not audit portions of the financial statements and we did not examine the effectiveness of internal control over financial reporting for portions of Femcare Group Limited, a wholly owned subsidiary. The portions not audited by us include assets of $19,412,000 and $16,133,000 as of December 31, 2016 and 2015, respectively, and total revenues of $10,214,000, $12,548,000, and $16,367,000, respectively for each of the years in the three-year period ended December 31, 2016. Those portions of the statements and the effectiveness of internal control over financial reporting were audited by other auditors whose reports have been furnished to us, and our opinions, insofar as they relate to the amounts included for Femcare Group Limited and the effectiveness of Femcare Group Limited's internal control over financial reporting, is based solely on the reports of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audit and the report of the other auditors, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Jones Simkins LLC

JONES SIMKINS LLC
Logan, Utah
March 6, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited the individual balance sheet of Femcare Group Limited, including its subsidiaries, as of December 31, 2016, 2015 and 2014, and the related statements of income, stockholders' equity, and cash flows for the years ended December 31, 2016, 2015 and 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Femcare Group Ltd, including all subsidiaries, as of December 31, 2016, 2015 and 2014, and the results of its operations and its cash flows for the years ending December 31, 2016, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Femcare Group Limited's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated 3 March 2017 expressed an unqualified opinion.

/s/ Nortons Assurance Limited

Nortons Assurance Limited
Reading, United Kingdom

3 March 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Utah Medical Products, Inc.

We have audited Femcare Group Limited, including its subsidiaries, internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Femcare Group's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Femcare Group's internal control over financial reporting based on our audit.

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

In our opinion, Femcare Group Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statements of income, comprehensive income, stockholders' equity, and cash flows of Femcare Group Ltd., and our report dated 3 March 2017, expressed an unqualified opinion.

/s/ Nortons Assurance Limited
Nortons Assurance Limited
Reading, United Kingdom

3 March 2017

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2016 and 2015
(In thousands)

ASSETS	2016	2015
Current assets:
Cash	$26,296	$23,278
Investments, available-for-sale (notes 3 and 4)	64	55
Accounts and other receivables, net (note 2)	3,211	4,563
Inventories (note 2)	4,542	4,196
Prepaid expenses and other current assets	361	418
Deferred income taxes (note 8)	393	363
Total current assets	34,867	32,873
Property and equipment, net (notes 5 and 11)	9,966	7,369
Goodwill	13,487	14,725
Other intangible assets (note 2)	31,947	37,772
Other intangible assets - accumulated amortization	(13,683)	(13,564)
Other intangible assets - net (note 2)	18,264	24,208
Total assets	$76,584	$79,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$906	$649
Accrued expenses (note 2)	2,116	3,417
Total current liabilities	3,022	4,066
Deferred tax liability - intangible assets	3,209	4,452
Deferred income taxes (note 8)	1,109	1,009
Total liabilities	7,340	9,527
Commitments and contingencies (notes 7 and 13)	-	-

Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000 sharesauthorized, issued 3,713 shares in 2016 and 3,751 shares in 2015	37	38
Accumulated other comprehensive income (loss)	(12,243)	(5,961)
Additional paid-in capital	378	2,710
Retained earnings	81,072	72,861
Total stockholders' equity	69,244	69,648

Total liabilities and stockholders' equity	$76,584	$79,175

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2016, 2015 and 2014
(In thousands, except per share amounts)

	2016	2015	2014
Sales, net (notes 10, 12 and 13)	$39,298	$40,157	$41,278
Cost of goods sold	15,608	15,972	16,295
Gross profit	23,690	24,185	24,983
Operating expense:
Sales and marketing	1,673	2,164	2,211
Research and development	475	522	460
General and administrative	5,355	5,848	6,110
Operating income	16,187	15,651	16,202
Other income (expense):
Dividend and interest income	12	5	7
Royalty income (note 13)	91	93	99
Interest expense	-	(65)	(289)
Other, net	132	(139)	(207)
Income before provision for income taxes	16,422	15,545	15,812
Provision for income taxes (note 8)	4,294	3,702	4,434
Net income	$12,128	$11,843	$11,378
Earnings per common share (basic) (note 1):	$3.23	$3.16	$3.04
Earnings per common share (diluted) (note 1):	$3.22	$3.14	$3.02
Other comprehensive income:
Foreign currency translation net of taxes of $0 in all periods	$(6,289)	$(2,724)	$(3,252)
Unrealized gain (loss) on investments net of taxes of $3, ($1) and $1	5	(2)	1
Total comprehensive income	$5,844	$9,117	$8,127

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$12,128	$11,843	$11,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	610	619	637
Amortization	2,223	2,528	2,719
Provision for (recovery of) losses on accounts receivable	0	(10)	(27)
Loss on disposal of assets	5	1	35
Deferred income taxes	(484)	(901)	(500)
Stock-based compensation expense	92	87	74
(Increase) decrease in:
Accounts receivable	295	137	(365)
Income tax and other receivables	897	(91)	(100)
Inventories	(360)	422	(141)
Prepaid expenses and other current assets	23	28	(19)
Increase (decrease) in:
Accounts payable	286	(265)	188
Accrued expenses	(1,187)	(597)	1,508
Net cash provided by operating activities	14,528	13,801	15,387

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(3,293)	(176)	(1,110)
Intangible assets	(9)	(70)	(22)
Net cash provided by (used in) investing activities	(3,302)	(246)	(1,132)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	376	343	491
Common stock purchased and retired	(2,850)	(683)	(1,055)
Payment of taxes for exchange of stock options	-	(42)	-
Tax benefit attributable to exercise of stock options	50	114	103
Repayments of notes payable	-	(4,777)	(4,035)
Dividends paid	(3,916)	(3,846)	(3,765)
Net cash provided by (used in) financing activities	(6,340)	(8,891)	(8,261)

Effect of exchange rate changes on cash	(1,868)	(660)	(1,115)

Net increase in cash and cash equivalents	3,018	4,004	4,879

Cash at beginning of year	23,278	19,274	14,395

Cash at end of year	$26,296	$23,278	$19,274

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$4,846	$5,341	$3,094
Interest	-	65	296

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2016, 2015 and 2014
(In thousands)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2013	3,743	$37	$3,278	$16	$57,250	$60,581
Shares issued upon exercise of employee stock options for cash	35	0	926	-	-	926
Shares received and retired upon exercise of stock options	(8)	(0)	(435)	-	-	(435)
Tax benefit attributable to appreciation of stock options	-	-	103	-	-	103
Stock option compensation expense	-	-	74	-	-	74
Common stock purchased and retired	(22)	(0)	(1,055)	-	-	(1,055)
Foreign currency translation adjustment	-	-	-	(3,252)	-	(3,252)
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	1	-	1
Common stock dividends	-	-	-	-	(3,765)	(3,765)
Net income	-	-	-	-	11,378	11,378
Balance at December 31, 2014	3,748	$37	$2,890	$(3,234)	$64,863	$64,556
Shares issued upon exercise of employee stock options for cash	22	0	640	-	-	640
Shares received and retired upon exercise of stock options	(6)	(0)	(338)	-	-	(338)
Tax benefit attributable to appreciation of stock options	-	-	114	-	-	114
Stock option compensation expense	-	-	87	-	-	87
Common stock purchased and retired	(13)	(0)	(683)	-	-	(683)
Foreign currency translation adjustment	-	-	-	(2,724)	-	(2,724)
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	(2)	-	(2)
Common stock dividends	-	-	-	-	(3,846)	(3,846)
Net income	-	-	-	-	11,843	11,843
Balance at December 31, 2015	3,751	$38	$2,710	$(5,961)	$72,861	$69,648
Shares issued upon exercise of employee stock options for cash	13	0	431	-	-	431
Shares received and retired upon exercise of stock options	(1)	(0)	(56)	-	-	(56)
Tax benefit attributable to appreciation of stock options	-	-	50	-	-	50
Stock option compensation expense	-	-	92	-	-	92
Common stock purchased and retired	(50)	(1)	(2,849)	-	-	(2,850)
Foreign currency translation adjustment	-	-	-	(6,289)	-	(6,289)
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	5	-	5
Common stock dividends	-	-	-	-	(3,916)	(3,916)
Net income	-	-	-	-	12,128	12,128
Balance at December 31, 2016	3,713	$37	$378	$(12,243)	$81,072	$69,244

See accompanying notes to financial statements.

Currency amounts are in thousands except per-share amounts and where noted.

Note 1 – Summary of Significant Accounting Policies

Organization

Utah Medical Products, Inc. with headquarters in Midvale, Utah and its wholly-owned operating subsidiaries, Femcare Nikomed Ltd located in Romsey, Hampshire, England, Femcare Australia Pty Ltd located in Castle Hill, NSW, Australia, Utah Medical Products Canada, Inc. (dba Femcare Canada) located in Mississauga, Ontario, Canada and Utah Medical Products Ltd., which operates a manufacturing facility in Athlone, Ireland, (in the aggregate, the Company) are in the primary business of developing, manufacturing and globally distributing specialized medical devices for the healthcare industry.  The Company's broad range of products includes those used in critical care areas and the labor and delivery departments of hospitals, as well as outpatient clinics and physicians' offices.  Products are sold directly to end user facilities in the U.S., Ireland, UK, Canada, France and Australia, and through third party distributors in other OUS markets.  Domestically, UTMD has an exclusive distribution relationship with CooperSurgical, Inc. for the Filshie Clip System.  UTMD also sells subcontract manufactured components and finished products to over 130 companies in the U.S. for their medical and non-medical products.

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

Investments

The Company classifies its investments as "available-for-sale."  Securities classified as "available-for-sale" are carried in the financial statements at fair value.  Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income.  Declines in fair value below cost that are other than temporary are included in operations.  As of December 31, 2016 the Company retained a freely tradeable investment in Citigroup (C) (see note 3).

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

The Company's customer base consists of hospitals, medical device distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies.  Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2016 except under an extreme global financial crisis.

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, trade names, customer relationships, regulatory approvals & product certifications, license rights and non-compete agreements are capitalized, and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD's goodwill is tested for impairment annually, in the fourth quarter of each year, using a fair value measurement test, in accordance with ASC 350. UTMD also performs impairment tests contemporaneously, if circumstances change that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determines that its goodwill is impaired, a second step is completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future.  Estimated future amortization expense on intangible assets currently held, using the 2016 year-end 1.2338 USD/GBP and .7231 USD/AUD currency exchange rates, is about $1,978 in 2017, $1,977 in 2018, and $1,975 in 2019, 2020 and 2021 (see note 2).

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
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, in Utah, in the United Kingdom, in Australia, in Ireland and beginning for 2017, in Canada.  UTMD is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and any related penalties in income taxes. The Company did not recognize any tax-related interest expense or have any tax penalties in any of the three years 2014 through 2016.

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on previous experience and known risk.  The reserve for legal costs at December 31, 2016 and 2015 was $134 and $122, respectively (see note 2).

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

The shares (in thousands) used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

	2016	2015	2014
Weighted average number of shares outstanding – basic	3,751	3,752	3,747
Dilutive effect of stock options	15	20	27
Weighted average number of shares outstanding, assuming dilution	3,766	3,772	3,774

Presentation of Sales and Similar Taxes

Sales tax on revenue-producing transactions is recorded as a liability when the sale occurs.  UTMD is not required to withhold sales tax on OUS sales, and at least 85% of domestic 2016 sales were to customers who are tax exempt or who are in jurisdictions where UTMD is not required to withhold sales tax.

Stock-Based Compensation

At December 31, 2016, the Company has stock-based employee compensation plans, which are described more fully in note 9.  The Company accounts for stock compensation under ASC 718, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In 2016, the Company recognized $92 in stock-based compensation cost compared to $87 in 2015 and $74 in 2014.

Note 1 – Summary of Significant Accounting Policies (continued)

Translation of Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the applicable exchange rates at year-end.  Net gains or losses resulting from the translation of the Company's assets and liabilities are reflected as a separate component of stockholders' equity.  A negative translation impact on stockholders' equity reflects a current relative U.S. Dollar value higher than at the point in time that assets were actually acquired in a foreign currency.  A positive translation impact would result from a U.S. dollar weaker in value than at the point in time foreign assets were acquired.  Year-end translation gains or losses of non-functional currency bank account balances, e.g. EUR and AUD balances held by the UK subsidiary, are recognized as non-operating income or expense, as applicable.

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2016	2015
Accounts and other receivables:
Accounts receivable	$3,289	$3,750
Income tax receivable	7	901
Accrued interest and other	11	12
Less allowance for doubtful accounts	(96)	(100)
Total accounts and other receivables	$3,211	$4,563
Inventories:
Finished products	$1,327	$1,715
Work-in-process	942	961
Raw materials	2,273	1,520
Total inventories	$4,542	$4,196
Other intangible assets:
Patents	$2,161	$2,180
Non-compete agreements	123	147
Trademarks & trade names	9,074	10,808
Customer relationships	8,822	10,556
Regulatory approvals & product certifications	11,767	14,081
Total other intangible assets	31,947	37,772
Accumulated amortization	(13,683)	(13,564)
Other intangible assets, net	$18,264	$24,208
Accrued expenses:
Income taxes payable	$799	$1,632
Payroll and payroll taxes	1,117	1,053
Reserve for litigation costs	134	122
Other	66	610
Total accrued expenses	$2,116	$3,417

Note 3 – Investments

The Company's investments, classified as available-for-sale consist of the following:

	December 31,
	2016	2015

Investments, at cost	$42	$42
Equity securities:
-Unrealized holding gains	22	13
-Unrealized holding (losses)	-	-
Investments, at fair value	$64	$55.

 During the three years 2014 through 2016, UTMD did not have any proceeds from sales of available-for-sale securities.

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

Level 3 -	Unobservable inputs for the asset or liability, which are valued based on management's estimates of assumptions that market participants would use in pricing the asset or liability.

The following table provides financial assets carried at fair value measured as of December 31 for the past two years:

	Level 1		Levels 2 & 3		Total
	2016	2015	2016	2015	2016	2015
Equities	$64	$55	-	-	$64	$55
Total	$64	$55	-	-	$64	$55

None of the Company's financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes.  Detail on investments is provided in note 3 above.  The Company estimates that the fair value of all financial instruments at December 31, 2016 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 5 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2016	2015

Land	$1,289	$1,299
Buildings and improvements	10,914	10,184
Furniture, equipment and tooling	15,759	15,566
Construction-in-progress	2,061	31
Total	30,023	27,080
Accumulated depreciation	(20,057)	(19,711)
Property and equipment, net	$9,966	$7,369

Included in the Company's consolidated balance sheet are the assets of its manufacturing and administrative facilities in Utah, Canada, England, Australia and Ireland.  Property and equipment, by geographic area, are as follows:

	December 31, 2016
	U.S. &	England &
	Canada	Australia	Ireland	Total

Land	$926	$-	$362	$1,289
Buildings and improvements	6,523	523	3,869	10,914
Furniture, equipment and tooling	14,233	529	996	15,759
Construction-in-progress	-	2,057	4	2,061
Total	21,682	3,109	5,231	30,023
Accumulated depreciation	(17,063)	(376)	(2,617)	(20,057)
Property and equipment, net	$4,619	$2,733	$2,614	$9,966

	December 31, 2015
	U.S. &	England &
	Canada	Australia	Ireland	Total

Land	$926	$-	$373	$1,299
Buildings and improvements	5,677	525	3,982	10,184
Furniture, equipment and tooling	14,010	604	952	15,566
Construction-in-progress	31	-	-	31
Total	20,644	1,129	5,307	27,080
Accumulated depreciation	(16,825)	(341)	(2,545)	(19,711)
Property and equipment, net	$3,819	$788	$2,762	$7,369

Note 6 – Long-term Debt

In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. and a $12,934 loan from JP Morgan Chase, London Branch to help finance UTMD's purchase of Femcare. The notes were fully paid off in February 2015.

Note 7 – Commitments and Contingencies
Operating Leases

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991.  On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index.  The Company currently leases its UK facility and an automobile for an employee in Ireland. Rent expense charged to operations under these operating lease agreements was approximately $175, $184 and $225 for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2016 were as follows:

Years ending December 31:	Amount
2017	$160
2018	81
2019	45
2020	45
2021	45
Thereafter	442
Total future minimum lease payments	$818
Purchase Obligations

The Company has obligations to purchase raw materials for use in its manufacturing operations.  The Company has the right to make changes in, among other things, purchase quantities, delivery schedules and order acceptance.

Product Liability

Except for its Filshie Clip System, the Company is self-insured for product liability risk. "Product liability" is an insurance industry term for the cost of legal defense and possible damages awarded as a result of use of a company's product during a procedure which results in an injury of a patient.  The Company maintains a reserve for product liability litigation and damages consistent with its previous long-term experience.  Actual product liability litigation costs and damages during the last three reporting years have been immaterial, which is consistent with the Company's overall history. Femcare's product liability indemnity limit through an independent insurer is £5 million each claim and in the annual aggregate.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at December 31, 2016 or December 31, 2015.

Litigation

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  Presently, there is no litigation. The Company applies its accounting policy to accrue legal costs that can be reasonably estimated.

Note 8 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2016		2015
	Current	Long-term	Current	Long-term
Inventory write-downs and differences due to UNICAP	$98	$-	$78	$-
Allowance for doubtful accounts	25	-	26	-
Accrued liabilities and reserves	147	-	121	-
Other - foreign	18	(41)	30	(49)
Depreciation and amortization	-	(4,277)	-	(5,412)
Unrealized investment gains	105	-	108	-
Deferred income taxes, net	$393	$(4,318)	$363	$(5,461)

The components of income tax expense are as follows:

	Years ended December 31,
	2016	2015	2014
Current	$5,467	$4,877	$5,288
Deferred	(1,173)	(1,175)	(854)
Total	$4,294	$3,702	$4,434

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2016	2015	2014
Federal income tax expense at the statutory rate	$2,998	$2,704	$2,632
State income taxes	291	262	255
Foreign income taxes (blended rate)	1,270	990	1,770
ETI, manufacturing deduction and tax credits	(287)	(257)	(244)
Other	22	3	21
Total	$4,294	$3,702	$4,434

The domestic and foreign components of income before income tax expense were as follows:

	Years ended December 31,
	2016	2015	2014
Domestic	$8,688	$7,973	$7,717
Foreign	7,734	7,572	8,095
Total	$16,422	$15,545	$15,812

Note 9 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 266 thousand shares of common stock, of which 75 thousand are outstanding as of December 31, 2016.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of stockholder value.  Changes in stock options were as follows:

	Shares	Price Range
	(000's)	Per Share
2016
Granted	28	$58.50 -	$58.50
Expired or canceled	3	49.18 -	49.18
Exercised	13	24.00 -	49.18
Total outstanding at December 31	75	24.00 -	58.50
Total exercisable at December 31	36	24.00 -	50.72

2015
Granted	-	$-	$-
Expired or canceled	7	26.58 -	49.18
Exercised	22	21.68 -	49.18
Total outstanding at December 31	62	24.00 -	50.72
Total exercisable at December 31	41	24.00 -	50.72

2014
Granted	39	$49.18 -	$50.72
Expired or canceled	4	25.59 -	49.18
Exercised	35	18.00 -	33.30
Total outstanding at December 31	91	21.68 -	50.72
Total exercisable at December 31	48	21.68 -	33.30

For the years ended December 31, 2016, 2015 and 2014, the Company reduced current income taxes payable and increased additional paid-in capital by $50, $114 and $103, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2016, the Company recognized $92 in equity compensation cost, compared to $87 in 2015 and $74 in 2014.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2016	2015	2014

Expected dividend amount per quarter	$.2775	$-	$.2624
Expected stock price volatility	28.0%		27.0%
Risk-free interest rate	1.30%		1.50%
Expected life of options	4.7 years		4.7 years

The per share weighted average fair value of options granted during 2016 is $12.15 and in 2014 is $9.64. No options were granted in 2015.

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

Note 9 – Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2016:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$24.00 - 33.30	20,936	3.40	$27.50	20,936	$27.50
49.18 - 58.50	53,736	8.66	54.07	15,359	49.24
$24.00 - 58.50	74,672	7.18	$46.62	36,295	$36.70

Note 10 – Geographic Information

The Company had sales in the following geographic areas based on the customer's country of domicile:

	2016	2015	2014

United States	$19,488	$20,364	$19,483
Europe	7,989	7,720	8,939
Other	11,821	12,073	12,856

Note 11 – Long-lived Assets by Geographic Area

The Company's long-lived assets by geographic area were as follows:

	2016	2015	2014

United States	$11,151	$11,097	$11,349
England	26,710	31,901	36,199
Ireland	2,614	2,761	3,222
Australia	513	543	631
Canada	729	-	-

Note 12 – Revenues by Product Category

The Company had revenues in the following product categories:

Product Category	2016	2015	2014

Obstetrics	$4,532	$4,587	$4,669
Gynecology/Electrosurgery/Urology	20,683	22,356	24,088
Neonatal	6,007	6,299	6,222
Blood Pressure Monitoring and Accessories	8,076	6,915	6,299

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

In 2016, 2015 and 2014, UTMD received royalties of $91, $93 and $99, respectively, for the use of intellectual property of Filshie Clip System as part of Femcare's exclusive U.S. distribution agreement with CooperSurgical Inc.

UTMD had $2,524 in operating lease and purchase commitments as of December 31, 2016.

Note 14 – Employee Benefit Plans

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and contributory retirement plans for Ireland, UK, Australia and Canada employees.  The Company's matching contribution is determined annually by the board of directors.  Company contributions were approximately $151, $161 and $165 for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 15 – Recent Accounting Pronouncements

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

In May 2014, new accounting guidance was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted for periods beginning after December 15, 2016. Because the vast majority of its revenue is recognized when a physical product is shipped, UTMD expects that the 2018 adoption of this standard will have an insignificant impact on its consolidated financial statements.

In February 2016, new accounting guidance was issued which requires recording most leases on the balance sheet. The new lease standard requires disclosure of key information about lease arrangements and aligns many of the underlying principles of this new model with those in the new revenue recognition standard noted above. This guidance becomes effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. UTMD has yet to assess the impact that this standard will have on its consolidated financial statements when it is adopted. The only significant lease the Company anticipates it will have at that time is for the parking lot at its Utah facility (see Note 7).

Note 16 – Subsequent Events
The Company evaluated its December 31, 2016 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

During 2016, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD's Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2016, its disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2016.  Jones Simkins LLC, the independent registered public accounting firm of the Company, has audited the effectiveness of the Company's internal control over financial reporting. Nortons Assurance Limited, the independent registered public accounting firm of Femcare Group Limited (Femcare Group) has audited the effectiveness of Femcare Group's internal control over financial reporting. Management's report, and the reports of Jones Simkins LLC and Nortons Assurance Limited appear on pages 32 through 35 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD's internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2016, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2017 annual meeting of stockholders under the captions,

•	"PROPOSAL NO. 1. ELECTION OF DIRECTORS: General," and "Directors and Nominees,"

•	"SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS," and

•	"EXECUTIVE OFFICER COMPENSATION: 2016 Director Compensation,"

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2017 annual meeting of stockholders under the captions,

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement of the registrant for the 2017 annual meeting of stockholders under the captions,

•	"SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS" and

•	"DISCLOSURE RESPECTING THE COMPANY'S EQUITY COMPENSATION PLANS"

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2017 annual meeting of stockholders under the captions,

•	"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

•	"BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence"

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2017 annual meeting of stockholders in the first paragraph under the caption, "Report of the Audit Committee" is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2017 annual meeting of stockholders under the caption "PROPOSAL NO 2. RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: Fees billed by Jones Simkins LLC," "Audit Committee Policy and Approval," and "Auditor Independence" are incorporated herein by reference.

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

3. Exhibits.

Exhibit #	SEC Reference #	Title of Document	Location

1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)

2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)

3	3	Bylaws	Incorporated by Reference (2)

4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (4)

5	4	Extension of Shareholder Rights Agreement	Incorporated by Reference (5)

6	4	Designation of Rights, Privileges, and Preferences of Series "A" Preferred Stock	Incorporated by Reference (3)

7	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (6)

8	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (6)

9	10	Utah Medical Products, Inc., 2003 Employees' and Directors' Incentive Plan*	Incorporated by Reference (7)

10	10	Utah Medical Products, Inc., 2013 Employees' and Directors' Incentive Plan*	Incorporated by Reference (8)

11	10	Summary of Officer and Director Compensation	This filing

12	21	Subsidiaries of Utah Medical Products, Inc.	This filing

13	23	Consent of Jones Simkins LLC, Company's independent auditors for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	This filing

14	23	Consent of Nortons Assurance Limited, Femcare Group Limited's independent auditors for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	This filing

15	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

Exhibit #	SEC Reference #	Title of Document	Location

16	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

17	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

18	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

101.ins		XBRL Instance Document	This Filing

101.xsd		XBRL Taxonomy Extension Schema Document	This Filing

101.cal		XBRL Taxonomy Extension Calculation Linkbase Document	This Filing

101.def		XBRL Taxonomy Extension Definition Linkbase Document	This Filing

101.tab		XBRL Taxonomy Extension Label Linkbase Document	This Filing

101.pre		XBRL Taxonomy Extension Presentation Linkbase Document	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company's report on form 8-K filed with the Commission on February 13, 2014.

(3)	Incorporated by reference from the Company's registration statement on form S-8 filed with the Commission effective February 10, 1995.

(4)	Incorporated by reference from the Company's report on form 8-K filed with the Commission on October 1, 2004.

(5)	Incorporated by reference from the Company's report on form 8-K filed with the Commission on October 24, 2014.

(6)	Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(7)	Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 2002.

(8)	Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 7th day of March, 2017.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 7th day of March, 2017.

By:	/s/ James H. Beeson
James H. Beeson, Director

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell, Chief Executive Officer & Director

By:	/s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By	: /s/ Barbara A. Payne
Barbara A. Payne, Director

By:	/s/ Paul O. Richins
Paul O. Richins, Principal Financial and Accounting Officer & Director