Form 10-Q
period 2017-03-31
UTAH MEDICAL PRODUCTS INC
filed 2017-05-05
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2017	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)
UTAH	87‑0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2017: 3,716,134.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2017 AND DECEMBER 31, 2016
(in thousands)

	(unaudited)	(audited)
ASSETS	MARCH 31, 2017	DECEMBER 31, 2016
Current assets:
Cash	$30,679	$26,296
Investments, available-for-sale	64	64
Accounts & other receivables, net	4,178	3,211
Inventories	4,764	4,542
Other current assets	831	754
Total current assets	40,516	34,867
Property and equipment, net	10,015	9,966
Goodwill	13,587	13,487
Other intangible assets	32,420	31,947
Other intangible assets - accumulated amortization	(14,370)	(13,683)
Other intangible assets, net	18,050	18,264
Total assets	$82,168	$76,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,025	$906
Accrued expenses	4,341	2,116
Total current liabilities	5,366	3,022
Deferred tax liability - intangible assets	3,160	3,209
Deferred income taxes	1,103	1,109
Total liabilities	9,629	7,340

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - March 31, 2017, 3,715 shares and December 31, 2016, 3,713 shares	37	37
Accumulated other comprehensive income (loss)	(11,588)	(12,243)
Additional paid-in capital	467	378
Retained earnings	83,623	81,072
Total stockholders' equity	72,539	69,244

Total liabilities and stockholders' equity	$82,168	$76,584

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
Sales, net	$10,259	$10,301

Cost of goods sold	3,724	4,078
Gross profit	6,535	6,223

Operating expense
Selling, general and administrative	1,692	1,801
Research & development	118	110
Total operating expenses	1,810	1,911
Operating income	4,725	4,312

Other income (expense)	26	101
Income before provision for income taxes	4,751	4,413

Provision for income taxes	1,215	1,196
Net income	$3,536	$3,217

Earnings per common share (basic)	$0.95	$0.86
Earnings per common share (diluted)	$0.95	$0.85

Shares outstanding (basic)	3,714	3,753
Shares outstanding (diluted)	3,728	3,770

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 and $0	$655	$(410)
Unrealized gain (loss) on investments net of taxes of $0 and $(4)	0	(7)
Total comprehensive income	$4,191	$2,800

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND MARCH 31, 2016
(in thousands - unaudited)

	MARCH 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,536	$3,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	166	149
Amortization	508	592
Provision for (recovery of) losses on accounts receivable	(1)	(13)
Deferred income taxes	(118)	(117)
Stock-based compensation expense	36	21
Tax benefit attributable to exercise of stock options	10	19
Changes in operating assets and liabilities:
Accounts receivable	(934)	(782)
Accrued interest and other receivables	(5)	(16)
Inventories	(154)	(133)
Prepaid expenses and other current assets	(56)	(45)
Accounts payable	117	337
Accrued expenses	1,202	923
Total adjustments	771	935
Net cash provided by operating activities	4,307	4,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(65)	(48)
Intangible assets	-	(4)
Net cash provided by (used in) investing activities	(65)	(52)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	53	148
Payment of dividends	-	-
Net cash provided by (used in) financing activities	53	148

Effect of exchange rate changes on cash	88	(10)
Net increase (decrease) in cash and cash equivalents	4,383	4,238
Cash at beginning of period	26,296	23,278
Cash at end of period	$30,679	$27,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$442	$345
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1) The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10‑K for the year ended December 31, 2016.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

(2)         Recent Accounting Standards. In March 2016, new accounting guidance was issued to simplify several aspects of accounting for employee share-based payment (including stock option) transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the guidance, entities recognize all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. UTMD adopted this standard on January 1, 2017, which had an insignificant impact on its consolidated financial statements. UTMD made a determination to continue to account for forfeitures by estimating the number of awards that are expected to vest.  Because UTMD primarily issues incentive stock options, excess tax benefits and tax deficiencies have historically been minimal.

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

In February 2016, new accounting guidance was issued which requires recording most leases on the balance sheet. The new lease standard requires disclosure of key information about lease arrangements and aligns many of the underlying principles of this new model with those in the new revenue recognition standard noted above. This guidance becomes effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. UTMD has yet to assess the impact that this standard will have on its consolidated financial statements when it is adopted. The only significant lease the Company anticipates it will have at that time is for the parking lot at its Utah facility.

(3) Inventories at March 31, 2017 and December 31, 2016 consisted of the following:
	March 31,	December 31,
	2017	2016
Finished goods	$1,148	$1,327
Work‑in‑process	1,172	942
Raw materials	2,444	2,273
Total	$4,764	$4,542

(4)  Stock-Based Compensation. At March 31, 2017, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2017 and 2016, the Company recognized $36 and $21, respectively, in stock based compensation cost.

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
UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2016 or March 31, 2017.

 (6)        Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of March 31, 2017:

		Fair Value Measurements Using
Description	Total Fair Value at 3/31/2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$64	$64	$0	$0

(7)  Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company's Form 10-K Annual Report for the year ended December 31, 2016 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a) Overview

In the first calendar quarter (1Q) of 2017, UTMD achieved results representing a strong start to achieving its previously announced goals for year 2017.

Income statement results in 1Q 2017 compared to 1Q 2016 were as follows:

	1Q 2017	1Q 2016	change
Net Sales	$10,259	$10,301	(0.4%)
Gross Profit	6,535	6,223	+5.0%
Operating Income	4,725	4,312	+9.6%
Income Before Tax	4,750	4,413	+7.6%
Net Income	3,536	3,217	+9.9%
Earnings per Share	.948	.853	+11.1%

The Company began selling its Femcare devices directly to medical facilities in Canada and France in 1Q 2017, rather than through third party distributors.
The volatility of foreign currency exchange (FX) rates for sales outside the U.S. (OUS) continued to have a significant impact on period-to-period financial results. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1Q 2017 and 1Q 2016 follow:

	1Q 2017	1Q 2016	change
GBP	1.239	1.432	(13.5%)
EUR	1.065	1.106	(3.7%)
AUD	0.760	0.724	+5.0%
CAD	0.755	n/a

The weighted average negative impact on all foreign currency sales was 6.3%, reducing reported USD sales by $168.  Despite the continued negative FX pressure, UTMD's total consolidated 1Q 2017 sales were about the same as in 1Q 2016 (0.4% lower).  In constant currency terms, i.e. using the same FX rates as in 1Q 2016, total consolidated 1Q 2017 sales were up $126 (+1%).

UTMD's consolidated 1Q 2017 gross profit margin (GPM) benefited substantially from UTMD starting to distribute directly to established Femcare users in Canada and France.

UTMD's Operating Income Margin (OIM) gained leverage from two factors; 1) operating resources, particularly in Sales & Marketing (S&M), required to implement direct sales to France were absorbed by existing UK operations without increase, and 2) the weaker GBP reduced Identifiable Intangible Asset (IIA) amortization expense, which comprises a significant portion of General & Administrative (G&A) operating expenses, in USD terms.

Comparing 1Q 2017 to 1Q 2016, Income Before Tax (EBT) did not increase in the same proportion as the increase in OI because 1Q 2017 non-operating income was only $26 compared to $101 in 1Q 2016. This was because the gain in value of remeasured EUR bank balances held by UTMD's UK subsidiary, which is included in non-operating income (NOI), increased only $3 in 1Q 2017 compared to $80 in 1Q 2016.

Profit margins in 1Q 2017 significantly improved as follows:

	1Q 2017	1Q 2016
Gross Profit Margin (gross profits/ sales):	63.7%	60.4%
Operating Profit Margin (operating income/ sales):	46.1%	41.9%
EBT Margin (income before income taxes/ sales):	46.3%	42.8%
Net Income Margin (income after taxes/ sales):	34.5%	31.2%

UTMD's Balance Sheet, in the absence of debt, also improved markedly. March 31, 2017 ending Cash and Investments were up $4.4 million and Stockholders' Equity was up $3.3 million from December 31, 2016.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2017 and the end of 1Q 2016 follow:

	1Q 2017	1Q 2016	change
GBP	1.253	1.438	(12.8%)
EUR	1.070	1.139	(6.1%)
AUD	0.764	0.768	(0.5%)
CAD	0.751	n/a

b) Revenues

The Company believes that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment, or completion of services performed under contract.  Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to acceptance and completion of an order.  Revenue from product or service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured.  Over 99% of UTMD's revenue is recognized at the time UTMD ships a physical medical device to a customer or a customer's designated inventory location, where the selling price for the item shipped was agreed prior to UTMD's acceptance and completion of the customer order. There are no post-shipment obligations which have been or are expected to be material to financial results.

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

Terms of sale are established in advance of UTMD's acceptance of customer orders.  In the U.S., Canada, Ireland, UK, France and Australia, UTMD generally accepts orders directly from and ships directly to end user clinical facilities, as well as third party med/surg distributors, under UTMD's Standard Terms and Conditions (T&C) of Sale. About 14% of UTMD's U.S. domestic end user sales go through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD's T&C of Sale are substantially the same in the U.S., Canada, Ireland, UK, France and Australia.  In other geographic regions, UTMD sells its devices to third party distributors which then distribute the devices to medical facilities within their designated territories.  UTMD's T&C of Sale for its international distributors are substantially the same.

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

Total 1Q 2017 consolidated sales were $42 (0.4%) lower than in 1Q 2016.  Comparing 1Q 2017 to 1Q 2016, total U.S. domestic sales were 1% lower and OUS sales were 1% higher.

Domestic sales in 1Q 2017 were $5,218 compared to $5,294 in 1Q 2016.  The components of domestic sales include 1) "direct sales" of UTMD's medical devices to user facilities (and med/surg stocking distributors for hospitals), 2) "OEM sales" of components and other products manufactured by UTMD for other medical device and non-medical device companies, and  3) sales of Filshie Clip System devices by UTMD's UK subsidiary, Femcare-Nikomed Ltd, to CooperSurgical Inc. (CSI) for distribution in the U.S. under an exclusive distribution agreement between CSI and Femcare executed prior to UTMD's acquisition of Femcare in 2011.  Direct sales, representing 63% of total domestic sales, were $44 (1%) lower in 1Q 2017 than in 1Q 2016.  OEM sales, representing 15% of total domestic sales, were $4 (+1%) higher. CSI sales, representing 23% of 1Q 2017 total domestic sales, were $36 (3%) lower. CSI's current forecasts indicate that its sales will be substantially higher on a comparative basis for the remainder of 2017.

OUS sales in 1Q 2017 were $5,041 compared to $5,007 in 1Q 2016. This was despite the fact that OUS sales invoiced in GBP, EUR and AUD currencies were reduced 6.3% as a result of changes in FX rates shown above.  1Q 2017 was the first quarter that UTMD invoiced Canada medical facilities directly in CAD. Previously, Femcare's discontinued Canada distributor had been invoiced by UTMD subsidiaries in EUR or GBP.  Foreign currency OUS sales in 1Q 2017 were $2,486, which was 49% of all OUS sales and 24% of total consolidated sales.  Foreign currency OUS sales in 1Q 2016 were $2,910, which was 58% of all OUS sales and 28% of total consolidated sales. Constant currency (using same FX rates as in 1Q 2016) OUS foreign currency sales were $2,654 in 1Q 2017.  The negative 1.6% impact of FX rates on 1Q 2017 total consolidated sales was somewhat larger than the negative 1.2% impact of FX rates in 1Q 2016.

Trade sales are sales to third parties, excluding sales from one UTMD entity to another.  Ireland subsidiary 1Q 2017 trade sales were $497 lower than in 1Q 2016 due to Ireland sales of Sterishot II kits into Canada and France becoming intercompany sales rather than trade sales to distributors in 2017, lower sales of BPM kits to Pulsion in Germany and the impact on sales of a 4% weaker EUR.

Trade sales by UTMD's UK subsidiary, Femcare-Nikomed Ltd, were $140 lower. The impact of a 13% weaker GBP alone lowered actual sales by $141. The incremental direct sales to France medical facilities at end user prices higher than the previous distributor sales were offset by the loss of distributor marketing rights payments and trade sales which are now intercompany sales.

Sales by UTMD's Australia subsidiary to Australia end user facilities in 1Q 2017 were $4 higher than in 1Q 2016.

Sales by UTMD's Canada subsidiary direct to Canada end user facilities were $717 in 1Q 2017.  In 1Q 2016, sales to Femcare's Canada distributor were included in Ireland subsidiary and UK subsidiary trade sales.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:
Global revenues (USD) by product category:
	1Q 2017%		1Q 2016%
Obstetrics	$1,039	10	$1,108	11
Gynecology/ Electrosurgery/ Urology	5,837	57	5,727	56
Neonatal	1,571	15	1,655	16
Blood Pressure Monitoring and Accessories*	1,812	18	1,811	17
Total:	$10,259	100	$10,301	100

OUS revenues (USD) by product category:

	1Q 2017%		1Q 2016%
Obstetrics	$144	3	$181	4
Gynecology/ Electrosurgery/ Urology	3,559	71	3,353	67
Neonatal	518	10	613	12
Blood Pressure Monitoring and Accessories*	820	16	860	17
Total:	$5,041	100	$5,007	100
*includes molded components sold to OEM customers.

c) Gross Profit

Gross Profit (GP) results from subtracting the cost of manufacturing and shipping products to customers (direct materials, direct labor, manufacturing overhead and shipping costs), or the purchase price of distributed finished products manufactured by other companies, from revenues.  At UTMD, manufacturing overhead costs fully absorb indirect costs including depreciation on manufacturing equipment and facilities, quality assurance, materials requirements planning and purchasing, manufacturing engineering, production supervision, shipping, royalties paid to other entities and health plan benefits for both direct and indirect manufacturing personnel.  UTMD's GP margin (GPM) is GP as a percentage of revenues. GP in 1Q 2017 was $6,535 (63.7% GPM) compared to $6,223 (60.4% GPM) in 1Q 2016.  The higher GP and GPM resulted primarily from the change to direct sales in Canada and France.

d) Operating Income

Operating income (OI) is the profit remaining after subtracting operating expenses (OE) from GP. OE include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses. UTMD's operating income margin (OIM) is OI divided by revenues. OI in 1Q 2017 was $4,725 (46.1% OIM) compared to $4,312 (41.9% OIM) in 1Q 2016.  OI was 9.6% higher due to the 5% higher GP combined with 5% lower OE.

Consolidated 1Q 2017 USD OE were $1,811 (17.7% of sales) compared to $1,911 (18.5% of sales) in 1Q 2016. The lower UK and Ireland FX rates helped reduce OUS OE in USD, as the 1Q 2017 OE of UTMD's foreign subsidiaries in the aggregate would have been $109 higher using 1Q 2016 FX rates.

Consolidated S&M expenses in 1Q 2017 were $381 (3.7% of sales) compared to $405 (3.9% of sales) in 1Q 2016.
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

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of instruction materials developed for the use of its products. UTMD provides customer support from offices in the U.S., Canada, the UK, Ireland and Australia by telephone, and employed representatives on a geographically dispersed basis, to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians.  All inservice and training expenses are routinely expensed as they occur.  All of these services are allocated from S&M overhead costs included in OE.  Historically, marginal consulting costs have been immaterial to financial results.

R&D expenses in 1Q 2017 were $118 (1.2% of sales) compared to $110 (1.1% of sales) in 1Q 2016.
Consolidated G&A expenses were $1,312 (12.8% of sales) in 1Q 2017 compared to $1,396 (13.5% of sales) in 1Q 2016. The G&A expenses in 1Q 2017 included $494 (4.8% of sales) of non-cash expense from the amortization of identifiable intangible assets resulting from the Femcare acquisition, which were $576 (5.6% of sales) in 1Q 2016.  The lower USD amortization expense was the result of the weaker GBP, as the amortization expense in GBP was £399 in 1Q 2017 compared to £403 in 1Q 2016.

G&A expenses include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $36 in 1Q 2017 compared to $21 in 1Q 2016.

Summary comparison of (USD) consolidated OE:

	1Q 2017	1Q 2016
S&M Expense	$381	$405
R&D Expense	118	110
G&A Expense	1,312	1,396
Total Operating Expenses:	$1,811	$1,911

e) Non-operating expense (NOE)/ Non-operating income (NOI)

NOE/NOI includes the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income and royalties received from licensing the Company's technology. Negative NOE is NOI.  Net NOI in 1Q 2017 was $26 compared to $101 NOI in 1Q 2016. The total gain on remeasured foreign currency balances in 1Q 2017 was $1 compared to a gain of $73 in 1Q 2016.  Royalties received were $23 in both 1Q 2017 and 1Q 2016.

f) Income Before Income Taxes (EBT)

EBT results from subtracting net NOE or adding NOI from or to, as applicable, OI.  Consolidated 1Q 2017 EBT was $4,750 (46.3% of sales) compared to $4,413 (42.8% of sales) in 1Q 2016.  The $337 (+7.6%) higher 1Q 2017 EBT compared to 1Q 2016 was due to the higher OI offset by $75 lower NOI. The NOI gain from remeasured EUR cash balances in the UK was $77 lower in 1Q 2017 compared to 1Q 2016.

The EBT of Utah Medical Products, Inc. (U.S.) was $2,251 in 1Q 2017 compared to $2,258 in 1Q 2016. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 637 in 1Q 2017 compared to EUR 669 in 1Q 2016. The EBT of Femcare Group Ltd (Femcare-Nikomed, Ltd., UK and Femcare Australia) was GBP 1,161 in 1Q 2017 compared to GBP 990 in 1Q 2016. The higher EBT for Femcare Group Ltd was essentially due to direct sales to end users in France.  The 1Q 2017 EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada), a new operating subsidiary in 2017, was CAD 496.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2017 consolidated EBT excluding remeasured bank balance currency gains ("adjusted consolidated EBITDA") were $5,458 compared to $5,103 in 1Q 2016. Management believes that the 1Q 2017 operating performance provides an excellent start to achieving its financial objectives for the year 2017, as previously described in its 2016 SEC 10-K Report.

g) Net Income (NI)

NI is EBT minus a provision for income taxes.  NI in 1Q 2017 of $3,536 (34.5% of sales) was 9.9% higher than the NI of $3,217 (31.2% of sales) in 1Q 2016.  The average consolidated income tax provisions (as a % of EBT) in 1Q 2017 and 1Q 2016 were 25.6% and 27.1%, respectively. The lower provision rate in 1Q 2017 was due to the mix in EBT by tax sovereignty.

h) Earnings Per Share (EPS)

EPS are consolidated NI divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e., have exercise prices below the applicable period's weighted average market value). Diluted EPS in 1Q 2017 were $0.948, which was 11.1% higher than EPS of $0.853 in 1Q 2016. The confluence of higher GP, OE which did not increase in proportion to the gain from prior distributor GP, which were also helped by the diminishing effect of a stronger USD relative to the GBP and EUR, together with a slightly lower tax provision rate and lower diluted shares outstanding, produced the 11% EPS increase.

EPS for the most recent twelve months were $3.315, but this includes a 4Q 2016 "one-time" increase of $.033 from the adjustment in UTMD's deferred tax liability as a result of lower future income tax rates enacted in the UK in late 2016.

Diluted shares used to calculate EPS decreased to 3,728,000 in 1Q 2017 from 3,769,900 in 1Q 2016 as a result of 50,000 shares repurchased after the end of 1Q 2016. The number of shares added as a dilution factor in 1Q 2017 was 13,700 compared to 17,100 in 1Q 2016.  Outstanding UTMD shares at the end of 1Q 2017 were 3,715,000 compared to 3,756,600 at the end of 1Q 2016.

The number of shares used for calculating earnings per share was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee options at March 31, 2017 was 71,600 shares at an average exercise price of $46.91/ share, including shares awarded but not vested. This compares to 55,300 unexercised option shares outstanding at March 31, 2016 at an average exercise price of $39.43/ share.
During both 1Q 2017 and 1Q 2016, UTMD did not repurchase its shares in the open market. The Company retains the financial ability for repurchasing its shares when they seem undervalued. Despite the stronger financial performance, the closing share price at the end of 1Q 2017 was $62.30 compared to $72.75 at the end of calendar year 2016, and $62.54 at the end of 1Q 2016.

i) Return on Equity (ROE)

ROE is the portion of NI retained by UTMD to internally finance its growth, divided by the average accumulated stockholders' equity for the applicable time period.  Annualized ROE (before stockholder dividends) in 1Q 2017 was 20% compared to 18% in 1Q 2016.  The higher ROE in 1Q 2017 was due to the increase in NI.  Targeting a high ROE of 20% remains a key financial objective for UTMD management.  ROE can be increased by increasing NI, or by reducing stockholders' equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j) Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $4,307 in 1Q 2017 compared to $4,152 in 1Q 2016.  The most significant differences in the two periods were the $319 increase in net income and a $279 benefit to cash from a larger increase in 1Q 2017 accrued expenses compared to 1Q 2016. The largest difference in use was a $221 smaller increase in accounts payable in 1Q 2017 compared to 1Q 2016.

Capital expenditures for property and equipment (PP&E) were $65 in 1Q 2017 compared to $48 in 1Q 2016.  Depreciation of PP&E was $166 in 1Q 2017 compared to $149 in 1Q 2016.

UTMD did not make cash dividend payments during either 1Q 2017 or 1Q 2016, as the dividends which would normally be paid in January were paid at the end of December of the prior applicable year.

In 1Q 2017, UTMD received $53 and issued 1,860 shares of its stock upon the exercise of employee stock options.  Option exercises in 1Q 2017 were at an average price of $28.75 per share.  In comparison, in 1Q 2016 the Company received $148 from issuing 5,369 shares of stock on the exercise of employee stock options, net of 381 shares retired upon employees trading those shares in payment of the stock option exercise price. Option exercises in 1Q 2016 were at an average price of $29.70 per share.

Management believes that current cash balances, income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans. The Company may utilize cash not needed to support normal operations in one or a combination of the following:  1) in general, to continue to invest at an opportune time in ways that will enhance future profitability, for example, to fit-out the new UK facility specific to UTMD's needs; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD's existing infrastructure.  If there are no better strategic uses for UTMD's cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

k) Assets and Liabilities

March 31, 2017 total consolidated assets increased $5,584 from December 31, 2016 to $82,168. The increase was due mainly to a $4,383 increase in cash and investments. Other significant changes in assets included a $966 increase in consolidated net trade receivables, a $222 increase in consolidated inventories and a $114 decrease in net intangible assets.   UTMD's Ireland subsidiary EUR-denominated assets were translated into USD at an FX rate 1.4% higher (stronger EUR) than the FX rate at the end of 2016. UTMD's UK subsidiary GBP-denominated assets were translated into USD at an FX rate 1.6% higher (stronger GBP) than the FX rate at the end of 2016.  UTMD's Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 5.6% higher (stronger AUD) than the FX rate at the end of 2016.  Consolidated net property, plant and equipment increased $49 at March 31, 2017 from the end of 2016 due to changing FX rates, $65 in new asset purchases and $166 in depreciation.

Working capital (current assets minus current liabilities) was $35,150 at March 31, 2017, compared to $31,845 at December 31, 2016.  Current liabilities increased $2,344, including a $2,224 increase in accrued liabilities. The accrued liabilities increase was due to the 1Q 2017 quarterly dividend payment to stockholders accrued but not paid until after March 31, whereas the 4Q 2016 dividend was paid before the end of December 2016.  In addition, the U.S. quarterly income tax payment schedule, which delays the 1Q 2017 estimated payment until 15 April 2017, while the 4Q 2016 payment was due 15 December 2016, helped increase accrued liabilities.  UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital investments and projected cash dividend payments to stockholders.

March 31, 2017 intangible assets (goodwill plus other intangible assets) declined $114 from the end of 2016.  The decrease was due to $494 1Q 2017 amortization of identifiable intangible Femcare assets, offset somewhat by the higher FX rate for GBP Femcare intangibles as of March 31, 2017 compared to year-end 2016.  At March 31, 2017, net intangible assets including goodwill were 39% of total consolidated assets compared to 41% at year-end 2016, and 45% at March 31, 2016.

The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition), was $3,160 at March 31, 2017 compared to $3,209 at December 31, 2016 and $4,221 at March 31, 2016.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare identifiable intangible assets. UTMD's total debt ratio (total liabilities/total assets) as of March 31, 2017 increased to 12% from 10% as of December 31, 2016 as a result of the timing difference in accrued liabilities described above.  UTMD's total debt ratio as of March 31, 2016 was 14%.

l) Management's Outlook

As outlined in its December 31, 2016 SEC 10-K report, UTMD's plan for 2017 is to

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

Management believes it is on track after 1Q 2017 to accomplish its previously stated objectives for the full year of 2017.

m) Accounting Policy Changes

Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting, was adopted by the Company effective January 1, 2017, as required by the ASU. This update to ASC 718, Compensation - Stock Compensation was issued by the Financial Accounting Standards Board as part of their simplification initiative.  This adoption had an immaterial impact on UTMD's retained earnings and other components of equity as of the date of adoption. In the statement of cash flows, the effect of the required change related to excess tax benefits, which was immaterial, was retrospectively applied. Stock compensation expense continues to reflect estimated forfeitures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9348, .9474 and .8780 EUR per USD as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively.  Exchange rates were .7978, .8105 and .6954 GBP per USD as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively.  Exchange rates were 1.3093, 1.3829 and 1.3026 AUD per USD on March 31, 2017, December 31, 2016 and March 31, 2016, respectively.  Exchange rates were 1.3320 CAD per USD on March 31, 2017. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2017. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in UTMD's Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Legislative healthcare reform in the United States, as embodied in The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the "Acts") added a substantial excise tax (MDET)  in 2013-2015 that  increased administrative costs and has led to decreased revenues in the U.S.:
The voluminous Acts, administrative rules to enforce the Acts and promised efforts to reform the Acts, make the U.S. medical device marketplace unpredictable, particularly for the thousands of small medical device manufacturers including UTMD that do not have the overhead structure that the larger medical device companies can afford.  Fortunately, the U.S. Congress has suspended the MDET for two years of 2016 and 2017.  To the extent that the Acts will in the future continue to place additional burdens on small medical device companies in the form of the excise tax on medical device sales, additional oversight of marketing and sales activities and new reporting requirements, the result is likely to continue to be negative for UTMD's ability to effectively compete and support continued investments in new product development and marketing of specialty devices in the U.S.

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

UTMD did not purchase any of its own securities during 1Q 2017.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/5/17	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 5/5/17	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Office