Form 10-Q
period 2017-06-30
UTAH MEDICAL PRODUCTS INC
filed 2017-08-03
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2017	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87‑0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 2, 2017: 3,719,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2017 AND DECEMBER 31, 2016
(in thousands)

	(unaudited)	(audited)
ASSETS	JUNE 30, 2017	DECEMBER 31, 2016

Current assets:
Cash	$33,737	$26,296
Investments, available-for-sale	72	64
Accounts & other receivables, net	4,473	3,211
Inventories	4,798	4,542
Other current assets	709	754
Total current assets	43,789	34,867
Property and equipment, net	10,145	9,966
Goodwill	13,822	13,487
Other intangible assets	33,529	31,947
Other intangible assets - accumulated amortization	(15,340)	(13,683)
Other intangible assets, net	18,189	18,264
Total assets	$85,945	$76,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$984	$906
Accrued expenses	3,410	2,116
Total current liabilities	4,394	3,022
Deferred tax liability - intangible assets	3,178	3,209
Deferred income taxes	1,120	1,109
Total liabilities	8,692	7,340

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding
Common stock - $.01 par value; authorized - 50,000 shares; issued - June 30, 2017, 3,718 shares and December 31, 2016, 3,713 shares	37	37
Accumulated other comprehensive income (loss)	(9,908)	(12,243)
Additional paid-in capital	615	378
Retained earnings	86,509	81,072
Total stockholders' equity	77,253	69,244

Total liabilities and stockholders' equity	$85,945	$76,584

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sales, net	$10,829	$10,490	$21,088	$20,791

Cost of goods sold	3,936	4,238	7,660	8,316
Gross profit	6,893	6,252	13,428	12,475

Operating expense
Selling, general and administrative	1,740	1,818	3,432	3,619
Research & development	119	119	238	229
Total operating expenses	1,859	1,937	3,670	3,848
Operating income	5,034	4,315	9,758	8,627

Other income (expense)	23	64	49	165
Income before provision for income taxes	5,057	4,379	9,807	8,792

Provision for income taxes	1,187	1,120	2,402	2,316
Net income	$3,870	$3,259	$7,405	$6,476

Earnings per common share (basic)	$1.04	$0.87	$1.99	$1.72

Earnings per common share (diluted)	$1.04	$0.86	$1.98	$1.72

Shares outstanding - basic	3,716	3,758	3,715	3,756

Shares outstanding - diluted	3,732	3,776	3,732	3,773

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$1,675	$(3,016)	$2,331	$(3,426)
Unrealized gain (loss) on investments net of taxes of $3, $0, $3 and ($4)	5	0	5	(6)
Total comprehensive income	$5,550	$243	$9,741	$3,044

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016
(in thousands - unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,405	$6,476
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	330	298
Amortization	1,031	1,179
Provision for (recovery of) losses on accounts receivable	(1)	(7)
(Gain) loss on disposal of assets	-	-
Deferred income taxes	(182)	(237)
Stock-based compensation expense	69	42
Tax benefit attributable to exercise of stock options	21	35
Changes in operating assets and liabilities:
Accounts receivable	(1,157)	(450)
Accrued interest and other receivables	(5)	(34)
Inventories	(100)	196
Prepaid expenses and other current assets	60	61
Accounts payable	68	427
Accrued expenses	203	(222)
Total adjustments	337	1,288
Net cash provided by operating activities	7,742	7,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(114)	(90)
Intangible assets	-	(9)
Net cash provided by (used in) investing activities	(114)	(99)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	168	257
Payment of dividends	(984)	(976)
Net cash provided by (used in) financing activities	(816)	(719)

Effect of exchange rate changes on cash	629	(829)
Net increase (decrease) in cash and cash equivalents	7,441	6,117
Cash at beginning of period	26,296	23,278
Cash at end of period	$33,737	$29,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,676	$2,422
Cash paid during the period for interest	0	0

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

(3)  Inventories at June 30, 2017 and December 31, 2016 consisted of the following:
	June 30,	December 31,
	2017	2016
Finished goods	$1,153	$1,327
Work‑in‑process	1,260	942
Raw materials	2,385	2,273
Total	$4,798	$4,542

(4)  Stock-Based Compensation. At June 30, 2017, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2017 and 2016, the Company recognized $33 and $21, respectively, in stock based compensation cost.  In the six months ended June 30, 2017 and 2016, the Company recognized $69 and $42, respectively, in stock based compensation cost.

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
UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2016 or June 30, 2017.

(6)  Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of June 30, 2017:

		Fair Value Measurements Using
Description	Total Fair Value at 6/30/2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$72	$72	$0	$0

(7)  Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company's Form 10-K Annual Report for the year ended December 31, 2016 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three or six month period in comparison with a previous three or six month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; A$ or AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a) Overview

In the second calendar quarter (2Q) and first half (1H) of 2017, UTMD achieved results which suggest the Company may significantly exceed previously announced goals for 2017.

Income statement results in 2Q and 1H 2017 compared to the same periods of 2016 were as follows:

	2Q 2017	2Q 2016	change	1H 2017	1H 2016	change
Net Sales	$10,829	$10,490	+3.2%	$21,088	$20,791	+1.4%
Gross Profit	6,893	6,252	+10.3%	13,428	12,475	+7.6%
Operating Income	5,034	4,315	+16.7%	9,758	8,627	+13.1%
Income Before Tax	5,057	4,379	+15.5%	9,807	8,792	+11.5%
Net Income	3,870	3,259	+18.7%	7,405	6,476	+14.4%
Earnings per Diluted Share	1.037	0.863	+20.2%	1.985	1.716	+15.7%

The change in value of the USD had a somewhat greater negative impact on 2Q and 1H 2017 Net Sales (revenues or sales) results as it did in the same periods in 2016 due primarily to the impact of BREXIT on the value of the GBP starting in late 2Q 2016. Revenues in 2Q 2017 and 1H 2017 would each have been about another 2% higher using the same foreign currency exchange (FX) rates as in the prior year (constant currency). UTMD's FX rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 2Q 2017 and 1H 2017 compared to the same periods in 2016 follow:

	2Q 2017	2Q 2016	change	1H 2017	1H 2016	change
GBP	1.279	1.430	(10.6%)	1.259	1.431	(12.0%)
EUR	1.108	1.123	(1.3%)	1.085	1.115	(2.7%)
AUD	0.750	0.746	+0.6%	0.755	0.736	+2.6%
CAD	0.743	n/a		0.749	n/a

UTMD's revenues invoiced in the above foreign currencies represented 30.9% of total consolidated USD sales in 2Q 2017 and 31.0% in 1H 2017.

The weighted average negative impact on GBP, EUR and AUD currency revenues in 2Q 2017 compared to 2Q 2016 was 5.0%, reducing reported USD sales by $132.  The weighted average negative impact on GBP, EUR and AUD currency sales in 1H 2017 compared to 1H 2016 was 5.7%, reducing reported USD sales by $301.  In constant currency terms, total consolidated 2Q 2017 sales were up 4.5%, and 1H 2017 sales were up 2.9%.

UTMD's consolidated Gross Profit Margin (GPM), Gross Profit (GP) divided by sales, improved to 63.7% primarily due to the conversion from distributor sales to direct end-user sales of the Filshie Clip System in France and Canada. Consolidated Operating Expenses (OE) were $78 lower in 2Q 2017 compared to 2Q 2016, and $177 lower in 1H 2017 compared to 1H 2016.  Included in G&A OE, the UK amortization of Identifiable Intangible Assets (IIA) was $62 lower in 2Q 2017 and $138 lower in 1H 2017 due to the weaker GBP, accounting for most of the change. The combination of lower OE and higher GPM spurred a 13% increase in 1H 2017 Operating Income (OI) with just a 1% increase in revenues. The 14% higher UTMD Net Income (NI) in 1H 2017 was a result of the 13% higher OI plus 1) a change in the income tax rate in the UK during 2Q 2017, and 2) a lower tax provision in the UK and Ireland based on translation of USD cash balances in those sovereignties when converted to their respective native currencies.

Earnings Per Diluted Share (EPS) in 1H 2017 were up 16% as a result of the 14% higher NI together with the benefit of 50,000 shares repurchased in 4Q 2016.  EPS for the most recent twelve months (TTM) were $3.49.
UTMD profit margins in 2Q 2017 and 1H 2017 compared to 2Q 2016 and 1H 2016 follow:

	2Q 2017 (Apr-Jun)	2Q 2016 (Apr-Jun)	1H 2017 (Jan-Jun)	1H 2016 (Jan-Jun)
Gross Profit Margin (gross profit/ sales):	63.7%	59.6%	63.7%	60.0%
Operating Income Margin (operating income/ sales):	46.5%	41.1%	46.3%	41.5%
EBT Margin (profit before income taxes/ sales):	46.7%	41.7%	46.5%	42.3%
Net Income Margin (profit after taxes/ sales):	35.7%	31.1%	35.1%	31.1%

UTMD's Balance Sheet continued to strengthen. June 30, 2017 ending Cash and Investments were up $7.4 million and Stockholders' Equity was up $8.0 million from December 31, 2016.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of June 2017 and the end of December 2016 follow:

	June 30, 2017	June 30, 2016	change
GBP	1.299	1.325	(2.0%)
EUR	1.141	1.108	+3.0%
AUD	0.768	0.744	+3.1%
CAD	0.770	n/a

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

UTMD may have separate discounted pricing agreements with a clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made.  For existing customers, past actual shipment volumes determine the fixed price by part number for the next agreement period of one year.  For new customers, the customer's best estimate of volume is accepted by UTMD for determining the ensuing fixed prices for the agreement period.  Except on rare occasions such as when customers do not meet prepayment agreements, prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD's disclosure above that the selling price is fixed prior to the acceptance of a specific customer order.

Total 2Q 2017 consolidated sales were $339 (3.2%) higher than in 2Q 2016, and in 1H 2017 were $297 (1.4%) higher than in 1H 2016.  Comparing 2Q 2017 to 2Q 2016, total U.S. domestic sales were 11% higher and USD sales outside the U.S. (OUS sales) were 3% lower.    Comparing 1H 2017 to 1H 2016, total U.S. domestic sales were 4% higher and OUS sales were 1% lower.

U.S. domestic sales, including direct sales to U.S. clinical facilities, OEM sales of components and finished devices to other companies, and sales of the Filshie Clip System to UTMD's exclusive U.S. distributor, CSI, were overall 11% ($511) and 4% ($435) higher in 2Q 2017 and 1H 2017, respectively, compared to 2Q 2016 and 1H 2016.  U.S. domestic sales are obviously not affected by FX rate fluctuations.   U.S. domestic sales were 49% of total consolidated sales in 2Q 2017 compared to 46% in 2Q 2016, and 50% in 1H 2017 compared to 48% in 1H 2016. Sales of Femcare's Filshie Clip System to CooperSurgical Inc. (CSI) for distribution in the U.S. were $366 higher in 2Q 2017 compared to 2Q 2016, and $330 higher in 1H 2017 compared to 1H 2016.  Femcare's sales to CSI were 23% of total domestic sales in 2Q 2017 compared to 17% in 2Q 2016, and 23% in 1H 2017 compared to 20% in 1H 2016. Domestic OEM sales were $59 (+8%) higher in 2Q 2017 compared to 2Q 2016, and $63 (+4%) higher in 1H 2017 compared to 1H 2016. Direct sales to U.S. user facilities were $85 (+3%) higher in 2Q 2017 compared to 2Q 2016, and $41 (+1%) higher in 1H 2017 compared to 1H 2016.

In 2Q 2017 and 1H 2017, OUS sales were lower due to the weaker GBP and fluctuation in international distributor purchases, despite the increased sales direct to end user facilities in Canada and France.

Trade sales are sales to third parties, excluding sales from one UTMD entity to another (intercompany sales).  Ireland subsidiary trade sales were 26% of OUS sales in 2Q 2017 compared to 36% of OUS sales in 2Q 2016.  Ireland subsidiary trade sales were 25% of OUS sales in 1H 2017 compared to 35% of OUS sales in 1H 2016.  The lower portion of OUS sales by Ireland was due primarily to the conversion from Ireland selling Filshie Sterishot kits to Canada and France distributors in 2016 (trade sales) to selling to other UTMD subsidiaries for direct distribution into Canada and France (intercompany sales) in 2017.

Trade sales by UTMD's UK subsidiary, Femcare-Nikomed Ltd. (Femcare UK), were 24% of OUS sales in both 2Q and 1H 2017 compared to 23% of OUS sales in 2Q 2016 and 25% in 1H 2016.  Included in the Femcare UK sales were the direct sales to end users in France which comprised 6% of OUS sales in 2Q 2017 and 5% of OUS sales in 1H 2017.  In other words, the increased direct sales from the UK to France offset the impact of the weaker GBP on all other UK trade sales.

Sales by UTMD's Australia subsidiary to Australia end user facilities were 11% of OUS sales in 2Q 2017 and 2Q 2016 as well as in 1H 2017 and 1H 2016.

Sales by UTMD's Canada subsidiary direct to Canada end user facilities were 15% of OUS sales in both 2Q 2017 and 1H 2017.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:
Global revenues by product category:

	2Q 2017	2Q 2016	1H 2017	1H 2016
Obstetrics	$1,116	$1,092	$2,155	$2,200
Gynecology/ Electrosurgery/ Urology	6,106	5,465	11,944	11,192
Neonatal	1,493	1,518	3,063	3,172
Blood Pressure Monitoring and Accessories*	2,114	2,415	3,926	4,227
Total:	$10,829	$10,490	$21,088	$20,791

OUS revenues by product category:

	2Q 2017	2Q 2016	1H 2017	1H 2016
Obstetrics	$216	$132	$360	$313
Gynecology/ Electrosurgery/ Urology	3,717	3,474	7,276	6,827
Neonatal	479	576	997	1,189
Blood Pressure Monitoring and Accessories*	1,121	1,522	1,941	2,382
Total:	$5,533	$5,704	$10,574	$10,711
*includes molded components sold to OEM customers.

Looking forward to 2H 2017, sales are expected to grow faster than they did in 1H 2017 from 1) CSI forecasts indicate 50% higher Filshie purchases than in 2H 2016, 2) a weaker USD having a favorable USD conversion impact on foreign currency sales, and 3) Bayer has announced that as of September 2017, the Filshie Clip System's chief competing surgical contraceptive device, the Essure, will no longer be sold in the UK, Netherlands and Finland, places where UTMD has an established sales and marketing position.

c) Gross Profit (GP)

GP results from subtracting the cost of manufacturing and shipping products to customers (direct materials, direct labor, manufacturing overhead and shipping costs), or the purchase price of distributed finished products manufactured by other companies, from revenues.  At UTMD, manufacturing overhead costs fully absorb indirect costs including depreciation of manufacturing equipment and facilities, quality assurance, materials requirements planning and purchasing, manufacturing engineering, production supervision, shipping, royalties paid to other entities and health plan benefits for both direct and indirect manufacturing personnel.  UTMD's consolidated GP in 2Q 2017 was $641 higher than in 2Q 2016 while sales were only $339 higher.  UTMD's 1H 2017 GP was $954 higher than in 1H 2016 while sales were only $297 higher.   Manufacturing productivity was consistent with the prior year while direct sales in Canada and France at retail prices replaced distributor sales at wholesale prices in the prior year.

d) Operating Income (OI)

OI is GP minus OE comprised of general and administrative (G&A), sales and marketing (S&M) and product development (R&D) expenses. Consolidated USD-denominated OE were $1,859 in 2Q 2017 (17.2% of consolidated revenues) compared to $1,937 in 2Q 2016 (18.5% of consolidated revenues). Consolidated OE were $3,670 in 1H 2017 (17.4% of revenues) compared to $3,847 in 1H 2016 (18.5% of revenues).  In contrast to revenues, in the case of OE, lower FX rates were accretive to financial results. The OE of UTMD's foreign subsidiaries in the aggregate in 2Q 2017 and 1H 2017 would have been $90 and $200 higher, respectively, in constant currency.

Due to higher GP and lower OE, OI in 2Q 2017 and 1H 2017 was $5,034 and $9,758 respectively, compared to $4,315 and $8,627 in 2Q 2016 and 1H 2016 respectively. UTMD's 2Q and 1H 2017 continued excellent OIM was 46.5% and 46.3% respectively, compared to 41.1% and 41.5% in the same periods of 2016.

Consolidated S&M expenses in 2Q 2017 were $409 (3.8% of sales) compared to $457 (4.4% of sales) in 2Q 2016, and were $790 (3.8% of sales) in 1H 2017 compared to $862 (4.1% of sales) in 1H 2016.  S&M expenses include all customer support costs including training. In general, training is not required for UTMD's products since they are well-established and have been clinically widely used. Written "Instructions For Use" are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have agreements in the U.S. and UK under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

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

R&D expenses in both 2Q 2017 and 2Q 2016 were $119 (1.1% of sales in both periods), and were $238 (1.1% of sales) in 1H 2017 compared to $229 (1.1% of sales) in 1H 2016.

Consolidated G&A expenses were $1,330 (12.3% of sales) in 2Q 2017 compared to $1,361 (13.0% of sales) in 2Q 2016, and were $2,643 (12.5% of sales) in 1H 2017 compared to $2,757 (13.3% of sales) in 1H 2016. Consolidated G&A expenses included non-cash expense from the amortization of IIA resulting from the Femcare acquisition of $510 (4.7% of consolidated revenues) in 2Q 2017 and $1,004 (4.8% of consolidated revenues) in 1H 2017, compared to $572 (5.4% of consolidated revenues) in 2Q 2016 and $1,148 (5.5% of consolidated revenues) in 1H 2016. The period to period differences in USD-denominated IIA amortization expense were predominantly FX-related since the IIA amortization expense was GBP 798 in 1H 2017 compared to GBP 802 in 1H 2016.

G&A expenses include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $33 in 2Q 2017 compared to $21 in 2Q 2016, and $69 in 1H 2017 compared to $42 in 1H 2016.

Summary comparison of (USD) consolidated operating expenses:

	2Q 2017	2Q 2016	1H 2017	1H 2016
S&M Expense	$410	$457	$790	$862
R&D Expense	119	119	238	229
G&A Expense	1,330	1,361	2,642	2,757
Total Operating Expenses:	$1,859	$1,937	$3,670	$3,848

e) Non-operating expense (NOE)/ Non-operating income (NOI)

NOE/NOI includes the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income and royalties received from licensing the Company's technology. Negative NOE is NOI.  Net NOI in 2Q 2017 was $23 compared to $64 NOI in 2Q 2016. Net NOI in 1H 2017 was $49 compared to $165 NOI in 1H 2016. The loss/gain on remeasured foreign currency balances in 2Q 2017 was $0 compared to a gain of $38 in 2Q 2016.  In 1H 2017, the gain on remeasured foreign currency balances was $1 compared to a gain of $111 in 1H 2016.  Royalties received were $19 in 2Q 2017 compared to $22 in 2Q 2016, and $42 in 1H 2017 compared to $45 in 1H 2016.

f) Income Before Income Taxes (EBT)

Consolidated EBT results from subtracting net NOE or adding NOI from or to, as applicable, Consolidated OI.  Consolidated 2Q 2017 EBT was $5,057 (46.7% of sales) compared to $4,379 (41.7% of sales) in 2Q 2016. Consolidated 1H 2017 EBT was $9,807 (46.5% of sales) compared to $8,792 (42.3% of sales) in 1H 2016.

The EBT of Utah Medical Products, Inc. (U.S.) was $2,233 in 2Q 2017 compared to $2,144 in 2Q 2016, and $4,484 in 1H 2017 compared to $4,403 in 1H 2016. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 875 in 2Q 2017 compared to EUR 931 in 2Q 2016, and EUR 1,512 in 1H 2017 compared to EUR 1,600 in 1H 2016 . The EBT of Femcare Group Ltd (Femcare-Nikomed, Ltd., UK and Femcare Australia) was GBP 1,146 in 2Q 2017 compared to GBP 817 in 2Q 2016, and GBP 2,306 in 1H 2017 compared to GBP 1,808 in 1H 2016.  The 2Q 2017 and 1H 2017 EBT of Utah Medical Products Canada, Inc. was CAD 567 and CAD 1,062, respectively.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2017 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (adjusted consolidated EBITDA) were $5,779 (53.4% of sales) compared to $5,098 (48.6% of sales) in 2Q 2016. Adjusted consolidated EBITDA in 1H 2017 were $11,236 (53.3% of sales) compared to $10,200 (49.1% of sales) in 1H 2016. Based on this performance, management now expects more than a $2 million increase in adjusted EBITDA for the 2017 year.  TTM adjusted EBITDA were $20,254.

g) Net Income (NI)

NI is EBT minus a provision for income taxes.  In addition to the growth in EBT, NI in 2017 was further leveraged by lower tax provisions. NI in 2Q 2017 of $3,870 was $611 (+19%) higher than the NI of $3,259 in 2Q 2016.  The consolidated income tax provision rate in 2Q 2017 was 23.5% compared to 25.6% for 2Q 2016.  NI in 1H 2017 of $7,405 was $930 (+14%) higher than the NI of $6,476 in 1H 2016. The consolidated income tax provision rates were 24.5% in 1H 2017 and 26.3% in 1H 2016.   On April 1, 2017, the corporate income tax rate in the UK was lowered from 20% to 19%. For foreign subsidiaries, the tax provision booked in consolidated results is based on taxable income in the applicable sovereignty, not based on U.S. GAAP EBT.  As UTMD held about $16 million in cash in USD currency in Ireland and UK subsidiary bank accounts as of June 30, 2017, and the USD weakened relative to the applicable native currency, the resulting translation loss for each subsidiary created a tax credit for those subsidiaries in their applicable native currencies. In summary, although there was not a corresponding translation loss for consolidated UTMD results, which are obviously expressed in USD, there was a tax provision benefit.

h) Earnings Per Share (EPS)

EPS are consolidated NI divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e., have exercise prices below the applicable period's weighted average market value). Diluted EPS in 2Q 2017 were $1.037 compared to $0.863 in 2Q 2016.  In 1H 2017, EPS were $1.985 compared to $1.716 in 1H 2016.  With some help from lower diluted shares outstanding, 2Q 2017 EPS increased 20% (17.4 cents) compared to 2Q 2016, and 1H 2017 EPS increased 16% (26.9 cents) compared to 1H 2016. Looking forward, management is now projecting 2017 EPS greater than $3.60.

EPS for the most recent twelve months were $3.489, but this includes a 4Q 2016 "one-time" increase of $.033 from the adjustment in UTMD's deferred tax liability as a result of lower future income tax rates enacted in the UK in late 2016.

Diluted shares outstanding used to calculate 2Q 2017 EPS were 3,731,859 compared to 3,776,304 in 2Q 2016.  The number of shares added as a dilution factor in 2Q 2017 was 15,686 compared to 17,906 in 2Q 2016. Diluted shares outstanding used to calculate 1H 2017 EPS were 3,730,478 compared to 3,773,453 in 1H 2016.  The number of shares added as a dilution factor in 1H 2017 was 15,253 compared to 17,899 in 1H 2016. UTMD has not to date in 2017 repurchased any of its shares in the open market.  In 4Q 2016, UTMD repurchased 50,000 shares which accounts for the lower outstanding shares in 2Q 2017 and 1H 2017 compared to 2Q 2016 and 1H 2016.

Outstanding shares at the end of 2Q 2017 were 3,717,990 which included 1H 2017 employee and outside director option exercises of 4,860 shares.  The number of shares used for calculating earnings per share was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at June 30, 2017 was 62,324 shares at an average exercise price of $46.15/ share, including shares awarded but not vested. This compares to 51,861 unexercised option shares outstanding at June 30, 2016 at an average exercise price of $39.59/ share. No option shares have been awarded to date in 2017.

During both 1H 2017 and 1H 2016, UTMD did not repurchase its shares in the open market. The Company retains the financial ability for repurchasing its shares when they seem undervalued. Based on the strong 1H 2017 financial performance, management must increase its beginning of year projection outlined in the 2016 SEC Form 10-K to an expectation of double-digit growth in NI and EPS for the 2017 year as a whole.

i) Return on Equity (ROE)

ROE is the portion of NI retained by UTMD to internally finance its growth, divided by the average accumulated stockholders' equity for the applicable time period.  Annualized ROE (before stockholder dividends) in 1H 2017 was 20% compared to 18% in 1H 2016.  The higher ROE in 1H 2017 was due to the increase in NI.  Targeting a high ROE of 20% remains a key financial objective for UTMD management.  ROE can be increased by increasing NI, or by reducing stockholders' equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j) Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $7,742 in 1H 2017 compared to $7,764 in 1H 2016.  The most significant differences in the two periods were the $930 increase in net income, a $707 use of cash from a larger increase in 1H 2017 trade accounts receivable compared to 1H 2016, a $426 benefit to cash from an increase in accrued expenses in 1H 2017 following a decrease in 1H 2016, and a $360 use of cash from a smaller increase in accounts payable in 1H 2017 compared to the same period in 2016.

Capital expenditures for property and equipment (PP&E) were $114 in 1H 2017 compared to $90 in 1H 2016.  Depreciation of PP&E was $330 in 1H 2017 compared to $298 in 1H 2016.

UTMD made cash dividend payments of $984 in 1H 2017 compared to $976 in 1H 2016.  The Company did not use cash to repurchase any of its own shares during either 1H 2017 or 1H 2016.

In 1H 2017, UTMD received $168 and issued 4,860 shares of its stock upon the exercise of employee and director stock options.  Option exercises in 1H 2017 were at an average price of $34.67 per share.  In comparison, in 1H 2016 the Company received $257 and issued 8,485 shares of stock on the exercise of employee and director stock options, net of 500 shares retired upon employees trading those shares in payment of the stock option exercise price. Option exercises in 1Q 2016 were at an average price of $32.06 per share.

Management believes that current cash balances, income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans. The Company may utilize cash not needed to support normal operations in one or a combination of the following:  1) in general, to continue to invest at an opportune time in ways that will enhance future profitability, for example, to fit-out a UK facility and property purchased in late 2016 specific to UTMD's needs; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD's existing infrastructure.  If there are no better strategic uses for UTMD's cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

k) Assets and Liabilities

June 30, 2017 total consolidated assets were $85,945, an increase of $9,361 from December 31, 2016. The increase was due mainly to a $7,450 increase in cash and investments. Other significant changes in assets included a $1,259 increase in consolidated net trade receivables, a $257 increase in consolidated inventories and a $260 increase in net intangible assets. UTMD's Ireland subsidiary EUR-denominated assets and liabilities were translated into USD at an FX rate 8.1% higher (stronger EUR) than the FX rate at the end of 2016. UTMD's UK subsidiary GBP-denominated assets were translated into USD at an FX rate 5.3% higher (stronger GBP) than the FX rate at the end of 2016.  UTMD's Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 6.2% higher (stronger AUD) than the FX rate at the end of 2016.  The net book value of consolidated property, plant and equipment increased $179 at June 30, 2017 from the end of 2016 due to period-ending changed FX rates, $114 in new asset purchases and $330 in depreciation.

Working capital (current assets minus current liabilities) was $39,395 at June 30, 2017 compared to $31,845 at December 31, 2016.  A current asset increase of $8,922 was led by the $7,450 increase in cash and investments. Current liabilities increased $1,372, including a $1,294 increase in accrued liabilities. The accrued liabilities increase was mainly due to the $985 2Q 2017 quarterly dividend payment to stockholders accrued but not paid until July 6, whereas the $984 4Q 2016 dividend was paid before the end of December 2016.  UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital expenditures and projected cash dividend payments to stockholders.

June 30, 2017 intangible assets (goodwill plus other intangible assets) increased $260 from the end of 2016.  The increase was due to the higher FX rate for GBP Femcare intangibles as of June 30, 2017 compared to year-end 2016, offset somewhat by the $1,004 1H 2017 amortization of Femcare IIA.  At June 30, 2017, net intangible assets including goodwill declined to 37% of total consolidated assets compared to 41% at year-end 2016, and 43% at June 30, 2016.

The deferred tax liability balance for Femcare IIA ($9,084 on the date of the acquisition), was $3,178 at June 30, 2017 compared to $3,209 at December 31, 2016 and $3,784 at June 30, 2016.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare IIA. UTMD's total debt ratio (total liabilities/ total assets) as of June 30, 2017 was 10%, the same as at December 31, 2016.  UTMD's total debt ratio as of June 30, 2016 was 12%.

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

Generally, the Company continues to effectively execute its plan as outlined above.  Based on results of 1H 2017, management expects to exceed the financial objectives for the full year of 2017 as stated in the Form SEC 10-K at the beginning of the year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8763, .9474 and .9028 EUR per USD as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively.  Exchange rates were .7696, .8105 and .7545 GBP per USD as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively.  Exchange rates were 1.3028, 1.3829 and 1.3433 AUD per USD on June 30, 2017, December 31, 2016 and June 30, 2016, respectively.  Exchange rates were 1.2982 CAD per USD on June 30, 2017. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2017. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2017, the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the six months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation the outcome of which is expected to be material to financial results.

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

Future increases in sales of the Filshie Clip System due to Bayer stopping sales of the Essure device are uncertain, and may not materialize.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 1H 2017.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/3/17	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/3/17	By: /s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer