Form 10-Q
period 2017-09-30
UTAH MEDICAL PRODUCTS INC
filed 2017-11-07
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2017	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87‑0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 6, 2017: 3,720,600.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(in thousands)

	(unaudited)	(audited)
ASSETS	SEPTEMBER 30, 2017	DECEMBER 31, 2016
Current assets:
Cash	$37,438	$26,296
Investments, available-for-sale	78	64
Accounts & other receivables, net	4,730	3,211
Inventories	5,042	4,542
Other current assets	733	754
Total current assets	48,021	34,867
Property and equipment, net	10,407	9,966
Goodwill	14,028	13,487
Other intangible assets	34,507	31,947
Other intangible assets - accumulated amortization	(16,288)	(13,683)
Other intangible assets, net	18,219	18,264
Total assets	$90,675	$76,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,125	$906
Accrued expenses	4,058	2,116
Total current liabilities	5,183	3,022
Deferred tax liability - intangible assets	3,176	3,209
Deferred income taxes	1,119	1,109
Total liabilities	9,478	7,340

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - September 30, 2017, 3,719 shares and December 31, 2016, 3,713 shares	37	37
Accumulated other comprehensive income (loss)	(8,686)	(12,243)
Additional paid-in capital	701	378
Retained earnings	89,145	81,072
Total stockholders' equity	81,197	69,244

Total liabilities and stockholders' equity	$90,675	$76,584

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016
(in thousands, except per share amounts - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
Sales, net	$10,125	$9,655	$31,213	$30,446

Cost of goods sold	3,629	3,880	11,288	12,196
Gross profit	6,496	5,775	19,925	18,250

Operating expense
Selling, general and administrative	1,714	1,701	5,146	5,320
Research & development	103	135	341	364
Total operating expense	1,817	1,836	5,487	5,684
Operating income	4,679	3,939	14,438	12,566

Other income (expense)	17	41	65	206
Income before provision for income taxes	4,696	3,980	14,503	12,772

Provision for income taxes	1,074	1,045	3,476	3,361
Net income	$3,622	$2,935	$11,027	$9,411

Earnings per common share (basic)	$0.97	$0.78	$2.97	$2.50

Earnings per common share (diluted)	$0.97	$0.78	$2.95	$2.49

Shares outstanding - basic	3,719	3,761	3,716	3,757

Shares outstanding - diluted	3,738	3,778	3,734	3,775
Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$1,219	$(430)	$3,550	$(3,856)
Unrealized gain (loss) on investments net of taxes of $2, $2, $5 and ($2)	4	3	9	(3)
Total comprehensive income	$4,845	$2,508	$14,586	$5,552

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016
(in thousands - unaudited)

	SEPTEMBER 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,027	$9,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	489	452
Amortization	1,568	1,714
Provision for (recovery of) losses on accounts receivable	(2)	0
(Gain) loss on disposal of assets	-	5
Deferred income taxes	(281)	(351)
Stock-based compensation expense	99	62
Tax benefit attributable to exercise of stock options	25	37
Changes in operating assets and liabilities:
Accounts receivable - trade	(1,340)	(510)
Accrued interest and other receivables	(5)	(35)
Inventories	(301)	(222)
Prepaid expenses and other current assets	40	36
Accounts payable	201	316
Accrued expenses	803	228
Total adjustments	1,296	1,732
Net cash provided by operating activities	12,323	11,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(174)	(237)
Intangible assets	-	(9)
Net cash (used in) provided by investing activities	(174)	(246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	224	306
Payment of dividends	(1,969)	(1,954)
Net cash (used in) provided by financing activities	(1,745)	(1,648)

Effect of exchange rate changes on cash	738	(971)

Net increase in cash and cash equivalents	11,142	8,278

Cash at beginning of period	26,296	23,278

Cash at end of period	$37,438	$31,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$3,753	$3,342
Cash paid during the period for interest	-	-

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

In May 2014, new accounting guidance was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  Entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard.  This guidance becomes effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted for periods beginning after December 15, 2016. Because the vast majority of its revenue is recognized when a physical product is shipped, UTMD expects that the 2018 adoption of this standard will have an insignificant impact on its consolidated financial statements, including the timing of revenue recognition.

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

(3)   Inventories at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Finished goods	$982	$1,327
Work‑in‑process	1,580	942
Raw materials	2,480	2,273
Total	$5,042	$4,542

(4)   Stock-Based Compensation. At September 30, 2017, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2017 and 2016, the Company recognized $30 and $20, respectively, in stock based compensation cost.  In the nine months ended September 30, 2017 and 2016, the Company recognized $99 and $62, respectively, in stock based compensation cost.

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
UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2016 or September 30, 2017.

(6)  Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of September 30, 2017:

		Fair Value Measurements Using
Description	Total Fair Value at 9/30/2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$78	$78	$0	$0

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

Analysis of Results of Operations

a) Overview

In the third calendar quarter (3Q) and first nine months (9M) of 2017, UTMD achieved results which confirm that the Company is very likely to significantly exceed its previously announced goals for 2017.

Income statement results in 3Q and 9M 2017 compared to the same periods of 2016 were as follows:

	3Q 2017	3Q 2016	change	9M 2017	9M 2016	change
Net Sales	$10,125	$9,655	+4.9%	$31,213	$30,446	+2.5%
Gross Profit	6,496	5,775	+12.5%	19,925	18,250	+9.2%
Operating Income	4,679	3,939	+18.8%	14,438	12,566	+14.9%
Income Before Tax	4,696	3,980	+18.0%	14,503	12,772	+13.6%
Net Income	3,622	2,935	+23.4%	11,027	9,411	+17.2%
Earnings per Diluted Share	0.969	0.777	+24.7%	2.953	2.493	+18.5%

In contrast to prior calendar quarters, UTMD's relative 3Q performance was enhanced by a weaker USD.  Because the initial large impact of BREXIT on the value of the GBP occurred in late 2Q 2016, the change in relative value of the USD to the GBP in 3Q 2017 compared to 3Q 2016 was minimal.  Revenues in 3Q 2017 would have been $71 lower using the same foreign currency exchange (FX) rates as in the prior year ("constant dollars"), but because of the effect of BREXIT in first half (1H) 2017 compared to 1H 2016, revenues in 9M 2017 would have been $235 higher in constant dollars. UTMD's FX rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 3Q 2017 and 9M 2017 compared to the same periods in 2016 follow:

	3Q 2017	3Q 2016	Change	9M 2017	9M 2016	Change
GBP	1.312	1.314	(0.1%)	1.277	1.393	(8.3%)
EUR	1.172	1.118	+4.8%	1.116	1.116	-
AUD	0.789	0.759	+4.0%	0.766	0.744	+3.0%

UTMD's revenues invoiced in the above foreign currencies represented 27.3% of total consolidated USD sales in 3Q 2017 and 24.9% in 9M 2017.   UTMD's revenues invoiced in foreign currencies including CAD represented 34.0% of total consolidated USD sales in 3Q 2017, and 32.0% in 9M 2017.   The weighted average FX rate for CAD was 0.800 USD/CAD in 3Q 2017, and 0.764 USD/CAD in 9M 2017.  UTMD did not invoice customers in CAD in 2016.

The weighted average positive FX impact on GBP, EUR and AUD currency revenues in 3Q 2017 compared to 3Q 2016 was 2.6%, increasing reported USD sales by $71.  The weighted average negative FX impact on GBP, EUR and AUD currency sales in 9M 2017 compared to 9M 2016 was 2.9%, reducing reported USD sales by $235. Total consolidated 3Q 2017 constant currency sales were up 4.1%, and 9M 2017 constant currency sales were up 3.3%, compared to the same periods in 2016.

UTMD's consolidated Gross Profit Margin (GPM), Gross Profit (GP) divided by sales, improved to 64.2% in 3Q 2017 compared to 59.8% in 3Q 2016, and 63.8% in 9M 2017 compared to 59.9% in 9M 2016, primarily due to the 2017 conversion from distributor sales to direct end-user sales of the Filshie Clip System in France and Canada. Consolidated Operating Expenses (OE) were $19 lower in 3Q 2017 compared to 3Q 2016, and $196 lower in 9M 2017 compared to 9M 2016.  Included in G&A OE, the UK amortization of Identifiable Intangible Assets (IIA) expense was about the same in 3Q 2017 but $145 lower in 9M 2017 due to the weaker GBP in first half 2017 compared to first half 2016, accounting for most of the 9M lower OE. The combination of lower OE and higher GPM spurred a 15% increase in 9M 2017 Operating Income (OI) with just a 3% increase in revenues. The 17% higher Net Income (NI) in 9M 2017 was a result of the 15% higher OI plus 1) a reduction in the corporate income tax rate in the UK starting in 2Q 2017, and 2) a lower tax provision in the UK and Ireland based on translation of USD cash balances in those sovereignties when converted to their respective native currencies.

Earnings Per Diluted Share (EPS) in 9M 2017 were up 18% as a result of the 17% higher NI together with the benefit of 50,000 shares repurchased in 4Q 2016.  EPS for the most recent twelve months (TTM) were $3.68.
UTMD profit margins in 3Q 2017 and 9M 2017 compared to 3Q 2016 and 9M 2016 follow:
	3Q 2017 (Jul-Sep)	3Q 2016 (Jul-Sep)	9M 2017 (Jan-Sep)	9M 2016 (Jan-Sep)
Gross Profit Margin (gross profit/ sales):	64.2%	59.8%	63.8%	59.9%
Operating Income Margin (operating income/ sales):	46.2%	40.8%	46.3%	41.3%
EBT Margin (profit before income taxes/ sales):	46.4%	41.2%	46.5%	42.0%
Net Income Margin (profit after taxes/ sales):	35.8%	30.4%	35.3%	30.9%

UTMD's Balance Sheet continued to strengthen. September 30, 2017 ending Cash and Investments were up $11.2 million, and Stockholders' Equity was up $12.0 million, from December 31, 2016.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currencies to USD for assets and liabilities at the end of September 2017 and the end of September 2016 follow:

	SEP 30, 2017	SEP 30, 2016	change
GBP	1.340	1.301	+3.0%
EUR	1.181	1.124	+5.1%
AUD	0.784	0.767	+2.3%
CAD	0.799	0.762	+4.9%

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

Total 3Q 2017 consolidated sales were $471 (4.9%) higher than in 3Q 2016, and in 9M 2017 were $768 (2.5%) higher than in 9M 2016.  Comparing 3Q 2017 to 3Q 2016, total U.S. domestic sales were about the same and USD sales outside the U.S. (OUS sales) were 10% higher. Comparing 9M 2017 to 9M 2016, total U.S. domestic sales were 3% higher and OUS sales were 2% higher.

U.S. domestic sales were 0% ($8) higher in 3Q 2017 than in 3Q 2016, and 3% ($443) higher in 9M 2017 than in 9M 2016.  Domestic sales were 49% of total consolidated sales in 3Q 2017 and 51% in 3Q 2016, and 49% in both 9M 2017 and 9M 2016. Sales of Femcare's Filshie Clip System to CooperSurgical Inc. (CSI) for distribution in the U.S. were $264 higher in 3Q 2017 compared to 3Q 2016, and $594 higher in 9M 2017 compared to 9M 2016.  CSI purchases included, for the first time, $159 in 3Q 2017 and $244 in 9M 2017 of Filshie Sterishot kits which incorporate single use applicators approved by the FDA in December 2016. Femcare's sales to CSI were 13% of total domestic sales in 3Q 2017 compared to 8% in 3Q 2016, and 20% in 9M 2017 compared to 16% in 9M 2016. Domestic OEM sales were $32 higher in 3Q 2017 compared to 3Q 2016, and $95 higher in 9M 2017 compared to 9M 2016. Direct sales to U.S. user facilities were $287 lower in 3Q 2017 compared to 3Q 2016, and $246 lower in 9M 2017 compared to 9M 2016. All of the lower domestic direct sales were due to a weaker third quarter order pattern from U.S. hospitals in all product categories, partly due to one less shipping day, partly from the effects of hurricanes in the U.S., partly resulting from an end of 3Q 2017 delivery glitch by UTMD's sterilizer, and partly related to a larger volume of late orders that didn't ship until the beginning of October (resulting in a larger than normal 4Q 2017 beginning backlog).

OUS sales consolidated in USD in 3Q 2017 were 10% ($462) higher than in 3Q 2016, and 2% ($325) higher in 9M 2017 than in 9M 2016. In 9M 2017, UTMD lost $235 in OUS sales due to a weaker GBP. In other words, constant dollar OUS sales were 4% ($560) higher in 9M 2017 compared to 9M 2016. Trade sales are sales to third parties, excluding sales from one UTMD entity to another (intercompany sales). UK subsidiary USD-denominated OUS trade sales, including direct sales to France clinical facilities, were 25% of total OUS sales in 3Q 2017 compared to 24% in 3Q 2016, and 24% in both 9M 2017 and 9M 2016. Australia subsidiary USD sales were 11% of total OUS sales in both 3Q 2017 and 9M 2017 compared to 12% in 3Q 2016 and 11% in 9M 2016.  Ireland subsidiary USD trade sales were 26% of total OUS sales in 3Q 2017 compared to 37% in 3Q 2016, and 25% in 9M 2017 compared to 36% in 9M 2016. Canada subsidiary USD sales were 13% of total OUS sales in 3Q 2017 and 14% in 9M 2017 compared to 0% in 2016.

The lower portion of OUS trade sales by Ireland was due primarily to the conversion from Ireland selling Filshie Sterishot kits to Canada and France distributors in 2016 (trade sales) to selling to other UTMD subsidiaries (Utah Medical Products Canada, Inc and Femcare Ltd) for direct distribution into Canada and France (intercompany sales) in 2017. Included in the Femcare UK sales were the direct sales to end users in France which comprised 7% of OUS sales in 3Q 2017 and 6% of OUS sales in 9M 2017.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global revenues by product category:

	3Q 2017	3Q 2016	9M 2017	9M 2016
Obstetrics	$1,218	$1,229	$3,372	$3,428
Gynecology/ Electrosurgery/ Urology	5,529	4,978	17,473	16,170
Neonatal	1,510	1,402	4,574	4,575
Blood Pressure Monitoring and Accessories*	1,868	2,046	5,794	6,273
Total:	$10,125	$9,655	$31,213	$30,446

OUS revenues by product category:

	3Q 2017	3Q 2016	9M 2017	9M 2016
Obstetrics	$172	$185	$533	$499
Gynecology/ Electrosurgery/ Urology	3,691	3,197	10,966	10,024
Neonatal	543	323	1,540	1,512
Blood Pressure Monitoring and Accessories*	805	1,044	2,746	3,426
Total:	$5,211	$4,749	$15,785	$15,461

*includes molded components sold to OEM customers.

Looking forward, sales in 4Q 2017 compared to 4Q 2016 are expected to grow more than they did in 3Q 2017 compared to 3Q 2016, for several reasons: 1) 4Q 2016 was UTMD's lowest sales quarter in 2016; 2) a higher than usual 4Q 2017 beginning backlog; 3) the CSI committed 4Q 2017 order indicates 47% higher Filshie Clip System purchases than in 4Q 2016; 4) a continued weaker USD is expected to have a favorable impact on foreign currency consolidated sales; and 5) Bayer has announced that the Essure, the Filshie Clip System's chief competing surgical permanent contraception device, will no longer be sold OUS.

c) Gross Profit (GP)

GP results from subtracting the cost of manufacturing and shipping products to customers (direct materials, direct labor, manufacturing overhead and shipping costs), or the purchase price of distributed finished products manufactured by other companies, from revenues.  At UTMD, manufacturing overhead costs fully absorb indirect costs including depreciation of manufacturing equipment and facilities, quality assurance, materials requirements planning and purchasing, manufacturing engineering, production supervision, shipping, royalties paid to other entities and health plan benefits for both direct and indirect manufacturing personnel.  UTMD's consolidated GP in 3Q 2017 was $721 higher than in 3Q 2016, while sales were only $471 higher. UTMD's 9M 2017 GP was $1,675 higher than in 9M 2016, while sales were only $768 higher. The higher GPMs in 2017 resulted essentially from direct sales in Canada and France at retail prices which replaced distributor sales at wholesale prices in the prior year.

d) Operating Income (OI)

OI is GP minus OE.  Due to higher GP and lower OE, OI in 3Q and 9M 2017 was $4,679 and $14,438 respectively, compared to $3,939 and $12,566 in 3Q and 9M 2016 respectively. UTMD's 3Q and 9M 2017 continued excellent OIM was 46.2% and 46.3% respectively, compared to 40.8% and 41.3% in the same periods of 2016.

OE are comprised of general and administrative (G&A) expenses, sales and marketing (S&M) expenses and product development (R&D) expenses. Consolidated USD-denominated OE were $1,817 in 3Q 2017 (17.9% of consolidated revenues) compared to $1,836 in 3Q 2016 (19.0% of consolidated revenues). Holding OE relatively constant while increasing sales added leverage to the 12.5% increase in GP in achieving UTMD's 18.8% increase in 3Q 2017 OI.  Consolidated OE were $5,487 in 9M 2017 (17.6% of revenues) compared to $5,684 in 9M 2016 (18.7% of revenues), helping to leverage a 9.2% increase in GP into a 14.9% increase in OI for 9M 2017.

Consolidated S&M expenses in 3Q 2017 were $364 (3.6% of sales) compared to $408 (4.2% of sales) in 3Q 2016, and were $1,154 (3.7% of sales) in 9M 2017 compared to $1,270 (4.2% of sales) in 9M 2016.  Consolidated S&M expenses declined despite an increase in S&M expenses for the new Canada subsidiary of $17 in 3Q 2017 and $48 in 9M 2017. The lower overall S&M expenses resulted from not replacing a few sales employees as quickly as planned, and increased operating efficiencies in customer service and marketing.  In 2017, UTMD was able to begin marketing directly to medical facility end users in France without expanding preexisting UK S&M personnel.

S&M expenses include all customer support costs including training. In general, training is not required for UTMD's medical devices since they are well-established and have been clinically widely used. Written "Instructions For Use" are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have agreements in the U.S. and UK under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

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

R&D expenses were $103 (1.0% of sales) in 3Q 2017 compared to $135 (1.4% of revenues) in 3Q 2016. In 9M 2017, R&D expenses were $341 (1.1% of revenues) compared to $364 (1.2% of revenues) in 9M 2016. Variations in R&D expenses result from costs of projects, including engineering time, in different stages of completion.  At UTMD, R&D engineers also devote much of their time to manufacturing process improvements.

Consolidated G&A expenses were $1,350 (13.3% of sales) in 3Q 2017 compared to $1,293 (13.4% of sales) in 3Q 2016, and were $3,993 (12.8% of sales) in 9M 2017 compared to $4,050 (13.3% of sales) in 9M 2016. A weaker GBP in the first half of the year helped lower 9M 2017 amortization of IIA resulting from the Femcare acquisition, which are part of G&A expenses, by $145. To be more clear, consolidated G&A expenses included non-cash expense from the amortization of IIA resulting from the Femcare acquisition of $522 (5.2% of consolidated revenues) in 3Q 2017 and $1,526 (4.9% of consolidated revenues) in 9M 2017, compared to $524 (5.4% of consolidated revenues) in 3Q 2016 and $1,671 (5.5% of consolidated revenues) in 9M 2016. The period to period differences in USD-denominated IIA amortization expense were almost all FX-related since the IIA amortization expense was £1,196 in 9M 2017 compared to £1,201 in 9M 2016.  G&A expenses excluding the noncash IIA amortization expense were $828 (8.2% of revenues) in 3Q 2017 compared to $770 (8.0% of revenues) in 3Q 2016.  The increase in 3Q 2017 was due to $44 in G&A expense for the new Canada subsidiary and a stronger EUR which increased Ireland G&A expenses in USD terms.  G&A expenses excluding the noncash IIA amortization expense were $2,467 (7.9% of revenues) in 9M 2017 compared to $2,379 (7.8% of revenues) in 9M 2016.  Again, the increase was due to G&A expenses for the new Canada subsidiary, which added $142 to consolidated G&A expenses in 9M 2017.

G&A expenses include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $30 in 3Q 2017 compared to $20 in 3Q 2016, and $99 in 9M 2017 compared to $62 in 9M 2016.

Summary comparison of (USD) consolidated operating expenses:

	3Q 2017	3Q 2016	9M 2017	9M 2016
S&M Expense	$364	$408	$1,154	$1,270
R&D Expense	103	135	341	364
G&A Expense	1,350	1,293	3,993	4,050
Total Operating Expenses:	$1,817	$1,836	$5,487	$5,684

e) Non-operating expense (NOE)/ Non-operating income (NOI)

NOE/NOI includes the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income and royalties received from licensing the Company's technology. Negative NOE is NOI.  Net NOI in 3Q 2017 was $17 compared to $41 in 3Q 2016. Net NOI in 9M 2017 was $65 compared to $206 in 9M 2016.  A gain on remeasured foreign currency balances in 3Q 2017 was $4 compared to a gain of $18 in 3Q 2016.  In 9M 2017, a gain on remeasured foreign currency balances was $5 compared to a gain of $129 in 9M 2016.  Royalties received were $23 in 3Q 2017 compared to $22 in 3Q 2016, and $65 in 9M 2017 compared to $67 in 9M 2016.

f) Income Before Income Taxes (EBT)

Consolidated EBT results from subtracting net NOE or adding NOI from or to, as applicable, consolidated OI.  Consolidated 3Q 2017 EBT was $4,696 (46.4% of sales) compared to $3,980 (41.2% of sales) in 3Q 2016. Consolidated 9M 2017 EBT was $14,503 (46.5% of sales) compared to $12,772 (42.0% of sales) in 9M 2016.

The EBT of Utah Medical Products, Inc. (U.S. only) was $2,331 in 3Q 2017 compared to $2,347 in 3Q 2016, and $6,815 in 9M 2017 compared to $6,750 in 9M 2016. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 717 in 3Q 2017 compared to EUR 855 in 3Q 2016, and EUR 2,229 in 9M 2017 compared to EUR 2,455 in 9M 2016 . The lower 2017 EBT in Ireland was due to Ireland selling its manufactured Filshie Sterishot kits on a discounted intercompany basis to UTMD Canada and UTMD UK for distribution directly into France, instead of selling on a wholesale trade basis to external distributors distributing Filshie devices in Canada and France.  The trade-off to lower Ireland EBT was higher UK subsidiary trade revenues and profits, and new revenues and profits by UTMD Canada. The EBT of Femcare Group Ltd (Femcare-Nikomed, Ltd., UK and Femcare Australia) was GBP 835 in 3Q 2017 compared to GBP 566 in 3Q 2016, and GBP 3,141 in 9M 2017 compared to GBP 2,374 in 9M 2016.  The 3Q 2017 and 9M 2017 EBT of Utah Medical Products Canada, Inc. was CAD 435 and CAD 1,497, respectively, compared to zero in 2016.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 3Q 2017 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (adjusted consolidated EBITDA) were $5,417 (53.5% of sales) compared to $4,670 (48.4% of sales) in 3Q 2016. Adjusted consolidated EBITDA in 9M 2017 were $16,653 (53.4% of sales) compared to $14,871 (48.8% of sales) in 9M 2016. Based on this 9M performance, management now projects approximately $21.5 million in adjusted consolidated EBITDA for the 2017 year.  TTM adjusted consolidated EBITDA were $21,000.

g) Net Income (NI)

NI is EBT minus a provision for income taxes.  NI in 3Q 2017 of $3,622 (35.8% of sales) was $686 (+23.4%) higher than the NI of $2,935 (30.4% of sales) in 3Q 2016.  In addition to the 18.0% growth in EBT, NI in 3Q 2017 was further leveraged by a lower accrued income tax provision. The consolidated income tax provision rate in 3Q 2017 was 22.9% compared to 26.3% for 3Q 2016.  NI in 9M 2017 of $11,027 (35.3% of sales) was $1,616 (+17.2%) higher than the NI of $9,411 (30.9% of sales) in 9M 2016. The consolidated income tax provision rates were 24.0% in 9M 2017 and 26.3% in 9M 2016.  On April 1, 2017, the corporate income tax rate in the UK was lowered from 20% to 19%. For foreign subsidiaries, the tax provision booked in consolidated results is based on taxable income in the applicable sovereignty, not based on U.S. GAAP EBT.  As UTMD held about $19 million in cash in USD currency in Ireland and UK subsidiary bank accounts as of September 30, 2017, and the USD weakened relative to the applicable native currency, the resulting translation loss for each subsidiary created a tax credit for those subsidiaries. In summary, although there was not a corresponding translation loss for consolidated UTMD EBT results, which are obviously expressed in USD, there was an income tax provision benefit.

h) Earnings Per Share (EPS)

EPS are consolidated NI divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e., have exercise prices below the applicable period's weighted average market value). Diluted EPS in 3Q 2017 were $0.969 compared to $0.777 in 3Q 2016.  In 9M 2017, diluted EPS were $2.953 compared to $2.493 in 9M 2016.  With some help from lower diluted shares outstanding, 3Q 2017 EPS increased 24.7% (19.2 cents) compared to 3Q 2016, and 9M 2017 EPS increased 18.5% (46.0 cents) compared to 9M 2016.

Diluted shares outstanding used to calculate 3Q 2017 EPS were 3,738,190 compared to 3,777,537 in 3Q 2016.  The number of shares added as a dilution factor in 3Q 2017 was 19,300 compared to 16,837 in 3Q 2016. Diluted shares outstanding used to calculate 9M 2017 EPS were 3,734,102 compared to 3,775,166 in 9M 2016.  The number of shares added as a dilution factor in 9M 2017 was 17,647 compared to 17,885 in 9M 2016. Although UTMD has not to date in 2017 repurchased any of its shares in the open market, in 4Q 2016 UTMD repurchased 50,000 shares which reduced outstanding shares in 9M 2017 compared to 9M 2016.

Outstanding shares at the end of 3Q 2017 were 3,719,328 which included 9M 2017 employee and outside director option exercises of 6,409 shares.  The number of shares used for calculating earnings per share was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee options.  The total number of outstanding unexercised employee options at September 30, 2017 was 57,019 shares at an average exercise price of $45.35/ share, including shares awarded but not vested. This compares to 49,398 unexercised option shares outstanding at September 30, 2016, at an average exercise price of $39.55/ share. No option shares have been awarded to date in 2017.

During both 9M 2017 and 9M 2016, UTMD did not repurchase its shares in the open market. The Company retains the financial ability for repurchasing its shares when they seem undervalued.

i) Return on Equity (ROE)

ROE is the portion of NI retained by UTMD to internally finance its growth, divided by the average accumulated stockholders' equity for the applicable time period.  Annualized ROE in 9M 2017 was 14% compared to 12% in 9M 2016.  Annualized ROE (before stockholder dividends) in 9M 2017 was 20% compared to 18% in 9M 2016.  The higher ROE in 9M 2017 was due to the increase in NI.  Targeting a high ROE of 20% (before dividends) remains a key financial objective for UTMD management.  ROE can be increased by increasing NI, or by reducing stockholders' equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j) Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $12,323 in 9M 2017 compared to $11,143 in 9M 2016.  The most significant differences in the two periods were the $1,616 increase in net income, a $831 use of cash from a larger increase in 9M 2017 trade accounts receivable compared to 9M 2016, and a $575 benefit to cash from an larger increase in accrued expenses in 9M 2017 compared to 9M 2016.

Capital expenditures for property and equipment (PP&E) were $174 in 9M 2017 compared to $237 in 9M 2016. Capital expenditures of approximately $1.5 million for the fit-out of the UK facility will occur in 4Q 2017.  Depreciation of PP&E was $489 in 9M 2017 compared to $452 in 9M 2016.

UTMD made cash dividend payments of $1,969 in 9M 2017 compared to $1,954 in 9M 2016.  The Company did not use cash to repurchase any of its own shares during either 9M 2017 or 9M 2016.

In 9M 2017, UTMD received $224 and issued 6,198 shares of its stock upon the exercise of employee and director stock options, net of 211 shares retired upon employees trading those shares in payment of the stock option exercise price. Option exercises in 9M 2017 were at an average price of $37.39 per share.  In comparison, in 9M 2016 the Company received $306 and issued 10,062 shares of stock on the exercise of employee and director stock options, net of 861 shares retired upon optionees trading those shares in payment of the stock option exercise price. Option exercises in 9M 2016 were at an average price of $33.12 per share.

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

k) Assets and Liabilities

September 30, 2017 total consolidated assets were $90,675, an increase of $14,091 from December 31, 2016. The increase was due mainly to a $11,156 increase in cash and investments. Other significant changes in assets included a $1,519 increase in consolidated net trade receivables, a $500 increase in consolidated inventories, and a $496 increase in net intangible assets. UTMD's Ireland subsidiary EUR-denominated assets and liabilities were translated into USD at an FX rate 11.9% higher (stronger EUR) than the FX rate at the end of 2016. UTMD's UK subsidiary GBP-denominated assets were translated into USD at an FX rate 8.6% higher (stronger GBP) than the FX rate at the end of 2016.  UTMD's Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 8.4% higher (stronger AUD) than the FX rate at the end of 2016.  The net book value of consolidated property, plant and equipment increased $441 at September 30, 2017 from the end of 2016 due to period-ending changed FX rates, $174 in new asset purchases and $489 in depreciation.

Working capital (current assets minus current liabilities) was $42,838 at September 30, 2017, compared to $31,845 at December 31, 2016.  A current asset increase of $13,153 was led by the $11,156 increase in cash and investments. Current liabilities increased $2,161, including a $1,941 increase in accrued liabilities. The accrued liabilities increase was mainly due to the $986 3Q 2017 quarterly dividend payment to stockholders accrued but not paid until October 3, whereas the $984 4Q 2016 dividend was paid before the end of December 2016.  UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital expenditures and projected cash dividend payments to stockholders.

September 30, 2017 intangible assets (goodwill plus other intangible assets) increased $496 from the end of 2016.  The increase was due to the higher FX rate for GBP Femcare intangibles as of September 30, 2017, compared to year-end 2016, offset somewhat by the $1,526 9M 2017 amortization of Femcare IIA.  At September 30, 2017, net intangible assets including goodwill declined to 36% of total consolidated assets compared to 41% at both year-end 2016 and September 30, 2016.

The deferred tax liability balance for Femcare IIA ($9,084 on the date of the acquisition), was $3,176 at September 30, 2017, compared to $3,209 at December 31, 2016, and $3,612 at September 30, 2016.  Reduction of the deferred tax liability occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare IIA. UTMD's total debt ratio (total liabilities/ total assets) as of September 30, 2017 and December 31, 2016 was 10%.  UTMD's total debt ratio as of September 30, 2016 was 12%.

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

Generally, the Company continues to effectively execute its plan as outlined above. Based on results of 9M 2017, management expects to exceed the financial objectives for the full year of 2017 as stated in the Form SEC 10-K at the beginning of the year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8465, .9474 and .8897 EUR per USD as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively.  Exchange rates were .7463, .8105 and .7685 GBP per USD as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively.  Exchange rates were 1.2756, 1.3829 and 1.3044 AUD per USD on September 30, 2017, December 31, 2016, and September 30, 2016, respectively.  Exchange rates were 1.2513 CAD per USD on September 30, 2017. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2017, the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the nine months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

UTMD did not purchase any of its own securities during 9M 2017.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/7/17	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/7/17	By: /s/ Paul O. Richins
Paul O. Richins