Form 10-K
period 2017-12-31
UTAH MEDICAL PRODUCTS INC
filed 2018-03-06
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  As of June 30, 2017, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $242,289,134.
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  As of March 5, 2018, common shares outstanding were 3,725,763.
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

Domestically, except for the Filshie Clip System, UTMD's medical devices are sold directly to clinical end user facilities or their appointed stocking distributor.  In addition, some of UTMD's devices are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers.  Outside the U.S. (OUS), products are sold directly to end users in Canada, the United Kingdom (UK), France, Ireland and Australia, and through other medical device companies and through independent medical products distributors in many other countries.  UTMD has representation globally in the major developed countries as well as many underdeveloped countries through several hundred distributors, 128 of which purchased at least five thousand dollars in UTMD medical devices during 2017.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $116,269 in the form of share repurchases, and an additional $50,939 in cash dividends, to its public stockholders.

Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed in 1995 to better serve UTMD's OUS customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  In 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries. The addition of Femcare provided product and distribution channel diversification and expansion.  Sales of the products, or derivatives of the products, from the four acquisitions noted above, comprised 63% of UTMD's consolidated 2017 sales.  In late 2016, UTMD formed Utah Medical Products Canada Ltd (dba Femcare Canada) as a sales and distribution operation to directly serve Canadian medical facilities.

UTMD's corporate headquarters are located at 7043 South 300 West, Midvale, Utah 84047 USA.  The corporate office telephone number is 01 (801) 566‑1200.  Ireland operations are located at Athlone Business and Technology Park, Athlone, County Westmeath, Ireland.  The Ireland telephone number is 353 (90) 647-3932.  United Kingdom operations are located at 32 Premier Way, Romsey, Hampshire SO51 9DQ, United Kingdom.  The UK phone number is 44 (179) 452-5100.  Australia operations are located at Unit 12, 5 Gladstone Road, Castle Hill, NSW 2154, Australia.  The Australia phone number is 612 9045 4110.  Canada operations are located at 6355 Kennedy Road #15, Mississauga, ON L5T 2L5, Canada. The Canada phone number is 01 (905) 795-1102.

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

To assist the physician in controlling the effectiveness of administration of oxytocin and monitoring effects of amnioinfusion, contraction intensities, uterine resting tones and peak contraction pressures are closely monitored through the use of an invasive intrauterine pressure catheter system.  In addition, to help identify the possible onset of fetal hypoxia, correlation of the changes in fetal heart rate (FHR) relative to the frequency and duration of contractions are often electronically monitored.  UTMD's intrauterine pressure (IUP) catheters provide for clinician choices from a traditional fluid-filled system to INTRAN® PLUS, for over twenty-five years the most widely accepted transducer-tipped system.  In addition, adjunct toco belts and chart paper are provided by UTMD to provide a package of fetal monitoring supplies.  UTMD's IUP catheters include:

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

Other GESCO specialty products include a disposable peritoneal dialysis (PD) set that is a pre-assembled, sterile, closed system, called DIALY-NATE®.  PD is an ideal method to aid compromised renal function in a neonate because critically-ill pediatric patients may not have sufficient blood volume to support hemodialysis. DIALY-NATE is provided in a form that allows timely PD implementation.  In 2008, UTMD added a DIALY-NATE version that can be used with a variety of fluid warming systems.  In 2010, UTMD introduced a bifurcated system that allows for higher volume manual PD applications.  Since 2013, additional custom configurations have been added to satisfy specific clinical preferences.

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

FILSHIE CLIP System
   UTMD acquired the Filshie Clip System as part of its acquisition of Femcare in March 2011. In 2017, sales of Filshie Clips, applicators and accessories represented 36% of UTMD's total U.S. Dollar denominated sales. The Filshie Clip is a female surgical contraception device used for tubal ligation, i.e., placed on the fallopian tubes, generally laparoscopically, but also post partum during a C-Section procedure. The Filshie Clip, in use for over 30 years, is the safest and most effective tubal occlusive device, is as easy or easier to place as any of the alternative surgical techniques, and has a substantially higher probability of reversibility when compared to all of the other approaches for women who later decide they may like to get pregnant. Femcare has obtained numerous regulatory approvals for the Filshie Clip System, which in 2017 was sold directly by UTMD to medical facilities in Canada, Ireland, France, the UK and Australia, and through specialty distributors in many other countries.

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

   In more recent years, hysteroscopic sterilization was introduced as an alternative to laparoscopic tubal ligation. The competing device is the ESSURE by Conceptus, Inc. (acquired by Bayer AG in 2013).  Although Bayer stopped marketing the device outside the U.S. in late 2016 and early 2017, it remains available for use in the U.S.  The device, considered a permanent implant, is inserted transvaginally.  Bayer reports that Essure is similar to the Filshie Clip in its sterilization effectiveness as measured after successful application, but Essure's "typical" effectiveness including reported misapplication rate has been documented in the medical literature to be substantially lower. Filshie Clips are immediately effective upon application and do not require follow-up physician visits. Essure takes some time after placement to become effective, requiring interim alternative contraception and an additional subsequent procedure to confirm that the tubes are blocked.  Essure is not reversible (allowing later pregnancy) without significant surgical intervention and post-operative patient pain is reportedly significantly greater than using Filshie Clips.

The U.S. FDA released the Filshie Clip for marketing in 1996 after a Femcare PMA submission. Now the Filshie Clip is effectively marketed in the U.S. through an exclusive distribution agreement with CooperSurgical Inc. (CSI).  In 2017, sales to CSI by Femcare represented 25% of total global Filshie Clip System sales.  In late 2016, the FDA approved the use of Femcare's Sterishot single use applicator for applying Filshie clips. An applicator is a precision instrument which closes the implanted Filshie clip on the Fallopian tube to achieve proper permanent tubal ligation. Reused applicators require extra handling, cleaning, resterilization and storage which have the potential to damage or misalign the delicate mechanism. Timely periodic servicing and recalibration is needed.  In addition, the reuse of a surgical instrument introduces the possibility of infection if not properly cleaned and resterilized between procedures.  The precalibrated, single use sterile Sterishot eliminates these safety, effectiveness and cost exposures. CSI began purchasing Sterishot kits in 2017. After more than eight years since being introduced outside the U.S. (OUS), the patented Sterishot is used in the majority of Filshie clip ligation procedures OUS.

PATHFINDER PLUS™
PATHFINDER PLUS is a proprietary endoscopic irrigation device that allows a uro/gyn surgeon to precisely irrigate, clearing the visual field, with the same hand that controls the endoscope, eliminating the need for a separate assistant to irrigate without visualization.  An example of a procedure where Pathfinder has found success is ureteroscopic stone ablation.

SUPRAPUBIC CATHETERIZATION
The Add-a-Cath introducer is a Femcare device designed for easy and safe suprapubic introduction of a catheter for bladder drainage.  Suprapubic catheterization is generally well-recognized as a drainage method with fewer complications than with urethral catheterization.   In 2013, UTMD introduced suprapubic catheterization procedure kits featuring the Add-a-Cath introducer, which UTMD now distributes directly to end users in the U.S. under the trade name "Supra-Foley".

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

Pressure Monitoring Accessories, Components and Other Molded Parts.
Components included in blood pressure monitoring kit configurations include flush devices, stopcocks, fluid administration sets, caps, pressure tubing, interface cables and organizers.  The Company sells similar components designed for other medical device company applications which incorporate UTMD's technologies and designs.  DELTA-CAL™ is a calibration device used to check proper functioning of an arterial pressure system.  In addition, UTMD sells plastic molded parts on a subcontract basis to a number of medical and non-medical device companies.  In addition, partly as a result of its excellent quality system and ISO13485 certification, UTMD performs subcontract assembly, testing and packaging of components that are proprietary to other medical device firms.  UTMD believes that this practice helps better utilize its investment in fixed plant and equipment, and spreads overhead costs resulting in better gross profit margins on finished device sales.

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

In 2017, UTMD sold components and finished devices to 148 other companies in the U.S. (OEM sales). For over 39 years, the Company has utilized its manufacturing capabilities and engineering know-how to produce high quality components and finished devices for other companies.  For U.S. companies which wish to distribute their products outside the U.S., UTMD's maintenance of certification to current ISO 13485 medical device quality standards is an important benefit.  UTMD's website, which lists its capabilities, is often the basis for contacts for new OEM work.

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

2)  Outside the U.S. (OUS) sales.
OUS sales in 2017, as a percentage of consolidated total USD sales, represented 51% compared to 50% in 2016.  In contrast to the previous three years when the USD consistently and significantly strengthened relative to other currencies, the net negative impact of FX changes in 2017 was minimal.  Prior to 2011, with only a few exceptions, UTMD's OUS sales were to other medical device companies and distributors, not to clinical end user facilities. After the acquisition of Femcare in 2011, UTMD began a transition to marketing directly to end users in countries where the Filshie Clip System had achieved significant acceptance. This also allows increased distribution opportunities for other UTMD devices which previously did not have significant third party distributor interest.  In 2017, UTMD distributed directly to medical facilities in Canada, the UK, France, Ireland and Australia. The Company's devices are also sold OUS through over 270 independent regional distributors. UTMD's website provides information that frequently results in unsolicited contacts from OUS entities.

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

When U.S. hospital customers request it, UTMD provides its devices through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors in 2017 comprised 14% of total domestic direct sales (excluding Filshie Clip System sales to CSI).

  In the U.S., Canada, Ireland, France, the UK and Australia, UTMD sells its products with the support of its own directly employed customer service and sales force, independent consultants and selective independent manufacturer representatives.  Direct sales representatives focus on applications for UTMD devices where customer training and support may be important. The direct sales force is comprised both of "outside" representatives operating remotely in specific geographic areas, and "inside" representatives who operate primarily by telephone from corporate offices.  Direct representatives are trained to understand the medical procedures being performed within UTMD's clinical focus. Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with specific solutions to clinical issues. In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs.

Additionally, UTMD sells component parts as well as finished devices to other companies for use with their product lines.  This OEM distribution channel is simply maximizing utilization of manufacturing capabilities that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD's direct distribution and marketing programs.

OUS, the Company distributes directly to end user facilities in Canada, the UK, France, Ireland and Australia, and sells to over 270 regional distributors and OEMs (other medical device manufacturers and/or distributors) in over a hundred countries. Ten percent of UTMD's independent OUS distributors represented 79% of UTMD's indirect OUS sales in the years of 2015 - 2017.

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

Because of UTMD's reputation as a focused product developer, its financial strength and its established clinician user base, it enjoys a substantial inflow of new product development ideas.  Internal development, joint development, product acquisitions and licensing arrangements are all included as viable options in the investigation of opportunities.  Only a small percentage of ideas survive feasibility screening.  For internal development purposes, projects are assigned to a project manager who assembles an interdisciplinary, cross-functional development team.  The team's objective is to have a clinically acceptable, manufacturable and regulatory-released product ready for marketing by a specific date.  Several projects, depending on the level of resources required, are underway at UTMD at any given time. Only a few assigned projects succeed in attaining a product that meets all of the Company's criteria. In particular, this includes a product that is highly reliable, easy to use, cost-effective, safe, useful and differentiated from the competition. Once a product is developed, tooled, fully tested and cleared for marketing by the applicable regulatory entity(ies) in the U.S. and/or other countries, there remains a reasonable probability it cannot be successfully marketed for any number of reasons, not the least of which is being beaten to the market by a competitor with a better solution, or not having access to users because of limitations in marketing and distribution resources or exclusionary contracts of GPOs.

UTMD's current product and process development projects are in the following areas: 1) augmentation and internal manufacturing of existing UTMD devices, 2) neonatal intensive care, 3) specialized procedures for the assessment and treatment of cervical/uterine disease, 4) labor and delivery procedures, and 5) product and process development for OEM customers. Internal product development expenses are expected to remain in the range of 1-2% of sales.

EMPLOYEES AND OTHERS

At December 31, 2017, the Company had 172 employees, eight regular consultants, 21 independent manufacturer's sales representatives and an additional eleven subcontract production employees in Utah.  The subcontract employees represent UTMD's desire to provide handicapped persons additional work opportunities, hired through the Utah state-supported Work Activity Center.  The Company utilizes independent consultants, some of which were prior employees. Almost all of UTMD's internally-manufactured devices are made either in Utah or in Ireland. The average tenure with the Company of the 125 employees in the U.S. is over fifteen years, and the tenure of the 28 employees in Ireland is over fourteen years. This experience conveys an important benefit due to the level of training required to produce consistently high quality medical devices and appreciation of how UTMD's devices provide unique benefits for clinicians and patients.  The Company's continued success will depend to a large extent upon its ability to retain skilled and experienced employees and consultants.  No assurances can be given that the Company will be able to retain or attract such people in the future, although management is committed to providing an environment in which reliable, creative and high achieving people wish to work.

None of the Company's officers or directors is bound by restrictive covenants from prior employers that limit their ability to contribute to UTMD's programs.  All professional employees agree to a code of conduct and sign a strict confidentiality agreement as a condition of employment, and as consideration for receipt of stock option awards and participation in the annual sales and management bonus program.  All employees participate in contemporaneous performance‑based bonus programs.  None of the Company's employees is represented by labor unions or other collective bargaining groups.

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company currently owns eleven unexpired and one pending U.S. patents, numerous associated patents in sovereignties OUS and is the licensee of certain other technology. There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns thirty-two U.S. registered trademarks which have achieved significant brand recognition. The Company believes that its trademarks and tradenames, many of which have become well known in the global medical community through decades of successful use of the associated medical devices, likely have and will continue to have substantially more intangible value than its patents.

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

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2017, royalties included in cost of goods sold were $204.  Other royalties have been previously paid as a lump sum, or were incorporated into the price of acquisitions or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  UTMD's future financial performance may also depend on the marketing ability of other companies that license UTMD's technology.  During 2017 the Company received $86 in royalty income, compared to $91 in 2016 and $93 in 2015.

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

Except for the Filshie Clip System, all of UTMD's present devices are unclassified, Class I or Class II devices.  The Filshie Clip System is a Class III device which has more stringent regulatory controls. The Company is in compliance with all applicable U.S. regulatory standards including CFR Part 820, the FDA Quality System Regulation (QSR) effective in 1997, also known as cGMPs (current good manufacturing practices).   The Company's most recent FDA inspection was in July 2014, which did not result in the issuance of any FDA-483 observations.

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

U.S. EXPORTS

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

Total 2017 trade revenues in USD terms from customers OUS were $21,129 (51% of total sales), compared to $19,809 (50% of total sales) in 2016 and $19,793 (49% of total sales) in 2015.  OUS trade sales (U.S. exports) from the U.S. to OUS customers were $5,357 in 2017, $5,587 in 2016 and $5,714 in 2015.  U.S. exports represented 25%, 28% and 29% of total OUS trade sales in 2017, 2016 and 2015, respectively.  The U.S. export numbers exclude Utah intercompany sales of components and finished devices to UTMD foreign subsidiaries, which then distribute U.S.-made components and finished devices as part of their sales to OUS customers.

For sales by OUS geographic area, please see note 10 to the Consolidated Financial Statements.

BACKLOG

Backlog is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD's non-distributor or non-OEM business requires fast response to customer orders.  Virtually all direct shipments to end user facilities are accomplished within a few days of acceptance of purchase orders. Consequently, UTMD's backlog at any point in time is comprised mainly of orders from OEM and independent distributors, which purchase in larger quantities at less frequent intervals. Backlog shippable in less than 90 days was $3,140 as of January 1, 2018, $1,774 as of January 1, 2017 and $2,463 as of January 1, 2016.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors, but it is affected by uneven purchasing patterns of OEM customers and independent distributors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device industry because devices are frequently used in inherently risky situations to help clinicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit against a company where an individual plaintiff suffers permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists. However, no such damages have been awarded against UTMD in its 39-year history of shipping many millions of devices.

Except for the Filshie Clip System, UTMD is self-insured for product liability risk, and reserves funds against its current performance on an ongoing basis to provide for its costs of defense should any lawsuits be filed. The Company's average cost of defense over the last twenty-five years was $18 per year, well below the deductible level of product liability insurance policies. This experience validates that the most important aspect of product liability risk management is the safe design and reliable integrity of manufactured products, not a third party insurance contract.

   The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.  Over the time span of the last twenty-five years, UTMD has been named as a defendant in a total of eight lawsuits.  Four lawsuits involved a patient injury related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used. The VADS devices in all four cases did conform to specifications. UTMD was ultimately dismissed as a defendant in all four VADS lawsuits, and legal costs were not material to performance. In the first of the other two lawsuits not involving a Femcare device, regarding the use of EndoCurette, there was no evidence of patient injury. The lawsuit was settled in 2010 for an immaterial amount to avoid the diversion of management time and substantial costs of litigation, even though UTMD was confident that the case was without merit. In the second, UTMD was brought into a lawsuit by a defendant physician, speculating a design deficiency in a Finesse electrosurgical generator (ESU) which had been in use for eighteen years before the injury event, and used successfully by the same physician in multiple procedures after the event. The injured patient did not allege any fault by UTMD.  The case was settled in 2012 without any UTMD involvement or liability.  Excluding the Filshie Clip System acquired in 2011, there have been no product liability lawsuits during the last six years.

   Because the Filshie Clip is a Class III device, Femcare does further insure its product liability risk through a third-party insurance company at a cost of about £54 per year. The deductible level of the Femcare policy is $150 per claim for the U.S. and Canada, and £50 elsewhere in the world.  Since acquiring Femcare in 2011, UTMD has had to defend two U.S. claims for failed sterilizations (not serious injuries), during which time approximately two million clips were used.

   In 2014, a patient claimed damages for becoming pregnant eight years after the placement of Filshie Clips. Her medical record indicated that she chose to employ Filshie Clips after being advised by her physician that he believed there would be a 1% chance of pregnancy.  The case was dismissed after the patient who was also a malpractice attorney declined to respond in discovery.  In 2017, UTMD was served with a complaint by a patient who had experienced an uncomplicated pregnancy and childbirth.  A malpractice lawsuit had been filed against the attending physician in 2015, but the physician's insurance company subsequently went bankrupt.  Discovery in the case is presently on stay until insurance coverage obligations can be sorted out.  To UTMD's knowledge, there is no evidence of defective clips. A claim of defective design doesn't have merit, either, supported by the successful use of millions of clips. A claim of failure to properly warn of a remote chance of pregnancy doesn't have merit as UTMD's IFU is clear that there is such a risk.  The Company expects that the case will be resolved, consistent with its past experience, at an immaterial cost.

   In summary, during the last twenty-five year period of time during which over forty million finished devices were distributed by UTMD, there have been no judgments resulting from a claim of defect in UTMD's design or manufacture of its devices, or a fault in its informational materials. In the current tort system in the U.S., meritless product liability cases do get filed where aggressive attorneys calculate that a company will find it cheaper to settle for some nominal amount in lieu of potentially substantial defense costs of going to court.

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
The voluminous Acts, administrative rules to enforce the Acts and promised efforts to reform the Acts, make the U.S. medical device marketplace unpredictable, particularly for the thousands of small medical device manufacturers including UTMD that do not have the overhead structure that the larger medical device companies can afford.  Fortunately, the U.S. Congress suspended the MDET for the years of 2016-2019. To the extent that the Acts will in the future continue to place additional burdens on small medical device companies in the form of the excise tax on medical device sales, additional oversight of marketing and sales activities and new reporting requirements, the result is likely to continue to be negative for UTMD's ability to effectively compete and support continued investments in new product development and marketing of specialty devices in the U.S.

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

Since the FDA reserves to itself the interpretation of which vague industry standards comprise law at any point in time, it is impossible for any medical device manufacturer to ever be confident that it is operating within the Agency's version of the law.  The unconstitutional result is that all companies, including UTMD, are considered guilty prior to proving their innocence.

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

The Company's reliance on third party distributors in some markets may result in less predictable revenues:
UTMD's distributors have varying expertise in marketing and selling specialty medical devices.  They also sell other devices that may result in less focus on the Company's products.  In some countries, notably China, Pakistan and India not subject to similarly rigorous standards, a distributor of UTMD's products may eventually become a competitor with a cheaper but lower quality version of UTMD's devices.

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

At the beginning of 2018, the Company's operations were located in 110,000 square feet of facilities near Salt Lake City, Utah, a 77,000 square foot facility in Athlone, County Westmeath, Ireland, a 38,600 square foot facility in Romsey, Hampshire, England, a 3,200 square foot facility in Castle Hill NSW, Australia, and a 4,700 square foot facility in Mississauga, Ontario, Canada.  Manufacturing is currently carried out primarily in the Utah and Ireland facilities, with some in the UK.

In late 2016 UTMD purchased a 38,600 square foot in Romsey and subsequently fitted-out the building in 2017. In November 2017, Femcare UK's operations moved into the refurbished building.  UTMD now owns all of its facilities.  The prior UK lease and all associated potential liabilities have been terminated. UTMD owns its property and facilities with the exception of a long‑term lease with 15 years remaining on one section of its Midvale parking lot.

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

PART II

ITEM 5 ‑ MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.
UTMD's common stock trades on the NASDAQ Global Market (symbol:UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2017		2016
	High	Low	High	Low
1st Quarter	$73.00	$58.50	$63.61	$54.20
2nd Quarter	73.05	59.50	68.90	61.00
3rd Quarter	75.45	68.10	68.53	57.21
4th Quarter	85.00	73.05	75.00	56.30

Stockholders.
The approximate number of beneficial stockholders of UTMD's common stock as of March 6, 2018 was 4,000.

Dividends.
The following sets forth cash dividends paid during the past two years:

Record Date	Payable Date	Per Share Amount
March 18, 2016	April 6, 2016	$0.26
June 17, 2016	July 6, 2016	0.26
September 16, 2016	October 4, 2016	0.26
December 16, 2016	December 30, 2016	0.265
March 17, 2017	April 4, 2017	0.265
June 16, 2017	July 6, 2017	0.265
September 15, 2017	October 3, 2017	0.265

2016 total cash dividends paid per share	$1.045

2017 total cash dividends paid per share	$0.795	*

*A dividend of $0.27 per share, with a record date of December 15, 2017, was paid on January 3, 2018.

Issuer Purchases of Equity Securities.

UTMD did not purchase any of its own securities during 2017.

ITEM 6 ‑ SELECTED FINANCIAL DATA

Dollar amounts are in thousands, except per share data.

The following selected consolidated financial data of UTMD and its subsidiaries for the five years ended December 31, 2017, are derived from the audited financial statements and notes of UTMD and its subsidiaries, certain of which are included in this report.  The selected consolidated financial data should be read in conjunction with UTMD's Consolidated Financial Statements and the notes included elsewhere in this report.

	Year Ended December 31
	2017	2016	2015	2014	2013
Net Sales	$41,414	$39,298	$40,157	$41,278	$40,493
Net Income	8,505	12,128	11,843	11,378	11,406
Earnings Per Common Share (Diluted)	2.28	3.22	3.14	3.02	3.02
Total Assets	92,745	76,191	79,175	81,076	80,711
Working Capital	43,909	31,451	28,807	20,704	16,675
Long-term Debt	0	0	0	973	5,065
Cash Dividends Per Common Share	1.065	1.045	1.025	1.005	0.985

	Quarterly Data for 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$10,259	$10,829	$10,125	$10,201
Gross Profit	6,535	6,893	6,496	6,470
Net Income (Loss)	3,536	3,870	3,622	(2,522)
Earnings (Loss) Per Common Share (Diluted)	.95	1.04	.97	(.67)

	Quarterly Data for 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$10,301	$10,490	$9,655	$8,852
Gross Profit	6,223	6,252	5,775	5,440
Net Income	3,217	3,259	2,935	2,717
Earnings Per Common Share (Diluted)	.85	.86	.78	.72

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

Overview
Excellent growth in year 2017 financial results were accomplished primarily as a result of Utah Medical Products, Inc. (UTMD) converting from distributing the Filshie Clip System in the countries of Canada and France through third party distributors to selling directly to medical facility users. Although UTMD substantially exceeded management expectations for 2017 financial performance, the results became masked by the recognition of a one-time repatriation tax (REPAT) on foreign subsidiary cash and cumulative earnings (E&P).  The REPAT impact of the U.S. "Tax Cuts and Jobs Act", which was enacted in December 2017, is included in 2017 results according to U.S. Generally Accepted Accounting Principles (GAAP).  All income statement categories of UTMD's 2017 operating performance were unaffected by the REPAT tax except for provision for income taxes, Net Income (NI) and Earnings Per Share (EPS).

Income statement results in 2017 compared to 2016 were as follows:

	2017	2016	Change
Net Sales	$41,414	$39,298	+5.4%
Gross Profit (GP)	26,395	23,690	+11.4%
Operating Income (OI)	19,011	16,187	+17.4%
Income Before Tax (EBT)	19,082	16,422	+16.2%
NI Before REPAT Tax	14,562	12,128	+20.1%
NI per GAAP	8,505	12,128
EPS Before REPAT Tax	3.897	3.220	+21.0%
EPS per GAAP	2.276	3.220

The estimated REPAT tax booked in the 2017 income statement tax provision according to GAAP was $6,288.  As a result of the REPAT tax provision, GAAP NI and EPS in 2017 compared to 2016 were 30% and 29% lower respectively.  In UTMD management's view, comparing GAAP NI and EPS between 2017 and 2016 does not provide stockholders with any meaningful insight about UTMD's financial performance.

The associated key 2017 profit margins (profits as a percentage of sales) compared to the prior calendar year improved as follows:

	2017	2016
Gross Profit Margin (GPM)	63.7%	60.3%
Operating Income Margin (OIM)	45.9%	41.2%
Income Before Tax Margin (EBTM)	46.1%	41.8%
NIM (before REPAT)	35.2%	30.9%

   The 2017 GPM expansion of 3.4 percentage points leveraged the GP contribution to OI by $1.4 million. In addition, even though UTMD assumed direct sales and marketing (S&M) roles and launched an additional facility in Canada, the Company was able to reduce consolidated operating expenses (OE), which further leveraged OI to a total increase of $2.8 million with only a $2.1 million increase in consolidated sales.

US GAAP NI for the 2017 calendar year was $8,505 including the one-time $6,288 REPAT tax and a $228 reduction to the income tax provision due to a net reduction in deferred tax liabilities (DTL) and deferred tax assets (DTA) from the U.S. enacting lower future income tax rates. The 2017 U.S. GAAP $8,505 NI compares to $12,128 in 2016. The 2016 NI included, as stockholders may recall, a $123 reduction to the income tax provision in fourth quarter (4Q) 2016 (resulting in a $123 increase to 2016 NI) due to a reduction in the DTL from the UK enacting lower future income tax rates. Because the REPAT tax and net DTL adjustment are one-time tax events not related to normal operations, UTMD management believes that the presentation of results excluding the 2016 favorable adjustment in DTL, and the 2017 unfavorable REPAT tax provision offset slightly by the favorable DTL adjustment, provides meaningful supplemental information to both management and investors that is more clearly indicative of UTMD's operating results in 2017 compared to 2016.

The resulting non-GAAP NI and EPS excluding the 2017 REPAT provision and DTL adjustment, and the prior 2016 DTL adjustment, follow:

	2017	2016	Change
NI (non-GAAP)	$14,562	$12,004	+ 21%
EPS (non-GAAP)	$3.897	$3.188	+ 22%

In summary, UTMD achieved $3.90 in "normal" 2017 EPS compared to $3.19 in 2016. For the year 2017, a 5% increase in sales yielded a 21% increase in (non-GAAP) NI and a 22% increase in (non-GAAP) EPS.

The Company's continued excellent positive cash flow in 2017 allowed it to increase cash dividends paid to stockholders and use $1.6 million in cash for investment in Property, Plant and Equipment (PP&E), primarily to fit-out a 38,600 square foot owned facility in the UK to replace its previously leased facility.

Measures of the Company's liquidity and overall financial condition improved as of the end of 2017 compared to the end of 2016 as the result of continued strong positive cash flow from normal operations, but were diluted by the assessment of the REPAT tax. UTMD increased its cash balances to $40 million at the end of 2017 compared to $26 million at the end of 2016.  Current assets increased 43% and total assets increased 22%.  Although the Company remained without debt, total liabilities increased $7,676.  The accrued REPAT tax added $6,288, and delaying the payment date of the 4Q 2017 dividend from late December to early January added another $1,005 to accrued liabilities. As a result, UTMD's total debt ratio (total liabilities to total assets) was 16% at the end of 2017 compared to 9% at the end of 2016.  Stockholders' Equity increased to $78.1 million from $69.2 million at the end of 2016 largely from $8.5 million in GAAP NI. The return on average Stockholders' Equity (ROE) prior to the payment of dividends was 11.5% in 2017 compared to 17.5% in 2016. Excluding the effect of the REPAT tax on NI and average stockholders' equity and before dividends, UTMD's 2017 ROE was 19% compared to 17% in 2016.

Productivity of Assets and Working Capital Assets.
Assets.
Year-end 2017 total consolidated assets were $92,745 comprised of $49,188 in current assets, $11,621 in consolidated net PP&E and $31,936 in net intangible assets.  This compares to $76,191 total assets at the end of 2016 comprised of $34,474 in current assets, $9,966 in consolidated net PP&E and $31,751 in net intangible assets. Total asset turns (total consolidated sales divided by average total assets for the year) in 2017 were 49%, compared to 50% in 2016.  The 2017 increase in assets, primarily cash, was greater than the increase in sales.

    Current assets increased $14,714 due to a $13,595 increase in cash and investments, a $412 increase in accounts and other receivables and a $702 increase in year-end inventories. Year-end 2017 and 2016 cash and investment balances were $39,955 and $26,360, representing 43% and 35% of total assets, respectively.  Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances increased $412 due to $1,349 stronger 4Q 2017 sales than in 4Q 2016. Average days in A/R from date of invoice on December 31, 2017 were 32 days based on 4Q 2017 shipments, about the same aging as at the end of 2016.  The Company believes any older A/R will be collected or are within its reserve balances for uncollectible amounts.  Average 2017 consolidated inventory turns were 3.1 compared to 3.6 in 2016 based on the applicable year's cost of goods sold.  The Company's cash reserves allowed it to increase inventories to take advantage of quantity discounts from vendors.

Working capital (current assets minus current liabilities) at year-end 2017 was 40% higher at $43,909 compared to $31,451 at year-end 2016.  Consistent with Federal rules, 2017 ending current liabilities included $503 (8%) of the total REPAT tax liability which did not exist at the end of 2016.  As the timing of the required payment of the State portion of the REPAT tax is still unknown, UTMD divided the estimated liability the same as for the Federal portion, i.e. 8% current.  If all of the State REPAT tax becomes due within one year, current liabilities would be $979 higher.  Even with $979 higher current liabilities, the end of 2017 working capital significantly exceeds UTMD's needs for normal operations, funding future growth and timely payment of accrued REPAT tax liabilities.

PP&E includes Utah, Ireland and England manufacturing molds, production tooling and equipment, test equipment, and product development laboratory equipment.  In addition, PP&E includes computers and software, warehouse equipment, furniture and fixtures, facilities and real estate for all five locations in Utah, Ireland, UK, Canada and Australia, the fungible market value of which increases UTMD's enterprise value relative to most of its industry peers. In late 2017, UTMD in the UK finished set-up and seamlessly began operations in a 38,600 square foot facility in Romsey, Hampshire.  The manufacturing facilities in Utah, Ireland and the UK are standalone buildings, whereas the distribution facilities in Australia and Canada are part of larger industrial condominiums.  Ending 2017 net consolidated PP&E (depreciated book value of all fixed assets) increased $1,655 as a result of capital expenditures of $1,597, depreciation of $660 and the effect of foreign currency exchange (FX) rates on year-end foreign subsidiary asset balances.

The following end-of-year FX rates in USD applied to assets and liabilities of each applicable foreign subsidiary:

	12-31-17	12-31-16
EUR	1.2021	1.0555
GBP	1.3523	1.2338
AUD	0.7815	0.7231
CAD	0.7988	0.7449
The year-end 2017 net book value (after accumulated depreciation) of consolidated PP&E was 36% of purchase cost.  End-of-year PP&E turns (Net Sales divided by Net PP&E) was 3.6 in 2017 compared to 3.9 in 2016 due to the new facility in the UK and a weaker USD.  The future leverage in productivity of fixed assets which will not have to be increased to support new business activity will be a source of future profitability.  In 2018, PP&E purchases to support ongoing operations are not expected to exceed depreciation of fixed assets.

  Net intangible assets (after accumulated amortization) are comprised of the capitalized costs of obtaining patents and other intellectual property, as well as the value of identifiable intangible assets (IIA) and goodwill resulting from acquisitions. Net intangible assets were $31,936 (34% of total assets) at the end of 2017 compared to $31,751 (42% of total assets) at the end of 2016.  Per US GAAP, intangible assets are categorized as either 1) IIA, which are amortized over the estimated useful life of the assets, or 2) goodwill, which is not amortized or expensed until the associated economic value of the acquired asset becomes impaired. The two categories of Femcare intangibles at year-end 2017 were net IIA of $17,764 and goodwill of $6,900. The accumulated amortization of Femcare IIA as of December 31, 2017 since the March 18, 2011 acquisition was $14,785. UTMD's goodwill balance was $14,092 at the end of 2017, 44% of total net intangibles. Because the products associated with UTMD's acquisitions of Columbia Medical in 1997, Gesco in 1998, Abcorp in 2004 and Femcare in 2011 continue to be viable parts of UTMD's overall business, UTMD does not expect the current goodwill value associated with the four acquisitions to become impaired in 2018. Amortization of intangibles was $2,113 in 2017 compared to $2,223 in 2016. The 2017 non-cash amortization expense of Femcare IIA was $2,055 (£1,595) compared to $2,167 (£1,599) in 2016.  The USD difference was essentially due to the change in USD/GBP FX rate. The 2018 non-cash amortization expense of Femcare IIA will again be £1,595, or $2,201 if the USD/GBP average FX rate is 1.38.

Liabilities.
The $6,288 accrued REPAT tax liability resulting from the U.S. "Tax Cuts and Jobs Act" (the Tax Act), which was enacted in December 2017, is included in 2017 end liabilities. This liability was not present in the 2016 end balance sheet. The Federal payment requirement is 8% of the REPAT tax liability per year for the first five years, 15% in the sixth year, 20% in the seventh year and 25% in the eighth year. Because the State of Utah typically uses Federal taxable income as a basis, the REPAT provision includes an estimated $1,065 portion payable to the State.  Consistent with Federal rules, eight percent of the total REPAT tax liability ($503) is included in UTMD's 2017 end current liabilities, with the remaining $5,785 in longer term liabilities. If the State, on a worst case basis for cash flow, decides that its entire REPAT tax levy is to be paid within one year, then the portion of the total REPAT tax liability included in 2017 end current liabilities would be $1,482 ($979 higher current liabilities and $979 lower long term liabilities). Slightly offsetting the REPAT tax liabilities was a $230 reduction in UTMD's U.S. deferred tax liability due to the Tax Act's enactment of a lower future income tax rate.

  In addition to the liability changes associated with the Tax Act, UTMD decided to delay the payment of its 4Q 2017 cash stockholder dividend from late December 2017 to early January 2018, which added another $1,005 to 2017 ending accrued liabilities that was not present in the year-end 2016 balance sheet.

  As a result of the above, using the Federal REPAT tax timing of payment rules, year-end 2017 current liabilities were $2,258 higher than at the end of 2016. Total liabilities were $7,676 higher at the end of 2017 compared to the end of 2016. The resulting 2017 year-end total debt ratio was 16% compared to 10% at the end of 2016.

  The year-end DTL balance created as a result of the fifteen year deferred tax consequence of the amortization of Femcare's IIA was $3,102, down from $3,209 at the end of 2016. The smaller decline in this DTL, despite $2,055 in 2017 amortization of IIA, was due to a 10% weaker USD compared to the GBP at the end of 2017 compared to the end of 2016.   In addition to liabilities stated on the balance sheet, UTMD has operating lease and purchase obligations described in Note 7 to the financial statements.

Results of Operations.
a) Revenues.
Under accounting standards applicable for 2017, the Company believed that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment, or completion of services performed under contract.  Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to acceptance and completion of an order.  Revenue from product or service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectibility is reasonably assured.  Over 99% of UTMD's revenue is recognized at the time UTMD ships a physical medical device to a customer, where the selling price for the item shipped was agreed prior to UTMD's acceptance and completion of the customer order. There are no post-shipment obligations which have been or are expected to be material to financial results.

There are circumstances under which revenue may be recognized when product is not shipped, which have met the criteria of SAB 104:  the Company provides engineering services, for example, design and production of manufacturing tooling that may be used in subsequent UTMD manufacturing of custom components for other companies.  This revenue is recognized when UTMD's service has been completed according to a fixed contractual agreement.

   Beginning on January 1, 2018, the Company adopted ASU 2014-09, the new revenue recognition accounting standard.  Management completed an extensive assessment and implementation of the standard, including UTMD's various contracts with customers and associated performance obligations and the Company's conclusions regarding its revenue recognition practices and procedures. Other items like commissions and rights of return were also evaluated by the Company. Management is confident that the Company has properly evaluated the standard's requirements and has arrived at appropriate conclusions in recognizing revenue in accordance with the new standard.  Those practices and procedures the Company will use to recognize revenue under the new standard are not significantly different than the methods used previously since UTMD has traditionally recognized revenue upon shipping a physical product to a customer, which is also when the Company has met its performance obligations under contracts it has with its customers that represent over 99% of its revenue. While the Company's revenue not associated with shipping a physical product is immaterial, management believes the Company's practices in recognizing that revenue is also in accordance with ASU 2014-09.

Terms of sale are established in advance of UTMD's acceptance of customer orders.  In the U.S., Ireland, UK and Australia prior to 2017, UTMD generally accepted orders directly from and shipped directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD's Standard Terms and Conditions (T&C) of Sale. The same was true in 2017 with the addition of direct shipments to end user facilities in Canada and France. About 14% of UTMD's domestic end user sales, excluding Femcare's Filshie Clip System sales to its exclusive U.S. distributor, CooperSurgical Inc. (CSI), go through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD's T&C of Sale to end user facilities are substantially the same in the U.S., Canada, Ireland, UK, France and Australia.

UTMD may have separate discounted pricing agreements with a specific clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made.  For existing customers, past actual shipment volumes typically determine the fixed price by part number for the next agreement period of one year. For new customers, the customer's best estimate of volume is usually accepted by UTMD for determining the ensuing fixed prices for the agreement period. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD's disclosure above that the selling price is fixed prior to the acceptance of a specific customer order.

UTMD's global consolidated trade sales are comprised of domestic and outside the U.S. (OUS) sales. Domestic sales include 1) direct domestic sales, sales of finished devices to end-user facilities and med/surg distributors in the U.S.; 2) domestic OEM sales, sales of components or finished products, which may not be medical devices, to other companies for inclusion in their products; and 3) sales of the Filshie Clip System by Femcare UK to CSI.  OUS sales are export sales from UTMD in the U.S. to customers outside the U.S. invoiced in USD, and all sales from UTMD subsidiaries in Ireland, Canada, Australia and the UK (other than Femcare UK sales to CSI) which may be invoiced in EUR, GBP, CAD, AUD or USD.  The term "trade" means sales to customers which are not part of UTMD.  Each UTMD entity except Femcare Australia and Femcare Canada also had 2017 intercompany sales of components and/or finished devices to other UTMD entities.

Global consolidated trade sales in 2017 were $41,414 compared to $39,298 in 2016 and $40,157 in 2015.  The primary contributors to the $2,117 (+5.4%) increase were 1) direct sales to end-user facilities in Canada and France, which were $1,850 higher than 2016 sales to UTMD's distributors in Canada and France, and 2) $832 (+28%) higher Filshie Clip System domestic sales to CSI;  offset by 3) a loss of $516 in sales of BPM kits to an OEM distributor in Germany. In contrast to 2016 compared to 2015 when the negative impact of FX rates on sales lowered sales by $600, the negative $68 impact in 2017 was minimal.

Domestic Sales.
Total domestic U.S. sales were up $798 (+4%) in 2017, at $20,286 compared to $19,488 in 2016. Domestic sales in 2017 were 49% of total consolidated sales compared to 50% in 2016.  The primary contributors to the 2017 higher domestic sales were $832 (+28%) higher sales to CSI, Femcare's US distributor of the Filshie Clip System, and $188 (+6%) higher sales of components and finished devices used in other companies' products (OEM customers).  Direct sales of UTMD finished devices to domestic end-users were $223 (2%) lower.

In 2017, CSI for the first time purchased $476 in Sterishot single-use Filshie Clip applicator kits, approved by the U.S. FDA in December 2016. The Sterishot applicators have been widely accepted outside the U.S. since 2009 as a result of the obvious lower risk of infection that is inherent with reused surgical instruments in laparoscopic procedures, and the elimination of the need for recalibration and repair of delicate instruments. Conversion to single use applicators has an expansive impact on sales.

Domestic OEM sales in 2017 represented 8% of total sales compared to 7% in 2016.  UTMD sold components and finished devices to 148 different U.S. companies in 2017 compared to 139 companies in 2016, for use in their product offerings.  From a financial perspective, OEM sales help dilute manufacturing overhead and improve UTMD's GPM from better utilization of existing capabilities.

Direct (non-CSI) domestic sales of UTMD finished devices to U.S. end user facilities were $13,401 (32% of total sales) compared to $13,624 (35% of total sales) in 2016.  By product category, domestic direct sales of neonatal products were $4,049 (0% higher), labor & delivery (L&D) products $3,761 (3% lower), BPM products $934 (7% higher) and gynecology/urology products excluding the Filshie Clip System $4,657 (4% lower).

OUS Sales
  Total OUS sales were up $1,319 (+7%) in 2017, at $21,129 compared to $19,809 in 2016.  Sixty-four percent of (USD denominated) 2017 OUS sales were invoiced in foreign currencies compared to 58% in 2016.

UTMD's FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 2017 compared to 2016 FX rates were:

	2017	2016	Change
GBP	1.290	1.360	( 5.1%)
EUR	1.133	1.105	+2.5%
AUD	0.767	0.745	+2.8%
Sales Weighted Average			( 0.6%)

CAD	0.769	n/a

  Because a significant portion of UTMD's sales are invoiced in foreign currencies, changes in FX rates can potentially have a material effect on period-to-period USD-denominated sales.  In contrast to the previous three years when the USD consistently and significantly strengthened relative to other currencies, the combined net impact of FX changes in the full year of 2017 was minimal.  Because of the BREXIT referendum in mid-2016, UTMD's first half (1H) 2017 sales were $282 lower than they would have been with the 1H 2016 GBP FX rate. After 4Q 2016, the GBP FX rate stabilized and gradually strengthened relative to the USD so that the negative GBP FX effect on sales in 2017 as a whole was only ($232). In contrast, the EUR and the AUD strengthened in 2017 compared to 2016, almost offsetting the negative GBP FX rate impact on sales. As a result, UTMD's total consolidated revenues for the year would have been up only another $68 with combined constant currency (same FX rates in 2017 as in 2016). Since there were no CAD sales in 2016, the CAD FX rate change had no impact on the sales comparison between 2017 and 2016.

  As a portion of total sales, 33% of UTMD's USD-equivalent 2017 sales were invoiced in foreign currencies compared to 29% in 2016.  The increase was due to the addition of CAD sales for sales direct to end user facilities in Canada from UTMD's newly established distribution subsidiary, Utah Medical Products Canada, Inc. (dba Femcare Canada).  Sales of the Filshie Clip System to Femcare's third party Canada distributor in 2016 were invoiced in EUR if manufactured and shipped by UTMD's Ireland subsidiary, or in GBP if shipped from UTMD's UK subsidiary. In 2017, the GBP, EUR, AUD and CAD converted sales represented 10%, 10%, 6% and 7% of total 2017 USD sales, respectively.  This compares to 12% GBP, 11% EUR and 6% AUD of total 2016 USD sales. There were no CAD sales in 2016.

  USD-denominated trade (excludes intercompany) sales of devices to OUS customers by UTMD's Ireland facility (UTMD Ltd) were $1,712 (25%) lower in 2017 compared to 2016 because 1) $1,390 in 2016 trade sales to UTMD distributors in Canada and France were converted to intercompany sales in 2017 (zero trade sales), and 2) BPM kit sales to UTMD's Germany OEM distributor, which were $516 in 2016, were discontinued in 2017 (zero trade sales).  In EUR terms, UTMD Ltd 2017 sales including intercompany shipments were 15% lower for the year.

USD-denominated 2017 trade sales of devices to domestic UK, domestic France and international distributor customers of Femcare-Nikomed, Ltd (UK subsidiary), excluding intercompany sales, were $1,249 (+16%) higher compared to 2016, due to 1) the fact that 2017 direct trade sales in France exceeded sales to the France and Canada distributors in 2016 by $828, and 2) sales to CSI, Femcare's exclusive U.S. distributor of the Filshie Clip System, were $832 higher than in 2016.  Sales to CSI were in USD currency, but UK subsidiary foreign currency sales were $157 lower compared to 2016 as a result of negative FX rates. In GBP terms, UK subsidiary 2017 sales including intercompany shipments were 24% higher for the year.

USD-denominated sales of devices to end-users in Australia by Femcare's Australia distribution subsidiary (Femcare Australia) were 4% lower in 2017 compared to 2016.  AUD sales in 2017 were about 7% lower than in 2016.

Sales to distributors in Canada and France in 2016 included a $500 distributor marketing rights payment which was absent in 2017. Also, 2017 direct sales in Canada and France were reduced by a $25 repurchase of distributor inventory.

Looking forward, based on the end of 2017 FX rates, 2018 foreign currency sales on the whole should benefit in USD terms for the first time in several years because of a relative USD weakness compared at least to the first three quarters of 2017.

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

Global revenues by product category:

	2017	%	2016	%	2015	%
Obstetrics	$4,499	11	$4,532	12	$4,587	11
Gynecology/ Electrosurgery/ Urology	23,175	56	20,683	53	22,356	56
Neonatal	6,154	15	6,007	15	6,299	16
Blood Pressure Monitoring and Accessories*	7,586	18	8,076	20	6,915	17
Total:	$41,414	100	$39,298	100	$40,157	100

OUS revenues by product category:

	2017	%	2016	%	2015	%
Obstetrics	$732	3	$658	3	$670	3
Gynecology/ Electrosurgery/ Urology	14,759	70	12,851	65	13,534	68
Neonatal	2,105	10	1,965	10	1,936	10
Blood Pressure Monitoring and Accessories*	3,533	17	4,335	22	3,653	19
Total:	$21,129	100	$19,809	100	$19,793	100

*includes molded components and finished medical and non-medical devices sold to OEM customers.

As a summary description of revenues in the above tables:
1.	Obstetrics. Increases in sales of newer devices helped offset declines from competition with older devices.

2.
The gynecology/ electrosurgery/ urology (ES/Gyn) product category includes the Filshie Clip System, which substantially benefited from direct end user sales in Canada and France, and higher sales to CSI in the U.S.

3.	Neonatal intensive care unit (NICU) device sales are experiencing consistent growth OUS.

4.
Global blood pressure monitoring and accessories (BPM) sales suffered a loss of $516 in sales of BPM kits to an OEM distributor in Germany, as predicted at the beginning of 2017.  In addition, U.S. export sales to South America BPM distributors had a weak year.

In calendar year 2018, for varying reasons, UTMD expects overall revenues about the same as in 2017.  Lower sales to CSI will offset continued good growth in Filshie Clip System sales OUS, if CSI's beginning of year forecast becomes reality. An average weaker USD should help improve foreign currency sales. UTMD's China distributor of BPM kits has placed an annual order $0.8 million lower than in 2017.  Neonatal ICU sales OUS are expected to achieve double-digit growth. Domestic direct sales of niche devices should remain about the same, while domestic OEM sales are expected to grow faster than in 2017.

b)  Gross Profit (GP).  UTMD's 2017 consolidated GP, the surplus after subtracting costs of manufacturing, which includes purchasing raw materials, forming components, assembling, inspecting, testing, packaging, sterilizing and shipping products, from net revenues, was $26,395 (63.7% of sales) compared to $23,690 (60.3% of sales) in 2016, and $24,185 (60.2% of sales) in 2015.  The significant expansion in UTMD's 2017 average GPM was primarily the result of converting wholesale third party distributor sales into direct end user sales in Canada and France.  There was an additional favorable mix change in that low margin BPM product sales to an international OEM, which represented 3% of total OUS  sales in 2016, were replaced by higher margin other product sales.  In Utah, manufacturing was simply able to get more done with fewer people, aided by another favorable experience year for Utah's self-insured health benefit plan.  The Company also helped control raw materials (RM) costs by investing in increased RM inventory.

Because UTMD's medical devices are differentiated and not subject to GPO agreements or other significant commodity pricing pressures, the Company was generally able to avoid selling price reductions.

UTMD's Ireland subsidiary's (UTMD Ltd's) GP was EUR 3,234 in 2017 compared to EUR 3,988 in 2016 and EUR 3,312 in 2015.  The associated GPMs were 47.5% in 2017, 49.5% in 2016 and 48.5% in 2015.  The lower GP in 2017 was due to the conversion of 2016 trade sales to distributors in Canada and France into intercompany sales in 2017, and to the lower absorption of overhead as a result of loss of substantial BPM sales to a Germany OEM customer.

Femcare UK GP was GBP 5,317 in 2017 compared to GBP 4,138 in 2016, and GBP 4,607 in 2015. The increase in 2017 was due to higher sales of Filshie Clip System sales to CSI in the U.S. and the conversion to selling direct to end users in France. The GPM improved to 71.7% in 2017 compared to 69.4% in 2016 and 68.8% in 2015.

Femcare Australia and Femcare Canada are purely distribution operations for UTMD finished devices in their respective countries.  Australia GP was AUD 1,846 in 2017 compared to AUD 2,049 in 2016 and AUD 1,971 in 2015.  The respective Femcare Australia GPMs were 62.7% in 2017, 65.1% in 2016 and 58.4% in 2015.  Canada GP was CAD 2,300 (60.2% of sales) in 2017.

In the U.S., GP was $12,497 in 2017 compared to $12,547 in 2016 and $12,222 in 2015. GPMs were 55.0% in 2017, 54.3% in 2016 and 54.2% in 2015.  The consistent U.S. GPs are largely a function of UTMD's experienced manufacturing personnel. The 2017 GPM improved somewhat from improved production planning and lower overhead expenses.

A summation of the above 2017 GP of each subsidiary will not yield consolidated total GP because of elimination of profit in inventory of intercompany goods.  With the same level of projected sales, UTMD does not expect to be able to maintain the same GPM in 2018 as in 2017. OUS manufacturing overhead costs will be higher in USD terms as a result of a weaker USD.  U.S. manufacturing overhead costs will be higher due to an employee cost of living adjustment in mid-2017, and an already apparent vendor price increase trend.

   c) Operating Income (OI).  OI results from subtracting OE from GP.  OI in 2017 was $19,011 (45.9% of sales) compared to $16,187 in 2016 (41.2% of sales), and $15,651 (39.0% of sales) in 2015.  The substantial improvement in 2017 OIM was due to 5% higher sales combined with an expanded GPM and 2% lower consolidated OE.  The UTMD Ltd OIM in 2017 was 42.7% compared to 45.9% in 2016, and 44.5% in 2015.  Femcare UK's 2017 OIM was 40.1% compared to 30.3% in 2016, and 32.5% in 2015. Femcare AUS's 2017 OIM was 50.0% compared to 54.3% in 2016, and 46.5% in 2015.  Femcare Canada's 2017 OIM was 51.5%. UTMD U.S. OIM in 2017 was 39.8% compared to 38.1% in 2016, and 35.4% in 2015.

OE include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses. Consolidated OE were $7,385 (17.8% of sales) in 2017 compared to $7,503 (19.1% of sales) in 2016, and $8,534 (21.3% of sales) in 2015. The following table provides a comparison of OE categories for the last three years.

			2017	2016	2015
S&M expenses excluding the MDET			$1,544	$1,673	$1,881
S&M expense – U.S. MDET			-	-	283
R&D expenses			447	475	522
G&A expenses:
a	)	litigation expense provision	29	54	40
b	)	corporate legal	32	15	70
c	)	stock option compensation	129	92	87
d	)	management bonus accrual	430	445	465
e	)	outside accounting audit/tax	196	199	191
f	)	intangible asset amortization	2,113	2,223	2,528
g	)	property & liability insurance premiums	155	178	231
h	)	all other G&A expenses	2,309	2,149	2,236
G&A expenses – total			5,393	5,355	5,848
Total Consolidated OE:			$7,385	$7,503	$8,534
		Consolidated OE % of sales:	17.8%	19.1%	21.3%

Description of OE Categories
i) S&M expenses:  S&M expenses are the costs of communicating UTMD's differences and product advantages, providing training and other customer service in support of the use of UTMD's solutions, attending clinical meetings and medical trade shows, administering customer agreements, advertising, processing orders, shipping, paying commissions to outside independent representatives and, if applicable, paying the MDET in the U.S. In markets where UTMD sells directly to end-users, which in 2017 included the U.S., Ireland, UK, Australia, France and Canada, the largest components of S&M expenses were the cost of employing direct sales representatives, including associated costs of travel, subsistence and communications and the cost of customer service required to timely process orders.  The theoretical trade-off between higher gross profit margins for selling directly at end user prices is higher S&M expenses as a percent of sales. However, the S&M expenses associated with direct France sales were effectively absorbed by the UK subsidiary without increasing S&M resources. The S&M expenses associated with UTMD's new Canada subsidiary, Femcare Canada, in its first year were substantially absorbed by existing S&M resources in the U.S.

S&M expenses include all customer support costs including training. In general, training is not required for UTMD's products since they are well-established and have been clinically widely used. Written "Instructions For Use" are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does provide hospital in-service and clinical training as required and reasonably requested.

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

The MDET, a component of the Patient Protection and Affordable Care Act, (known commonly as Obamacare) was effective between 2013 and 2015. In December 2015, U.S. legislators suspended the MDET for 2016 and 2017, and in January 2018, further suspended it for 2018 and 2019. The excise tax was 2.3% of domestic sales of medical devices listed with the FDA. Medical devices designed for human use were taxed, whether or not they were sold for human use, e.g. veterinarian uses or laboratory use were also taxed.  The impact of the tax was felt beyond 2.3%, as costs associated with administering, tracking, collecting and paying the tax were significant.

S&M expenses in 2017 were $1,544 (3.7% of 2017 sales) compared to $1,673 (4.3% of sales) in 2016, and $2,164 (5.4% of sales) in 2015. Lower USD S&M expenses were due in part to the weaker GBP and in part to UTMD not hiring some replacements for sales reps in the U.S. that it had previously planned. S&M OE excluding the MDET were 4.7% of sales in 2015. With the planned addition of S&M resources in 2018 and a weaker USD, S&M expenses as a percentage of total revenues are expected to increase.

ii) R&D expenses:  R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing any necessary premarketing clinical trials, regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. R&D expenses were $447 (1.1% of sales) in 2017 compared to $475 (1.2% of sales) in 2016, and $522 (1.3% of sales) in 2015. Although no new UTMD devices were launched in 2017, R&D played a significant and continuing role in manufacturing process improvements that became evident in improved 2017 GPMs, in addition to continuing work on new product projects. UTMD does not pre-announce new devices that are being developed. R&D expenses in 2018 are expected to be higher than in 2017.

iii)  G&A expenses:  G&A expenses include the "front office" functional costs of executive management and outside directors, finance and accounting, corporate information systems, human resources, stockholder relations, corporate risk management, corporate governance, protection of intellectual property, amortization of identifiable intangibles and legal costs.  G&A expenses in 2017 were $5,393 (13.0% of sales) compared to $5,355 (13.6% of sales) in 2016, and $5,848 (14.6% of sales) in 2015.  The table above helps clarify several specific categories of G&A expenses. G&A expenses in Canada's first year of operation were $160 higher than in 2016 during set-up. Amortization of the 2011 acquired Femcare IIA is part of G&A expenses. Although the IIA amortization expense in 2017 was only £4 lower than in 2016, because of the weaker GBP after the BREXIT referendum, the 2017 USD IIA amortization expense was $112 lower than in 2016.  The resulting G&A noncash amortization expense of Femcare IIA was 5.0% of total sales in 2017 compared to 5.5% of sales in 2016. The Femcare IIA amortization expense will continue until March 2026 (or until the value of any remaining IIA becomes impaired).

In summary, in 2018 not including unforeseen litigation expenses or possible acquisition costs, UTMD expects OE to be higher than in 2017 due to 1) a weaker USD relative to all foreign currencies, rendering same level foreign subsidiary expenses higher in USD terms, 2) the addition of S&M resources and 3) higher R&D expenses.

d)  Non-operating Income (NOI), Non-operating Expense (NOE) and EBT.  NOI includes royalties from licensing UTMD's technology, rent from leasing underutilized property to others, income earned from investing the Company's excess cash and gains or losses from the sale of assets or remeasurement of foreign currency bank account balances into USD, offset by NOE which includes interest on bank loans, bank service fees and excise taxes. The period-to-period remeasured value of EUR cash balances held in the UK and GBP balances held in Ireland generates a gain or loss which is booked at reporting period end as NOI or NOE.

Net NOI (combination of NOE and NOI) was $71 in 2017 compared to Net NOI of $235 in 2016, and Net NOE of $105 in 2015. The primary cause of the $164 lower NOI in 2017 compared to 2016 was a £95 lower gain in the remeasured value of EUR cash held in the UK, and $28 lower licensing royalties in the UK.  A description of NOE and NOI components follows:
1)  Interest Expense.  There was no interest expense in 2017 or 2016.  In 2015, $65 in interest expense was incurred on the remaining balances of loans needed to help acquire Femcare in 2011. Absent an acquisition or large repurchase of shares that requires new borrowing, UTMD does not expect any interest expense in 2018.
2)  Investment of excess cash.  Consolidated investment income (including gains and losses on sales of investments) was $17 in 2017 compared to $12 in 2016, and $5 in 2015.  Cash is generally currently held in non-interest bearing bank accounts because avoiding the bank operating fees which would result from lower balances offsets the interest that can be earned at current interest rates. UTMD estimates investment income will again be nominal in 2018.
3)  Royalties.  Femcare receives a royalty from licensing the use of the Filshie Clip System intangibles to CSI as part of its U.S. exclusive distribution agreement. Royalties in 2017 were $86 compared to $91 in 2016 and $93 in 2015.  UTMD expects to receive about $86 in CSI royalties in 2018.  Presently, there are no arrangements under which UTMD is receiving royalties from other parties.
4)  Gains/ losses from remeasured currency in bank accounts.  As noted above, UTMD recognized 2017 NOI of $4 and 2016 NOI of $129 from gains on remeasured foreign currency bank balances, compared to NOE of $141 in 2015 from losses on remeasured foreign currency bank balances. EUR and AUD currency cash balances in the UK, and GBP currency cash bank balances in Ireland, are subject to remeasured currency translation gains/ losses as a result of period to period changes in FX rates.  Because of UTMD's subsidiaries' profitability, the subsidiaries may continue to accumulate cash until uses of cash that increase stockholder value are identified.  The one-time REPAT tax implemented by the U.S. Congress in late 2017 imposed a 15.5% tax on all of UTMD's cash held OUS. Year-end 2017 foreign currency cash balances were valued at the following FX rates: 1.2021 USD/EUR; 0.7988 USD/CAD, 0.7815 USD/AUD and 1.3523 USD/GBP.  No remeasured currency gains or losses are included in UTMD's projections for 2018.
5)  Other NOI.  Income received from renting unused warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees, miscellaneous non-operating expenses and non-MDET excise taxes resulted in a net NOE of $36 in 2017 compared to NOI of $3 in both 2016 and 2015. UTMD estimates Other NOI will be nominal in 2018.

Income before Taxes (EBT) results from adding net NOI or subtracting net NOE from OI. Consolidated EBT was $19,082 (46.1% of sales) in 2017 compared to $16,422 (41.8% of sales) in 2016, and $15,545 (38.7% of sales) in 2015.  The EBT of UTMD Ltd. (Ireland) was €2,779 (40.8% of sales) in 2017, €3,489 (43.3% of sales) in 2016, and €2,890 (42.2% of sales) in 2015.  Femcare UK's 2017 EBT was £3,155 (42.5% of sales) compared to £2,141 (35.9% of sales) in 2016, and £2,243 (33.5% of sales) in 2015. Femcare AUS's 2017 EBT was AUD 1,473 (50.0% of sales) compared to AUD 1,713 (54.4% of sales) in 2016, and AUD 1,580 (46.8% of sales) in 2015. Femcare Canada's 2017 EBT was CAD 1,906 (49.9% of sales).

As a side note for clarity of results, UTMD's 2017, 2016 and 2015 EBT, as well as all other income statement measures above the EBT line in the Income Statements, were unaffected by the 2017 accrual of the U.S. REPAT tax and the reduction in the DTL from the Tax Act enacted in late 2017, and the reduction in the DTL and income tax provision triggered as a result of changes in UK corporate income tax rates enacted in 2016 and 2015.  Therefore, the year to year comparisons of GP, OI and EBT are good indicators of UTMD's operating performance.

Looking forward, UTMD's consistently high level of EBT will help maximize the benefit to stockholders of the lower U.S. corporate income tax rates recently enacted.

e)  Net Income (NI), EPS and ROE.  NI is EBT minus income taxes, often called the "bottom line". There were tax law changes enacted in the U.S. in 2017, and in the UK in both 2016 and 2015 which affected the income tax provisions in those periods. The lowering of a future income tax rate results in a reduction in DTL. According to US GAAP, the total effect of tax rate changes on DTL balances is recorded as a component of the income tax provision related to continuing operations in the period in which the law is enacted.  The DTL adjustments which lowered the applicable year's consolidated income tax provision were $230 in 2017, $123 in 2016 and $351 in 2015.

   In addition, the U.S. "Tax Cuts and Jobs Act" enacted in December 2017 included a special levy on the cumulative income (E&P) of UTMD's foreign subsidiaries. Foreign cash balances of $29 million were taxed at a 15.5% rate, and the remaining E&P at an 8% rate for accrued Federal income tax purposes. Representatives of the State of Utah have indicated that the State will likely follow the Federal government and also levy a REPAT tax on half the E&P at the State of Utah corporate income tax rate of 5%.  UTMD's end of 2017 tax provision was increased by $6,288 to incorporate the total REPAT tax according to US GAAP, reducing 2017 NI and EPS accordingly.

  Because of the one-time REPAT tax in 2017 and DTL adjustments in each year, calculating and comparing period-to-period income tax provisions as a percentage of EBT does not provide meaningful information to stockholders, in UTMD's opinion. Therefore, NI and EPS are presented both according to US GAAP and also prior to recognition of the REPAT tax and DTL adjustments.

US GAAP:
	2017	2016	2015
NI	$8,505	$12,128	$11,843
NIM	20.5%	30.9%	29.5%
EPS	$2.276	$3.220	$3.140

Non-GAAP (prior to tax law changes):

	2017	2016	2015
NI	$14,562	$12,004	$11,493
NIM	35.2%	30.5%	28.6%
EPS	$3.897	$3.188	$3.047

Note:  The tax provision adjustments only affected UTMD's income tax provision, NI and EPS, not consolidated revenues (sales), GP, OI or EBT.

   Ignoring the 2017 REPAT accrued tax provision of $6,288 and 2015 – 2017 DTL adjustments, the (non-US GAAP) consolidated combined income tax provision rate for 2017 was 23.7% of EBT compared to 26.9% in 2016, and 26.1% in 2015. The US GAAP consolidated income tax provision rate for 2017 was 55.4% of EBT compared to 26.1% in 2016, and 23.8% in 2015. The non-US GAAP difference in rates was due primarily to the tax deduction allowed in the UK and Ireland on the remeasured value of their USD cash balances, as well as the mix of income generated and actual tax provisions in sovereignties with varying tax rates. Both UK and Ireland subsidiaries experienced native currency losses on the value of their large USD cash balances in 2017. These currency translation losses are tax deductions in the applicable foreign jurisdiction, but do not affect UTMD's EBT (USD are USD).  But the actual tax (lower) provisions of the OUS subsidiaries do become part of UTMD's consolidated income tax provision.

  In general, year to year fluctuations in the combined tax rate will result from variation in EBT contribution from subsidiaries in jurisdictions with different corporate income tax rates. The UK had an income tax rate of 20% in 1Q 2017 and a rate of 19% thereafter, compared to a rate of 20% in 2016 and a rate of 21% in 1Q 2015 and a rate of 20% thereafter.  The UK also allows a tax deduction for sales of UK patented products which varies from year-to-year based on somewhat complicated rules which are sorted out for UTMD by independent tax accountants. The current UK income tax rate of 19% is scheduled to decline to 17% beginning April 1, 2020. The income tax rate for AUS has been and is planned to remain at 30%.  The income tax rate for Canada was and is expected to remain at 25%. Profits of the Ireland subsidiary are taxed at a 12.5% rate on exported manufactured products, and a 25% rate on rental and other types of income including income from sales of medical devices in Ireland domestically.

Further Comments on the U.S. Corporate Tax Rate.
For the benefit of stockholders, UTMD believes that further discussion of its current understanding of the impact of tax law changes resulting from the 2017 Act might be helpful.

UTMD's effective Federal tax rate in the U.S. after allowable deductions was typically about 29.4% prior to the new tax law. The State of Utah adds a 5% income tax using the Federal taxable income as a basis. The predominant reason that UTMD's prior effective Federal rate was not 34% was a "manufacturing profit deduction" (MPD) which equated to about 8.1% of UTMD's U.S. EBT. There were other factors such as the R&D tax credit and accelerated depreciation for tax purposes which helped reduce UTMD's effective income tax rates, and these other benefits will continue under the Tax Act. The MPD, however, has been discontinued under the Tax Act while the U.S. corporate tax rate has been reduced from 34% to 21%.

As the State of Utah uses Federal taxable income as a taxable base, the State will receive a "windfall" tax increase going forward, because UTMD's EBT upon which the 5% rate is applied will be 8.8% higher due to the loss of the MPD.  There is no present indication that the State of Utah will lower its corporate income tax rate, although they should follow the Tax Act in that regard, in UTMD's opinion, if they are going to also tax UTMD's cumulative foreign subsidiary E&P.

As a rough guideline to help stockholders estimate the effect of the new tax law looking forward, UTMD's effective income tax rate for U.S. EBT should be about 7.9 percentage points lower than in the past. UTMD's 2017 U.S. EBT was about 48% of total EBT (including the EBT of all OUS subsidiaries). Using 2017 EBT as a basis, UTMD's consolidated tax provision would be about 3.8 percentage points lower, equating to about $720 higher NI and $0.20 higher EPS.

In other words, in exchange for $720 per year higher net income, UTMD stockholders incurred $786 per year loss if you spread the REPAT tax evenly over eight years. From an income statement point of view, the impact of the REPAT tax has already been incurred in 2017 GAAP results, and the impact of the lower tax rate will increase future NI and EPS results, and, of course, UTMD intends to continue its consistent growth in EBT.

   The Company believes that investors benefit from referring to the non-GAAP financial measures above in assessing UTMD's performance. The non-GAAP financial measures also facilitate management's internal comparisons for purposes of planning future performance. The non-GAAP financial measures disclosed by UTMD should not be considered a substitute for or superior to financial measures calculated in accordance with GAAP, and the financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated.

EPS are NI divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e., have exercise prices below the applicable period's weighted average market value).  As noted above, diluted EPS were $2.276 in 2017 ($3.897 prior to the REPAT tax and DTL adjustment), $3.220 ($3.188 prior to the DTL adjustment) in 2016, and $3.140 ($3.047 prior to the DTL adjustment) in 2015.    The 2017 non-GAAP results exceeded management's expectations for the year.

The 2017-ending weighted average number of diluted common shares (the number used to calculate diluted EPS) was 3,737 (in thousands), compared to 3,766 shares in 2016 and 3,772 shares in 2015.  EPS in 2017 benefited from UTMD's November 2016 repurchase of 50,000 shares from an institutional investor. Dilution for "in the money" unexercised options for the year 2017 was 19 shares, compared to 15 shares in 2016 and 20 in 2015.  Actual outstanding common shares as of December 31, 2017 were 3,721.

In summary, after an outstanding year of growth in 2017, UTMD management expects flatter revenues in 2018, with OI challenged by broadly higher costs. Helped by a lower combined income tax rate, UTMD management is targeting 2018 EPS between $3.80 and $3.90. UTMD's calendar year 2018 operating plan for conservative reasons excludes additional share repurchases, acquisitions and potential sales growth from unannounced new products.

Return on stockholders' equity (ROE) is the portion of NI retained by UTMD (after payment of dividends) to internally finance its growth, divided by the average accumulated stockholders' equity (ASE) during the applicable time period. ROE includes balance sheet measures as well as income statement measures.  Maintaining a high ROE is a key management objective for UTMD in order to grow without diluting its stockholders' interest. ROE is the quotient of NI divided by ASE, but it is a function of NIM, productivity of assets and financial leverage. Although UTMD's high NIM is the primary factor that continues to drive its ROE, a repurchase of 50,000 shares for $2,850 in 4Q 2016, $3,960 in cash dividends to stockholders in 2017 and a reduction as a result of the REPAT tax, all helped lower ASE, reducing the denominator in calculating ROE.  Although REPAT tax helped the denominator by lowering ASE $3.1 million, it harmed ROE more in 2017 by also lowering the NIM numerator from 35.2% to 20.5%.  Average 2017 Stockholders' Equity was $73,683. Year-end 2017 Stockholders' Equity was $78,122. Year-end 2017 Stockholders' Equity increased $8,878 from a year earlier.

   UTMD's 2017 ROE was 6% including dividends and US GAAP NI, compared to 12% in both 2016 and 2015.  Before dividends, UTMD's 2017 ROE was 12% compared to 17% in 2016, and 18% in 2015. Using Non-GAAP NI, excluding the effect of the REPAT tax and before dividends, UTMD's 2017 ROE was 19%.

Liquidity and Capital Resources
Cash Flows.
Net cash provided by operating activities, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, totaled $16,908 in 2017, compared to $14,528 in 2016 and $13,801 in 2015.  The largest changes in 2017 compared to 2016 were all related to the REPAT tax:  the establishment of $5,785 in long-term repatriation tax payable, a decrease of $3,623 in net income, and a $2,213 benefit to cash from a $1,027 increase in accrued expenses following a $1,187 decrease in the prior year. The other significant contributor to the increase in accrued expenses was the $1,005 dividend payable at year-end 2017. A decrease in other receivables benefited cash by $895. Other changes were generally consistent with effective working capital management and sales activity.

The Company's notes payable repayment of $4,777 in 2015 was the most significant use of cash that year. The loans were paid off in early 2015, so no loan principal payments were required in 2016 or 2017. Loans of $26,934 were obtained in 2011 to help finance the acquisition of Femcare. In investing activities, during 2017 UTMD used $1,597 for capital expenditures. During 2017 UTMD fitted-out the 38,600 square foot facility in the UK it purchased in late 2016 to replace its leased facility, and moved operations into the new facility late in the year.

In 2017, UTMD received $302 and issued 8,302 shares of stock upon the exercise of employee and director stock options.  Employees and directors exercised a total of 8,638 option shares in 2017, with 336 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  Option exercises in 2017 were at an average price of $37.83 per share.  The Company received a $38 tax benefit from option exercises in 2017, which is only reflected in net income as a result of adopting a new accounting standard in 2017. UTMD did not repurchase any shares of its stock in the open market during 2017. In 2016, UTMD received $376 and issued 11,945 shares of stock upon the exercise of employee and director stock options.  Employees and directors exercised a total of 12,806 option shares in 2016, with 861 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  Option exercises in 2016 were at an average price of $33.68 per share.  The Company received a $50 tax benefit from option exercises in 2016. UTMD repurchased 50,000 shares of stock in the open market at a cost of $2,850 during 2016, an average cost of $57.00 per share.  By comparison, in 2015, UTMD received $343 and issued 15,786 shares of stock upon the exercise of employee and director stock options.  Employees and directors exercised a total of 21,800 option shares in 2015, with 6,014 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options and related taxes.  Option exercises in 2015 were at an average price of $29.36 per share.  The Company received a $114 tax benefit from option exercises in 2015. UTMD repurchased 13,000 shares of stock in the open market at a cost of $683 during 2015, an average cost of $52.54 per share.

UTMD did not borrow in any of the three years 2015-2017.  Cash dividends paid were $2,955 in 2017, compared to $3,916 in 2016 and $3,846 in 2015. The $1,005 cash dividend declared for 4Q 2017 was paid in early January 2018, a change from the dividends declared in the 4th quarters of 2016 and 2015, which were paid in late December.

Management believes that future income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans.  In an uncertain economic environment, UTMD's cash balances allow management to operate with the long-term best interest of stockholders in mind.  Planned 2018 capital expenditures for ongoing operations are expected to be less than depreciation of current PP&E.

Management plans to utilize cash not needed to support normal operations in one or a combination of the following:  1) in general, to continue to invest at opportune times in ways that will enhance future profitability; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD's existing infrastructure.  If there are no better strategic uses for UTMD's cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

Management's Outlook.
UTMD is small, but its employees are experienced and remain diligent in their work. UTMD's passion is in providing innovative clinical solutions that will help improve the effectiveness of medical procedures and reduce health risks, particularly for women and their babies.

The safety, reliability and performance of UTMD's medical devices are high and represent significant clinical benefits while providing minimum total cost of care.  UTMD will continue to leverage its reputation as a device innovator which will responsively take on challenges to work with clinicians who use its specialty devices.  In doing so, UTMD will continue to differentiate itself, especially from commodity-oriented competitors.  In 2018, UTMD plans to continue to

1)	exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;

2)	introduce additional products helpful to clinicians through internal new product development;

3)	achieve excellent overall financial operating performance;

4)	utilize positive cash generation to continue providing cash dividends to stockholders and make open market share repurchases if/when the UTMD share price seems undervalued; and

5)	be vigilant for accretive acquisition opportunities which may be increasingly brought about by difficult burdens on small, innovative companies.

The Company has a fundamental focus to do an excellent job in meeting clinicians' and patients' needs, while providing stockholders with excellent returns.  In 2017, the value of UTMD's stock increased 12%, ending the year at $81.40/ share, while $1.065 in dividends/ share were paid. Taking a longer term view, as of the end of 2017 from the end of 1998, UTMD's share price increased 1,140%, representing a 14% annually compounded share price increase over the nineteen year time span. If additional returns to stockholders from cash dividends are added, stockholder value increased 1,343% over the nineteen year time span, representing 15% annually compounded growth in value. In comparison, the NASDAQ Composite Index was up 215%, the S&P 500 Index was up 118% and the DJIA was up 169%.

   Combining share price appreciation as a result of a long term profitable financial performance and a capital allocation strategy that includes opportunistic share repurchases with steadily growing quarterly cash dividends paid to stockholders since 2004, longer term UTMD stockholders have experienced excellent returns. Management is committed to continue that performance.

Off Balance Sheet Arrangements
None

Contractual Obligations
The following is a summary of UTMD's significant contractual obligations and commitments as of December 31, 2017:

Contractual Obligations and Commitments	Total	2018	2019- 2020	2021-2022	2023 and thereafter

Long-term debt obligations	$-	$-	$-	$-	$-
Operating lease obligations	661	83	90	90	398
Purchase obligations	1,530	1,476	54	-	-
Total	$2,191	$1,559	$144	$90	$398

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

ITEM 7A ‑ QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), and in England denominated in the British Pound (GBP). UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP, the Australian Dollar (AUD) and the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8319, .9474 and .9203 EUR per USD as of December 31, 2017, 2016 and 2015, respectively.  Exchange rates were .7395, .8105 and .6774 GBP per USD as of December 31, 2017, 2016 and 2015, respectively. Exchange rates were 1.2796, 1.3829 and 1.3710 AUD per USD on December 31, 2017, 2016 and 2015, respectively. Exchange rates were 1.2519 and 1.3425 CAD per USD on December 31, 2017 and 2016, respectively. Please see note 1 in Item, 8, below under "Translation of Foreign Currencies" for more information.  UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, or by converting currencies as transactions occur.

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
The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).
Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.
The Company's independent registered public accounting firm, Jones Simkins LLC, has audited the Company's internal control over financial reporting as of December 31, 2017, and its report is shown on the next page.
Nortons Assurance Limited audited the internal control over financial reporting of Femcare Group Limited as of December 31, 2017, and its report follows the report of Jones Simkins LLC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:	/s/ Paul O. Richins
Paul O. Richins
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
 of Utah Medical Products, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017. We also have audited Utah Medical Products, Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Utah Medical Products, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, based on our audit and the report of the other auditors, Utah Medical Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (1992)  issued by COSO.
Basis for Opinion
Utah Medical Products, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on Utah Medical Products, Inc.'s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Utah Medical Products, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We did not audit portions of the consolidated financial statements and we did not examine the effectiveness of internal control over financial reporting for portions of Femcare Group Limited, a wholly owned subsidiary. The portions not audited by us include assets of $26,564,000, and $19,412,000 as of December 31, 2017 and 2016, respectively, and total revenues of $11,371,000, $10,214,000, and $12,548,000, respectively for each of the years in the three-year period ended December 31, 2017. Those portions of the consolidated financial statements and the effectiveness of internal control over financial reporting were audited by other auditors whose reports have been furnished to us, and our opinions, insofar as they relate to the amounts included for Femcare Group Limited and the effectiveness of Femcare Group Limited's internal control over financial reporting, is based solely on the reports of the other auditors.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Jones Simkins LLC

JONES SIMKINS LLC
We have served as Utah Medical Products, Inc.'s auditor since 2003.
Logan, Utah
March 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
 of Utah Medical Products, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated balance sheets of Femcare Group Limited (the Company), including its subsidiaries, as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017. We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (1992)  issued by COSO.
Basis for Opinion
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Nortons Assurance Limited

NORTONS ASSURANCE LIMITED
We have served as the Company's auditor since 2011.
Reading, United Kingdom
March 5, 2018

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2017 and 2016
(In thousands)

ASSETS	2017	2016
Current assets:
Cash	$39,875	$26,296
Investments, available-for-sale (notes 3 and 4)	80	64
Accounts and other receivables, net (note 2)	3,623	3,211
Inventories (note 2)	5,244	4,542
Prepaid expenses and other current assets	366	361
Total current assets	49,188	34,474
Property and equipment, net (notes 5 and 11)	11,621	9,966
Goodwill	14,092	13,487
Other intangible assets (note 2)	34,805	31,947
Other intangible assets - accumulated amortization	(16,961)	(13,683)
Other intangible assets - net (note 2)	17,844	18,264
Total assets	$92,745	$76,191

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$934	$906
Accrued expenses (note 2)	4,346	2,116
Total current liabilities	5,280	3,022
Long Term income tax payable (note 8)	5,785	-
Deferred tax liability - intangible assets	3,102	3,209
Deferred income taxes (note 8)	456	716
Total liabilities	14,623	6,947
Commitments and contingencies (notes 7 and 13)	-	-
Stockholders' equity:
Preferred stock, $.01 par value; 5,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 50,000 shares authorized, issued 3,721 shares in 2017 and 3,713 shares in 2016	37	37
Accumulated other comprehensive income (loss)	(8,341)	(12,243)
Additional paid-in capital	809	378
Retained earnings	85,617	81,072
Total stockholders' equity	78,122	69,244

Total liabilities and stockholders' equity	$92,745	$76,191

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2017, 2016 and 2015
(In thousands, except per share amounts)

	2017	2016	2015
Sales, net (notes 10, 12 and 13)	$41,414	$39,298	$40,157
Cost of goods sold	15,019	15,608	15,972
Gross profit	26,395	23,690	24,185
Operating expense:
Sales and marketing	1,544	1,673	2,164
Research and development	447	475	522
General and administrative	5,393	5,355	5,848
Operating income	19,011	16,187	15,651
Other income (expense):
Dividend and interest income	17	12	5
Royalty income (note 13)	86	91	93
Interest expense	-	-	(65)
Other, net	(32)	132	(139)
Income before provision for income taxes	19,082	16,422	15,545
Provision for income taxes (note 8)	10,577	4,294	3,702
Net income	$8,505	$12,128	$11,843
Earnings per common share (basic) (note 1):	$2.29	$3.23	$3.16
Earnings per common share (diluted) (note 1):	$2.28	$3.22	$3.14
Other comprehensive income:
Foreign currency translation net of taxes of $0 in all periods	$3,893	$(6,289)	$(2,724)
Unrealized gain (loss) on investments net of taxes of $6, $3 and ($1)	10	5	(2)
Total comprehensive income	$12,408	$5,844	$9,117

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF CASH FLOW
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$8,505	$12,128	$11,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	660	610	619
Amortization	2,113	2,223	2,528
Provision for (recovery of) losses on accounts receivable	4	0	(10)
Loss on disposal of assets	17	5	1
Deferred income taxes	(658)	(484)	(901)
Stock-based compensation expense	129	92	87
(Increase) decrease in:
Accounts receivable	(242)	295	137
Other receivables	2	897	(91)
Inventories	(467)	(360)	422
Prepaid expenses and other current assets	24	23	28
Increase (decrease) in:
Accounts payable	9	286	(265)
Accrued expenses	1,027	(1,187)	(597)
Long-term repatriation tax payable	5,785	-	-
Net cash provided by operating activities	16,908	14,528	13,801

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(1,597)	(3,293)	(176)
Intangible assets	-	(9)	(70)
Net cash provided by (used in) investing activities	(1,597)	(3,302)	(246)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	302	376	343
Common stock purchased and retired	-	(2,850)	(683)
Payment of taxes for exchange of stock options	-	-	(42)
Tax benefit attributable to exercise of stock options	-	50	114
Repayments of notes payable	-	-	(4,777)
Dividends paid	(2,955)	(3,916)	(3,846)
Net cash provided by (used in) financing activities	(2,653)	(6,340)	(8,891)

Effect of exchange rate changes on cash	921	(1,868)	(660)

Net increase in cash and cash equivalents	13,579	3,018	4,004

Cash at beginning of year	26,296	23,278	19,274

Cash at end of year	$39,875	$26,296	$23,278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$5,151	$4,846	$5,341
Interest	-	-	65

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2017, 2016 and 2015
(In thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2014	3,748	$37	$2,890	$(3,234)	$64,863	$64,556
Shares issued upon exercise of employee stock options for cash	22	0	640	-	-	640
Shares received and retired upon exercise of stock options	(6)	(0)	(338)	-	-	(338)
Tax benefit attributable to appreciation of stock options	-	-	114	-	-	114
Stock option compensation expense	-	-	87	-	-	87
Common stock purchased and retired	(13)	(0)	(683)	-	-	(683)
Foreign currency translation adjustment	-	-	-	(2,724)	-	(2,724)
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	(2)	-	(2)
Common stock dividends	-	-	-	-	(3,846)	(3,846)
Net income	-	-	-	-	11,843	11,843
Balance at December 31, 2015	3,751	$38	$2,710	$(5,961)	$72,861	$69,648
Shares issued upon exercise of employee stock options for cash	13	0	431	-	-	431
Shares received and retired upon exercise of stock options	(1)	(0)	(56)	-	-	(56)
Tax benefit attributable to appreciation of stock options	-	-	50	-	-	50
Stock option compensation expense	-	-	92	-	-	92
Common stock purchased and retired	(50)	(1)	(2,849)	-	-	(2,850)
Foreign currency translation adjustment	-	-	-	(6,289)	-	(6,289)
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	5	-	5
Common stock dividends	-	-	-	-	(3,916)	(3,916)
Net income	-	-	-	-	12,128	12,128
Balance at December 31, 2016	3,713	$37	$378	$(12,243)	$81,072	$69,244
Shares issued upon exercise of employee stock options for cash	9	0	327	-	-	327
Shares received and retired upon exercise of stock options	(0)	(0)	(25)	-	-	(25)
Stock option compensation expense	-	-	129	-	-	129
Common stock purchased and retired	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	3,893	-	3,893
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	10	-	10
Common stock dividends	-	-	-	-	(3,960)	(3,960)
Net income	-	-	-	-	8,505	8,505
Balance at December 31, 2017	3,721	$37	$809	$(8,341)	$85,617	$78,122

See accompanying notes to financial statements.

Currency amounts are in thousands except per-share amounts and where noted.

Note 1 – Summary of Significant Accounting Policies

Organization

Utah Medical Products, Inc. with headquarters in Midvale, Utah and its wholly-owned operating subsidiaries, Femcare Nikomed Ltd located in Romsey, Hampshire, England, Femcare Australia Pty Ltd located in Castle Hill, NSW, Australia, Utah Medical Products Canada, Inc. (dba Femcare Canada) located in Mississauga, Ontario, Canada and Utah Medical Products Ltd., which operates a manufacturing facility in Athlone, Ireland, (in the aggregate, the Company) are in the primary business of developing, manufacturing and globally distributing specialized medical devices for the healthcare industry.  The Company's broad range of products includes those used in critical care areas and the labor and delivery departments of hospitals, as well as outpatient clinics and physicians' offices.  Products are sold directly to end user facilities in the U.S., Ireland, UK, Canada, France and Australia, and through third party distributors in other outside the U.S. (OUS) markets.  Domestically, UTMD has an exclusive distribution relationship with CooperSurgical, Inc. for the Filshie Clip System.  UTMD also sells subcontract manufactured components and finished products to over 145 companies in the U.S. for their medical and non-medical products.

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

Investments

The Company classifies its investments as "available-for-sale."  Securities classified as "available-for-sale" are carried in the financial statements at fair value.  Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income.  Declines in fair value below cost that are other than temporary are included in operations.  As of December 31, 2017 the Company retained a freely tradeable investment in Citigroup (C) (see note 3).

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

The Company's customer base consists of hospitals, medical device distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies.  Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2017 except under an extreme global financial crisis.

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

Inventories

In 2017, the Company adopted Accounting Standard Update (ASU) 2015-11, "Inventory-Simplifying the Measurement of Inventory," which changed how inventory is valued.  Finished products, work-in-process, raw materials and supplies inventories are stated at the lower of cost and net realizable value (NRV) computed on a first-in, first-out method.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  The adoption of ASU 2015-11 did not have an impact on the Company's financial statements (see note 2).

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, trade names, customer relationships, regulatory approvals & product certifications, license rights and non-compete agreements are capitalized, and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD's goodwill is tested for impairment annually, in the fourth quarter of each year, using a fair value measurement test, in accordance with ASC 350. UTMD also performs impairment tests contemporaneously, if circumstances change that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determines that its goodwill is impaired, a second step is completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future.  Estimated future amortization expense on intangible assets currently held, using the 2017 year-end 1.3523 USD/GBP and .7815 USD/AUD currency exchange rates, is about $1,981 in 2018, $1,980 in 2019 and 2020, $1,974 in 2021, and $1,973 in 2022 (see note 2).

Stock-Based Compensation

At December 31, 2017, the Company has stock-based employee compensation plans, which are described more fully in note 9.  The Company accounts for stock compensation under ASC 718, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In 2017, the Company recognized $129 in stock-based compensation cost compared to $92 in 2016 and $87 in 2015.

Note 1 – Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue at the time of product shipment as UTMD meets its contractual performance obligations to the customer at the time of shipment. Revenue recognized by UTMD is based upon the consideration to which UTMD is entitled from its customers as a result of shipping a physical product, in accordance with the documented arrangements and fixed contracts in which the selling price was fixed prior to the Company's acceptance of an order. Revenue from service sales, which are immaterial to UTMD, is generally recognized when the service is completed and invoiced. As demonstrated by decades of experience in successful and consistent collections, there is very minor and insignificant uncertainty regarding the collectability of invoiced amounts reasonably within the terms of the Company's contracts. There are circumstances under which insignificant revenue may be recognized when product is not shipped, which meet the criteria of ASU 2014-09: the Company provides engineering services, for example, design and production of manufacturing tooling that may be used in subsequent UTMD manufacturing of custom components for other companies.  This revenue is recognized when UTMD's performance obligations have been completed according to a fixed contractual agreement.  UTMD includes handling fees charged to customers in revenues.

Income Taxes

The Company accounts for income taxes under ASC 740, "Accounting for Income Taxes," whereby deferred taxes are computed under the asset and liability method.

In November 2015, the FASB released ASU 2015-17, Income Taxes (Topic 740):  Balance Sheet classification of Deferred Taxes.  ASU 2015-17 requires that all deferred income taxes are classified as noncurrent in a classified statement of financial position.  The Company adopted ASU 2015-17 retrospectively effective January 1, 2017.

On December 22, 2017 the U.S. Tax Cuts and Jobs Act of 2017 (Tax Act) was signed into law.  As a result of the Tax Act, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes.  ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, UTMD was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate.

The Tax Act contains a deemed repatriation transition tax (Transition Tax) on accumulated earnings and profits of the Company's non-U.S. subsidiaries that have not been subject to U.S. tax.  The Company plans to elect to pay its net Transition Tax over eight years.

On December 22, 2017, the SEC issued SAB 118 which provides guidance on accounting for the impact of the Tax Act.  SAB 118 provides a measurement period of up to one year from enactment for a company to complete its tax accounting under ASC 740.  Once a company is able to make a reasonable estimate and record a provisional amount for effects of the Tax Act it is required to do so.  Such provisional measurement amounts may change as remaining data is obtained, calculations are prepared and analysis and review are completed.

During the fourth quarter of 2017, the Company recorded a provisional tax charge for the Transition Tax of $6,288 and a provisional tax charge of $228 for the re-measurement of its U.S. deferred tax balances.  Both provisional tax amounts are the Company's reasonable estimate of the impact of the Tax Act based on its understanding and available guidance.  These provisional amounts may change as the Company receives additional clarification and implementation guidance.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, in Utah, in the United Kingdom, in Australia, in Ireland and in Canada.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expenses and any related penalties in income taxes. The Company did not recognize any tax-related interest expense or have any tax penalties in any of the three years 2015 through 2017.

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on previous experience and known risk.  The reserve for legal costs at December 31, 2017 and 2016 was $182 and $134, respectively (see note 2).

Note 1 – Summary of Significant Accounting Policies (continued)

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

The shares (in thousands) used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:
	2017	2016	2015
Weighted average number of shares outstanding – basic	3,718	3,751	3,752
Dilutive effect of stock options	19	15	20
Weighted average number of shares outstanding, assuming dilution	3,737	3,766	3,772

Presentation of Sales and Similar Taxes

Sales tax on revenue-producing transactions is recorded as a liability when the sale occurs.  UTMD is not required to withhold sales tax on OUS sales, and at least 90% of domestic 2017 sales were to customers who are tax exempt or who are in jurisdictions where UTMD is not required to withhold sales tax.

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

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 – Detail of Certain Balance Sheet Accounts

	December
	2017	2016
Accounts and other receivables:
Accounts receivable	$3,713	$3,289
Income tax receivable	-	7
Accrued interest and other	14	11
Less allowance for doubtful accounts	(104)	(96)
Total accounts and other receivables	$3,623	$3,211
Inventories:
Finished products	$1,313	$1,327
Work-in-process	1,270	942
Raw materials	2,661	2,273
Total inventories	$5,244	$4,542

Note 2 – Detail of Certain Balance Sheet Accounts (continued)

	December 31,
	2017	2016
Other intangible assets:
Patents	$2,183	$2,161
Non-compete agreements	135	123
Trademarks & trade names	9,921	9,074
Customer relationships	9,669	8,822
Regulatory approvals & product certifications	12,897	11,767
Total other intangible assets	34,805	31,947
Accumulated amortization	(16,961)	(13,683)
Other intangible assets, net	$17,844	$18,264
Accrued expenses:
Income taxes payable	$1,259	$799
Payroll and payroll taxes	1,199	1,117
Reserve for litigation costs	182	134
Other	1,706	66
Total accrued expenses	$4,346	$2,116

Note 3 – Investments

The Company's investments, classified as available-for-sale consist of the following:

	December 31,
	2017	2016

Investments, at cost	$42	$42
Equity securities:
-Unrealized holding gains	38	22
-Unrealized holding (losses)	-	-
Investments, at fair value	$80	$64

During the three years 2015 through 2017, UTMD did not have any proceeds from sales of available-for-sale securities.

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

Level 3 -	Unobservable inputs for the asset or liability, which are valued based on management's estimates of assumptions that market participants would use in pricing the asset or liability.

The following table provides financial assets carried at fair value measured as of December 31 for the past two years:

	Level 1		Levels 2 & 3		Total
	2017	2016	2017	2016	2017	2016
Equities	$80	$64	-	-	$80	$64
Total	$80	$64	-	-	$80	$64

None of the Company's financial instruments, which are current assets and liabilities that could be readily traded, are held for trading purposes.  Detail on investments is provided in note 3 above.  The Company estimates that the fair value of all financial instruments at December 31, 2017 does not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying consolidated balance sheet.

Note 5 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2017	2016

Land	$1,339	$1,289
Buildings and improvements	15,350	10,914
Furniture, equipment and tooling	15,696	15,759
Construction-in-progress	13	2,061
Total	32,398	30,023
Accumulated depreciation	(20,777)	(20,057)
Property and equipment, net	$11,621	$9,966

Included in the Company's consolidated balance sheet are the assets of its manufacturing and administrative facilities in Utah, Canada, England, Australia and Ireland.  Property and equipment, by geographic area, are as follows:

	December 31, 2017
	U.S. &	England &
	Canada	Australia	Ireland	Total

Land	$926	$-	$413	$1,339
Buildings and improvements	6,583	4,361	4,406	15,350
Furniture, equipment and tooling	14,124	427	1,145	15,696
Construction-in-progress	10	3	-	13
Total	21,643	4,791	5,964	32,398
Accumulated depreciation	(17,270)	(346)	(3,161)	(20,777)
Property and equipment, net	$4,373	$4,445	$2,803	$11,621

	December 31, 2016
	U.S. &	England &
	Canada	Australia	Ireland	Total

Land	$926	$-	$362	$1,289
Buildings and improvements	6,523	523	3,869	10,914
Furniture, equipment and tooling	14,233	529	996	15,759
Construction-in-progress	-	2,057	4	2,061
Total	21,682	3,109	5,231	30,023
Accumulated depreciation	(17,063)	(376)	(2,617)	(20,057)
Property and equipment, net	$4,619	$2,733	$2,614	$9,966

Note 6 – Long-term Debt

In March 2011, the Company obtained a $14,000 loan from JPMorgan Chase Bank, N.A. and a $12,934 loan from JP Morgan Chase, London Branch to help finance UTMD's purchase of Femcare. The notes were fully paid off in February 2015.

Note 7 – Commitments and Contingencies
Operating Leases

The Company has a lease agreement for land adjoining its Utah facility for a term of forty years commencing on September 1, 1991.  On September 1, 2001 and subsequent to each fifth lease year, the basic rental was and will be adjusted for published changes in a price index.  The Company also leases an automobile for an employee in Ireland, and prior to late 2017, leased its UK facility. Rent expense charged to operations under these operating lease agreements was approximately $160, $175 and $184 for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments under its lease obligations as of December 31, 2017 were as follows:

Years ending December 31:	Amount
2018	$83
2019	45
2020	45
2021	45
2022	45
Thereafter	398
Total future minimum lease payments	$661

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at December 31, 2017 or December 31, 2016.

Litigation

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  Presently, there is no litigation or threatened litigation for which the Company believes the outcome may be material to its financial results.  The Company applies its accounting policy to accrue legal costs that can be reasonably estimated.

Note 8 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2017	2016
Inventory write-downs and differences due to UNICAP	$56	$98
Allowance for doubtful accounts	16	25
Accrued liabilities and reserves	89	147
Other - foreign	4	(23)
Depreciation and amortization	(3,789)	(4,277)
Unrealized investment gains	66	105
Deferred income taxes, net	$(3,558)	$(3,925)

The components of income tax expense are as follows:

	Years ended December 31,
	2017	2016	2015
Current	$10,944	$5,467	$4,877
Deferred	(367)	(1,173)	(1,175)
Total	$10,577	$4,294	$3,702

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2017	2016	2015
Federal income tax expense at the statutory rate	$3,086	$2,998	$2,704
State income taxes	299	291	262
Foreign income taxes (blended rate)	1,444	1,270	990
ETI, manufacturing deduction and tax credits	(303)	(287)	(257)
Deemed repatriation transition tax	6,288	-	-
Effective federal rate change	(228)	-	-
Other	(9)	22	3
Total	$10,577	$4,294	$3,702

The domestic and foreign components of income before income tax expense were as follows:

	Years ended December 31,
	2017	2016	2015
Domestic	$9,124	$8,688	$7,973
Foreign	9,958	7,734	7,572
Total	$19,082	$16,422	$15,545

Note 9 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 307 thousand shares of common stock, of which 54 thousand are outstanding as of December 31, 2017.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of stockholder value.  Changes in stock options were as follows:

Note 9 – Options (continued)

	Shares (000's)	Price Range Per Share
2017
Granted	-	$-	$-
Expired or canceled	12	49.18 -	58.50
Exercised	9	24.00 -	49.18
Total outstanding at December 31	54	24.00 -	58.50
Total exercisable at December 31	39	24.00 -	58.50

2016
Granted	28	$58.50 -	$58.50
Expired or canceled	3	49.18 -	49.18
Exercised	13	24.00 -	49.18
Total outstanding at December 31	75	24.00 -	58.50
Total exercisable at December 31	36	24.00 -	50.72

2015
Granted	-	$-	$-
Expired or canceled	7	26.58 -	49.18
Exercised	22	21.68 -	49.18
Total outstanding at December 31	62	24.00 -	50.72
Total exercisable at December 31	41	24.00 -	50.72

For the years ended December 31, 2017, 2016 and 2015, the Company reduced current income taxes payable by $38, $50 and $114, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2017, the Company recognized $129 in equity compensation cost, compared to $92 in 2016 and $87 in 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2017	2016	2015

Expected dividend amount per quarter	$-	$.2775	$-
Expected stock price volatility		28.0%
Risk-free interest rate		1.30%
Expected life of options		4.7 years

The per share weighted average fair value of options granted during 2016 is $12.15. No options were granted in 2017 or 2015.

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

Note 9 – Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2017:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$24.00 - 33.30	16,361	2.92	$27.42	16,361	$27.72
49.18 - 58.50	37,979	7.44	53.28	22,264	51.02

$24.00 - 58.50	54,340	6.08	$45.50	38,625	$41.02

Note 10 – Geographic Information

The Company had sales in the following geographic areas based on the customer's country of domicile:

	2017	2016	2015

United States	$20,286	$19,488	$20,364
Europe	8,519	7,989	7,720
Other	12,609	11,821	12,073

Note 11 – Long-lived Assets by Geographic Area

The Company's long-lived assets by geographic area were as follows:

	2017	2016	2015

United States	$10,866	$11,151	$11,097
England	28,604	26,710	31,901
Ireland	2,803	2,614	2,761
Australia	525	513	543
Canada	759	729	-

Note 12 – Revenues by Product Category

The Company had revenues in the following product categories:

Product Category	2017	2016	2015

Obstetrics	$4,499	$4,532	$4,587
Gynecology/Electrosurgery/Urology	23,175	20,683	22,356
Neonatal	6,154	6,007	6,299
Blood Pressure Monitoring and Accessories	7,586	8,076	6,915

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

In 2017, 2016 and 2015, UTMD received royalties of $86, $91 and $93, respectively, for the use of intellectual property of Filshie Clip System as part of Femcare's exclusive U.S. distribution agreement with CooperSurgical Inc.

UTMD had $2,191 in operating lease and purchase commitments as of December 31, 2017.

Note 14 – Employee Benefit Plans

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and contributory retirement plans for Ireland, UK, Australia and Canada employees.  The Company's matching contribution is determined annually by the board of directors.  Company contributions were approximately $153, $151 and $161 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

In May 2014, new accounting guidance (ASU 2014-09) was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  UTMD adopted this new standard on January 1, 2018, using a full retrospective approach. In accordance with ASU 2014-09, UTMDs revenue recognition is based on its contracts and the performance obligations identified in them. With very insignificant and limited exceptions, the Company's performance obligation is met when it ships a physical product to a customer. The basis on which UTMD recognizes revenue was updated on January 1, 2018, but it did not result in a change to the process and timing of revenue recognition, because the previous revenue recognition method complies with ASU 2014-09.  Therefore, the adoption of ASU 2014-09 did not have an impact on UTMD's financial statements.

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

Note 16 – Subsequent Events

The Company evaluated its December 31, 2017 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

During 2017, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD's Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2017, its disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2017.  Jones Simkins LLC, the independent registered public accounting firm of the Company, has audited the effectiveness of the Company's internal control over financial reporting. Nortons Assurance Limited, the independent registered public accounting firm of Femcare Group Limited (Femcare Group) has audited the effectiveness of Femcare Group's internal control over financial reporting. Management's report, and the reports of Jones Simkins LLC and Nortons Assurance Limited appear on pages 35 through 38 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.
There have been no changes in UTMD's internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2017, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2018 annual meeting of stockholders under the captions,

•	"PROPOSAL NO. 1. ELECTION OF DIRECTORS: General," and "Directors and Nominees,"

•	"SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS," and

•	"EXECUTIVE OFFICER COMPENSATION: 2017 Director Compensation,"

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2018 annual meeting of stockholders under the captions,

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information from the definitive proxy statement of the registrant for the 2018 annual meeting of stockholders under the captions,

•	"SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS" and

•	"DISCLOSURE RESPECTING THE COMPANY'S EQUITY COMPENSATION PLANS"

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2018 annual meeting of stockholders under the captions,

•	"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"

•	"BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence"

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2018 annual meeting of stockholders in the first paragraph under the caption, "Report of the Audit Committee" is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2018 annual meeting of stockholders under the caption "PROPOSAL NO 2. RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: Fees billed by Jones Simkins LLC," "Audit Committee Policy and Approval," and "Auditor Independence" are incorporated herein by reference.

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

3. Exhibits.

Exhibit #	SEC Reference #	Title of Document	Location

1	3	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)

2	3	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)

3	3	Bylaws	Incorporated by Reference (2)

4	4	Rights Agreement dated as of July 30, 2004, between Utah Medical Products, Inc., and Registrar and Transfer Company	Incorporated by Reference (4)

5	4	Extension of Shareholder Rights Agreement	Incorporated by Reference (5)

6	4	Designation of Rights, Privileges, and Preferences of Series "A" Preferred Stock	Incorporated by Reference (3)

7	10	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (6)

8	10	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (6)

9	10	Utah Medical Products, Inc., 2003 Employees' and Directors' Incentive Plan*	Incorporated by Reference (7)

10	10	Utah Medical Products, Inc., 2013 Employees' and Directors' Incentive Plan*	Incorporated by Reference (8)

11	10	Summary of Officer and Director Compensation	This filing

12	21	Subsidiaries of Utah Medical Products, Inc.	This filing

13	23	Consent of Jones Simkins LLC, Company's independent auditors for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	This filing

14	23	Consent of Nortons Assurance Limited, Femcare Group Limited's independent auditors for the years ended December 31, 2017, December 31, 2016 and December 31, 2015	This filing

15	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

Exhibit #	SEC Reference #	Title of Document	Location

16	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing

17	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

18	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing

101.ins		XBRL Instance Document	This Filing

101.xsd		XBRL Taxonomy Extension Schema Document	This Filing

101.cal		XBRL Taxonomy Extension Calculation Linkbase Document	This Filing

101.def		XBRL Taxonomy Extension Definition Linkbase Document	This Filing

101.tab		XBRL Taxonomy Extension Label Linkbase Document	This Filing

101.pre		XBRL Taxonomy Extension Presentation Linkbase Document	This Filing

* Management contract of compensatory plan or arrangement required to be filed pursuant to Item 14(c).

(1)	Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 2004.

(2)	Incorporated by reference from the Company's report on form 8-K filed with the Commission on February 13, 2014.

(3)
Incorporated by reference from the Company's registration statement on form S-8 filed with the Commission effective February 10, 1995. The S-8 must have been filed on paper, rather than electronically.  The SEC adopting release for this rule says that you could, but are not required to, refile it in electronic format. Which means that you can also leave it as it is.

(4)	Incorporated by reference from the Company's report on form 8-K filed with the Commission on October 1, 2004.

(5)	Incorporated by reference from the Company's report on form 8-K filed with the Commission on October 24, 2014.

(6)	Incorporated by reference from the Company's annual report on form 10-K filed with the Commission for the year ended December 31, 2003.

(7)	Incorporated by reference from the Company's 2003 definitive proxy statement on form DEF 14A filed with the Commission on March 27, 2003.

(8)	Incorporated by reference from the Company's 2013 definitive proxy statement on form DEF 14A filed with the Commission on March 7, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 6th day of March, 2018.

UTAH MEDICAL PRODUCTS, INC.

By:/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 6th day of March, 2018.

By: /s/ James H. Beeson
James H. Beeson, Director

By: /s/ Kevin L. Cornwell
Kevin L. Cornwell, Chief Executive Officer & Director

By: /s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By: /s/ Barbara A. Payne
Barbara A. Payne, Director

By: /s/ Paul O. Richins
Paul O. Richins, Principal Financial and Accounting Officer & Director