Form 10-Q
period 2018-03-31
UTAH MEDICAL PRODUCTS INC
filed 2018-05-09
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2018	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87‑0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 7, 2018: 3,730,538.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2018 AND DECEMBER 31, 2017
(in thousands)

	(unaudited)	(audited)
ASSETS	MARCH 31, 2018	DECEMBER 31, 2017
Current assets:
Cash	$42,853	$39,875
Investments, available-for-sale	72	80
Accounts & other receivables, net	4,209	3,623
Inventories	5,558	5,244
Other current assets	427	366
Total current assets	53,119	49,188
Property and equipment, net	11,781	11,621
Goodwill	14,348	14,092
Other intangible assets	36,013	34,805
Other intangible assets - accumulated amortization	(18,073)	(16,961)
Other intangible assets, net	17,940	17,844
Total assets	$97,188	$92,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,084	$934
Accrued expenses	4,036	4,346
Total current liabilities	5,120	5,280
Deferred tax liability - intangible assets	5,785	5,785
Other long term liabilities	3,111	3,102
Deferred income taxes	486	456
Total liabilities	14,502	14,623

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - March 31, 2018, 3,728 shares and December 31, 2017, 3,721 shares	37	37
Accumulated other comprehensive income (loss)	(7,040)	(8,341)
Additional paid-in capital	986	809
Retained earnings	88,703	85,617
Total stockholders' equity	82,686	78,122

Total liabilities and stockholders' equity	$97,188	$92,745

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017

Sales, net	$10,887	$10,259

Cost of goods sold	3,965	3,724
Gross profit	6,922	6,535

Operating expense
Selling, general and administrative	1,838	1,692
Research & development	113	118
Total operating expenses	1,951	1,810
Operating income	4,971	4,725

Other income (expense)	37	26
Income before provision for income taxes	5,008	4,751

Provision for income taxes	916	1,215
Net income	$4,092	$3,536

Earnings per common share (basic)	$1.10	$0.95
Earnings per common share (diluted)	$1.09	$0.95

Shares outstanding (basic)	3,725	3,714
Shares outstanding (diluted)	3,748	3,728

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 and $0	$1,301	$655
Total comprehensive income	$5,393	$4,191

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND MARCH 31, 2017
(in thousands - unaudited)

	MARCH 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,092	$3,536
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	200	166
Amortization	570	508
Provision for (recovery of) losses on accounts receivable	1	(1)
Deferred income taxes	(76)	(118)
Stock-based compensation expense	30	36
Tax benefit attributable to exercise of stock options	16	10
Changes in operating assets and liabilities:
Accounts receivable	(560)	(934)
Accrued interest and other receivables	0	(5)
Inventories	(303)	(154)
Prepaid expenses and other current assets	(53)	(56)
Accounts payable	142	117
Accrued expenses	(293)	1,202
Total adjustments	(326)	771
Net cash provided by operating activities	3,766	4,307

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(173)	(65)
Intangible assets	-	-
Net cash provided by (used in) investing activities	(173)	(65)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	147	53
Payment of dividends	(1,005)	-
Net cash provided by (used in) financing activities	(858)	53

Effect of exchange rate changes on cash	243	88
Net increase (decrease) in cash and cash equivalents	2,978	4,383
Cash at beginning of period	39,875	26,296
Cash at end of period	$42,853	$30,679

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$788	$442
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1)   The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10‑K for the year ended December 31, 2017.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

(2)   Recent Accounting Standards.

In May 2014, new accounting guidance (ASU 2014-09) was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  UTMD adopted this new standard on January 1, 2018, using a modified retrospective approach. In accordance with ASU 2014-09, UTMD's revenue recognition is based on standard terms & conditions of sale for like customers in addition to contracts and the performance obligations identified in them. With very insignificant and limited exceptions, the Company's performance obligation is met when it ships a physical product to a customer. The basis on which UTMD recognizes revenue was updated on January 1, 2018, but it did not result in a change to the process and timing of revenue recognition, because the previous revenue recognition method complies with ASU 2014-09.  Therefore, the adoption of ASU 2014-09 did not have an impact on UTMD's financial statements.  In accordance with this adoption disaggregated revenue is presented in Note 7.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  Subsequently, in February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Topic 825-10), which clarifies certain aspects of ASU 2016-01 over certain aspects of recognition, measurement, presentation and disclosure of financial instruments. UTMD adopted ASU 2016-01 and 2018-03 effective January 1, 2018, and this guidance did not have a material impact on UTMD's financial statements.
(3)   Inventories at March 31, 2018 and December 31, 2017 consisted of the following:
	March 31,	December 31,
	2018	2017

Finished goods	$1,467	$1,313
Work‑in‑process	1,385	1,270
Raw materials	2,706	2,661
Total	$5,558	$5,244

(4)   Stock-Based Compensation. At March 31, 2018, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2018 and 2017, the Company recognized $30 and $36, respectively, in stock based compensation cost.

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
UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2017 or March 31, 2018.

(6)   Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of March 31, 2018:

		Fair Value Measurements Using
Description	Total Fair Value at 3/31/2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$72	$72	$0	$0

(7)   Global revenues (USD) by product category:

	Domestic	Outside US	Total

Obstetrics	$877	$209	$1,086
Gynecology/Electrosurgery/Urology	2,293	3,908	6,201
Neonatal	965	745	1,710
Blood Pressure Monitoring and Accessories	1,119	771	1,890
Total	$5,254	$5,633	$10,887

(8)   Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company's Form 10-K Annual Report for the year ended December 31, 2017 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a) Overview

In the first calendar quarter (1Q) of 2018, UTMD attained results consistent with achieving its previously announced goals for year 2018.

Income statement results in 1Q 2018 compared to 1Q 2017 were as follows:

	1Q 2018	1Q 2017	change

Net Sales	$10,887	$10,259	+6.1%
Gross Profit	6,922	6,535	+5.9%
Operating Income	4,971	4,725	+5.2%
Income Before Tax	5,008	4,750	+5.4%
Net Income	4,092	3,536	+15.7%
Earnings per Share	$1.092	$0.948	+15.1%

Because 33% of consolidated sales were in foreign currencies, the volatility of foreign currency exchange (FX) rates for sales outside the U.S. (OUS) continued to have an impact on period-to-period financial results. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1Q 2018 and 1Q 2017 follow:

	1Q 2018	1Q 2017	change

GBP	1.391	1.239	+12.2%
EUR	1.226	1.065	+15.1%
AUD	0.786	0.760	+3.4%
CAD	0.791	0.755	+4.7%

The weighted average positive impact on all foreign currency sales was 12.5%, increasing reported USD sales by $340 relative to the same foreign currency sales at 1Q 2017 FX rates (constant currency sales).  In constant currency terms, total consolidated 1Q 2018 sales were up $288 (+3%).

Profit margins in 1Q 2018 compared to 1Q 2017 follow:

	1Q 2018 (JAN – MAR)	1Q 2017 (JAN – MAR)

Gross Profit Margin (gross profits/ sales):	63.6%	63.7%
Operating Income Margin (operating income/ sales):	45.7%	46.1%
EBT Margin (profits before income taxes/ sales):	46.0%	46.3%
Net Income Margin (profit after taxes/ sales):	37.6%	34.5%

Despite experiencing inflationary pressures on manufacturing costs, UTMD was able to maintain its GPM. Because 54% of consolidated operating expenses are in foreign currencies, UTMD's Operating Income Margin (OIM) was squeezed by the weaker USD.  For example, Identifiable Intangible Asset (IIA) amortization expense from the Femcare acquisition, which comprises a significant portion of General & Administrative (G&A) operating expenses, was the same in 1Q 2018 GBP as in 1Q 2017, but $61 higher in 1Q 2018 USD.

Income Before Tax (EBT) was consistent with OI as 1Q 2018 non-operating income was $37 compared to $26 in 1Q 2017. UTMD's Net Income Margin (NIM) substantially improved because UTMD's combined income tax provision rate in 1Q 2018 was only 18.3% of EBT compared to 25.6% in 1Q 2017. The primary reasons for the lower provision rate were two: 1) the lower U.S. Federal Income Tax rate, reduced to 21% from 34% as a result of the U.S. Tax Cuts and Jobs Act enacted in December 2017, and 2) substantial tax deductions in Ireland and the UK as a result of native currency translation losses on 1Q 2018 ending USD cash balances. The USD translation losses in Ireland and the UK do not affect UTMD's consolidated income statement except in accrued taxes.

UTMD's Balance Sheet, in the absence of debt, continued to strengthen. March 31, 2018 ending Cash and Investments were up $3.0 million and Stockholders' Equity was up $4.6 million in the three month period from December 31, 2017.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2018 and the end of 1Q 2017 follow:

	3-31-18	3-31-17	Change

GBP	1.402	1.253	+11.9%
EUR	1.232	1.070	+15.1%
AUD	0.769	0.764	+ 0.6%
CAD	0.775	0.751	+ 3.3%

b) Revenues

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

UTMD may have separate discounted pricing agreements with a specific clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made. For existing customers, past actual shipment volumes typically determine the fixed price by part number for the next agreement period of one year. For new customers, the customer's best estimate of volume is usually accepted by UTMD for determining the ensuing fixed prices for the agreement period. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD's disclosure that the selling price is fixed prior to the acceptance of a specific customer order.

Total consolidated 1Q 2018 UTMD revenues (sales) were $627 (+6.1%) higher than in 1Q 2017. U.S. domestic sales were 1% higher and outside the U.S. (OUS) sales were 12% higher. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

Domestic sales in 1Q 2018 were $5,254 compared to $5,218 in 1Q 2017.  The components of domestic sales include 1) "direct sales" of UTMD's medical devices to user facilities (and med/surg stocking distributors for hospitals), 2) "OEM sales" of components and other products manufactured by UTMD for other medical device and non-medical device companies, and  3) sales of Filshie Clip System devices by UTMD's UK subsidiary, Femcare Ltd (Femcare), to CooperSurgical Inc. (CSI) for distribution in the U.S. under an exclusive distribution agreement between CSI and Femcare executed prior to UTMD's acquisition of Femcare in 2011.  Direct sales, representing 62% of total domestic sales, were $43 (1%) lower in 1Q 2018 than in 1Q 2017.  OEM sales, representing 17% of total domestic sales, were $131 (+17%) higher. CSI sales, representing 21% of 1Q 2018 total domestic sales, were $53 (4%) lower. CSI's current forecasts indicate that its purchases from Femcare will be lower for the remainder of 2018 than they were in 2017.

OUS sales in 1Q 2018 were $5,633 compared to $5,041 in 1Q 2017. OUS sales invoiced in GBP, EUR, AUD and CAD currencies were $340 (+12.5%) higher as a result of changes in FX rates shown above.  In other words, about 57% of the OUS sales increase was due to a weaker USD FX rate. The foreign currency OUS sales in 1Q 2018 were $3,614, which was 64% of all OUS sales and 33% of total consolidated sales.  Foreign currency OUS sales in 1Q 2017 were $2,486, which was 49% of all OUS sales and 24% of total consolidated sales.

Trade sales are sales to third parties, excluding sales from one UTMD entity to another. Ireland subsidiary 1Q 2018 trade sales were $94 higher than in 1Q 2017 due to the stronger EUR.  Ireland EUR sales were €71 lower. Similarly, trade sales by UTMD's UK subsidiary, Femcare-Nikomed Ltd, were $356 higher, while in GBP terms, sales were just £47 higher.  Trade sales by UTMD's Australia subsidiary to Australian end user facilities in 1Q 2018 were $23 lower than in 1Q 2017.  Trade sales by UTMD's Canada subsidiary to Canadian end user facilities in 1Q 2018 were $21 lower than in 1Q 2017.  Because of the relatively short span of time, sales results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global revenues (USD) by product category:

	1Q 2018%		1Q 2017%

Obstetrics	$1,086	10	$1,039	10
Gynecology/ Electrosurgery/ Urology	6,201	57	5,837	57
Neonatal	1,710	16	1,571	15
Blood Pressure Monitoring and Accessories*	1,890	17	1,812	18
Total:	$10,887	100	$10,259	100

OUS revenues (USD) by product category:

	1Q 2018%		1Q 2017%

Obstetrics	$209	4	$144	3
Gynecology/ Electrosurgery/ Urology	3,908	69	3,559	71
Neonatal	745	13	518	10
Blood Pressure Monitoring and Accessories*	771	14	820	16
Total:	$5,633	100	$5,041	100

*includes molded components sold to OEM customers.

c) Gross Profit

Gross Profit (GP) results from subtracting the cost of manufacturing and shipping products to customers (direct materials, direct labor, manufacturing overhead and shipping costs), or the purchase price of distributed finished products manufactured by other companies, from revenues.  At UTMD, manufacturing overhead costs fully absorb indirect costs including depreciation on manufacturing equipment and facilities, quality assurance, materials requirements planning and purchasing, manufacturing engineering, production supervision, shipping, royalties paid to other entities and health plan benefits for both direct and indirect manufacturing personnel.  UTMD's GP margin (GPM) is GP as a percentage of revenues. GP in 1Q 2018 was $6,922 (63.6% GPM) compared to $6,535 (63.7% GPM) in 1Q 2017.  Variable cost increases in direct labor and materials were offset by better absorption of manufacturing overhead as a result of higher sales.

d) Operating Income

Operating income (OI) is the profit remaining after subtracting operating expenses (OE) from GP. OE include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses. UTMD's operating income margin (OIM) is OI divided by revenues. OI income was up only 5.2% with a 6.1% increase in sales because the 1Q 2018 OIM was squeezed by the stronger EUR and GBP compared to 1Q 2017.

OI in 1Q 2018 was $4,971 (45.7% OIM) compared to $4,725 (46.1% OIM) in 1Q 2017.  Consolidated 1Q 2018 USD OE were $1,952 (17.9% of sales) compared to $1,811 (17.7% of sales) in 1Q 2017. The 1Q 2018 OE of UTMD's foreign subsidiaries in the aggregate would have been $107 lower using 1Q 2017 FX rates.

Consolidated S&M expenses in 1Q 2018 were $409 (3.8% of sales) compared to $381 (3.7% of sales) in 1Q 2017.

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

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of instruction materials developed for the use of its products. UTMD provides customer support from offices in the U.S., Canada, the UK, Ireland and Australia by telephone, and retained representatives on a geographically dispersed basis, to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians.  All inservice and training expenses are routinely expensed as they occur.  All of these services are allocated from S&M overhead costs included in OE.  Historically, marginal consulting costs have been immaterial to financial results.

R&D expenses in 1Q 2018 were $113 (1.0% of sales) compared to $118 (1.2% of sales) in 1Q 2017.

Consolidated G&A expenses were $1,429 (13.1% of sales) in 1Q 2018 compared to $1,312 (12.8% of sales) in 1Q 2017. The G&A expenses in 1Q 2018 included $555 (5.1% of sales) of non-cash expense from the amortization of identifiable intangible assets resulting from the Femcare acquisition, which were $494 (4.8% of sales) in 1Q 2017.  The higher USD amortization expense was the result of the stronger GBP, as the amortization expense in GBP was £399 in both 1Q 2018 and 1Q 2017.

G&A expenses include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $30 in 1Q 2018 compared to $36 in 1Q 2017.

Summary comparison of (USD) consolidated OE:

	1Q 2018	1Q 2017

S&M Expense	$409	$381
R&D Expense	113	118
G&A Expense	1,429	1,312
Total Operating Expenses:	$1,952	$1,811

e) Non-operating expense (NOE)/ Non-operating income (NOI)

NOE/NOI includes the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income and royalties received from licensing the Company's technology. Negative NOE is NOI.  Net NOI in 1Q 2018 was $37 compared to $26 NOI in 1Q 2017. The higher NOI in 1Q 2018 was due to higher interest on savings accounts.  Royalties received were $22 and $23 in 1Q 2018 and 1Q 2017 respectively.

f) Income Before Income Taxes (EBT)

EBT results from subtracting net NOE or adding NOI from or to, as applicable, OI.  Consolidated 1Q 2018 EBT was $5,008 (46.0% of sales) compared to $4,750 (46.3% of sales) in 1Q 2017.  With slightly higher NOI, the 5.4% increase in EBT was slightly higher than the increase in OI.

The EBT of Utah Medical Products, Inc. (U.S.) was $2,252 in 1Q 2018 compared to $2,251 in 1Q 2017. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 797 in 1Q 2018 compared to EUR 637 in 1Q 2017. The EBT of Femcare Group Ltd (Femcare-Nikomed, Ltd., UK and Femcare Australia) was GBP 1,063 in 1Q 2018 compared to GBP 1,161 in 1Q 2017.  The 1Q 2018 EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 471 compared to CAD 496 in 1Q 2017.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2018 consolidated EBT excluding remeasured bank balance currency gains ("adjusted consolidated EBITDA") were $5,810 compared to $5,458 in 1Q 2017, a 6.5% increase. Management believes that the 1Q 2018 pre-tax operating performance provides a solid start to achieving its financial objectives for the year 2018, as previously described in its 2017 SEC 10-K Report.

g) Net Income (NI)

NI is EBT minus a provision for income taxes.  NI in 1Q 2018 of $4,092 (37.6% of sales) was 15.7% higher than the NI of $3,536 (34.5% of sales) in 1Q 2017.  The average consolidated income tax provisions (as a % of EBT) in 1Q 2018 and 1Q 2017 were 18.3% and 25.6%, respectively.

The primary reasons for the lower 2018 provision rate were two: 1) the lower U.S. Federal Income Tax rate, reduced to 21% from 34% as a result of the U.S. Tax Cuts and Jobs Act enacted in December 2017, and 2) substantial tax deductions in Ireland and the UK as a result of native currency translation losses on 1Q 2018 ending USD cash balances.

The total tax savings as a result of the lower tax provision rate was $366.  Approximately $221, or about 60% of the lower provision, resulted from a lower corporate income tax rate in the U.S. The remaining lower income tax provision emanated primarily as a result of lower valued USD cash balances in the UK and Ireland when expressed in their native currencies, which results in a tax deduction in those sovereignties. According to U.S. GAAP, the USD translation losses in Ireland and the UK do not affect UTMD's consolidated income statement except in accrued taxes.  Also helping was a lower corporate income tax rate in the UK in 1Q 2018 compared to 1Q 2017 (19% instead of 20%).

h) Earnings Per Share (EPS)

EPS are consolidated NI divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e., have exercise prices below the applicable period's weighted average market value). Diluted EPS in 1Q 2018 were $1.092, which was 15.1% higher than EPS of $0.948 in 1Q 2017 as a result of a combination of 15.7% higher NI and slightly higher diluted shares than in 1Q 2017.

Diluted shares used to calculate EPS were 3,747,800 in 1Q 2018 compared to 3,728,000 in 1Q 2017 as a result of employee option exercises as well as a higher dilution factor for unexercised options due to a higher share price. No new options were awarded in 2017 or 2018 to-date. The number of shares added as a dilution factor in 1Q 2018 was 22,800 compared to 13,700 in 1Q 2017.

Outstanding UTMD shares at the end of 1Q 2018 were 3,727,600. The number of shares used for calculating earnings per share was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at March 31, 2018 was 45,700 shares at an average exercise price of $45.93/ share, including shares awarded but not vested. This compares to 71,600 unexercised option shares outstanding at March 31, 2017 at an average exercise price of $46.91/ share.
During both 1Q 2018 and 1Q 2017, UTMD did not repurchase its shares in the open market. The Company retains the financial ability for repurchasing its shares when they seem undervalued. UTMD's closing share price at the end of 1Q 2018 was $98.85 compared to $81.40 at the end of calendar year 2017, and $62.30 at the end of 1Q 2017.

i) Return on Equity (ROE)

ROE is the portion of NI retained by UTMD to internally finance its growth, divided by the average accumulated stockholders' equity for the applicable time period.  Annualized ROE (before stockholder dividends) in both 1Q 2018 and 1Q 2017 was 20%.  Targeting a high ROE of 20% remains a key financial objective for UTMD management.  ROE can be increased by increasing NI, or by reducing stockholders' equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j) Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $3,766 in 1Q 2018 compared to $4,307 in 1Q 2017.  The most significant differences in cash provided during the two periods were the $556 increase in net income and a $374 lower decrease in trade A/R. The largest difference in use was a $1,496 larger decrease in accrued expenses in 1Q 2018 compared to 1Q 2017.

Capital expenditures for property and equipment (PP&E) were $173 in 1Q 2018 compared to $65 in 1Q 2017.  Depreciation of PP&E was $200 in 1Q 2018 compared to $166 in 1Q 2017.  The differences in both capital expenditures and depreciation were due to the continued fitting out and use of the new UK facility, which began in late 2017.

UTMD made its payment of the 4Q 2017 stockholder dividend in the amount of $1,005 in January 2018.  There was no dividend payment in 1Q 2017, because the 4Q 2016 dividend was paid in December 2016 instead of January 2017.

In 1Q 2018, UTMD received $147 and issued 8,620 shares of its stock upon the exercise of employee stock options, net of 2,439 shares retired upon employees trading those shares in payment of the stock option exercise price.  Option exercises in 1Q 2018 were at an average price of $43.17 per share.  In comparison, in 1Q 2017 the Company received $53 from issuing 1,860 shares of stock on the exercise of employee stock options. Option exercises in 1Q 2017 were at an average price of $28.75 per share.

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

k) Assets and Liabilities

March 31, 2018 total consolidated assets increased $4,444 from December 31, 2017 to $97,188. The increase was predominantly due to a $2,971 increase in cash and investments. Other significant changes in assets from the end of 2017 included a $585 increase in consolidated net trade receivables, a $315 increase in consolidated inventories and a $352 increase in net intangible assets.  UTMD's Ireland subsidiary EUR-denominated assets were translated into USD at an FX rate 2.5% higher (stronger EUR) than the FX rate at the end of 2017. UTMD's UK subsidiary GBP-denominated assets were translated into USD at an FX rate 3.7% higher (stronger GBP) than the FX rate at the end of 2017.  This was responsible for the increase in intangible assets as the Femcare intangibles are in GBP. UTMD's Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 1.6% lower (weaker AUD) than the FX rate at the end of 2017. Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 2.9% lower (weaker CAD) than the FX rate at the end of 2017.  Consolidated net property, plant and equipment increased $161 at March 31, 2018 from the end of 2017 due to the changing FX rates, $173 in new asset purchases and $200 in depreciation.

Working capital (current assets minus current liabilities) was $47,998 at March 31, 2018 compared to $43,909 at December 31, 2017.  Current liabilities declined $159, including a $309 decline in accrued liabilities. The accrued liabilities decrease was due primarily to the payment of the accrued 2017 annual profit-sharing management bonus (MB) in 1Q 2018. The $558 decline in accrued MB was partially offset by the U.S. quarterly income tax payment schedule, which delays the 1Q 2018 estimated payment until 15 April 2018, while the 4Q 2017 payment was due 15 December 2017.  The 1Q delay in tax payment increased accrued liabilities by $204.  UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital investments and projected cash dividend payments to stockholders.

March 31, 2018 intangible assets (goodwill plus other intangible assets) increased $352 from the end of 2017.  The increase was due to the higher GBP FX rate for Femcare intangibles as of March 31, 2018 compared to year-end 2017, offset in part by $555 1Q 2018 amortization of identifiable intangible Femcare assets. At March 31, 2018, net intangible assets including goodwill were 33% of total consolidated assets compared to 34% at year-end 2017, and 39% at March 31, 2017.

The deferred tax liability balance for Femcare identifiable intangible assets ($9,084 on the date of the acquisition) was $3,111 at March 31, 2018 compared to $3,102 at December 31, 2017 and $3,160 at March 31, 2017.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare identifiable intangible assets. UTMD's total debt ratio (total liabilities/total assets) as of March 31, 2018 declined to 15% from 16% as of December 31, 2017 as a result of the decline in accrued liabilities described above and higher total assets.  UTMD's total debt ratio as of March 31, 2017 was 12%.  This year-ago lower ratio was because the $6,288 repatriation tax on cumulative foreign subsidiary earnings, of which none has been paid as of March 31, 2018, was accrued after enactment in 4Q 2017.

l) Management's Outlook

As outlined in its December 31, 2017 SEC 10-K report, UTMD's plan for 2018 is to

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

Management believes it is on track after 1Q 2018 to accomplish its previously stated objectives for the full year of 2018.

m) Accounting Policy Changes

On January 1, 2018 UTMD adopted ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 2 for further information.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8119, .8319 and .9348 EUR per USD as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively.  Exchange rates were .7130, .7395 and .7978 GBP per USD as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively.  Exchange rates were 1.3008, 1.2796 and 1.3093 AUD per USD on March 31, 2018, December 31, 2017 and March 31, 2017, respectively.  Exchange rates were 1.2895, 1.2519, and 1.3320 CAD per USD on March 31, 2018, December 31, 2017, and March 31, 2017 respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2018. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2018, the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation for which the Company believes the outcome may be material to its financial results.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in UTMD's Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

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

The existence of Group Purchasing Organizations (GPOs) adds non-productive costs, typically weakens the Company's marketing and sales efforts and may result in lower revenues:
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

As the healthcare industry becomes increasingly bureaucratic, it puts smaller companies like UTMD at a competitive disadvantage:
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

UTMD did not purchase any of its own securities during 1Q 2018.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/7/18	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 5/7/18	By: /s/ Brian L. Koopman
Brian L. Koopman
Principal Financial Officer