Form 10-Q
period 2018-06-30
UTAH MEDICAL PRODUCTS INC
filed 2018-08-09
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: June 30, 2018	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87‑0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:	(801) 566‑1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 2018: 3,733,000.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2018 AND DECEMBER 31, 2017
(in thousands)

	(unaudited)	(audited)
ASSETS	JUNE 30, 2018	DECEMBER 31, 2017
Current assets:
Cash	$45,873	$39,875
Investments, available-for-sale	0	80
Accounts & other receivables, net	4,532	3,623
Inventories	5,228	5,244
Other current assets	363	366
Total current assets	55,996	49,188
Property and equipment, net	10,769	11,621
Goodwill	13,925	14,092
Other intangible assets	34,018	34,805
Other intangible assets - accumulated amortization	(17,664)	(16,961)
Other intangible assets, net	16,354	17,844
Total assets	$97,044	$92,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$979	$934
Accrued expenses	4,269	4,346
Total current liabilities	5,248	5,280
Deferred tax liability - intangible assets	2,827	3,102
Other long term liabilities	5,168	5,785
Deferred income taxes	439	456
Total liabilities	13,682	14,623

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - June 30, 2018, 3,732 shares and December 31, 2017, 3,721 shares	37	37
Accumulated other comprehensive income (loss)	(9,876)	(8,341)
Additional paid-in capital	1,197	809
Retained earnings	92,004	85,617
Total stockholders' equity	83,362	78,122

Total liabilities and stockholders' equity	$97,044	$92,745

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales, net	$10,965	$10,829	$21,852	$21,088

Cost of goods sold	3,981	3,936	7,946	7,660
Gross profit	6,984	6,893	13,906	13,428

Operating expense
Selling, general and administrative	1,811	1,740	3,649	3,432
Research & development	117	119	230	238
Total operating expenses	1,928	1,859	3,879	3,670
Operating income	5,056	5,034	10,027	9,758

Other income (expense)	500	23	538	49
Income before provision for income taxes	5,556	5,057	10,565	9,807

Provision for income taxes	1,248	1,187	2,165	2,402
Net income	$4,308	$3,870	$8,400	$7,405

Earnings per common share (basic)	$1.15	$1.04	$2.25	$1.99

Earnings per common share (diluted)	$1.15	$1.04	$2.24	$1.98

Shares outstanding - basic	3,731	3,716	3,728	3,715

Shares outstanding - diluted	3,754	3,732	3,751	3,732

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$(2,836)	$1,680	$(1,535)	$2,336
Total comprehensive income	$1,472	$5,550	$6,865	$9,741

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND JUNE 30, 2017
(in thousands - unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,400	$7,405
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	395	330
Amortization	1,128	1,031
Gain on Investments	(32)	0
Provision for (recovery of) losses on accounts receivable	1	(1)
(Gain) loss on disposal of assets	(418)	-
Deferred income taxes	(225)	(182)
Stock-based compensation expense	42	69
Tax benefit attributable to exercise of stock options	39	21
Changes in operating assets and liabilities:
Accounts receivable	(992)	(1,157)
Accrued interest and other receivables	0	(5)
Inventories	(45)	(100)
Prepaid expenses and other current assets	(3)	60
Accounts payable	51	68
Accrued expenses	(594)	203
Total adjustments	(653)	337
Net cash provided by operating activities	7,747	7,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(201)	(114)
Intangible assets	-	-
Purchases of investments	-	-
Proceeds from sale of investments	74
Proceeds from sale of property and equipment	862	-
Net cash provided by (used in) investing activities	735	(114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	347	168
Payment of dividends	(2,011)	(984)
Net cash provided by (used in) financing activities	(1,664)	(816)

Effect of exchange rate changes on cash	(820)	629
Net increase (decrease) in cash and cash equivalents	5,998	7,441
Cash at beginning of period	39,875	26,296
Cash at end of period	$45,873	$33,737

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$3,016	$2,676
Cash paid during the period for interest	0	0

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

(3)   Inventories at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Finished goods	$1,307	$1,313
Work‑in‑process	1,342	1,270
Raw materials	2,579	2,661
Total	$5,228	$5,244

(4)   Stock-Based Compensation. At June 30, 2018, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2018 and 2017, the Company recognized $11 and $33, respectively, in stock based compensation cost.  In the six months ended June 30, 2018 and 2017, the Company recognized $42 and $69, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2017 or June 30, 2018.

(6)  Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of June 30, 2018:

		Fair Value Measurements Using
Description	Total Fair Value at 6/30/2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$0	$0	$0	$0

(7)   Global revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$891	$204	$1,095
Gynecology/Electrosurgery/Urology	2,378	3,695	6,073
Neonatal	1,031	704	1,735
Blood Pressure Monitoring and Accessories	1,181	881	2,062
Total	$5,481	$5,484	$10,965

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

Analysis of Results of Operations

a) Overview

In the second calendar quarter (2Q) and first half (1H) of 2018, UTMD achieved results which reflect that the Company remains on target to achieve beginning of year goals for 2018.

Income statement results in 2Q and 1H 2018 compared to the same periods of 2017 were as follows:

	2Q 2018	2Q 2017	change	1H 2018	1H 2017	change
Net Sales	$10,965	$10,829	+1.3%	$21,852	$21,088	+3.6%
Gross Profit	6,984	6,893	+1.3%	13,906	13,428	+3.6%
Operating Income	5,056	5,034	+0.4%	10,027	9,758	+2.7%
Income Before Tax	5,556	5,057	+9.9%	10,565	9,807	+7.7%
Net Income	4,308	3,870	+11.3%	8,400	7,405	+13.4%
Earnings per Diluted Share	1.148	1.037	+10.7%	2.239	1.985	+12.8%

Because 32% of 1H 2018 consolidated sales and 53% of 1H 2018 consolidated operating expenses are in foreign currencies, the volatility of foreign currency exchange (FX) rates for sales and expenses outside the U.S. (OUS) continued to have an impact on period-to-period relative financial results. FX rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 2Q 2018 and 1H 2018 compared to the same periods in 2017 follow:

	2Q 18	2Q 17	Change	1H 18	1H 17	Change
GBP	1.359	1.279	+6.3%	1.375	1.259	+ 9.2%
EUR	1.192	1.108	+7.5%	1.209	1.085	+11.4%
AUD	0.756	0.750	+0.8%	0.771	0.755	+ 2.1%
CAD	0.775	0.743	+4.2%	0.783	0.749	+ 4.5%

UTMD's revenues invoiced in the above foreign currencies represented 31.3% of total consolidated USD sales in 2Q 2018 and 32.2% in 1H 2018.

The weighted average positive impact on GBP, EUR, AUD and CAD currency revenues in 2Q 2018 compared to 2Q 2017 was 5.4%, increasing reported USD sales by $177.  The weighted average positive impact on GBP, EUR, AUD and CAD currency sales in 1H 2018 compared to 1H 2017 was 7.9%, increasing reported USD sales by $518. With the same FX rates as in 2017 (constant currency terms), total consolidated 2Q 2018 sales were down 0.4%, and 1H 2018 sales were up 1.2%.

UTMD's consolidated Gross Profit Margin (GPM), Gross Profit (GP) divided by sales, was consistent with the prior year's periods. Consolidated Operating Expenses (OE) were $69 higher in 2Q 2018 compared to 2Q 2017, and $210 higher in 1H 2018 compared to 1H 2017.  Eighty-three percent of the increase in 2Q 2018 OE was due to the change in FX rates.  Seventy-eight percent of the increase in 1H 2018 OE was due to the change in FX rates.  The combination of 3.6% higher revenues, the same GPM but higher OE resulted in a 2.7% increase in 1H 2018 Operating Income (OI). The 13.4% higher UTMD Net Income (NI) in 1H 2018 was primarily a result of the higher OI plus 1) non-operating income from the sale of a no longer needed storage facility in Utah, and 2) a lower U.S. income tax provision rate.

Earnings Per Diluted Share (EPS) in 1H 2018 were up only 12.8% compared to the 13.4% higher NI, because of employee option exercises and a higher dilution calculation resulting from a higher share market price.

EPS for the most recent twelve months (TTM) were $2.53 per U.S. GAAP.  This includes the 4Q 2017 recognition of a $6,288 one-time U.S. and Utah repatriation tax (REPAT) on foreign subsidiary cash and cumulative earnings (E&P) resulting from the "Tax Cuts and Jobs Act" enacted in December 2017.  Excluding the REPAT tax, TTM EPS were $4.15.

UTMD profit margins in 2Q 2018 and 1H 2018 compared to 2Q 2017 and 1H 2017 follow:

	2Q 2018 (Apr-Jun)	2Q 2017 (Apr-Jun)	1H 2018 (Jan-Jun)	1H 2017 (Jan-Jun)
Gross Profit Margin (gross profit/ sales):	63.7%	63.7%	63.6%	63.7%
Operating Income Margin (operating income/ sales):	46.1%	46.5%	45.9%	46.3%
EBT Margin (profit before income taxes/ sales):	50.7%	46.7%	48.3%	46.5%
Net Income Margin (profit after taxes/ sales):	39.3%	35.7%	38.4%	35.1%

In summary, comparing the profit margins in 2018 time periods with 2017 periods, GPM were about the same, OIM were squeezed by higher FX rates on foreign OE, the EBTM benefited from the gain from one-time sale of unneeded assets, and the NIM  benefited from the higher EBTM combined with lower U.S. income tax rates.

UTMD's Balance Sheet continued to strengthen. June 30, 2018 ending Cash and Investments were up $5.9 million and Stockholders' Equity was up $5.2 million from December 31, 2017.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of June 2018 and the end of December 2017 follow:

	June 30, 2018	December 31, 2017	change
GBP	1.320	1.352	(2.4%)
EUR	1.168	1.202	(2.9%)
AUD	0.740	0.781	(5.3%)
CAD	0.761	0.799	(4.7%)

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

Total 2Q 2018 consolidated sales were $136 (1.3%) higher than in 2Q 2017, and in 1H 2018 were $764 (3.6%) higher than in 1H 2017.  Comparing 2Q 2018 to 2Q 2017, total U.S. domestic sales were 4% higher and USD sales outside the U.S. (OUS sales) were 1% lower. Comparing 1H 2018 to 1H 2017, total U.S. domestic sales were 2% higher and OUS sales were 5% higher.

U.S. domestic sales, including direct sales to U.S. clinical facilities, OEM sales of components and finished devices to other companies, and sales of the Filshie Clip System to UTMD's exclusive U.S. distributor, CSI, were overall 4% (+$186) and 2% (+$221) higher in 2Q 2018 and 1H 2018, respectively, compared to 2Q 2017 and 1H 2017.  U.S. domestic sales are obviously not affected by FX rate fluctuations.   U.S. domestic sales were 50% of total consolidated sales in 2Q 2018 compared to 49% in 2Q 2017, and 49% in 1H 2018 compared to 50% in 1H 2017. Sales of Femcare's Filshie Clip System to CooperSurgical Inc. (CSI) for distribution in the U.S. were $14 higher in 2Q 2018 compared to 2Q 2017, and $38 lower in 1H 2018 compared to 1H 2017.  Femcare's sales to CSI were 22% of total domestic sales in 2Q 2018 compared to 23% in 2Q 2017, and 22% in 1H 2018 compared to 23% in 1H 2017. Domestic OEM sales were 26% (+$193) higher in 2Q 2018 compared to 2Q 2017, and 21% (+$324) higher in 1H 2018 compared to 1H 2017. Direct sales to U.S. user facilities were 1% ($22) lower in 2Q 2018 compared to 2Q 2017, and also 1% ($64) lower in 1H 2018 compared to 1H 2017.

The 1% lower 2Q 2018 OUS sales was due to variation in order pattern by UTMD's China distributor of BPM kits.  Shipments to the China distributor were $337 lower in 2Q 2018 compared to 2Q 2017. Excluding shipments to the China distributor in both 2Q periods, OUS sales were 6% higher in 2Q 2018.

Trade sales are sales to third parties, excluding sales from one UTMD entity to another (intercompany sales).  Ireland subsidiary trade sales were 22% of OUS sales in 2Q 2018 compared to 26% of OUS sales in 2Q 2017.  Ireland subsidiary trade sales were 22% of OUS sales in 1H 2018 compared to 25% of OUS sales in 1H 2017.  The lower portion of OUS sales by Ireland was due to the fact that BPM kits to UTMD's China distributor are shipped from Ireland.

Trade sales by UTMD's UK subsidiary, Femcare-Nikomed Ltd. (Femcare UK), were 27% of OUS sales in both 2Q and 1H 2018 compared to 24% of OUS sales in both 2Q and 1H 2017.  Included in the Femcare UK sales were the direct sales to end users in France which comprised 8% of OUS sales in 2Q 2018 and 9% of OUS sales in 1H 2018.
Sales of the Filshie Clip System in Europe (by UK and Ireland subsidiaries) were up about 15%.

Sales by UTMD's Australia subsidiary to Australia end user facilities were 9% of OUS sales in 2Q 2018 compared to 11% in 2Q 2017, and 9% in 1H 2018 compared to 11% in 1H 2017.  Filshie Clip System sales were weak, down 20% in 2Q 2018 and 13% in 1H 2018, compared to the same periods in 2017.

Sales by UTMD's Canada subsidiary direct to Canada end user facilities were 13% of OUS sales in both 2Q 2018 and 1H 2018 compared to 15% of OUS sales in both 2Q 2017 and 1H 2017.  Canada Filshie Clip System sales were also weak, down 14% in 2Q 2018 and 9% in 1H 2018, compared to the same periods in 2017.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global revenues by product category:

	2Q 2018	2Q 2017	1H 2018	1H 2017
Obstetrics	$1,095	$1,116	$2,181	$2,155
Gynecology/ Electrosurgery/ Urology	6,073	6,106	12,275	11,944
Neonatal	1,735	1,493	3,445	3,063
Blood Pressure Monitoring and Accessories*	2,062	2,114	3,951	3,926
Total:	$10,965	$10,829	$21,852	$21,088

OUS revenues by product category:

	2Q 2018	2Q 2017	1H 2018	1H 2017
Obstetrics	$204	$216	$413	$360
Gynecology/ Electrosurgery/ Urology	3,695	3,717	7,602	7,276
Neonatal	704	479	1,449	997
Blood Pressure Monitoring and Accessories*	881	1,121	1,652	1,941
Total:	$5,484	$5,533	$11,116	$10,574

*includes assemblies and molded components sold to OEM customers.

Additional comments on the above tables:

1)	Year-to-date global sales were up in all product categories.

2)
Filshie Clip System sales represented 67% of both 2Q and 1H 2018 Gyn/ES/Uro product category sales. With 2Q 2018 U.S. sales of the Filshie Clip System (to UTMD's exclusive distributor, CSI) about the same as in 2Q 2017, the higher Filshie Clip System 2Q 2018 sales in Europe offset the lower sales in Australia and Canada. For 1H 2018, global Filshie Clip System sales were up 4% despite CSI sales, representing 28% of total Filshie Clip System sales, being 2% lower.

3)
The uneven order patterns of OUS distributors is especially evident in neonatal and BPM product categories. For example, UTMD's China distributor for BPM devices ordered $337 less in 2Q 2018 than in 2Q 2017.  UTMD's OUS distributors for neonatal devices ordered $199 more in 2Q 2018 than in 2Q 2017.

Looking forward, CSI current forecasts indicate $424 lower 2H 2018 purchases than in 2H 2017, and UTMD's China distributor for BPM devices, which placed an annual fixed order, has no shipments scheduled in 4Q 2018, resulting in 2H 2018 sales another $402 lower than in 2H 2017.  Trump administration trade policies may have negative consequences as direct exports from Utah represent about 14% of total sales, which could be lost if receiving countries increase tariffs on U.S. goods.  Further, possible increased tariffs in Ireland, the UK, Australia and Canada on components and finished devices manufactured in Utah and sold on an intercompany basis could substantially increase subsidiary costs and reduce OUS sales made by UTMD's subsidiaries. While the USD was weaker in 1H 2018 than in 1H 2017, which benefited 1H 2018 sales in USD terms on a comparative basis, it presently is stronger than the average foreign FX rates in 2H 2017, which, if it persists, would have a negative effect on 2H 2018 USD sales on a comparative basis.

c) Gross Profit (GP)

GP results from subtracting the cost of manufacturing and shipping products to customers (direct materials, direct labor, manufacturing overhead and shipping costs), or the purchase price of distributed finished products manufactured by other companies, from revenues.  At UTMD, manufacturing overhead costs fully absorb indirect costs including depreciation of manufacturing equipment and facilities, quality assurance, materials requirements planning and purchasing, manufacturing engineering, production supervision, shipping, royalties paid to other entities and health plan benefits for both direct and indirect manufacturing personnel. UTMD's consolidated GPM remained consistent in 2Q 2018 despite noticeable increases in variable manufacturing costs – direct labor and materials. Just the expectation of tariffs on metals, for example, caused aluminum and stainless steel component vendors to substantially increase prices for parts used in UTMD's electrosurgical generators and specialty electrodes.  The higher variable costs were offset by better absorption of overheads and improved productivity.  Higher variable costs in combination with projected lower sales in 2H 2018, leading to lower absorption of manufacturing overheads, leads management to expect GPMs in 2H 2018 will be lower than in 2H 2017.

d) Operating Income (OI)

OI is GP minus OE comprised of general and administrative (G&A), sales and marketing (S&M) and product development (R&D) expenses. Consolidated USD-denominated OE were $1,928 in 2Q 2018 (17.6% of consolidated revenues) compared to $1,859 in 2Q 2017 (17.2% of consolidated revenues). Consolidated OE were $3,880 in 1H 2018 (17.8% of revenues) compared to $3,670 in 1H 2017 (17.4% of revenues).  In the case of OE, higher FX rates (weaker USD) for OUS OE reduce OI. The OE of UTMD's foreign subsidiaries in the aggregate in 2Q 2018 and 1H 2018 would have been $57 and $163 lower, respectively, in constant currency. In other words, the FX rate impact on OE represented 83% of the total increase in 2Q 2018 OE and 78% of the total increase in 1H 2018 OE.

OI in 2Q 2018 and 1H 2018 was $5,056 and $10,027 respectively, compared to $5,034 and $9,758 in 2Q 2017 and 1H 2017 respectively. Because of consistent GPMs and continuing tightly controlled OE, UTMD's 2Q and 1H 2018 excellent but slightly FX rate diluted OIM was 46.1% and 45.9% respectively, compared to 46.5% and 46.3% in the same periods of 2017.

Consolidated S&M expenses in 2Q 2018 were $430 (3.9% of sales) compared to $409 (3.8% of sales) in 2Q 2017, and were $839 (3.8% of sales) in 1H 2018 compared to $790 (3.8% of sales) in 1H 2017.  S&M expenses include all customer support costs including training. In general, training is not required for UTMD's products since they are well-established and have been clinically widely used. Written "Instructions For Use" are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have agreements in the U.S. and UK under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

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

R&D expenses in 2Q 2018 were $117 compared to $119 in 2Q 2017 (1.1% of sales in both periods), and were $230 in 1H 2018 compared to $238 in 1H 2017 (1.1% of sales in both periods).

Consolidated G&A expenses were $1,382 (12.6% of sales) in 2Q 2018 compared to $1,330 (12.3% of sales) in 2Q 2017, and were $2,810 (12.9% of sales) in 1H 2018 compared to $2,643 (12.5% of sales) in 1H 2017. Consolidated G&A expenses included non-cash expense from the amortization of IIA resulting from the Femcare acquisition of $542 (4.9% of consolidated revenues) in 2Q 2018 and $1,097 (5.0% of consolidated revenues) in 1H 2018, compared to $510 (4.7% of consolidated revenues) in 2Q 2017 and $1,004 (4.8% of consolidated revenues) in 1H 2017. The IIA amortization expense increases were only due to FX rate changes, since the IIA amortization expense was £399 in both 2Q 2018 and 2Q 2017, and £798 in both 1H 2018 and 1H 2017.

G&A expenses include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $11 in 2Q 2018 compared to $33 in 2Q 2017, and $42 in 1H 2018 compared to $69 in 1H 2017.

Summary comparison of (USD) consolidated operating expenses:

	2Q 2018	2Q 2017	1H 2018	1H 2017
S&M Expense	$430	$410	$839	$790
R&D Expense	117	119	230	238
G&A Expense	1,382	1,330	2,810	2,642
Total Operating Expenses:	$1,928	$1,859	$3,880	$3,670

e) Non-operating expense (NOE)/ Non-operating income (NOI)

NOE/NOI includes the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income and royalties received from licensing the Company's technology. Negative NOE is NOI.  Net NOI in 2Q 2018 was $501 compared to $23 NOI in 2Q 2017. Net NOI in 1H 2018 was $538 compared to $49 NOI in 1H 2017. Included in the 2Q 2018 NOI was a one-time $418 gain on the sale of a storage facility in Utah that is no longer needed, and a $32 gain on the sale of other investments.  The gain on remeasured foreign currency balances in 2Q 2018 was $10 compared to a loss/gain of $0 in 2Q 2017.  In 1H 2018, the gain on remeasured foreign currency balances was $8 compared to a gain of $1 in 1H 2017.  Royalties received were $19 in 2Q 2018 compared to $19 in 2Q 2017, and $41 in 1H 2018 compared to $42 in 1H 2017.

f) Income Before Income Taxes (EBT)

Consolidated EBT results from subtracting net NOE or adding NOI from or to, as applicable, consolidated OI.  Consolidated 2Q 2018 EBT was $5,556 (50.7% of sales) compared to $5,057 (46.7% of sales) in 2Q 2017. Consolidated 1H 2018 EBT was $10,565 (48.3% of sales) compared to $9,807 (46.5% of sales) in 1H 2017.   Although not directly related to sales, 2018 EBTMs were enhanced by the one-time NOI gain from sale of assets.

The EBT of Utah Medical Products, Inc. (U.S.) was $2,885 in 2Q 2018 compared to $2,233 in 2Q 2017, and $5,136 in 1H 2018 compared to $4,484 in 1H 2017. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 943 in 2Q 2018 compared to EUR 875 in 2Q 2017, and EUR 1,740 in 1H 2018 compared to EUR 1,512 in 1H 2017 . The EBT of Femcare Group Ltd (Femcare-Nikomed, Ltd., UK and Femcare Australia) was GBP 1,117 in 2Q 2018 compared to GBP 1,146 in 2Q 2017, and GBP 2,180 in 1H 2018 compared to GBP 2,306 in 1H 2017.  The 2Q 2018 EBT of Utah Medical Products Canada, Inc. was CAD 446 compared to CAD 567 in 2Q 2017, and CAD 917 in 1H 2018 compared to CAD 1,062 in 1H 2017.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2018 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (adjusted consolidated EBITDA) were $6,312 (57.6% of sales) compared to $5,779 (53.4% of sales) in 2Q 2017. Adjusted consolidated EBITDA in 1H 2018 were $12,122 (55.5% of sales) compared to $11,236 (53.3% of sales) in 1H 2017.  The increases in adjusted EBITDA were largely due to the one-time 2Q 2018 asset sales. TTM adjusted EBITDA were $22,864.

g) Net Income (NI)

NI is EBT minus a provision for income taxes.  In addition to the increase in EBT, NI in 2018 was further leveraged by lower tax provisions in the U.S. (both federal and state). NI in 2Q 2018 of $4,308 was $438 (+11.3%) higher than the NI of $3,870 in 2Q 2017.  The consolidated income tax provision rate in 2Q 2018 was 22.5% compared to 23.5% for 2Q 2017.  NI in 1H 2018 of $8,400 was $995 (+13.4%) higher than the NI of $7,405 in 1H 2017. The consolidated income tax provision rates were 20.5% in 1H 2018 and 24.5% in 1H 2017.  The combined U.S. federal and Utah state income tax rates were 25.95% in 1H 2018 compared to 39% in 1H 2017.  For foreign subsidiaries, the tax provision booked in consolidated results is based on taxable income in the applicable sovereignty, not based on U.S. GAAP EBT. In 1H 2017, UTMD held about $16 million in cash in USD currency in Ireland and UK subsidiary bank accounts, and the USD weakened relative to the applicable native currency, resulting in a translation loss for each subsidiary that created a significant 2017 tax credit for those subsidiaries in their applicable native currencies. This did not recur in 1H 2018, which offset the benefit of the reduction in the U.S. tax rates.

h) Earnings Per Share (EPS)

EPS are consolidated NI divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e., have exercise prices below the applicable period's weighted average market value). Diluted EPS in 2Q 2018 were $1.148 compared to $1.037 in 2Q 2017.  In 1H 2018, EPS were $2.239 compared to $1.985 in 1H 2017.  With some hindrance from higher diluted shares outstanding, 2Q 2018 EPS increased 10.7% (11.1 cents) compared to 2Q 2017, and 1H 2018 EPS increased 12.8% (25.4 cents) compared to 1H 2017. Looking forward, management is now projecting 2018 EPS greater than $4.00.

EPS for the most recent twelve months were $2.53, which includes the 4Q 2017 recognition of a $6,288 one-time U.S. and Utah repatriation tax (REPAT) on foreign subsidiary cash and cumulative earnings (E&P) resulting from the "Tax Cuts and Jobs Act" enacted in December 2017.  Excluding the REPAT tax, TTM EPS were $4.15.

Diluted shares outstanding used to calculate 2Q 2018 EPS were 3,753,608 compared to 3,731,859 in 2Q 2017.  The number of shares added as a dilution factor in 2Q 2018 was 23,084 compared to 15,686 in 2Q 2017. Diluted shares outstanding used to calculate 1H 2018 EPS were 3,751,072 compared to 3,730,478 in 1H 2017.  The number of shares added as a dilution factor in 1H 2018 was 23,326 compared to 15,253 in 1H 2017.

Outstanding shares at the end of 2Q 2018 were 3,731,920 which included 1H 2018 employee and outside director option exercises of 12,927 shares.  The number of shares used for calculating earnings per share was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at June 30, 2018 was 41,413 shares at an average exercise price of $45.89/ share, including shares awarded but not vested. This compares to 62,324 unexercised option shares outstanding at June 30, 2017 at an average exercise price of $46.15/ share. No option shares have been awarded to date in 2018.  Despite the lower number of outstanding option shares, the dilution factor in 2018 was higher primarily because of a higher share market price.

During both 1H 2018 and 1H 2017, UTMD did not repurchase its shares in the open market. The Company retains the financial ability for repurchasing its shares when they seem undervalued.

i) Return on Equity (ROE)

ROE is the portion of NI retained by UTMD to internally finance its growth, divided by the average accumulated stockholders' equity for the applicable time period.  Annualized ROE (before stockholder dividends) in 1H 2018 was 21% compared to 18% in 1H 2017.  The higher ROE in 1H 2018 was due to the increase in NI.  Targeting a high ROE of 20% remains a key financial objective for UTMD management.  ROE can be increased by increasing NI, or by reducing stockholders' equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j) Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $7,747 in 1H 2018 compared to $7,743 in 1H 2017.  The most significant differences in the two periods were the $995 increase in net income, a $165 benefit to cash from a smaller increase in 1H 2018 trade accounts receivable compared to 1H 2017, a $798 benefit to cash from an increase in accrued expenses in 1H 2018 resulting from the REPAT tax following a decrease in 1H 2017, and a $449 use of cash from a gain on investments and disposal of assets 1H 2018 that did not occur in the same period in 2017.

Capital expenditures for property and equipment (PP&E) were $201 in 1H 2018 compared to $114 in 1H 2017.  Depreciation of PP&E was $395 in 1H 2018 compared to $330 in 1H 2017.  The difference in depreciation was due primarily to the new facility in the UK put in service in 4Q 2017.

UTMD made cash dividend payments of $2,011 in 1H 2018 compared to $984 in 1H 2017.  The difference was due to the fact that the 2017 year-end dividend was paid in January 2018, whereas the 2016 year-end dividend was paid in December 2016. The Company did not use cash to repurchase any of its own shares during either 1H 2018 or 1H 2017.

In 1H 2018, UTMD received $347 and issued 10,488 shares of its stock upon the exercise of employee and director stock options, net of 2,439 shares retired upon employees trading those shares in payment of the stock option exercise price. Option exercises in 1H 2018 were at an average price of $44.23 per share. In comparison, in 1H 2017 the Company received $168 and issued 4,860 shares of stock on the exercise of employee and director stock options. Option exercises in 1H 2017 were at an average price of $34.67 per share.

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

k) Assets and Liabilities

June 30, 2018 total consolidated assets were $97,045, an increase of $4,300 from December 31, 2017. The increase was due to a $5,918 increase in cash and investments. Other significant changes in assets included a $909 increase in consolidated net trade receivables, a $1,656 decrease in net intangible assets, a $852 decrease in the current USD value of net property and equipment, a $617 decrease in L/T taxes payable due to payment of the first installment of the REPAT tax, and a $275 decrease in the current USD value of the deferred tax liability associated with the amortization of acquired Femcare identifiable intangible assets (IIA). UTMD's Ireland subsidiary EUR-denominated assets and liabilities were translated into USD at an FX rate 2.9% lower (weaker EUR) than the FX rate at the end of 2017. UTMD's UK subsidiary GBP-denominated assets were translated into USD at an FX rate 2.4% lower (weaker GBP) than the FX rate at the end of 2017.  UTMD's Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 5.3% lower (weaker AUD) than the FX rate at the end of 2017.  UTMD's Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 4.7% lower (weaker CAD) than the FX rate at the end of 2017.  The net book value of consolidated property, plant and equipment decreased $852 at June 30, 2018 from the end of 2017 due to period-ending changed FX rates, $201 in new asset purchases and $395 in depreciation.

Working capital (current assets minus current liabilities) was $50,748 at June 30, 2018 compared to $43,909 at December 31, 2017. Cash balances were $45,873 of the working capital. A current asset increase of $6,808 was led by the $5,918 increase in cash and investments. Current liabilities were about the same, with a slight $31 decrease from the end of 2017. UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital expenditures and projected cash dividend payments to stockholders.

June 30, 2018 intangible assets (goodwill plus other intangible assets) decreased $1,656 from the end of 2017. The decrease was due to the lower FX rate (stronger USD) for GBP Femcare intangibles as of June 30, 2018 compared to year-end 2017, plus the $1,097 1H 2018 amortization of Femcare IIA.  At June 30, 2018, net intangible assets including goodwill declined to 31% of total consolidated assets compared to 34% at year-end 2017, and 37% at June 30, 2017.

The deferred tax liability balance for Femcare IIA ($9,084 on the date of the acquisition), was $2,827 at June 30, 2018 compared to $3,102 at December 31, 2017 and $3,178 at June 30, 2017. Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare IIA, i.e. as Femcare pays its taxes in the UK without the benefit of a deduction for IIA amortization expense.

UTMD's total debt ratio (total liabilities/ total assets) as of June 30, 2018 was 14% compared to 16% at the end of 2017. UTMD's total debt ratio as of June 30, 2017 was only 10% because it did not include a REPAT tax liability enacted in December 2017.  Excluding the REPAT liability for comparison purposes, the June 30, 2018 debt ratio was 8% and the December 31, 2017 debt ratio was 9%.

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

Generally, the Company continues to effectively execute its plan as outlined above.  Based on results of 1H 2018, management expects to exceed the financial objectives for the full year of 2018 as stated in the Form SEC 10-K at the beginning of the year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8564, .8319 and .8763 EUR per USD as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively.  Exchange rates were .7578, .7395 and .7696 GBP per USD as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively.  Exchange rates were 1.3515, 1.2796 and 1.3028 AUD per USD on June 30, 2018, December 31, 2017 and June 30, 2017, respectively.  Exchange rates were 1.3141, 1.2519, and 1.2982 CAD per USD on June 30, 2018, December 31, 2017 and June 30, 2017, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

 Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2018. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2018, the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
The voluminous Acts, administrative rules to enforce the Acts and promised efforts to reform the Acts, make the U.S. medical device marketplace unpredictable, particularly for the thousands of small medical device manufacturers including UTMD that do not have the overhead structure that the larger medical device companies can afford.  Fortunately, the U.S. Congress has suspended the MDET for years of 2016 through 2019.  To the extent that the Acts will in the future continue to place additional burdens on small medical device companies in the form of the excise tax on medical device sales, additional oversight of marketing and sales activities and new reporting requirements, the result is likely to continue to be negative for UTMD's ability to effectively compete and support continued investments in new product development and marketing of specialty devices in the U.S.

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

UTMD did not purchase any of its own securities during 1H 2018.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/7/18	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/7/18	By: /s/ Brian L. Koopman
Brian L. Koopman
Principal Financial Officer