Form 10-Q
period 2018-09-30
UTAH MEDICAL PRODUCTS INC
filed 2018-11-07
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: September 30, 2018	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87‑0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:	(801) 566‑1200

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and; (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 6, 2018: 3,734,200.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2018 AND DECEMBER 31, 2017
(in thousands)
	(unaudited)	(audited)
ASSETS	SEPTEMBER 30, 2018	DECEMBER 31, 2017
Current assets:
Cash	$49,352	$39,875
Investments, available-for-sale	0	80
Accounts & other receivables, net	4,476	3,623
Inventories	4,920	5,244
Other current assets	307	366
Total current assets	59,055	49,188
Property and equipment, net	10,574	11,621
Goodwill	13,854	14,092
Other intangible assets	33,693	34,805
Other intangible assets - accumulated amortization	(18,024)	(16,961)
Other intangible assets, net	15,669	17,844
Total assets	$99,152	$92,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$668	$934
Accrued expenses	4,102	4,346
Total current liabilities	4,770	5,280
Deferred tax liability - intangible assets	2,698	3,102
Other long term liabilities	2,441	5,785
Deferred income taxes	412	456
Total liabilities	10,321	14,623

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - September 30, 2018, 3,734 shares and December 31, 2017, 3,721 shares	37	37
Accumulated other comprehensive income (loss)	(10,261)	(8,341)
Additional paid-in capital	1,297	809
Retained earnings	97,758	85,617
Total stockholders' equity	88,831	78,122

Total liabilities and stockholders' equity	$99,152	$92,745

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017
(in thousands, except per share amounts - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
Sales, net	$10,390	$10,125	$32,242	$31,213

Cost of goods sold	4,096	3,629	12,042	11,288
Gross profit	6,294	6,496	20,200	19,925

Operating expense
Selling, general and administrative	1,784	1,714	5,433	5,146
Research & development	108	103	338	341
Total operating expense	1,892	1,817	5,771	5,487
Operating income	4,402	4,679	14,429	14,438

Other income (expense)	79	17	617	65
Income before provision for income taxes	4,481	4,696	15,046	14,503

Provision for income taxes	(2,281)	1,074	(116)	3,476
Net income	$6,762	$3,622	$15,162	$11,027

Earnings per common share (basic)	$1.81	$0.97	$4.07	$2.97

Earnings per common share (diluted)	$1.80	$0.97	$4.04	$2.95

Shares outstanding - basic	3,733	3,719	3,730	3,716

Shares outstanding - diluted	3,753	3,738	3,752	3,734
Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$(385)	$1,223	$(1,920)	$3,559
Total comprehensive income	$6,377	$4,845	$13,242	$14,586

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017
(in thousands - unaudited)

	SEPTEMBER 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,162	$11,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	577	489
Amortization	1,663	1,568
(Gain) loss on investments	(32)	-
Provision for (recovery of) losses on accounts receivable	(1)	(2)
(Gain) loss on disposal of assets	(409)	-
Deferred income taxes	(352)	(281)
Stock-based compensation expense	53	99
Tax benefit attributable to exercise of stock options	44	25
Changes in operating assets and liabilities:
Accounts receivable - trade	(948)	(1,340)
Accrued interest and other receivables	0	(5)
Inventories	255	(301)
Prepaid expenses and other current assets	52	40
Accounts payable	(258)	201
Accrued expenses	(3,455)	803
Total adjustments	(2,811)	1,296
Net cash provided by operating activities	12,351	12,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(255)	(174)
Intangible assets	-	-
Purchases of investments	-	-
Proceeds from sale of:
Investments	74	-
Property and equipment	862
Net cash (used in) provided by investing activities	681	(174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	436	224
Payment of dividends	(3,018)	(1,969)
Net cash (used in) provided by financing activities	(2,582)	(1,745)

Effect of exchange rate changes on cash	(973)	738

Net increase in cash and cash equivalents	9,477	11,142

Cash at beginning of period	39,875	26,296

Cash at end of period	$49,352	$37,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$3,820	$3,753
Cash paid during the period for interest	-	-

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

(3)   Inventories at September 30, 2018, and December 31, 2017, consisted of the following:

	September 30,	December 31,
	2018	2017
Finished goods	$1,413	$1,313
Work‑in‑process	1,106	1,270
Raw materials	2,401	2,661
Total	$4,920	$5,244

(4)   Stock-Based Compensation. At September 30, 2018, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification ("ASC") 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2018, and 2017, the Company recognized $11 and $30, respectively, in stock based compensation cost.  In the nine months ended September 30, 2018, and 2017, the Company recognized $35 and $99, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2017, or September 30, 2018.

 (6)   Fair Value Measurements.  The Company follows ASC 820, Fair Value Measurement to determine fair value of its financial assets.  The following table provides financial assets carried at fair value measured as of September 30, 2018:

		Fair Value Measurements Using
Description	Total Fair Value at 9/30/2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3 )
Equities	$0	$0	$0	$0

(7)  Global revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$973	$114	$1,087
Gynecology/Electrosurgery/Urology	1,806	3,700	5,506
Neonatal	1,138	464	1,602
Blood Pressure Monitoring and Accessories	1,352	843	2,195
Total	$5,269	$5,121	$10,390

(8)   Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company's Form 10-K Annual Report for the year ended December 31, 2017, provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; A$ or AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a) Overview
In the third calendar quarter (3Q) and first nine months (9M) of 2018, UTMD achieved results which conform with the Company's previously announced goals for 2018.

Financial results in 3Q and 9M 2018, according to U.S. Generally Accepted Accounting Principles (GAAP), were masked by a favorable adjustment to UTMD's initial provisional estimate of its "one time" U.S. repatriation (REPAT) tax liability resulting from the "Tax Cuts and Jobs Act" (TCJA) enacted in December 2017.  UTMD's initial estimate of the combined Federal and Utah State REPAT tax was $6,288, recorded in 4Q 2017 financial results, the period in which the TCJA was enacted by Congress.  In 3Q 2018, after more IRS information became available and when UTMD's independent tax advisors completed the 2017 income tax return, it became known to the Company that the actual REPAT tax liability is $3,058, resulting in a favorable $3,230 adjustment to UTMD's 3Q 2018 income tax provision. In addition, there is a new Global Intangible Low-Taxed Income (GILTI) tax applicable for 2018 that resulted from the TCJA, an estimate for which is included in the 3Q 2018 tax provision for the first time. All income statement categories of UTMD's operating performance are unaffected by the REPAT tax adjustment and GILTI tax estimate except for Net Income (NI), profits after tax, and Earnings Per Share (EPS).

UTMD management believes that the presentation of results excluding the favorable REPAT tax liability adjustment, and the new 2018 GILTI tax, to its 3Q 2018 and 9M 2018 income tax provision, provides meaningful supplemental information to both management and investors that is more clearly indicative of UTMD's operating results in 2018 compared to 2017.  For clarity, there is no difference in the GAAP and non-GAAP income statement numbers except for NI and EPS.

Income statement results in 3Q and 9M 2018 compared to the same periods of 2017 were as follows:

	3Q 2018	3Q 2017	change	9M 2018	9M 2017	change
Net Sales	$10,390	$10,125	+2.6%	$32,242	$31,213	+3.3%
Gross Profit	6,294	6,496	(3.1%)	20,200	19,925	+1.4%
Operating Income	4,402	4,679	(5.9%)	14,429	14,438	(0.1%)
Income Before Tax	4,481	4,696	(4.6%)	15,046	14,503	+3.7%
NI Before REPAT Tax Adjust	3,582	3,622	(1.1%)	11,982	11,027	+8.7%
Net Income (NI)	6,762	3,622	+86.7%	15,162	11,027	+37.5%
EPS Before REPAT Tax Adjust	0.954	0.969	(1.5%)	3.194	2.953	+8.1%
Earnings per Diluted Share (EPS)	1.802	0.969	+85.9%	4.041	2.953	+36.8%

Opposite to first half (1H) 2018, UTMD's relative 3Q 2018 sales performance was reduced by a stronger USD.  Revenues in 3Q 2018 would have been $76 higher using the same foreign currency exchange (FX) rates as in the prior year ("constant currency").  However, because of the weaker USD in 1H 2018, revenues in 9M 2018 would have been $443 lower in constant currency. The FX rate change represented 43% of the 9M 2018 sales increase relative to 9M 2017. UTMD's FX rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 3Q 2018 and 9M 2018 compared to the same periods in 2017 follow:

	3Q 18	3Q 17	Change	9M 18	9M 17	Change
GBP	1.304	1.312	(0.6%)	1.351	1.277	+5.7%
EUR	1.165	1.172	(0.6%)	1.193	1.116	+7.0%
AUD	0.732	0.789	(7.2%)	0.758	0.766	(1.1%)
CAD	0.765	0.800	(4.3%)	0.778	0.764	+1.8%

UTMD's revenues invoiced in the above foreign currencies represented 32.2% of total consolidated USD sales in 3Q 2018 and 32.6% in 9M 2018.

Although sales were higher than expected, UTMD realized pressure on its operating profit margins in 3Q 2018.

The associated key profit margins (profits as a percentage of sales) compared to the same time periods in the prior calendar year were as follows:

	3Q18	3Q17	9M18	9M17
Gross Profit Margin (GPM):	60.6%	64.2%	62.7%	63.8%
Operating Income Margin (OIM):	42.4%	46.2%	44.8%	46.3%
Earnings Before Tax Margin (EBTM):	43.1%	46.4%	46.7%	46.5%
Net Income Margin (NIM):	65.1%	35.8%	47.0%	35.3%
NIM (non-GAAP):	34.5%	35.8%	37.2%	35.3%

UTMD's consolidated 9M 2018 GPM was squeezed primarily due to higher direct materials costs combined with lack of price increases to customers. Direct labor productivity was consistent with the prior year.  Consolidated Operating Expenses (OE) were $284 higher in 9M 2018 compared to 9M 2017. OE are comprised of general and administrative (G&A), sales and marketing (S&M) and product development (R&D) expenses. Sixty-one percent of the increase in total OE came from the UK subsidiary G&A. Included in G&A expenses, the UK amortization of IIA was the same in GBP in 9M 2018 as in 9M 2017, but $91 higher because of USD/GBP FX rates. Remaining 9M 2018 UK G&A expenses were $81 higher than in 9M 2017 even though expenses were just GBP 39 higher. The remaining higher OE  was due to higher worldwide S&M expenses, which were $137 higher with very little impact due to FX rates. U.S. S&M expenses were $85 higher in 9M 2018 than in 9M 2017, and OUS S&M expense were $52 higher, as a result of adding additional people and increasing trade show attendance.  The combination of a lower GPM and higher OE resulted in Operating Income (OI) about the same in 9M 2018 as in 9M 2017 despite 3% higher sales.

The 37% higher Net Income (NI) in 9M 2018 was a result of a favorable $3,230 REPAT tax adjustment less a $50 GILTI tax provision accrual and $551 higher non-operating income (NOI) compared to 9M 2017.  Excluding the REPAT tax adjustment and GILTI tax accrual, non-GAAP NI was $955 (+8.7%) higher in 9M 2018 than in 9M 2017 due to the higher NOI and an average consolidated income tax rate in 9M 2018 3.6 percentage points lower than in 9M 2017 due to the TCJA.  For the same reasons as NI, Earnings Per Diluted Share (EPS) in 9M 2018 were up 37%.  Non-GAAP EPS, excluding the REPAT tax adjustment and GILTI tax accrual, was $0.241 (+8.1%) higher in 9M 2018 than in 9M 2017.  EPS for the most recent twelve months (TTM), which included a $6,288 4Q 2017 REPAT tax accrual and the ($3,230) 3Q 2018 REPAT tax accrual adjustment were $3.37.  TTM non-GAAP EPS were $4.14.

UTMD's September 30, 2018 balance sheet compared with its December 31, 2017 balance sheet demonstrates continued strengthening. Working capital increased $10,377 in 9M 2018. Capital expenditures for property and equipment were $255 in 9M 2018, compared to depreciation expense of $577. In 9M 2018 UTMD distributed $3,018 in cash dividends to its stockholders.

UTMD's FX rates for balance sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of September 2018 and the end of September 2017 follow:

	September 30, 2018	September 30, 2017	Change
GBP	1.306	1.340	(2.6%)
EUR	1.163	1.181	(1.6%)
AUD	0.724	0.784	(7.7%)
CAD	0.774	0.799	(3.2%)

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

Total 3Q 2018 consolidated sales were $265 (+2.6%) higher than in 3Q 2017, despite a negative FX impact of ($76).  Total 9M 2018 were $1,029 (+3.3%) higher than in 9M 2017, and were helped by a favorable FX impact of +$443.  Comparing 3Q 2018 to 3Q 2017, total U.S. domestic sales were 7% higher and USD sales outside the U.S. (OUS sales) were 2% lower. Eighty-four percent of the lower 3Q 2018 OUS sales were due to FX rate differences. Comparing 9M 2018 to 9M 2017, total U.S. domestic sales were 4% higher and OUS sales were 3% higher. Ninety-eight percent of the higher 9M 2018 OUS sales were due to FX rate differences.

U.S. domestic sales were $356 (+7.2%) higher in 3Q 2018 than in 3Q 2017, and $577 (+3.7%) higher in 9M 2018 than in 9M 2017.  Domestic sales were 51% of total consolidated sales in 3Q 2018 compared to 49% in 3Q 2017, and 50% in 9M 2018 compared to 49% in 9M 2017. Sales of Femcare's Filshie Clip System to CooperSurgical Inc. (CSI) for distribution in the U.S. were $156 (23.6%) lower in 3Q 2018 compared to 3Q 2017, and $194 (6.4%) lower in 9M 2018 compared to 9M 2017.  Femcare's sales to CSI were 10% of total domestic sales in 3Q 2018 compared to 13% in 3Q 2017, and 18% in 9M 2018 compared to 20% in 9M 2017. Domestic OEM sales were $224 (+27.1%) higher in 3Q 2018 compared to 3Q 2017, and $548 (+23.4%) higher in 9M 2018 compared to 9M 2017. Direct sales to U.S. user facilities were $287 (+8.4%) higher in 3Q 2018 compared to 3Q 2017, and $223 (+2.2%) higher in 9M 2018 compared to 9M 2017.

OUS sales consolidated in USD in 3Q 2018 were $91 (1.7%) lower than in 3Q 2017, and $452 (+2.9%) higher in 9M 2018 than in 9M 2017. Constant currency OUS sales were 0.3% lower in 3Q 2018 than in 3Q 2017, and 0.1%  higher in 9M 2018 compared to 9M 2017. Trade sales are sales to third parties, excluding sales from one UTMD entity to another (intercompany sales). UK subsidiary USD-denominated OUS trade sales, including direct sales to France clinical facilities, were 26% of total OUS sales in 3Q 2018 compared to 25% in 3Q 2017, and 27% in 9M 2018 compared to 24% in 9M 2017. Included in the Femcare UK sales were the direct sales to end users in France which comprised 7% of OUS sales in both 3Q 2018 and 3Q 2017, and 8% in 9M 2018 compared to 6% in 9M 2017.  Australia subsidiary USD sales were 9% of total OUS sales in 3Q 2018 compared to 11% in 3Q 2017, and 9% in 9M 2018 compared to 11% in 9M 2017.  Ireland subsidiary USD trade sales were 29% of total OUS sales in 3Q 2018 compared to 26% in 3Q 2017, and 25% in both 9M 2018 and 9M 2017. Canada subsidiary USD sales were 11% of total OUS sales in 3Q 2018 compared to 13% in 3Q 2017, and 12% in 9M 2018 compared to 14% in 9M 2017.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global revenues by product category:

	3Q 2018	3Q 2017	9M 2018	9M 2017
Obstetrics	$1,087	$1,218	$3,268	$3,372
Gynecology/ Electrosurgery/ Urology	5,506	5,529	17,781	17,473
Neonatal	1,602	1,510	5,047	4,574
Blood Pressure Monitoring and Accessories*	2,195	1,868	6,146	5,794
Total:	$10,390	$10,125	$32,242	$31,213

OUS revenues by product category:

	3Q 2018	3Q 2017	9M 2018	9M 2017
Obstetrics	$114	$172	$527	$533
Gynecology/ Electrosurgery/ Urology	3,700	3,691	11,302	10,966
Neonatal	464	543	1,913	1,540
Blood Pressure Monitoring and Accessories*	843	805	2,495	2,746
Total:	$5,121	$5,211	$16,237	$15,785
*includes molded components sold to OEM customers.

Looking forward, sales in 4Q 2018 are expected to be lower than in 4Q 2017 from two main sources which are both related to the timing of shipments to a third party distributor:

1)
UTMD's China distributor for BPM kits has in the past typically purchased about $400 per shipment, representing about a three month supply. At the distributor's request, there were five such shipments in 2017 totaling $1,964. There have been three shipments in 9M 2018 totaling $1,248, with nothing additional scheduled for 4Q 2018. The resulting lower sales to this distributor in 4Q 2018 compared to 4Q 2017 is $425.  This distributor's annual blanket order for 2019 for $1,699, which has been received, is scheduled for four shipments.

2)
CSI, Femcare's U.S. distributor for the Filshie Clip System, per the Distribution Agreement, receives six shipments per year - typically two shipments per calendar quarter in the first half of the year, and one shipment per quarter in the second half of the year. There have been five shipments in 9M 2018 totaling $2,840 compared to $3,033 in 9M 2017. The final CSI shipment scheduled in 4Q 2018 is about $272 lower than in 4Q 2017.  As a result, total Femcare shipments to CSI in 2018 compared to 2017 are expected to be $465 (12%) lower than in 2017.  Sales to CSI in 2017 compared to 2016 were 28% higher than in 2016.

As sales to these two distributors are in fixed USD, fluctuations in FX rates do not affect the revenue numbers. Although UTMD considers the lower 4Q 2018 compared to 4Q 2017 sales to these distributors to represent quarterly order pattern fluctuations, not a trend, management does not believe that UTMD will make up the almost $700 lower 4Q 2018 sales from growth in other areas because of a likely negative change in average 4Q 2018 FX rates compared to 4Q 2017. Comparing the (above) September 30, 2018 FX rates used for balance sheet purposes with the (above) weighted-average FX rates for the 3Q 2018 income statement revenues and expenses, indicates a recent trend in declining value of foreign currencies relative to the USD.  The trend did continue in October 2018.    Although management typically does not try to project changes in FX rates, which it considers to be futile, since about one-third of total consolidated revenues are invoiced in foreign currencies, there could be a negative FX impact on same foreign currency sales relative to 4Q 2017 as much as another $100.  There is an additional 4Q FX rate negative impact risk that foreign distributors which purchase UTMD products in USDs (roughly one-sixth of total consolidated sales) might delay purchases to 2019 if they think the USD will weaken later, and they have sufficient inventory to support that gamble.

Despite the anticipated lower 4Q 2018 sales compared to 4Q 2017, UTMD expects to meet or exceed its beginning of year projection of flat sales for the 2018 year as a whole.

c) Gross Profit (GP)

GP is revenues (sales) minus the cost of manufacturing (CGS) or purchase price of finished devices for resale. CGS is comprised of direct labor (DL), direct materials (DM) and manufacturing overhead (MOH).  UTMD's consolidated GP in 3Q 2018 was $203 lower than in 3Q 2017, while sales were $265 higher. UTMD's 9M 2018 GP was only $275 higher than in 9M 2017, while sales were $1,029 higher. This GP dilution obviously resulted from lower GPMs (GP divided by sales) as shown in the table above.

DM expense represented 53.6% of CGS in 3Q 2018 compared to 50.3% of CGS in 3Q 2017. The 3Q 2017 GPM was helped by a favorable $80 adjustment in UTMD's U.S. health plan reserve (representing about 0.8 GPM percentage points for the quarter) due to better than expected employee medical cost experience, which did not recur in 3Q 2018. Except for that one-time 3Q 2017 reserve adjustment, DL and MOH productivity in both 3Q and 9M 2018 was consistent with 3Q and 9M 2017 on a variable sales basis. Expected higher tariffs are playing a role in UTMD vendor quotes for DM. With only a few exceptions, UTMD has not yet raised finished device prices to its customers in response to higher DM costs.

d) Operating Income (OI)

OI is GP minus Operating Expense (OE).  Due to lower GP and higher OE, OI in 3Q and 9M 2018 was $4,402 and $14,429 respectively, compared to $4,679 and $14,438 in 3Q and 9M 2017 respectively. Although lower OI with higher sales diluted UTMD's 3Q and 9M 2018 OIMs compared to 3Q and 9M 2017, per the table above, UTMD's continued excellent OIM remains key to its financial success.

OE are comprised of general and administrative (G&A) expenses, sales and marketing (S&M) expenses and product development (R&D) expenses. Consolidated USD-denominated OE were $1,892 in 3Q 2018 (18.2% of consolidated revenues) compared to $1,817 in 3Q 2017 (17.9% of consolidated revenues). Consolidated OE were $5,771 in 9M 2018 (17.9% of revenues) compared to $5,487 in 9M 2017 (17.6% of revenues).

OE	3Q 2018	3Q 2017	Change	9M 2018	9M2017	Change
S&M	$452	$364	+ 88	$1,291	$1,154	+ 137
G&A	1,332	1,350	(18)	4,142	3,993	+ 149
R&D	108	103	+ 5	338	341	(2)
Total OE:	$1,892	$1,817	+ 75	$5,771	$5,487	+ 284

S&M expenses were 4.3% of revenues in 3Q 2018 compared to 3.6% of revenues in 3Q 2017. In 9M 2018, S&M expenses were 4.0% of revenues compared to 3.7% of revenues in 9M 2017. Consolidated S&M expenses increased because UTMD added a marketing person in the U.S. and a fluent French-speaking S&M person in the UK to help better service direct accounts in France.  UTMD also expanded participation in clinical trade shows in 9M 2018.  In addition, although changed FX rates did not increase 3Q 2018 OUS subsidiary S&M expenses relative to 3Q 2017, they did increase 9M 2018 OUS S&M expense by $15.  In other words, 11% of the 9M consolidated S&M expense increase was due to FX rate differences.

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

G&A expenses were 12.8% of revenues in 3Q 2018 compared to 13.3% of revenues in 3Q 2017. In both 9M 2018 and 9M 2017, G&A expenses were 12.8% of revenues. G&A expenses include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $11 in 3Q 2018 compared to $30 in 3Q 2017, and $53 in 9M 2018 compared to $99 in 9M 2017.  G&A expenses also include the amortization of identifiable intangible assets (IIA) which resulted from the 2011 Femcare acquisition.  Although the amortization expense in GBP was the same for the respective periods in both 2018 and 2017, in USD terms 3Q 2018 amortization of IIA was $2 lower than in 3Q 2017, and in 9M 2018 $91 higher than in 9M 2017.  In other words, the FX rate change impact on IIA asset amortization expense represented 61% of the increase in consolidated 9M 2018 G&A expenses. Including all G&A expenses, the FX rate change represented 92% of the $149 increase in total consolidated G&A expenses in 9M 2018 compared to 9M 2017. The FX rate change represented 49% of the $18 decrease in total consolidated G&A expenses in 3Q 2018 compared to 3Q 2017. In other words, in the aggregate there were no significant changes to G&A expenses other than the FX rate impact.

R&D expenses were 1.0% of sales in both 3Q 2018 and 3Q 2017. R&D expenses were 1.0% of sales in 9M 2018 compared to 1.1% of sales in 9M 2017. As virtually all R&D expenses were in the U.S., there was no FX rate impact.

Variations in R&D expenses result from costs of projects, including engineering time, in different stages of completion. At UTMD, R&D engineers also devote much of their time to manufacturing process improvements.

e) Non-operating expense (NOE)/ Non-operating income (NOI)

NOE/NOI includes the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; 3) income from rent of underutilized property, investment income and royalties received from licensing the Company's technology; and 4) losses or gains from dispositions of assets. Negative NOE is NOI.  Net NOI in 3Q 2018 was $79 compared to $17 in 3Q 2017. Interest income on cash balances in the U.S. were $60 higher in 3Q 2018 than in 3Q 2017 due to higher interest rates and cash repatriated from OUS subsidiaries. Net NOI in 9M 2018 was $617 compared to $66 in 9M 2017.  The difference in 9M 2018 compared to 9M 2017 was largely due to a one-time $418 gain on the sale of a storage facility in Utah that was no longer needed, and a $32 gain on the sale of other investments, in 2Q 2018.  There were no similar asset dispositions in 2017. Although in all four periods of time UTMD experienced a gain on remeasured foreign currency balances (RFCB), the gains were minimal. In 3Q 2018 the RFCB gain was $3 compared to a gain of $4 in 3Q 2017.  In 9M 2018, the gain on RFCB was $10 compared to a gain of $5 in 9M 2017.  Royalties received were $18 in 3Q 2018 compared to $23 in 3Q 2017, and $60 in 9M 2018 compared to $65 in 9M 2017.

f) Income Before Income Taxes (EBT)

Consolidated EBT results from subtracting net non‑operating expense (NOE) from, or adding net non-operating income (NOI) to, OI.  NOE includes 1) any loan interest, which there was none in 2017 or 2018, 2) bank fees and 3) losses from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms, minus NOI from 1) rent of underutilized property, 2) investment income, 3) gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms, 4) gains from the sale of assets and 5) royalties received from licensing the Company's technology. NOI is negative NOE. For clarity, the REPAT tax adjustment and 2018 GILTI tax estimated accrual do not affect EBT.

Consolidated 3Q 2018 EBT was $4,481 (43.1% of sales) compared to $4,696 (46.4% of sales) in 3Q 2017. The difference was almost entirely due to lower GP in 3Q 2018 than in 3Q 2017. Consolidated 9M 2018 EBT was $15,046 (46.7% of sales) compared to $14,503 (46.5% of sales) in 9M 2017. In 9M 2018, $275 higher GP was offset by $284 higher OE.  Consequently, the $542 (+3.7%) higher EBT in 9M 2018 compared to 9M 2017 was essentially due to higher NOI. There was a $450 gain from sales of assets in 2Q 2018 that did not occur in 2017. The remeasured currency gain in 9M 2018 was $10 compared to $5 in 9M 2017. The remaining difference was due to higher interest income from UTMD's cash bank balances.

The EBT of UTMD's subsidiaries in Ireland and the UK results not only from trade sales but also intercompany sales. For clarity, the subsidiary profit resulting from intercompany sales is eliminated in UTMD's consolidated income results. Utah Medical Products, Ltd's (Ireland) EBT was EUR 2,499 in 9M 2018 compared to EUR 2,229 in 9M 2017. The higher 9M 2018 EBT in Ireland was due to 9% higher combined trade and intercompany sales. EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP 2,841 in 9M 2018 compared to GBP 3,141 in 9M 2017. The lower Femcare Group EBT in 9M 2018 was due to the combination of 1) prior 2017 international sales from the UK converted to Ireland in 2018, and 2) 12.9% lower Australia sales (in AUD) combined with a 6.6% weaker AUD compared to the GBP. The EBT of Utah Medical Products Canada, Inc. in 9M 2018 was CAD 1,246 compared to CAD 1,497 in 9M 2017.  The lower Canada EBT was due to 13.1% lower CAD sales in 9M 2018 compared to 9M 2017.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 3Q 2018 consolidated EBT excluding the noncash remeasured bank balance currency gain or loss and interest expense ("adjusted consolidated EBITDA") were $5,206 compared to $5,417 in 3Q 2017. The lower 3Q 2018 EBITDA was due to the lower GP in 3Q 2018. Adjusted consolidated EBITDA in 9M 2018 were $17,328 compared to $16,653 in 9M 2017.  Based on the 9M 2018 EBITDA results, management expects 2018 EBITDA for the year as a whole will be higher than the $21,979 EBITDA for 2017.

g) Net Income (NI)

NI is EBT minus a provision for income taxes. NI in 3Q 2018 per GAAP was substantially affected by a $3,230 favorable adjustment in UTMD's calculation of its "one-time" REPAT tax due under the TCJA enacted in December 2017.  In addition, in 3Q 2018, UTMD added its best estimate of the new GILTI tax under the TCJA, although the IRS has yet to provide complete guidance on the calculation and the State of Utah has yet to provide any guidance. As there was no REPAT tax or GILTI tax calculation included in 3Q and 9M 2017 results, comparing period-to-period financial results net of income taxes does not provide meaningful information to stockholders, in UTMD's opinion. Therefore, in addition to the GAAP results, UTMD is providing a non-GAAP NI and EPS comparison which ignores the REPAT tax adjustment and GILTI tax accrual in 3Q 2018.

In 3Q 2018, non-GAAP NI of $3,582 (34.5% of sales) was 1.1% lower than the 3Q 2017 NI of $3,622 (35.8% of sales).  Non-GAAP NI in 9M 2018 of $11,982 (37.2% of sales) was 8.7% higher than the NI of $11,027 (35.3% of sales) in 9M 2017. The higher non-GAAP NI in 9M 2018 was due to 3.7% higher EBT in combination with a lower corporate income tax rate in the U.S. The non-GAAP consolidated income tax provision rates in 3Q 2018 and 9M 2018 were 20.1% and 20.4% respectively, compared to provision rates of 22.9% in 3Q 2017 and 24.0% in 9M 2017 (before the enactment of the TCJA which lowered the U.S. corporate income tax rate from 34% to 21%).

In 3Q 2018, GAAP NI of $6,762 was 86.7% higher than the 3Q 2017 NI of $3,622.  GAAP NI in 9M 2018 of $15,162 was 37.5% higher than the NI of $11,027 in 9M 2017.

For the benefit of stockholders, UTMD believes that further discussion of its current understanding of the impact of tax law changes resulting from the TCJA might be helpful. As stockholders likely remember, 4Q 2017 results according to U.S. Generally Accepted Accounting Principles (GAAP) were affected by the recognition of an estimated "one-time" U.S. repatriation tax (REPAT tax) on foreign E&P resulting from the TCJA enacted by Congress in December 2017.  UTMD's reasonable total REPAT tax estimate was $6,288 ($1.68 per share), including an estimated Utah State assessment of $1,065 and a $362 Federal REPAT tax credit for the State REPAT tax.

As more IRS information regarding the REPAT tax rules became available during 2018, and in conjunction with completing and filing its 2017 tax returns, UTMD learned that it needed to adjust its provisional assessment as it completed a "more likely than not" assessment in 3Q 2018.  The results of the assessment are a total REPAT tax of $3,058, including an estimated Utah State assessment of $1,066 and a $362 Federal REPAT tax credit for the State REPAT tax.

The $3,230 ($0.86 per share based on 3Q 2018 diluted shares) adjusted lower REPAT tax liability has been included in 3Q 2018 financial results per SEC SAB 118. The adjustment was primarily due to the application of a Foreign Tax Credit calculation per IRS rules instead of reducing the REPAT tax obligation merely by the actual foreign taxes paid, which was the basis for the initial estimate.

New "Global Intangible Low-taxed Income" (GILTI) Tax. Supposedly, the TCJA changed the U.S. tax system from one where worldwide income of U.S. corporations was taxed (when foreign subsidiary profits were repatriated) to one which only taxes income earned within the U.S. The REPAT tax was explained to be a "one-time" tax of 15.5% on liquid assets and 8% on illiquid assets resulting from cumulative foreign E&P, regardless of whether or not prior earnings had been repatriated.  In actuality, Congress walked back from the concept of not taxing future foreign earnings by slipping in a new GILTI tax.  This new tax apparently was aimed at corporations like Apple which had transferred intangible assets to low tax sovereignties, i.e. managed highest profits to be generated in the lowest taxed countries. Although UTMD does have OUS intangible assets acquired in the acquisition of Femcare in 2011, these assets were clearly developed in the UK, not transferred from the U.S.  Also, UTMD's OUS average tax rate is about 19%, higher than the targeted low average foreign tax threshold of 13.125% over which a company like UTMD theoretically would not have to pay a GILTI tax.  However, it appears now that because of the way that the tax is calculated by IRS form rules, that nearly every company with international intangible assets will end up paying GILTI income taxes going forward.  If the State of Utah does not allow Foreign Tax Credits for GILTI Tax purposes, which remains to be determined, the annual State of Utah GILTI tax would be substantial, would eliminate any GILTI tax paid to the Federal government by virtue of the State tax credit allowed by the IRS and would clearly violate the premise of the one-time REPAT tax.  To date, according to UTMD's tax advisors, neither the IRS nor the State of Utah has provided clear rules for calculating the GILTI tax.

Using 2017 performance as a basis, assuming the corporate tax rate is not increased again during the next eight years and UTMD's current GILTI tax estimate is reasonable, the net annual gain to stockholders between the average payments of the REPAT and GILTI taxes and the higher NI resulting from lower income tax rates on future EBT is estimated to be about $280/ year, or about $.07/ share using current diluted number of shares.

In UTMD's public disclosures, management attempts to explain its expectations in forward-looking statements for the benefit of its stockholders.  However, management also acknowledges that financial estimates and other business projections are subject to change, and that the Company assumes no obligation to update or disclose revisions to its prior forward-looking statements.

h) Earnings Per Share (EPS)

EPS are consolidated NI divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are "in the money," i.e., have exercise prices below the applicable period's weighted average market value). Non-GAAP EPS of $0.954 in 3Q 2018 were 1.5% lower than the 3Q 2017 EPS of $0.969.  Non-GAAP EPS of $3.194 in 9M 2018 were 8.1% higher than the EPS of $2.953 in 9M 2017.  The 8.1% higher 9M 2018 non-GAAP EPS was due to 8.7% higher NI diluted by 0.5% higher diluted shares. Looking forward, management continues to expect to exceed its beginning of year projection for full year 2018 non-GAAP EPS.

In 3Q 2018, GAAP EPS of $1.802 were 85.9% higher than the 3Q 2017 EPS of $0.969.  GAAP EPS in 9M 2018 of $4.041 were 36.8% higher than the EPS of $2.953 in 9M 2017.

Diluted shares outstanding used to calculate 3Q 2018 EPS were 3,753,111 compared to 3,738,190 in 3Q 2017.

The number of shares added as a dilution factor in 3Q 2018 was 19,876 compared to 19,300 in 3Q 2017.

Diluted shares outstanding used to calculate 9M 2018 EPS were 3,751,830 compared to 3,734,102 in 9M 2017.  The number of shares added as a dilution factor in 9M 2018 was 22,235 compared to 17,647 in 9M 2017.

Outstanding shares at the end of 3Q 2018 were 3,734,165 which included 9M 2018 employee and outside director option exercises of 15,172 shares. The number of shares used for calculating earnings per share was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options. The total number of outstanding unexercised employee and outside director options at September 30, 2018 was 39,168 shares at an average exercise price of $46.24/ share, including shares awarded but not vested. This compares to 57,019 unexercised option shares outstanding at September 30, 2017 at an average exercise price of $45.35/ share.

Exercises of employee options and dilution from a higher share price for unexercised options increased diluted shares. In 9M 2018, no new employee options were awarded. UTMD has not to date in 2018 repurchased any of its shares in the open market. The Company retains the financial ability for repurchasing its shares when they seem undervalued.

i) Return on Equity (ROE)

ROE is the portion of NI retained by UTMD to internally finance its growth, divided by the average accumulated stockholders' equity for the applicable time period.  Annualized adjusted ROE in 9M 2018 (prior to the favorable REPAT Tax adjustment) was 14% compared to 14% in 9M 2017.  Annualized adjusted ROE (before stockholder dividends) in 9M 2018 was 19% compared to 20% in 9M 2017.  The lower adjusted ROE before dividends in 9M 2018 was due to an 11% increase in average accumulated stockholders' equity with only a 9% increase in NI.  Targeting a high ROE of 20% (before dividends) remains a key financial objective for UTMD management.  ROE can be increased by increasing NI, or by reducing stockholders' equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j) Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $12,350 in 9M 2018 compared to $12,323 in 9M 2017.  The most significant differences in the two periods were the $4,135 higher increase in net income (largely due to the REPAT Tax adjustment), offset by a $4,258 higher decrease in 9M 2018 accrued expenses (also due to the REPAT Tax adjustment),  a $441 benefit to cash from the sale of assets and non-cash investments, a $392 use of cash from a smaller decrease in accounts receivable, a $556 benefit to cash from a decrease in inventories compared to an increase in 9M 2017, and a $459 use of cash from a decrease in accounts payable in 9M 2018 compared to an increase in 9M 2017.

Capital expenditures for property and equipment (PP&E) were $255 in 9M 2018 compared to $174 in 9M 2017.   Depreciation of PP&E was $577 in 9M 2018 compared to $489 in 9M 2017.

UTMD made cash dividend payments of $3,018 in 9M 2018 compared to $1,969 in 9M 2017.  The Company did not use cash to repurchase any of its own shares during either 9M 2018 or 9M 2017.

In 9M 2018, UTMD received $436 and issued 12,733 shares of its stock upon the exercise of employee and director stock options, net of 2,439 shares retired upon employees trading those shares in payment of the stock option exercise price. Option exercises in 9M 2018 were at an average price of $43.58 per share.  In comparison, in 9M 2017 the Company received $224 and issued 6,198 shares of stock on the exercise of employee and director stock options, net of 211 shares retired upon optionees trading those shares in payment of the stock option exercise price. Option exercises in 9M 2017 were at an average price of $37.39 per share.

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

k) Assets and Liabilities

September 30, 2018 total consolidated assets were $99,151, an increase of $6,407 from December 31, 2017. The increase was primarily due to a $9,398 increase in cash and investments. Other significant changes in assets included a $852 increase in consolidated net trade receivables, a $323 decrease in consolidated inventories and a $2,413 decrease in net intangible assets. UTMD's Ireland subsidiary EUR-denominated assets and liabilities on September 30, 2018 were translated into USD at an FX rate 3.3% lower (weaker EUR relative to the USD) than the FX rate at the end of 2017. UTMD's UK subsidiary GBP-denominated assets were translated into USD at an FX rate 3.4% lower (weaker GBP) than the FX rate at the end of 2017.  UTMD's Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 7.4% lower (weaker AUD) than the FX rate at the end of 2017.  UTMD's Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 3.1% lower (weaker CAD) than the FX rate at the end of 2017.  The net book value of consolidated property, plant and equipment decreased $1,047 at September 30, 2018 from the end of 2017 due to period-ending changed FX rates, $255 in new asset purchases and $577 in depreciation.

Working capital (current assets minus current liabilities) was $54,285 at September 30, 2018 compared to $43,909 at December 31, 2017.  A current asset increase of $9,867 was dominated by the $9,398 increase in cash and investments. A current liabilities decrease of $510 was largely due to a $418 lower current portion of REPAT tax liability, since UTMD essentially paid two years' of adjusted REPAT tax liability in 2018 before it understood it had originally estimated its REPAT tax liability too high. UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital expenditures and projected cash dividend payments to stockholders.

September 30, 2018 intangible assets (goodwill plus other intangible assets) decreased $2,413 from the end of 2017.  The decrease was due to the 3.4% lower FX rate for GBP Femcare intangibles as of September 30, 2018 compared to year-end 2017, plus $1,617 9M 2018 amortization of Femcare IIA. At September 30, 2018, net intangible assets including goodwill declined to 30% of total consolidated assets compared to 34% at year-end 2017, and 36% at September 30, 2017.

The deferred tax liability balance for Femcare IIA ($9,084 on the date of the acquisition) was $2,698 at September 30, 2018, compared to $3,102 at December 31, 2017, and $3,175 at September 30, 2017.  Reduction of the deferred tax liability occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare IIA. UTMD's total debt ratio (total liabilities/ total assets) as of September 30, 2018 was 10%, including the remaining $2,526 REPAT tax liability payable over another seven years.  The total debt ratio as of December 31, 2017 was 16%, and as of September 30, 2017 (before enactment of the TCJA) was 10%.

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

In general, the Company continues to effectively execute its plan as outlined above.  Based on results of 9M 2018, management expects to exceed the financial objectives for the full year of 2018 as stated in the Form SEC 10-K at the beginning of the year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8601, .8319 and .8465 EUR per USD as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively.  Exchange rates were .7463, .7395 and .7659 GBP per USD as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively.  Exchange rates were 1.3814, 1.2796 and 1.2756 AUD per USD on September 30, 2018, December 31, 2017, and September 30, 2017, respectively.  Exchange rates were 1.2921, 1.2519, and 1.2513 CAD per USD on September 30, 2018, December 31, 2017, and September 30, 2017, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

 Item 4. Controls and Procedures

The Company's management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2018. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2018, the Company's disclosure controls and procedures were effective.

There were no changes in the Company's internal controls over financial reporting that occurred during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

UTMD did not purchase any of its own securities during 9M 2018.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/7/18	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/7/18	By: /s/ Brian L. Koopman
Brian L. Koopman
Principal Financial Officer