Form 10-Q
period 2019-03-31
UTAH MEDICAL PRODUCTS INC
filed 2019-05-09
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For quarter ended: March 31, 2019	Commission File No. 001-12575

UTAH MEDICAL PRODUCTS, INC.
(Exact name of Registrant as specified in its charter)

UTAH	87‑0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah  84047
Address of principal executive offices

Registrant's telephone number:	(801) 566‑1200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2019: 3,722,706.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2019 AND DECEMBER 31, 2018
(in thousands)
	(unaudited)	(audited)
ASSETS	MARCH 31, 2019	DECEMBER 31, 2018
Current assets:
Cash & Investments	$32,665	$51,112
Accounts & other receivables, net	4,909	3,956
Inventories	7,648	5,412
Other current assets	446	423
Total current assets	45,668	60,903
Property and equipment, net	10,238	10,359
Operating Lease - Right of Use Assets, net	442	-
Goodwill	13,842	13,703
Other intangible assets	54,639	32,979
Other intangible assets - accumulated amortization	(19,778)	(18,176)
Other intangible assets, net	34,861	14,803
Total assets	$105,051	$99,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,847	$975
Accrued expenses	4,196	4,285
Total current liabilities	7,043	5,260
Deferred tax liability - Femcare IIA	2,441	2,441
Other long term liabilities	2,496	2,540
Operating Lease Liability	405	-
Deferred income taxes	491	535
Total liabilities	12,876	10,776

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - March 31, 2019, 3,723 shares and December 31, 2018, 3,720 shares	37	37
Accumulated other comprehensive income (loss)	(10,343)	(11,290)
Additional paid-in capital	246	122
Retained earnings	102,235	100,123
Total stockholders' equity	92,175	88,992

Total liabilities and stockholders' equity	$105,051	$99,768

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018
(in thousands, except per share amounts)
(unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2019	2018
Sales, net	$10,732	$10,887

Cost of goods sold	3,959	3,965
Gross profit	6,773	6,922

Operating expense
Selling, general and administrative	2,557	1,838
Research & development	115	113
Total operating expenses	2,672	1,951
Operating income	4,101	4,971

Other income (expense)	36	37
Income before provision for income taxes	4,137	5,008

Provision for income taxes	998	916
Net income	$3,139	$4,092

Earnings per common share (basic)	$0.84	$1.10
Earnings per common share (diluted)	$0.84	$1.09

Shares outstanding (basic)	3,722	3,725
Shares outstanding (diluted)	3,738	3,748

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 and $0	$948	$1,301
Total comprehensive income	$4,087	$5,393

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018
(in thousands - unaudited)
	MARCH 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,139	$4,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	179	200
Amortization	1,271	570
Provision for (recovery of) losses on accounts receivable	-	1
Amortization of Right of Use Assets	10	-
Deferred income taxes	(142)	(76)
Stock-based compensation expense	28	30
Tax benefit attributable to exercise of stock options	13	16
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(940)	(560)
Inventories	(2,255)	(303)
Prepaid expenses and other current assets	(23)	(53)
Accounts payable	1,868	142
Accrued expenses	212	(293)
Total adjustments	221	(326)
Net cash provided by operating activities	3,360	3,766

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(12)	(173)
Intangible assets	(21,000)	-
Net cash provided by (used in) investing activities	(21,012)	(173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	97	147
Payment of dividends	(1,027)	(1,005)
Net cash provided by (used in) financing activities	(930)	(858)

Effect of exchange rate changes on cash	135	243
Net increase (decrease) in cash and cash equivalents	(18,447)	2,978
Cash at beginning of period	51,112	39,875
Cash at end of period	$32,665	$42,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$406	$788
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2019 and 2018
(In thousands - unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2018	3,720	$37	$121	$(11,290)	$100,124	$88,992
Shares issued upon exercise of employee stock options for cash	3	0	97	-	-	97
Stock option compensation expense	-	-	28	-	-	28
Foreign currency translation adjustment	-	-	-	948	-	948
Common stock dividends	-	-	-	-	(1,028)	(1,028)
Net income	-	-	-	-	3,139	3,139
Balance at March 31, 2019	3,723	$37	$246	$(10,343)	$102,235	$92,176

Balance at December 31, 2017	3,721	$37	$809	$(8,341)	$85,618	$78,123
Shares issued upon exercise of employee stock options for cash	9	0	372	-	-	372
Shares received and retired upon exercise of stock options	(2)	(0)	(225)	-	-	(225)
Stock option compensation expense	-	-	30	-	-	30
Foreign currency translation adjustment	-	-	-	1,301	-	1,301
Common stock dividends	-	-	-	-	(1,006)	(1,006)
Net income	-	-	-	-	4,092	4,092
Balance at March 31, 2018	3,728	$37	$986	$(7,040)	$88,704	$82,687

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

(1) The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10‑K for the year ended December 31, 2018.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

(2) Recent Accounting Standards.

In May 2014, new accounting guidance (ASU 2014-09) was issued that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract.  UTMD adopted this new standard on January 1, 2018, using a modified retrospective approach. In accordance with ASU 2014-09, UTMD’s revenue recognition is based on standard terms & conditions of sale for like customers in addition to contracts and the performance obligations identified in them. With very insignificant and limited exceptions, the Company’s performance obligation is met when it ships a physical product to a customer. The basis on which UTMD recognizes revenue was updated on January 1, 2018, but it did not result in a change to the process and timing of revenue recognition, because the previous revenue recognition method complies with ASU 2014-09.  Therefore, the adoption of ASU 2014-09 did not have an impact on UTMD’s financial statements.  In accordance with this adoption disaggregated revenue is presented in Note 6.

In February 2016, new accounting guidance (ASU 2016-02, Leases (Topic 842)) was issued which requires recording most leases on the balance sheet. The new lease standard requires disclosure of key information about lease arrangements and aligns many of the underlying principles of this new model with those in the new revenue recognition standard noted above. This guidance becomes effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The new guidance became effective for UTMD on January 1, 2019.  UTMD will apply the requirements using the modified retrospective method and so will not restate comparative financial statements.  Implementation of the standard resulted in addition of right of use assets and lease liabilities of $452 to the consolidated balance sheet and will require additional disclosures but will have no effect on the income statement.  UTMD’s only leases are for the parking lot at the Midvale facility and an automobile in Ireland.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Topic 825-10), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  Subsequently, in February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Topic 825-10), which clarifies certain aspects of ASU 2016-01 over certain aspects of recognition, measurement, presentation and disclosure of financial instruments. UTMD adopted ASU 2016-01 and 2018-03 effective January 1, 2018, and this guidance did not have a material impact on the UTMD’s financial statements.

The Company has determined that other recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

 (3) Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Finished goods	$3,686	$1,615
Work‑in‑process	1,129	1,103
Raw materials	2,833	2,694
Total	$7,648	$5,412

(4) Stock-Based Compensation. At March 31, 2019, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2019 and 2018, the Company recognized $28 and $30, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2018 or March 31, 2019.

(6)  Global revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,027	$312	$1,339
Gynecology/Electrosurgery/Urology	2,078	3,504	5,582
Neonatal	1,170	340	1,510
Blood Pressure Monitoring and Accessories	1,519	782	2,301
Total	$5,794	$4,938	$10,732

(7)  Leases

UTMD has operating leases for a portion of its parking lot at its Midvale facility and an automobile at its Ireland facility.  The remaining lease term on the parking lot is 12 years and on the automobile it is 3 years.  There are no options to extend or terminate the leases.  UTMD has no other leases yet to commence.  As neither lease contains implicit rates, UTMD’s incremental borrowing rate, based on information available at adoption date, was used to determine the present value of the leases.

The components of lease cost were as follows:	Three Months Ended March 31, 2019
Operating Lease Cost (in thousands)	$15
Right of Use Assets obtained in exchange for new operating lease obligations	$42

Other Information	Three Months Ended March 31, 2019
Weighted Average Remaining Lease Term - Operating Leases	11.5 years
Weighted Average Discount Rate – Operating Leases	5.4%

Operating lease liabilities/ payments (in thousands)
Operating lease payments, 2019	$60
Operating lease payments, 2020	$60
Operating lease payments, 2021	$60
Operating lease payments, 2022	$45
Operating lease payments, 2023	$45
Thereafter	$344

Reconciliation of operating lease liabilities/ payments to operating lease liabilities	(in thousands)
Total operating lease liabilities/ payments	$614
Operating lease liabilities	$442
Present value adjustment	$172

Maturities of lease liabilities were as follows:

(in thousands)

Maturities of lease liabilities were as follows:	(in thousands)
Year ending December 31,
2019	$37
2020	$38
2021	$40
2022	$27
2023	$29
Thereafter	$280

(8)  Distribution Agreement Purchase. UTMD completed the purchase of distribution rights for the FILSHIE Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019, after which CSI will no longer sell the FILSHIE Clip System and UTMD will distribute the FILSHIE Clip System directly to clinical facilities in the U.S. The $21,000 purchase price represents an identifiable intangible asset which will be straight-line amortized and recognized as part of G&A expenses over the 4.75 year remaining life of the prior CSI distribution agreement with Femcare.  As part of the agreement, UTMD also purchased the remaining CSI inventory for approximately $2,000.

(9)  Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2018 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a) Overview

Income statement results in 1Q 2019 compared to 1Q 2018 were as follows:

	1Q 2019	1Q 2018	change
Net Sales	$10,732	$10,887	( 1.4%)
Gross Profit	6,773	6,922	( 2.2%)
Operating Income	4,102	4,971	(17.5%)
Income Before Tax	4,137	5,008	(17.4%)
Net Income	3,139	4,092	(23.3%)
Earnings per Share	$0.840	$1.092	(23.1%)

Financial results in 1Q 2019 were hampered on the top line by a stronger USD, on the operating income line by new intangible asset amortization expense, and on the bottom line by a higher consolidated income tax provision rate than in 1Q 2018. Profit margins in 1Q 2019 compared to 1Q 2018 follow:

	1Q 2019 (JAN – MAR)	1Q 2018 (JAN – MAR)
Gross Profit Margin (gross profits/ sales):	63.1%	63.6%
Operating Income Margin (operating income/ sales):	38.2%	45.7%
EBT Margin (profits before income taxes/ sales):	38.5%	46.0%
Net Income Margin (profit after taxes/ sales):	29.2%	37.6%

Because 30% of consolidated sales and 39% of consolidated operating expenses are in foreign currencies, the change in foreign currency exchange (FX) rates for sales and expenses outside the U.S. (OUS) had an impact on period-to-period relative financial results. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1Q 2019 and 1Q 2018 follow:

	1Q 2019	1Q 2018	Change
GBP	1.304	1.391	(6.3%)
EUR	1.134	1.226	(7.5%)
AUD	0.713	0.786	(9.4%)
CAD	0.753	0.791	(4.8%)

The weighted average negative impact on all foreign currency sales was 7.2%, reducing reported USD sales by $237 relative to the same foreign currency sales in 1Q 2018.  In constant currency terms, i.e. using the same FX rates as in 1Q 2018, total consolidated 1Q 2019 sales were up $83 (+1%).

Other significant revenue changes in 1Q 2019 compared to 1Q 2018 had to do with the change in distribution of the Filshie Clip System in the U.S., which is described later in this report, a 54% increase in U.S. OEM sales and a pause in U.S. neonatal device exports due to regulatory re-registrations by UTMD’s distributors in Brazil and China.

UTMD’s 1Q 2019 Gross Profit Margin did not benefit from the mid-quarter acquisition of distribution rights of its Filshie Clip System (Filshie) in the U.S. from CooperSurgical Inc (CSI), because UTMD  sold remaining CSI Filshie inventory which it had acquired at the same price CSI had paid Femcare for it.  In other words, GP resulting from CSI’s price minus the cost of manufacturing had been realized in prior periods. About half of the lower GPM was due to an unfavorable quarter for expenses under UTMD’s Health Care Plan for its U.S. employees, under which UTMD self-insures.  The remaining small reduction in GPM was due to tariffs and higher raw material costs including tariffs promulgated by Trump economic policies. The productivity of UTMD’s direct labor and manufacturing overhead expenses, despite recent cost of living increases, were consistent with the prior year.

UTMD’s Operating Income Margin (OIM) was substantially reduced by a $737 expense from amortization of the $21,000 purchase price that UTMD paid CSI to acquire the remaining 4.75 years’ exclusive U.S. Filshie distribution rights.  The purchase price of CSI’s remaining exclusive distribution rights was recognized as an identifiable intangible asset (IIA).  Because the IIA amortization is on a straight-line basis over 4.75 years, and the improved GP expected from the acquisition will ramp up after the CSI inventory has been consumed, management believes that the negative comparison of UTMD’s OIM relative to prior periods was at its maximum in 1Q 2019. IIA amortization expense in total, including that remaining from the 2011 Femcare acquisition, which comprise a significant portion of General & Administrative (G&A) operating expenses, was 11.7% of consolidated sales.  In other words, UTMD’s OIM excluding IIA expense was about 50% in 1Q 2019.

A comparison of 1Q period-to-period Income Before Tax (EBT) was consistent with the OI comparison between 1Q 2019 non-operating income (NOI) which was $36 compared to $37 NOI in 1Q 2018. UTMD’s Net Income Margin (NIM) in 1Q 2019 was substantially lower than in 1Q 2018 not only because of the impact of new IIA amortization expense, but also due to a combined income tax provision rate in 1Q 2019 that was 24.1% compared to only 18.3% of EBT in 1Q 2018. The reasons for the higher provision rate were three: 1) a redistribution mix of subsidiary EBT, 2) a higher U.S. income tax provision rate, as a result of the GILTI tax slipped into the U.S. Tax Cuts and Jobs Act (TCJA), enacted in December 2017, and 3) substantial tax deductions in 1Q 2018 that did not recur in 1Q 2019 for Ireland and the UK as a result of native currency translation losses in ending USD cash balances. USD translation losses or gains in Ireland and the UK do not affect UTMD’s consolidated income statement except in accrued taxes.

UTMD’s March 31, 2019 Balance Sheet, in the absence of debt, remained strong.  Ending Cash and Investments were $32.7 million on March 31, 2019 compared to $51.1 million on December 31, 2018, after investing $23.1 million acquiring CSI’s Filshie distribution rights and remaining inventory, and paying $1.0 million in cash dividends to stockholders, during 1Q 2019. Stockholders’ Equity was up $3.2 million in the three month period from December 31, 2018.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2019 and the end of 1Q 2018 follow:

	3-31-19	3-31-18	Change
GBP	1.303	1.402	(7.1%)
EUR	1.229	1.232	(0.2%)
AUD	0.710	0.769	(7.6%)
CAD	0.749	0.775	(3.5%)

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

UTMD may have separate discounted pricing agreements with a specific clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made. For existing customers, past actual shipment volumes typically determine the fixed price by part number for the next agreement period of one year. For new customers, the customer’s best estimate of volume is usually accepted by UTMD for determining the ensuing fixed prices for the agreement period. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure that the selling price is fixed prior to the acceptance of a specific customer order.

Total consolidated 1Q 2019 UTMD sales were $154 (1.4%) lower than in 1Q 2018. Constant currency sales were $83 (+0.8%) higher. U.S. domestic sales were 10% higher and outside the U.S. (OUS) sales were 12% lower. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

Domestic sales in 1Q 2019 were $5,794 compared to $5,254 in 1Q 2018.  The components of domestic sales include 1) “direct sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie sales,  2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and  3) “Filshie sales”, which in 1Q 2018 were by UTMD’s UK subsidiary, Femcare Ltd (Femcare), to CSI for distribution in the U.S., and in 1Q 2019 were by UTMD direct to U.S. clinical users after February 1.  Direct sales, representing 60% of total domestic sales, were $260 (+8%) higher in 1Q 2019 than in 1Q 2018.  OEM sales, representing 24% of total domestic sales, were $484 (+54%) higher. However, Filshie sales were $204 (18%) lower in 1Q 2019 compared to 1Q 2018.  Filshie sales by Femcare to CSI in 1Q 2018 represented over 4 months’ worth of 2018 Filshie sales at a “wholesale” distributor price, whereas Filshie sales by UTMD in 1Q 2019 represented less than six weeks of demand at a “retail” end-user price due to a start-up conversion of customers to UTMD and CSI dumping of inventory in January.  UTMD expects this comparison will flip in the other direction for the remaining three quarters in 2019, with total 2019 domestic Filshie sales more than double 2018 domestic Filshie sales.

OUS sales in 1Q 2019 were $4,938 compared to $5,633 in 1Q 2018. OUS sales invoiced in GBP, EUR, AUD and CAD currencies were $237 lower as a result of changes in FX rates.  In other words, 34% of the lower OUS sales was due to a stronger USD. The foreign currency OUS sales in 1Q 2019 were $3,206, which was 65% of all OUS sales and 30% of total consolidated sales.  Foreign currency OUS sales in 1Q 2018 were $3,614, which was 64% of all OUS sales and 33% of total consolidated sales.  U.S. export sales in USD of neonatal devices (not affected by FX rates) were $418 lower in 1Q 2019 compared to 1Q 2018 as a result of a pause in orders from UTMD’s distributors in China and Brazil while obtaining regulatory device re-registrations.

Trade sales are sales to third parties, excluding sales from one UTMD entity to another. Ireland subsidiary 1Q 2019 trade sales were $51 higher than in 1Q 2018 despite the almost 8% weaker EUR.  Ireland EUR sales were €130 higher. Trade sales by UTMD’s UK subsidiary, Femcare Ltd, were $1,311 lower, while in GBP terms, UK trade sales were £874 lower.  Femcare Ltd trade sales suffered not only because of a 6% weaker GBP, but also because Femcare “traded” the trade sales to its third party U.S. distributor, CSI, in 1Q 2018 for intercompany sales (not trade) to its parent U.S. distributor, UTMD, in 1Q 2019.  Trade sales by UTMD’s Australia subsidiary to Australian end user facilities in 1Q 2019 were $74 lower than in 1Q 2018, as the AUD was more than 9% weaker.  Trade sales by UTMD’s Canada subsidiary to Canadian end user facilities in 1Q 2019 were $132 lower than in 1Q 2018 both as a result of a 5% weaker CAD and 14% lower native currency sales. Because of the relatively short span of time, sales results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global revenues (USD) by product category:

	1Q 2019%		1Q 2018%
Obstetrics	$1,339	12	$1,086	10
Gynecology/ Electrosurgery/ Urology	5,582	52	6,201	57
Neonatal	1,510	14	1,710	16
Blood Pressure Monitoring and Accessories*	2,301	22	1,890	17
Total:	$10,732	100	$10,887	100

OUS revenues (USD) by product category:

	1Q 2019%		1Q 2018%
Obstetrics	$312	6	$209	4
Gynecology/ Electrosurgery/ Urology	3,504	71	3,908	69
Neonatal	340	7	745	13
Blood Pressure Monitoring and Accessories*	782	16	771	14
Total:	$4,938	100	$5,633	100
*includes molded components sold to OEM customers.

c) Gross Profit (GP)

GP results from subtracting the costs of manufacturing and shipping products to customers. UTMD’s GP was $149 (2.2%) lower in 1Q 2019 than in 1Q 2018, consistent with the decrease in revenues. UTMD did not get a GPM benefit from the mid-quarter beginning of Filshie sales direct to U.S. end-users because of selling remaining CSI inventory which it acquired at the same price CSI had previously paid Femcare. GP resulting from CSI’s price minus the Femcare cost of manufacturing had been realized in prior periods. In other words, UTMD’s GP from U.S. Filshie sales in 1Q 2019 was limited to the CSI distributor margin. In addition, Femcare Ltd (UK subsidiary) did not make a GP contribution in 1Q 2019 from sales of Filshie devices to CSI which it had made in 1Q 2018. Because UTMD estimates that the remaining CSI inventory may not be depleted until the end of 3Q 2019, it does not expect a significant improvement in GPM until 4Q 2019. In addition, about half of the half percentage point lower GPM in 1Q 2019 was due to an unfavorable experience in U.S. employee medical costs, for which UTMD self-insures. Otherwise, the Company maintained the productivity of its direct labor and manufacturing overhead costs consistent with the prior 1Q 2018 period.

d) Operating Income (OI)

OI results from subtracting Operating Expenses (OE) from GP. OE, comprised of G&A expenses, S&M expenses and product development (R&D) expenses, were $2,671 in 1Q 2019 (24.9% of sales) compared to $1,952 in 1Q 2018 (17.9% of sales). Ignoring the new CSI (USD) IIA amortization expense which was not present in 2018, 1Q 2019 OE expenses were $1,935 (18.0% of sales).  A stronger USD in this instance helped OI performance by reducing OUS OE in USD terms by $75, reducing IIA amortization expense by $35 and all other OUS OE by $40.

Consolidated G&A expenses were $2,140 (19.9% of sales) in 1Q 2019 compared to $1,429 (13.1% of sales) in 1Q 2018. The G&A expenses in 1Q 2019 included $520 (4.8% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which were $555 (5.1% of sales) in 1Q 2018.  The lower USD amortization expense was the result of the stronger USD, as the Femcare amortization expense in GBP was £399 in both periods. In addition, 1Q 2019 G&A expenses included a new $737 (6.9% of sales) IIA amortization expense resulting from the purchase of the CSI remaining U.S. exclusive Filshie distribution rights.  Excluding the non-cash IIA amortization expenses, G&A expenses were $883 (8.2% of sales) in 1Q 2019 compared to $874 (8.0% of sales) in 1Q 2018.  The change in FX rates reduced 1Q 2019 OUS G&A expenses excluding IIA amortization expense by $31. The higher 1Q 2019 constant currency G&A expenses were due to TGA regulatory expenses in Australia.  G&A expenses include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $28 in 1Q 2019 compared to $30 in 1Q 2018.

S&M expenses were $417 (3.9% of sales) in 1Q 2019 compared to $409 (3.8% of sales) in 1Q 2018.  The change in FX rates reduced 1Q 2019 OUS S&M expenses by $9. The higher constant currency 1Q 2019 S&M expenses were due to incremental marketing expenses associated with beginning to market Filshie directly in the U.S.

R&D expenses in 1Q 2019 were $115 (1.1% of sales) compared to $113 (1.0% of sales) in 1Q 2018. Since almost all R&D is being carried out in the U.S., there was negligible FX impact.

Summary comparison of (USD) consolidated OE:

	1Q 2019	1Q 2018
S&M Expense	$416	$409
R&D Expense	115	113
G&A Expense	2,140	1,429
Total Operating Expenses:	$2,671	$1,952

In summary, OI in 1Q 2019 was $4,102 (38.2% of sales) compared to $4,971 (45.7% of sales) in 1Q 2018.  The new $737 IIA amortization accounted for 85% of the lower OI. The remaining decline was the result of a half percent lower GPM on slightly lower sales.

e) Non-operating expense (NOE)/ Non-operating income (NOI)

NOE/NOI includes the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology. Negative NOE is NOI.  Net NOI in 1Q 2019 was $36 compared to $37 NOI in 1Q 2018.

f) Income Before Income Taxes (EBT)

Income before income taxes (EBT) results from subtracting net non‑operating expense (NOE) or adding NOI from or to, as applicable, OI.  Consolidated 1Q 2019 EBT was $4,137 (38.5% of sales) compared to $5,008 (46.0% of sales) in 1Q 2018.  The $871 (17.4%) lower 1Q 2019 EBT compared to 1Q 2018 was consistent with the lower OI.

The EBT of Utah Medical Products, Inc. in the U.S. was $2,628 in 1Q 2019 compared to $2,252 in 1Q 2018. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 814 in 1Q 2019 compared to EUR 797 in 1Q 2018. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP 585 in 1Q 2019 compared to GBP 1,063 in 1Q 2018. The 1Q 2019 EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 355 in 1Q 2019 compared to CAD 471 in 1Q 2018.  The lower Femcare Group EBT was primarily the result of no UK shipments of Filshie devices to CSI in 1Q 2019, compared to $1,129 in 1Q 2018 shipments. The lower Femcare Canada EBT was due to lower sales activity.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2019 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated EBITDA”) were $5,665 compared to $5,810 in 1Q 2018. Management believes that the 1Q 2019 operating performance provides a start that is consistent with achieving its financial objectives for the year 2019, as previously provided in its 2018 SEC 10-K Report.

g) Net Income (NI)

NI in 1Q 2019 of $3,139 was 23.3% lower than the NI of $4,092 in 1Q 2018. UTMD’s NIM, NI divided by consolidated sales, was 29.2% in 1Q 2019 and 37.6% in 1Q 2018. The average consolidated income tax provisions (as a % of EBT) in 1Q 2019 and 1Q 2018 were 24.1% and 18.3%, respectively. The income tax provision for 1Q 2019 was higher by $241 than it would have been with the 1Q 2018 provision rate. The higher provision resulted from

1)
An ongoing GILTI tax on foreign earnings was included by Congress in the December 2017 TCJA, which purportedly levied a one-time repatriation tax on cumulative foreign earnings that would be followed by no more income taxes on foreign subsidiary earnings. Ironically, because the state of Utah does not allow foreign tax credits, the Utah State GILTI tax is so large that its deduction from federal taxable income completely negates what GILTI tax the U.S. Treasury receives, i.e. the entire benefit of the GILTI tax enactment by Congress accrues to benefit the State of Utah, not the Federal government. Because all of the provisions of the TCJA were not understood at the time, there was no GILTI tax accrual by UTMD in 1Q 2018.  The GILTI tax accrual in 1Q 2019 was $45.

2)
In 1Q 2018, lower valued USD cash balances in the UK and Ireland, when expressed in their native currencies, caused a tax deduction in those sovereignties which did not recur in 1Q 2019 because of the stronger USD. The tax provision combined difference due to USD currency balance translation was about $128.

3)
The remaining $68 tax provision difference resulted from a shift of U.S. Filshie-related EBT from the UK to the U.S., taxed at a 6.95% higher tax rate. UK Filshie sales to the U.S. were $691 lower in 1Q 2019 compared to 1Q 2018 because of the CSI inventory, and Filshie sales by UTMD in the U.S. were $925 higher in 1Q 2019 compared to (none in) 1Q 2018.

Looking forward, after the consumption of the CSI inventory, the U.S. Filshie-related EBT in the UK will be restored as a result of intercompany sales to the U.S., and Filshie-related EBT in the U.S. is expected to be more than twice as high as in 1Q 2019.  The end result is expected to be a weighted average income tax provision rate continuing to be closer to the 24% in 1Q 2019 than the 18% in 1Q 2018.

h)  Earnings Per Share (EPS)

EPS are consolidated NI divided by the weighted average number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). EPS in 1Q 2019 were 23.1% lower than in 1Q 2018, consistent with the change in NI because diluted shares used to calculate EPS were only slightly lower.  Diluted shares were 3,738,373 in 1Q 2019 compared to 3,747,780 in 1Q 2018.  The lower diluted shares in 1Q 2019 were the combined result of 15,000 shares repurchased in 4Q 2018, employee option exercises, a new option award in December 2018 and a lower dilution factor for unexercised options due to a lower share price.

Outstanding shares at the end of 1Q 2019 were 3,722,700 compared to 3,719,700 at the end of calendar year 2018. The difference was due to employee option exercises during 1Q 2019. Outstanding shares were 3,727,600 at the end of 1Q 2018. The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at March 31, 2019 was 57,350 at an average exercise price of $57.90, including shares awarded but not yet vested.  This compares to 61,020 unexercised option shares at the end of 2018 at an average exercise price of $56.78/ share, including shares awarded but not vested.

The number of shares added as a dilution factor in 1Q 2019 was 16,330 compared to 22,840 in 1Q 2018. In December 2018, 22,400 option shares were awarded to 45 employees at an exercise price of $74.64 per share. No other options were awarded in 2018, and no options were awarded in 1Q 2019.

UTMD paid $1,027 ($0.275/share) in dividends to stockholders in 1Q 2019 compared to $1,005 ($0.270/ share) paid in 1Q 2018. Dividends paid to stockholders during 1Q 2019 were 33% of NI.

Near the end of December 2018, UTMD repurchased 15,000 of its shares in the open market at $80.35/ share. During the rest of 2018 and during 1Q 2019, UTMD did not repurchase shares. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders. UTMD’s closing share price at the end of 1Q 2019 was $88.25, up 6% from the $83.08 closing price at the end of 2018.  The closing share price at the end of 1Q 2018 was $98.85.

i) Return on Equity (ROE)

ROE is the portion of NI retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  Annualized ROE (before stockholder dividends) in 1Q 2019 was 17% and in 1Q 2018 was 20%.  Targeting a high ROE of 20% remains a key financial objective for UTMD management.  ROE can be increased by increasing NI, or by reducing stockholders’ equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j) Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $3,360 in 1Q 2019 compared to $3,766 in 1Q 2018.  The most significant differences in cash provided during the two periods were the $953 lower net income offset by $700 higher amortization expense, and a $1,952 higher increase in inventories offset by a $1,726 higher increase in accounts payable. Another difference in use of cash was a $380 higher increase in accounts receivable.  Cash benefited from a $505 difference in change of accrued expenses.

Capital expenditures for property and equipment (PP&E) were $12 in 1Q 2019 compared to $173 in 1Q 2018.  Depreciation of PP&E was $179 in 1Q 2019 compared to $200 in 1Q 2018.  Both capital expenditures and depreciation are expected to increase during the balance of 2019 as the Company plans to invest in certain equipment for further developing its in-house Utah processing capabilities.

Cash dividends paid to stockholders in 1Q 2019 were $1,027 compared to $1,005 in 1Q 2018.

In 1Q 2019, UTMD received $97 and issued 2,991 shares of its stock upon the exercise of employee stock options.  Option exercises in 1Q 2019 were at an average price of $32.33 per share.  In comparison, in 1Q 2018 the Company received $147 and issued 8,620 shares of stock on the exercise of employee stock options, net of 2,439 shares retired upon employees trading those shares in payment of the stock option exercise price.  Option exercises in 1Q 2018 were at an average price of $43.17 per share.

Management believes that current cash balances, income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans. As it did in 1Q 2019, the Company may utilize cash not needed to support normal operations in one or a combination of the following:  1) in general, to continue to invest at an opportune time in ways that will enhance future profitability; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

k) Assets and Liabilities

March 31, 2019 total consolidated assets increased $5,283 from December 31, 2018 to $105,051. The increase was essentially due to a $20,197 increase in net intangible assets offset by a $15,234 decrease in current assets. Significant changes in current assets from the end of 2018 included a $953 increase in consolidated net trade receivables, a $2,235 increase in consolidated inventories and a $18,447 decrease in cash. UTMD’s Ireland subsidiary EUR-denominated assets were translated into USD at an FX rate 2.0% lower (weaker EUR) than the FX rate at the end of 2018. On the other hand, UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 2.1% higher (stronger GBP) than the FX rate at the end of 2018. UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 0.8% higher (stronger AUD) than the FX rate at the end of 2018. Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 2.1% higher (stronger CAD) than the FX rate at the end of 2018.  Consolidated net property, plant and equipment increased $320 at March 31, 2019 from December 31, 2018 due to the change in ending FX rates, $442 added for right of use assets created with the adoption of the new lease standard, $12 in new asset purchases and $179 in depreciation.

Working capital (current assets minus current liabilities) was $38,625 at March 31, 2019 compared to $55,643 at December 31, 2018.  Current liabilities increased $1,784, with a $1,939 increase in accounts payable (A/P) including a $2,048 payable to CSI for its inventory, which was paid in April. UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital investments and projected cash dividend payments to stockholders.

March 31, 2019 net intangible assets (goodwill plus other intangible assets after accumulated amortization) increased $20,197 from the end of 2018.  The increase was primarily due to the new $21,000 IIA (less $737 1Q 2019 amortization) resulting from the purchase of the CSI U.S. exclusive Filshie Clip System distribution rights. The $520 1Q 2019 amortization of IIA from UTMD’s 2011 acquisition of Femcare was largely offset by the effect of a stronger GBP on the USD value of remaining IIA. At March 31, 2019, net intangible assets including goodwill were 46% of total consolidated assets compared to 29% at year-end 2018, and 33% at March 31, 2018.

The deferred tax liability balance for the Femcare Ltd IIA ($9,084 on the date of the 2011 acquisition) was $2,496 at March 31, 2019 compared to $2,541 at December 31, 2018 and $3,111 at March 31, 2018.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare Ltd IIA. UTMD’s total debt ratio (total liabilities/total assets) as of March 31, 2019 was 12% compared to 11% as of December 31, 2018 as a result of the short term A/P due CSI for its Filshie inventory.  UTMD’s total debt ratio as of March 31, 2018 was 15%.

l) Management's Outlook

As outlined in its December 31, 2018 SEC 10-K report, UTMD’s plan for 2019 is to

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

Although 1Q 2019 financial results were negative when compared to 1Q 2018, management believes that it is on track to accomplish its previously stated objectives for the full year of 2019.

m) Accounting Policy Changes

On January 1, 2018 UTMD adopted ASU 2014-09, Revenue from Contracts with Customers. Refer to Note 2 for further information.

On January 1, 2019 UTMD adopted ASC Update No. 2016-02, Leases (Topic 842).  Refer to Note 2.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8906, .8729 and .8119 EUR per USD as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.  Exchange rates were .7672, .7837 and .7130 GBP per USD as of March 31, 2019, December 31, 2018 and March 31, 2018, respectively.  Exchange rates were 1.4083, 1.4193 and 1.3008 AUD per USD on March 31, 2019, December 31, 2018 and March 31, 2018, respectively.  Exchange rates were 1.3644, 1.3359, and 1.2895 CAD per USD on March 31, 2019, December 31, 2018, and March 31, 2018 respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation for which the Company believes the outcome may be material to its financial results.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Legislative healthcare reform in the United States, as embodied in The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) added a substantial excise tax (MDET)  in 2013-2015 that  increased administrative costs and has led to decreased revenues in the U.S.:
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

The existence of Group Purchasing Organizations (GPOs) adds non-productive costs, typically weakens the Company’s marketing and sales efforts and may result in lower revenues:
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

UTMD did not purchase any of its own securities during 1Q 2019.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 5/8/19	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 5/8/19	By: /s/ Brian L. Koopman
Brian L. Koopman
Principal Financial Officer