Form 10-Q
period 2019-06-30
UTAH MEDICAL PRODUCTS INC
filed 2019-08-09
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

Commission File No. 001-12575

UTAH MEDICAL PRODUCTS INC
(Exact name of Registrant as specified in its charter)

UTAH	87‑0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah 84047
(Address of principal executive offices) (Zip Code)

(801) 566‑1200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of each exchange on which registered:
Common stock, $0.01 par value	UTMD	NASDAQ

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ⌧   No □

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ⌧   No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated filer ⌧
Non-accelerated filer □	Smaller reporting company □
Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes □   No ⌧

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2019: 3,719,600.

UTAH MEDICAL PRODUCTS, INC.

Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2019 AND DECEMBER 31, 2018
(in thousands)
	(unaudited)	(audited)
ASSETS	JUNE 30, 2019	DECEMBER 31, 2018
Current assets:
Cash & investments	$32,880	$51,112
Accounts & other receivables, net	5,235	3,956
Inventories	7,712	5,412
Other current assets	398	423
Total current assets	46,225	60,903
Property and equipment, net	10,134	10,359
Operating lease - right of use assets, net	433	0
Goodwill	13,679	13,703
Other intangible assets	53,870	32,979
Other intangible assets - accumulated amortization	(20,980)	(18,176)
Other intangible assets, net	32,890	14,803
Total assets	$103,361	$99,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$854	$975
Accrued expenses	2,967	4,285
Total current liabilities	3,821	5,260
Deferred tax liability - Femcare IIA	2,339	2,540
Other long term liabilities	2,441	2,441
Operating lease liability	395	0
Deferred income taxes	453	535
Total liabilities	9,449	10,776

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - June 30, 2019, 3,719 shares and December 31, 2018, 3,720 shares	37	37
Accumulated other comprehensive income (loss)	(10,806)	(11,290)
Additional paid-in capital	0	122
Retained earnings	104,681	100,123
Total stockholders' equity	93,912	88,992

Total liabilities and stockholders' equity	$103,361	$99,768

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Sales, net	$11,846	$10,965	$22,579	$21,852

Cost of goods sold	4,346	3,981	8,306	7,946
Gross profit	7,500	6,984	14,273	13,906

Operating expense
Selling, general and administrative	2,906	1,811	5,463	3,649
Research & development	113	117	228	230
Total operating expenses	3,019	1,928	5,691	3,879
Operating income	4,481	5,056	8,582	10,027

Other income (expense)	84	500	120	538
Income before provision for income taxes	4,565	5,556	8,702	10,565

Provision for income taxes	1,040	1,248	2,038	2,165
Net income	$3,525	$4,308	$6,664	$8,400

Earnings per common share (basic)	$0.95	$1.15	$1.79	$2.25

Earnings per common share (diluted)	$0.94	$1.15	$1.78	$2.24

Shares outstanding - basic	3,721	3,731	3,721	3,728

Shares outstanding - diluted	3,735	3,754	3,737	3,751

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$(464)	$(2,836)	$484	$(1,535)
Total comprehensive income	$3,061	$1,472	$7,148	$6,865

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018
(in thousands - unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,664	$8,400
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	355	395
Amortization	2,902	1,128
Gain on Investments	0	(32)
Provision for (recovery of) losses on accounts receivable	(2)	1
Amortization of Right of Use Assets	19	0
(Gain) loss on disposal of assets	0	(418)
Deferred income taxes	(278)	(225)
Stock-based compensation expense	56	42
Tax benefit attributable to exercise of stock options	15	39
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,256)	(992)
Inventories	(2,322)	(45)
Prepaid expenses and other current assets	24	(3)
Accounts payable	(123)	51
Accrued expenses	(1,011)	(594)
Total adjustments	(1,621)	(653)
Net cash provided by operating activities	5,043	7,747

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(130)	(201)
Intangible assets	(21,000)	-
Proceeds from sale of investments	-	74
Proceeds from sale of property and equipment	-	862
Net cash provided by (used in) investing activities	(21,130)	735

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	171	347
Common stock purchased and retired	(398)	-
Payment of dividends	(2,055)	(2,011)
Net cash provided by (used in) financing activities	(2,282)	(1,664)

Effect of exchange rate changes on cash	137	(820)
Net increase (decrease) in cash and cash equivalents	(18,232)	5,998
Cash at beginning of period	51,112	39,875
Cash at end of period	$32,880	$45,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,937	$3,016
Cash paid during the period for interest	0	0

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Three Months and Six Months Ended June 30, 2019 and 2018
(In thousands - unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2018	3,720	$37	$121	$(11,290)	$100,123	$88,991
Shares issued upon exercise of employee stock options for cash	3	-	97	-	-	97
Stock option compensation expense	-	-	28	-	-	28
Common stock purchased and retired	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	948	-	948
Common stock dividends	-	-	-	-	(1,028)	(1,028)
Net income	-	-	-	-	3,139	3,139
Balance at March 31, 2019	3,723	$37	$246	$(10,343)	$102,234	$92,175
Shares issued upon exercise of employee stock options for cash	1	0	74	-	-	74
Stock option compensation expense	-	-	28	-	-	28
Common stock purchased and retired	(5)	(0)	(348)	-	(50)	(398)
Foreign currency translation adjustment	-	-	-	(464)	-	(464)
Common stock dividends	-	-	-	-	(1,028)	(1,028)
Net income	-	-	-	-	3,525	3,525
Balance at June 30, 2019	3,719	$37	$(0)	$(10,807)	$104,682	$93,912

Balance at December 31, 2017	3,721	$37	$809	$(8,341)	$85,617	$78,122
Shares issued upon exercise of employee stock options for cash	9	0	372	-	-	372
Shares received and retired upon exercise of stock options	(2)	(0)	(225)	-	-	(225)
Stock option compensation expense	-	-	30	-	-	30
Common stock purchased and retired	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,301	-	1,301
Common stock dividends	-	-	-	-	(1,006)	(1,006)
Net income	-	-	-	-	4,092	4,092
Balance at March 31, 2018	3,728	$37	$986	$(7,040)	$88,703	$82,687
Shares issued upon exercise of employee stock options for cash	4	0	200	-	-	200
Shares received and retired upon exercise of stock options	-	-	-	-	-	-
Stock option compensation expense	-	-	11	-	-	11
Foreign currency translation adjustment	-	-	-	(2,836)	-	(2,836)
Common stock dividends	-	-	-	-	(1,008)	(1,008)
Net income	-	-	-	-	4,308	4,308
Balance at June 30, 2018	3,732	$37	$1,197	$(9,876)	$92,004	$83,362

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

(2)  Recent Accounting Standards.

In February 2016, new accounting guidance (ASU 2016-02, Leases (Topic 842)) was issued which requires recording most leases on the balance sheet. The new lease standard requires disclosure of key information about lease arrangements and aligns many of the underlying principles of this new model with those in the new revenue recognition standard noted above. This guidance is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The new guidance became effective for UTMD on January 1, 2019.  UTMD applied the requirements using the modified retrospective method and so will not restate comparative financial statements.  Implementation of the standard resulted in addition of right of use assets and lease liabilities of $452 to the consolidated balance sheet and will require additional disclosures but will have no effect on the income statement.  UTMD’s only leases are for a portion of the parking lot at the Midvale facility and an automobile in Ireland.

The Company has determined that other recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

(3)  Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Finished goods	$3,145	$1,615
Work‑in‑process	1,217	1,103
Raw materials	3,350	2,694
Total	$7,712	$5,412

(4)  Stock-Based Compensation. At June 30, 2019, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2019 and 2018, the Company recognized $28 and $11, respectively, in stock based compensation cost.  In the six months ended June 30, 2019 and 2018, the Company recognized $56 and $42, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2018 or June 30, 2019.

(6)  Global 2Q 2019 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,038	$194	$1,232
Gynecology/Electrosurgery/Urology	3,229	3,534	6,763
Neonatal	1,149	287	1,436
Blood Pressure Monitoring and Accessories	1,580	835	2,415
Total	$6,996	$4,850	$11,846

Global 1H 2019 revenues (USD) by product category:
	Domestic	Outside US	Total
Obstetrics	$2,064	$507	$2,571
Gynecology/Electrosurgery/Urology	5,307	7,038	12,345
Neonatal	2,320	627	2,947
Blood Pressure Monitoring and Accessories	3,100	1,616	4,716
Total	$12,791	$9,788	$22,579

(7)  Leases

UTMD has operating leases for a portion of its parking lot at its Midvale facility and an automobile at its Ireland facility.  The remaining lease term on the parking lot is 12 years and on the automobile is 30 months.  There are no options to extend or terminate the leases.  UTMD has no other leases yet to commence.  As neither lease contains implicit rates, UTMD’s incremental borrowing rate, based on information available at adoption date, was used to determine the present value of the leases.

The components of lease cost were as follows:	Three Months Ended June 30, 2019
Operating Lease Cost (in thousands)	$16
Right of Use Assets obtained in exchange for new operating lease Obligations	$0

Other Information	Three Months Ended June 30, 2019
Weighted Average Remaining Lease Term - Operating Leases	12 years
Weighted Average Discount Rate – Operating Leases	5.4%

Operating lease liabilities/ payments (in thousands)
Operating lease payments, 2019	$30
Operating lease payments, 2020	$60
Operating lease payments, 2021	$60
Operating lease payments, 2022	$45
Operating lease payments, 2023	$45
Thereafter	$344

Reconciliation of operating lease liabilities/ payments to operating lease liabilities	(in thousands)
Total operating lease liabilities/ payments	$584
Operating lease liabilities – current (included in Accrued Expenses)	38
Operating lease liabilities – long term	395
Present value adjustment	$151

Maturities of lease liabilities were as follows:	(in thousands)
Year ending December 31,
2019	$37
2020	$38
2021	$40
2022	$27
2023	$29
Thereafter	$280

(8)  Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the FILSHIE Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019, after which CSI will no longer sell the FILSHIE Clip System and UTMD will distribute the FILSHIE Clip System directly to clinical facilities in the U.S. The $21,000 purchase price represents an identifiable intangible asset which will be straight-line amortized and recognized as part of G&A expenses over the 4.75 year remaining life of the prior CSI distribution agreement with Femcare.  As part of the agreement, UTMD also purchased the remaining CSI inventory for approximately $2,100.

(9) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 2nd quarter 2019.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator
Net income	3,525	4,308	6,664	8,400

Denominator
Weighted average shares, basic	3,721	3,731	3,721	3,728
Dilutive effect of stock options	14	23	16	23
Diluted shares	3,735	3,754	3,737	3,751

Earnings per share, basic	.95	1.15	1.79	2.25
Earnings per share, diluted	.94	1.15	1.78	2.24

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

Analysis of Results of Operations

a) Overview

In the second calendar quarter (2Q) and first half (1H) of 2019, UTMD achieved results which reflect that the Company remains on target to achieve beginning of year goals for 2019.

Income statement results in 2Q and 1H 2019 compared to the same periods of 2018 were as follows:

	2Q 2019	2Q 2018	change	1H 2019	1H 2018	change
Net Sales	$11,846	$10,965	+8.0%	$22,578	$21,852	+3.3%
Gross Profit	7,500	6,984	+7.4%	14,273	13,906	+2.6%
Operating Income	4,481	5,056	(11.4%)	8,582	10,027	(14.4%)
Income Before Tax	4,565	5,556	(17.8%)	8,702	10,565	(17.6%)
Net Income	3,525	4,308	(18.2%)	6,664	8,400	(20.7%)
Earnings per Diluted Share	0.944	1.148	(17.8%)	1.783	2.239	(20.4%)

Financial results in 2Q 2019 continued to be hampered on the top line by a stronger USD, on the operating income line by the new intangible asset amortization expense from UTMD’s February 2019  Filshie Clip System (Filshie device) U.S. exclusive distribution rights acquisition, and on the bottom line by a higher consolidated income tax provision rate than in 2018.  Net income was also lower because UTMD had realized $450 in non-operating income from one-time sales of unneeded assets in 2Q 2018 which did not repeat in 2Q 2019.

Because 29% of 1H 2019 consolidated sales were in foreign currencies, the volatility of foreign currency exchange (FX) rates for sales and expenses outside the U.S. (OUS) continued to have an impact on period-to-period relative financial results. FX rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 2Q 2019 and 1H 2019 compared to the same periods in 2018 follow:

	2Q 19	2Q 18	Change	1H 19	1H 18	Change
GBP	1.285	1.359	(5.4%)	1.295	1.375	(5.9%)
EUR	1.125	1.192	(5.6%)	1.129	1.209	(6.6%)
AUD	0.701	0.756	(7.3%)	0.707	0.771	(8.4%)
CAD	0.748	0.775	(3.5%)	0.750	0.783	(4.1%)

UTMD’s revenues invoiced in the above foreign currencies represented 28.6% of total consolidated USD sales in 2Q 2019 and 29.2% in 1H 2019. The weighted average negative impact on all foreign currency sales from the change in FX rates was 5.6% in 2Q 2019 and 6.1% in 1H 2019, reducing reported USD sales in 2Q 2019 by $194 relative to the same FX rates in 2Q 2018 and by $431 in 1H 2019 relative to the same FX rates in 1H 2018.  In constant currency terms, i.e. using the same FX rates as in the applicable periods in 2018, total consolidated 2Q 2019 sales were up $1,075 (+9.8%), and 1H 2019 total consolidated constant currency sales were up $1,158 (5.3%).

Other significant revenue changes in 2Q and 1H 2019 compared to the same periods in 2018 had to do with the change in distribution of Filshie devices in the U.S., which is described later in this report; a substantial increase in 1H 2019 U.S. OEM sales; a solid increase in direct sales to U.S. domestic medical facilities; and a pause in U.S. neonatal device exports due to regulatory re-registrations by third party distributors in China, Brazil and Mexico.

UTMD profit margins in 2Q 2019 and 1H 2019 compared to 2Q 2018 and 1H 2018 follow:

	2Q 2019 (Apr – Jun)	2Q 2018 (Apr – Jun)	1H 2019 (Jan – Jun)	1H 2018 (Jan – Jun)
Gross Profit Margin (gross profits/ sales):	63.3%	63.7%	63.2%	63.6%
Operating Income Margin (operating profits/ sales):	37.8%	46.1%	38.0%	45.9%
Net Income Margin (profit after taxes/ sales):	29.8%	39.3%	29.5%	38.4%

UTMD’s 2019 Gross Profit Margin (GPM) has not benefited yet from the early 2019 acquisition of distribution rights of its Filshie devices in the U.S. from CooperSurgical Inc (CSI) because of the substantial remaining CSI inventory which was repurchased by UTMD at CSI’s cost. Although UTMD has picked up the distributor margin on higher U.S. Filshie device sales, which has allowed UTMD’s total consolidated GPM to not be diluted, it has not realized any GP contribution from Femcare sales of Filshie devices to the U.S. yet.  Another way to explain this is that 71% of the 2018 GP generated by Femcare sales of Filshie devices to the U.S. (to third party distributor CSI) was recorded in 1H 2018, whereas in 1H 2019 Femcare’s GP contribution from sales of Filshie devices to the U.S. (to intercompany distributor UTMD) has been zero.  Profit in inventory from intercompany sales is eliminated when consolidating financial results (i.e. not recognized until the devices are sold to a third party).  UTMD estimates the remaining CSI repurchased inventory will likely last well into 4Q 2019.   The slightly lower consolidated GPM was due primarily to a disproportionate increase in U.S. OEM sales which are at a lower average GPM.

On the other hand, UTMD’s Operating Income Margin (OIM) was substantially reduced by a 1H $1,842 expense from straight-line amortization of the $21,000 purchase price that UTMD paid CSI to acquire the remaining 4.75 years’ exclusive U.S. Filshie device distribution rights.  The purchase price of CSI’s remaining exclusive distribution rights was recognized as an identifiable intangible asset (IIA).  Because the IIA amortization began on February 1 and expensed on a straight-line basis over 4.75 years, the expected improved GPM from the acquisition will ramp up after the CSI inventory has been consumed and as UTMD is able to grow Filshie device sales in the U.S.  IIA amortization expense in total, including that remaining from the 2011 Femcare Group acquisition, which comprises a significant portion of General & Administrative (G&A) operating expenses, was 13.7% of 2Q 2019 consolidated sales and 12.7% of 1H 2019 consolidated sales.  In other words, UTMD’s OIM excluding Femcare-related IIA amortization expense was 51% in both 2Q and 1H 2019.

On top of the period-to-period differences in OI, additional differences in Income Before Tax (EBT) were due mainly to the $450 non-operating income (NOI) from sale of unneeded assets in 2Q 2018 that did not repeat in 2Q 2019.  Net NOI was $85 in 2Q 2019 compared to $501 in 2Q 2018, and $120 in 1H 2019 compared to $538 in 1H 2018.

UTMD’s Net Income Margin (NIM) in 2Q and 1H 2019 was incrementally lower than in the same periods of 2018 not only because of the EBT differences, but also due to combined entity income tax provision rates that were 22.8% in 2Q 2019 compared to 22.5% of EBT in 2Q 2018, and 23.4% in 1H 2019 compared to 20.5% in 1H 2018. The reasons for the higher estimated provision rate were a different mix of subsidiary EBT (with varying tax rates) and a higher U.S. income tax provision rate as a result of the GILTI tax slipped into the U.S. Tax Cuts and Jobs Act (TCJA), enacted in December 2017, which was not in the estimated provision of UTMD in 1H 2018.

UTMD’s FX rates for balance sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of June 2019 and the end of June 2018 follow:

	June 30, 2019	June 30, 2018	Change
GBP	1.271	1.320	( 3.7%)
EUR	1.138	1.168	( 2.5%)
AUD	0.701	0.740	( 5.2%)
CAD	0.765	0.761	+0.5%

UTMD’s June 30, 2019 Balance Sheet, in the absence of debt, remained strong.  Ending Cash and Investments were $32.9 million on June 30, 2019 compared to $51.1 million on December 31, 2018, after investing $23.1 million acquiring CSI’s Filshie device distribution rights and remaining inventory, paying $2.1 million in cash dividends to stockholders and repurchasing $0.4 million in UTMD stock during 1H 2019.  Stockholders’ Equity was up $4.9 million in the six month period from December 31, 2018 after netting the combined $2.5 million in dividends and stock repurchases which reduced Stockholders’ Equity.

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

Total consolidated 2Q 2019 UTMD sales were $881 (+8.0%) higher than in 2Q 2018. Constant currency sales were $1,075 (+9.8%) higher. Total consolidated 1H 2019 UTMD sales were $727 (+3.3%) higher than in 1H 2018.  Constant currency sales in 1H 2019 were $1,158 (+5.3%) higher than in 1H 2018.

In 2Q 2019 compared to 2Q 2018, U.S. domestic sales were 28% higher and outside the U.S. (OUS) sales were 12% lower.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  In 1H 2019 compared to 1H 2018, U.S. domestic sales were 19% higher and outside the U.S. (OUS) sales were 12% lower than in 1H 2018.

Domestic sales in 2Q 2019 were $6,997 compared to $5,481 in 2Q 2018.  Domestic sales in 1H 2019 were $12,791 compared to $10,736 in 1H 2018.  The components of domestic sales include 1) “direct sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie sales,  2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and  3) “Filshie sales”, which in 2018 were by UTMD’s UK subsidiary, Femcare Ltd (Femcare), to CSI for distribution in the U.S., and in 2019 were by UTMD direct to U.S. clinical users after February 1.  Domestic direct sales in 2Q 2019 excluding Filshie devices, representing 51% of total domestic sales, were $256 (+8%) higher than in 2Q 2018.  Domestic direct sales in 1H 2019 excluding Filshie devices, representing 55% of total domestic sales, were $517 (+8%) higher than in 1H 2018.  OEM sales in 2Q 2019, representing 20% of total domestic sales, were $487 (+52%) higher than in 2Q 2018. OEM sales in 1H 2019, representing 22% of total domestic sales, were $971 (+53%) higher than in 1H 2018.  Filshie device sales direct to U.S. domestic end-user facilities were $772 (+64%) higher in 2Q 2019 compared to Filshie device sales to CSI in 2Q 2018.  Filshie device sales direct to U.S. domestic end-user facilities were $568 (+24%) higher in 1H 2019 compared to Filshie device sales to CSI in 1H 2018.  Filshie device sales by Femcare to CSI in 1H 2018 represented 71% of total 2018 U.S. Filshie device sales.

OUS sales in 2Q 2019 were $4,850 compared to $5,484 in 2Q 2018. OUS sales in 1H 2019 were $9,788 compared to $11,116 in 1H 2018. OUS sales invoiced in GBP, EUR, AUD and CAD currencies were $194 lower in 2Q 2019 and $431 lower in 1H 2019 as a result of changes in FX rates.  In other words, 31% of the lower 2Q 2019 OUS sales and 32% of the lower 1H 2019 OUS sales were due to a stronger USD. The foreign currency OUS sales in 2Q 2019 were $3,385, which was 70% of all OUS sales and 29% of total consolidated sales.  In comparison, foreign currency OUS sales in 2Q 2018 were $3,429, which was 63% of all OUS sales and 31% of total consolidated sales.  The foreign currency OUS sales in 1H 2019 were $6,590, which was 67% of all OUS sales and 29% of total consolidated sales.  Foreign currency OUS sales in 1H 2018 were $7,042, which was 63% of all OUS sales and 32% of total consolidated sales. U.S. export sales of neonatal devices (invoiced in USD) were $408 lower in 2Q 2019 compared to 2Q 2018, and $826 lower in 1H 2019 compared to 1H 2018, as a result of a pause in orders from UTMD distributors in China, Brazil and Mexico, presumably while obtaining regulatory device re-registrations.

Trade sales are sales to third parties, excluding sales from one UTMD entity to another (intercompany sales).  USD-denominated OUS trade sales are affected by the change in FX rates. FX rates were down 4-8% relative to the USD, depending on the time period and sovereignty per the table above.

Ireland subsidiary USD-denominated trade sales were 33% of OUS sales in 2Q 2019 compared to 22% of OUS sales in 2Q 2018.  Ireland subsidiary USD-denominated trade sales were 30% of OUS sales in 1H 2019 compared to 22% of OUS sales in 1H 2018.  The higher portion of OUS sales by Ireland was due to the transfer of manufacture for some devices sold to European customers previously manufactured in the U.S., and a strong quarter for international distributor demand, which varies from quarter-to-quarter due to larger purchase quantities.

USD-denominated trade sales by UTMD’s UK subsidiary, Femcare-Nikomed Ltd. (Femcare UK), were 26% of OUS sales in 2Q 19 and 27% in 1H 2019, compared to 27% of OUS sales in both 2Q and 1H 2018.  Included in the Femcare UK sales were the direct sales to end users in France which comprised 9% of OUS sales in 2Q 2019 and 10% of OUS sales in 1H 2019.

USD-denominated sales by UTMD’s Australia subsidiary to Australia end user facilities were 9% of OUS sales in both 2Q 2019 and 1H 2019, compared to 9% of OUS sales in both 2Q 2018 and 1H 2018.

USD-denominated sales by UTMD’s Canada subsidiary direct to Canada end user facilities were 12% of OUS sales in both 2Q 2019 and 1H 2019, compared to 13% of OUS sales in both 2Q 2018 and 1H 2018.

The following table provides USD-denominated sales amounts divided into general product categories for total revenues and the subset of OUS revenues:

Global revenues by product category:

	2Q 2019	2Q 2018	1H 2019	1H 2018
Obstetrics	$1,232	$1,095	$2,571	$2,181
Gynecology/ Electrosurgery/ Urology	6,763	6,073	12,345	12,275
Neonatal	1,436	1,806	2,947	3,603
Blood Pressure Monitoring and Accessories*	2,415	1,991	4,716	3,793
Total:	$11,846	$10,965	$22,579	$21,852

OUS revenues by product category:

	2Q 2019	2Q 2018	1H 2019	1H 2018
Obstetrics	$194	$204	$507	$413
Gynecology/ Electrosurgery/ Urology	3,534	3,695	7,038	7,602
Neonatal	287	707	627	1,455
Blood Pressure Monitoring and Accessories*	835	878	1,616	1,646
Total:	$4,850	$5,484	$9,788	$11,116
*includes assemblies and molded components sold to OEM customers.

Additional comments on the above tables:

1)
Year-to-date global sales were up 3% despite $828 lower international neonatal product sales (not materially affected by the change in FX rates because they are manufactured in the U.S. and generally invoiced in USD) plus $431 lower other international  sales invoiced in foreign currencies due to a stronger USD.

2)	Filshie Clip System sales represented 67% of 2Q 2019 Gyn/ES/Uro product category sales, and 65% in 1H 2019.

Year-to-date Global Filshie Clip System sales were 2% lower due to the impact of FX rates.

Looking forward, UTMD expects that 2H 2019 U.S. domestic direct end-user sales of Filshie devices should exceed 2H 2018 Filshie device sales to CSI by about $3,000 (+317%), resulting in total 2019 domestic Filshie device sales more than double 2018 domestic Filshie device sales. UTMD also expects 2H 2019 OEM domestic sales, which were 53% higher in 1H 2019 compared to 1H 2018, to continue to substantially grow.  The effect of a stronger USD may continue to diminish foreign currency sales in 2H 2019 by an unpredictable amount.  Whether or not UTMD can recover lost neonatal device distributor sales in China, Brazil and Mexico in 2H 2019 is also unpredictable.

c) Gross Profit (GP)

GP results from subtracting the costs of manufacturing and shipping products to customers. UTMD’s GP was $516 (+7.4%) higher in 2Q 2019 than in 2Q 2018, and $366 (+2.6%) higher in 1H 2019 than in 1H 2018, roughly consistent with the increase in revenues. UTMD did not get a GPM increase from the February beginning of Filshie device sales direct to U.S. end-users because of selling remaining CSI inventory which it acquired at the same price CSI had previously paid Femcare. In other words, GP resulting from CSI’s price minus the Femcare cost of manufacturing had been realized in 2018, leaving only the distributor margin to-date in 2019. Because UTMD estimates that the remaining CSI inventory may not be depleted until at least 4Q 2019, the Company does not expect a significant improvement in GPM until next year 2020. To date in 2019, the Company has been able to maintain the productivity of its direct labor and manufacturing overhead costs consistent with the prior year’s periods.

d) Operating Income (OI)

OI results from subtracting Operating Expenses (OE) from GP. OE, comprised of G&A expenses, sales and marketing (S&M) expenses and product development (R&D) expenses, were $3,019 in 2Q 2019 (25.5% of sales) compared to $1,928 in 2Q 2018 (17.6% of sales). OE were $5,691 in 1H 2019 (25.2% of sales) compared to $3,880 in 1H 2018 (17.8% of sales).

Ignoring the new IIA amortization expense (from purchasing the CSI distribution agreement) which was not present in 2018, 2Q 2019 OE expenses were $1,914 (16.2% of sales), and 1H 2019 OE expenses were $3,849 (17.0% of sales).  In 2Q 2019 compared to 2Q 2018, a stronger USD reduced OUS OE excluding Femcare IIA amortization expense in USD terms by $26.  The £399 Femcare IIA amortization expense in both 2Q 2019 and 2Q 2018 was reduced by $30.  In 1H 2019 compared to 1H 2018, a stronger USD reduced OUS OE excluding Femcare IIA amortization expense in USD terms by $64.  The constant £798 Femcare IIA amortization expense was reduced by $65.

Consolidated G&A expenses were $2,440 (20.6% of sales) in 2Q 2019 compared to $1,382 (12.6% of sales) in 2Q 2018. The G&A expenses in 2Q 2019 included $512 (4.3% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which were $542 (4.9% of sales) in 2Q 2018.  The lower USD amortization expense was the result of the stronger USD, as the Femcare amortization expense in GBP was £399 in both periods. In addition, 2Q 2019 G&A expenses included a new $1,105 (9.3% of sales) IIA amortization expense resulting from the purchase of the CSI U.S. exclusive Filshie devices distribution rights.  Excluding the Filshie-related non-cash IIA amortization expenses, G&A expenses were $823 (6.9% of sales) in 2Q 2019 compared to $839 (7.7% of sales) in 2Q 2018.  The change in FX rates reduced 2Q 2019 OUS G&A expenses excluding IIA amortization expense by $18.

Consolidated G&A expenses were $4,580 (20.3% of sales) in 1H 2019 compared to $2,810 (12.9% of sales) in 1H 2018. The G&A expenses in 1H 2019 included $1,032 (4.6% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which were $1,097 (5.0% of sales) in 1H 2018.  The lower USD amortization expense was the result of the stronger USD, as the Femcare amortization expense in GBP was £798 in both periods.

In addition, 1H 2019 G&A expenses included a new $1,842 (8.2% of sales) IIA amortization expense resulting from the purchase of the CSI U.S. exclusive Filshie devices distribution rights. The new IIA amortization expense was $1,105 in 2Q 2019 (9.3% of sales), the first full quarter of amortization expense related to the acquisition.

Excluding the Filshie-related non-cash IIA amortization expenses, G&A expenses were $1,706 (7.6% of sales) in 1H 2019 compared to $1,713 (7.8% of sales) in 1H 2018.  The change in FX rates reduced 1H 2019 OUS G&A expenses excluding IIA amortization expense by $46.

G&A expenses include the cost of outside financial auditors and corporate governance activities related to the implementation of SEC rules resulting from the Sarbanes-Oxley Act of 2002, as well as estimated stock-based compensation cost, a noncash expense. Option compensation expense included in G&A expenses was $28 in 2Q 2019 compared to $11 in 2Q 2018, and $56 in 1H 2019 compared to $42 in 1H 2018.  The change was due to options awarded to employees in December 2018.

Consolidated S&M expenses were $466 (3.9% of sales) in 2Q 2019 compared to $430 (3.9% of sales) in 2Q 2018.  S&M expenses were $883 (3.9% of sales) in 1H 2019 compared to $839 (3.8% of sales) in 1H 2018.  S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s products since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have agreements in the U.S. and UK under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

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

The change in FX rates reduced 2Q 2019 OUS S&M expenses by $9, and 1H 2019 OUS S&M expenses by $18. The higher 2019 S&M expenses were due to incremental marketing expenses associated with beginning to market Filshie devices directly in the U.S.

R&D expenses in 2Q 2019 were $113 (1.0% of sales) compared to $117 (1.1% of sales) in 2Q 2018. R&D expenses in 1H 2019 were $228 (1.0% of sales) compared to $230 (1.1% of sales) in 1H 2018. Since almost all R&D is being carried out in the U.S., the FX impact was negligible.

Summary comparison of (USD) consolidated operating expenses:

	2Q 2019	2Q 2018	1H 2019	1H 2018
S&M Expense	$466	$430	$883	$839
R&D Expense	113	117	228	230
G&A Expense	2,440	1,382	4,580	2,810
Total Operating Expenses:	$3,019	$1,928	$5,691	$3,880

e) Non-operating expense (NOE)/ Non-operating income (NOI)

NOE/NOI includes the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology. Negative NOE is NOI.  Net NOI in 2Q 2019 was $85 compared to $501 NOI in 2Q 2018.  Net NOI in 1H 2019 was $120 compared to $538 NOI in 1H 2018. Included in the 2Q 2018 NOI was a one-time $418 gain on the sale of a storage facility in Utah that is no longer needed, and a $32 gain on the sale of other investments.

The gain on remeasured foreign currency balances in 2Q 2019 was $3 compared to a gain of $10 in 2Q 2018.  In 1H 2019, a loss of $46 on remeasured foreign currency balances was recognized compared to a gain of $8 in 1H 2018.  Royalties received were $4 in 2Q 2019 compared to $19 in 2Q 2018, and $6 in 1H 2019 compared to $41 in 1H 2018.  The royalties received in both years were part of the former distribution agreement with CSI which was terminated as of February 1, 2019.

f) Income Before Income Taxes (EBT)

Consolidated EBT results from subtracting net non‑operating expense (NOE) or adding NOI from or to, as applicable, OI.  Consolidated 2Q 2019 EBT was $4,565 (38.5% of sales) compared to $5,556 (50.7% of sales) in 2Q 2018.  Consolidated 1H 2019 EBT was $8,702 (38.5% of sales) compared to $10,565 (48.3% of sales) in 1H 2018.

NOE/NOI includes the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology. Negative NOE is NOI.  Net NOI in 2Q 2019 was $85 compared to $501 NOI in 2Q 2018.  In 2Q 2018, UTMD realized $450 NOI from the sale of unneeded assets which did not repeat in 2Q 2019.  Net NOI in 1H 2019 was $120 compared to $538 NOI in 1H 2018.

The EBT of Utah Medical Products, Inc. in the U.S. was $5,515 in 1H 2019 compared to $5,136 in 1H 2018. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 1,479 in 1H 2019 compared to EUR 1,740 in 1H 2018. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP 1,172 in 1H 2019 compared to GBP 2,180 in 1H 2018. The 1H 2019 EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 732 in 1H 2019 compared to CAD 917 in 1H 2018.  EBT of subsidiaries varies as a result of intercompany shipments. The lower Femcare Group EBT was primarily the result of the lack of any UK shipments of Filshie devices to CSI in 2019. The lower Femcare Canada EBT was due to lower sales activity.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2019 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated EBITDA”) were $6,397 compared to $6,312 in 2Q 2018.  1H 2019 adjusted consolidated EBITDA were $12,062 compared to $12,122 in 1H 2018 which included a $450 gain from sale of assets which did not recur in 2019.  Management believes that 1H 2019 performance has set up conditions for a substantial improvement in adjusted consolidated EBITDA in 2H 2019 compared to 2H 2018. 1H 2019 operating performance was consistent with achieving UTMD’s overall financial objectives for the year 2019, as previously provided in its 2018 SEC 10-K Report.

g) Net Income (NI)

NI is EBT minus a provision for income taxes.  NI in 2Q 2019 of $3,525 was 18.2% lower than the NI of $4,308 in 2Q 2018. UTMD’s NIM, NI divided by consolidated sales, was 29.8% in 2Q 2019 and 39.3% in 1Q 2018. The average consolidated income tax provisions (as a % of EBT) in 2Q 2019 and 2Q 2018 were 22.8% and 22.5%, respectively.

NI in 1H 2019 of $6,664 was 20.7% lower than the NI of $8,400 in 1H 2018. UTMD’s NIM was 29.5% in 1H 2019 and 38.4% in 1H 2018. The average consolidated income tax provisions (as a % of EBT) in 1H 2019 and 1H 2018 were 23.4% and 20.5%, respectively.

The differences in period-to-period NI were consistent with the differences in EBT leveraged by a slightly higher estimated consolidated income tax rate. The higher estimated income tax provisions in 1H 2019 were due to 1) no 1H 2018 estimate for the new GILTI tax levied as part of the TCJA enacted by Congress in December 2017, 2) a shift of U.S. Filshie-related EBT from the UK to the U.S. taxed at a 6.95% higher tax rate, and 3) offset by a higher remeasured currency loss for lower valued foreign currency cash balances.

h)   Earnings Per Share (EPS)

EPS are consolidated NI divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Diluted EPS of $.944 in 2Q 2019 were 17.8% lower than $1.148 in 1Q 2018, and EPS of $1.783 in IH 2019 were 20.4% lower than $2.239 in 1H 2018, which was consistent with the changes in NI attenuated by slightly lower diluted shares.  Diluted shares were 3,735,070 in 2Q 2019 compared to 3,753,608 in 2Q 2018, and 3,736,872 in 1H 2019 compared to 3,751,072 in 1H 2018.  The lower diluted shares in 2019 were the combined result of 15,000 shares repurchased in 4Q 2018 plus 5,000 shares repurchased in 2Q 2019, employee option exercises, a new option award in December 2018 and a lower dilution factor for unexercised options due to a lower share price.

Outstanding shares at the end of 2Q 2019 were 3,719,100 compared to 3,719,700 at the end of calendar year 2018. The difference was due to employee option exercises of 4,391 during 1H 2019 offset by 5,000 shares repurchased in the open market. Outstanding shares were 3,731,900 at the end of 2Q 2018. The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at June 30, 2019 was 55,308 at an average exercise price of $57.90, including shares awarded but not yet vested.  This compares to 61,020 unexercised option shares at the end of 2018 at an average exercise price of $56.78/ share, including shares awarded but not vested.

The number of shares added as a dilution factor in 2Q 2019 was 14,180 compared to 23,080 in 2Q 2018. The number of shares added as a dilution factor in 1H 2019 was 15,400 compared to 23,330 in 1H 2018. In December 2018, 22,400 option shares were awarded to 45 employees at an exercise price of $74.64 per share. No other options were awarded in 2018, and no options were awarded in 1H 2019.

UTMD paid $1,028 ($0.275/share) in dividends to stockholders in 2Q 2019 compared to $1,006 ($0.270/ share) paid in 2Q 2018. Dividends paid to stockholders during 2Q 2019 were 29% of NI.  UTMD paid $2,055 ($0.275/share) in dividends to stockholders in 1H 2019 compared to $2,011 ($0.270/ share) paid in 1H 2018. Dividends paid to stockholders during 1H 2019 were 31% of NI.

Near the end of December 2018, UTMD repurchased 15,000 of its shares in the open market at $80.35/ share.  No other UTMD shares were purchased in 2018.  During 2Q 2019 (and 1H 2019 in total), UTMD repurchased 5,000 of its shares at $79.52/ share. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders. UTMD’s closing share price at the end of 2Q 2019 was $95.70, up 8% from $88.25 at the end of 1Q 2019, and up 15% from the $83.08 closing price at the end of 2018.  The closing share price at the end of 2Q 2018 was $110.15.

i) Return on Equity (ROE)

ROE is the portion of NI retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  Annualized ROE (before stockholder dividends) in 1H 2019 was 15% compared to 21% in 1H 2018.  The lower ROE in 1H 2019 was due to the lower NI resulting from the new IIA amortization expense resulting from the $21 million purchase of the remaining life of the exclusive U.S. Filshie device distribution rights from CSI.  Targeting a high ROE of 20% remains a key financial objective for UTMD management.  ROE can be increased by increasing NI, or by reducing stockholders’ equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j) Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $5,043 in 1H 2019 compared to $7,747 in 1H 2018.  The most significant differences in the two periods were the $1,736 decrease in net income which was offset by a $1,774 increase in amortization expense, no gain from sale of assets compared to a $418 gain in 1H 2018, a $264 reduction in cash from a higher increase in 1H 2019 trade accounts receivable compared to 1H 2018, a $417 reduction in cash from a decrease in accrued expenses in 1H 2019 resulting primarily from income tax payments, and a $2,278 greater use of cash from investment in higher inventories, primarily as a result of the purchase of remaining Filshie device inventories from CSI.

Capital expenditures for property and equipment (PP&E) were $130 in 1H 2019 compared to $201 in 1H 2018.  Depreciation of PP&E was $355 in 1H 2019 compared to $395 in 1H 2018.

UTMD made cash dividend payments of $2,055 in 1H 2019 compared to $2,011 in 1H 2018.  The difference was due to a 1.9% annual increase in the dividend and 0.3% higher average shares outstanding due to option exercises which offset 15,000 shares repurchased in December 2018 and 5,000 shares repurchased in May 2019.

In 1H 2019, UTMD received $170 and issued 4,391 shares of its stock upon the exercise of employee and director stock options. Option exercises in 1H 2019 were at an average price of $38.83 per share. In comparison, in 1H 2018, UTMD received $347 and issued 10,488 shares of its stock upon the exercise of employee and director stock options, net of 2,439 shares retired upon employees trading those shares in payment of the stock option exercise price. Option exercises in 1H 2018 were at an average price of $44.23 per share.

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

k) Assets and Liabilities

June 30, 2019 total consolidated assets were $103,361, an increase of $3,593 from December 31, 2018. The increase was due to the combination of an $18,063 increase in intangible assets (net of 1H 2019 amortization) together with a $2,299 increase in inventories and $1,280 increase in trade accounts receivable, minus an $18,232 decrease in cash and investments, essentially associated with the purchase of the Filshie device exclusive U.S. distribution rights and inventory from CSI.  Other significant changes in liabilities included a $121 reduction in accounts payable, an $801 decrease in L/T taxes payable and a $202 decrease in the deferred tax liability associated with the UK amortization of acquired Femcare identifiable intangible assets (IIA) in 2011. UTMD’s Ireland subsidiary EUR-denominated assets and liabilities were translated into USD at an FX rate 0.6% lower (weaker EUR) than the FX rate at the end of 2018. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 0.4% lower (weaker GBP) than the FX rate at the end of 2018.  UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 0.5% lower (weaker AUD) than the FX rate at the end of 2018.  UTMD’s Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 4.3% higher (stronger CAD) than the FX rate at the end of 2018.  The net book value of consolidated property, plant and equipment increased $207 at June 30, 2019 from the end of 2018 due to the net effect of period-ending changed FX rates, $130 in new asset purchases minus $355 in depreciation, and the adoption of right of use assets totaling $433 (which were zero at December 31, 2018).

Working capital (current assets minus current liabilities) was $42,405 at June 30, 2019 compared to $55,643 at December 31, 2018. Cash balances were $32,880 of the working capital.  A current asset decline of $14,678 was led by the $18,232 decrease in cash and investments. In addition to the CSI use of cash, current liabilities were $1,439 lower than at the end of 2018. UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital expenditures and projected cash dividend payments to stockholders.

June 30, 2019 net intangible assets (goodwill plus other intangible assets) increased $18,063 from the end of 2018. The increase was due to the $21,000 IIA purchase from CSI net of amortization and the FX rate change for UK IIA.  At June 30, 2019, net intangible assets including goodwill were 45% of total consolidated assets compared to 29% at year-end 2018, and 31% at June 30, 2018.

The deferred tax liability balance for Femcare IIA ($9,084 on the date of the acquisition), was $2,339 at June 30, 2019 compared to $2,541 at December 31, 2018 and $2,827 at June 30, 2018. Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare IIA, i.e. as Femcare pays its taxes in the UK without the benefit of a deduction for IIA amortization expense.

UTMD’s total debt ratio (total liabilities/ total assets) as of June 30, 2019 was 9% compared to 11% at the end of 2018. UTMD’s total debt ratio as of June 30, 2018 was 14% because it included a REPAT tax liability estimate  from the TCJA enacted in December 2017 that was $3.2 million too high, which was corrected in 3Q 2018.

l) Management's Outlook

As outlined in its December 31, 2018 SEC 10-K report, UTMD’s plan for 2019 is to

1)	exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;
2)	focus on effective direct marketing of the benefits of the Filshie® Tubal Ligation System in the U.S.;
3)	introduce additional products helpful to clinicians through internal new product development;
4)	continue to achieve excellent overall financial operating performance;
5)	utilize positive cash generation to continue providing cash dividends to stockholders and making open market share repurchases if/when the UTMD share price seems undervalued; and
6)	be vigilant for accretive acquisition opportunities which may be brought about by difficult burdens on small, innovative companies.

Generally, the Company continues to effectively execute its plan as outlined above.  Based on results of 1H 2019, management expects to substantially achieve the financial objectives for the full year of 2019 as stated in the Form SEC 10-K at the beginning of the year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8785, .8729 and .8564 EUR per USD as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively.  Exchange rates were .7865, .7837 and .7578 GBP per USD as of June 30, 2019, December 31, 2018 and June 30, 2018, respectively.  Exchange rates were 1.4260, 1.4193 and 1.3515 AUD per USD on June 30, 2019, December 31, 2018 and June 30, 2018, respectively.  Exchange rates were 1.3080, 1.3644, and 1.3141 CAD per USD on June 30, 2019, December 31, 2018 and June 30, 2018, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

 Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Premarketing submission administrative burdens and substantial increases in “user fees” increase product development costs and result in delays to revenues from new or improved devices.  It took two and a half years to gain FDA approval of the use of a clearly safer single-use Sterishot Filshie Clip applicator, which had previously been in use for over seven years OUS, in lieu of a reused applicator approved in the U.S. made of substantially equivalent materials for the same intended use applying the same implanted clip.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During 1H 2019, UTMD purchased 5,000 of its shares in the open market for $398 including commissions and fees. UTMD did not purchase any of its own securities during 1H 2018.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 8/7/19	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 8/7/19	By: /s/ Brian L. Koopman
Brian L. Koopman
Principal Financial Officer