Form 10-Q
period 2019-09-30
UTAH MEDICAL PRODUCTS INC
filed 2019-11-07
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑Q

⌧ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ⌧   No □

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ⌧   No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated fi ler, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 6, 2019: 3,721,125.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2019 AND DECEMBER 31, 2018
(in thousands)
	(unaudited)	(audited)
ASSETS	SEPTEMBER 30, 2019	DECEMBER 31, 2018
Current assets:
Cash & investments	$37,393	$51,112
Accounts & other receivables, net	5,067	3,956
Inventories	6,711	5,412
Other current assets	342	423
Total current assets	49,513	60,903
Property and equipment, net	9,844	10,359
Operating lease - right of use assets, net	422	-
Goodwill	13,468	13,703
Other intangible assets	52,875	32,979
Other intangible assets - accumulated amortization	(22,028)	(18,176)
Other intangible assets, net	30,847	14,803
Total assets	$104,094	$99,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$785	$975
Accrued expenses	2,901	4,285
Total current liabilities	3,686	5,260
Deferred tax liability - Femcare IIA	2,170	2,540
Other long term liabilities	2,441	2,441
Operating lease liability	385	-
Deferred income taxes	426	535
Total liabilities	9,108	10,776

Stockholders' equity:

Preferred stock - $.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000 shares; issued - September 30, 2019, 3,720 shares and December 31, 2018, 3,720 shares	37	37
Accumulated other comprehensive income (loss)	(12,490)	(11,290)
Additional paid-in capital	-	122
Retained earnings	107,439	100,123
Total stockholders' equity	94,986	88,992

Total liabilities and stockholders' equity	$104,094	$99,768

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018
(in thousands, except per share amounts - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
Sales, net	$12,494	$10,390	$35,073	$32,242

Cost of goods sold	5,115	4,096	13,421	12,042
Gross profit	7,379	6,294	21,652	20,200

Operating expense
Selling, general and administrative	2,878	1,784	8,341	5,433
Research & development	130	108	357	338
Total operating expense	3,008	1,892	8,698	5,771
Operating income	4,371	4,402	12,954	14,429

Other income (expense)	76	79	196	617
Income before provision for income taxes	4,447	4,481	13,150	15,046

Provision for income taxes	742	(2,281)	2,781	(116)
Net income	$3,705	$6,762	$10,369	$15,162

Earnings per common share (basic)	$1.00	$1.81	$2.79	$4.07

Earnings per common share (diluted)	$0.99	$1.80	$2.77	$4.04

Shares outstanding - basic	3,720	3,733	3,722	3,730

Shares outstanding - diluted	3,737	3,753	3,738	3,752
Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$(1,683)	$(385)	$(1,200)	$(1,920)
Total comprehensive income	$2,022	$6,377	$9,169	$13,242

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018
(in thousands - unaudited)

	SEPTEMBER 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,369	$15,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	526	577
Amortization	4,512	1,663
Gain on investments	-	(32)
Provision for (recovery of) losses on accounts receivable	(2)	(1)
Amortization of right of use assets	29
(Gain) loss on disposal of assets	-	(409)
Deferred income taxes	(398)	(352)
Stock-based compensation expense	85	53
Tax benefit attributable to exercise of stock options	20	44
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,139)	(948)
Inventories	(1,449)	255
Prepaid expenses and other current assets	73	52
Accounts payable	(188)	(258)
Accrued expenses	(1,023)	(3,455)
Total adjustments	1,046	(2,811)
Net cash provided by operating activities	11,415	12,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(252)	(255)
Intangible assets	(21,000)	-
Purchases of investments	-	-
Proceeds from sale of:
Investments	-	74
Property and equipment	-	862
Net cash (used in) provided by investing activities	(21,252)	681

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	223	436
Common stock purchased and retired	(398)	-
Payment of dividends	(3,083)	(3,018)
Net cash used in financing activities	(3,258)	(2,582)

Effect of exchange rate changes on cash	(624)	(973)

Net increase (decrease) in cash and cash equivalents	(13,719)	9,477

Cash at beginning of period	51,112	39,875

Cash at end of period	$37,393	$49,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$3,957	$3,820
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2019 and 2018
(In thousands - unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2019	3,719	$37	$-	$(10,807)	$104,682	$93,912
Shares issued upon exercise of employee stock options for cash	1	-	52	-	-	52
Stock option compensation expense	-	-	29	-	-	29
Common stock purchased and retired	-	-	(81)	-	81	-
Foreign currency translation adjustment	-	-	-	(1,683)	-	(1,683)
Common stock dividends	-	-	-	-	(1,029)	(1,029)
Net income	-	-	-	-	3,705	3,705
Balance at September 30, 2019	3,720	$37	$-	$(12,490)	$107,439	$94,986

Balance at December 31, 2018	3,720	$37	$121	$(11,290)	$100,123	$88,992
Shares issued upon exercise of employee stock options for cash	5	-	222	-	-	222
Stock option compensation expense	-	-	85	-	-	85
Common stock purchased and retired	(5)	-	(429)	-	31	(398)
Foreign currency translation adjustment	-	-	-	(1,200)	-	(1,200)
Common stock dividends	-	-	-	-	(3,084)	(3,084)
Net income	-	-	-	-	10,369	10,369
Balance at September 30, 2019	3,720	$37	$0	$(12,490)	$107,439	$94,986

Balance at June 30, 2018	3,732	$37	$1,197	$(9,876)	$92,004	$83,362
Shares issued upon exercise of employee stock options for cash	2	-	89	-	-	89
Stock option compensation expense	-	-	11	-	-	11
Foreign currency translation adjustment	-	-	-	(385)	-	(385)
Common stock dividends	-	-	-	-	(1,008)	(1,008)
Net income	-	-	-	-	6,762	6,762
Balance at September 30, 2018	3,734	$37	$1,297	$(10,261)	$97,758	$88,831

Balance at December 31, 2017	3,721	$37	$809	$(8,341)	$85,617	$78,122
Shares issued upon exercise of employee stock options for cash	15	-	661	-	-	661
Shares received and retired upon exercise of stock options	(2)	-	(225)	-	-	(225)
Stock option compensation expense	-	-	53	-	-	53
Foreign currency translation adjustment	-	-	-	(1,920)	-	(1,920)
Common stock dividends	-	-	-	-	(3,022)	(3,022)
Net income	-	-	-	-	15,162	15,162
Balance at September 30, 2018	3,734	$37	$1,297	$(10,261)	$97,758	$88,831

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

(2)   Recent Accounting Standards.

In February 2016, new accounting guidance (ASU 2016-02, Leases (Topic 842)) was issued which requires recording most leases on the balance sheet. The new lease standard requires disclosure of key information about lease arrangements and aligns many of the underlying principles of this new model with those in the new revenue recognition standard. This guidance is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The new guidance became effective for UTMD on January 1, 2019.  UTMD applied the requirements using the modified retrospective method and so will not restate comparative financial statements.  Implementation of the standard resulted in addition of right of use assets and lease liabilities of $452 to the consolidated condensed balance sheet and will require additional disclosures but will have no effect on the income statement.  UTMD’s only leases are for a portion of the parking lot at the Midvale facility and an automobile in Ireland.

The Company has determined that other recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

(3)   Inventories at September 30, 2019, and December 31, 2018, consisted of the following:

	September 30,	December 31,
	2019	2018
Finished goods	$2,352	$1,615
Work‑in‑process	1,005	1,103
Raw materials	3,354	2,694
Total	$6,711	$5,412

(4)   Stock-Based Compensation. At September 30, 2019, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2019, and 2018, the Company recognized $29 and $11, respectively, in stock based compensation cost.  In the nine months ended September 30, 2019, and 2018, the Company recognized $85 and $53, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2018, or September 30, 2019.

(6)  Global 3Q 2019 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,072	$204	$1,276
Gynecology/Electrosurgery/Urology	3,195	3,199	6,394
Neonatal	1,228	360	1,588
Blood Pressure Monitoring and Accessories	2,080	1,156	3,236
Total	$7,575	$4,919	$12,494

Global 9M 2019 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$3,137	$710	$3,847
Gynecology/Electrosurgery/Urology	8,503	10,237	18,740
Neonatal	3,545	988	4,533
Blood Pressure Monitoring and Accessories	5,181	2,772	7,953
Total	$20,366	$14,707	$35,073

(7)  Leases

UTMD has operating leases for a portion of its parking lot at its Midvale facility and an automobile at its Ireland facility.  The remaining lease term on the parking lot is 12 years and on the automobile is 28 months.  There are no options to extend or terminate the leases.  UTMD has no other leases yet to commence.  As neither lease contains implicit rates, UTMD’s incremental borrowing rate, based on information available at adoption date, was used to determine the present value of the leases.

The components of lease cost were as follows:	Three Months Ended September 30, 2019
Operating Lease Cost (in thousands)	$15
Right of Use Assets obtained in exchange for new operating lease Obligations	$0

Other Information	Three Months Ended September 30, 2019
Weighted Average Remaining Lease Term - Operating Leases	12 years
Weighted Average Discount Rate – Operating Leases	5.4%

Operating lease liabilities/ payments (in thousands)
Operating lease payments, 2019	$15
Operating lease payments, 2020	$60
Operating lease payments, 2021	$60
Operating lease payments, 2022	$45
Operating lease payments, 2023	$45
Thereafter	$344

Reconciliation of operating lease liabilities/ payments to operating lease liabilities	(in thousands)
Total operating lease liabilities/ payments	$569
Operating lease liabilities – current (included in Accrued Expenses)	37
Operating lease liabilities – long term	385
Present value adjustment	$147

Maturities of lease liabilities were as follows:	(in thousands)

Year ending December 31,
2019	$37
2020	$38
2021	$40
2022	$27
2023	$29
Thereafter	$280

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

(9) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 3rd quarter 2019.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator
Net income	3,705	6,762	10,369	15,162

Denominator
Weighted average shares, basic	3,720	3,733	3,722	3,730
Dilutive effect of stock options	17	20	16	22
Diluted shares	3,737	3,753	3,738	3,752

Earnings per share, basic	1.00	1.81	2.79	4.07
Earnings per share, diluted	.99	1.80	2.77	4.04

(10)    Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2018, provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; A$ or AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a) Overview
In the third calendar quarter (3Q) and first nine months (9M) of 2019, UTMD attained results which reflect that the Company is likely to exceed its overall revenue growth goal, but fall somewhat short of its gross profit and therefore bottom line goal for the calendar year as a whole.

A comparison of 3Q and 9M 2019 results with the results in the same periods of 2018, according to U.S. Generally Accepted Accounting Principles (US GAAP), are masked by the 3Q 2018 favorable adjustment to UTMD’s initial provisional estimate of its “one time” U.S. repatriation (REPAT) tax liability resulting from the “Tax Cuts and Jobs Act” (TCJA) enacted in December 2017.  UTMD’s initial estimate of the combined Federal and Utah State REPAT tax was $6,288, recorded in 4Q 2017 financial results, the period in which the TCJA was enacted by Congress.  In 3Q 2018, after more IRS information became available and when UTMD’s independent tax advisors completed the 2017 income tax return, it became known to the Company that the REPAT tax liability was $3,058, resulting in a favorable $3,230 adjustment to UTMD’s 3Q 2018 income tax provision. The REPAT tax adjustment in 3Q 2018 only affects  the comparison in Net Income, profits after tax, and Earnings Per Share (EPS).

UTMD management believes that the presentation of results excluding the favorable REPAT tax liability adjustment to its 3Q 2018 and 9M 2018 income tax provision provides meaningful supplemental information to both management and investors that is more clearly indicative of UTMD’s operating results in 2019 compared to 2018.

Income statement results in 3Q and 9M 2019 compared to the same periods of 2018 were as follows:

	3Q 2019	3Q 2018	change	9M 2019	9M 2018	change
Net Sales	$12,494	$10,390	+20.2%	$35,073	$32,242	+ 8.8%
Gross Profit	7,379	6,294	+17.2%	21,652	20,200	+ 7.2%
Operating Income	4,371	4,402	( 0.7%)	12,954	14,429	(10.2%)
Income Before Tax	4,448	4,481	( 0.7%)	13,150	15,046	(12.6%)
NI Before REPAT Tax Adjust	3,705	3,582	+ 3.4%	10,369	11,982	(13.5%)
Net Income (NI)	3,705	6,762	(45.2%)	10,369	15,162	(31.6%)
EPS Before REPAT Tax Adjust	0.991	0.954	+ 3.9%	2.774	3.194	(13.1%)
Earnings per Diluted Share (EPS)	0.991	1.802	(45.0%)	2.774	4.041	(31.4%)

Financial results in 3Q 2019 continued to be hampered on the top line by a stronger USD, although to a lesser degree than in the first six months of the year.  The improvement in 3Q 2019 Sales was essentially due to a conversion from selling the Filshie Clip System to a third-party distributor in the U.S. in 2018 to selling directly to U.S. medical facilities in 3Q 2019, and an increase in U.S. OEM sales. OEM sales are sales of components or finished products, which may not be medical devices, to other companies for inclusion in their products.

Because 23.6% of 3Q 2019 consolidated Sales and 27.2% of 9M 2019 consolidated Sales were in foreign currencies, the volatility of foreign currency exchange (FX) rates for sales and expenses outside the U.S. (OUS) continued to have an impact on period-to-period relative financial results. UTMD’s 3Q 2018 and 9M 2018 revenues invoiced in the foreign currencies represented 33.3% and 32.6% of total consolidated USD sales respectively.

FX rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 3Q 2019 and 9M 2019 compared to the same periods in 2018 follow:

	3Q 19	3Q 18	change	9M 19	9M 18	change
GBP	1.233	1.304	(5.5%)	1.273	1.351	(5.7%)
EUR	1.108	1.165	(4.9%)	1.123	1.193	(5.9%)
AUD	0.687	0.732	(6.1%)	0.700	0.758	(7.6%)
CAD	0.758	0.765	(1.0%)	0.752	0.778	(3.3%)

The weighted average negative impact on all foreign currency sales from the change in FX rates was 5.2% in 3Q 2019 and 5.7% in 9M 2019, reducing reported USD sales in 3Q 2019 by $145 relative to the same FX rates in 3Q 2018 and by $576 in 9M 2019 relative to the same FX rates in 9M 2018.  In constant currency terms, i.e. using the same FX rates as in the applicable periods in 2018, total consolidated 3Q 2019 sales were up $2,248 (+21.6%), and 9M 2019 total consolidated constant currency sales were up $3,407 (10.6%).

Other significant revenue changes in 3Q and 9M 2019 as compared to the same periods in 2018 are described later in this report: a substantial increase in 2019 U.S. OEM sales; an early shipment, at the China distributor’s request, of a scheduled 4Q 2019 blood pressure transducer kit order; and a continued pause in U.S. neonatal device exports due to regulatory re-registrations by UTMD’s third-party distributor in China.

UTMD US GAAP profit margins in 3Q 2019 and 9M 2019 compared to 3Q 2018 and 9M 2018 follow:

	3Q 2019 (Jul – Sep)	3Q 2018 (Jul – Sep)	9M 2019 (Jan – Sep)	9M 2018 (Jan – Sep)
Gross Profit Margin (gross profits/ sales):	59.1%	60.6%	61.7%	62.7%
Operating Income Margin (operating profits/ sales):	35.0%	42.4%	36.9%	44.8%
Net Income Margin (profit after taxes/ sales):	29.7%	65.1%	29.6%	47.0%

Excluding the 3Q 2018 REPAT tax provision adjustment, the resulting non-GAAP Net Income Margin follows:

	3Q 2019 (Jul – Sep)	3Q 2018 (Jul – Sep)	9M 2019 (Jan – Sep)	9M 2018 (Jan – Sep)
Net Income Margin (profit after taxes/ sales):	29.7%	34.5%	29.6%	37.2%

UTMD’s 2019 Gross Profit increase was due to the U.S. direct sales of the Filshie Clip System (Filshie devices), which was offset on the Operating Income line by new identifiable intangible asset (IIA) amortization expense resulting from UTMD’s February 2019 purchase of the remaining U.S. exclusive distribution rights from CooperSurgical Inc (CSI).

The 2019 dilution in Gross Profit Margin (GPM) was due to product mix, more specifically, much higher (lower than average GPM) OEM sales along with substantially higher low GPM sales of pressure transducer kits to UTMD’s China distributor as a result of the distributor’s uneven requested shipment pattern.  As UTMD stockholders likely already understand, the GPM obtained from OEM sales of products manufactured by UTMD for other companies, and of UTMD finished medical devices sold through third-party distributors, are inherently lower because the costs of marketing the products reside with UTMD’s customer.  Primarily because of the mix shift, UTMD now expects that its GPM for the year as a whole may be three percentage points lower than projected at the beginning of the year.

UTMD’s 2019 GPM has not yet benefited from the early 2019 acquisition of distribution rights of its Filshie devices in the U.S. from CSI because of the substantial remaining inventory which was repurchased by UTMD at CSI’s cost.  Although UTMD has picked up the distributor margin on higher U.S. Filshie device direct sales, it has not realized any Gross Profit contribution from Femcare sales of Filshie devices to the U.S. yet. Another way to explain this is that approximately $2 million in UTMD’s consolidated Gross Profit was recorded in 9M 2018 from Femcare’s 9M 2018 sales of Filshie devices to the third-party U.S. distributor, whereas Femcare’s Gross Profit contribution from sales of Filshie devices to the U.S. (to intercompany distributor UTMD) has been zero in 9M 2019 because the Gross Profit in inventory from intercompany sales is eliminated when consolidating financial results (i.e. not recognized until the devices are sold to a third-party).  The fact that the CSI repurchased inventory lasted longer than expected has helped lower GPM results relative to the increase expected at the beginning of the year.

UTMD’s Operating Income Margin was diluted further (in addition to the lower GPM) by a $1,105 3Q 2019 expense, and in 9M 2019 by a $2,947 expense, from straight-line amortization of the $21,000 purchase price that UTMD paid CSI to acquire the remaining 4.75 years’ exclusive U.S. Filshie device distribution rights because the purchase price of CSI’s remaining exclusive distribution rights was recognized as an IIA. UTMD’s Operating Income Margin from the acquisition is expected to ramp up as a result of an estimated additional $500 Gross Profit which will be achieved quarterly at the same Filshie device sales rate as 3Q 2019 after the CSI inventory has been depleted, disregarding UTMD’s potential to grow Filshie device sales in the U.S.

Femcare-related IIA amortization expense in total, including the CSI distribution agreement purchase and that remaining from the 2011 Femcare Group acquisition, comprises a significant portion of General & Administrative (G&A) operating expenses.  IIA amortization expense was 12.8% of 3Q 2019 consolidated sales and 12.7% of 9M 2019 consolidated sales compared to 5.0% in both 3Q 2018 and 9M 2018.  In other words, UTMD’s Operating Income Margin excluding Femcare-related IIA amortization expense was consistent at 47.8% in 3Q 2019 and 49.7% in 9M 2019 compared to 47.4% in 3Q 2018 and 49.8% in 9M 2018.

In addition to the period-to-period differences in Operating Income, an additional difference in Income Before Tax (EBT) was due to the $450 Non-operating Income from the sale of unneeded assets in 9M 2018 that did not repeat in 9M 2019.  Net Non-operating Income was $76 in 3Q 2019 compared to $79 in 3Q 2018, and $180 in 9M 2019 compared to $617 in 9M 2018.

UTMD’s US GAAP Net Income Margins in 3Q and 9M 2019 were substantially lower than in the same periods of 2018 because of the $3,230 favorable adjustment to UTMD’s initial estimate of the combined one-time Federal and Utah State REPAT tax which occurred in 3Q 2018.

UTMD’s 2019 US GAAP EPS compared to the prior year’s 3Q and 9M periods were slightly less unfavorable than the change in US GAAP Net Income, and UTMD’s non-GAAP EPS comparison was slightly more favorable than the change in non-GAAP Net Income, because diluted shares in both periods were slightly lower.

UTMD’s September 30, 2019 Balance Sheet, in the absence of debt, remained strong.  Ending Cash and Investments were $37.4 million on September 30, 2019 compared to $51.1 million on December 31, 2018, after investing $23.1 million acquiring CSI’s Filshie device distribution rights and remaining inventory, paying $3.1 million in cash dividends to stockholders and repurchasing $0.4 million in UTMD stock during 9M 2019.  Stockholders’ Equity was up $6.0 million in the nine month period from December 31, 2018, after netting the combined $3.5 million in dividends and stock repurchases which reduced Stockholders’ Equity.

UTMD’s FX rates for balance sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of September 2019 and the end of September 2018 follow:

	Sep 30, 2019	Sep 30, 2018	Change
GBP	1.230	1.306	( 5.8%)
EUR	1.091	1.163	( 6.2%)
AUD	0.675	0.724	( 6.8%)
CAD	0.755	0.774	( 2.4%)

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

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK, France, Canada and Australia, UTMD generally accepts orders directly from and ships directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 14% of UTMD’s domestic end user sales, excluding Filshie device sales, go through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale to end user facilities are substantially the same in the U.S., Ireland, UK, France, Canada and Australia.

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

Total consolidated 3Q 2019 UTMD sales were $2,104 (+20.2%) higher than in 3Q 2018. Constant currency sales were $2,248 (+21.6%) higher. Total consolidated 9M 2019 UTMD sales were $2,831 (+8.8%) higher than in 9M 2018.  Constant currency sales in 9M 2019 were $3,407 (+10.6%) higher than in 9M 2018.

In 3Q 2019 compared to 3Q 2018, U.S. domestic sales were 44% higher and outside the U.S. (OUS) sales were 4% lower.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  In 9M 2019 compared to 9M 2018, U.S. domestic sales were 27% higher and outside the U.S. (OUS) sales were 9% lower than in 9M 2018.

Domestic sales in 3Q 2019 were $7,575 compared to $5,270 in 3Q 2018.  Domestic sales in 9M 2019 were $20,366 compared to $16,005 in 9M 2018.  The components of domestic sales include 1) “direct sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie sales,  2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and  3) Filshie device sales, which in 2018 were by UTMD’s UK subsidiary, Femcare Ltd (Femcare), to CSI for distribution in the U.S., and in 2019 were by UTMD direct to U.S. clinical users after February 1.  Domestic direct sales in 3Q 2019 excluding Filshie devices, representing 48% of total domestic sales, were $76 (2%) lower than in 3Q 2018.  This was a good example of “results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole” because domestic direct sales in 9M 2019 excluding Filshie devices, representing 53% of total domestic sales, were $441 (+4%) higher than in 9M 2018. OEM sales in 3Q 2019, representing 25% of total domestic sales, were $877 (+83%) higher than in 3Q 2018. OEM sales in 9M 2019, representing 23% of total domestic sales, were $1,848 (+64%) higher than in 9M 2018.  As expected, Filshie device sales direct to U.S. domestic end-user facilities were $1,504 (+299%) higher in 3Q 2019 compared to Filshie device sales to CSI in 3Q 2018.  As previously reported, UTMD expects that 4Q 2019 U.S. Filshie device sales will also experience a similar 300% increase when compared to 4Q 2018 sales to CSI. Filshie device sales direct to U.S. domestic end-user facilities were $2,072 (+73%) higher in 9M 2019 compared to Filshie device sales to CSI in 9M 2018.

OUS sales in 3Q 2019 were $4,919 compared to $5,121 in 3Q 2018. OUS sales in 9M 2019 were $14,707 compared to $16,237 in 9M 2018. OUS sales invoiced in GBP, EUR, AUD and CAD currencies were $145 lower in 3Q 2019 and $576 lower in 9M 2019 as a result of changes in FX rates.  In other words, 72% of the lower 3Q 2019 OUS sales and 38% of the lower 9M 2019 OUS sales were due to a stronger USD. The foreign currency OUS sales in 3Q 2019 were $2,944, which was 60% of all OUS sales and 24% of total consolidated sales.  In comparison, foreign currency OUS sales in 3Q 2018 were $3,454, which was 67% of all OUS sales and 33% of total consolidated sales.

The foreign currency OUS sales in 9M 2019 were $9,534, which was 65% of all OUS sales and 27% of total consolidated sales.  In comparison, foreign currency OUS sales in 9M 2018 were $10,497, which was 65% of all OUS sales and 33% of total consolidated sales.  The $576 negative impact of a stronger USD in 9M 2019 explains 38% of the lower OUS sales.  Lower U.S. export sales of neonatal devices to its China distributor (invoiced in USD) were $579 lower, explaining another 38%.  The remaining 24% was due predominantly to lower Filshie device sales in Canada.

UTMD segments sales into the following general product categories:  gynecology, labor & delivery, neonatal, and miscellaneous including blood pressure monitoring kits and accessories as well as related OEM products.  Worldwide sales in both 3Q 2019 and 9M 2019 were up in all product categories except neonatal.  In 9M 2019, worldwide gynecology device sales were up 5%, worldwide labor & delivery device sales were up 18%, worldwide neonatal device sales were down 15% and worldwide blood pressure monitoring and related OEM product sales were up 35%.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global 3Q 2019 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,072	$204	$1,276
Gynecology/Electrosurgery/Urology	3,195	3,199	6,394
Neonatal	1,228	360	1,588
Blood Pressure Monitoring and Accessories*	2,080	1,156	3,236
Total:	$7,575	$4,919	$12,494

Global 9M 2019 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$3,137	$710	$3,847
Gynecology/Electrosurgery/Urology	8,503	10,237	18,740
Neonatal	3,545	988	4,533
Blood Pressure Monitoring and Accessories*	5,181	2,772	7,953
Total	$20,366	$14,707	$35,073
*includes molded components sold to OEM customers.

Looking forward, sales in 4Q 2019 are expected to be about 20% higher than in 4Q 2018 from three primary sources, similar to the changes realized in 3Q 2019 compared to 3Q 2018:

1)	Variation in OUS distributor order pattern. In 4Q 2019, UTMD’s Ireland subsidiary will ship $233 in BPM kits to UTMD’s China distributor. Shipments to this distributor were nil in 4Q 2018.

2)
Conversion to direct sales of Filshie devices in the U.S. UTMD expects to realize approximately $1,500  higher direct domestic U.S. Filshie device sales in 4Q 2019 compared to shipments that Femcare made to its distributor CSI in 4Q 2018.

3)	Continued growth in OEM sales. UTMD expects to ship approximately $600 more in pressure transducer kits and accessories to its largest OEM customer than occurred in 4Q 2018.

Although management typically does not try to project changes in FX rates, which it considers to be futile, UTMD does not expect a stronger USD in 4Q 2019 that will reduce its foreign currency sales in USD terms more than the $145 which occurred in 3Q 2019 compared to 3Q 2018. If the above 4Q 2019 projected revenue changes become true and other sales remain consistent as expected, UTMD will exceed its 9-10% beginning of year projected increase in revenues for the 2019 year as a whole.

c) Gross Profit
Gross Profit results from subtracting the costs of manufacturing (or purchasing finished devices for resale) and shipping products to customers, from revenues. UTMD’s consolidated Gross Profit in 3Q 2019 was $1,085 (+17.2%) higher than in 3Q 2018, while sales were 20.2% higher. UTMD’s 9M 2019 GP was $1,452 (+7.2%) higher than in 9M 2018, while sales were up 8.8%. When Gross Profits do not rise as fast as sales, the result is GPM dilution.  The 3Q 2019 GPM dilution occurred primarily because of the faster than average growth in lower margin U.S. OEM sales (+83% compared to +20% overall growth in sales) and a period including double shipments to UTMD’s China distributor at even lower GPMs.

Until the Filshie device inventory purchased from CSI is depleted, the Gross Profit on sales of Filshie Clip System devices in the U.S. is UTMD’s direct end user price minus the former distributor’s (CSI’s) purchase price of the inventory, i.e. a distributor margin.  The $1,085 higher Gross Profit in 3Q 2019 was due to the higher Filshie device sales in the U.S. at the distributor margin, which practically offset the $1,105 IIA amortization expense resulting from the purchase of CSI’s U.S. exclusive distribution rights, which was the basic plan.

With respect to all UTMD manufactured devices, to date in 2019 the company has been able to maintain the productivity of its direct labor and manufacturing overhead costs consistent with the prior year’s periods.

d) Operating Income
Operating Income is Gross Profit minus Operating Expenses.  Operating Expenses, comprised of G&A expenses, sales and marketing (S&M) expenses and product development (R&D) expenses, were $3,008 in 3Q 2019 (24.1% of sales) compared to $1,892 in 3Q 2018 (18.2% of sales). Operating Expenses were $8,698 in 9M 2019 (24.8% of sales) compared to $5,771 in 9M 2018 (17.9% of sales). The higher Operating Expenses in 2019 were essentially the result of the new IIA amortization expense included in G&A expenses which was $1,105 in 3Q 2019 and $2,947 in 9M 2019.

Operating Expenses	3Q 2019	3Q 2018	Change	9M 2019	9M2018	Change
S&M	$422	$452	(30)	$1,304	$1,291	+ 13
G&A	2,456	1,332	+1,124	7,037	4,142	+2,895
R&D	130	108	+ 22	357	338	+ 19
Total:	$3,008	$1,892	+ 1,116	$8,698	$5,771	+ 2,927

S&M expenses were 3.4% of sales in 3Q 2019 compared to 4.3% of sales in 3Q 2018.  S&M expenses were 3.7% of sales in 9M 2019 compared to 4.0% of sales in 9M 2018.  The change in FX rates reduced 3Q 2019 OUS S&M expenses by $6, and 9M 2019 OUS S&M expenses by $24.

S&M expenses include all customer support costs including training. In general, training is not required for UTMD’s medical devices since they are well-established and have been clinically widely used. Written “Instructions For Use” are packaged with all finished devices. Although UTMD does not have any explicit contracts with customers to provide training, it does have agreements in markets where it sells directly to end user facilities under which it agrees to provide hospital members inservice and clinical training as required and reasonably requested.

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of instruction materials developed for the use of its products. UTMD provides customer support from offices in the U.S., Canada, the UK, Ireland and Australia to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians.  All inservice and training expenses are routinely expensed as they occur.  All of these services are allocated from S&M overhead costs included in Operating Expenses.  Historically, marginal consulting costs have been immaterial to financial results.

Consolidated G&A expenses were 19.7% of sales in 3Q 2019 compared to 12.8% of sales in 3Q 2018. The G&A expenses in 3Q 2019 included $492 (3.9% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which were $520 (5.0% of sales) in 3Q 2018.  The lower USD IIA amortization expense was the result of the stronger USD, as the Femcare amortization expense in GBP was £399 in both periods.  In addition, 3Q 2019 G&A expenses included a new $1,105 (8.8% of sales) IIA amortization expense resulting from the purchase of the CSI U.S. exclusive Filshie devices distribution rights.  Excluding both the Filshie-related non-cash IIA amortization expenses, G&A expenses were $859 (6.9% of sales) in 3Q 2019 compared to $812 (7.8% of sales) in 3Q 2018.  The change in FX rates reduced 3Q 2019 OUS G&A expenses excluding IIA amortization expense by $15.

Consolidated G&A expenses were 20.1% of sales in 9M 2019 compared to 12.8% of sales in 9M 2018. The G&A expenses in 9M 2019 included $1,524 (4.3% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which were $1,617 (5.0% of sales) in 9M 2018.  The lower USD IIA amortization expense was the result of the stronger USD, as the Femcare amortization expense in GBP was £1,196 in both periods.  In addition, 9M 2019 G&A expenses included a new $2,947 (8.4% of sales) IIA amortization expense resulting from the purchase of the CSI U.S. exclusive Filshie devices distribution rights.  In constant currency and excluding the Filshie-related non-cash IIA amortization expenses, G&A expenses were $2,627 (7.5% of sales) in 9M 2019 compared to $2,525 (7.8% of sales) in 9M 2018.  The change in FX rates reduced 9M 2019 OUS G&A expenses excluding IIA amortization expense by $62.

R&D expenses in 3Q 2019 were 1.0% of sales compared to 1.0% of sales in 3Q 2018. R&D expenses in 9M 2019 were 1.0% of sales compared to 1.0% of sales in 9M 2018. Since almost all R&D is being carried out in the U.S., the FX impact was negligible.

In 3Q 2019 compared to 3Q 2018, a stronger USD reduced OUS Operating Expenses excluding the 2011 Femcare IIA amortization expense in USD terms by $21. The £399 Femcare IIA amortization expense in both 3Q 2019 and 3Q 2018 was reduced by $28.  In 9M 2019 compared to 9M 2018, a stronger USD reduced OUS Operating Expenses excluding Femcare IIA amortization expense in USD terms by $86.  In addition, the same £1,196 Femcare IIA 9M amortization expense in both 9M periods was reduced by $93.

In constant currency and ignoring the new IIA amortization expense (from purchasing the CSI distribution agreement) which was not present in 2018, 3Q 2019 Operating Expenses were $1,952 (15.6% of sales), and 9M 2019 Operating Expenses were $5,930 (16.9% of sales).

In summary, Operating Income in 3Q 2019 was $4,371 (35.0% of sales) compared to $4,402 (42.4% of sales) in 3Q 2018.  The slightly lower 3Q 2019 Operating Income was due to a product mix that included lower GPMs on higher OEM sales and pressure monitoring kit sales to a China distributor.  The incremental Gross Profit gained on direct sales of the Filshie Clip System in the U.S. at distributor margin essentially offset the new $1,105 IIA amortization expense, as planned.  Excluding the new CSI acquisition IIA amortization expense which was not applicable in 3Q 2018, Operating Income in 3Q 2019 increased $1,075 (+24.4%). Operating Income in 9M 2019 was $12,954 (36.9% of sales) compared to $14,429 (44.8% of sales) in 9M 2018.  Excluding the new 9M 2019 CSI acquisition IIA amortization expense which was not applicable in 9M 2018, OI increased $1,472 (+10.2%).

e) Non-operating expense/ Non-operating income

Non-operating expense includes 1) bank fees; 2) losses from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) losses from disposition of assets.  Non-operating income includes 1) investment income from cash deposit balances; 2) rent of underutilized property; 3) royalties received from licensing the Company’s technology; 4) gains from dispositions of assets; and 5) gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms.

Net non-operating income (non-operating income minus non-operating expenses) in 3Q 2019 was $76 compared to $79 in 3Q 2018. Net non-operating income in 9M 2019 was $196 compared to $617 in 9M 2018.  The difference was essentially due to a one-time $418 gain on the 2Q 2018 sale of a storage facility in Utah that was no longer needed. There were no similar asset dispositions in 2019.  In 3Q 2019, UTMD recognized a $2 gain from remeasurement of the value of foreign currency bank balances compared to a $3 gain in 3Q 2018.   In 9M 2019, UTMD recognized a $44 loss from remeasurement of the value of foreign currency bank balances compared to a $10 gain in 9M 2018.  Royalties received were $0 in 3Q 2019 compared to $18 in 3Q 2018, and $6 in 9M 2019 compared to $60 in 9M 2018. Femcare had received a royalty from CSI as part of its exclusive U.S. distribution agreement which was purchased by UTMD in early 2019.  Currently, UTMD is not receiving any royalties.

f) Income Before Income Taxes (EBT)

EBT results from subtracting net non‑operating expense or adding net non-operating income from or to, as applicable, Operating Income. Consolidated 3Q 2019 EBT was $4,448 (35.6% of sales) compared to $4,481 (43.1% of sales) in 3Q 2018.  Consolidated 9M 2019 EBT was $13,150 (37.5% of sales) compared to $15,046 (46.7% of sales) in 9M 2018.

The EBT of Utah Medical Products, Inc. in the U.S. was $8,674 in 9M 2019 compared to $7,698 in 9M 2018. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 2,157 in 9M 2019 compared to EUR 2,499 in 9M 2018. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP 1,460 in 9M 2019 compared to GBP 2,725 in 9M 2018. The 9M 2019 EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 926 in 9M 2019 compared to CAD 1,246 in 9M 2018.  The EBT of UTMD’s manufacturing subsidiaries varies as a result of intercompany shipments which are eliminated in the consolidation of results. The lower Femcare Group EBT was primarily the result of the lack of any UK shipments of Filshie devices to CSI in 2019. The lower Femcare Canada EBT was due to lower sales activity.

UTMD management believes that the presentation of a related non-US GAAP metric, adjusted consolidated EBITDA (EBITDA), provides meaningful supplemental information to both management and investors that more clearly focuses on UTMD’s operating results when considering the Company’s ability to generate cash to meet the needs of its business and provide adequate returns to stockholders. Although the sum of the components is a non-GAAP metric, the individual components of UTMD’s EBITDA are all US GAAP measures: EBT, interest expense, depreciation of fixed assets, amortization of patent expenses, amortization of IIA from the 2011 acquisition of Femcare Group Ltd, amortization of the IIA resulting from the purchase of the remaining life of the exclusive Filshie device distribution agreement from CSI, stock option compensation expense, and the gains or losses from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms.

(Table located on next page)

Component of EBITDA	3Q 2019	3Q 2018	Change	9M 2019	9M 2018	Change
EBT	$4,448	$4,481	(0.7%)	$13,150	$15,046	(12.6%)
Depreciation of fixed assets	171	182		526	577
Amortization of patent expenses	13	15		41	46
Amortization of Femcare IIA	492	520		1,524	1,617
Amortization of CSI distribution agreement IIA	1,105	-0-		2,947	-0-
Stock option compensation expense	29	11		85	53
Remeasured currency (gains) or losses	(2)	(3)		44	(10)
Adjusted Consolidated EBITDA:	$6,255	$5,206	+20.1%	$18,317	$17,328	+ 5.7%

The non-GAAP EBITDA metric more clearly demonstrates the improving operating performance benefit of UTMD’s purchase of the remaining life of the Femcare distribution agreement with CSI.  In UTMD’s public disclosures, management attempts to explain its expectations in forward-looking statements for the benefit of its stockholders.  However, management also acknowledges that financial estimates and other business projections are subject to change, and that the Company assumes no obligation to update or disclose revisions to its prior forward-looking statements.

g) Net Income

Net Income is EBT minus a provision for income taxes.  Net Income in 3Q 2019 of $3,705 was 45.2% lower than the US GAAP Net Income of $6,762 in 3Q 2018 which included a $3,230 favorable adjustment in UTMD’s calculation of its “one-time” REPAT tax due under the TCJA enacted in December 2017.  UTMD’s Net Income in 3Q 2019 was 3.4% higher than the non-GAAP 3Q 2018 non-GAAP Net Income of $3,582 which excludes the REPAT tax adjustment. The average consolidated income tax provision (as a % of EBT) in 3Q 2019 was 16.7% compared to 20.1% excluding the REPAT tax adjustment in 3Q 2018.  The 3Q 2019 lower provision rate was due to truing-up UTMD’s Utah state income tax provision on a cumulative basis after the 2019 Utah legislature enacted new taxable income apportionment criteria.

Net Income in 9M 2019 of $10,369 was 31.6% lower than the US GAAP Net Income of $15,162 in 9M 2018 which included the 3Q 2018 $3,230 favorable adjustment in UTMD’s calculation of its “one-time” REPAT tax due under the TCJA enacted in December 2017.  UTMD’s Net Income in 9M 2019 was 13.5% lower than the non-GAAP 9M 2018 Net Income of $11,982, which excludes the REPAT tax adjustment.  UTMD’s Net Income in 9M 2019 was after $2,947 IIA amortization expense which did not occur in 9M 2018.  The average consolidated income tax provisions (as a % of EBT) in 9M 2019 and 9M 2018 were 21.1% and 20.4%, respectively.

h) Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).

Diluted EPS of $.991 in 3Q 2019 were 45.0% lower than $1.802 in 3Q 2018, which included a 3Q 2018 favorable EPS adjustment from UTMD’s recalculation of its “one-time” REPAT tax due under the TCJA enacted in December 2017.  UTMD’s EPS in 3Q 2019 was 3.9% higher than the non-GAAP 3Q 2018 EPS of $.954 excluding the REPAT tax adjustment.  Diluted shares were 3,737,335 in 3Q 2019 compared to 3,753,111 in 3Q 2018.

EPS of $2.774 in 9M 2019 were 31.4% lower than $4.041 in 9M 2018, which included the 3Q 2018 favorable EPS adjustment in UTMD’s calculation of its “one-time” REPAT tax due under the TCJA enacted in December 2017. UTMD’s EPS in 9M 2019 was 13.1% lower than the non-GAAP 9M 2018 EPS of $3.194 which excludes the REPAT tax adjustment. The lower non-GAAP 9M EPS compared to higher non-GAAP 3Q EPS was due to the fact that in early 2019, the increased Gross Profit realized from direct sales of Filshie devices in the U.S. did not fully offset the additional expense from amortizing the IIA associated with purchasing the exclusive U.S. distribution rights from CSI on a straight line basis. Diluted shares were 3,738,056 in 9M 2019 compared to 3,751,830 in 9M 2018.  The lower diluted shares in 2019 were the combined result of 15,000 shares repurchased in 4Q 2018 plus 5,000 shares repurchased in 2Q 2019, employee option exercises and a new option award in December 2018.

Outstanding shares at the end of 3Q 2019 were 3,720,344 compared to 3,719,715 at the end of calendar year 2018. The difference was due to employee option exercises of 5,629 during 9M 2019 offset by 5,000 shares repurchased in the open market. Outstanding shares were 3,734,165 at the end of 3Q 2018. The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at September 30, 2019 was 53,914 at an average exercise price of $58.27, including shares awarded but not yet vested.  This compares to 61,020 unexercised option shares at the end of 2018 at an average exercise price of $56.78/ share, including shares awarded but not vested.

The number of shares added as a dilution factor in 3Q 2019 was 17,588 compared to 19,876 in 3Q 2018. The number of shares added as a dilution factor in 9M 2019 was 16,435 compared to 22,235 in 9M 2018.  In December 2018, 22,400 option shares were awarded to 45 employees at an exercise price of $74.64 per share. No other options were awarded in 2018, and no options were awarded in 9M 2019.

UTMD paid $1,028 ($0.275/share) in dividends to stockholders in 3Q 2019 compared to $1,008 ($0.270/ share) paid in 3Q 2018. Dividends paid to stockholders during 3Q 2019 were 28% of 3Q 2019 Net Income.  UTMD paid $3,083 ($0.275/share) in dividends to stockholders in 9M 2019 compared to $3,018 ($0.270/ share) paid in 9M 2018. Dividends paid to stockholders during 9M 2019 were 30% of 9M 2019 Net Income.

Near the end of December 2018, UTMD repurchased 15,000 of its shares in the open market at $80.35/ share. During 2Q 2019, UTMD repurchased 5,000 of its shares at $79.52/ share. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders.

i) Return on Stockholder Equity (ROE) and Stock Value

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  After payment of cash dividends to stockholders, annualized ROE in 9M 2019 was 11% compared to annualized adjusted (excluding the favorable REPAT tax adjustment) ROE of 14% in 9M 2018. Before the payment of dividends, annualized ROE in 9M 2019 was 15% compared to 19% in 9M 2018 (excluding the favorable REPAT tax adjustment).  The lower ROE before dividends in 9M 2019 was due to a 10% increase in average accumulated stockholders’ equity with a 13% decrease in Net Income. Targeting a high ROE of 20% (before dividends) remains a key financial objective for UTMD management.

UTMD’s closing share price at the end of 3Q 2019 was $95.84, up slightly from $95.70 at the end of 2Q 2019, and up 15% from the $83.08 closing price at the end of 2018.  The closing share price at the end of 3Q 2018 was $94.20.

Liquidity and Capital Resources

j) Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $11,415 in 9M 2019 compared to $12,350 in 9M 2018.  The most significant differences in the two periods were the $4,793 lower net income (largely due to the REPAT Tax adjustment in 3Q 2018) offset by no increase in the long term REPAT tax payable versus a $2,727 decrease in 9M 2018, and a $1,704 larger net decrease in inventories (due to the CSI distribution agreement and Filshie device inventory purchase) offset by $2,849 higher 9M 2019 amortization (also due to the CSI distribution agreement purchase).  In 9M 2018, there was also a $495 benefit to cash from the sale of assets and non-cash investments that did not recur in 9M 2019.  In 9M 2019, there was also a $295 use of cash from a larger decrease in accrued expenses and $191 larger increase in accounts receivable compared to 9M 2018.

Capital expenditures for property and equipment (PP&E) were $251 in 9M 2019 compared to $255 in 9M 2018.   Depreciation of PP&E was $526 in 9M 2019 compared to $577 in 9M 2018.

UTMD made cash dividend payments of $3,083 in 9M 2019 compared to $3,018 in 9M 2018.  The Company used $398 of its cash to repurchase 5,000 of its own shares during 9M 2019, but did not repurchase shares in 9M 2018.

In 9M 2019, UTMD received $222 and issued 5,629 shares of its stock upon the exercise of employee and director stock options. Option exercises in 9M 2019 were at an average price of $39.53 per share.  In comparison, in 9M 2018 the Company received $436 and issued 12,733 shares of stock on the exercise of employee and director stock options, net of 2,439 shares retired upon optionees trading those shares in payment of the stock option exercise price. Option exercises in 9M 2018 were at an average price of $43.58 per share.

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

k) Assets and Liabilities

September 30, 2019 total consolidated assets were $104,094, an increase of $4,326 from December 31, 2018. The increase was primarily due to a $15,809 period-ending increase in net intangible assets offset by a $11,390 decrease in consolidated current assets. Changes in current assets, which were associated with UTMD’s purchase of the remaining life of an exclusive U.S. distribution agreement for Filshie devices, were a $13,719 decrease in cash and investments, offset by a $1,756 increase in U.S. inventories and a $1,216 increase in U.S. accounts receivable. UTMD’s Ireland subsidiary EUR-denominated assets and liabilities on September 30, 2019 were translated into USD at an FX rate 4.8% lower (weaker EUR relative to the USD) than the FX rate at the end of 2018. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 3.6% lower (weaker GBP) than the FX rate at the end of 2018.  UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 4.2% lower (weaker AUD) than the FX rate at the end of 2018.  UTMD’s Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 3.0% higher (stronger CAD) than the FX rate at the end of 2018.  The net book value of consolidated property, plant and equipment decreased $93 at September 30, 2019 from the end of 2018 due to period-ending changed FX rates, $251 in new asset purchases and $526 in depreciation.

Working capital (current assets minus current liabilities) was $45,827 at September 30, 2019 compared to $55,643 at December 31, 2018 prior to the 1Q 2019 $23,098 purchase of Filshie device U.S. distribution rights and inventory from CSI. Consolidated receivables and inventories increased $1,112 and $1,298, respectively.  Accrued liabilities declined $1,385, primarily from $800 lower accrued income taxes and $520 lower customer deposits. UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital expenditures and projected cash dividend payments to stockholders.

September 30, 2019 net intangible assets (goodwill plus other intangible assets less amortization) increased $15,809 from the end of 2018.  The new intangible assets acquired in 1Q 2019 as part of the CSI exclusive U.S. distribution agreement purchase were $21,000.  At September 30, 2019, net intangible assets including goodwill were 42% of total consolidated assets compared to 29% at year-end 2018, and 30% at September 30, 2018.

The deferred tax liability balance for Femcare IIA ($9,084 on the date of the acquisition) was $2,170 at September 30, 2019, compared to $2,541 at December 31, 2018, and $2,698 at September 30, 2018.  Reduction of the deferred tax liability occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare IIA. UTMD’s total debt ratio (total liabilities/ total assets) as of September 30, 2019 was 9%, including the remaining $2,441 REPAT tax liability payable over another six years.  The total debt ratio as of December 31, 2018 was 11%, and as of September 30, 2018 was 10%.

l) Management's Outlook

As outlined in its December 31, 2018 SEC 10-K report, UTMD’s plan for 2019 was to

1)	exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;
2)	focus on effective direct marketing of the benefits of the FILSHIE Clip System in the U.S.;
3)	introduce additional products helpful to clinicians through internal new product development;
4)	continue to achieve excellent overall financial operating performance;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9169, .8729 and .8601 EUR per USD as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.  Exchange rates were .8129, .7837 and .7643 GBP per USD as of September 30, 2019, December 31, 2018 and September 30, 2018, respectively.  Exchange rates were 1.4823, 1.4193 and 1.3814 AUD per USD on September 30, 2019, December 31, 2018, and September 30, 2018, respectively.  Exchange rates were 1.3242, 1.3644, and 1.2921 CAD per USD on September 30, 2019, December 31, 2018, and September 30, 2018, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

 Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2019. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Legislative healthcare reform in the United States, as embodied in The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Acts”) added a substantial excise tax (MDET)  in 2013-2015 that  increased administrative costs and led to decreased revenues and new product development in the U.S.  Although the tax was suspended for 2016-2019, it is currently due again beginning in 2020:
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During 9M 2019, UTMD purchased 5,000 of its shares in the open market for $398 including commissions and fees. UTMD did not purchase any of its own securities during 9M 2018.

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

UTAH MEDICAL PRODUCTS, INC.
REGISTRANT

Date: 11/7/19	By: /s/ Kevin L. Cornwell
Kevin L. Cornwell
CEO

Date: 11/7/19	By: /s/ Brian L. Koopman
Brian L. Koopman
Principal Financial Officer