Form 10-K/A
period 2019-12-31
UTAH MEDICAL PRODUCTS INC
filed 2020-03-31
CIK 706698

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑K/ A
(Amendment No. 1)

⌧ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed with the Securities and Exchange Commission (the "SEC") on March 16, 2020 (the "Original Filing") by Utah Medical Products, Inc., a Utah corporation. As used herein, "UTMD," the "Company," "we," "our," and similar terms refer to Utah Medical Products, Inc. and, where appropriate, its wholly owned subsidiaries, unless the context indicates otherwise. We are filing this Amendment to present the information required by Part III of Form 10-K because we will not file UTMD’s definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019.  In particular, this Amendment amends the cover page, Items 10 through 14 of Part III and the Exhibit Index of the Original Filing and includes certifications as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, as exhibits in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

Utah Medical Products, Inc.
 Form 10-K/ A

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Set forth below is each director’s name and age and his or her principal occupation, business history and public company directorships held during the past five years.

		Year
		First
Name	Age	Elected	Business Experience during Past Five Years and Other Information

Kevin L. Cornwell	73	1993
Chairman of UTMD since 1996.  President and CEO since December 1992. Secretary since 1993.  Has served in various senior operating management positions in several technology-based companies over a 42-year time span, including as a director on seven other company boards.  Received B.S. degree in Chemical Engineering from Stanford University, M.S. degree in Management Science from the Stanford Graduate School of Engineering, and MBA degree specializing in Finance and Operations Management from the Stanford Graduate School of Business.

Ernst G. Hoyer	82	1996
Retired.  Chairman of the Audit Committee and Lead Independent Director. Served fifteen years as General Manager of Petersen Precision Engineering Company, Redwood City, CA.  Previously served in engineering and general management positions for four technology-based companies over a 35-year time span.  Received B.S. degree in process engineering from the University of California, Berkeley, and MBA degree from the University of Santa Clara.

Barbara A. Payne	73	1997
Retired.  Served over eighteen years as corporate research scientist for a Fortune 50 firm, as an environmental scientist at a national laboratory and as a consulting environmental sociologist.  Received B.A. degree in psychology from Stanford University, M.A. degree from Cornell University, and M.A. and Ph.D. degrees in sociology from Stanford University.

James H. Beeson	78	2007
Retired. Maternal-Fetal Medicine Physician, St. Joseph Medical Center, Houston, Texas. Professor of Maternal-Fetal Medicine at the McGovern Medical School at the University of Texas Health Science Center at Houston. Received B.S. degree in Chemistry from Indiana University, Ph.D. degree in Organic Chemistry from M.I.T., MBA from Michigan State University, and MD from the University of Chicago Pritzker School of Medicine. Served four year residency in Ob/Gyn at Chicago Lying-In Hospital, a fellowship in maternal-fetal medicine at the University of Utah and actively practiced Obstetrics and Gynecology for over 35 years. Currently licensed to practice medicine in the states of Utah, Oklahoma and Texas.  Has published numerous articles and other technical papers. Has industrial experience in product development of in vitro diagnostics at the Ames Company division of Miles Laboratory (now Bayer).

Paul O. Richins	59	1998
Retired. Chief Administrative Officer of UTMD from 1997 to 2018.  UTMD Treasurer and Assistant Secretary from 1994 to 2018.  Received B.S. degree in finance from Weber State University, and MBA degree from Pepperdine University.

EXECUTIVE OFFICERS

UTMD executive officers, their ages and positions are as follows:

Name	Age	Appointed	Position

Kevin L. Cornwell	73	1992	President and CEO
			Description of experience provided above.

Brian L. Koopman	50	2018	Principal Financial Officer

Accounting Manager/ Controller of UTMD since 2006. Principal Financial Officer  since April 2018.  Served in various accounting positions prior to UTMD for over eleven years. Previous CPA (California). Received B.S. degree in Business Administration, Accounting, from UNLV.

CORPORATE GOVERNANCE

Code of Ethics

The Company has adopted a Code of Ethics specifically for its Board of Directors.  The Company also has a Code of Conduct that applies to all of its employees, including its named executive officers, principal financial officer and Board of Directors. The Code of Ethics and Code of Conduct are available on the Company’s website, www.utahmed.com.

Audit Committee

The Audit Committee oversees the financial reporting and internal controls processes for UTMD on behalf of the Board of Directors.  The Audit Committee formally met four times during 2019 and once to date in 2020 to review the quarterly financial reports, periodic independent accounting reviews and financial and internal control audits by UTMD’s independent audit firms.  The Committee also met informally as needed during the year.  In accordance with Statement on Auditing Standards No. 61, discussions were held with management and the independent auditors as needed regarding the acceptability and the quality of the accounting principles used in the reports.  These discussions included the clarity of the disclosures, the underlying estimates and assumptions used in the financial reporting and the reasonableness of the significant judgments and management decisions made in developing the financial statements.

The Audit Committee also met with Company management and its independent auditors and discussed issues related to the overall scope and objectives of the audits conducted, the internal controls used by the Company, the openness and honesty of management, auditor verification of information provided by management, quality control procedures used by auditors in performing the independent audit and any possible conflicts of interest. The Committee elicited recommendations for improving UTMD’s internal control procedures. The independent auditors completed a formal review of the scope and effectiveness of the Company’s internal control procedures, and made informal suggestions.

The Audit Committee selects the Company’s independent accountants, approves the scope of audit and related fees and reviews financial reports, audit results, internal accounting procedures, internal controls and other programs to comply with applicable requirements relating to financial accountability. The Audit Committee Chairman on behalf of the Audit Committee reviewed and selected independent auditors for the UK, Ireland, Canada and Australia subsidiaries’ financial audits and tax returns.  In addition, the Audit Committee  discussed with the independent auditors their independence from the Company and its management, including the matters in the written disclosures required by Independence Standards Board Standard No. 1 and The Sarbanes-Oxley Act of 2002.

The Audit Committee of the Board of Directors is composed of all four outside directors, all of whom except one are independent as defined in Nasdaq Stock Market Rule 5605(a)(2) and under Rule 10A-3(b)(1) adopted pursuant to the Securities Exchange Act of 1934.  The exception is Paul Richins, who prior to April 2018 had been an employee member of the board of directors since 1998 and had served as the Principal Financial Officer of UTMD. Under Nasdaq Rule 5605, Mr. Richins is not considered independent until three years after his employment ended.  That notwithstanding, at the Annual Stockholder Meeting in May 2018, Mr. Richins was elected to continue as an outside director. Nasdaq Rule 5605(c)(2)(B) has an exception that allows one non-independent member of the Audit Committee “if the board, under exceptional and limited circumstances, determines that membership on the committee is required by the best interests of the Company and its Shareholders.”  The board of directors made that determination based on Mr. Richins’ deep understanding of the Company’s internal control systems and financial reporting.  Mr. Richins may not serve longer than two years and may not chair the Audit Committee.  The remaining three members of the Audit Committee are independent and comprise a majority of the Board of Directors.  The Audit Committee charter is available at www.utahmed.com.  Ernst G. Hoyer is the Board of Directors’ designated Audit Committee Chairman and Financial Expert consistent with The Sarbanes-Oxley Act of 2002.

ITEM 11

EXECUTIVE OFFICER COMPENSATION

The following table sets forth, for the last three fiscal years, compensation received by the Company’s Chief Executive Officer and Principal Financial Officer.  There are no other named executive officers.

2019 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Kevin L. Cornwell	2019	156,000	--	--	310,800	7,320	474,120
Chairman & CEO	2018	156,000	--	--	338,100	7,200	501,300
	2017	156,000	--	--	338,100	7,080	501,180

Paul O. Richins	2018	39,827	--	--	--	1,702	41,529
VP & Principal Financial Officer	2017	118,507	--	--	24,292	3,931	146,730

Brian L. Koopman	2019	107,694	--	--	13,276	3,516	124,486
Principal Financial Officer	2018	103,141	--	--	13,814	3,388	120,343

Narrative disclosure to the Summary Compensation Table:

1.
Mr. Richins retired from employment on April 2, 2018.  The Board of Directors appointed Brian Koopman, who served as UTMD’s Controller since 2006, to replace Mr. Richins as UTMD’s Principal Financial Officer.

2.
Amounts included in All Other Compensation represent the aggregate total of Company 401(k) matching contributions, Company Section 125 matching contributions, and reimbursements under UTMD’s pet insurance plan to each named executive officer, all of which are benefits available to regular full-time employees.  During 2020, each named executive officer will be eligible to receive payment of eligible medical expenses under the employee Health Plan, up to $6,840 in 401(k) matching contributions, up to $500 in pet health cost reimbursements and up to $500 in matching Section 125 matching contributions.

3.	Medical, dental and vision expenses paid under the Company’s Health Plan, which are available to regular full-time employees, are not included in the above table.

4.
Non-equity Incentive Plan Compensation amounts, as described in more detail starting on page 10 under Bonuses were paid in early February of the applicable following calendar year, representing Management Bonuses earned during the fiscal year reported.

2019 Grants of Equity Incentive Plan-Based Awards

The Company’s only equity incentive plan is its 2013 Employees’ and Directors’ Incentive Plan, under which no option awards were issued in 2019.

2019 Grants of Non-Equity Incentive Plan-Based Awards

Named Executive Officers participated in the Profit-Sharing Management Bonus (MB) Plan, generally available to all exempt and key nonexempt employees.  The structure of the performance-based MB Plan is described in the following Compensation Discussion and Analysis.  The 2019 awards under the MB Plan to the named executive officers were recommended by the Compensation and Benefits Committee in early 2020, after the independent audit of financial results had been concluded.  The awards were subsequently approved by the Board of Directors. In early 2020, all UTMD employees, including employees of its subsidiaries, received profit-sharing bonuses based on 2019 performance.  The structure of the MB Plan remains the same for 2020.

Additional disclosure regarding executive and employee compensation

The Compensation and Benefits Committee establishes the criteria, and directs the implementation, of all compensation program elements for the CEO.  The CEO’s base salary is set early in each calendar year by the Board of Directors after review of the recommendation of the Compensation and Benefits Committee.  Mr. Cornwell’s base salary in 2020 was set at $156,000, the same as in 2019 and 2018.  However, Mr. Cornwell will contribute 50% of his base salary in 2020 to recompense the cost difference above normal sick benefits of paying employees required to be on quarantine from work due to the corona virus. The annual MB paid to Mr. Cornwell in early 2020 for 2019 performance represented 66% of his total 2019 compensation.  Mr. Cornwell’s 2019 MB was 8% lower than in 2018 because the Company’s consolidated Earnings Before Tax were 8% lower than in 2018.  The MB, which was based by formula on 5% of the Company’s EBT prior to MB accrual, was 8% lower in 2019 than in 2018 for all participants who had met their objectives for the year, except for those who had a change in responsibilities during the year or those who did not receive the full bonus inflating factor due to option awards in the prior year, as further explained below. As in prior years, Mr. Cornwell’s MB was consistent with other participants in the MB Plan, with the exception that he is not eligible for the bonus inflating factor.

The compensation of employees other than the CEO, including other named executive officer(s), is administered by the CEO under the review and ratification of the Compensation and Benefits Committee comprised of all the independent directors. For all other employees, in collaboration with the other executive officer(s), the CEO develops compensation policies, plans and programs that are intended to meet the objectives of the Company’s overall compensation program. The Compensation and Benefits Committee annually reviews and approves the elements of the compensation program recommended by the CEO. In addition, the committee periodically reviews any proposed changes within a calendar year.

Employment Agreements, Termination of Employment, and Change in Control.

Except for Mr. Cornwell, the Company has no employment agreements in the United States.  In Ireland and Canada, UTMD is subject to providing certain statutory advance notice and severance benefits to its employees in the event of redundancy termination.  In the United Kingdom (UK) and Australia (AUS), Femcare has an employment agreement with each of its employees that typically includes a three month termination notice or pay in lieu of notice.

In May 1998, the Company entered into an agreement with the CEO to provide a long term incentive to increase stockholder value.  Per the agreement, the Company is required to pay Mr. Cornwell additional compensation in the event his employment is terminated as a result of a change in control at the election of the Company or by the mutual agreement of Mr. Cornwell and the Company.  Under the agreement, the additional compensation that the Company is required to pay Mr. Cornwell is equal to his last three years’ salary and bonuses.  Based on actual salary plus bonuses for the three years of 2017-2019, the additional compensation would be $1,455,000.

In the event of a change in control, the Company will also pay Mr. Cornwell incentive compensation under the agreement equal to about 1.8% of the enterprise value paid by an acquiring entity that exceeds $14.00 per share.  For example, at the $107.90 per share closing price at the end of 2019, the amount of incentive compensation in the event of an acquisition of UTMD would be $7,042,500.  At the time of the execution of the agreement, the value per UTMD share was $7.75.

Except for statutory notice, or payment in lieu provisions in UK employee contracts, UTMD’s CEO is the only employee with a formal termination benefit agreement, which was last modified in 1998. The Board of Directors does not anticipate the need for any other agreements for the indefinite future.  In the absence of any practical requirement, UTMD has no general policies regarding termination benefits.

The Company is also required to pay all optionees under employee and outside director’s option plans, the appreciation of stock value for awarded options above the option exercise price (“in the money”) in the event of a change of control of the Company.  The number of options outstanding as of December 31, 2019, was 51,689 at an average exercise price of $58.50/ share.  At the year-end 2019 per share closing price of $107.90, the amount of change of control pay due all optionees would be $2,553,385.

Outstanding Equity Awards at 2019 Fiscal Year End

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
Named Executive Officer	Exercisable	Unexercisable
Brian L. Koopman	62	0	49.18	5/8/2024
	500	187	58.50	11/8/2026
	400	1,200	74.64	12/24/2028

2019 Option Exercises

No stock option exercises were made in 2019 by any of the named executive officers listed in the Summary Compensation Table.

2019 Pension Benefits

The Company does not provide a defined benefit pension plan to any employee.

2019 Nonqualified Deferred Compensation

The Company does not provide nonqualified deferred compensation to any employee.

2019 Outside Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
James Beeson	26,000	--	--	--	26,000
Ernst Hoyer	33,000	--	--	--	33,000
Barbara Payne	26,000	--	--	--	26,000
Paul Richins	26,000				26,000

Directors of UTMD and/or its corporate subsidiaries who are also employees do not receive a separate director’s fee.  The Board of Directors has concluded that the outside director compensation for 2020 will remain the same as in 2019.

Narrative disclosure to the Outside Director Compensation Table:

1.	Mr. Hoyer received $4,000 for participating as a member of the Executive Committee, $3,000 as Chairman of the Audit Committee and $26,000 as the base annual outside director’s fee.

2.	Dr. Beeson received the $26,000 base annual outside director’s fee.

3.	Dr. Payne received the $26,000 base annual outside director’s fee.

4.	Mr. Richins received the $26,000 base annual outside director’s fee.

At the 2003 Annual Meeting, stockholders approved the 2003 Employees’ and Directors’ Incentive Plan, under which up to 1.2 million shares could have been granted over the ten-year life of the plan. The Board of Directors did not approve an award of outside director options in the three preceding years 2000-2002, or in the ensuing years of 2004-2019, except for a 10,000 share award to Dr. Beeson upon joining the board in 2007 and an ensuing 10,000 share award to Dr. Beeson in 2008.  The 2003 Plan expired in February 2013.

At the 2013 Annual Meeting, stockholders approved the 2013 Employees’ and Directors’ Incentive Plan, under which up to 600,000 shares may be granted over the ten-year life of the plan.  No options have been granted to outside Directors under the 2013 Plan.  In 2014, prior to his retirement as a UTMD employee in 2018, Mr. Richins received a stock option award under which 62 shares remain unexercised as of December 31, 2019.

CEO PAY RATIO DISCLOSURE

The median annual total compensation of all employees of the Company in 2019, other than Mr. Cornwell, was $34,030.  Mr. Cornwell’s total annual compensation in 2019 was $474,120. The ratio of these two amounts is 1:14.

To identify the median employee, UTMD compared annual pay, as of December 31, 2019, for all of its employees excluding the CEO, wherever they reside in the world. In addition to the United States, the Company has employees in the United Kingdom, Ireland, Australia and Canada. Employee pay rates in foreign currencies were converted to U.S. Dollars using exchange rates on December 31, 2019.  The median annual pay was identified and that employee’s total annual compensation in 2019 was subsequently calculated using the same methodology as that used for calculating Mr. Cornwell’s compensation as shown in the 2019 Summary Compensation table.

DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS

The following table summarizes, as of the end of the most recent fiscal year, compensation plans, including individual compensation arrangements, under which equity securities of the Company are authorized for issuance, aggregated for all compensation plans previously approved by stockholders and for all plans not previously approved by stockholders:

Plan Category	Number of Securities To Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	51,689	$58.50	532,800
Equity compensation plans not approved by security holders	-	(Not applicable)	-
Total	51,689	$58.50	532,800

Additional disclosure regarding dilution from equity awards:

In 2003 and 2013, stockholders approved incentive stock option plans for employees and directors summarized in the table above.  Although the 2003 option plan has expired, 8,512 options awarded prior to expiration of the plan remain unexercised.  The Company currently has no other equity award programs.  The dilutive impact to stockholders of stock option awards is provided in the tables below:

	2017	2018	2019
Option shares available for award per stockholder approved option plans (beginning of year)	241,300	303,000	330,600
Option shares allocated by the Board of Directors	40,000	40,000	40,000
Total option shares awarded	0	22,400	0

	2017	2018	2019
Total unexercised awarded option shares (end of year)	54,340	61,018	51,689
Weighted-average unexercised option exercise price	$45.50	$56.78	$58.50
Closing market price of UTMD stock per share (end of year)	$81.40	$83.08	$107.90
(A) Dilution from options (shares)	19,430	18,344	17,728
(B) Weighted average shares outstanding	3,717,492	3,730,303	3,720,868
Total diluted shares outstanding (A+B), used for EPS calculation	3,736,922	3,748,647	3,738,596

COMPENSATION DISCUSSION AND ANALYSIS

General

Under the supervision of the Compensation and Benefits Committee, UTMD has developed and implemented compensation policies, plans and programs that seek to enhance the long-term profitability, EPS growth and return on stockholders’ equity (ROE) of the Company, and thus stockholder value, by aligning closely the financial interests of the Company’s senior management and other key employees with those of its stockholders.  The long term key financial performance objectives are a 15% annually compounded rate of increase in EPS and an average ROE prior to payment of cash dividends greater than 20%.  As of the end of 2019, the Company has actually achieved a 14.3% annually compounded rate of increase in EPS and an average annual ROE (prior to payment of stockholder dividends) of 27% over the thirty-three years since 1986, UTMD’s first year of profitability since becoming a publicly-traded company.

At the beginning of each year, the Board of Directors approves an operating plan which sets the standard for the Company’s financial and nonfinancial performance.  The performance each year may vary according to global economic conditions, competitive environment, life cycle of products, new product development, manufacturing costs and other factors.  The Compensation and Benefits Committee then approves compensation criteria set in relation to the Company’s annual operating plan which includes numerous income statement, balance sheet and cash flow measures, in addition to nonfinancial objectives established for each employee participating in the annual MB program.

The Company applies a consistent philosophy to compensation for all employees, including senior management.  The philosophy is based on the premise that the achievements of the Company result from the coordinated efforts of all individual employees working toward common objectives.  The Company strives to achieve those objectives through teamwork that is focused on meeting the needs and expectations of customers and stockholders.

The Company believes that its compensation policies, in particular its profit-sharing MB program and employee stock option awards, align key employee compensation with stockholder interest in creating longer term stockholder value and consistent profitability.  There are no compensation programs or policies that create risks that are reasonably likely to have a material adverse effect on the Company.

There are seven basic objectives for the Company’s compensation program:

(1) Pay for Performance.  The basic philosophy is that rewards are provided for the long-term value of individual contribution and performance to the Company.  Rewards are both recurring (e.g., base salary) and non-recurring (e.g., bonuses), and both financial and non-financial (e.g., recognition and time off).

(2) Provide for Fairness and Consistency in the Administration of Pay.  Compensation is based on the value of the job, what each individual brings to the job, and how well each individual performs on the job, consistently applied across all functions and subsidiaries of the Company.

(3) Pay Competitively.  The Company believes it needs to attract and retain the best people in the industry in order to achieve one of the best performance records in the industry.  In doing so, the Company needs to be perceived as rewarding well, where competitive compensation includes the total package of base pay, bonuses, awards and other benefits.

(4) Conduct an Effective Performance Review Process.  The Company believes it needs to encourage individual employee growth and candidly review each individual’s performance in a timely way.  This feedback process is bilateral, providing management with an evaluation of the Company through the eyes of its employees.

(5) Effectively Plan and Administer the Compensation Program.  Expenditures for employee compensation must be managed to what the Company can afford and in a way that meets management goals for overall performance and return on stockholder equity.

(6) Communicate Effectively.  The Company believes that an effective communication process must be employed to assure that its employees understand how compensation objectives are being administered and met.

(7) Meet All Legal Requirements.  The compensation program must conform to all statutory employment laws and rules.

The Company uses essentially five vehicles in its compensation program.

(1) Salary.  UTMD sets base salaries by reviewing the aggregate of base salary and annual  MB for competitive positions in the market.  The CEO’s base salary is set early in each calendar year by the Board of Directors.  Because UTMD is a small company where responsibilities are fluid and cross functional lines, there may not be a one for one comparison with other companies’ job positions.  Based on the knowledge and experience of members of senior management and the Compensation and Benefits Committee, base salaries are fixed at levels somewhat below the competitive amounts paid to management with comparable qualifications, experience and responsibilities at other similarly profitable companies engaged in the same or similar businesses.  Then, annual bonuses and longer term incentive compensation are more highly leveraged and tied closely to the Company’s success in achieving significant financial and non-financial goals.

(2) Bonuses.  UTMD’s Profit-Sharing Management Bonus (MB) Plan, which funds annual management bonuses, along with other contemporaneous incentives during the year, is generated out of a pretax/pre-bonus profit-sharing pool accrued throughout the year, and finalized, where the annual MB portion is concerned, after the year-end independent financial audit has been completed.  Prior to 2006, the Board of Directors had approved an accrual guideline of 4% of pretax, pre-bonus earnings, plus 10% of pretax, pre-bonus earnings improvements over the prior year’s results, as an allocation for the plan.  For example, if the Company achieved 20% growth in pretax/pre-bonus accrual earnings, the MB Plan would accrue 6% of pretax, pre-bonus earnings during the applicable year into a “pool.”  The pool would then be distributed after the completed independent audit after recommendation of the Compensation and Benefits Committee and approval by the Board.  Beginning in 2006, although the mechanism for the MB Plan remains unchanged, in order to compensate for the decrease in the number of option shares granted key employees (as the result of the requirement to expense the estimated “value” of options), the Board of Directors increased the base percent of the annual Management Bonus accrual formula from 4% to 5% of pretax/pre-bonus profits, and, except for the CEO, added an additional bonus inflating factor ranging from 7-15%.

UTMD’s management personnel, beginning with the first level of supervision and professional management, and including certain non-management specialists and technical people, together with all direct sales representatives, are eligible participants in the MB Plan.  At the beginning of the year, plan participants were generally awarded participation units in the bonus plan, proportional to base salary and responsibility, based on senior management’s determination of the relative contribution expected from each person toward attaining Company goals.  Each individual’s performance objectives, derived as the applicable contribution needed from that key employee to achieve the Company’s overall business plan for the year, are available for review as needed by the Committee.  As part of the planning process, each eligible employee develops a set of measurable and dated objectives for the ensuing year.  Achieving the Company’s plan sets an expected value per bonus unit.  After the end of the year, each individual participant’s contribution to the Company’s performance is assessed by senior management in order to determine an additional allocation of units for individual contributions, with the accomplishment of the beginning of year objectives as a key component.  In 2019, all employees of the Company participated in the distribution of a $617,000 annual MB Plan payout, not including payroll taxes.  The MB Plan also funded $37,000 in payroll taxes resulting from bonuses, $3,000 in extraordinary bonuses paid contemporaneously to non-executive employees during the year, and $12,300 in non-exempt U.S. employee attendance bonuses.

The Company makes occasional cash awards, in amounts determined on an individual basis, to employees who make extraordinary contributions to the performance of the Company at any time during the year.  These contemporaneous payments are made as frequently as possible to recognize excellent accomplishments when they occur.  The awards are funded from the accrued MB plan described above, and therefore do not otherwise impact the Company’s financial performance. Senior management is not eligible for these awards.

(3) Employee Stock Options.  The Compensation and Benefits Committee believes that its awards of stock options have successfully focused the Company’s management personnel on building profitability and stockholder value.  The Board of Directors considers this policy highly contributory to growth in future stockholder value.  The number of options awarded reflects the judgment of the Board of the number of options sufficient to constitute a material, recognizable benefit to recipients. No explicit formula criteria are utilized, other than minimizing dilution to stockholder interests and the impact on earnings per share for option expense.  When taken together with the share repurchase program, the net result of the option program over the last twenty-seven years has been awarding option shares to key employees at a higher price, and in substantially smaller amounts, than shares actually repurchased in the open market during the same time period.

At the 2003 Annual Meeting, stockholders approved the 2003 Employees’ and Directors’ Incentive Plan, under which up to 1.2 million shares could have been granted over the ten-year life of the plan.  During the same period of time that 153,000 (uncancelled) option shares were granted to employees under the 2003 Plan, UTMD repurchased 1.4 million of its shares in the open market.  As of December 31, 2019, 8,512 unexercised option shares remained outstanding under the 2003 Plan.

At the 2013 Annual Meeting, stockholders approved the 2013 Employees’ and Directors’ Incentive Plan, under which up to 600,000 shares may be granted over the ten-year life of the plan.  As of December 31, 2019, 43,177 unexercised option shares were outstanding under the 2013 Plan.

After the first five years of the ten year plan approved by stockholders in 2013, the plan allowed 350,000 shares cumulatively available for grant out of the 600,000 total.  In the first six years of the plan, UTMD awarded 89,400 option shares at an average exercise price of $58.48 per share.  (As an aside, 22,261 option shares of the 89,400 awarded have been cancelled as the result of employees leaving the Company prior to vesting in the right to exercise.) During the same six years, UTMD repurchased 105,207 shares in the open market at an average price including commissions and fees of $58.84/ share.  In other words, UTMD has repurchased more shares at about the same price per share than it has “sold” in the form of option awards under the 2013 plan. In combination with share repurchases, the option plan has been non-dilutive to stockholders while providing a substantial incentive to key employees.

After the conclusion of the annual independent audit and public announcement of financial results, the Board of Directors typically allocates an annual amount of shares for employee options each year at its regularly scheduled Board meeting following the audited close of the prior year’s financial performance.  Allocated shares are usually reserved for awards later in the year to employees, including new or key employees with increased responsibilities. The Compensation and Benefits Committee approves all awards, and the closing price on the date of the approval is the exercise price of the option shares.  According to policy, awards are not made in advance of material news events, or when material non-public information is known.

In December 2018, option awards were granted to 45 U.S., Ireland, UK, Canada and Australia employees to purchase a total of 22,400 shares at an exercise price of $74.64 per share. One thousand three hundred of the 2018 awarded shares have been cancelled as of March 2020.

Employee and director options vest over a four-year period, with a ten-year exercise period as long as the employee remains employed.  Management expects to recommend additional options be awarded on an annual basis to the Company’s key employees based on its belief that sharing ownership of the Company with those who help create its success is the best way to assure growth in stockholder value.  UTMD stockholder value in terms of share price, which ended 2019 at $107.90, plus cash dividends paid to stockholders, has grown 1,780% (an annually compounded growth rate of 15%) in the last 21 years.

(4) Retirement Plans.  The Company has sponsored a 401(k) retirement plan for U.S. employees since 1985, a contributory retirement plan for Irish employees since 1998, a contributory retirement plan for Femcare UK employees since 2011, a contributory retirement plan for Femcare Australia employees since 2013, and a contributory retirement plan for Femcare Canada employees since 2017. In addition to meeting statutory requirements, the Compensation and Benefits Committee believes that a continuance of the retirement plans is consistent with ensuring a stable employment base by helping to provide Company employees with a vehicle to build long-term financial security.  In 2019, the Company contributed and paid administrative costs at a total expense, including all of its subsidiaries, of $178,000.  For 2020, the Board of Directors has approved continuing the retirement plan contributions on the same basis as in 2019.

(5) Group Benefit Plans.  In the U.S., the Company provides group medical, dental and life insurance benefit plans for its employees.  For U.S. employees, the health benefits plan is consistent with self-funded group plans offered by other companies.  The portion of the monthly premium cost is paid by U.S. plan participants on a graduated scale so that higher paid employees pay a higher premium.  In Ireland, the UK, Canada and Australia, employees do not pay premiums, and are provided medical and life coverages consistent with benefits provided to employees of similar companies.

Structure for Executive Officer Compensation

The structure and activities of the Compensation and Benefits Committee meet the requirements of SEC Rule 10C-1, as mandated by Section 952 of the Dodd-Frank Act.  In regard to Item 407 of Regulation S-K, in 2019 and to-date in 2020, the company has not retained or obtained the advice of a compensation advisor.

Utilizing the compensation objectives and vehicles outlined previously, the Compensation and Benefits Committee, comprised of three independent outside directors, establishes the annual base salary for the CEO.  All other employees’ salaries are set by the CEO, and reviewed by the Committee for consistency with the Company’s compensation objectives.  The Committee periodically uses surveys of similar companies selected from among the companies with which UTMD’s stock is compared in the Stock Performance Chart, based on variations in industry type, geographic location, size, and profitability as the Committee deems appropriate.  Base salary is fixed at a level somewhat below the competitive amounts paid to executive officers with comparable qualifications, experience and responsibilities at other similarly sized companies engaged in the same or similar businesses.  The annual MB and long-term incentive compensation in the form of stock options were more highly leveraged and tied closely to the Company’s success in achieving significant financial and non-financial goals.

The annual MB for the named executive officers are awarded using the same basis as all employees included in the annual profit-sharing MB Plan, except a bonus inflating factor related to stock option awards is not included for the CEO. The goals for executive officers include financial and non-financial goals.  Financial goals include net sales, gross profit margin, operating margin, EBITDA, EBT, after-tax profits, return on equity and earnings per share.  Non-financial goals include continuing the development of a talented and motivated team of employees, conceiving and implementing programs to maintain competitive advantages and to achieve consistent earnings per share growth, reacting to competitive challenges, developing business initiatives to further support critical mass in a consolidating marketplace, promoting the Company’s participation in socially responsible programs, protecting intellectual property rights, maintaining compliance with regulatory requirements, achieving a high regard for the integrity of the Company and its management, and minimizing issues that represent significant business risk factors such as overly burdensome administrative programs and product liability exposure.  In 2019, UTMD met its beginning of year financial objectives.  Based primarily on the Company’s 8% lower pretax/pre-MB accrual profit, annual management bonuses were 8% lower than in 2018 for the same level of responsibility and contribution of employees regularly participating in the MB plan.

The Committee intends that stock options serve as an important component of executive officers’ total compensation in order to retain critical efforts on behalf of the Company and to focus efforts on enhancing stockholder value.  The Committee believes that past option awards have successfully provided this incentive.  An option for 50,000 shares was awarded the CEO in January 2004, at an exercise price of $25.59 per share.  Except for the 2004 award, no CEO options were awarded during the last twenty-one years.

Report of the Compensation and Benefits Committee

The Compensation and Benefits Committee has reviewed and discussed the CD&A with UTMD management.  Based on that review, the Committee recommended to the Board of Directors that the CD&A be included in the Company’s annual report on Form 10-K/A.  The Compensation and Benefits Committee charter is available at www.utahmed.com.

The following chart compares annual changes in total executive compensation with changes in non-GAAP earnings per share, stockholder return (year-end share price plus cash dividends paid during the year) and UTMD year-end market capitalization over the last nine years, starting at December 31, 2010:

[Next Page]

Changes in Executive Compensation Compared to Stock Value Indicators
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
350%
300%
250%
200%
150%
100%
50%
0%
-50%
Shareholder return
Executive compensation
Earnings per share
Market capitalization

Compensation and Benefits Committee Interlocks and Insider Participation

The members of the Compensation and Benefits Committee are Ernst G. Hoyer, Barbara A. Payne and James H. Beeson.  No member of the committee is a present or former officer of the Company or any subsidiary.  There are no interlocks.  No member of the Committee, his or her family, or his or her affiliate was a party to any material transactions with the Company or any subsidiary since the beginning of the last completed fiscal year.  No executive officer of the Company serves as an executive officer, director or member of a compensation committee of any other entity, an executive officer or director of which is a member of the Compensation and Benefits Committee of UTMD.

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table furnishes information concerning the ownership of the Company’s Common Stock as of March 6, 2020, by the directors, the nominees for director, the executive officers named in the compensation tables on page 5, all directors and executive officers as a group, and those known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock as of December 31, 2019.

Name	Nature of Ownership	Number of Shares Owned	Percent
Principal Stockholders
FMR LLC	Direct	435,898	11.8%
245 Summer Street
Boston, Massachusetts 02210

T. Rowe Price Associates, Inc.	Direct	318,683	8.6%
100 East Pratt Street
Baltimore, Maryland 21202-1009

Renaissance Technologies LLC	Direct	234,214	6.3%
800 Third Ave
New York, New York 10022

BlackRock Fund Advisors	Direct	205,064	5.6%
400 Howard Street
San Francisco, CA 94105

Directors and Executive Officers
Kevin L. Cornwell (1)	Direct	197,857	5.4%

Ernst G. Hoyer (1)(2)(3)(4)	Direct	10,000	0.3%

Barbara A. Payne (2)(3)(4)	Direct	18,338	0.5%

Paul O. Richins(2)(3)	Direct	24,254	0.7%
	Options	62	0.0%
	Total	24,316	0.7%

James H. Beeson (2)(4)	Direct	13,125	0.4%

Brian L. Koopman	Direct	607	0.0%

	Options	2,349	0.1%
	Total	2,956	0.1%

All executive officers and	Direct	264,181	7.1%
directors as a group (5 persons)	Options	2,411	0.1%
	Total	266,592	7.2%

(1)	Executive Committee member
(2)	Audit Committee member
(3)	Governance and Nominating Committee member
(4)	Compensation and Benefits Committee member

In the previous table, shares owned directly by directors and executive officers are owned beneficially and of record, and such record stockholder has sole voting, investment and dispositive power. Calculations of percentage of shares outstanding assumes the exercise of options to which the percentage relates.  Percentages calculated for totals assume the exercise of options comprising such totals.

Section 16(a) Beneficial Ownership Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of equity securities of the Company.  Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) requirements applicable to persons who were officers, directors and greater than 10% stockholders during the preceding fiscal year were complied with.

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

UTMD’s Board of Directors has determined that a majority of its directors are independent, as that term is defined in NASD Rule 5605(a)(2), which satisfies the independence requirement of NASD Rule 5605(b)(1).  The Board of Directors was not aware of any transactions, relationships or arrangements to be considered in determining that Dr. Payne, Mr. Hoyer and Dr. Beeson were independent under the NASD Rules.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Committee Policy and Approval

The engagements of independent auditors to perform audit and tax accounting services were made by the Audit Committee.  The Audit Committee selected, and the Board of Directors ratified, the engagement of Haynie & Company as the Company’s lead auditor and independent registered public accounting firm for the year ended December 31, 2019.  The selection of the independent registered public accounting firm was ratified by stockholders at the May 2019 Annual Stockholders Meeting.

Auditor and accounting firm engagements include independent firms other than Haynie & Company that were required for financial audits of Femcare and its subsidiaries, year-end and statutory fiscal year 2019 financial and internal control audits of Femcare and its subsidiaries, the completion of tax returns for foreign subsidiaries including Femcare and its subsidiaries, and statutory audits of the Company’s employee benefits plans. The policy of the Audit Committee is to require that all services performed by independent auditors be pre-approved by the Audit Committee Chairman before services are performed.

Fees billed by the Principal and Other Accounting Firms

The following table shows the fees billed for the applicable prior year audits of the Company’s consolidated financial statements and for other services rendered by accountants in the years 2019 and 2018.

Lead Audit Firm	2019	2018	Other Accounting Firms	2019	2018
Audit Fees	$125,100	$127,636	Audit Fees	$47,489	$43,837
Audit-Related Fees	1,954	1,884	Audit-Related Fees	-	1,070
Tax Fees	-	20,800	Tax Fees	57,811	42,873
Total:	$127,054	$150,320	Total	$105,300	$87,780

The aggregate total of accounting fees (audit and tax) was $232,354 in 2019 compared to $238,100 in 2018.

Audit Fees.  Fees for professional services rendered for the audit of the Company’s annual financial statements, reviews of the financials included in UTMD’s quarterly reports on Form 10‑Q and related regulatory reviews, and audit of UTMD’s internal controls in accordance with the Sarbanes Oxley Act of 2002. The lead audit firm in 2019 was Haynie & Company.  The lead audit firm in 2018 was Jones Simkins LLC. The 2019 aggregated audit (and audit-related) fee total was $174,543 compared to $174,427 in 2018.

Audit-Related Fees. Fees for due diligence in connection with acquisitions and related accounting consultations, travel expenses, compliance with financing arrangements and attest services that were not required by statute or regulation.

Tax Fees.  Fees for tax filing, preparation and tax advisory services.  The 2019 aggregated tax fee total was $57,811 compared to $63,673 in 2018.  In 2018, the lead audit firm also prepared U.S. tax returns.  In 2019, independent firms prepared the tax returns and provided additional consulting required for state and federal compliance with the U.S. TCJA enacted in December 2017.

All Other Fees.  Fees for any other services not included in audit fees, audit-related fees and tax fees.

ITEM 15
EXHIBITS

Exhibit #	SEC Reference #	Title of Document	Location

1	31	Certification of CEO Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This filing

2	31	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 31st day of March, 2020.

UTAH MEDICAL PRODUCTS, INC.

By:/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 31st day of March, 2020.

By: /s/ James H. Beeson
James H. Beeson, Director

By: /s/ Kevin L. Cornwell
Kevin L. Cornwell, Director

By: /s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By: /s/ Barbara A. Payne
Barbara A. Payne, Director

By: /s/ Paul O. Richins
Paul O. Richins, Director