Form 10-Q
period 2020-03-31
UTAH MEDICAL PRODUCTS INC
filed 2020-05-08
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-12575

UTAH MEDICAL PRODUCTS INC

(Exact name of Registrant as specified in its charter)

UTAH	87-0342734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7043 South 300 West
Midvale, Utah 84047
(Address of principal executive offices) (Zip Code)

(801) 566-1200
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2020: 3,642,431.

UTAH MEDICAL PRODUCTS, INC.

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATIONPAGE

Item 1.Financial Statements

Consolidated Condensed Balance Sheets as of

March 31, 2020 and December 31, 2019    2

Consolidated Condensed Statements of Income for the

three months ended March 31, 2020 and March 31, 2019    3

Consolidated Condensed Statements of Cash Flows for

three months ended March 31, 2020 and March 31, 2019    4

Consolidated Statement of Stockholders’ Equity

three months ended March 31, 2020 and March 31, 2019    5

Notes to Consolidated Condensed Financial Statements    6

Item 2.Management’s Discussion and Analysis of

Financial Condition and Results of Operations    9

Item 3.Quantitative and Qualitative Disclosures About Market Risk    17

Item 4.Controls and Procedures    17

PART II – OTHER INFORMATION

Item 1.Legal Proceedings  18

Item 1A.Risk Factors  18

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds  19

Item 6.Exhibits    20

SIGNATURES    20

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2020 AND DECEMBER 31, 2019
(in thousands)
	(unaudited)	(audited)
ASSETS	MARCH 31, 2020	DECEMBER 31, 2019
Current assets:
Cash & Investments	$ 39,613	$ 42,787
Accounts & other receivables, net	4,410	4,742
Inventories	6,757	6,913
Other current assets	443	444
Total current assets	51,223	54,886
Property and equipment, net	10,224	10,314
Operating Lease - Right of Use Assets, net	404	414
Goodwill	13,547	13,961
Other intangible assets	53,245	55,205
Other intangible assets - accumulated amortization	(25,449)	(24,993)
Other intangible assets, net	27,796	30,212
Total assets	$ 103,194	$ 109,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,057	$ 1,098
Accrued expenses	2,744	2,350
Total current liabilities	3,801	3,448
Deferred tax liability - Femcare IIA	2,110	2,110
Other long term liabilities	2,008	2,239
Operating Lease Liability	366	376
Deferred income taxes	523	521
Total liabilities	8,808	8,694

Stockholders' equity:
Preferred stock - $.01 par value; authorized - 5,000
shares; no shares issued or outstanding	-	-
Common stock - $.01 par value; authorized - 50,000
shares; issued - March 31, 2020, 3,642 shares and
December 31, 2019, 3,722 shares	36	37
Accumulated other comprehensive loss	(12,232)	(9,782)
Additional paid-in capital	-	18
Retained earnings	106,582	110,820
Total stockholders' equity	94,386	101,093

Total liabilities and stockholders' equity	$ 103,194	$ 109,787

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019
(in thousands, except per share amounts)
(unaudited)
	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
Sales, net	$ 10,902	$ 10,732

Cost of goods sold	4,066	3,959
Gross profit	6,836	6,773

Operating expense
Selling, general and administrative	2,838	2,557
Research & development	135	115
Total operating expenses	2,973	2,672
Operating income	3,863	4,101

Other income	125	36
Income before provision for income taxes	3,988	4,137

Provision for income taxes	848	998
Net income	$ 3,140	$ 3,139

Earnings per common share (basic)	$ 0.85	$ 0.84
Earnings per common share (diluted)	$ 0.84	$ 0.84

Shares outstanding (basic)	3,707	3,722
Shares outstanding (diluted)	3,724	3,738

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ (2,449)	$ 948
Total comprehensive income	$ 691	$ 4,087

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND MARCH 31, 2019
(in thousands - unaudited)
	MARCH 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,140	$ 3,139
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	175	179
Amortization	1,630	1,271
Provision for (recovery of) losses on accounts receivable	(14)	-
Amortization of Right of Use Assets	9	10
Deferred income taxes	(97)	(142)
Stock-based compensation expense	23	28
Tax benefit attributable to exercise of stock options	3	13
Changes in operating assets and liabilities:
Accounts receivable and other receivables	261	(940)
Inventories	158	(2,255)
Prepaid expenses and other current assets	(12)	(23)
Accounts payable	(31)	1,868
Accrued expenses	429	212
Total adjustments	2,534	221
Net cash provided by operating activities	5,674	3,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(454)	(12)
Intangible assets	-	(21,000)
Net cash used in investing activities	(454)	(21,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	48	97
Common stock purchased and retired	(6,426)	-
Payment of dividends	(1,042)	(1,027)
Net cash used in financing activities	(7,420)	(930)

Effect of exchange rate changes on cash	(974)	135
Net decrease in cash and cash equivalents	(3,174)	(18,447)
Cash at beginning of period	42,787	51,112
Cash at end of period	$ 39,613	$ 32,665

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 285	$ 406
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2020 and 2019
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2019	3,722	$ 37	$ 18	$ (9,783)	$ 110,820	$ 101,092
Shares issued upon exercise of employee stock options for cash	1	-	47	-	-	47
Stock option compensation expense	-	-	23	-	-	23
Common stock purchased and retired	(80)	(1)	(89)	-	(6,336)	(6,426)
Foreign currency translation adjustment	-	-	-	(2,449)	-	(2,449)
Common stock dividends	-	-	-	-	(1,042)	(1,042)
Net income	-	-	-	-	3,140	3,140
Balance at March 31, 2020	3,642	$ 36	$ 0	$ (12,232)	$ 106,582	$ 94,386
Balance at December 31, 2018	3,720	$ 37	$ 121	$ (11,290)	$ 100,124	$ 88,992
Shares issued upon exercise of employee stock options for cash	3	-	97	-	-	97
Stock option compensation expense	-	-	28	-	-	28
Foreign currency translation adjustment	-	-	-	948	-	948
Common stock dividends	-	-	-	-	(1,028)	(1,028)
Net income	-	-	-	-	3,139	3,139
Balance at March 31, 2019	3,723	$ 37	$ 246	$ (10,343)	$ 102,235	$ 92,176

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1)The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2019.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. Currency amounts are in thousands except per-share amounts and where noted.

(2) Recent Accounting Standards.

The Company has determined that recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

(3)Inventories at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2020
Finished goods	$ 1,437	$ 1,708
Work-in-process	1,237	1,022
Raw materials	4,083	4,183
Total	$ 6,757	$ 6,913

(4)Stock-Based Compensation. At March 31, 2020, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2020 and 2019, the Company recognized $23 and $28, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2019 or March 31, 2020.

(6)  1Q 2020 global revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$909	$249	$1,158
Gynecology/Electrosurgery/Urology	2,817	3,075	5,892
Neonatal	1,141	443	1,584
Blood Pressure Monitoring and Accessories	1,576	692	2,268
Total	$6,443	$4,459	$10,902

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

The components of lease cost were as follows:	Three Months Ended March 31, 2020
Operating Lease Cost (in thousands)	$15
Right-of-Use Assets in exchange for new operating lease obligations	0
Other Information	Three Months Ended March 31, 2020
Weighted Average Remaining Lease Term - Operating Leases	11 years
Weighted Average Discount Rate – Operating Leases	5.4%

Operating lease liabilities/ payments	(in thousands)
Operating lease payments, 2020	$60
Operating lease payments, 2021	60
Operating lease payments, 2022	45
Operating lease payments, 2023	45
Operating lease payments, 2024	45
Thereafter	299

Reconciliation of operating lease liabilities/ payments to operating lease liabilities	(in thousands)
Total operating lease liabilities/ payments	$536
Operating lease liabilities	404
Present value adjustment	$132

Maturities of lease liabilities were as follows:	(in thousands)
Year ending December 31,
2020	$38
2021	40
2022	27
2023	29
2024	30
Thereafter	248

(8)  Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie® Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019. The $21,000 purchase price represents an identifiable intangible asset which is being straight-line amortized and recognized as part of G&A expenses over the now 3.58 year remaining life of the prior CSI agreement with Femcare.

9) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of first quarter 2020.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended
	March 31,
	2020	2019
Numerator
Net income	3140	3139

Denominator
Weighted average shares, basic	3707	3722
Dilutive effect of stock options	17	16
Diluted shares	3724	3738

Earnings per share, basic	0.85	0.84
Earnings per share, diluted	0.84	0.84

(10) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.  The COVID-19 pandemic itself was not a subsequent event.  However, the negative impact of the pandemic in the ensuing 2Q 2020 to date has been substantially greater than in 1Q 2020.  More detail is provided in Item 2.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2019 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in the first quarter (1Q) of 2020 compared to 1Q 2019 were as follows:

	1Q 2020	1Q 2019	change
Net Sales	$ 10,902	$ 10,732	+1.6%
Gross Profit	6,836	6,773	+0.9%
Operating Income	3,863	4,102	(5.8%)
Income Before Tax	3,988	4,137	(3.6%)
Net Income	3,140	3,139	-
Earnings per Share	$ 0.843	$ 0.840	+0.4%

Profit margins in 1Q 2020 compared to 1Q 2019 follow:

	1Q 2020 (JAN – MAR)	1Q 2019 (JAN – MAR)
Gross Profit Margin (Gross Profit/ sales):	62.7%	63.1%
Operating Income Margin (Operating Income/ sales):	35.4%	38.2%
EBT Margin (Profits before Income Taxes/ sales):	36.6%	38.5%
Net Income Margin (Profit after Taxes/ sales):	28.8%	29.2%

Although sales and gross profits were higher in 1Q 2020 than in 1Q 2019, the corona virus (COVID-19) pandemic substantially hampered financial results beginning in March.  UTMD’s gynecology/ electrosurgery/ urology (GYN) product category is primarily comprised of devices used in procedures which are considered “elective” in the current pandemic. Sales of the Filshie® Clip System (Filshie devices), which are included in the GYN product category, were $764 (+83%) higher in 1Q 2020 than in 1Q 2019 because UTMD first began selling Filshie devices directly to domestic end-users in February 2019 (part way through 1Q 2019), after acquiring the exclusive distribution rights from CooperSurgical Inc.  Although a very short span of time, a better comparison might be that domestic Filshie device sales were 25% lower in March 2020 compared to the January/February 2020 monthly average.  Outside the U.S. (OUS), Filshie device sales, which were for the full quarter in each year, were $513 (19%) lower. On a constant currency basis (foreign currency sales converted to USD at the same foreign currency exchange (FX) rate as in the prior year’s 1Q), OUS Filshie device sales were $440 (17%) lower.  In other words, at least 14% of the decline in OUS Filshie device sales was due to a stronger USD in 1Q 2020 compared to 1Q 2019.

Because 26% of consolidated sales and 32% of consolidated operating expenses (in USD terms) are in foreign currencies, the change in FX rates for sales and expenses OUS had an impact on period-to-period relative financial results. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1Q 2020 and 1Q 2019 follow:

	1Q 2020	1Q 2019	Change
GBP	1.283	1.304	(1.6%)
EUR	1.108	1.134	(2.3%)
AUD	0.655	0.713	(8.1%)
CAD	0.750	0.753	(0.5%)

The weighted average negative impact on all foreign currency sales was 2.6%, reducing reported USD sales by $78 relative to the same foreign currency sales in 1Q 2019.  In constant currency terms, total consolidated 1Q 2020 sales were up $247 (+2.3%).

UTMD’s 1Q 2020 Gross Profit Margin was squeezed by higher direct materials costs. The productivity of UTMD’s direct labor and manufacturing overhead expenses were consistent with the prior year.

UTMD’s Operating Income in 1Q 2020 was $238 lower than in 1Q 2019 because of a $368 higher expense from amortizing the purchase price that UTMD paid CSI to acquire the exclusive U.S. Filshie distribution rights.  The purchase price is an identifiable intangible asset (IIA) that will be amortized at a rate of $1,105 per quarter until October 2023 (14.3 more quarters), as part of General and Administrative (G&A) expenses.  Excluding the CSI IIA amortization expense, UTMD’s Operating Income margin was 45.6% in 1Q 2020 compared to 45.1% in 1Q 2019.

Income Before Tax (EBT) was down less than Operating Income because 1Q 2020 non-operating income was $89 higher compared to 1Q 2019.  The higher non-operating income was due to a $44 gain in the USD-remeasured value of foreign currency bank balances instead of a $50 loss reported in 1Q 2019.  Net Income and Earnings Per Share (EPS) were essentially the same in both periods as the 21.3% consolidated income tax provision rate in 1Q 2020 was lower than the 24.1% rate in 1Q 2019.  The 80,000 UTMD shares repurchased by UTMD in 1Q 2020 had only a small impact on diluted shares for calculating EPS as the shares were purchased in March and the formula for calculating diluted shares is time-weighted.

UTMD’s March 31, 2020 Balance Sheet, in the absence of debt, remained strong.  Ending Cash and Investments were $39.6 million on March 31, 2020 compared to $42.8 million on December 31, 2019, after using $6.4 million to repurchase 80,000 UTMD shares in the open market in March, and paying $1.0 million in cash dividends to stockholders during 1Q 2020. Stockholders’ Equity (SE) declined $6.7 million in the three month period from December 31, 2019 because the $7.4 million in stock repurchases and dividends reduced SE.  The lower converted USD value of fixed assets outside the U.S. (OUS) also helped reduce SE.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2020 and the end of 2019 follow:

	3-31-20	12-31-19	Change
GBP	1.245	1.327	(6.1%)
EUR	1.102	1.123	(1.8%)
AUD	0.614	0.703	(12.6%)
CAD	0.708	0.771	(8.2%)

b)Revenues

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

Total consolidated 1Q 2020 UTMD sales were $169 (+1.6%) higher than in 1Q 2019. Constant currency sales were $247 (+2.3%) higher. U.S. domestic sales were 11% higher and OUS sales were 10% lower in USD terms. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. Furthermore, sales activity changed dramatically during the quarter due to the COVID-19 pandemic. Forward-looking statements in the current challenging economic environment resulting from the COVID-19 pandemic have a much higher level of uncertainty.

Domestic sales in 1Q 2020 were $6,443 compared to $5,794 in 1Q 2019.  The components of domestic sales include 1) “direct other device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie device sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “direct Filshie device sales”, which beginning in February 2019 were by UTMD direct to U.S. clinical users. Direct other device sales, representing 52% of total domestic sales, were $125 (4%) lower in 1Q 2020 than in 1Q 2019. OEM sales, representing 21% of total domestic sales, were just $9 (+1%) higher. Direct Filshie device sales were $764 (+83%) higher in 1Q 2020 compared to 1Q 2019.  However, the average daily rate of direct U.S. Filshie device sales was 30% lower in March than in the first two months of 1Q 2020.

In the short time period during April ensuing the end of 1Q 2020, at possibly the height of concern regarding COVID-19, incoming U.S. orders for  Filshie devices have been 63% lower than in the first two months of the year.  Assuming April sales rate continues through June would yield just $700  in 2Q 2020 direct U.S. Filshie device sales compared to $1,979 in 2Q 2019.  A number of UTMD’s other gynecology/ electrosurgery/ urology devices are also considered “elective” in the current environment, but unless economic conditions deteriorate to the point where the quality of essential care in general continues to suffer, demand for UTMD’s critical care devices, including devices used in L&D and the NICU, should remain consistent.

OUS sales in 1Q 2020 were $4,459 compared to $4,938 in 1Q 2019. OUS sales invoiced in GBP, EUR, AUD and CAD currencies were $78 lower solely as a result of changes in FX rates.  In other words, at least 16% of the lower OUS sales was due to a stronger USD.  Foreign currency OUS sales in 1Q 2020 were $2,866, which was 64% of all OUS sales and 26% of total consolidated sales.  Foreign currency OUS sales in 1Q 2019 were $3,206, which was 65% of all OUS sales and 30% of total consolidated sales.  In USD terms, OUS Filshie device sales were $513 (19%) lower.  OUS direct end-user sales in USD terms were 26% lower in Ireland, 22% lower in Canada, 12% lower in France, 11% lower in the UK and 9% lower in Australia.  Because all of the OUS direct end-user sales were in foreign currencies, a portion of the decline was due to the stronger USD as noted in the FX rate table above. Although Filshie device sales to OUS distributors were 36% lower in 1Q 2020 compared to 1Q 2019, some of the difference was just uneven order pattern as distributors order larger quantities of devices in less frequent intervals compared to direct users.

Recognizing a high level of uncertainty, a projection of the ensuing 2Q 2020 consolidated revenues at the current April incoming order rate extrapolates to 40% lower 2Q 2020 consolidated revenues compared to 2Q 2019 revenues.  What happens after 2Q 2020 depends in large part not only on when hospitals once again allow so-called elective procedures, but also on when patients again feel confident in going to the hospital without significant risk of contracting an unwanted disease.

Trade sales are sales to third parties, excluding sales from one UTMD entity to another, which are called intercompany sales. Intercompany sales and profits are eliminated from consolidated financial results. Ireland subsidiary 1Q 2020 trade sales were $185 (14%) lower than in 1Q 2019 helped in part by an average 2.3% weaker EUR.  Ireland EUR sales were €142 (12%) lower. Trade sales in 1Q 2020 by UTMD’s UK subsidiary, Femcare Ltd, were $183 (13%) lower, while in GBP terms, UK trade sales were £126 (12%) lower than in 1Q 2019. Femcare Ltd trade sales include Filshie device sales directly to France medical facilities where the elective procedure restriction effects of COVID-19 may have exhibited earlier than in the UK. Trade sales in 1Q 2020 by UTMD’s Australia subsidiary to Australian end user facilities were $37 (9%) lower than in 1Q 2019, but only AUD 4 (less than 1%) lower as the AUD was the weakest foreign currency relative to the USD, down in value more than 8%.  Trade sales by UTMD’s Canada subsidiary to Canadian end user facilities in 1Q 2020 were $123 (22%) lower than in 1Q 2019, representing the poorest sales results of UTMD’s foreign direct Filshie device sales, leveraged down only slightly by a weaker CAD. Canada subsidiary sales were CAD 160 (21%) lower. Because of the relatively short span of time, sales results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global revenues (USD) by product category:

	1Q 2020%		1Q 2019%
Obstetrics	$ 1,158	11	$ 1,339	12
Gynecology/ Electrosurgery/ Urology	5,892	54	5,582	52
Neonatal	1,584	14	1,510	14
Blood Pressure Monitoring and Accessories*	2,268	21	2,301	22
Total:	$10,902	100	$ 10,732	100

OUS revenues (USD) by product category:

	1Q 2020%		1Q 2019%
Obstetrics	$ 249	6	$ 312	6
Gynecology/ Electrosurgery/ Urology	3,075	69	3,504	71
Neonatal	443	10	340	7
Blood Pressure Monitoring and Accessories*	692	15	782	16
Total:	$ 4,459	100	$ 4,938	100

*includes molded components sold to OEM customers.

c)Gross Profit (GP)

GP results from subtracting the costs of manufacturing and shipping products to customers. UTMD’s GP was $63 (0.9%) higher in 1Q 2020 than in 1Q 2019 because of higher revenues.  However, UTMD’s GP Margin was slightly lower at 62.7% in 1Q 2020 compared to 63.1% in 1Q 2019 due to higher direct material costs. Otherwise, the Company maintained the productivity of its direct labor and manufacturing overhead costs in its manufacturing operations consistent with the prior 1Q 2019 period.

d)Operating Income

Operating Income results from subtracting Operating Expenses from GP. Operating Expenses, comprised of G&A expenses, sales and marketing (S&M) expenses and product development (R&D) expenses, were $2,973 in 1Q 2020 (27.3% of sales) compared to $2,671 in 1Q 2019 (24.9% of sales). Ignoring the CSI IIA amortization expense which was $368 higher than in 1Q 2019, Operating Expenses were $1,868 (17.1% of sales) in 1Q 2020, and $1,935 (18.0% of sales) in 1Q 2019.  A stronger USD in this instance helped Operating Income performance by reducing OUS Operating Expenses in USD terms by $20, the reduction split by Femcare GBP IIA amortization expense of $8 and all other OUS Operating Expenses of $12.

Consolidated G&A expenses were $2,419 (22.2% of sales) in 1Q 2020 compared to $2,140 (19.9% of sales) in 1Q 2019. The G&A expenses in 1Q 2020 included $512 (4.7% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which were $520 (4.8% of sales) in 1Q 2019.  The lower USD amortization expense was the result of the stronger USD, as the Femcare amortization expense in GBP was £399 in both periods. In addition, 1Q 2020 G&A expenses included $1,105 (10.1% of sales) IIA amortization expense resulting from the purchase of the CSI remaining U.S. exclusive Filshie distribution rights, which was $737 (6.9% of sales) in 1Q 2019.  Excluding both Filshie-related non-cash IIA amortization expenses, G&A expenses were $802 (7.4% of sales) in 1Q 2020 compared to $883 (8.2% of sales) in 1Q 2019.  The change in FX rates reduced 1Q 2020 OUS G&A expenses excluding IIA amortization expense by $8. The lower 1Q 2020 constant currency G&A expenses were due to lower U.S. G&A salaries including stock option expense, and lower regulatory consulting expenses in Australia.

S&M expenses were $419 (3.8% of sales) in 1Q 2020 compared to $416 (3.9% of sales) in 1Q 2019.  The change in FX rates reduced 1Q 2020 OUS S&M expenses by $4.

R&D expenses in 1Q 2020 were $135 (1.2% of sales) compared to $115 (1.1% of sales) in 1Q 2019. Since almost all R&D is being carried out in the U.S., there was negligible FX rate impact.

In summary, Operating Income in 1Q 2020 was $3,863 (35.4% of sales) compared to $4,102 (38.2% of sales) in 1Q 2019.  The additional $368 CSI IIA amortization expense accounted for the lower Operating Income and Operating Income Margin.

Summary comparison of (USD) consolidated Operating Expenses:

	1Q 2020	1Q 2019
S&M Expense	419	416
R&D Expense	135	115
G&A Expense:
CSI IIA amortization	1,105	737
Femcare IIA amortization	512	520
All Other G&A Expenses	802	883
Total Operating Expenses:	2,973	2,671

e)Non-operating expense/ Non-operating income

Non-operating expense/ Non-operating income includes the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology. Non-operating expense is negative Non-operating income.  Net Non-operating income in 1Q 2020 was $125 compared to $36 in 1Q 2019.  The difference was due to remeasured USD value of foreign currency bank balances.  In 1Q 2020, UTMD realized a $44 gain from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms.  In 1Q 2019, UTMD realized a $50 loss from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms.

f)Income Before Income Taxes (EBT)

Income before income taxes (EBT) results from adding net Non-operating income to Operating Income.  Consolidated 1Q 2020 EBT was $3,988 (36.6% of sales) compared to $4,137 (38.5% of sales) in 1Q 2019.  The $149 (3.6%) lower 1Q 2020 EBT compared to 1Q 2019 was due to the $368 higher CSI IIA amortization expense included in G&A Operating Expense.

The EBT of Utah Medical Products, Inc. in the U.S. was $2,497 in 1Q 2020 compared to $2,628 in 1Q 2019. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 1,116 in 1Q 2020 compared to EUR 814 in 1Q 2019. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP 148 in 1Q 2020 compared to GBP 585 in 1Q 2019. The 1Q 2020 EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 257 compared to CAD 355 in 1Q 2019.  The lower Femcare Group and Femcare Canada EBT was primarily the result of lower Filshie device sales.  The higher UTMD Ireland EBT was primarily due to consistent international trade sales of pressure monitoring kits combined with higher intercompany shipments of Filshie Sterishot kits to Australia and Filshie clips to the U.S. after depletion of the inventory that UTMD acquired from CSI in 2019.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments.  Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2020 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated EBITDA”) were $5,772 (+1.9%) compared to $5,665 in 1Q 2019.  UTMD’s adjusted consolidated EBITDA as a percentage of sales was 52.9% in 1Q 2020 compared to 52.8% in 1Q 2019.  Management believes that this operating metric provides meaningful supplemental information to both management and investors and confirms UTMD’s continued excellent financial performance.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the following elements in the table below, each of which is a US GAAP number:

	1Q 2020	1Q 2019
EBT	$3,988	$4,137
Depreciation Expense	175	179
Femcare IIA Amortization Expense	512	520
CSI IIA Amortization Expense	1,105	737
Other Non-Cash Amortization Expense	13	14
Stock Option Compensation Expense	23	28
Interest Expense	-	-
Remeasured Foreign Currency Balances	(44)	50
UTMD non-US GAAP EBITDA:	$5,772	$5,665

g)Net Income

Net Income in 1Q 2020 of $3,140 was essentially the same as Net Income of $3,139 in 1Q 2019. The average consolidated income tax provisions (as a percent of EBT) in 1Q 2020 and 1Q 2019 were 21.3% and 24.1%, respectively. The income tax provision for 1Q 2020 was $114 lower than it would have been using the 1Q 2019 rate. The lower combined tax provision rate resulted from a lower U.S. GILTI tax estimate on foreign earnings (included by Congress in the December 2017 TCJA), and a shift in taxable income of foreign subsidiaries with differing income tax rates. The income tax provision rate for the full year of 2019 at 20.9% was closer to the 1Q 2020 provision rate.

h)  Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the weighted average number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). EPS in 1Q 2020 were practically the same as in 1Q 2019, consistent with NI because diluted shares used to calculate EPS were only slightly lower.  Diluted shares were 3,724,156 in 1Q 2020 compared to 3,738,373 in 1Q 2019.  The lower diluted shares in 1Q 2020 were the combined result of 5,000 shares repurchased in May 2019 and 80,000 shares repurchased in March 2020, offset by employee option exercises, a new employee option award of 26,300 shares in late March 2020 and a higher dilution factor for unexercised options due to a higher share price. The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options. In other words, the main benefit to EPS from the March share repurchase will not occur until 2Q 2020.

Outstanding shares at the end of 1Q 2020 were 3,642,431 compared to 3,721,757 at the end of calendar year 2019. The difference was due to the 80,000 share repurchase less 674 shares in employee option exercises during 1Q 2020. For comparison, outstanding shares were 3,722,706 at the end of 1Q 2019. The total number of outstanding unexercised employee and outside director options at March 31, 2020 was 77,315 at an average exercise price of $64.71, including shares awarded but not yet vested.  This compares to 57,350 unexercised option shares at the end of 1Q 2019 at an average exercise price of $57.90/ share, including shares awarded but not vested.

The number of shares added as a dilution factor in 1Q 2020 was 17,313 compared to 16,326 in 1Q 2019. In March 2020, 26,300 option shares were awarded to 48 employees at an exercise price of $77.05 per share. No options were awarded in 2019.  UTMD paid $1,042 ($0.280/share) in dividends to stockholders in 1Q 2020 compared to $1,027 ($0.275/ share) paid in 1Q 2019. Dividends paid to stockholders during 1Q 2020 were 33% of NI.

In March 2020, UTMD repurchased 80,000 of its shares in the open market at $80.32/ share. In May 2019, UTMD repurchased 5,000 shares at $79.52/ share.  No other shares were repurchased in 2019. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders. UTMD’s closing share price at the end of 1Q 2020 was $94.05, down 13% from the $107.90 closing price at the end of 2019.  The closing share price at the end of 1Q 2019 was $88.25.

i) Return on Equity (ROE)

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  Annualized ROE (before stockholder dividends) in 1Q 2020 was 13% and in 1Q 2019 was 17%. Because Net Income was the same in both periods, the lower ROE in 1Q 2020 was due to much higher average Stockholders’ Equity. Targeting a high ROE of 20% remains a key financial objective for UTMD management. ROE can be increased by increasing Net Income, or by reducing stockholders’ equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $5,674 in 1Q 2020 compared to $3,360 in 1Q 2019.  Since Net Income was the same in both periods, the substantial difference was due to greater amortization expense along with changes in working capital. The most significant differences in cash provided during the two periods were the $158 lower ending inventories in 1Q 2020 compared to $2,255 higher inventories in 1Q 2019 due to the purchase of CSI Filshie device inventory in 1Q 2019, a $231 decrease in trade accounts receivable (A/R) in 1Q 2020 compared to a $940 increase in 1Q 2019 A/R, a $218 higher increase in accrued expenses and a $359 higher increase in non-cash amortization expense.

Capital expenditures for property and equipment (PP&E) were $454 in 1Q 2020 compared to $12 in 1Q 2019 as UTMD invested in a state-of-art testing machine for its specialized pressure transducers for its bio-pharmaceutical OEM customer, and a new molding machine for increased capacity. Depreciation of PP&E was $175 in 1Q 2020 compared to $179 in 1Q 2019.  Both capital expenditures and depreciation are expected to increase during the balance of 2020 as the Company needs a new roof for its Midvale facility and depreciation for the PPE just put in service in 1Q 2020 kicks in.

Cash dividends paid to stockholders in 1Q 2020 were $1,042 compared to $1,027 in 1Q 2019.

In 1Q 2020, UTMD received $47 and issued 674 shares of its stock upon the exercise of employee stock options.  Option exercises in 1Q 2020 were at an average price of $70.47 per share.  In comparison, in 1Q 2019 UTMD received $97 and issued 2,991 shares of its stock upon the exercise of employee stock options.  Option exercises in 1Q 2019 were at an average price of $32.33 per share.

Management believes that current cash balances, income from operations and effective management of working capital will provide the liquidity needed to survive the COVID-19 pandemic shutdown of the U.S. economy. As it did in 1Q 2019, the Company may utilize cash not needed to support normal operations in one or a combination of the following:  1) in general, to continue to invest at an opportune time in ways that will enhance future profitability; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

k)Assets and Liabilities

March 31, 2020 total consolidated assets declined $6,593 from December 31, 2019 to $103,193. The decline was due to a $3,174 decrease in cash and investments, a $489 decrease in current assets other than cash, and $2,830 lower net intangible assets. In addition to the decrease in cash which resulted from $7,468 use of cash for share repurchases and payment of stockholder dividends, significant changes in current assets from the end of 2019 included a $332 decrease in consolidated net trade receivables and a $157 decrease in consolidated inventories.

The 1Q 2020 ending lower net intangible assets resulted from amortization expense of $1,630 and a 4.4% lower GBP/USD exchange rate on remaining Femcare IIA.  At March 31, 2020, net intangible assets including goodwill were 40% of total consolidated assets compared to 40% at year-end 2019 (because of the large reduction in cash during 1Q 2020), and 46% at March 31, 2019.

The Net Book Value (NBV) of consolidated property, plant and equipment (PP&E) fixed assets decreased $100 as a combined result of $454 in new purchases, $175 in depreciation and $379 in lower USD NBV due to ending FX rate changes.  PP&E assets in the U.S. increased $162 as investment in new manufacturing equipment exceeded depreciation. But the NBV of PP&E OUS in USD at March 31, 2020 declined $262 in the aggregate, affected by the change in FX rates which changed significantly near the end of the quarter as a result of the COVID-19 pandemic. FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. UTMD’s Femcare subsidiary PP&E assets in the UK and Australia were $320 lower as, in addition to the UK GBP-denominated assets translated into USD at an FX rate 6.1% lower than the FX rate at the end of 2019, Australia AUD-denominated assets translated into USD at an FX rate 12.6% lower than the FX rate at the end of 2019. Because UTMD’s Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 8.2% lower than the FX rate at the end of 2019 in addition to depreciation, PP&E in Canada was $62 lower than at the end of 2019. Ireland PP&E NBV increased $119 despite a 1.8% lower EUR as a result of investment in new manufacturing capabilities.

Working capital (current assets minus current liabilities) was $47,422 at March 31, 2020 compared to $51,438 at December 31, 2019, and $38,625 at March 31, 2019.  Current assets declined $3,662 and current liabilities increased $354 from the end of 2019. UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital investments and projected cash dividend payments to stockholders.

The deferred tax liability balance for the Femcare Ltd IIA ($9,084 on the date of the 2011 acquisition) was $2,008 at March 31, 2020 compared to $2,239 at December 31, 2019 and $2,496 at March 31, 2019.  Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare Ltd IIA. UTMD’s total debt ratio (total liabilities/total assets) as of March 31, 2020 was 9% compared to 8% as of December 31, 2019 (again, because of the 1Q 2020 reduction in cash).  UTMD’s total debt ratio as of March 31, 2019 was 12%.

l)Management's Outlook

Even though the COVID-19 pandemic has significantly changed UTMD’s financial outlook as outlined in its December 31, 2019 SEC 10-K report, UTMD’s operating plan for 2020 remains to

1)  exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;

2)  focus on effectively direct marketing of the benefits of the Filshie Clip System in the U.S.;

3)  introduce additional products helpful to clinicians through internal new product development;

4)  continue to achieve profitable overall financial operating performance and a stable working environment for employees;

5)  utilize positive cash generation to continue providing cash dividends to stockholders and make open market share repurchases if/when the UTMD share price seems undervalued; and

6)  be vigilant for accretive acquisition opportunities which may be brought about by the current challenging economic environment on companies with more limited resources.

m)Accounting Policy Changes

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9071, .8907 and .8906 EUR per USD as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.  Exchange rates were .8029, .7537, and .7672 GBP per USD as of March 31, 2020, December 31, 2019 and March 31, 2019, respectively.  Exchange rates were 1.6285, 1.4226 and 1.4083 AUD per USD on March 31, 2020, December 31, 2019 and March 31, 2019, respectively.  Exchange rates were 1.4118, 1.2962, and 1.3644 CAD per USD on March 31, 2020, December 31, 2019, and March 31, 2019 respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2020. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation.

Item 1A.Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

The economic effects of government intervention in the private sector economy due to the COVID-19 pandemic has created a high level of uncertainty.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During 1Q 2020, UTMD purchased 80,000 of its shares in the open market for $6,426 including commissions and fees ($80.32/ share). UTMD did not purchase any of its own securities during 1Q 2019, but purchased 5,000 shares for $398 ($79.52/share) in 2Q 2019, which was the total number of shares repurchased  in 2019.

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

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        5/8/20                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        5/8/20                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer