Form 10-Q
period 2020-06-30
UTAH MEDICAL PRODUCTS INC
filed 2020-08-07
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2020: 3,643,146.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2020 AND DECEMBER 31, 2019
(in thousands)
	(unaudited)	(audited)
	JUNE 30, 2020	DECEMBER 31, 2019
ASSETS
Current assets:
Cash & Investments	$ 42,352	$ 42,787
Accounts & other receivables, net	3,792	4,742
Inventories	6,580	6,913
Other current assets	393	444
Total current assets	53,117	54,886
Property and equipment, net	10,417	10,314
Operating lease – right-of-use assets, net	395	414
Goodwill	13,503	13,961
Other intangible assets	53,039	55,205
Other intangible assets - accumulated amortization	(26,926)	(24,993)
Other intangible assets, net	26,113	30,212
Total assets	$ 103,545	$ 109,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 560	$ 1,098
Accrued expenses	2,683	2,350
Total current liabilities	3,243	3,448
Deferred tax liability – Femcare IIA	1,995	2,110
Other long term liabilities	2,135	2,239
Operating lease liability	356	376
Deferred income taxes	529	521
Total liabilities	8,258	8,694

Stockholders' equity:
Preferred stock - $0.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $0.01 par value; authorized - 50,000 shares; issued - June 30, 2020, 3,643 shares and December 31, 2019, 3,722 shares	36	37
Accumulated other comprehensive loss	(11,710)	(9,782)
Additional paid-in capital	80	18
Retained earnings	106,881	110,820
Total stockholders' equity	95,287	101,093

Total liabilities and stockholders' equity	$ 103,545	$ 109,787

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019
(in thousands, except per share amounts - unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Sales, net	$ 8,787	$ 11,846	$ 19,689	$ 22,579

Cost of goods sold	3,837	4,346	7,903	8,306
Gross profit	4,950	7,500	11,786	14,273

Operating expense
Selling, general and administrative	2,857	2,906	5,696	5,463
Research & development	116	113	250	228
Total operating expenses	2,973	3,019	5,946	5,691
Operating income	1,977	4,481	5,840	8,582

Other income	-	84	125	120
Income before provision for income taxes	1,977	4,565	5,965	8,702

Provision for income taxes	664	1,040	1,513	2,038
Net income	$ 1,313	$ 3,525	$ 4,452	$ 6,664

Earnings per common share (basic)	$ 0.36	$ 0.95	$ 1.21	$ 1.79

Earnings per common share (diluted)	$ 0.36	$ 0.94	$ 1.21	$ 1.78

Shares outstanding - basic	3,643	3,721	3,675	3,721

Shares outstanding - diluted	3,659	3,735	3,690	3,737

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ 522	$ (464)	$ (1,927)	$ 484
Total comprehensive income	$ 1,835	$ 3,061	$ 2,525	$ 7,148

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019
(in thousands - unaudited)
	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,452	$ 6,664
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	335	355
Amortization	3,242	2,902
Provision for (recovery of) losses on accounts receivable	(14)	(2)
Amortization of Right-of-Use Assets	19	19
Deferred income taxes	51	(278)
Stock-based compensation expense	72	56
Tax benefit attributable to exercise of stock options	7	15
Changes in operating assets and liabilities:
Accounts receivable and other receivables	903	(1,256)
Inventories	387	(2,322)
Prepaid expenses and other current assets	40	24
Accounts payable	(528)	(123)
Accrued expenses	385	(1,011)
Total adjustments	4,899	(1,621)
Net cash provided by operating activities	9,351	5,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(711)	(130)
Intangible assets	-	(21,000)
Net cash used in investing activities	(711)	(21,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	79	171
Common stock purchased and retired	(6,426)	(398)
Payment of dividends	(2,077)	(2,055)
Net cash used in financing activities	(8,424)	(2,282)

Effect of exchange rate changes on cash	(651)	137
Net decrease in cash and cash equivalents	(435)	(18,232)
Cash at beginning of period	42,787	51,112
Cash at end of period	$ 42,352	$ 32,880

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 786	$ 2,937
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2019	3,722	$ 37	$ 18	$ (9,783)	$ 110,820	$ 101,092
Shares issued upon exercise of employee stock options for cash	1	-	47	-	-	48
Stock option compensation expense	-	-	23	-	-	23
Common stock purchased and retired	(80)	(1)	(89)	-	(6,336)	(6,426)
Foreign currency translation adjustment	-	-	-	(2,449)	-	(2,449)
Common stock dividends	-	-	-	-	(1,042)	(1,042)
Net income	-	-	-	-	3,140	3,140
Balance at March 31, 2020	3,642	$ 36	$ -	$ (12,232)	$ 106,582	$ 94,386
Shares issued upon exercise of employee stock options for cash	1	-	32	-	-	32
Stock option compensation expense	-	-	49	-	-	49
Common stock purchased and retired	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	522	-	522
Common stock dividends	-	-	-	-	(1,013)	(1,013)
Net income	-	-	-	-	1,313	1,313
Balance at June 30, 2020	3,643	$ 36	$ 80	$ (11,710)	$ 106,881	$ 95,287

Balance at December 31, 2018	3,720	$ 37	$ 121	$ (11,290)	$ 100,123	$ 88,991
Shares issued upon exercise of employee stock options for cash	3	-	97	-	-	97
Stock option compensation expense	-	-	28	-	-	28
Common stock purchased and retired	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	948	-	948
Common stock dividends	-	-	-	-	(1,028)	(1,028)
Net income	-	-	-	-	3,139	3,139
Balance at March 31, 2019	3,723	$ 37	$ 246	$ (10,342)	$ 102,234	$ 92,175
Shares issued upon exercise of employee stock options for cash	1	-	74	-	-	74
Stock option compensation expense	-	-	28	-	-	28
Common stock purchased and retired	(5)	-	(348)	-	(50)	(398)
Foreign currency translation adjustment	-	-	-	(464)	-	(464)
Common stock dividends	-	-	-	-	(1,028)	(1,028)
Net income	-	-	-	-	3,525	3,525
Balance at June 30, 2019	3,719	$ 37	$ -	$ (10,806)	$ 104,681	$ 93,912

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

(2) Recent Accounting Standards.

The Company has determined that recently issued accounting standards will either have no material impact on its consolidated financial position or results of operations or cash flows, or will not apply to its operations.

(3) Inventories at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Finished goods	$1,402	$1,708
Work-in-process	1,097	1,022
Raw materials	4,081	4,183
Total	$6,580	$6,913

(4) Stock-Based Compensation. At June 30, 2020, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2020 and 2019, the Company recognized $49and $28, respectively, in stock based compensation cost. In the six months ended June 30, 2020 and 2019, the Company recognized $72 and $56, respectively, in stock based compensation cost.

(5) Warranty Reserve.  The Company’s published warranty is: “UTMD warrants its products to conform in all material respects to all published product specifications in effect on the date of shipment, and to be free from defects in material and workmanship for a period of thirty (30) days for supplies, or twenty-four (24) months for equipment, from date of shipment.  During the warranty period UTMD shall, at its option, replace any products shown to UTMD's reasonable satisfaction to be defective at no expense to the Purchaser or refund the purchase price.” UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2019, or June 30, 2020.

(6)  Global 2Q 2020 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$799	$115	$914
Gynecology/Electrosurgery/Urology	2,021	1,669	3,690
Neonatal	975	379	1,354
Blood Pressure Monitoring and Accessories	1,718	1,111	2,829
Total	$5,513	$3,274	$8,787

Global 1H 2020 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,707	$365	$2,072
Gynecology/Electrosurgery/Urology	4,839	4,743	9,582
Neonatal	2,115	822	2,937
Blood Pressure Monitoring and Accessories	3,295	1,803	5,098
Total	$11,956	$7,733	$19,689

(7)  Leases

UTMD has operating leases for a portion of its parking lot at its Midvale facility and an automobile at its Ireland facility.  The remaining lease term on the parking lot is 11 years and on the automobile is 18 months.  There are no options to extend or terminate the leases.  UTMD has no other leases yet to commence.  As neither lease contains implicit rates, UTMD’s incremental borrowing rate, based on information available at adoption date, was used to determine the present value of the leases.

The components of lease cost were as follows:	Three Months Ended June 30, 2020
Operating Lease Cost (in thousands)	$15
Right of Use Assets obtained in exchange for new operating lease Obligations	-

Other Information	Three Months Ended June 30, 2020
Weighted Average Remaining Lease Term - Operating Leases	11 years
Weighted Average Discount Rate – Operating Leases	5.4%

Operating lease liabilities/ payments (in thousands)
Operating lease payments, 2020	$60
Operating lease payments, 2021	$60
Operating lease payments, 2022	$45
Operating lease payments, 2023	$45
Operating lease payments, 2024	$45
Thereafter	$299

Reconciliation of operating lease liabilities/ payments to operating lease liabilities	(in thousands)
Total operating lease liabilities/ payments	$538
Operating lease liabilities – current (included in Accrued Expenses)	39
Operating lease liabilities – long term	356
Present value adjustment	$143

Maturities of lease liabilities were as follows:	(in thousands)
Year ending December 31,
2020	$38
2021	$40
2022	$27
2023	$29
2024	$30
Thereafter	$248

(8) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the FILSHIE Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019.  The $21,000 purchase price represented an identifiable intangible asset which is being straight-line amortized and recognized as part of G&A expenses over a remaining 3.33 year life as of June 30, 2020 of the prior CSI distribution agreement with Femcare.

(9) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 2nd quarter 2020.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator
Net income	1,313	3,525	4,452	6,664

Denominator
Weighted average shares, basic	3,643	3,721	3,675	3,721
Dilutive effect of stock options	16	14	15	16
Diluted shares	3,659	3,735	3,690	3,737

Earnings per share, basic	0.36	0.95	1.21	1.79
Earnings per share, diluted	0.36	0.94	1.21	1.78

(10) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2019 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three or six month period in comparison with a previous three or six month period may not be indicative of comparative results for the year as a whole.  In the current year of 2020, because of government mandates for hospitals to not perform certain “elective” procedures in order to theoretically preserve capacity for treating COVID-19 infected patients, it is likely that the 2Q 2020 comparison with 2Q 2019 will not be indicative of comparative results for the year as a whole. Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; A$ or AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

As many of the gynecology devices provided by UTMD are used in “nonessential” or “elective” procedures, as medical procedures have been reclassified during the COVID-19 pandemic, the Company’s financial performance in the second calendar quarter (2Q) and first half (1H) of 2020 reflects a substantial negative change relative to the same periods in 2019. Income statement results in 2Q and 1H 2020 compared to the same periods of 2019 were as follows:

	2Q 2020	2Q 2019	change	1H 2020	1H 2019	change
Net Sales	$ 8,787	$ 11,846	(25.8%)	$ 19,869	$ 22,579	(12.8%)
Gross Profit	4,950	7,500	(34.0%)	11,786	14,273	(17.4%)
Operating Income	1,977	4,481	(55.9%)	5,840	8,582	(32.0%)
Income Before Tax	1,977	4,565	(56.7%)	5,965	8,702	(31.5%)
Net Income (US GAAP)	1,313	3,525	(62.8%)	4,452	6,664	(33.2%)
Earnings per Diluted Share	0.359	0.944	(62.0%)	1.207	1.783	(32.3%)

The comparison of 2Q and 1H 2020 results with the results in the same periods of 2019, according to U.S. Generally Accepted Accounting Principles (US GAAP), was affected by a long term deferred tax liability increase on the balance of Femcare intangible assets (the amortization of which is not tax-deductible in the UK).  This $225 increase in deferred UK taxes over the next six years, according to US GAAP, must be booked in the quarter in which the tax law change is enacted. The UK decided to not reduce its corporate income tax rate from 19% to 17% beginning in 2Q 2020, as was previously enacted.  UTMD management believes that the presentation of results excluding the unfavorable deferred tax liability adjustment to its 2Q 2020 and 1H 2020 income tax provision provides meaningful supplemental information to both management and investors that is more clearly indicative of UTMD’s operating results in 2020 compared to 2019. The non-US GAAP 2Q 2020 and 1H 2020 exclusion only affects Net Income and Earnings Per Share (EPS), as follows:

	2Q 2020	2Q 2019		1H 2020	1H 2019
Net Income (non-US GAAP)	1,537	3,525	(56.4%)	4,677	6,664	(29.8%)
EPS (non-US GAAP)	0.420	0.944	(55.5%)	1.268	1.783	(28.9%)

Although a minor impact compared to the device demand loss resulting from the COVID-19 pandemic, USD sales in 2020 continued to be hampered by a stronger USD compared to other currencies. The unfavorable foreign currency exchange (FX) rate impact lowered total consolidated 2Q 2020 sales by 0.5% ($43) and 1H 2020 sales by 0.6% ($121). The FX rate impact during 2Q 2020 was also smaller because outside the U.S. (OUS) medical device demand invoiced in foreign currencies were more negatively impacted by the COVID-19 virus than inside the U.S.

U.S. domestic sales in 2Q 2020 were 21% lower than in 2Q 2019, compared to 32% lower OUS.  This geographical difference resulted not only from the fact that medical procedure shutdowns started in Europe before the U.S., but also from the fact that Filshie sales comprise a larger proportion of OUS sales (31% in 2Q 2020, and 52% in 2Q 2019) than of domestic sales (21% in 2Q 2020, and 28% in 2Q 2019). For example, in the two key UK and France markets where Femcare Ltd sells directly to medical device user facilities, 2Q 2020 sales were 72.5% lower in USD terms than in 2Q 2019.

Gross profits (GP) declined more than revenues due to 1) additional manufacturing costs related to managing COVID-19 as the Company continued to work as an “essential” business without any U.S. government subsidy, 2) less absorption of fixed manufacturing overhead costs and 3) a product sales mix difference with lower margin OEM product sales continuing to grow.  On the operating income (OI) line, the same identifiable intangible asset (IIA) amortization expense of $1,105 in both 2Q 2020 and 2Q 2019 from UTMD’s February 2019 acquisition of CooperSurgical Inc’s (CSI’s) U.S. exclusive distribution rights for the Filshie Clip System  represented 12.6% of sales in 2Q 2020 compared to 9.3% of sales in 2Q 2019. In other words, half of the 22 percentage point more negative change in OI compared to the change in GP was the result of the lower absorption (decline in the sales denominator) of fixed IIA amortization expense.  The other half of the greater decline in OI compared to GP was due to lower absorption of operating expenses (OE), which in absolute dollars were lower but did not decline nearly as much as sales declined.

Except for the 2Q 2020 income tax provision addition required for a UK tax rate increase on non-deductible IIA amortization expense over the next six years, 2Q 2020 NI declined in the same proportion as OI.  Lower Non-Operating Income (NOI) from the lack of interest on cash balances in 2Q 2020 was offset by a lower consolidated income tax provision rate.  In 1H 2020 compared to 1H 2019, NOI was about the same but non-US GAAP NI declined less than OI as a result of a lower estimated tax provision rate.  EPS in 2Q and 1H 2020 improved relative to the decline in NI from the March 2020 repurchase of 80,000 UTMD shares.

UTMD profit margins in 2Q 2020 and 1H 2020 compared to 2Q 2019 and 1H 2019 follow:

	2Q 2020 (Apr – Jun)	2Q 2019 (Apr – Jun)	1H 2020 (Jan – Jun)	1H 2019 (Jan – Jun)
Gross Profit Margin (gross profits/ sales):	56.3%	63.3%	59.9%	63.2%
Operating Income Margin (operating profits/ sales):	22.5%	37.8%	29.7%	38.0%
Net Income Margin (US GAAP):	14.9%	29.8%	22.6%	29.5%
Net Income Margin (Non-US GAAP, B4 DTL Adj):	17.5%	29.8%	23.8%	29.5%
Note: The Net Income Margin is NI after subtracting a provision for taxes divided by sales.

UTMD’s FX rates for balance sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of June 2020 and the end of June 2019 follow:

	June 30, 2020	June 30, 2019	Change
GBP	1.237	1.271	(2.7%)
EUR	1.123	1.138	(1.3%)
AUD	0.689	0.701	(1.8%)
CAD	0.734	0.765	(3.9%)

UTMD’s June 30, 2020 Balance Sheet, in the absence of debt, remains solid. Ending Cash and Investments were $42.4 million on June 30, 2020 compared to $42.8 million on December 31, 2019, after investing $0.7 million in new equipment, paying $2.1 million in cash dividends to stockholders and repurchasing $6.4 million in UTMD stock during 1H 2020.  Stockholders’ Equity was down just $5.8 million in the six month period from December 31, 2019 after netting a combined $8.5 million in dividends and stock repurchases which reduce Stockholders’ Equity.

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

Total consolidated 2Q 2020 UTMD revenues (sales) were $3,059 (25.8%) lower than in 2Q 2019. Constant currency sales were $3,016 (25.5%) lower. Total consolidated 1H 2020 UTMD sales were $2,890 (12.8%) lower than in 1H 2019.  Constant currency sales in 1H 2020 were $2,769 (12.3%) lower than in 1H 2019. The negative impact on sales due to the COVID-19 virus began in March.

In 2Q 2020 compared to 2Q 2019, U.S. domestic sales were 21% lower and OUS sales were 32% lower. In general, because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole. In the current year of 2020, because of government mandates for hospitals to not perform certain procedures in order to theoretically preserve capacity for treating COVID-19 infected patients, it is likely that the comparison with 2Q 2019 will not be indicative of comparative results for the year as a whole. In 1H 2020 compared to 1H 2019, U.S. domestic sales were 7% lower and OUS sales were 21% lower.

Domestic sales in 2Q 2020 were $5,513 compared to $6,697 in 2Q 2019.  Domestic sales in 1H 2020 were $11,956 compared to $12,791 in 1H 2019.  The components of domestic sales include 1) “direct sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and  3) “Filshie sales”, for which UTMD in the U.S. is simply a distributor for Filshie Clip System devices manufactured OUS. Domestic direct sales in 2Q 2020 (excluding Filshie sales), representing 51% of total domestic sales, were $775 (22%) lower than in 2Q 2019.  The lower decline was due to the fact that many of the Company’s critical care devices used in L&D, the NICU and the ICU departments of U.S. hospitals were still clearly needed, although order patterns for these devices were disrupted. Domestic direct sales in 1H 2020 (excluding Filshie sales), representing 52% of total domestic sales, were $900 (13%) lower than in 1H 2019.  OEM sales in 2Q 2020, representing 28% of total domestic sales, were $136 (+9%) higher than in 2Q 2019. OEM sales in 1H 2020, representing 25% of total domestic sales, were $145 (+5%) higher than in 1H 2019.  Demand for UTMD’s biopharmaceutical manufacturing control system customer is increasing due to the pandemic.  Filshie sales direct to U.S. domestic end-user facilities were $845 (43%) lower in 2Q 2020 compared to Filshie sales in 2Q 2019.  Filshie sales direct to U.S. domestic end-user facilities were $80 (3%) lower in 1H 2020 compared to domestic Filshie sales in 1H 2019.  The Filshie device implantation is performed in the hospital, and in the COVID-19 pandemic environment, has been deemed an “elective” procedure. During 2Q 2020, U.S. Filshie sales improved each month with sales in June 136% higher than April Filshie sales.

OUS sales in 2Q 2020 were $3,274 compared to $4,850 in 2Q 2019. OUS sales in 1H 2020 were $7,733 compared to $9,788 in 1H 2019. OUS sales invoiced in GBP, EUR, AUD and CAD currencies were $43 lower in 2Q 2020 and $121 lower in 1H 2020 as a result of changes in FX rates.  In other words, 3% of the lower 2Q 2020 OUS sales and 6% of the lower 1H 2020 OUS sales were due to a stronger USD. The foreign currency OUS sales in 2Q 2020 were $1,583, which was 48% of all OUS sales and 18% of total consolidated sales.  In comparison, foreign currency OUS sales in 2Q 2019 were $3,385, which was 70% of all OUS sales and 29% of total consolidated sales. The large period-to-period percentage difference was due to the fact that UTMD’s foreign currency sales occur in countries where UTMD subsidiaries primarily sell Filshie devices directly to user facilities. Foreign currency OUS sales in 1H 2020 were $4,448, which was 58% of all OUS sales and 23% of total consolidated sales.  Foreign currency OUS sales in 1H 2019 were $6,590, which was 67% of all OUS sales and 29% of total consolidated sales. In 2Q 2020 compared to 2Q 2019, OUS Filshie sales (in USD terms) were 60% lower and domestic Filshie sales were 43% lower. Although the lower performance OUS hurt 2Q 2020 overall performance disproportionately, the Company expects that the sales recovery rate during the remainder of 2020 will also likely be disproportionately higher OUS.

Although only a minor negative FX rate impact occurred compared to the COVID-19 impact, the volatility of foreign currency exchange (FX) rates for sales and expenses OUS did continue to have an impact on period-to-period relative financial results. FX rates for income statement purposes are transaction-weighted averages. For the record, the average rates from the applicable foreign currency to USD during 2Q 2020 and 1H 2020 compared to the same periods in 2019 follow:

	2Q 2020	2Q 2019	Change	1H 2020	1H 2019	Change
GBP	1.242	1.285	(3.4%)	1.272	1.295	(1.8%)
EUR	1.110	1.125	(1.4%)	1.109	1.129	(1.8%)
AUD	0.664	0.701	(5.3%)	0.659	0.707	(6.8%)
CAD	0.723	0.748	(3.3%)	0.741	0.750	(1.3%)

Trade sales are sales to third parties, excluding sales from one UTMD entity to another (intercompany sales).  USD-denominated OUS trade sales are affected by the change in FX rates. UTMD’s revenues invoiced in the above foreign currencies represented only 18.0% of total consolidated USD sales in 2Q 2020, and 22.6% in 1H 2020. The weighted average negative impact on all foreign currency sales from the change in FX rates was 2.7% in both 2Q 2020 and 1H 2020, reducing reported USD sales in 2Q 2020 by $43 relative to the same FX rates in 2Q 2019 and by $121 in 1H 2020 relative to the same FX rates in 1H 2019.

Ireland subsidiary USD-denominated trade sales were 46% of OUS sales in 2Q 2020 compared to 33% of OUS sales in 2Q 2019.  Ireland subsidiary USD-denominated trade sales were 34% of OUS sales in 1H 2020 compared to 30% of OUS sales in 1H 2019.  The much higher portion of OUS sales by Ireland in 2Q 2020 was due to a combination of a positive fluctuation in international distributor demand for pressure monitoring kits, which varies from quarter-to-quarter due to larger purchase quantities, and substantially lower Filshie device sales in larger OUS direct markets than in Ireland. In its native currency, Ireland (EUR) 2Q 2020 trade sales were 4% lower than in 2Q 2019.

USD-denominated trade sales by UTMD’s UK subsidiary, Femcare Limited (Femcare UK), were 12% of OUS sales in 2Q 20 and 21% in 1H 2020, compared to 26% of OUS sales in 2Q19 and 27% in 1H 2019.  Included in the Femcare UK sales were the direct sales to end users in France which comprised 4% of OUS sales in 2Q 2020 and 7% of OUS sales in 1H 2020, compared to 9% of OUS sales in 2Q 2019 and 10% of OUS sales in 1H 2019.  In native currencies, UK (GBP) 2Q 2020 trade sales were 69% lower than in 2Q 2019, and France (EUR) 2Q 2020 trade sales were 72% lower than in 2Q 2019.  This was UTMD’s poorest 2Q 2020 sales performance in all geographical regions as a result of the negative impact of the COVID-19 virus pandemic on Filshie device sales.

USD-denominated sales by UTMD’s Australia subsidiary to Australia end user facilities were 8% of OUS sales in both 2Q 2020 and 1H 2020, compared to 9% of OUS sales in both 2Q 2019 and 1H 2019.  Native currency Australia

(AUD) trade sales were 40% lower in 2Q 2020 than in 2Q 2019.

USD-denominated sales by UTMD’s Canada subsidiary direct to Canada end user facilities were 6% of OUS sales in 2Q 2020 and 8% in 1H 2020, compared to 12% of OUS sales in both 2Q 2019 and 1H 2019. Native currency Canada (CAD) trade sales were 62% lower in 2Q 2020 than in 2Q 2019.

The following table provides USD-denominated sales amounts divided into general product categories for total revenues and the subset of OUS revenues:

Global revenues by product category:

	2Q 2020	2Q 2019	1H 2020	1H 2019
Obstetrics	$ 914	$ 1,232	$ 2,072	$ 2,571
Gynecology/ Electrosurgery/ Urology	3,690	6,763	9,582	12,345
Neonatal	1,354	1,436	2,937	2,947
Blood Pressure Monitoring and Accessories*	2,829	2,415	5,098	4,716
Total:	$ 8,787	$ 11,846	$ 19,689	$ 22,579

OUS revenues by product category:

	2Q 2020	2Q 2019	1H 2020	1H 2019
Obstetrics	$ 115	$ 194	$ 365	$ 507
Gynecology/ Electrosurgery/ Urology	1,669	3,534	4,743	7,038
Neonatal	379	287	822	627
Blood Pressure Monitoring and Accessories*	1,111	835	1,803	1,616
Total:	$ 3,274	$ 4,850	$ 7,733	$ 9,788

*includes assemblies and molded components sold to OEM customers.

Additional comments on the above revenue tables:

1)In addition to surgical sterilization procedures, other medical procedures which include significant use of UTMD’s Gynecology/ Electrosurgery/ Urology devices were deemed “elective” in 2Q 2020 during the COVID-19 pandemic, e.g. loop excision of the transformation zone, tonsillectomy, uvulopalatoplasty, breast augmentation, ureteroscopic stone ablation and urethral catheterization.

2)The Filshie Clip System sales loss had a disproportionate impact, representing 24% of 2Q 2020 consolidated sales and 30% in 1H 2020, compared to 38% of 2Q 2019 consolidated sales and 36% in 1H 2019.

3)Management does not have a clear explanation for lower obstetrics device category sales worldwide and neonatal device sales in the U.S. during 2Q 2020, as the gestation period for women already pregnant was not extended by the corona virus.  It is evident, however, that all medical device order patterns of hospitals were substantially disrupted in 2Q 2020.

Looking forward, UTMD believes that the slope of a recovery curve for its gynecology/ electrosurgery/ urology devices will be driven primarily by government policy responses, at all levels, to the corona virus pandemic in each of its major markets rather than clinical need. After experiencing a nice increase in June and early July Filshie device sales, U.S. demand has slowed again as of this report writing in late-July. UTMD also expects 2H 2020 OEM domestic sales, which were 5% higher in 1H 2020 compared to 1H 2019, to continue to grow, as its primary customer is utilizing UTMD pressure monitoring devices in its pharmaceutical and bioprocess control systems, which are  experiencing greater demand in the current environment. The recent weakening of the USD may help 2H 2020 OUS foreign currency sales.  More generally, UTMD expects 2H 2020 sales to be lower than in 2H 2019, but probably not as low as the 26% decline in 2Q 2020 compared to 2Q 2019.  It might take some time for patients to regain confidence in going to a hospital.

c)Gross Profit (GP)

GP results from subtracting the costs of manufacturing and shipping products to customers. UTMD’s GP was $2,550 (34.0%) lower in 2Q 2020 than in 2Q 2019, and $2,487 (17.4%) lower in 1H 2020 than in 1H 2019. A change in the mix of products sold represented about half of the eight percentage point higher decline in GP relative to the decline in sales.  The Company’s critical care and OEM devices have lower GP margins (GPM, GP divided by sales) than its proprietary gynecology/urology devices which experienced the large decline in sales.  Manufacturing overhead costs including supervision, quality assurance, engineering, depreciation on equipment and facilities, and other facility costs such as utilities and property taxes, did not decline in the same proportion as the decline in sales.  The Company carefully cleaned, disinfected, monitored employees’ health, subsidized quarantined employees without government help (except for a few employees in the UK), purchased masks and other PPE, and reorganized work centers to ensure proper social distancing, thus incurring a negative impact on overall productivity. In addition, UTMD paid incentive bonuses to manufacturing personnel, 10% of whom are over the age of sixty-five, who continued to come to work to produce important “essential” medical devices when the news media and government officials were strongly encouraging people to stay at home and collect government subsidies for not working.

d)Operating Income

Operating income results from subtracting operating expenses from GP. Operating expenses, comprised of General and Administrative (G&A) expenses, sales and marketing (S&M) expenses and product development (R&D) expenses, were $2,973 in 2Q 2020 (33.8% of sales) compared to $3,019 in 2Q 2019 (25.5% of sales).  It’s evident that although 2Q 2020 operating expenses were somewhat lower in absolute dollar terms, they did not decline in proportion to the sales decline which leveraged a 34% decline in GP into a 56% decline in operating income. Operating expenses were $5,946 in 1H 2020 (30.2% of sales) compared to $5,691 in 1H 2019 (25.2% of sales).  Operating expenses in absolute dollar terms were $255 higher in 1H 2020 than in 1H 2019 because the amortization of the CSI IIA occurred for only a portion of 1Q 2019, yielding $368 higher IIA amortization expense in G&A.

Ignoring the identifiable intangible asset (IIA) amortization expense from purchasing the CSI exclusive U.S. distribution agreement in early 2019, 2Q 2020 operating expenses were $1,868 (21.3% of sales) compared to 2Q 2019 operating expenses of $1,914 (16.2% of sales), and 1H 2020 operating expenses were $3,735 (19.0% of sales) compared to 1H 2019 operating expenses of $3,849 (17.0% of sales).  In 2Q 2020 compared to 2Q 2019, a stronger USD reduced OUS operating expenses excluding Femcare IIA amortization expense in USD terms by $15.  The £399 Femcare IIA amortization expense in both 2Q 2020 and 2Q 2019 was reduced by $17.  In 1H 2020 compared to 1H 2019, a stronger USD reduced OUS operating expenses excluding Femcare IIA amortization expense in USD terms by $27.  The constant £798 Femcare IIA amortization expense was reduced by $25.

Consolidated G&A expenses were $2,433 (27.7% of sales) in 2Q 2020 compared to $2,440 (20.6% of sales) in 2Q 2019. The G&A expenses in 2Q 2020 included $495 (5.6% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which were $512 (4.3% of sales) in 2Q 2019.  The lower USD amortization expense was the result of the stronger USD, as the Femcare amortization expense in GBP was £399 in both periods. In addition, 2Q 2020 G&A expenses included a $1,105 (12.6% of sales) IIA amortization expense resulting from the purchase of the CSI U.S. exclusive Filshie devices distribution rights. The same $1,105 CSI IIA amortization expense in 2Q 2019 represented 9.3% of 2Q 2019 sales. Excluding the Filshie-related non-cash IIA amortization expenses, G&A expenses were $833 (9.5% of sales) in 2Q 2020 compared to $823 (6.9% of sales) in 2Q 2019.  The change in FX rates reduced 2Q 2020 OUS G&A expenses excluding IIA amortization expense by $9.

Consolidated G&A expenses were $4,852 (24.6% of sales) in 1H 2020 compared to $4,580 (20.3% of sales) in 1H 2019. The 1H 2020 G&A expense $272 increase was due to $368 higher IIA amortization expense resulting from the purchase of the CSI exclusive U.S. Filshie Clip System distribution rights. The CSI IIA amortization expense was $368 lower in 1Q 2019 than in 1Q 2020 because the purchase occurred part way through 1Q 2019.   The CSI IIA amortization expense in 1H 2020 was $2,211 (11.2% of sales) compared to $1,842 (8.2% of sales) in 1H 2019.  Also included in 1H 2020 G&A expenses was $1,007 (5.1% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which was $1,032 (4.6% of sales) in 1H 2019.  The $25 lower USD amortization expense was the result of the stronger USD, as the Femcare amortization expense in GBP was £798 in both 1H periods. Excluding the Filshie-related non-cash IIA amortization expenses, consolidated G&A expenses were $1,634 (8.3% of sales) in 1H 2020 compared to $1,706 (7.6% of sales) in 1H 2019.  The change in FX rates reduced 1H 2020 OUS G&A expenses excluding IIA amortization expense by $17.

Consolidated S&M expenses were $424 (4.8% of sales) in 2Q 2020 compared to $466 (3.9% of sales) in 2Q 2019.  S&M expenses were $844 (4.3% of sales) in 1H 2020 compared to $883 (3.9% of sales) in 1H 2019.  The lower S&M expenses, which occurred in the 2Q, were due to UTMD not attending planned trade shows, which were cancelled due to the COVID-19 virus. Although the Company received from the UK government approximately 80% of the compensation paid to four S&M employees in the UK who were furloughed for a portion of 2Q 2020, the subsidy was less than the severance and statutory notice compensation accrued for two of the UK employees who were permanently laid off.  The change in FX rates reduced 2Q 2020 OUS S&M expenses by $6, and 1H 2020 OUS S&M expenses by $10.

UTMD promises prospective customers that it will provide, at no charge in reasonable quantities, copies of instruction materials developed for the use of its products. UTMD provides customer support from offices in the U.S., Canada, the UK, Ireland and Australia by telephone, and employed representatives on a geographically dispersed basis, to answer user questions and help troubleshoot any user issues. Occasionally, on a case-by-case basis, UTMD may utilize the services of an independent practitioner to provide educational assistance to clinicians. All inservice and training expenses are routinely expensed as they occur.  All of these services are allocated from S&M overhead costs included in operating expense.  Historically, marginal consulting costs have been immaterial to financial results.

R&D expenses in 2Q 2020 were $116 (1.3% of sales) compared to $113 (1.0% of sales) in 2Q 2019. R&D expenses in 1H 2020 were $250 (1.3% of sales) compared to $228 (1.0% of sales) in 1H 2019. Since almost all R&D is being carried out in the U.S., the FX rate impact was negligible.

Summary comparison of (USD) consolidated operating expenses:

	2Q 2020	2Q 2019	1H 2020	1H 2019
S&M Expense	$ 424	$ 466	$ 844	$ 883
R&D Expense	116	113	250	228
G&A Expense	2,433	2,440	4,852	4,580
Total Operating Expenses:	$ 2,973	$ 3,019	$ 5,946	$ 5,691

In summary, operating income in 2Q 2020 was $1,977 (22.5% of sales) compared to $4,481 (37.8% of sales) in 2Q 2019.  The $2,504 lower operating income in 2Q 2020 was the clear result of substantially lower sales and GP, since 2Q 2020 operating expenses themselves were lower than in 2Q 2019. The Company did not make drastic cuts to its 2Q 2020 operating expenses to match lower sales activity in the short run because those expenses represent critical resources needed to support the business as it is expected to recover.  In any case, stockholders should be aware that a 22.5% operating income margin represents a solid business enterprise, even though not up to UTMD standards of performance.  Operating income in 2Q 2020 remained high enough to support UTMD’s ongoing stockholder dividend. Operating income in 1H 2020 was $5,840 (29.7% of sales) compared to $8,582 (38.0% of sales) in 1H 2019.  The year-to-year 1H difference was not as extreme as in 2Q since the COVID-19 negative impact on UTMD device demand did not appear to begin until March.

e)Non-operating expense/ Non-operating income

Non-operating expense includes bank fees and expenses from losses, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms.  Non-operating income includes 1) income from rent of underutilized property, 2) investment income (interest on cash balances), 3) royalties received from licensing the Company’s technology, and 4) income from gains, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms. Non-operating income or expense can also include gains or losses from the disposition of assets from time to time. Net non-operating income is non-operating income minus non-operating expense during a particular time period. Net non-operating income in 2Q 2020 was $0 compared to $85 in 2Q 2019. Net non-operating income in 1H 2020 was $125 compared to $120 in 1H 2019.

The loss on remeasured foreign currency balances in 2Q 2020 was $1 compared to a gain of $3 in 2Q 2019.  In 1H 2020, a gain of $42 on remeasured foreign currency balances was recognized compared to a loss of $46 in 1H 2019.  Royalties received were $5 in 2Q 2020 compared to $4 in 2Q 2019, and $5 in 1H 2020 compared to $6 in 1H 2019.  Interest earned on cash balances was $(2) in 2Q 2020 compared to $59 in 2Q 2019.  Interest earned on cash balances was $62 in 1H 2020 compared to $139 in 1H 2019.  Income from rent of underutilized property was $8 in 2Q 2020 compared to $24 in 2Q 2019.  Income from rent of underutilized property was $35 in 1H 2020 compared to $35 in 1H 2019.  Bank fees were $15 in 2Q 2020 compared to $11 in 2Q 2019.  Bank fees were $29 in 1H 2020 compared to $21 in 1H 2019.

f)Income Before Income Taxes (EBT)

Consolidated EBT results from subtracting net non-operating expense or adding net non-operating income from or to, as applicable, operating income. Consolidated 2Q 2020 EBT was $1,977 (22.5% of sales) compared to $4,565 (38.5% of sales) in 2Q 2019.  Consolidated 1H 2020 EBT was $5,965 (30.3% of sales) compared to $8,702 (38.5% of sales) in 1H 2019.

The EBT of Utah Medical Products, Inc. in the U.S. was $3,963 in 1H 2020 compared to $5,515 in 1H 2019. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 2,062 in 1H 2020 compared to EUR 1,479 in 1H 2019. The increase in Ireland EBT was primarily due to intercompany shipments of Filshie devices to the U.S. In 1H 2019, there were no Filshie shipments from Ireland to the U.S. as UTMD in the U.S. was selling Filshie inventory acquired from CSI. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was (GBP 235) in 1H 2020 compared to GBP 1,172 in 1H 2019. The negative 1H 2020 Femcare Group EBT was primarily the result of a 52% drop in Group revenues and operating expense overhead in the UK about an order of magnitude higher than UTMD’s other foreign subsidiaries. The 1H 2020 EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 331 in 1H 2020 compared to CAD 732 in 1H 2019.  EBT of subsidiaries includes the result of intercompany shipments which are netted out of consolidated results.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments. Management believes that this operating metric provides meaningful supplemental information to both management and investors.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2020 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated EBITDA”) were $3,800 compared to $6,397 in 2Q 2019, representing only a 40.6% decline in EBITDA compared to a 55.9% decline in operating income.  Despite the substantial negative change in 2Q financial results compared to the prior year, 2Q 2020 EBITDA at 43.2% of sales represents a functionally healthy company.  Of course, 2Q 2019 EBITDA at 54.0% of sales represented an even more healthy company.  1H 2020 adjusted consolidated EBITDA were $9,572 (48.6% of sales) compared to $12,062 (53.4% of sales) in 1H 2019, down only 20.6% compared to a 32.0% decline in 1H operating income.

g)Net Income

Net income is EBT minus a provision for income taxes. US GAAP net income in 2Q 2020 of $1,313 (14.9% of sales) was 62.8% lower than the net income of $3,525 (29.8% of sales) in 2Q 2019. Because the UK reset its corporate tax rate from 17% to 19% going forward, it caused UTMD to have to book an additional $225 in income taxes that represents the additional tax which will be paid in the UK over the remaining six year life of the 2011 Femcare acquisition IIA, which are not tax deductible. Excluding the $225 deferred tax liability (DTL) increase which reduced 2Q 2020 net income by $225, non-US GAAP 2Q 2020 net income of  $1,537 (17.5% of sales) was 56.4% lower than net income in 2Q 2019, consistent with the decline in operating income.  The average consolidated income tax provisions (as a % of EBT) per US GAAP in 2Q 2020 and 2Q 2019 were 33.6% and 22.8%, respectively.  Because the $225 DTL adjustment included in the 2Q 2020 tax provision does not relate to 2Q 2020 EBT, the non-US GAAP 2Q 2020 income tax provision rate of 22.2% is more indicative relative to the 22.8% rate in 2Q 2019.

US GAAP net income in 1H 2020 of $4,452 (22.6% of sales) was 33.2% lower than the net income of $6,664 (29.5% of sales) in 1H 2019. Again, excluding the $225 DTL adjustment, non-US GAAP 1H 2020 net income of $4,677 (23.8% of sales) was 29.8% lower than 1H 2019 net income, and more indicative of comparative period-to-period net income results.  The smaller net income percentage decline relative to 1H operating income is a result of higher 1Q 2020 NOI. The average consolidated income tax provisions (as a % of EBT) in 1H 2020 per US GAAP and in 1H 2019 were 25.4% and 23.4%, respectively.  A comparison of provision tax rates excluding the $225 DTL adjustment is 21.6% in 1H 2020 compared to 23.4% in 1H 2019.

h)  Earnings Per Share (EPS)

EPS are consolidated net income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). US GAAP EPS of $.359 in 2Q 2020 were 62.0% lower than $.944 in 2Q 2019, and US GAAP EPS of $1.207 in 1H 2020 were 32.3% lower than $1.783 in 1H 2019.  Excluding the deferred tax liability (DTL) increase which reduced 2Q and 1H 2020 net income by $225, non-US GAAP 2Q 2020 EPS of $.420 were 55.5% lower than $.944 in 2Q 2019, and non-US GAAP EPS of $1.268 in 1H 2020 were 28.9% lower than $1.783 in 1H 2019.  Diluted shares were 3,658,626 in 2Q 2020 compared to 3,735,070 in 2Q 2019, and 3,689,878 in 1H 2020 compared to 3,736,872 in 1H 2019.  The lower diluted shares in 2020 were the combined result of 80,000 shares repurchased in 1Q 2020, 1,189 shares employee option exercises, a 26,300 share option award in March 2020 and a lower dilution factor for unexercised options due to a lower share price.

Outstanding shares at the end of 2Q 2020 were 3,642,946 compared to 3,721,757 at the end of calendar year 2019. The change was due to employee option exercises of 1,189 offset by 80,000 shares repurchased in the open market during 1H 2020. Outstanding shares were 3,719,106 at the end of 2Q 2019. The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options. The total number of outstanding unexercised employee and outside director options at June 30, 2020 was 76,625 at an average exercise price of $64.72, including shares awarded but not yet vested.  This compares to 51,689 unexercised option shares at the end of 2019 at an average exercise price of $58.50/ share, including shares awarded but not vested. In 1H 2020, 26,300 option shares were awarded to 48 employees at an exercise price of $77.05 per share. No options were awarded in 1H 2019.  The number of shares added as a dilution factor in 2Q 2020 was 16,040 compared to 14,176 in 2Q 2019. The number of shares added as a dilution factor in 1H 2019 was 15,342 compared to 15,404 in 1H 2019.

UTMD paid $1,035 ($0.280/share) in dividends to stockholders in 2Q 2020 compared to $1,028 ($0.275/ share) paid in 2Q 2019. Dividends paid to stockholders during 2Q 2020 were 79% of US GAAP net income and 67% of non-US GAAP net income.  UTMD paid $2,077 ($0.280/share) in dividends to stockholders in 1H 2020 compared to $2,055 ($0.275/ share) paid in 1H 2019. Dividends paid to stockholders during 1H 2020 were 47% of US GAAP net income and 44% of non-US GAAP net income.

i) Return on Equity (ROE)

ROE is the portion of net income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  Annualized ROE (using non-GAAP net income and before stockholder dividends) in 1H 2020 was 10% compared to 15% in 1H 2019.  The lower ROE in 1H 2020 was due to the lower 2Q 2020 net income.  Targeting a high ROE of 20% remains a key financial objective for UTMD management.  ROE can be increased by increasing net income, or by reducing stockholders’ equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $9,352 in 1H 2020 compared to $5,043 in 1H 2019.  The $4,309 higher increase in operating cash, despite a $2,211 lower increase in net income, was due to working capital change differences: 1) an $862 decrease in accounts receivable compared to a $1,255 increase in 1H 2019, 2) a $387 decrease in inventories compared to $2,323 increase in 1H 2019, primarily as a result of the purchase of remaining Filshie device inventories from CSI, and 3) a $386 increase in accrued expenses compared to a $1,011 decrease in 1H 2019.

Capital expenditures for property and equipment (PP&E) were $711 in 1H 2020 compared to $130 in 1H 2019. The large increase was primarily due to installing a new $327 roof on UTMD’s 110,000 SF Midvale facility, and investing $249 in new equipment for Ireland to eventually be able to manufacture Filshie clips in-house.  Depreciation of PP&E was $335 in 1H 2020 compared to $355 in 1H 2019.

UTMD made cash dividend payments of $2,077 in 1H 2020 compared to $2,055 in 1H 2019.  The difference was due to a 1.8% annual increase in the dividend, and 0.5% lower average shares outstanding due to the March 2020 80,000 share repurchase offset slightly by 1H 2020 employee option exercises of 1,189 shares.

In 1H 2020, UTMD received $79 and issued 1,189 shares of its stock upon the exercise of employee and director stock options. Option exercises in 1H 2020 were at an average price of $66.62 per share. In comparison, in 1H 2019, UTMD received $170 and issued 4,391 shares of its stock upon the exercise of employee and director stock options. Option exercises in 1H 2019 were at an average price of $38.83 per share.

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

k)Assets and Liabilities

June 30, 2020 total consolidated assets were $103,545, a decrease of $6,242 from December 31, 2019. The decrease was due to the combination of a $4,557 decrease in net intangible assets (from 1H 2020 IIA amortization and a lower FX rate on the Femcare IIA balance), together with a $333 decrease in inventories, a $950 decrease in accounts receivable and a $435 decrease in cash and investments.

June 30, 2020 total consolidated liabilities were $8,258, a decrease of $437 from December 31, 2019. Significant changes in liabilities included a $538 reduction in accounts payable, a $356 increase in accrued liabilities, a $105 decrease in the deferred tax liability associated with the UK amortization of acquired Femcare identifiable intangible assets (IIA) in 2011 (despite the $225 increase from the UK tax law change in 2Q 2020), and a $137 decrease in the transition (REPAT) tax still due resulting from the U.S. “Tax Cuts and Jobs Act” enacted in December 2017.

UTMD’s Ireland subsidiary EUR-denominated assets and liabilities were translated into USD at an FX rate 0.1% higher (slightly stronger EUR) than the FX rate at the end of 2019. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 6.8% lower (weaker GBP) than the FX rate at the end of 2019.  UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 2.0% lower (weaker AUD) than the FX rate at the end of 2019.  UTMD’s Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 4.8% lower (weaker CAD) than the FX rate at the end of 2019.

The net book value of consolidated property, plant and equipment increased $84 at June 30, 2020 from the end of 2019 due to the net effect of period-ending changed FX rates, $711 in new asset purchases minus $335 in depreciation, including right of use assets totaling $395 (which were $414 at December 31, 2019).

Working capital (current assets minus current liabilities) was $49,873 at June 30, 2020 compared to $51,438 at December 31, 2019. Cash balances were $42,352 of the June 30, 2020 working capital. Current assets at June 30, 2020 compared to December 31, 2019 were $1,769 lower primarily as the result of a $435 decrease in cash and investments, a $950 decrease in receivables and a $333 decrease in inventories. Current liabilities were $204 lower at June 30, 2020 compared to December 31, 2019 primarily as the result of a $538 decrease in accounts payable offset by a $357 increase in accrued liabilities. UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital expenditures and projected cash dividend payments to stockholders.

June 30, 2020 net intangible assets (goodwill plus other intangible assets) declined $4,557 from the end of 2019 as a result of $3,242 in amortization and a weaker FX rate on foreign intangible asset balances. At June 30, 2020, net intangible assets including goodwill were 38% of total consolidated assets compared to 40% at year-end 2019, and 45% at June 30, 2019.

The deferred tax liability balance for Femcare IIA ($9,084 on the date of the acquisition), was $2,135 at June 30, 2020 compared to $2,239 at December 31, 2019 and $2,339 at June 30, 2019. Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare IIA, i.e. as Femcare pays its taxes in the UK without the benefit of a deduction for IIA amortization expense.

UTMD’s total debt ratio (total liabilities/ total assets) both as of June 30, 2020 and at December 31, 2019 was 8%. UTMD’s total debt ratio as of June 30, 2019 was 9%.

l)Management's Outlook

As outlined in its December 31, 2019 SEC 10-K report, UTMD’s plan for 2020 was to

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

Despite the economic challenges created by government reaction to the COVID-19 pandemic, the Company continues to execute its plan as outlined above.

m)Accounting Policy Changes

None.

Forward-Looking Information.  This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by management based on information currently available.  When used in this document, the words “anticipate,” “believe,” “project,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties stated throughout the document.  Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected or intended.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.  Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and the Company assumes no obligation to update or disclose revisions to those estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8901, .8785 and .8729 EUR per USD as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.  Exchange rates were .8085, .7865 and .7837 GBP per USD as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively.  Exchange rates were 1.4514, 1.4260 and 1.4193 AUD per USD on June 30, 2020, December 31, 2019 and June 30, 2019, respectively.  Exchange rates were 1.3617, 1.3080, and 1.3644 CAD per USD on June 30, 2020, December 31, 2019 and June 30, 2019, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and/or by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Legislative and/or Executive branch regulatory healthcare intervention in the United States, as embodied in The Patient Protection and Affordable Care Act, the Health Care and Education Reconciliation Act of 2010 and the Coronavirus, Aid, Relief and Economic Security Act, not to mention federal agency rules and regulations as well as state and local legislation and rules, (the “Acts”),  have added substantial costs and have led to decreased revenues in the U.S.

The voluminous Acts and administrative rules to enforce the Acts, promised efforts to reform the Acts and the ongoing coronavirus pandemic, make the U.S. medical device marketplace unpredictable, particularly for the thousands of small medical device manufacturers including UTMD that do not have the overhead structure that the larger medical device companies can afford.  To the extent that the Acts will in the future continue to place additional burdens on small medical device companies in the form of another excise tax on medical device sales, price controls, additional oversight of marketing and sales activities and new reporting requirements, the result is likely to be negative for UTMD’s ability to effectively compete and support continued investments in new product development and marketing of specialty devices in the U.S.

Increasing regulatory burdens including premarketing approval delays may result in significant loss of revenue, unpredictable costs and loss of management focus on helping the Company proactively conform with  requirements and thrive:

Premarketing submission administrative burdens and substantial increases in “user fees” increase product development costs and result in delays to revenues from new or improved devices.  The ongoing uncertainties related to BREXIT continue to affect UTMD’s notified body’s ability to function responsively to provide product certifications required to market devices outside the U.S.

The growth of Group Purchasing Organizations (GPOs) adds non-productive costs, typically weakens the Company’s marketing and sales efforts and may result in lower revenues:

GPOs, theoretically acting as bargaining agents for member hospitals, but actually collecting revenues from the companies that they are negotiating with, have made a concerted effort to turn medical devices that convey special patient safety advantages and better health outcomes, like UTMD’s, into undifferentiated commodities. GPOs have been granted an antitrust exemption by the U.S. Congress. Otherwise, their business model based on “kickbacks” would be a violation of law.  These bureaucratic entities do not recognize or understand the overall cost of care as it relates to safety and effectiveness of devices, and they create a substantial administrative burden that is primarily related to collection of administrative fees.

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

Changing tax burdens related to increased government spending have the potential to significantly negatively affect shareholder returns..

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During 1H 2020, UTMD purchased 80,000 of its shares in the open market for $6,426 including commissions and fees ($80.32/ share).  During 1H 2019, UTMD purchased 5,000 of its shares in the open market for $398 including commissions and fees.

Item 6.  Exhibits

Exhibit #	Title of Document

31.1	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        8/7/20                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        8/7/20                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer