Form 10-Q
period 2020-09-30
UTAH MEDICAL PRODUCTS INC
filed 2020-11-06
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 5, 2020: 3,640,403.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2020 AND DECEMBER 31, 2019
(in thousands)
	(unaudited)	(audited)
	SEPTEMBER 30, 2020	DECEMBER 31, 2019
ASSETS
Current assets:
Cash & investments	$ 46,294	$ 42,787
Accounts & other receivables, net	4,277	4,742
Inventories	6,304	6,913
Other current assets	385	444
Total current assets	57,260	54,886
Property and equipment, net	10,650	10,314
Operating lease – right of use assets, net	386	414
Goodwill	13,783	13,961
Other intangible assets	54,362	55,205
Other intangible assets - accumulated amortization	(29,369)	(24,993)
Other intangible assets, net	24,993	30,212
Total assets	$ 107,072	$ 109,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 651	$ 1,098
Accrued expenses	2,976	2,350
Total current liabilities	3,627	3,448
Deferred tax liability – Femcare IIA	1,995	2,110
Other long term liabilities	2,132	2,239
Operating lease liability	346	376
Deferred income taxes	557	521
Total liabilities	8,657	8,694

Stockholders' equity:
Preferred stock - $0.01 par value; authorized - 5,000 shares; no shares issued or outstanding	-	-
Common stock - $0.01 par value; authorized - 50,000 shares; issued - September 30, 2020, 3,640 shares and December 31, 2019, 3,722 shares	36	37
Accumulated other comprehensive income (loss)	(10,199)	(9,782)
Additional paid-in capital	-	18
Retained earnings	108,578	110,820
Total stockholders' equity	98,415	101,093

Total liabilities and stockholders' equity	$ 107,072	$ 109,787

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019
(in thousands, except per share amounts - unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Sales, net	$ 10,479	$ 12,494	$ 30,168	$ 35,073

Cost of goods sold	3,982	5,115	11,885	13,421
Gross profit	6,497	7,379	18,283	21,652

Operating expense
Selling, general and administrative	2,785	2,878	8,480	8,341
Research & development	125	130	375	357
Total operating expenses	2,910	3,008	8,855	8,698
Operating income	3,587	4,371	9,428	12,954

Other income (expense)	1	76	125	196
Income before provision for income taxes	3,588	4,447	9,553	13,150

Provision for income taxes	655	742	2,167	2,781
Net income	$ 2,933	$ 3,705	$ 7,386	$ 10,369

Earnings per common share (basic)	$ 0.81	$ 1.00	$ 2.02	$ 2.79

Earnings per common share (diluted)	$ 0.80	$ 0.99	$ 2.01	$ 2.77

Shares outstanding - basic	3,642	3,720	3,664	3,722

Shares outstanding - diluted	3,653	3,737	3,678	3,738

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ 1,511	$ (1,683)	$ (416)	$ (1,200)
Total comprehensive income	$ 4,444	$ 2,022	$ 6,970	$ 9,169

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019
(in thousands - unaudited)
	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,386	$ 10,369
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	495	526
Amortization	4,875	4,512
Provision for (recovery of) losses on accounts receivable	(4)	(2)
Amortization of Right-of-Use Assets	29	29
(Gain) loss on disposal of assets	1	-
Deferred income taxes	(20)	(398)
Stock-based compensation expense	121	85
Tax benefit attributable to exercise of stock options	7	20
Changes in operating assets and liabilities:
Accounts receivable and other receivables	442	(1,139)
Inventories	757	(1,449)
Prepaid expenses and other current assets	58	73
Accounts payable	(439)	(188)
Accrued expenses	651	(1,023)
Total adjustments	6,973	1,046
Net cash provided by operating activities	14,359	11,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(806)	(252)
Intangible assets	-	(21,000)
Net cash used in investing activities	(806)	(21,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	282	223
Common stock purchased and retired	(6,977)	(398)
Payment of dividends	(3,097)	(3,083)
Net cash used in financing activities	(9,792)	(3,258)

Effect of exchange rate changes on cash	(254)	(624)
Net decrease in cash and cash equivalents	3,507	(13,719)
Cash at beginning of period	42,787	51,112
Cash at end of period	$ 46,294	$ 37,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 2,153	$ 3,957
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2020	3,643	$ 36	$ 80	$ (11,710)	$ 106,881	$ 95,288
Shares issued upon exercise of employee stock options for cash	4	-	202	-	-	202
Stock option compensation expense	-	-	49	-	-	49
Common stock purchased and retired	(7)	-	(332)	-	(219)	(551)
Foreign currency translation adjustment	-	-	-	1,511	-	1,511
Common stock dividends	-	-	-	-	(1,018)	(1,018)
Net income	-	-	-	-	2,933	2,933
Balance at September 30, 2020	3,640	$ 36	$ -	$ (10,199)	$ 108,578	$ 98,415

Balance at December 31, 2019	3,722	$ 37	$ 18	$ (9,783)	$ 110,820	$ 101,092
Shares issued upon exercise of employee stock options for cash	6	-	282	-	-	282
Stock option compensation expense	-	-	121	-	-	121
Common stock purchased and retired	(87)	(1)	(421)	-	(6,555)	(6,976)
Foreign currency translation adjustment	-	-	-	(416)	-	(416)
Common stock dividends	-	-	-	-	(3,074)	(3,074)
Net income	-	-	-	-	7,386	7,386
Balance at September 30, 2020	3,640	$ 36	$ -	$ (10,199)	$ 108,578	$ 98,415

Balance at June 30, 2019	3,719	$ 37	$ -	$ (10,807)	$ 104,682	$ 93,912
Shares issued upon exercise of employee stock options for cash	1	-	52	-	-	52
Stock option compensation expense	-	-	29	-	-	29
Common stock purchased and retired	-	-	(81)	-	81	-
Foreign currency translation adjustment	-	-	-	(1,683)	-	(1,683)
Common stock dividends	-	-	-	-	(1,029)	(1,029)
Net income	-	-	-	-	3,705	3,705
Balance at September 30, 2019	3,720	$ 37	$ -	$ (12,490)	$ 107,439	$ 94,986

Balance at December 31, 2018	3,720	$ 37	$ 121	$ (11,290)	$ 100,123	$ 88,992
Shares issued upon exercise of employee stock options for cash	5	-	222	-	-	222
Stock option compensation expense	-	-	85	-	-	85
Common stock purchased and retired	(5)	-	(429)	-	31	(398)
Foreign currency translation adjustment	-	-	-	(1,200)	-	(1,200)
Common stock dividends	-	-	-	-	(3,084)	(3,084)
Net income	-	-	-	-	10,369	10,369
Balance at September 30, 2019	3,720	$ 37	$ -	$ (12,490)	$ 107,439	$ 94,986

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

(3) Inventories at September 30, 2020, and December 31, 2019, consisted of the following:

	September 30, 2020	December 31, 2019
Finished goods	$1,446	$1,708
Work-in-process	1,387	1,022
Raw materials	3,471	4,183
Total	$6,304	$6,913

(4) Stock-Based Compensation. At September 30, 2020, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2020, and 2019, the Company recognized $49 and $29, respectively, in stock based compensation cost.  In the nine months ended September 30, 2020, and 2019, the Company recognized $121 and $85, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2019, or September 30, 2020.

(6) Global 3Q 2020 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,032	$247	$1,279
Gynecology/Electrosurgery/Urology	2,847	2,202	5,049
Neonatal	1,151	348	1,499
Blood Pressure Monitoring and Accessories	1,920	732	2,652
Total	$6,950	$3,529	$10,479

Global 9M 2020 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$2,739	$612	$3,351
Gynecology/Electrosurgery/Urology	7,686	6,945	14,631
Neonatal	3,266	1,169	4,435
Blood Pressure Monitoring and Accessories	5,215	2,536	7,751
Total	$18,906	$11,262	$30,168

(7) Leases

UTMD has operating leases for a portion of its parking lot at its Midvale facility and an automobile at its Ireland facility.  The remaining lease term on the parking lot is 11 years and on the automobile it is 16 months.  There are no options to extend or terminate the leases.  UTMD has no other leases yet to commence.  As neither lease contains implicit rates, UTMD’s incremental borrowing rate, based on information available at adoption date, was used to determine the present value of the leases.

The components of lease cost were as follows:	Three Months Ended September 30, 2020
Operating Lease Cost (in thousands)	$15
Right of Use Assets obtained in exchange for new operating lease Obligations	$0

Other Information	Three Months Ended September 30, 2020
Weighted Average Remaining Lease Term - Operating Leases	11 years
Weighted Average Discount Rate – Operating Leases	5.4%
Operating lease liabilities/ payments (in thousands)
Operating lease payments, 2020	$60
Operating lease payments, 2021	$60
Operating lease payments, 2022	$45
Operating lease payments, 2023	$45
Operating lease payments, 2024	$45
Thereafter	$299

Reconciliation of operating lease liabilities/ payments to operating lease liabilities	(in thousands)
Total operating lease liabilities/ payments	$528
Operating lease liabilities – current (included in Accrued Expenses)	$40
Operating lease liabilities – long term	$346
Present value adjustment	$142

Maturities of lease liabilities were as follows:(in thousands)

Maturities of lease liabilities were as follows:	(in thousands)
Year ending December 31,
2020	$38
2021	$40
2022	$27
2023	$29
2024	$30
Thereafter	$248

(8) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019. The $21,000 purchase price represented an identifiable intangible asset which is being straight-line amortized and recognized as part of G&A expenses over a remaining 3.08 year life as of September 30, 2020 of the prior CSI distribution agreement with Femcare.

(9) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 3rd quarter 2020.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator
Net income	2,933	3,705	7,386	10,369

Denominator
Weighted average shares, basic	3,642	3,720	3,664	3,722
Dilutive effect of stock options	11	17	14	16
Diluted shares	3,653	3,737	3,678	3,738

Earnings per share, basic	0.81	1.00	2.02	2.79
Earnings per share, diluted	0.80	0.99	2.01	2.77

(10) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2019, provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; A$ or AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in 3Q and 9M 2020 compared to the same periods of 2019 were as follows:

	3Q 2020	3Q 2019	change	9M 2020	9M 2019	change
Net Sales	$ 10,479	$ 12,494	(16.1%)	$ 30,168	$ 35,073	(14.0%)
Gross Profit	6,497	7,379	(12.0%)	18,283	21,652	(15.6%)
Operating Income	3,588	4,371	(17.9%)	9,428	12,954	(27.2%)
Income Before Tax	3,588	4,448	(19.3%)	9,553	13,150	(27.4%)
Net Income (NI)	2,933	3,705	(20.8%)	7,386	10,369	(28.8%)
Earnings per Diluted Share (EPS)	0.803	0.991	(19.0%)	2.008	2.774	(27.6%)

UTMD management believes that the presentation of sequential 2020 quarterly results provides meaningful supplemental information to both management and investors.  Keeping in mind that results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole, the following table shows the percent changes in 2020 quarterly results compared to the same periods of time in 2019:

Consolidated Income Statement	1Q	2Q	3Q	9M
Worldwide Revenues	+ 1.6%	(25.8%)	(16.1%)	(14.0%)
Gross Profit	+ 0.9%	(34.0%)	(12.0%)	(15.6%)
Operating Income	( 5.8%)	(55.9%)	(17.9%)	(27.2%)
Earnings Before Income Tax	( 3.6%)	(56.7%)	(19.3%)	(27.4%)
Net Income	-	(62.8%)	(20.8%)	(28.8%)
Earnings Per Share	-	(62.0%)	(19.0%)	(27.6%)

Revenues [USD denominated]	1Q	2Q	3Q	9M
U.S. domestic (excluding OEM)	+ 14.5%	(29.1%)	(8.0%)	( 9.2%)
Canada domestic	(21.7%)	(62.9%)	( 5.6%)	(32.0%)
Ireland domestic	(26.2%)	(48.6%)	(18.1%)	(30.9%)
UK domestic	(11.2%)	(72.8%)	(34.4%)	(38.7%)
France domestic	(11.8%)	(72.1%)	(12.3%)	(32.6%)
Australia domestic	( 8.6%)	(43.0%)	(13.6%)	(22.0%)
Subtotal, Direct to End User:	+ 4.2%	(39.1%)	(11.1%)	(16.3%)
All Other OUS (Sales to Int’l Distributors)	( 5.2%)	( 4.5%)	(34.7%)	(15.6%)
U.S. OEM Sales	+ 0.7%	+ 9.5%	( 8.9%)	( 0.6%)
Worldwide Revenues	+ 1.6%	(25.8%)	(16.1%)	(14.0%)

UTMD subsidiary direct domestic sales in Canada, Ireland, the United Kingdom, France and Australia are invoiced in foreign currencies. Foreign currency exchange (FX) rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 3Q 2020 and 9M 2020 compared to the same periods in 2019 follow:

	3Q 20	3Q 19	Change	9M 20	9M 19	Change
GBP	1.295	1.233	+5.0%	1.279	1.273	+0.5%
EUR	1.173	1.108	+5.8%	1.128	1.123	+0.4%
AUD	0.714	0.687	+4.0%	0.677	0.700	(3.3%)
CAD	0.751	0.758	(0.8%)	0.745	0.752	(1.0%)

Although the volatility of  FX rates for OUS sales when consolidated in USD terms continues to impact period-to-period relative financial results because of UTMD’s significant percentage of foreign currency sales, the FX rate impact in 9M 2020 was less significant than in the recent past. Except for the CAD FX rate which had not changed as significantly as other currencies, a healthy 3Q 2020 decline in the USD offset its strengthening during the first half of the year. Foreign currency revenues in 3Q 2020 were increased by $85 as a result of a weaker USD compared to 3Q 2019.  In contrast, the difference in period-to-period FX rates reduced revenues by $36 in 9M 2020.  Foreign currency sales as a percentage of total sales were 21.0% of total sales in 3Q 2020 and 22.0% of total sales in 9M 2020.  UTMD’s 3Q 2019 and 9M 2019 revenues invoiced in foreign currencies represented 23.6% and 27.2% of total consolidated USD sales respectively.

Other factors that affected period-to-period revenue comparisons included

1)International distributors’ quarter-to-quarter orders fluctuate more than domestic end user orders.

2)1Q 2019 was a partial quarter of U.S. domestic Filshie Clip System (Filshie device) sales, as the UTMD acquisition of the Cooper Surgical Inc. (CSI) exclusive Filshie device distribution rights took effect February 1, 2019.

UTMD profit margins in 3Q 2020 and 9M 2020 compared to 3Q 2019 and 9M 2019 follow:

	3Q 2020 (Jul – Sep)	3Q 2019 (Jul – Sep)	9M 2020 (Jan – Sep)	9M 2019 (Jan – Sep)
Gross Profit Margin (gross profits/ sales):	62.0%	59.1%	60.6%	61.7%
Operating Income Margin (operating profits/ sales):	34.2%	35.0%	31.3%	36.9%
Net Income Margin (profit after taxes/ sales):	28.0%	29.7%	25.2%	29.6%

Gross Profit in 3Q 2020 declined less than the sales decline primarily as a result of sales mix. The 9M 2020 gross profit margin (GPM), gross profit divided by sales, was lower than in 9M 2019 despite the better 3Q GPM because 14% lower sales during 9M 2020 absorbed marginally less of UTMD’s fixed critical mass of manufacturing overhead. Because UTMD believes that the lower sales are transitory, knows it can remain very profitable even at the lower sales levels experienced during the pandemic and has a significant cash reserve relative to operational needs, management will not cut important resources and sacrifice future capabilities just to maintain short term profit margins.

Operating Income declined more than gross profit in both 3Q 2020 and 9M 2020 because UTMD’s non-cash identifiable intangible asset (IIA) amortization expense included in operating expenses was 15.5% of sales in 3Q 2020 compared to 12.8% of sales in 3Q 2019, and 16.0% in 9M 2020 compared to 12.7% in 9M 2019.  This was due not only to the lower sales in 2020 (less absorption of a fixed expense) but also the GBP FX rate difference in the 3Q and the timing of beginning the CSI IIA amortization in 2019.

Earnings before tax (EBT) declined more than operating income simply because UTMD did not receive interest on its cash balances in 2020 like it did in 2019, although average cash balances were about 20% higher during 9M 2020.  Net Income declined slightly more than EBT as a result of the sovereignty mix of taxable profits in 2020 compared to 2019.  The lowest tax regimes of Ireland and the UK had the greatest declines in EBT. Finally, Earnings Per Share (EPS) declined less than net income as a result of the benefit of share repurchases in 2020.

UTMD’s FX rates for balance sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of September 2020 and the end of September 2019 follow:

	Sep 30, 2020	Sep 30, 2019	Change
GBP	1.292	1.230	+5.0%
EUR	1.172	1.091	+7.5%
AUD	0.716	0.675	+6.1%
CAD	0.751	0.755	(0.6%)

UTMD’s September 30, 2020 Balance Sheet remained strong with an absence of debt. During 2020, inventories declined $0.6 million despite much lower sales, which is an indication of good manufacturing planning and control. Due to the increase in value of the GBP, EUR and AUD noted above, despite depreciation of fixed assets, the USD net book value of fixed assets in the UK, Ireland and Australia increased $0.6 million as of September 30, 2020 from September 30, 2019. Over the one year period of time, the intangible asset balance declined $5.5 million, about 12%.  Ending cash and investments were $46.3 million on September 30, 2020 compared to $42.8 million on December 31, 2019, after paying $3.1 million in cash dividends to stockholders and repurchasing $7.0 million in UTMD stock during 9M 2020.  After reducing stockholders’ equity a combined $10.1 million in 9M 2020 stockholder dividends and share repurchases, September 30, 2020 stockholders’ equity was down only $2.7 million from December 31, 2019.

b)Revenues

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

Total consolidated 3Q 2020 UTMD sales were $2,016 (16.1%) lower than in 3Q 2019. Constant currency sales were $2,101 (16.8%) lower. Total consolidated 9M 2020 UTMD sales were $4,905 (14.0%) lower than in 9M 2019.  Constant currency sales in 9M 2020 were $4,869 (13.9%) lower than in 9M 2019.

In 3Q 2020 compared to 3Q 2019, U.S. domestic sales were 8% lower and OUS sales were 28% lower.   In 9M 2020 compared to 9M 2019, U.S. domestic sales were 7% lower and OUS sales were 23% lower.

Domestic sales in 3Q 2020 were $6,950 compared to $7,575 in 3Q 2019.  Domestic sales in 9M 2020 were $18,906 compared to $20,366 in 9M 2019.  The components of domestic sales include 1) “direct sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie Clip System (“Filshie device”) sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) Filshie device sales direct to U.S. medical facilities starting in February 2019.

Domestic direct sales in 3Q 2020 excluding Filshie devices, representing 50% of total domestic sales, were $178 (5%) lower than in 3Q 2019.  Domestic direct sales in 9M 2020 excluding Filshie devices, representing 51% of total domestic sales, were $1,078 (10%) lower than in 9M 2019. OEM sales in 3Q 2020, representing 25% of total domestic sales, were $172 (9%) lower than in 3Q 2019. OEM sales in 9M 2020, also representing 25% of total domestic sales, were $27 (1%) lower than in 9M 2019. Filshie device sales direct to U.S. domestic end-user facilities were $275 (14%) lower in 3Q 2020 compared to sales in 3Q 2019.  Filshie device sales direct to U.S. domestic end-user facilities were $355 (7%) lower in 9M 2020 compared to Filshie device sales in 9M 2019.  Because Filshie device sales are a significant portion of UTMD’s domestic business and a UTMD device most affected by the COVID-19 pandemic, management believes the following table might help to see the overall 2020 pandemic impact and recovery trend:

Filshie device sequential quarterly USD domestic direct sales in the U.S.

Year	1Q	2Q	3Q	9M
2020	1,689	1,135	1,733	4,557
2019	925	1,979	2,008	4,912

OUS sales in 3Q 2020 were $3,528 compared to $4,919 in 3Q 2019.  OUS sales in 9M 2020 were $11,262 compared to $14,707 in 9M 2019.

OUS sales invoiced in GBP, EUR, AUD and CAD currencies were $85 higher in 3Q 2020 and $36 lower in 9M 2020 as a result of changes in FX rates. Foreign currency OUS sales in 3Q 2020 were $2,205, which was 62% of all OUS sales and 21% of total consolidated sales.  In comparison, foreign currency OUS sales in 3Q 2019 were $2,944, which was 60% of all OUS sales and 24% of total consolidated sales.

The foreign currency OUS sales in 9M 2020 were $6,653, which was 59% of all OUS sales and 22% of total consolidated sales.  In comparison, foreign currency OUS sales in 9M 2019 were $9,534, which was 65% of all OUS sales and 27% of total consolidated sales.  Because Filshie device sales are also a significant portion of UTMD’s OUS business and an implanted device most affected by the COVID-19 pandemic, management believes the following table might help to see the overall 2020 pandemic impact and recovery trend:

Filshie device OUS sequential quarterly USD-denominated sales:

	Year	1Q	2Q	3Q	9M
Direct	2020	1,798	681	1,426	3,905
	2019	2,135	2,036	1,810	5,981
Distributor	2020	318	323	133	774
	2019	494	487	437	1,418
Total OUS	2020	2,117	1,003	1,559	4,679
	2019	2,630	2,523	2,246	7,399

OUS Filshie sales obviously took a deeper hit from the pandemic than in the U.S.

UTMD segments sales into the following general product categories:  gynecology/ electrosurgery, labor & delivery, neonatal, and miscellaneous including blood pressure monitoring kits and accessories as well as related OEM products.

In 3Q 2020 compared to 3Q 2019, worldwide gynecology/ electrosurgery device sales were down 21%, worldwide labor & delivery device sales were essentially the same, worldwide neonatal device sales were down 6% and worldwide blood pressure monitoring and related OEM product sales were down 18%.  Devices in the gynecology/ electrosurgery category were mostly classified as “nonessential” during the pandemic.  In the blood pressure monitoring category, UTMD’s largest OUS distributor took a double quarterly shipment in 3Q 2019.

In 9M 2020 compared to 9M 2019, worldwide gynecology/ electrosurgery device sales were down 22%, worldwide labor & delivery device sales were down 13%, worldwide neonatal device sales were down 2% and worldwide blood pressure monitoring and related OEM product sales were down 3%.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global 3Q 2020 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$ 1,032	$ 247	$ 1,279
Gynecology/Electrosurgery/Urology	2,847	2,202	5,049
Neonatal	1,151	348	1,499
Blood Pressure Monitoring and Accessories*	1,920	732	2,652
Total:	$ 6,950	$ 3,529	$ 10,479

Global 9M 2020 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$ 2,739	$ 612	$ 3,351
Gynecology/Electrosurgery/Urology	7,686	6,945	14,631
Neonatal	3,266	1,169	4,435
Blood Pressure Monitoring and Accessories*	5,215	2,536	7,751
Total:	$ 18,906	$ 11,262	$ 30,168

*includes molded components sold to OEM customers.

Looking forward, although an increase in COVID-19 infections is likely in the winter months of 4Q 2020 in the northern hemisphere, assuming no significant new lockdowns or prohibitions of “nonessential procedures” are imposed by governments, UTMD expects that its 4Q 2020 sales will continue to recover and be higher than in 3Q 2020.

c)Gross Profit

Gross Profit results from subtracting the costs of manufacturing and shipping products to customers from revenues.  Gross Profit was $883 (12.0%) lower in 3Q 2020 than in 3Q 2019, and $3,369 (15.6%) lower in 9M 2020 than in 9M 2019.  UTMD’s 3Q 2020 GPM improved to 62.0% compared to 59.1% in 3Q 2019 so that the decline in 3Q Gross Profit was not as significant as the 3Q decline in sales. Sales to international distributors are at lower prices for the same devices because the distributor incurs direct marketing expenses instead of UTMD.  Sales to international distributors were only 18% of total sales in 3Q 2020 compared to 23% in 3Q 2019. The 3Q 2019 GPM was also exceptionally low because of a “double” shipment of blood pressure monitoring kits to UTMD’s China distributor. For 9M 2020 compared to 9M 2019, Gross Profit declined slightly more than the sales decline as a result of UTMD not cutting critical manufacturing overhead resources, and providing special incentives in 2Q 2020 for employees to come to work. Nevertheless, the 60.6% GPM for the 2020 year to date has met management’s long term objective.

d)Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit. Operating Expenses, comprised of general and administrative (G&A) expenses, sales and marketing (S&M) expenses and product development (R&D) expenses, were 27.8% of sales in 3Q 2020 compared to 24.1% of sales in 3Q 2019.  Operating Expenses were 29.4% of sales in 9M 2020 compared to 24.8% of sales in 9M 2019. Although the operating expense percentage of sales increased due to the 2020 short term pandemic reduction in sales, management continued to tightly manage operating expenses without sacrificing resources needed for longer term growth.

Summary comparison of (USD) consolidated operating expenses:

	3Q 2020	3Q 2019	9M 2020	9M 2019
S&M Expense	$ 352	$ 421	$ 1,195	$ 1,304
R&D Expense	125	130	375	357
G&A Expense	2,432	2,457	7,285	7,037
Total Operating Expenses:	$ 2,909	$ 3,008	$ 8,855	$ 8,698

Lower S&M expenses were due primarily to the lack of trade show expenses during the pandemic. S&M expenses were 3.4% of sales in both 3Q 2020 and 3Q 2019.  S&M expenses were 4.0% of sales in 9M 2020 compared to 3.7% of sales in 9M 2019.

R&D expenses were consistent with the prior year’s same periods of time, varying only by specific project expenses. R&D expenses were 1.2% of sales in 3Q 2020 compared to 1.0% of sales in 3Q 2019.  R&D expenses in 9M 2020 were also 1.2% of sales compared to 1.0% of sales in 9M 2019.

The higher G&A expense in 9M 2020 was due to amortization expense of the CSI IIA for a full quarter in 1Q 2020 compared to a partial quarter in 1Q 2019.  Consolidated G&A expenses were 23.2% of sales in 3Q 2020 compared to 19.7% of sales in 3Q 2019.  Consolidated G&A expenses were 24.1% of sales in 9M 2020 compared to 20.1% of sales in 9M 2019.  G&A expenses included non-cash expense from the amortization of IIA resulting from the March 2011 Femcare Group Ltd (UK) acquisition and the amortization of IIA from the purchase of the CSI U.S. exclusive Filshie devices distribution rights effective in February 2019.

The initial amount of IIA for the 2011 Femcare UK purchase was £23,998.  After 9.5 years of amortization, the IIA balance is £8,686.  For both years of 2020 and 2019, the amortization expense rate was a constant £399 per calendar quarter. The USD amortization expense amount in each period, however, varied according to the USD/GBP FX rate.

The initial amount of IIA for the 2019 acquisition of 4.75 years’ remaining exclusive U.S. Filshie device distribution rights from CSI was $21,000.  The straight-line amortization of this IIA is $1,105/ calendar quarter over the remaining 4.75 years of the prior distribution agreement. After 20 months of amortization, the CSI IIA balance as of September 30, 2020 is $13,632.  The difference in 9M CSI IIA amortization expense is due to the start of the amortization in February 2019, i.e. 9 months of expense in 2020 through September versus 8 months in 2019.

Because the IIA amortization expenses represent a significant portion of UTMD’s G&A expenses, UTMD provides the following table that separates the IIA amortization expenses from all other G&A expenses:

	3Q 2020	3Q 2019	9M 2020	9M 2019
IIA amortization expense	$ 1,621	$ 1,597	$ 4,839	$ 4,471
All other G&A expense	811	860	2,445	2,566
Total G&A Expenses:	$ 2,432	$ 2,457	$ 7,284	$ 7,037

Percent of Sales:	3Q 2020	3Q 2019	9M 2020	9M 2019
IIA amortization expense	15.5%	12.8%	16.0%	12.8%
All other G&A expense	7.7%	6.9%	8.1%	7.3%
Total G&A Expenses:	23.2%	19.7%	24.1%	20.1%

Eventually, when the two Filshie-related IIA balances are fully amortized, stockholders can look forward to a substantial increase in EBT. The Femcare acquisition IIA amortization expense has 5.5 more years to run at about $516 per quarter using the same 1.295 USD/GBP FX rate as in 3Q 2020.  The CSI IIA amortization expense has 3.1 more years to run at $1,105 per quarter.  Stockholders will appreciate that, although cash flow will not be affected, annualized reported EPS will increase $.90 after another 3.1 years, based on current shares outstanding and if current U.S. and Utah income tax rates remain the same. Similarly, after another 5.5 years annualized EPS would be $1.36 higher based on current shares outstanding and unchanged income tax rates.

Other G&A expenses were lower in both periods primarily because UTMD’s CEO has taken 50% salary in 2020 compared to 2019, and 2020 management bonuses based on the projected 2020 annual EBT have been accrued at a lower rate than in 2019.

In summary, Operating Income in 3Q 2020 was $3,588 (34.2% of sales) compared to $4,371 (35.0% of sales) in 3Q 2019.  Operating Income in 9M 2020 was $9,428 (31.3% of sales) compared to $12,954 (36.9% of sales) in 9M 2019.  Lower gross profits in 2020 were leveraged down further by higher IIA amortization expense absorbed by fewer sales. In any event, the operating income margins achieved in 2020 were excellent compared to industry peers.

e)Non-operating expense/ Non-operating income

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

UTMD’s net non-operating income in 3Q 2020 was less than $1 compared to $76 in 3Q 2019.  Net non-operating income in 9M 2020 was $126 compared to $196 in 9M 2019.

In 3Q 2020 and 3Q 2019, gains or losses from remeasurement of the value of foreign currency bank balances were negligible. In 9M 2020, UTMD recognized a $41 gain from remeasurement of the value of foreign currency bank balances compared to a $44 loss in 9M 2019.  Royalties received were $5 in 3Q 2020 compared to $0 in 3Q 2019, and $10 in 9M 2020 compared to $6 in 9M 2019. Interest earned on cash balances were $2 and $64 in 3Q and 9M 2020 respectively, compared to interest of $61 and $199 in 3Q and 9M 2019 respectively.

f)Income Before Income Taxes (EBT)

EBT results from subtracting net non-operating expense or adding net non-operating income from or to, as applicable, Operating Income.  Consolidated 3Q 2020 EBT was $3,588 (34.2% of sales) compared to $4,448 (35.6% of sales) in 3Q 2019.  Consolidated 9M 2020 EBT was $9,553 (31.7% of sales) compared to $13,150 (37.5% of sales) in 9M 2019.

The EBT of Utah Medical Products, Inc. in the U.S. was $6,469 in 9M 2020 compared to $8,674 in 9M 2019. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 2,393 in 9M 2020 compared to EUR 2,157 in 9M 2019. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP (297) in 9M 2020 compared to GBP 1,449 in 9M 2019. The 9M 2020 EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 565 in 9M 2020 compared to CAD 926 in 9M 2019.  The EBT of UTMD’s manufacturing subsidiaries varies as a result of intercompany shipments which are eliminated in the consolidation of results.

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

Component of EBITDA	3Q 2020	3Q 2019	Change	9M 2020	9M 2019	Change
EBT	$ 3,588	$ 4,448	(19.3%)	$ 9,553	$13,150	(27.4%)
Depreciation of fixed assets	160	171		495	526
Amortization of patent expenses	13	13		37	41
Amortization of Femcare IIA	516	492		1,523	1,524
Amortization of CSI distribution agreement IIA	1,105	1,105		3,316	2,947
Stock option compensation expense	49	29		121	85
Remeasured currency (gains) or losses	2	(3)		(41)	44
Adjusted Consolidated EBITDA:	$ 5,433	$ 6,255	(13.2%)	$15,004	$18,317	(18.1%)

Management believes that the non-US GAAP EBITDA decline is more indicative of the COVID-19 negative impact on UTMD’s 2020 operating results than the change represented by EBT.

g)Net Income

Net Income is EBT minus a provision for income taxes.  Net Income in 3Q 2020 was $2,933 (28.0% of sales) compared to $3,705 (29.7% of sales) in 3Q 2019.    The average consolidated income tax provision (as a % of EBT) in 3Q 2020 was 18.3% compared to 16.7% in 3Q 2019.

Net Income in 9M 2020 was $7,386 (24.5% of sales) compared to Net Income of $10,369 (29.6% of sales) in 9M 2019.  Net Income in 9M 2020 included a 2Q 2020 unfavorable $225 tax provision increase for a future UK income tax increase on non-deductible IIA amortization expense over the next six years.  The average consolidated income tax provisions (as a % of EBT) in 9M 2020 and 9M 2019 were 22.7% and 21.1%, respectively.

h)Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).

Diluted EPS in 3Q 2020 were $.803 compared to $.991 in 3Q 2019.  Diluted EPS in 9M 2020 were $2.008 compared to $2.774 in 9M 2019.  According to U.S. GAAP, the UK tax law change in 2Q 2020 which increased UTMD’s deferred tax liability, to be amortized over the next six years, was recognized as an income tax provision increase in the 2Q 2020 income statement. Without the 2Q 2020 $225 tax provision adjustment, 9M 2020 EPS were $2.069.

Diluted shares were 3,653,500 in 3Q 2020 compared to 3,737,335 in 3Q 2019, and 3,678,210 in 9M 2020 compared to 3,738,056 in 9M 2019.  The lower diluted shares in 9M 2020 were the combined result of 80,000 shares repurchased in 1Q 2020, 7,000 shares repurchased in 3Q 2020, 5,614 employee option exercises in 9M 2020 and an employee option award of 26,300 shares in March 2020.

Outstanding shares at the end of 3Q 2020 were 3,640,371 compared to 3,721,757 at the end of calendar year 2019. The difference was due to employee option exercises of 5,614 during 9M 2020 offset by 87,000 shares repurchased in the open market. Outstanding shares were 3,720,344 one year ago at the end of 3Q 2019. The number of shares used for calculating diluted EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at September 30, 2020 was 71,700 at an average exercise price of $65.80, including shares awarded but not yet vested.  This compares to 51,690 unexercised option shares at the end of 2019 at an average exercise price of $58.50/ share, including shares awarded but not yet vested.

The number of shares added as a dilution factor in 3Q 2020 was 11,130 compared to 17,588 in 3Q 2019. The number of shares added as a dilution factor in 9M 2020 was 14,514 compared to 16,435 in 9M 2019.  In March 2020, 26,300 option shares were awarded to 48 employees at an exercise price of $77.05 per share. No options were awarded in 2019.  UTMD paid $1,020 ($0.280/share) in dividends to stockholders in 3Q 2020 compared to $1,028 ($0.275/ share) paid in 3Q 2019. Dividends paid to stockholders during 3Q 2020 were 35% of 3Q 2020 Net Income.  UTMD paid $3,097 ($0.280/share) in dividends to stockholders in 9M 2020 compared to $3,083 ($0.275/ share) paid in 9M 2019. Dividends paid to stockholders during 9M 2020 were 41% of 9M 2020 Net Income.

In March 2020, UTMD repurchased 80,000 of its shares in the open market at $80.32/ share. In September 2020, UTMD repurchased 7,000 of its shares in the open market at $78.67/ share.  The total 87,000 shares repurchased in 9M 2020 were at an average price of $80.19/ share.  In May 2019, UTMD repurchased 5,000 shares at $79.52/ share. No other shares were repurchased in 2019. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders.

i) Return on Stockholder Equity (ROE) and Stock Value

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  After payment of cash dividends to stockholders, annualized ROE in 9M 2020 was 6% compared to annualized ROE of 11% in 9M 2019. Before the payment of dividends, annualized ROE in 9M 2020 was 10% compared to 15% in 9M 2019. The lower ROE before dividends in 9M 2020 was due to an 8% increase in average accumulated stockholders’ equity together with a 29% decrease in Net Income. Targeting a high ROE of 20% (before dividends) remains a key financial objective for UTMD management.

UTMD’s closing share price at the end of 3Q 2020 was $79.87, down 26% from the $107.90 closing price at the end of 2019.  The closing share price at the end of 3Q 2019 was $95.84.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $14,359 in 9M 2020 compared to $11,415 in 9M 2019.  The $2,944 higher cash provided by operating activities in 9M 2020 was due primarily to a $6,187 difference from 1) 1,184 decreased trade accounts receivable and inventories compared to a $2,588 increase in 9M 2019, yielding a significant $3,772 working capital change difference in the two periods, 2) a $651 increase in accrued expenses compared to a $1,023 decrease in 9M 2019, yielding another $1,674 working capital change difference in the two periods, 3) $363 higher intangible asset amortization expense, and 4) $378 lower decrease in deferred income taxes, minus 1) $2,983 lower net income and 2) $251 higher decrease in accounts payable.

Capital expenditures for property and equipment (PP&E) were $806 in 9M 2020 compared to $251 in 9M 2019.  The higher capital expenditures were due to a new roof on the Midvale facility and investment in new manufacturing capabilities in Ireland.  There were no capital expenditures for intangible assets in 9M 2020 compared to $21,000 in 9M 2019 for the purchase of the remaining life of CSI’s exclusive U.S.distribution rights for the Filshie Clip System.

UTMD made cash dividend payments of $3,097 in 9M 2020 compared to $3,083 in 9M 2019.  The Company used $6,976 of its cash to repurchase 87,000 of its own shares in 9M 2020 compared to using $398 of its cash to repurchase 5,000 of its own shares during 9M 2019.

In 9M 2020, UTMD received $282 and issued 5,614 shares of its stock upon the exercise of employee and director stock options. Option exercises in 9M 2020 were at an average price of $50.15 per share.  In comparison, in 9M 2019 the Company received $222 and issued 5,629 shares of stock on the exercise of employee and director stock options. Option exercises in 9M 2019 were at an average price of $39.53 per share.

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

k)Assets and Liabilities

September 30, 2020 total consolidated assets were $107,072, a net decrease of $2,715 from December 31, 2019.   Net intangible assets declined by $5,397, inventories declined by $609 and receivables declined by $466.  Offsetting that combined $6,472 asset decline was a $3,507 increase in cash and a $308 increase in PP&E net of $495 in depreciation.  As a result of the increase in cash, consolidated current assets increased $2,375.

UTMD’s Ireland subsidiary EUR-denominated assets and liabilities on September 30, 2020 were translated into USD at an FX rate 4.4% higher (stronger EUR relative to the USD) than the FX rate at the end of 2019. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 2.6% lower (weaker GBP) than the FX rate at the end of 2019.  UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 1.9% higher (stronger AUD) than the FX rate at the end of 2019.  UTMD’s Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 2.7% lower (weaker CAD) than the FX rate at the end of 2019.  The net book value of consolidated property, plant and equipment increased $308 at September 30, 2020 from the end of 2019 due to period-ending changed FX rates, $806 in new asset purchases and $495 in depreciation.

Working capital (current assets minus current liabilities) was $53,632 at September 30, 2020 compared to $51,438 at December 31, 2019. Consolidated receivables and inventories declined $466 and $609, respectively, but cash increased $3,507.  Accrued liabilities increased $649, primarily from $550 higher income taxes payable as UTMD had over-accrued income taxes payable by $514 at the end of 2019, and $244 higher customer deposits as a result of the timing of international distributor shipments in 4Q 2020 requiring prepayment.  UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital expenditures and continued cash dividend payments to stockholders.

September 30, 2020 net intangible assets (goodwill plus other intangible assets less amortization) declined $5,397 from the end of 2019.  No new intangible assets were acquired in 9M 2020.  At September 30, 2020, net intangible assets including goodwill were 36% of total consolidated assets compared to 40% at year-end 2019, and 42% at September 30, 2019.

The long term deferred tax liability (DTL) balance for Femcare IIA ($9,084 on the date of the acquisition) was $2,132 (£1,650) at September 30, 2020, compared to $2,239 (£1,688) at December 31, 2019, and $2,170 (£1,764) at September 30, 2019.  Reduction of the DTL occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare IIA (because the amortization expense is not tax deductible in the UK). The DTL only declined $107 at September 30, 2020 from December 31, 2019, despite 9M 2020 amortization expense of $1,523, which reduced the DTL balance by $289.  The difference was due to a 2Q 2020 UK tax law change which increased the DTL balance by $225 (£182) plus the change in ending FX rates. The UK decided to not reduce its corporate income tax rate from 19% to 17% beginning in 2Q 2020, as previously enacted. (The $225 increase in deferred UK taxes over the following six years was also booked in the 2Q 2020 tax provision, reducing 9M 2020 net income $225.)

UTMD’s total debt ratio (total liabilities/ total assets) as of September 30, 2020 was 8%, including a remaining $2,074 REPAT tax liability payable over another five years.  The total debt ratio as of December 31, 2019 was also 8%, and as of September 30, 2019 was 9%.

The $2,715 decrease in total liabilities and equity (same as total assets) was primarily due to a $2,677 September 30, 2020 ending decrease in stockholders’ equity compared to December 31, 2019. Stockholders’ equity was reduced during 9M 2020 by $10,074 from share repurchases and dividends paid to stockholders, offset by $7,386 net profit accumulated during 9M 2020.

l)Management's Outlook

As outlined in its December 31, 2019 SEC 10-K report, UTMD’s general plan for 2020 was to

1)  exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;

2)  focus on effective direct marketing of the benefits of the Filshie Clip System in the U.S;

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

Although not on its plan relative to specific financial numbers due to the COVID-19 pandemic, the Company continues to effectively execute its general plan outlined above.

m)Accounting Policy Changes

None

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8529, .8907 and .9169 EUR per USD as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively.  Exchange rates were .7741, .7537 and .8129 GBP per USD as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively.  Exchange rates were 1.3964, 1.4226 and 1.4823 AUD per USD on September 30, 2020, December 31, 2019, and September 30, 2019, respectively.  Exchange rates were 1.3323, 1.2962, and 1.3242 CAD per USD on September 30, 2020, December 31, 2019, and September 30, 2019, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Legislative or executive order healthcare reform in the United States, particularly as suggested by leading candidates in a presidential election year, have the potential to render the U.S. medical device marketplace unpredictable. A fully government-run healthcare system would likely eliminate healthcare consumer choice as well as commercial incentives for innovation.  Government-mandated shutdowns of “nonessential” medical procedures with the intent of protecting the public from a virus have the potential to substantially reduce demand for UTMD’s medical devices.

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

The dominance of Group Purchasing Organizations (GPOs) adds non-productive costs, typically weakens the Company’s marketing and sales efforts and may result in lower revenues:

GPOs, theoretically acting as bargaining agents for member hospitals, but actually collecting revenues from the companies that they are negotiating with, have made a concerted effort to turn medical devices that convey special patient safety advantages and better health outcomes, like UTMD’s, into undifferentiated commodities. GPOs have been granted an antitrust exemption by the U.S. Congress. Their business model based on “kickbacks” would be a violation of law in any other industry. These bureaucratic entities do not recognize or understand the overall cost of care as it relates to safety and effectiveness of devices, and they create a substantial administrative burden that is primarily driven by collection of administrative fees.

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

The Company’s reliance on third party distributors in some markets may result in less predictable revenues:

UTMD’s distributors have varying expertise in marketing and distributing specialty medical devices.  They also sell other devices that may result in less focus on the Company’s products.  In some countries, notably China, Pakistan and India not subject to similarly rigorous standards, a distributor of UTMD’s products may eventually become a competitor with a cheaper but lower quality version of UTMD’s devices.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During 9M 2020, UTMD purchased 87,000 of its shares in the open market for $6,977 including commissions and fees. During 9M 2019 UTMD purchased 5,000 of its shares in the open market for $398 including commissions and fees.

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        11/6/20                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        11/6/20                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer