Form 10-Q/A
period 2020-09-30
UTAH MEDICAL PRODUCTS INC
filed 2020-11-09
CIK 706698

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

Explanatory Note

Utah Medical Products, Inc. (the “Company,” “we”, “us”, “our”) is filing this amendment (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“the Commission”) on November 6, 2020, solely to correct time period Extensible Business Reporting Language (XBRL) formatting errors in the Inventories table within Note 3, to the Allocated Share Based Compensation Expense within Note 4, to the purchase price and to the remaining years of life being straight-line amortized on the exclusive U.S. distribution rights for the Filshie Clip System purchased from CooperSurgical, Inc. (CSI) within Note 8 of the Notes to Consolidated Condensed Financial Statements. The time period XBRL formatting in the Inventories table within Note 3 is corrected to Sep. 30, 2020 instead of Sep. 30, 2019 and Dec. 31, 2019 instead of Dec. 31, 2018. The time period XBRL formatting to the Allocated Share Based Compensation Expense within Note 4 is corrected to Three Months Ended Sep. 30, 2020 and Three Months Ended Sep. 30, 2019 instead of Three Months Ended Sep. 30, 2019 and Three Months Ended Sep. 30, 2018, and Nine Months Ended Sep. 30, 2020 and Nine Months Ended Sep. 30, 2019 instead of Nine Months Ended Sep. 30, 2019 and Nine Months Ended Sep. 30, 2018. The time period XBRL formatting to the purchase price on the exclusive U.S. distribution rights for the Filshie Clip System purchased from CooperSurgical, Inc. (CSI) within Note 8 is corrected to Three Months Ended Mar. 31, 2019 instead of Nine Months Ended Sep. 30, 2019. The time period XBRL formatting to the remaining years of life being straight-line amortized on the exclusive U.S. distribution rights for the Filshie Clip System purchased from CooperSurgical, Inc. (CSI) within Note 8 is corrected to Sep. 30, 2020 instead of Nine Months Ended Sep. 30, 2019. In connection with the filing of this Form 10-Q/A and pursuant to the rules of the Commission, we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 and the financial statements and notes formatted in XBRL in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our original Quarterly Report on Form 10-Q filed on November 6, 2020.

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

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        11/9/20                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        11/9/20                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer