Form 10-Q
period 2021-03-31
UTAH MEDICAL PRODUCTS INC
filed 2021-05-11
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 10, 2021: 3,645,798.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2021 AND DECEMBER 31, 2020
(in thousands)
	(unaudited)	(audited)
	MARCH 31, 2021	DECEMBER 31, 2020
ASSETS
Current assets:
Cash & Investments	$ 56,033	$ 51,590
Accounts & other receivables, net	4,157	4,104
Inventories	5,975	6,222
Other current assets	451	346
Total current assets	66,616	62,262
Property and equipment, net	10,721	10,949
Operating Lease – Right of Use Assets, net	366	377
Goodwill	14,232	14,164
Other intangible assets	56,490	56,159
Other intangible assets - accumulated amortization	(34,037)	(32,166)
Other intangible assets, net	22,453	23,993
Total assets	$ 114,388	$ 111,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 839	$ 788
Accrued expenses	3,728	3,003
Total current liabilities	4,567	3,791
Deferred tax liability – Femcare IIA	1,995	1,995
Other long term liabilities	2,068	2,151
Operating lease liability	329	335
Deferred income taxes	546	651
Total liabilities	9,505	8,923

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued and outstanding - March 31, 2021, 3,646 shares and December 31, 2020, 3,643 shares	36	36
Accumulated other comprehensive loss	(8,335)	(8,281)
Additional paid-in capital	245	115
Retained earnings	112,937	110,952
Total stockholders' equity	104,883	102,822

Total liabilities and stockholders' equity	$ 114,388	$ 111,745

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020
(in thousands, except per share amounts - unaudited)
	THREE MONTHS ENDED MARCH 31,
	2021	2020
Sales, net	$ 10,964	$ 10,902

Cost of goods sold	4,017	4,066
Gross profit	6,947	6,836

Operating expense
Selling, general and administrative	2,929	2,838
Research & development	130	135
Total operating expenses	3,059	2,973
Operating income	3,888	3,863

Other income	10	125
Income before provision for income taxes	3,898	3,988

Provision for income taxes	874	848
Net income	$ 3,024	$ 3,140

Earnings per common share (basic)	$ 0.83	$ 0.85

Earnings per common share (diluted)	$ 0.83	$ 0.84

Shares outstanding (basic)	3,644	3,707

Shares outstanding (diluted)	3,655	3,724

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ (54)	$ (2,449)
Total comprehensive income	$ 2,970	$ 691

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020
(in thousands - unaudited)
	THREE MONTHS ENDED MARCH 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,024	$ 3,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	163	175
Amortization	1,664	1,630
Provision for (recovery of) losses on accounts receivable	2	(14)
Amortization of Right of Use Assets	10	9
Deferred income taxes	(208)	(97)
Stock-based compensation expense	41	23
Tax benefit attributable to exercise of stock options	5	3
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(71)	261
Inventories	207	158
Prepaid expenses and other current assets	(109)	(12)
Accounts payable	51	(31)
Accrued expenses	754	429
Total adjustments	2,509	2,534
Net cash provided by operating activities	5,533	5,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(10)	(454)
Net cash used in investing activities	(10)	(454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	89	48
Common stock purchased and retired	-	(6,426)
Payment of dividends	(1,038)	(1,042)
Net cash used in financing activities	(949)	(7,420)

Effect of exchange rate changes on cash	(131)	(974)
Net increase (decrease) in cash and cash equivalents	4,443	(3,174)
Cash at beginning of period	51,590	42,787
Cash at end of period	$ 56,033	$ 39,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 153	$ 285
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020
(in thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2020	3,643	$ 36	$ 115	$ (8,281)	$ 110,952	$ 102,822
Shares issued upon exercise of employee stock options for cash	3	-	89	-	-	89
Stock option compensation expense	-	-	41	-	-	41
Foreign currency translation adjustment	-	-	-	(54)	-	(54)
Common stock dividends	-	-	-	-	(1,039)	(1,039)
Net income	-	-	-	-	3,024	3,024
Balance at March 31, 2021	3,646	$ 36	$ 245	$ (8,335)	$ 112,937	$ 104,883

Balance at December 31, 2019	3,722	$ 37	$ 18	$ (9,783)	$ 110,820	$ 101,092
Shares issued upon exercise of employee stock options for cash	1	-	48	-	-	48
Stock option compensation expense	-	-	23	-	-	23
Common stock purchased and retired	(80)	(1)	(89)	-	(6,336)	(6,426)
Foreign currency translation adjustment	-	-	-	(2,449)	-	(2,449)
Common stock dividends	-	-	-	-	(1,042)	(1,042)
Net income	-	-	-	-	3,140	3,140
Balance at March 31, 2020	3,643	$ 36	$ -	$ (12,232)	$ 106,582	$ 94,386

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1) The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2020.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

(2) Recent Accounting Standards.

The Company has determined that recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

(3) Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Finished goods	$1,361	$1,363
Work-in-process	1,172	1,375
Raw materials	3,442	3,484
Total	$5,975	$6,222

(4) Stock-Based Compensation. At March 31, 2021, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2021 and 2020, the Company recognized $41and $23, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2020, or March 31, 2021.

(6)  1Q 2021 global revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$904	$114	$1,018
Gynecology/Electrosurgery/Urology	2,614	2,513	5,127
Neonatal	1,173	414	1,587
Blood Pressure Monitoring and Accessories	2,092	1,140	3,232
Total	$6,783	$4,181	$10,964

(7) Leases

UTMD has operating leases for a portion of its parking lot at its Midvale facility and an automobile at its Ireland facility.  The remaining lease term on the parking lot is 10 years and on the automobile it is 1 year.  There are no options to extend or terminate the leases.  UTMD has no other leases yet to commence.  As neither lease contains implicit rates, UTMD’s incremental borrowing rate, based on information available at adoption date, was used to determine the present value of the leases.

The components of lease cost were as follows:	Three Months Ended March 31, 2021
Operating Lease Cost (in thousands)	$15
Right-of-Use Assets in exchange for new operating lease obligations	$0

Other Information	Three Months Ended March 31, 2021
Weighted Average Remaining Lease Term – Operating Leases	10 years
Weighted Average Discount Rate – Operating Leases	5.4%

Operating lease liabilities/ payments	(in thousands)
Operating lease payments, 2021	$60
Operating lease payments, 2022	$45
Operating lease payments, 2023	$45
Operating lease payments, 2024	$45
Operating lease payments, 2025	$45
Thereafter	$254

Reconciliation of operating lease liabilities/ payments to operating lease liabilities	(in thousands)
Total operating lease liabilities/ payments	$481
Operating lease liabilities – current (included in Accrued Expenses)	$37
Operating lease liabilities – long term	$329
Present value adjustment	$115

Maturities of lease liabilities were as follows:	(in thousands)
Year ending December 31,
2021	$41
2022	$27
2023	$29
2024	$30
2025	$32
Thereafter	$218

(8) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie® Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019. The $21,000 purchase price represents an identifiable intangible asset which is being straight-line amortized and recognized as part of G&A expenses over the now 2.58 year remaining life of the prior CSI agreement with Femcare.

(9) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of first quarter 2021.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended
	March 31,
	2021	2020
Numerator
Net income	3,024	3,140

Denominator
Weighted average shares, basic	3,644	3,707
Dilutive effect of stock options	11	17
Diluted shares	3,655	3,724

Earnings per share, basic	0.83	0.85
Earnings per share, diluted	0.83	0.84

(10) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2020 provided a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in the first quarter (1Q) of 2021 compared to 1Q 2020 were as follows:

	1Q 2021	1Q 2020	change
Net Sales	$ 10,964	$ 10,902	+0.6%
Gross Profit	6,947	6,836	+1.6%
Operating Income	3,887	3,863	+0.6%
Income Before Tax	3,898	3,988	(2.3%)
Net Income	3,024	3,140	(3.7%)
Earnings per Share	$ 0.827	$ 0.843	(1.9%)

Profit margins in 1Q 2021 compared to 1Q 2020 follow:

	1Q 2021 (JAN – MAR)	1Q 2020 (JAN – MAR)
Gross Profit Margin (Gross Profit/ sales):	63.4%	62.7%
Operating Income Margin (Operating Income/ sales):	35.5%	35.4%
EBT Margin (Profits before Income Taxes/ sales):	35.6%	36.6%
Net Income Margin (Profit after Taxes/ sales):	27.6%	28.8%

Despite very weak demand for UTMD’s devices in January 2021 due to renewed lockdowns after steady improvements in medical device demand during 2020 following the second calendar quarter (2Q), first calendar quarter (1Q) 2021 sales, gross profits and operating profits were all higher for the full quarter compared to 1Q 2020.  Stockholders will remember that in 1Q 2020, the impact of restrictions imposed due to the corona virus pandemic began in March.  Because the negative impact on UTMD was at its worst in 2Q 2020, UTMD expects substantially better comparative results for 2Q 2021.

Sales invoiced in foreign currencies were helped by a weaker USD.  Despite the higher Operating Income, 1Q 2021 Income Before Tax (EBT) was lower as a result of much less non-operating income, i.e. less interest received on UTMD’s cash reserves. The Net Income comparison was lowered further by a higher estimated consolidated income tax provision rate, due to a greater share of EBT coming in higher-taxed sovereignties such as the U.S.  On the other hand, Earnings Per Share (EPS) were helped by UTMD share repurchases during 2020.

UTMD’s March 31, 2021 Balance Sheet, in the absence of debt, continued to strengthen. Ending Cash and Investments were $56.0 million on March 31, 2021 compared to $51.6 million on December 31, 2020, after paying $1.0 million in cash dividends to stockholders during 1Q 2021. Stockholders’ Equity increased $2.1 million in the three month period from December 31, 2020 despite the fact that dividends reduce Stockholders’ Equity.  Compared to March 31, 2020, cash increased $16.4 million and Stockholders’ Equity increased $10.5 million.

b)Revenues

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK, Canada, Australia and New Zealand, UTMD generally accepted orders directly from and shipped directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale during 1Q 2021. UTMD may have separate discounted pricing agreements with a specific clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made. For existing customers, past actual shipment volumes typically determine the fixed price by part number for the next agreement period of one year. For new customers, the customer’s best estimate of volume is usually accepted by UTMD for determining the ensuing fixed prices for the agreement period. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure that the selling price is fixed prior to the acceptance of a specific customer order.

Total consolidated 1Q 2021 worldwide (WW) UTMD sales were $62 (+0.6%) higher than in 1Q 2020. Constant currency sales were $189 (1.7%) lower. “Constant currency” sales means exchanging foreign currency sales into USD-denominated sales at the same FX rate as was in the previous period of time being compared. U.S. domestic sales were 5% higher and outside the U.S. (OUS) sales were 6% lower.

Domestic U.S. sales in 1Q 2021 were $6,783 compared to $6,443 in 1Q 2020.  Domestic sales are invoiced in USD and not subject to FX rate fluctuations. The components of domestic sales include 1) “direct other device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie device sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “direct Filshie device sales”. UTMD separates Filshie device sales from other medical device sales direct to medical facilities because of their significance, and the acquisition history. Direct other device sales, representing 50% of total domestic sales, were $26 (+1%) higher in 1Q 2021 than in 1Q 2020. OEM sales, representing 28% of total domestic sales, were $520 (+38%) higher. Direct Filshie device sales were $206 (12%) lower in 1Q 2021 compared to 1Q 2020 due to a significant response in January to an upsurge in U.S. reported COVID-19 infections. In January 2021, Filshie device sales were the lowest one month of sales since May 2020, which was the second lowest month (after April 2020) during the 2020 pandemic. In the very short most recent time period of the first half of April 2021, incoming U.S. domestic medical facility orders for  Filshie devices were already greater than in the entire month of April 2020.  Other UTMD gynecology/ electrosurgery/ urology devices were also considered “elective” during the early phases of the pandemic, and have shown similar recent results.

U.S. OEM sales were 38% higher at $1,904 in 1Q 2021 compared to $1,384 in 1Q 2020.  OEM sales depend not only on the success of other companies, but also on UTMD’s manufacturing capacity.  As part of UTMD’s corporate strategy, the company does not seek to grow its business by OEM sales, which on their own have a lower profit margin (GPM) and do not provide long term intangible value for UTMD stockholders. The benefit of OEM sales for UTMD is to “back-fill” preexisting manufacturing capabilities and capacities with work to smooth production, better absorb UTMD’s critical mass of overhead resources and maximize UTMD’s GP margin. In 2021, OEM sales are constrained more by the tight market for production labor in Utah, and the time it takes to fully train operators, than by demand.

OUS sales in 1Q 2021 were 6% lower at $4,181 compared to $4,459 in 1Q 2020. The decline in USD-denominated OUS sales is understated as a result of a weaker USD which added $251 to OUS sales that were invoiced in GBP, EUR, AUD and CAD foreign currencies (in constant currency terms).  FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1Q 2021 and 1Q 2020 for revenue purposes follow:

	1Q 2021	1Q 2020	Change
GBP	1.379	1.283	+7.4%
EUR	1.203	1.108	+8.6%
AUD	0.773	0.655	+17.9%
CAD	0.790	0.750	+5.4%

The weighted average favorable impact on foreign currency OUS sales was 9.0%, increasing reported USD sales by $251 relative to the same foreign currency sales in 1Q 2020.  In constant currency terms, OUS sales in 1Q 2021 were 11.9% lower than in 1Q 2020.  This was because medical device sales OUS, particularly in Europe, have not recovered from pandemic-related restrictions as well as domestically. The portion of OUS sales invoiced in foreign currencies in USD terms were 28% of total consolidated 1Q 2021 sales compared to 26% in 1Q 2020.

OUS sales invoiced in foreign currencies are due to direct end-user sales in Ireland, the UK, France, Canada, Australia and New Zealand, and to shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland or the UK.  Export sales from the U.S. to OUS distributors are invoiced in USD.  Direct to end-user OUS sales in USD terms were 15% lower in Ireland, 22% lower in Canada, 7% lower in France and 49% lower in the UK.  Direct to end-user sales in Australia, which included New Zealand in 1Q 2021 but not in 1Q 2020, were 2% higher. Sales to OUS distributors were 9% higher in 1Q 2021 than in 1Q 2020, primarily because sales to UTMD’s China distributor of blood pressure monitoring (BPM) devices were 110% higher and Filshie device sales to OUS distributors were 11% higher.

The following table provides USD consolidated sales amounts divided into general product categories for total WW sales and the subset of OUS sales:

WW revenues (USD) by product category:

	1Q 2021%		1Q 2020%
Obstetrics	$ 1,018	9	$ 1,158	11
Gynecology/ Electrosurgery/ Urology	5,127	47	5,892	54
Neonatal	1,587	15	1,584	14
Blood Pressure Monitoring and Accessories*	3,232	29	2,268	21
Total:	$ 10,964	100	$ 10,902	100

OUS revenues (USD) by product category:

	1Q 2021%		1Q 2020%
Obstetrics	$ 114	3	$ 249	6
Gynecology/ Electrosurgery/ Urology	2,513	60	3,075	69
Neonatal	414	10	443	10
Blood Pressure Monitoring and Accessories*	1,140	27	692	15
Total:	$ 4,181	100	$ 4,459	100

*includes molded components sold to OEM customers.

Recognizing the current high level of uncertainty, management expects 2Q 2021 consolidated revenues may be 25% higher than in 2Q 2020, leading to perhaps 8% higher sales for the year 2021. What actually happens depends in large part not only on when governments allow hospitals to once again conduct so-called elective procedures, but also on when patients again feel confident in going to the hospital.

c)Gross Profit

Gross Profit results from subtracting the costs of manufacturing and shipping products to customers. UTMD’s consolidated Gross Profit was $110 (1.6%) higher in 1Q 2021 than in 1Q 2020 as a result of slightly higher sales and an expansion in consolidated Gross Profit Margin (GPM), which is consolidated Gross Profit divided by consolidated WW Revenues.  The higher GPM was not achieved because of a change in “product mix” favoring more profitable devices, or higher customer prices. Higher than average margin WW sales of Filshie devices in 1Q 2021, still constrained by government COVID-19 restrictions, were 16% lower than in 1Q 2020. Lower than average margin OEM sales were 38% higher. UTMD’s price increases since 1Q 2020 have been much more modest than the inflation experienced in raw material costs. Manufacturing overhead expenses increased more than sales as well, due in part to a stronger EUR for converting Ireland manufacturing expenses to USD and continued increases in the cost of complying with regulatory requirements. Incoming freight costs, captured as part of manufacturing overhead expenses, increased substantially. In summary, the GPM improvement resulted from greater direct labor productivity, despite continued pandemic restrictions such as wearing personal protective gear and maintaining hygiene procedures which reduce productivity. It appears that the 15-year average tenure of UTMD’s experienced manufacturing personnel continues to be a key to UTMD’s success. Employees in manufacturing operations throughout the pandemic have been diligent and committed to work.

d)Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit. Operating Expenses, comprised of General and Administrative (G&A) expenses, Sales and Marketing (S&M) expenses and Product Development (R&D) expenses, were $3,059 in 1Q 2021 (27.9% of sales) compared to $2,973 in 1Q 2020 (27.3% of sales). Ignoring the Femcare (USD) identifiable intangible asset (IIA) amortization non-cash expense which was $38 higher than in 1Q 2020 due to a stronger GBP, and setting aside the same CSI IIA non-cash amortization expense in both periods, Operating Expenses were $1,404 (12.8% of sales) in 1Q 2021, and  $1,356 (12.4% of sales) in 1Q 2020.  A weaker USD, in contrast to helping performance by increasing sales, in this instance hurt performance by increasing OUS Operating Expenses in USD terms by $35, accounting for 73% of the Operating Expense increase.

Consolidated G&A expenses were $2,545 (23.2% of sales) in 1Q 2021 compared to $2,419 (22.2% of sales) in 1Q 2020. The G&A expenses in 1Q 2021 included $550 (5.0% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which were $512 (4.7% of sales) in 1Q 2020.  The higher USD amortization expense was the result of the weaker USD, as the Femcare amortization expense in GBP was £399 in both periods. In addition, both 1Q 2021 and 1Q 2020 G&A expenses included $1,105 (10.1% of sales) IIA amortization expense resulting from the purchase of the CSI remaining U.S. exclusive Filshie distribution rights.  Excluding both Filshie-related non-cash IIA amortization expenses, G&A expenses were $890 (8.1% of sales) in 1Q 2021 compared to $802 (7.4% of sales) in 1Q 2020.  The change in FX rates increased 1Q 2021 OUS G&A expenses excluding IIA amortization expense by $27. The $61 higher 1Q 2021 constant currency G&A expenses were due primarily to higher G&A salaries and accrued bonuses, plus an $18 higher stock option expense.

S&M expenses were $384 (3.5% of sales) in 1Q 2021 compared to $419 (3.8% of sales) in 1Q 2020.  The change in FX rates increased 1Q 2021 OUS S&M expenses by $8. The $43 lower 1Q 2021 constant currency S&M expenses were due primarily to a reduction of outside sales representatives in the UK.

R&D expenses in 1Q 2021 were $130 (1.2% of sales) compared to $135 (1.2% of sales) in 1Q 2020. Since almost all R&D is being carried out in the U.S., there was negligible FX rate impact.

Summary comparison of (USD) consolidated Operating Expenses:

	1Q 2021	1Q 2020
S&M Expense	$ 384	$ 419
R&D Expense	130	135
G&A Expense:
CSI IIA amortization	1,105	1,105
Femcare IIA amortization	550	512
All Other G&A Expenses	890	802
Total Operating Expenses:	$ 3,059	$ 2,973

In summary, after subtracting the higher Operating Expenses from higher Gross Profit, Operating Income in 1Q 2021 was $3,887 (35.5% of sales) compared to $3,863 (35.4% of sales) in 1Q 2020.

e)Non-operating expense/ Non-operating income

Net non-operating expense, or net non-operating income, results from the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income and royalties received from licensing the Company’s technology.  Net non-operating income in 1Q 2021 was $11 compared to $125 in 1Q 2020.  Despite higher cash balances in 1Q 2021 compared to 1Q 2020, UTMD received $60 less in interest income.  In addition, instead of a gain of $44 at the end of 1Q 2020 from remeasurement of foreign currency bank balances, UTMD realized a $10 loss at the end of 1Q 2021.

f)Income Before Income Taxes (EBT)

EBT results from subtracting net non-operating expense or adding net non-operating income from or to, as applicable, Operating Income.  Consolidated 1Q 2021 EBT was $3,898 (35.6% of sales) compared to $3,988 (36.6% of sales) in 1Q 2020.  The $90 (2.3%) lower 1Q 2021 EBT compared to 1Q 2020 was due to $114 lower net non-operating income from less interest received on cash balances and a difference in the remeasurement of foreign currency bank balances.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments.  Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2021 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated EBITDA”) was $5,776 compared to $5,772 in 1Q 2020.  UTMD’s adjusted consolidated EBITDA as a percentage of sales was 52.7% in 1Q 2021 compared to 52.9% in 1Q 2020.  Management believes that this operating metric provides meaningful supplemental information to both management and investors and confirms UTMD’s continued excellent financial operating performance.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	1Q 2021	1Q 2020
EBT	$ 3,898	$ 3,988
Depreciation Expense	163	175
Femcare IIA Amortization Expense	550	512
CSI IIA Amortization Expense	1,105	1,105
Other Non-Cash Amortization Expense	9	13
Stock Option Compensation Expense	41	23
Interest Expense	-	-
Remeasured Foreign Currency Balances	10	(44)
UTMD non-US GAAP EBITDA:	$ 5,776	$ 5,772

g)Net Income

Net Income in 1Q 2021 was $3,024 (27.6% of sales), which was $116 (3.7%) lower than 1Q 2020 NI of $3,140 (28.8% of sales). The lower NI was due to the lower NOI and a higher estimated consolidated income tax provision rate. The average consolidated income tax provisions (as a percent of EBT) in 1Q 2021 and 1Q 2020 were 22.4% and 21.3%, respectively. The impact of the higher income tax provision rate for 1Q 2021 was $45 lower NI. The higher consolidated tax provision rate resulted from a shift in taxable income among U.S. and foreign subsidiaries with differing income tax rates. The basic rates in each of the sovereignties were the same as in the prior year.

h)  Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the weighted average number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS in 1Q 2021 were $0.827 compared to $0.843 in 1Q 2020. EPS were just 1.9% lower than in 1Q 2020, in contrast to NI being 3.7% lower, due to fewer diluted shares outstanding.  Diluted shares were 3,655,256 in 1Q 2021 compared to 3,724,156 in 1Q 2020.  The lower diluted shares in 1Q 2021 were the result of 87,000 shares repurchased during 2020, offset by employee option exercises, a new employee option award of 26,300 shares in late March 2020 offset by a lower dilution factor for unexercised options. The full EPS benefit of 2020 share repurchases will be felt as NI increases during the remainder of 2021.

The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options. Outstanding shares at the end of 1Q 2021 were 3,645,760 compared to 3,643,035 at the end of calendar year 2020. The difference was due to 2,725 shares in employee option exercises during 1Q 2021. For comparison, outstanding shares were 3,642,431 at the end of 1Q 2020. The total number of outstanding unexercised employee and outside director options at March 31, 2021 was 65,711 at an average exercise price of $68.58, including shares awarded but not yet vested.  This compares to 77,315 unexercised option shares at the end of 1Q 2020 at an average exercise price of $64.71/ share, including shares awarded but not vested.

The number of shares added as a dilution factor in 1Q 2021 was 11,168 compared to 17,313 in 1Q 2020. In March 2020, 26,300 option shares were awarded to 48 employees at an exercise price of $77.05 per share. No options have been awarded to date in 2021. UTMD paid $1,038 ($0.285/share) in dividends to stockholders in 1Q 2021 compared to $1,042 ($0.280/ share) paid in 1Q 2020. Dividends paid to stockholders during 1Q 2021 were 34% of NI.

In March 2020, UTMD repurchased 80,000 of its shares in the open market at $80.32/ share. In September 2020, UTMD repurchased 7,000 shares at $78.67/ share. No shares have been repurchased to date in 2021. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders. UTMD’s closing share price at the end of 1Q 2021 was $86.60, up 3% from the $84.30 closing price at the end of 2020.  The closing share price at the end of 1Q 2020 was $94.05.

i) Return on Equity (ROE)

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated Stockholders’ Equity for the applicable time period.  Annualized ROE (before stockholder dividends) in 1Q 2021 was 12% and in 1Q 2020 was 13%.  The lower ROE in 1Q 2021 was primarily due to 6% higher average Stockholders’ Equity. Targeting a high ROE of 20% remains a key financial objective for UTMD management.  ROE can be increased by increasing Net Income, and/or by reducing Stockholders’ Equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $5,533 in 1Q 2021 compared to $5,674 in 1Q 2020.  Net Income provided $116 less to cash in 1Q 2021 than in 1Q 2020.  Other differences in cash provided during the two periods were a $325 higher increase in accrued expenses, a $49 greater reduction in inventories and a $51 increase in accounts payable (A/P) compared to a $31 A/P decrease in 1Q 2020, offset by $111 lower deferred income taxes and a $67 increase in accounts receivable (A/R) compared to a $231 A/R decrease in 1Q 2020.

Capital expenditures for property and equipment (PP&E) were $10 in 1Q 2021 compared to $454 in 1Q 2020 when UTMD had invested in a state-of-art testing machine for its specialized pressure transducers for its bio-pharmaceutical OEM customer, and a new molding machine for increased capacity.  During the remainder of 2021, UTMD intends to duplicate the testing machine for its Ireland manufacturing facility and make additional investments in increasing capacity for the same OEM customer.  Depreciation of PP&E was $163 in 1Q 2021 compared to $175 in 1Q 2020.

Cash dividends paid to stockholders in 1Q 2021 were $1,038 compared to $1,042 in 1Q 2020.  Dividends were lower despite being about 2% higher per share as a result of share repurchases.

In 1Q 2021, UTMD received $89 and issued 2,725 shares of its stock upon the exercise of employee stock options.  Option exercises in 1Q 2021 were at an average price of $32.59 per share.  In comparison, in 1Q 2020 UTMD received $47 and issued 674 shares of its stock upon the exercise of employee stock options.  Option exercises in 1Q 2020 were at an average price of $70.47 per share.

Management believes that current cash balances, income from operations and effective management of working capital will provide the liquidity needed to survive the negative economic effects of government responses to the COVID-19 pandemic. As it did in 2020, during the remainder of 2021 the Company may utilize cash not needed to support normal operations in one or a combination of the following: 1) in general, to continue to invest at an opportune time in ways that will enhance future profitability; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

k)Assets and Liabilities

UTMD’s March 31, 2021 Balance Sheet, in the absence of debt, continued to strengthen.

March 31, 2021 total consolidated assets increased $2,643 from December 31, 2020 to $114,388. The increase was due to a $4,442 increase in cash and investments, offset by an $89 decrease in current assets other than cash, $239 lower net fixed assets (property, plant and equipment) and $1,471 lower net intangible assets.

The increase in cash was due to cash generated from operations less $1.0 million payment of cash dividends to stockholders, plus some changes in working capital.  Current assets as a whole increased $4,353 while current liabilities as a whole increased $777, yielding a $3,577 increase in working capital to $62,048.  The decrease in current assets other than cash resulted primarily from a $247 decrease in consolidated inventories. Average inventory turns improved to 2.6 in 1Q 2021 compared to 2.5 for the 2020 year.  Accounts receivable increased $53 due to slightly higher sales and the average age of trade receivables at 34 days from date of invoice at March 31, 2021 compared to 31 days at December 31, 2020.  Despite the working capital increase, UTMD’s 16.4 current ratio at December 31, 2020 declined to 14.6 at March 31, 2021 primarily due to a higher percentage increase in accrued liabilities than the increase in cash.

Lower net fixed assets resulted from $10 in capital expenditures, $163 in depreciation and the impact of the period-to-period foreign currency exchange (FX) rates for assets OUS.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2021 and the end of 2020 follow:

	3-31-21	12-31-20	Change
GBP	1.380	1.366	1.0%
EUR	1.174	1.223	(4.0%)
AUD	0.761	0.771	(1.2%)
CAD	0.795	0.784	1.5%

At March 31, 2021, net Intangible Assets decreased to 32.1% of total consolidated assets from 34.1% on December 31, 2020 because of the 1Q 2021 $1,664 amortization of identifiable intangibles offset by the impact of the higher FX rate for GBP intangible assets in the UK.

Current liabilities increased $777 primarily as a result of a $725 increase in accrued liabilities due to a $1,036 increase in accrued income taxes.  Long term liabilities declined $195 to $4,938 primarily as a result of $105 lower deferred revenue and income taxes, and an $83 decline in the deferred tax liability for the Femcare Ltd GBP IIA to $2,068 at March 31, 2021 compared to $9,084 on the date of the 2011 acquisition.  Reduction of the deferred tax liability occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare Ltd IIA. UTMD’s total debt ratio (total liabilities/total assets) as of March 31, 2021 was 8.3% compared to 8.0% as of December 31, 2020.

l)Management's Outlook

Because of the negative COVID-19 impact on financial results which began in March 2020, UTMD expects that, in the remaining nine months of 2021, comparative results will be substantially better.  In any event, UTMD’s operating plan for 2021 remains to

1)exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;

2)focus on effectively direct marketing  the benefits of the Filshie Clip System in the U.S.;

3)introduce additional products helpful to clinicians through internal new product development;

4)continue to achieve profitable overall financial operating performance and a stable working environment for employees;

5)utilize positive cash generation to continue providing cash dividends to stockholders and make open market share repurchases if/when the UTMD share price seems undervalued; and

6)be vigilant for accretive acquisition opportunities which may be brought about by the current challenging economic environment on companies with more limited resources.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8515, .8178 and .9071 EUR per USD as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.  Exchange rates were .7247, .7319, and .8029 GBP per USD as of March 31, 2021, December 31, 2020 and March 31, 2020, respectively.  Exchange rates were 1.3135, 1.2974 and 1.6285 AUD per USD on March 31, 2021, December 31, 2020 and March 31, 2020, respectively.  Exchange rates were 1.2571, 1.2754, and 1.4118 CAD per USD on March 31, 2021, December 31, 2020, and March 31, 2020 respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2021. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be a party from time to time in litigation incidental to its business.  Presently, there is no litigation for which the Company believes the outcome may be material to its financial results.

Item 1A. Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

The corona virus pandemic could potentially disrupt UTMD’s supply chain or interfere with normal business operations due to the loss of employee availability.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 1Q 2021.  During 1Q 2020, UTMD purchased 80,000 of its shares in the open market for $6,426 including commissions and fees ($80.32/ share).

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        5/10/21                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        5/10/21                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer