Form 10-Q
period 2021-06-30
UTAH MEDICAL PRODUCTS INC
filed 2021-08-06
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 5, 2021: 3,646,611.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2021 AND DECEMBER 31, 2020
(in thousands)
	(unaudited)	(audited)
	JUNE 30, 2021	DECEMBER 31, 2020
ASSETS
Current assets:
Cash & Investments	$ 59,506	$ 51,590
Accounts & other receivables, net	4,606	4,104
Inventories	6,118	6,222
Other current assets	357	346
Total current assets	70,587	62,262
Property and equipment, net	10,812	10,949
Operating lease – right-of-use assets, net	356	377
Goodwill	14,236	14,164
Other intangible assets	56,510	56,159
Other intangible assets - accumulated amortization	(35,707)	(32,166)
Other intangible assets, net	20,803	23,993
Total assets	$ 116,794	$ 111,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,186	$ 788
Accrued expenses	3,245	3,003
Total current liabilities	4,431	3,791
Deferred tax liability – Femcare IIA	2,355	2,151
Other long term liabilities	1,835	1,995
Operating lease liability	322	335
Deferred income taxes	486	651
Total liabilities	9,429	8,923

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued - June 30, 2021, 3,646 shares and December 31, 2020, 3,643 shares	36	36
Accumulated other comprehensive loss	(8,286)	(8,281)
Additional paid-in capital	289	115
Retained earnings	115,326	110,952
Total stockholders' equity	107,365	102,822

Total liabilities and stockholders' equity	$ 116,794	$ 111,745

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Sales, net	$ 12,604	$ 8,787	$ 23,568	$ 19,689

Cost of goods sold	4,819	3,837	8,836	7,903
Gross profit	7,785	4,950	14,732	11,786

Operating expense
Selling, general and administrative	2,892	2,857	5,821	5,696
Research & development	128	116	259	250
Total operating expenses	3,020	2,973	6,080	5,946
Operating income	4,765	1,977	8,652	5,840

Other income	60	-	71	125
Income before provision for income taxes	4,825	1,977	8,723	5,965

Provision for income taxes	1,399	664	2,273	1,513
Net income	$ 3,426	$ 1,313	$ 6,450	$ 4,452

Earnings per common share (basic)	$ 0.94	$ 0.36	$ 1.77	$ 1.21

Earnings per common share (diluted)	$ 0.94	$ 0.36	$ 1.76	$ 1.21

Shares outstanding - basic	3,646	3,643	3,645	3,675

Shares outstanding - diluted	3,655	3,659	3,656	3,690

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ 49	$ 522	$ (5)	$ (1,927)
Total comprehensive income	$ 3,475	$ 1,835	$ 6,445	$ 2,525

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020
(in thousands - unaudited)
	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,450	$ 4,452
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	325	335
Amortization	3,335	3,242
Provision for (recovery of) losses on accounts receivable	8	(14)
Amortization of Right-of-Use Assets	21	19
Deferred income taxes	22	51
Stock-based compensation expense	82	72
Tax benefit attributable to exercise of stock options	5	7
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(517)	903
Inventories	75	387
Prepaid expenses and other current assets	(14)	40
Accounts payable	399	(528)
Accrued expenses	34	385
Total adjustments	3,775	4,899
Net cash provided by operating activities	10,225	9,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(222)	(711)
Intangible assets	-	-
Net cash used in investing activities	(222)	(711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	92	79
Common stock purchased and retired	-	(6,426)
Payment of dividends	(2,077)	(2,077)
Net cash used in financing activities	(1,985)	(8,424)

Effect of exchange rate changes on cash	(102)	(651)
Net increase/(decrease) in cash and cash equivalents	7,916	(435)
Cash at beginning of period	51,590	42,787
Cash at end of period	$ 59,506	$ 42,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 2,279	$ 786
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2020	3,643	$ 36	$ 115	$ (8,281)	$ 110,952	$ 102,822
Shares issued upon exercise of employee stock options for cash	3	-	89	-	-	89
Stock option compensation expense	-	-	41	-	-	41
Foreign currency translation adjustment	-	-	-	(54)	-	(54)
Common stock dividends	-	-	-	-	(1,039)	(1,039)
Net income	-	-	-	-	3,024	3,024
Balance at March 31, 2021	3,646	$ 36	$ 245	$ (8,335)	$ 112,937	$ 104,883
Shares issued upon exercise of employee stock options for cash	-	-	3	-	-	3
Stock option compensation expense	-	-	41	-	-	41
Foreign currency translation adjustment	-	-	-	49	-	49
Common stock dividends	-	-	-	-	(1,037)	(1,037)
Net income	-	-	-	-	3,426	3,426
Balance at June 30, 2021	3,646	$ 36	$ 289	$ (8,286)	$ 115,326	$ 107,365

Balance at December 31, 2019	3,722	$ 37	$ 18	$ (9,783)	$ 110,820	$ 101,092
Shares issued upon exercise of employee stock options for cash	1	-	48	-	-	48
Stock option compensation expense	-	-	23	-	-	23
Common stock purchased and retired	(80)	(1)	(89)	-	(6,336)	(6,426)
Foreign currency translation adjustment	-	-	-	(2,449)	-	(2,449)
Common stock dividends	-	-	-	-	(1,042)	(1,042)
Net income	-	-	-	-	3,140	3,140
Balance at March 31, 2020	3,643	$ 36	$ -	$ (12,232)	$ 106,582	$ 94,386
Shares issued upon exercise of employee stock options for cash	1	-	32	-	-	32
Stock option compensation expense	-	-	49	-	-	49
Foreign currency translation adjustment	-	-	-	522	-	522
Common stock dividends	-	-	-	-	(1,013)	(1,013)
Net income	-	-	-	-	1,313	1,313
Balance at June 30, 2020	3,643	$ 36	$ 80	$ (11,710)	$ 106,881	$ 95,287

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

(3) Inventories at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Finished goods	$1,088	$1,363
Work-in-process	1,263	1,375
Raw materials	3,767	3,484
Total	$6,118	$6,222

(4) Stock-Based Compensation. At June 30, 2021, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2021 and 2020, the Company recognized $41and $49, respectively, in stock based compensation cost.  In the six months ended June 30, 2021 and 2020, the Company recognized $82 and $72, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2020 or June 30, 2021.

(6) Global 2Q 2021 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$946	$213	$1,159
Gynecology/Electrosurgery/Urology	2,873	2,801	5,674
Neonatal	1,303	339	1,642
Blood Pressure Monitoring and Accessories	2,901	1,228	4,129
Total	$8,023	$4,581	$12,604

Global 1H 2021 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,850	$326	$2,176
Gynecology/Electrosurgery/Urology	5,486	5,316	10,802
Neonatal	2,476	753	3,229
Blood Pressure Monitoring and Accessories	4,993	2,368	7,361
Total	$14,805	$8,763	$23,568

(7)  Leases

UTMD has operating leases for a portion of its parking lot at its Midvale facility and an automobile at its Ireland facility.  The remaining lease term on the parking lot is 10 years and on the automobile is 6 months.  There are no options to extend or terminate the leases.  UTMD has no other leases yet to commence.  As neither lease contains implicit rates, UTMD’s incremental borrowing rate, based on information available at adoption date, was used to determine the present value of the leases.

The components of lease cost were as follows:	Three Months Ended June 30, 2021
Operating Lease Cost (in thousands)	$15
Right of Use Assets obtained in exchange for new operating lease Obligations	-

Other Information	As of June 30, 2021
Weighted Average Remaining Lease Term – Operating Leases	10 years
Weighted Average Discount Rate – Operating Leases	5.4%

Operating lease liabilities/ payments	(in thousands)
Operating lease payments, 2021	$60
Operating lease payments, 2022	$45
Operating lease payments, 2023	$45
Operating lease payments, 2024	$45
Operating lease payments, 2025	$45
Thereafter	$254

Reconciliation of operating lease liabilities/ payments to operating lease liabilities	(in thousands)
Total operating lease liabilities/ payments	$464
Operating lease liabilities – current (included in Accrued Expenses)	$34
Operating lease liabilities – long term	$322
Present value adjustment	$108

Maturities of lease liabilities were as follows:	(in thousands)
Year ending December 31,
2021	$41
2022	$27
2023	$29
2024	$30
2025	$32
Thereafter	$218

(8) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie® Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019. The $21,000 purchase price represented an identifiable intangible asset which is being straight-line amortized and recognized as part of G&A expenses over a remaining 2.33 year life as of June 30, 2021 of the prior CSI distribution agreement with Femcare.

(9) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock on June 30, 2021.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator
Net income	3,426	1,313	6,450	4,452

Denominator
Weighted average shares, basic	3,646	3,643	3,645	3,675
Dilutive effect of stock options	9	16	11	15
Diluted shares	3,655	3,659	3,656	3,690

Earnings per share, basic	0.94	0.36	1.77	1.21
Earnings per share, diluted	0.94	0.36	1.76	1.21

(10) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2020 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three or six month period in comparison with a previous three or six month period may not be indicative of comparative results for the year as a whole.  In the second quarter (2Q) of 2020, because of government mandates for hospitals to not perform certain “elective” procedures in order to theoretically preserve capacity for treating COVID-19 infected patients, the 2Q 2021 comparison with 2Q 2020 will not be indicative of comparative results for the year as a whole. Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)  Overview

As many of the gynecology devices provided by UTMD are used in “nonessential” or “elective” procedures, as medical procedures were classified during the COVID-19 pandemic, the Company’s financial performance, particularly during 2Q 2020, reflected a substantial negative change relative to 2019. On the other side of the coin, when sales recovered in 2Q and 1H 2021, financial performance reflected a significant positive change relative to the same periods in 2020.  Income statement results in 2Q and 1H 2021 compared to the same periods of 2020 were as follows:

	2Q 2021	2Q 2020	change	1H 2021	1H 2020	change
Net Sales	$ 12,604	$ 8,787	+43.4%	$ 23,568	$ 19,689	+19.7%
Gross Profit	7,785	4,950	57.3%	14,732	11,786	25.0%
Operating Income	4,765	1,977	141.0%	8,652	5,840	48.2%
Income Before Tax	4,825	1,977	144.0%	8,723	5,965	46.2%
Net Income (US GAAP)	3,426	1,313	161.0%	6,450	4,452	44.9%
Earnings per Diluted Share	0.937	0.359	161.3%	1.765	1.207	46.2%

The comparisons of 2Q and 1H 2021 results with the results in the same periods of 2020, according to U.S. Generally Accepted Accounting Principles (US GAAP), were affected by long term deferred tax liability increases on the balance of Femcare intangible assets (the amortization of which is not tax-deductible in the UK) in both 2Q 2021 and 2Q 2020.  The 2Q 2020 $225 increase in deferred UK taxes over the next six years resulted from the fact that the UK decided to not reduce its corporate income tax rate from 19% to 17% beginning in 2Q 2020, as was previously enacted.  The 2Q 2021 $390 increase in deferred UK taxes over the next five years resulted from the fact that the UK decided to increase its corporate income tax rate from 19% to 25% beginning on April 1, 2023.  Therefore, the remaining amortization of Femcare intangible assets from April 1, 2023 through March 11, 2026 will have a 6% ($390) higher income tax impact.  According to US GAAP, a deferred tax liability increase must be booked in the quarter in which the tax law change is enacted. UTMD management believes that the presentation of results excluding the unfavorable deferred tax liability adjustments to its 2020 and 2021 income tax provisions provides meaningful supplemental information to both management and investors that is more clearly indicative of UTMD’s operating results in 2021 compared to 2020. Please note that the non-US GAAP exclusion of tax provision adjustments only affects Net Income and Earnings Per Diluted Share (EPS), as follows:

	2Q 2021	2Q 2020		1H 2021	1H 2020
Net Income (non-US GAAP)	3,817	1,537	148.3%	6,840	4,677	46.3%
EPS (non-US GAAP)	1.044	0.420	148.5%	1.871	1.268	47.6%

Although a minor impact relative to the device demand increase after the 2020 depression, USD sales in 2021 were helped by a weaker USD compared to other currencies. A favorable foreign currency exchange (FX) rate impact increased total consolidated 2Q 2021 sales by 2.7% (+$329) and 1H 2021 sales by 2.5% (+$581).

U.S. domestic sales in 2Q 2021 were 46% higher than in 2Q 2020.  Sales to customers outside the U.S. (OUS) were 40% higher in USD terms.

Gross profits (GP) increased more than revenues primarily due to better absorption of fixed manufacturing overhead costs.  On the operating income line, not only did a higher GP margin (GP divided by sales) help, but also keeping operating expenses approximately the same further leveraged the improvement relative to the prior year’s same periods. The same identifiable intangible asset (IIA) amortization expense of $1,105 in both 2Q 2021 and 2Q 2020, and $2,210 in both 1H 2021 and 1H 2020, resulting from UTMD’s February 2019 acquisition of CooperSurgical Inc’s (CSI’s) U.S. exclusive distribution rights for the Filshie Clip System,  represented 8.8% of sales in 2Q 2021 compared to 12.6% of sales in 2Q 2020, and 9.4% of sales in 1H 2021 compared to 11.2% of sales in 1H 2020.

Net Income in 2Q 2021 increased more than the increase in operating income as a result of $60 higher non-operating income and a lower income tax provision rate. The increase in Net Income in 1H 2021 was about the same as the increase in 1H 2021 operating income as 1H 2021 non-operating income was $54 lower than in 1H 2020 and the income tax provision rate was slightly higher.  The consolidated average income tax rates (income tax provision divided by Earnings Before Taxes) follow:

	2Q 2021	2Q 2020	1H 2021	1H 2020
Average Consolidated Income Tax Provision Rate (US GAAP)	29.00%	33.61%	26.05%	25.36%
Average Consolidated Income Tax Provision Rate (non-GAAP)	20.90%	22.25%	21.58%	21.59%

The impact of the respective 2Q deferred tax adjustments are apparent when comparing the US GAAP income tax provision rates with the non-US GAAP rates.

The percentage increases in 2021 EPS compared to the same periods in 2020 were slightly higher than the increases in Net Income because of UTMD shares repurchased in 2020.

UTMD profit margins in 2Q 2021 and 1H 2021 compared to 2Q 2020 and 1H 2020 follow:

	2Q 2021 (Apr – Jun)	2Q 2020 (Apr – Jun)	1H 2021 (Jan – Jun)	1H 2020 (Jan – Jun)
Gross Profit Margin (gross profits/ sales):	61.8%	56.3%	62.5%	59.9%
Operating Income Margin (operating profits/ sales):	37.8%	22.5%	36.7%	29.7%
Net Income Margin (US GAAP):	27.2%	14.9%	27.4%	22.6%
Net Income Margin (Non-US GAAP, B4 DTL Adj):	30.3%	17.5%	29.0%	23.8%
Note: The Net Income Margin is Net Income after subtracting a provision for income taxes divided by sales.

UTMD’s June 30, 2021 Balance Sheet, in the absence of debt, continued to strengthen. Ending Cash and Investments were $59.5 million on June 30, 2021 compared to $51.6 million on December 31, 2020, after paying $2.1 million in cash dividends to stockholders during 1H 2021. Stockholders’ Equity (SE) increased $4.5 million in the six month period from December 31, 2020 despite the fact that dividends reduce SE. Compared to June 30, 2020, one year earlier, cash increased $17.2 million and SE increased $12.1 million.

Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 2Q 2021 compared to the end of calendar year 2020 and the end of 2Q 2020 follow:

	6-30-21	12-31-20	Change	6-30-20	Change
GBP	1.38065	1.36631	1.0%	1.23685	11.6%
EUR	1.18514	1.22281	(3.1%)	1.12346	5.5%
AUD	0.74952	0.77079	(2.8%)	0.68897	8.8%
CAD	0.80619	0.78406	2.8%	0.73437	9.8%

b)  Revenues

Terms of sale are established in advance of UTMD’s acceptance of customer orders. In the U.S., Ireland, UK, France, Canada, Australia and New Zealand, UTMD accepts orders directly from and ships directly to end user medical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. UTMD’s T&C of Sale to end user facilities are substantially the same in the U.S. and OUS. UTMD also has standard T&C of Sale for OEM customers, other medical device and non-medical device customers for components manufactured by UTMD, which are substantially the same, except that prices are generally quoted prior to acceptance of each order.

UTMD may have separate discounted pricing agreements with a specific clinical facility, or group of affiliated facilities or large OEM customers based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities or OEM customers, if applicable, are established in advance of orders accepted or shipments made. For existing customers, past actual shipment volumes typically determine the fixed price by part number for the next agreement period of one year. For new customers, the customer’s best estimate of volume is usually accepted by UTMD for determining the ensuing fixed prices for the agreement period. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure that the selling price is fixed prior to the acceptance of a specific customer order.

Total consolidated 2Q 2021 UTMD worldwide (WW) sales were $3,817 (+43.4%) higher than in 2Q 2020. Constant currency sales were $3,487 (+39.7%) higher. U.S. domestic sales were 46% higher and outside the U.S. (OUS) sales were 40% higher. Without the help of a weaker USD in converting foreign currency sales, OUS sales were 30% higher (i.e. constant currency sales). Despite the WW excellent double-digit percentage recovery in sales, 2Q U.S. domestic sales continued to improve faster than OUS sales. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

Domestic U.S. sales in 2Q 2021 were $8,023 compared to $5,513 in 2Q 2020.  Domestic sales are invoiced in USD and not subject to FX rate fluctuations. The components of domestic sales include 1) “direct other device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie device sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “direct Filshie device sales”. UTMD separates Filshie device sales from other medical device sales direct to medical facilities because of their significance, and the acquisition history. Direct other device sales, representing 47% of total domestic sales, were $926 (+33%) higher in 2Q 2021 than in 2Q 2020. OEM sales, representing 33% of total domestic sales, were $1,126 (+72%) higher. Direct Filshie device sales, representing 20% of total domestic sales, were $457 (+40%) higher in 2Q 2021 compared to 2Q 2020.

OUS sales in 2Q 2021 were 40% higher at $4,581 compared to $3,274 in 2Q 2020. The increase in USD-denominated OUS sales is overstated as a result of a weaker USD which added $329 to OUS sales that were invoiced in GBP, EUR, AUD and CAD foreign currencies (in constant currency terms).  “Constant currency” sales means exchanging foreign currency sales into USD-denominated sales at the same FX rate as was in the previous period of time being compared. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 2Q 2021 and 2Q 2020 for revenue purposes follow:

	2Q 2021	2Q 2020	Change
GBP	1.3986	1.2416	+12.6%
EUR	1.2043	1.1100	+ 8.5%
AUD	0.7696	0.6638	+15.9%
CAD	0.8119	0.7231	+12.3%

The weighted average favorable impact on 2Q 2021 foreign currency OUS sales was 10.8%, increasing reported USD sales by $329 relative to the same foreign currency sales in 2Q 2020.  In constant currency terms, foreign currency sales in 2Q 2021 were 92.9% higher than in 2Q 2020. The portion of OUS sales invoiced in foreign currencies in USD terms were 27% of total consolidated 2Q 2021 sales compared to 18% in 2Q 2020.

OUS sales invoiced in foreign currencies are due to direct end-user sales in Ireland, the UK, France, Canada, Australia and New Zealand, and to shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland and the UK.  Export sales from the U.S. to OUS distributors are invoiced in USD.  Direct to end-user OUS 2Q 2021 sales in USD terms were 101% higher in Ireland, 71% higher in Canada, 146% higher in France and 247% higher in the UK. Direct to end-user sales in Australia, which included New Zealand in 2Q 2021 but not in 2Q 2020, were 80% higher. Sales to OUS distributors were 9% higher in 2Q 2021 than in 2Q 2020.

Total consolidated 1H 2021 UTMD worldwide (WW) sales were $3,879 (+19.7%) higher than in 1H 2020. Constant currency sales were $3,298 (+16.8%) higher. U.S. domestic sales were 24% higher and OUS sales were 13% higher. Without the help of a weaker USD in converting foreign currency sales, OUS sales were 6% higher.

Domestic U.S. sales in 1H 2021 were $14,805 compared to $11,956 in 1H 2020.  Direct other device sales, representing 48% of total domestic sales, were $952 (+15%) higher in 1H 2021 than in 1H 2020. OEM sales, representing 31% of total domestic sales, were $1,646 (+56%) higher. Direct Filshie device sales, representing 21% of total domestic sales, were $251 (+9%) higher in 1H 2021 compared to 1H 2020.

OUS sales in 1H 2021 were 13% higher at $8,762 compared to $7,733 in 1H 2020. The increase in USD-denominated 1H 2021 OUS sales is overstated as a result of a weaker USD which added $581 to OUS sales that were invoiced in GBP, EUR, AUD and CAD foreign currencies (in constant currency terms).  FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1H 2021 and 1H 2020 for revenue purposes follow:

	1H 2021	1H 2020	Change
GBP	1.3908	1.2718	+ 9.4%
EUR	1.2037	1.1089	+ 8.5%
AUD	0.7711	0.6585	+17.1%
CAD	0.8009	0.7409	+ 8.1%

The weighted average favorable impact on 1H 2021 foreign currency OUS sales was 10.0%, increasing reported USD sales by $581 relative to the same foreign currency sales in 1H 2020.  In constant currency terms, OUS sales in 1H 2021 were 5.8% higher than in 1H 2020. The portion of OUS sales invoiced in foreign currencies in USD terms was 27% of total consolidated 1H 2021 sales compared to 23% in 1H 2020. Direct to end-user OUS 1H 2021 sales in USD terms were 26% higher in Ireland, 8% higher in Canada, 27% higher in France and 17% higher in the UK.  Direct to end-user sales in Australia, which included New Zealand in 1H 2021 but not in 1H 2020, were 32% higher. Sales to OUS distributors were 9% higher in 1H 2021 than in 1H 2020.

The following table provides USD-denominated sales amounts divided into general product categories for total revenues and the subset of OUS revenues:

Global revenues by product category:

	2Q 2021	2Q 2020	1H 2021	1H 2020
Obstetrics	$ 1,159	$ 914	$ 2,176	$ 2,072
Gynecology/ Electrosurgery/ Urology	5,674	3,690	10,802	9,582
Neonatal	1,642	1,354	3,229	2,937
Blood Pressure Monitoring and Accessories*	4,129	2,829	7,361	5,098
Total:	$ 12,604	$ 8,787	$ 23,568	$ 19,689

OUS revenues by product category:

	2Q 2021	2Q 2020	1H 2021	1H 2020
Obstetrics	$ 213	$ 115	$ 326	$ 365
Gynecology/ Electrosurgery/ Urology	2,801	1,669	5,316	4,743
Neonatal	339	379	753	822
Blood Pressure Monitoring and Accessories*	1,228	1,111	2,368	1,803
Total:	$ 4,581	$ 3,274	$ 8,763	$ 7,733

* includes assemblies and molded components sold to OEM customers.

UTMD believes that the continued recovery for its medical devices will be related primarily to government policy responses, at all levels, to the corona virus pandemic in each of its major markets rather than clinical need. Some jurisdictions have recently mandated the use of masks for fully-vaccinated people in response to the fear of a delta variant infection flare-up. Sydney Australia, for example, is in full lock-down as of late July. Although the 1H 2021 sales results were much better than expected and cause for optimism looking forward, some of the higher sales may have been for “catch-up” procedures. Sales in 2H 2020 were 14% higher than in 1H 2020. For that reason and because of an apparent negative impact from the continued corona virus pandemic, UTMD would not expect 2H 2021 revenues to experience the dramatic growth that occurred in 1H 2021.  OEM domestic sales, which were 56% higher in 1H 2021 compared to 1H 2020, will continue to grow, but not as fast as UTMD is now production capacity limited for those products. The recent weakening of the USD may continue to help 2H 2021 OUS foreign currency sales. In general, if UTMD is able to duplicate its 1H 2021 revenues in the 2H, sales for the 2021 year would be up about 12% compared to the 2020 year.

c)  Gross Profit (GP)

GP results from subtracting the costs of manufacturing, quality assurance and receiving materials from suppliers. UTMD’s GP was $2,835 (+57.3%) higher in 2Q 2021 than in 2Q 2020, and $2,946 (+25.0%) higher in 1H 2021 than in 1H 2020.  The primary contribution to an expanded GP Margin (GPM) was much greater dilution of fixed manufacturing overhead costs by 43% higher sales in 2Q 2021, and 20% higher sales in 1H 2021. The greater percentage increase in GP than in sales is due to the ability to leverage fixed costs. Incremental direct labor costs did increase as a result of competition for a limited number of people currently seeking work. Also during 2Q 2021, UTMD experienced double-digit percentage cost increases in a number of raw materials, as well as in the freight cost to receive the materials. The growing administrative burden of compliance with regulatory requirements, particularly OUS, continues to pressure UTMD’s GPM. Managing variable manufacturing costs will continue to be a significant challenge for the rest of 2021.

d)  Operating Income

Operating Income results from subtracting Operating Expenses from GP. After subtracting Operating Expenses from substantially higher 2Q and 1H 2021 GP, Operating Income in 2Q 2021 was $4,765 compared to $1,977 in 2Q 2020, an increase of 141%, and was $8,652 in 1H 2021 compared to $5,840 in 1H 2020, an increase of 48%. Despite Operating Expenses in USD being slightly higher in 2021 than in the same 2020 time periods, as shown in the table below, the period-to-same period increases in 2021 GP were further leveraged as a result of better Operating Expense absorption (lower percentage of sales).

Operating Expenses are comprised of Sales and Marketing (S&M) expenses, General and Administrative (G&A) expenses and Product Development (R&D) expenses. The following table summarizes Operating Expenses in 2Q and 1H 2021 compared to the same periods in 2020 by Operating Expense category:

Expense Category	2Q 2021	% of sales	2Q 2020	% of sales	1H 2021	% of sales	1H 2020	% of sales
S&M:	$ 364	2.9	$ 424	4.8	$ 748	3.2	$ 844	4.3
G&A:	2,528	20.1	2,433	27.7	5,073	21.5	4,852	24.6
R&D:	128	1.0	116	1.3	259	1.1	250	1.3
Total:	$ 3,020	24.0	$ 2,973	33.8	$ 6,080	25.8	$ 5,946	30.2

Although a weaker USD helped increase consolidated USD sales in 2021, it also helped increase the USD-denominated Operating Expenses of UTMD’s foreign subsidiaries by $109 in 2Q 2021 and $169 in 1H 2021. The following table summarizes “constant currency” Operating Expenses in 2Q and 1H 2021 compared to the same periods in 2020 by Operating Expense category:

Expense Category	2Q 2021 const FX	2Q 2020	1H 2021 const FX	1H 2020
S&M:	$ 352	$ 424	$ 729	$ 844
G&A:	2,432	2,433	4,924	4,852
R&D:	127	116	258	250
Total:	$ 2,911	$ 2,973	$ 5,911	$ 5,946

In other words, 2021 Operating Expense converted to USD at the same FX rate were actually lower than in 2020. Holding Operating Expenses constant while dramatically increasing revenues with a higher GPM had a huge favorable impact on Operating Income.

The change in FX rates increased 2Q 2021 OUS S&M expenses by $12, and 1H 2021 OUS S&M expense by $19. The lower constant currency S&M expenses were due primarily to a reduction of outside sales representatives in the UK.

A division of G&A expenses by location follows. G&A expenses include non-cash expenses from the amortization of IIA associated with the Filshie Clip System, which is also separated out below:

G&A Expense Sub-Category	2Q 2021	% of sales	2Q 2020	% of sales	1H 2021	% of sales	1H 2020	% of sales
IIA Amort– UK:	$ 556	4.4	$ 495	5.6	$ 1,106	4.7	$ 1,007	5.1
IIA Amort– CSI:	1,105	8.8	1,105	12.6	2,210	9.4	2,210	11.2
Other– UK:	155		149		312		293
Other– US:	552		546		1,113		1,054
IRE:	77		68		161		126
AUS:	42		35		88		88
CAN:	41		35		83		73
Total G&A Expense:	$ 2,528	20.1	$ 2,433	27.7	$ 5,073	21.5	$ 4,852	24.6

About two-thirds of G&A expenses in all periods above were from the non-cash expense of amortizing IIA related to the Filshie Clip System. OUS G&A expenses were $871 in 2Q 2021 compared to $782 in 2Q 2020. OUS G&A expenses were $1,750 in 1H 2021 compared to $1,587 in 1H 2020.  Per the table below which identifies “constant currency” OUS G&A expenses for 2Q and 1H 2021 compared to the same periods in 2020, virtually all of the increases in OUS G&A expenses in both periods were due to FX rate changes:

G&A Expense Sub-Category	2Q 2021 const FX	2Q 2020	1H 2021 const FX	1H 2020
IIA Amort– UK:	$ 493	$ 495	$ 1,014	$ 1,007
Other– UK:	137	149	285	293
IRE:	71	68	149	126
AUS:	37	35	75	88
CAN:	36	35	77	73
Total G&A Expense:	$ 774	$ 782	$ 1,600	$ 1,587

Period to period product development (R&D) expenses varied slightly depending on specific project costs. Since almost all R&D is being carried out in the U.S., there was negligible FX rate impact.

e)  Non-operating expense/ Non-operating income

Non-operating expense includes bank fees and expenses from losses, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms.  Non-operating income includes 1) income from rent of underutilized property, 2) investment income (interest on cash balances), 3) royalties received from licensing the Company’s technology, and 4) income from gains, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms. Non-operating income or expense can also include gains or losses from the disposition of assets from time to time. Net non-operating income is non-operating income minus non-operating expense during a particular time period. Net non-operating income in 2Q 2021 was $60 compared to $0 in 2Q 2020. Net non-operating income in 1H 2021 was $71 compared to $125 in 1H 2020.

The main difference in non-operating income during 2Q was due to rental income received in Ireland from renting underutilized warehouse space to a third party distributor. Because UTMD owns its own facilities with space in excess of current needs, this sort of opportunistic income results from time to time. The main difference in non-operating income during 1H resulted from remeasured foreign currency balances.  A $5 gain on remeasured foreign currency balances was recognized in 2Q 2021 compared to a loss of $1 in 2Q 2020.  In 1H 2021, a loss of $5 on remeasured foreign currency balances was recognized compared to a gain of $42 in 1H 2020.  Royalties received were $0 in 2Q 2021 and 1H 2021 compared to $5 in 2Q 2020 and 1H 2020.  Interest earned on cash balances was $7 in 2Q 2021 compared to $(2) in 2Q 2020.  Interest earned on cash balances was $25 in 1H 2021 compared to $62 in 1H 2020.  Income from rent of underutilized property was $60 in 2Q 2021 compared to $8 in 2Q 2020.  Income from rent of underutilized property was $72 in 1H 2021 compared to $35 in 1H 2020. Bank fees were $18 in 2Q 2021 compared to $15 in 2Q 2020. Bank fees were $35 in 1H 2021 compared to $29 in 1H 2020.

f)  Income Before Income Taxes (EBT)

Consolidated EBT results from subtracting net non operating expense or adding net non-operating income from or to, as applicable, Operating Income.  Consolidated 2Q 2021 EBT was $4,825 (38.3% of sales) compared to $1,977 (22.5% of sales) in 2Q 2020. Consolidated 1H 2021 EBT was $8,723 (37.0% of sales) compared to $5,965 (30.3% of sales) in 1H 2020.

The EBT of Utah Medical Products, Inc. in the U.S. was $5,466 in 1H 2021 compared to $3,963 in 1H 2020. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 3,122 in 1H 2021 compared to EUR 2,062 in 1H 2020. The increase in Ireland EBT was primarily due to beginning to ship Filshie Sterishot kits, which are manufactured in Ireland, directly to France medical facilities rather than distributed from Femcare in the UK (after sold intercompany to the UK from Ireland), as it was done in 1H 2020.  The change was made because the Republic of Ireland and France are both in the EU, which avoids bureaucratic obstacles and costs which have resulted from BREXIT. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was (GBP 295) in 1H 2021 compared to (GBP 235) in 1H 2020.  Although 1H 2021 revenues in the UK recovered well, the loss of the revenues to France in 1H 2021 compared to 1H 2020 offset EBT gains. The EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 303 in 1H 2021 compared to CAD 331 in 1H 2020.  Canada has been slow to recover compared to UTMD’s other subsidiaries. EBT of subsidiaries includes the result of intercompany shipments which are netted out of consolidated results.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments. Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2021 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated EBITDA”) was $6,695 compared to $3,800 in 2Q 2020.  Adjusted consolidated EBITDA was $12,471 in 1H 2021 compared to $9,572 in 1H 2020. Adjusted consolidated EBITDA for the previous four calendar quarters (TTM) was $24,024 as of June 30, 2021.  Based on the better than expected 2Q 2021 operating results, management expects that adjusted consolidated EBITDA of $25 million is likely achievable for the full year 2021. UTMD’s adjusted consolidated EBITDA as a percentage of sales was 53.1% in 2Q 2021 compared to 43.2% in 2Q 2020.  UTMD’s adjusted consolidated EBITDA as a percentage of sales was 52.9% in 1H 2021 compared to 48.6% in 1H 2020. Achieving substantially higher revenues with an expanded GPM while keeping operating expenses about the same obviously had a very positive effect on this key profitability metric.  Management believes that this operating performance metric provides meaningful supplemental information to both management and investors and confirms UTMD’s ongoing excellent financial operating performance, as well as its substantial recovery from 2020.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	2Q 2021	2Q 2020	1H 2021	1H 2020
EBT	$ 4,825	$ 1,977	$ 8,723	$ 5,965
Depreciation Expense	162	161	326	335
Femcare IIA Amortization Expense	556	495	1,106	1,007
CSI IIA Amortization Expense	1,105	1,105	2,211	2,211
Other Non-Cash Amortization Expense	10	12	18	24
Stock Option Compensation Expense	41	49	82	72
Interest Expense	-	-	-	-
Remeasured Foreign Currency Balances	(4)	1	5	(42)
UTMD non-US GAAP EBITDA:	$ 6,695	$ 3,800	$ 12,471	$ 9,572

Note

All UTMD income statement measures from GP through EBT (and including non-US GAAP adjusted consolidated EBITDA above) for both 2021 and 2020 time periods were unaffected by the enacted changes in the UK corporate income tax rate.

g)  Net Income

US GAAP Net Income in 2Q 2021 of $3,426 (27.2% of sales) was 161.0% higher than the US GAAP Net Income of $1,313 (14.9% of sales) in 2Q 2020. Obviously, 2Q 2020 was the low point for UTMD during the COVID-19 pandemic. Net Income in both periods was affected by an additional tax provision expense required to be recorded in the quarter in which a tax change is enacted, as a result of an adjustment to UTMD’s deferred tax liability (DTL).  The DTL results from the tax effect of not being able to deduct the remaining future amortization expense of Femcare IIA.  In 2Q 2020, because the UK reset its corporate tax rate from 17% to 19% going forward, it caused UTMD to have to book an additional $225 in income taxes that represented the additional tax which would be paid in the UK over the remaining six year life of the 2011 Femcare acquisition IIA, based on a 19% rate. In 2Q 2021, because the UK reset its corporate tax rate from 19% to 25% beginning with 2Q 2023, it caused UTMD to have to book an additional $390 in its 2Q 2021 income tax provision that represents the additional tax which will be paid in the UK over the now remaining five year life of the 2011 Femcare acquisition IIA. Excluding the $390 DTL increase in 2Q 2021 and the $225 DTL increase in 2Q 2020, both of which reduced Net Income by those same amounts, non-US GAAP 2Q 2021 Net Income was $3,817 (30.3% of sales), 148.3% higher than non-US GAAP 2Q 2020 Net Income of $1,537 (17.5% of sales). Excluding the tax provision increases due to the DTL adjustment, non-US GAAP 1H 2021 Net Income was $6,840 (29.0% of sales), 46.3% higher than non-US GAAP 1H 2020 Net Income of $4,677 (23.8% of sales).

The average consolidated income tax provisions (as a % of the same period EBT) per US GAAP in 2Q 2021 and 2Q 2020 were 29.0% and 33.6% respectively, and were 26.1% and 25.4% in 1H 2021 and 1H 2020 respectively. As these tax rates for both 2021 and 2020 periods are not directly related to EBT generated in the same periods, UTMD provides the following tax rates excluding the 2Q 2021 $390 tax provision adjustment and the 2Q 2020 $225 income tax provision adjustment:  The resulting non-GAAP consolidated average income tax provision rates were 20.9% and 22.2% for 2Q 2021 and 2Q 2020 respectively, and were 21.6% for both 1H 2021 and 1H 2020.

The average consolidated income tax provision rate varies as the mix in taxable income among U.S. and foreign subsidiaries with differing income tax rates differs from period to period. The basic corporate income tax rates in each of the sovereignties were the same as in the prior year.

h)  Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). US GAAP diluted EPS in 2Q 2021 were $0.937 compared to $0.359 in 2Q 2020, a 161.3% increase. US GAAP diluted EPS in 1H 2021 were $1.765 compared to $1.207 in 1H 2020, a 46.2% increase. Excluding the “one-time” income tax provision increases due to the DTL adjustments, non-US GAAP diluted EPS in 2Q 2021 were $1.044 compared to $0.420 in 2Q 2020, a 148.5% increase, and non-US GAAP diluted EPS in 1H 2021 were $1.871 compared to $1.268 in 1H 2020, a 47.6% increase. In either case, the increases in EPS were substantial as a result of the improvement in operating results. Diluted shares were 3,655,319 in 2Q 2021 compared to 3,658,626 in 2Q 2020.  The lower diluted shares in 2Q 2021 were the result of shares repurchased during 2020 offset by employee options exercised, and a lower dilution factor for unexercised options.

The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options. Outstanding shares at the end of 2Q 2021 were 3,645,798 compared to 3,643,035 at the end of calendar year 2020. The difference was due to 2,763 shares in employee option exercises during 1H 2021. For comparison, outstanding shares were 3,642,946 at the end of 2Q 2020. The total number of outstanding unexercised employee and outside director options at June 30, 2021 was 63,874 at an average exercise price of $68.38, including shares awarded but not yet vested.  This compares to 76,625 unexercised option shares at the end of 2Q 2020 at an average exercise price of $64.72/ share, including shares awarded but not vested.

The number of shares added as a dilution factor in 2Q 2021 was 9,526 compared to 16,040 in 2Q 2020. The number of shares added as a dilution factor in 1H 2021 was 10,569 compared to 15,342 in 1H 2020. In March 2020, 26,300 option shares were awarded to 48 employees at an exercise price of $77.05 per share. No options have been awarded to date in 2021.  UTMD paid $1,039 ($0.285/share) in dividends to stockholders in 2Q 2021 compared to $1,035 ($0.280/ share) paid in 2Q 2020. Dividends paid to stockholders during 2Q 2021 were 27% of non-US GAAP Net Income. UTMD paid $2,077 ($0.285/share) in dividends to stockholders in 1H 2021 compared to $2,077 ($0.280/ share) paid in 1H 2020. The increase in the per share dividend was offset by share repurchases. Dividends paid to stockholders during 1H 2021 were 30% of non-US GAAP Net Income.

In March 2020, UTMD repurchased 80,000 of its shares in the open market at $80.32/ share. In September 2020, UTMD repurchased 7,000 shares at $78.67/ share.  No shares have been repurchased to date in 2021. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders. UTMD’s closing share price at the end of 2Q 2021 was $85.04, down from the closing price of $86.60 at the end of 1Q 2021 despite an increase in cash of $.95/ outstanding share and an increase in stockholders’ equity of $.68/ share during the quarter. The 2Q 2021 ending share price was up less than 1% from the $84.30 closing price at the end of 2020. The closing share price at the end of  2Q 2020 was $88.62.

i)  Return on Equity (ROE)

ROE is the portion of net income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  Annualized ROE (using non-GAAP net income and before stockholder dividends) in 1H 2021 was 13% compared to 10% in 1H 2020.  The higher ROE in 1H 2021 was due to the higher 1H 2021 net income, despite being diluted by higher Stockholder’s Equity as a result of build-up of cash.  Targeting a high ROE of 20% remains a key financial objective for UTMD management.  ROE can be increased by increasing net income, or by reducing stockholders’ equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)  Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $10,225 in 1H 2021 compared to $9,352 in 1H 2020.  A $873 higher increase in operating cash was due to a $1,998 increase in US GAAP Net Income, plus working capital change differences. The most significant working capital change differences included 1) a $489 increase in accounts receivable compared to a $862 decrease in 1H 2020, 2) only a $75 decrease in inventories compared to $387 decrease in 1H 2020, 3) a $398 increase in accounts payable compared to a $528 decrease in 1H 2020, and 4) just a $34 increase in accrued expenses compared to a $386 increase in 1H 2020.

Capital expenditures for property and equipment (PP&E) were $222 in 1H 2021 compared to $711 in 1H 2020. The amount spent in 1H 2021 was for typical expenditures required to keep facilities and equipment, particularly in molding operations, in good working order. The larger expenditures in 1H 2020 were primarily due to installing a new $327 roof on UTMD’s 110,000 SF Midvale facility, and investing $249 in new equipment for Ireland to eventually be able to manufacture Filshie clips in-house. Depreciation of PP&E was $325 in 1H 2021 compared to $335 in 1H 2020.

UTMD made cash dividend payments of $2,077 in both 1H 2021and 1H 2020.  The same amount of cash was used despite a 1.8% annual increase in the per share dividend as a result of share repurchases in 2020.

In 1H 2020, UTMD received $92 and issued 2,763 shares of its stock upon the exercise of employee and director stock options. Option exercises in 1H 2021 were at an average price of $33.17 per share. In comparison, in 1H 2020, UTMD received $79 and issued 1,189 shares of its stock upon the exercise of employee and director stock options. Option exercises in 1H 2020 were at an average price of $66.62 per share.

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

k)  Assets and Liabilities

June 30, 2021 total consolidated assets were $116,794, an increase of $5,049 from December 31, 2020. Current assets were $8,325 higher than at December 31, 2020.  The increase in total assets was due to the combination of a $7,916 increase in cash and investments as a result of operating performance, a $3,118 decrease in net intangible assets (from 1H 2021 IIA amortization and 1% higher GBP/USD FX rate on the Femcare UK IIA balance), a $501 increase in accounts receivable due to higher business activity, a $104 decrease in inventories despite higher purchase quantities to help control supplier cost increases, and a $158 decrease in worldwide net fixed assets from depreciation which exceeded capital expenditures by $104, offset by about a 3% weaker USD for Ireland and Australia foreign currency fixed assets which increased those assets in USD terms. For clarity, the net book value of consolidated property, plant and equipment decreased $158 at June 30, 2021 from the end of 2020 due to the net effect of period-ending changed FX rates, $222 in new asset purchases minus $326 in depreciation, including right of use assets totaling $356 (which were $377 at December 31, 2020).

June 30, 2021 net intangible assets (goodwill plus other intangible assets) declined $3,118 from the end of 2020 as a result of $3,335 in amortization offset by a weaker USD/GBP FX rate on UK intangible asset balances. At June 30, 2021, net intangible assets including goodwill were 30% of total consolidated assets compared to 34% at year-end 2020, and 38% at June 30, 2020.

Working capital (current assets minus current liabilities) was $66,155 at June 30, 2021 compared to $58,471 at December 31, 2020. Cash balances were $59,506 of the June 30, 2021 working capital. Current assets at June 30, 2021 compared to December 31, 2020 were $8,325 higher primarily as the result of a $7,916 increase in cash and investments, a $501 increase in receivables and a $104 decrease in inventories. Current liabilities were $641 higher at June 30, 2021 compared to December 31, 2020 primarily as the result of a $399 increase in accounts payable and a $165 increase in the current portion of the Repatriation Tax payable.  UTMD management believes that its working capital remains more than sufficient to meet normal operating needs, new capital expenditures and projected cash dividend payments to stockholders.

June 30, 2021 total consolidated liabilities were $9,429, an increase of $506 from December 31, 2020. Current liabilities were $640 higher than at December 31, 2020.  Long term liabilities were $134 lower despite the $390 increase in deferred income tax liability resulting from the UK tax law change in 2Q 2021.

The deferred tax liability balance for Femcare IIA ($9,084 on the date of the acquisition), was $2,355 at June 30, 2021 compared to $2,151 at December 31, 2020 and $2,135 at June 30, 2020. Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare IIA, i.e. as Femcare pays its taxes in the UK without the benefit of a deduction for IIA amortization expense.  The increase at June 30, 2021 was due to the UK increasing its income tax rate from 19% to 25% applied for the Femcare’s IIA amortization period of time from April 1, 2023 through March 11, 2026.

UTMD’s total debt ratio (total liabilities/total assets) as of June 30, 2021, December 31, 2020 and June 30, 2020 was 8%.

l)  Management's Outlook

As outlined in its December 31, 2020 SEC 10-K report, UTMD’s plan for 2021 was to

1)  try to get back to its financial performance in 2019, prior to the COVID-19 pandemic;

2)  exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;

3)  focus on effective direct marketing of the benefits of the Filshie® Tubal Ligation System in the U.S.;

4)  introduce additional products helpful to clinicians through internal new product development;

5)  continue to achieve excellent overall financial operating performance;

6)  utilize positive cash generation to continue providing cash dividends to stockholders and making open market share repurchases if/when the UTMD share price seems undervalued; and

7)  be vigilant for accretive acquisition opportunities which may be brought about by difficult burdens on small, innovative companies.

Despite continuing challenges created by government reaction to the COVID-19 pandemic, including restrictions on certain medical procedures, inflation in costs and lack of availability of workers, the Company continues to effectively execute its plan as outlined above.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8438, .8178 and .8901 EUR per USD as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively.  Exchange rates were .7243, .7319 and .8085 GBP per USD as of June 30, 2021, December 31, 2020 and June 30, 2020, respectively.  Exchange rates were 1.3342, 1.2974 and 1.4514 AUD per USD on June 30, 2021, December 31, 2020 and June 30, 2020, respectively.  Exchange rates were 1.2404, 1.2754, and 1.3617 CAD per USD on June 30, 2021, December 31, 2020 and June 30, 2020, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and/or by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2021. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 1H 2021.  During 1H 2020, UTMD purchased 80,000 of its shares in the open market for $6,426 including commissions and fees ($80.32/ share).

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        8/6/21                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        8/6/21                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer