Form 10-Q
period 2021-09-30
UTAH MEDICAL PRODUCTS INC
filed 2021-11-12
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 11, 2021: 3,650,929.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2021 AND DECEMBER 31, 2020
(in thousands)
	(unaudited)	(audited)
	SEPTEMBER 30, 2021	DECEMBER 31, 2020
ASSETS
Current assets:
Cash & investments	$ 64,321	$ 51,590
Accounts & other receivables, net	4,853	4,104
Inventories	6,299	6,222
Other current assets	373	346
Total current assets	75,846	62,262
Property and equipment, net	10,547	10,949
Operating lease – right-of-use assets, net	384	377
Goodwill	14,064	14,164
Other intangible assets	55,701	56,159
Other intangible assets - accumulated amortization	(36,790)	(32,166)
Other intangible assets, net	18,911	23,993
Total assets	$ 119,752	$ 111,745

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,026	$ 788
Accrued expenses	3,989	3,003
Total current liabilities	5,015	3,791
Deferred tax liability – Femcare IIA	1,810	2,151
Other long term liabilities	2,196	1,995
Operating lease liability	343	335
Deferred income taxes	408	651
Total liabilities	9,772	8,923

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued - September 30, 2021, 3,649 shares and December 31, 2020, 3,643 shares	36	36
Accumulated other comprehensive income (loss)	(9,068)	(8,281)
Additional paid-in capital	520	115
Retained earnings	118,492	110,952
Total stockholders' equity	109,980	102,822

Total liabilities and stockholders' equity	$ 119,752	$ 111,745

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020
(in thousands, except per share amounts - unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Sales, net	$ 12,572	$ 10,479	$ 36,140	$ 30,168

Cost of goods sold	4,499	3,982	13,336	11,885
Gross profit	8,073	6,497	22,804	18,283

Operating expense
Selling, general and administrative	2,848	2,785	8,669	8,480
Research & development	127	125	385	375
Total operating expenses	2,975	2,910	9,054	8,855
Operating income	5,098	3,587	13,750	9,428

Other income	59	1	130	125
Income before provision for income taxes	5,157	3,588	13,880	9,553

Provision for income taxes	951	655	3,224	2,167
Net income	$ 4,206	$ 2,933	$ 10,656	$ 7,386

Earnings per common share (basic)	$ 1.15	$ 0.81	$ 2.92	$ 2.02

Earnings per common share (diluted)	$ 1.15	$ 0.80	$ 2.91	$ 2.01

Shares outstanding - basic	3,647	3,642	3,645	3,664

Shares outstanding - diluted	3,658	3,653	3,656	3,678

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ (782)	$ 1,511	$ (787)	$ (416)
Total comprehensive income	$ 3,424	$ 4,444	$ 9,869	$ 6,970

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020
(in thousands - unaudited)
	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 10,656	$ 7,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	483	495
Amortization	4,996	4,875
Provision for (recovery of) losses on accounts receivable	20	(4)
Amortization of right-of-use assets	32	29
(Gain) loss on disposal of assets	-	1
Deferred income taxes	(160)	(20)
Stock-based compensation expense	123	121
Tax benefit attributable to exercise of stock options	11	7
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(802)	442
Inventories	(161)	757
Prepaid expenses and other current assets	(35)	58
Accounts payable	242	(439)
Accrued expenses	811	651
Total adjustments	5,560	6,973
Net cash provided by operating activities	16,216	14,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(299)	(806)
Net cash used in investing activities	(299)	(806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	281	282
Common stock purchased and retired	-	(6,977)
Payment of dividends	(3,116)	(3,097)
Net cash used in financing activities	(2,835)	(9,792)

Effect of exchange rate changes on cash	(351)	(254)
Net increase in cash and cash equivalents	12,731	3,507
Cash at beginning of period	51,590	42,787
Cash at end of period	$ 64,321	$ 46,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 3,094	$ 2,153
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2021	3,646	$ 36	$ 289	$ (8,286)	$ 115,326	$ 107,365
Shares issued upon exercise of employee stock options for cash	3	-	189	-	-	189
Stock option compensation expense	-	-	41	-	-	41
Foreign currency translation adjustment	-	-	-	(782)	-	(782)
Common stock dividends	-	-	-	-	(1,040)	(1,040)
Net income	-	-	-	-	4,206	4,206
Balance at September 30, 2021	3,649	$ 36	$ 520	$ (9,068)	$ 118,492	$ 109,980

Balance at December 31, 2020	3,643	$ 36	$ 115	$ (8,281)	$ 110,951	$ 102,822
Shares issued upon exercise of employee stock options for cash	6	-	281	-	-	281
Stock option compensation expense	-	-	123	-	-	123
Foreign currency translation adjustment	-	-	-	(787)	-	(787)
Common stock dividends	-	-	-	-	(3,116)	(3,116)
Net income	-	-	-	-	10,656	10,656
Balance at September 30, 2021	3,649	$ 36	$ 520	$ (9,068)	$ 118,492	$ 109,980

Balance at June 30, 2020	3,643	$ 36	$ 80	$ (11,710)	$ 106,881	$ 95,288
Shares issued upon exercise of employee stock options for cash	4	-	202	-	-	202
Stock option compensation expense	-	-	49	-	-	49
Common stock purchased and retired	(7)	-	(332)	-	(219)	(551)
Foreign currency translation adjustment	-	-	-	1,511	-	1,511
Common stock dividends	-	-	-	-	(1,018)	(1,018)
Net income	-	-	-	-	2,933	2,933
Balance at September 30, 2020	3,640	$ 36	$ -	$ (10,199)	$ 108,578	$ 98,415

Balance at December 31, 2019	3,722	$ 37	$ 18	$ (9,783)	$ 110,820	$ 101,092
Shares issued upon exercise of employee stock options for cash	6	-	282	-	-	282
Stock option compensation expense	-	-	121	-	-	121
Common stock purchased and retired	(87)	(1)	(421)	-	(6,555)	(6,976)
Foreign currency translation adjustment	-	-	-	(416)	-	(416)
Common stock dividends	-	-	-	-	(3,074)	(3,074)
Net income	-	-	-	-	7,386	7,386
Balance at September 30, 2020	3,640	$ 36	$ -	$ (10,199)	$ 108,578	$ 98,415

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

(3) Inventories at September 30, 2021, and December 31, 2020, consisted of the following:

	September 30, 2021	December 31, 2020
Finished goods	$1,436	$1,363
Work-in-process	1,459	1,375
Raw materials	3,404	3,484
Total	$6,299	$6,222

(4) Stock-Based Compensation. At September 30, 2021, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2021, and 2020, the Company recognized $41 and $49, respectively, in stock based compensation cost.  In the nine months ended September 30, 2021, and 2020, the Company recognized $123 and $121, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2020, or September 30, 2021.

(6) Global 3Q 2021 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,014	$232	$1,246
Gynecology/Electrosurgery/Urology	2,743	2,815	5,558
Neonatal	1,336	312	1,648
Blood Pressure Monitoring and Accessories	2,656	1,464	4,120
Total	$7,749	$4,823	$12,572

Global 9M 2021 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$2,864	$559	$3,423
Gynecology/Electrosurgery/Urology	8,229	8,130	16,359
Neonatal	3,813	1,064	4,877
Blood Pressure Monitoring and Accessories	7,649	3,832	11,481
Total	$22,555	$13,585	$36,140

(7) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019. The $21,000 purchase price represented an identifiable intangible asset which is being straight-line amortized and recognized as part of G&A expenses over a remaining 2.08 year life as of September 30, 2021 of the prior CSI distribution agreement with Femcare.

(8) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 3rd quarter 2021.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator
Net income	4,206	2,933	10,656	7,386

Denominator
Weighted average shares, basic	3,647	3,642	3,645	3,664
Dilutive effect of stock options	11	11	11	14
Diluted shares	3,658	3,653	3,656	3,678

Earnings per share, basic	1.15	0.81	2.92	2.02
Earnings per share, diluted	1.15	0.80	2.91	2.01

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2020, provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of government mandates for medical facilities to not perform certain “elective” procedures in order to theoretically preserve capacity for treating COVID-19 infected patients in 2020, the comparison of 2021 performance with the prior year’s same periods of time represents an unusual change.  As a result, UTMD provides an additional summary comparison of 2021 results to the same periods of time in 2019, prior to the pandemic. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; A$ or AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in 3Q and 9M 2021 compared to the same periods of 2020 were as follows:

	3Q 2021	3Q 2020	change	9M 2021	9M 2020	change
Net Sales	$ 12,572	$ 10,479	20.0%	$ 36,140	$ 30,168	19.8%
Gross Profit	8,073	6,497	24.3%	22,804	18,283	24.7%
Operating Income	5,098	3,588	42.1%	13,750	9,428	45.8%
Income Before Tax	5,157	3,588	43.7%	13,880	9,553	45.3%
Net Income (NI)	4,206	2,933	43.4%	10,656	7,386	44.3%
Earnings per Diluted Share (EPS)	1.150	0.803	43.2%	2.915	2.008	45.2%

Income statement results in 3Q and 9M 2021 compared to the same periods of 2019 were as follows:

	3Q 2021	3Q 2019	change	9M 2021	9M 2019	change
Net Sales	$ 12,572	$ 12,494	0.6%	$ 36,140	$ 35,073	3.0%
Gross Profit	8,073	7,379	9.4%	22,804	21,652	5.3%
Operating Income	5,098	4,371	16.6%	13,750	12,954	6.2%
Income Before Tax	5,157	4,448	16.0%	13,880	13,150	5.6%
Net Income (NI)	4,206	3,705	13.5%	10,656	10,369	2.8%
Earnings per Diluted Share (EPS)	1.150	0.991	16.0%	2.915	2.774	5.1%

UTMD profit margins in 3Q 2021 and 9M 2021 compared to the same periods in the prior two years follow:

	3Q 2021	3Q 2020	3Q 2019	9M 2021	9M 2020	9M 2019
	(Jul – Sep)	(Jul – Sep)	(Jul – Sep)	(Jan – Sep)	(Jan – Sep)	(Jan – Sep)
Gross Profit Margin: (gross profit/ sales)	64.2%	62.0%	59.1%	63.1%	60.6%	61.7%
Operating Income Margin: (operating income/ sales)	40.6%	34.2%	35.0%	38.0%	31.3%	36.9%
Net Income Margin: (profit after taxes/ sales)	33.5%	28.0%	29.7%	29.5%	24.5%	29.6%

Gross Profit in 2021 periods increased more than sales primarily as a result of greater absorption of fixed manufacturing overhead expenses. Because UTMD believed that lower 2020 sales were transitory, and that it could remain profitable even at the lower sales levels experienced during the pandemic, 2021 results benefited from having the resources the Company needed in 2021 to support the higher sales activity.

Operating Income increased substantially more than the Gross Profit increase in both 2021 periods because UTMD’s non-cash identifiable intangible asset (IIA) amortization expense included in operating expenses was relatively fixed (except for foreign exchange rate difference on GBP), and therefore enjoyed better absorption from  higher sales.  IIA amortization expense was 13.1% of 3Q 2021 sales compared to 15.5% of 3Q 2020 sales, and 13.8% of 9M 2021 sales compared to 16.0% of 9M 2020 sales.

Income before tax (EBT) increased slightly differently from the increases in operating income as a result of small differences in period-to-period non-operating income, as explained later in this report.  Similarly, Net Income increased slightly differently from the increase in EBT as a result of the sovereignty mix of taxable profits in 2021 compared to 2020.

UTMD’s FX rates for balance sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of September 2021 and the end of September 2020 follow:

	Sep 30, 2021	Sep 30, 2020	Change
GBP	1.347	1.292	+4.3%
EUR	1.158	1.172	(1.3%)
AUD	0.723	0.716	+0.9%
CAD	0.789	0.751	+5.1%

UTMD’s September 30, 2021 Balance Sheet remained strong with an absence of debt. UTMD’s consolidated cash balances gained $12.7 million from the end of 2020.  September 30, 2021 inventories were essentially the same as one year ago.  September 30, 2021 trade receivables were up just 13% despite the 20% increase in sales. The USD net book value of fixed assets in the U.S., as well as outside the U.S. (OUS), remained about the same as of September 30, 2021 from a year earlier. Over the one year period of time, the net intangible asset balance declined $5.8 million, about 15%.  Ending cash and investments were $64.3 million on September 30, 2021 compared to $51.6 million on December 31, 2020, after paying $3.1 million in cash dividends to stockholders during 9M 2021.  September 30, 2021 stockholders’ equity was up $7.2 million from December 31, 2020.

b)Revenues

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK, France, Canada and Australia, UTMD generally accepts orders directly from and ships directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 14% of UTMD’s domestic end user sales, excluding Filshie device sales, go through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale to end user facilities are substantially the same in the U.S., Ireland, UK, France, Canada and Australia..

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

Total consolidated 3Q 2021 UTMD sales were $2,094 (20.0%) higher than in 3Q 2020. Constant currency sales were $2,006 (19.1%) higher. Total consolidated 9M 2021 UTMD sales were $5,972 (19.8%) higher than in 9M 2020.  Constant currency sales in 9M 2021 were $5,303 (17.6%) higher than in 9M 2020.

In 3Q 2021 compared to 3Q 2020, U.S. domestic sales were 11% higher and OUS sales were 37% higher.   In 9M 2021 compared to 9M 2020, U.S. domestic sales were 19% higher and OUS sales were 21% higher.

Domestic sales in 3Q 2021 were $7,749 compared to $6,950 in 3Q 2020.  Domestic sales in 9M 2021 were $22,555 compared to $18,906 in 9M 2020.  The components of domestic sales include 1) “direct sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie Clip System (“Filshie device”) sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) Filshie device sales direct to U.S. medical facilities starting in February 2019.

Domestic direct sales in 3Q 2021 excluding Filshie devices, representing 48% of total domestic sales, were $277 (+8%) higher than in 3Q 2020.  Domestic direct sales in 9M 2021 excluding Filshie devices, also representing 48% of total domestic sales, were $1,229 (+13%) higher than in 9M 2020. OEM sales in 3Q 2021, representing 32% of total domestic sales, were $704 (+40%) higher than in 3Q 2020. OEM sales in 9M 2021, representing 31% of total domestic sales, were $2,350 (+50%) higher than in 9M 2020. Filshie device sales direct to U.S. domestic end-user facilities were $182 (10%) lower in 3Q 2021 compared to sales in 3Q 2020.  Filshie device sales direct to U.S. domestic end-user facilities were $69 (+2%) higher in 9M 2021 compared to Filshie device sales in 9M 2020.

OUS sales in 3Q 2021 were $4,823 (+37%) compared to $3,528 in 3Q 2020.  OUS sales in 9M 2021 were $13,585 (+21%) compared to $11,262 in 9M 2020.

UTMD subsidiary direct domestic sales in Canada, Ireland, the United Kingdom, France and Australia are invoiced in foreign currencies. Foreign currency exchange (FX) rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 3Q 2021 and 9M 2021 compared to the same periods in 2020 follow:

	3Q 21	3Q 20	Change	9M 21	9M 20	Change
GBP	1.379	1.295	+6.5%	1.386	1.279	+8.3%
EUR	1.179	1.173	+0.6%	1.196	1.128	+6.0%
AUD	0.735	0.714	+2.9%	0.758	0.677	+12.0%
CAD	0.794	0.751	+5.7%	0.798	0.745	+7.2%

The volatility of FX rates for OUS sales when consolidated in USD terms continues to impact period-to-period relative financial results because of UTMD’s significant percentage of foreign currency sales.  Foreign currency revenues in 3Q 2021 were increased by $88 as a result of a weaker USD compared to 3Q 2020.  The difference in period-to-period FX rates increased revenues by $669 in 9M 2021.  Foreign currency sales as a percentage of total sales were 26.7% of total sales in 3Q 2021 and 27.0% of total sales in 9M 2021.  UTMD’s 3Q 2020 and 9M 2020 revenues invoiced in foreign currencies represented 21.0% and 22.0% of total consolidated USD sales respectively.

Foreign currency OUS sales were more affected by the pandemic in 2020 than USD sales. Foreign currency OUS sales in 3Q 2021 were $3,352, which was 70% of all OUS sales. In comparison, foreign currency OUS sales in 3Q 2020 were $2,205, which was 62% of all OUS sales. The foreign currency OUS sales in 9M 2021 were $9,766, which was 72% of all OUS sales.  In comparison, foreign currency OUS sales in 9M 2020 were $6,653, which was 59% of all OUS sales.

UTMD segments sales into the following general product categories:  gynecology/ electrosurgery, labor & delivery, neonatal, and miscellaneous including blood pressure monitoring kits and accessories as well as related OEM products.

In 3Q 2021 compared to 3Q 2020, worldwide gynecology/ electrosurgery and neonatal device sales were both up 10%, worldwide labor & delivery device sales were 3% lower, and worldwide blood pressure monitoring and related OEM product sales were up 55%.  In 9M 2021 compared to 9M 2020, worldwide gynecology/ electrosurgery device sales were up 12%, worldwide labor & delivery device sales were up 2%, worldwide neonatal device sales were up 10% and worldwide blood pressure monitoring and related OEM product sales were up 48%.  Medical facility procedures in L&D and the NICU during the 2020 pandemic did not decline as much as procedures utilizing devices in the gynecology/ electrosurgery category.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global 3Q 2021 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$ 1,014	$ 232	$ 1,246
Gynecology/Electrosurgery/Urology	2,743	2,815	5,558
Neonatal	1,336	312	1,648
Blood Pressure Monitoring and Accessories*	2,656	1,464	4,120
Total:	$ 7,749	$ 4,823	$ 12,572

Global 9M 2021 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$ 2,864	$ 559	$ 3,423
Gynecology/Electrosurgery/Urology	8,229	8,130	16,359
Neonatal	3,813	1,064	4,877
Blood Pressure Monitoring and Accessories*	7,649	3,832	11,481
Total:	$ 22,555	$ 13,585	$ 36,140

*includes molded components sold to OEM customers.

Looking forward, UTMD expects that its 4Q 2021 and year 2022 organic device sales will continue to improve.

c)Gross Profit

Gross Profit results from subtracting the costs of manufacturing products, including relatively fixed critical mass of overhead expenses associated with quality assurance, engineering and supervision, from revenues.  Gross Profit was $1,576 (+24.3%) higher in 3Q 2021 than in 3Q 2020, and $4,522 (+24.7%) higher in 9M 2021 than in 9M 2020.  UTMD’s 3Q 2021 Gross Profit Margin (GPM) (Gross Profit/ Sales) improved to 64.2% compared to 62.0% in 3Q 2020, and to 63.1% compared to 60.6% in 9M 2021 compared to 9M 2020.  The GPM expansion in both periods allowed a higher increase in Gross Profit than in revenues. In 2020, UTMD did not reduce critical mass manufacturing overhead expenses in proportion to its temporary pandemic decline in sales. As a result, the 2021 GPM has expanded as a result of UTMD not needing to increase manufacturing overhead expenses in proportion to the sales recovery.  Looking forward, UTMD management expects new pressure on its GPM as a result of recent increases in raw material and packaging costs in the range of 8%-15%, a more than doubling of freight costs associated with obtaining materials from vendors, a recent 5% cost-of-living adjustment for its direct labor force, and higher sterilization costs, among other cost increases. Management believes, however, that UTMD does retain the ability to adjust prices for its specialty devices to allow it to continue to achieve its minimum GPM target of 60%.

d)Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit. Operating Expenses, comprised of general and administrative (G&A) expenses, sales and marketing (S&M) expenses and product development (R&D) expenses, were 23.7% of sales in 3Q 2021 compared to 27.8% of sales in 3Q 2020.  Operating Expenses were 25.1% of sales in 9M 2021 compared to 29.4% of sales in 9M 2020. The operating expense percentage of sales declined in 3Q 2021 as a result of expenses increasing only 2.3% when sales increased 20.0%, and in 9M 2021 when Operating Expense increased only 2.2% when sales increased 19.8%.

Summary comparison of (USD) consolidated operating expenses:

	3Q 2021	3Q 2020	9M 2021	9M 2020
S&M Expense	$ 324	$ 352	$ 1,071	$ 1,195
R&D Expense	126	125	385	375
G&A Expense	2,524	2,432	7,598	7,285
Total Operating Expenses:	$ 2,974	$ 2,909	$ 9,054	$ 8,855

A weaker USD helped increase consolidated USD sales in 2021, but it also helped increase the USD-denominated operating expenses of UTMD’s foreign subsidiaries by $49 in 3Q 2021 and $221 in 9M 2021. In “constant currency” terms, operating expenses in 3Q and 9M 2021 were almost the same as in the prior year:

	3Q 2021 const FX	3Q 2020	9M 2021 const FX	9M 2020
S&M Expense	$ 321	$ 352	$ 1,049	$ 1,195
R&D Expense	126	125	384	375
G&A Expense	2,478	2,432	7,400	7,285
Total Operating Expenses:	$ 2,925	$ 2,909	$ 8,833	$ 8,855

The following lower operating expense ratios in 2021 were essentially due to higher sales, rather than the change in actual expenses.

S&M expenses were 2.6% of sales in 3Q 2021 and 3.4% of sales in 3Q 2020.  S&M expenses were 3.0% of sales in 9M 2021 compared to 4.0% of sales in 9M 2020.  Somewhat lower actual S&M expenses were due primarily to one less sales person in the U.S.

R&D expenses were 1.0% of sales in 3Q 2021 compared to 1.2% of sales in 3Q 2020.  R&D expenses in 9M 2021 were 1.1% of sales compared to 1.2% of sales in 9M 2020.  R&D expenses varied only by specific project expenses.

Consolidated G&A expenses were 20.1% of sales in 3Q 2021 compared to 23.2% of sales in 3Q 2020.  Consolidated G&A expenses were 21.0% of sales in 9M 2021 compared to 24.2% of sales in 9M 2020.  G&A expenses included non-cash expense from the amortization of IIA resulting from the March 2011 Femcare Group Ltd (UK) acquisition and the amortization of IIA from the purchase of the CSI exclusive Filshie devices U.S. distribution rights effective in February 2019.

The initial amount of IIA for the 2011 Femcare UK purchase was £23,998.  After 10.5 years of amortization, the IIA balance is £7,094.  For 3Q 2021 and 3Q 2020, the IIA amortization expenses were £397 and £399 respectively.  For 9M 2021 and 9M 2020, the IIA amortization expenses were £1,193 and £1,196 respectively. The USD amortization expense amount in each period, however, varied according to the USD/GBP FX rate which explains the differences in IIA amortization expenses in the table below.

The initial amount of IIA for the 2019 acquisition of 4.75 years’ remaining exclusive U.S. Filshie device distribution rights from CSI was $21,000.  The straight-line amortization of this IIA is $1,105/ calendar quarter over the remaining 4.75 years of the prior distribution agreement. After 32 months of amortization, the CSI IIA balance as of September 30, 2021 is $9,211.  The CSI IIA amortization expenses were the same in both years’ 3Q and 9M periods.

Because the IIA amortization expenses represent a significant portion of UTMD’s G&A expenses, UTMD provides the following table that separates the IIA amortization expenses from all other G&A expenses:

	3Q 2021	3Q 2020	9M 2021	9M 2020
IIA amortization expense	$ 1,653	$ 1,621	$ 4,969	$ 4,839
All other G&A expense	871	811	2,629	2,445
Total G&A Expenses:	$ 2,524	$ 2,432	$ 7,598	$ 7,284

Percent of Sales:	3Q 2021	3Q 2020	9M 2021	9M 2020
IIA amortization expense	13.1%	15.5%	13.7%	16.0%
All other G&A expense	7.0%	7.7%	7.3%	8.1%
Total G&A Expenses:	20.1%	23.2%	21.0%	24.1%

Eventually, when the two Filshie-related IIA balances are fully amortized, stockholders can look forward to a substantial increase in EBT. The Femcare acquisition IIA amortization expense has 4.5 more years to run at about $547 per quarter using the same USD/GBP FX rate as in 3Q 2021.  The CSI IIA amortization expense has 2.1 more years to run at $1,105 per quarter.  Stockholders will appreciate that, although cash flow will not be affected, annualized reported EPS will increase $.90 after another 2.1 years, based on current shares outstanding and if current U.S. and Utah income tax rates remain the same. Similarly, after another 4.5 years annualized EPS would be $1.35 higher based on current shares outstanding and a 25% income tax rate in the UK beginning in April 2023.

Other G&A expenses were higher in both periods primarily because UTMD’s CEO took 50% salary in 2020, and 2021 employee profit-sharing bonuses based on the projected 2021 annual EBT have been accrued at a higher rate than in 2020.

In summary, Operating Income in 3Q 2021 was $5,098 (40.6% of sales) compared to $3,588 (34.2% of sales) in 3Q 2020.  Operating Income in 9M 2021 was $13,750 (38.0% of sales) compared to $9,428 (31.3% of sales) in 9M 2020.  A higher GPM on higher sales in 2021 was leveraged further by lower Operating Expenses as a ratio of sales.

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

UTMD’s net non-operating income in 3Q 2021 was $59 compared to less than $1 in 3Q 2020.  Net non-operating income in 9M 2021 was $130 compared to $126 in 9M 2020.

In 3Q 2021 and 3Q 2020, losses from remeasurement of the value of foreign currency bank balances were negligible in both periods. In 9M 2021, UTMD recognized a $13 loss from remeasurement of the value of foreign currency bank balances compared to a $41 gain in 9M 2020.  Royalties received were $10 in 3Q 2021 compared to $5 in 3Q 2020, and $10  in 9M 2021 compared to $10 in 9M 2020. Interest earned on cash balances were $6 and $31 in 3Q and 9M 2021 respectively, compared to interest of $2 and $64 in 3Q and 9M 2020 respectively.

f)Income Before Income Taxes (EBT)

EBT results from subtracting net non-operating expense or adding net non-operating income from or to, as applicable, Operating Income.  Consolidated 3Q 2021 EBT was $5,157 (41.0% of sales) compared to $3,588 (34.2% of sales) in 3Q 2020.  Consolidated 9M 2021 EBT was $13,880 (38.4% of sales) compared to $9,553 (31.7% of sales) in 9M 2020.

The EBT of Utah Medical Products, Inc. in the U.S. was $8,736 in 9M 2021 compared to $6,469 in 9M 2020. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 4,662 in 9M 2021 compared to EUR 2,393 in 9M 2020. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP (361) in 9M 2021 compared to GBP (297) in 9M 2020. The EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 450 in 9M 2021 compared to CAD 565 in 9M 2020.  The EBT of UTMD’s manufacturing subsidiaries varies as a result of intercompany shipments which are eliminated in the consolidation of results.

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

Component of EBITDA	3Q 2021	3Q 2020	Change	9M 2021	9M 2020	Change
EBT	$ 5,157	$ 3,588	+43.7%	$ 13,880	$ 9,553	+45.3%
Depreciation of fixed assets	157	160		483	495
Amortization of patent expenses	9	12		27	37
Amortization of Femcare IIA	548	517		1,653	1,523
Amortization of CSI distribution agreement IIA	1,105	1,105		3,316	3,316
Stock option compensation expense	41	49		123	121
Remeasured currency (gains) or losses	7	2		13	(41)
Adjusted Consolidated EBITDA:	$ 7,024	$ 5,433	+29.3%	$19,495	$15,004	+29.9%

Management believes that the non-US GAAP EBITDA improvement is more indicative of UTMD’s recovery from the COVID-19 negative impact on UTMD’s 2020 operating results than the change represented by EBT.

g)Net Income

Net Income is EBT minus a provision for income taxes.  Net Income in 3Q 2021 was $4,206 (33.5% of sales) compared to $2,933 (28.0% of sales) in 3Q 2020.    The average consolidated income tax provision (as a % of EBT) in 3Q 2021 was 18.4% compared to 18.3% in 3Q 2020.

Net Income in 9M 2021 was $10,656 (29.5% of sales) compared to Net Income of $7,386 (24.5% of sales) in 9M 2020.  Net Income in 9M 2021 included a 2Q 2021 unfavorable $390 tax provision increase for a future UK income tax increase on non-deductible IIA amortization expense beginning in 2023.  Net Income in 9M 2020 included a 2Q 2020 unfavorable $225 tax provision increase for a future UK income tax increase on non-deductible IIA amortization expense over the ensuing six years.  The average consolidated income tax provisions (as a % of EBT) in 9M 2021 and 9M 2020 were 23.2% and 22.7%, respectively.

h)Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).

Diluted EPS in 3Q 2021 were $1.150 compared to $.803 in 3Q 2020.  Diluted US GAAP EPS in 9M 2021 were $2.915 compared to $2.008 in 9M 2020.  According to U.S. GAAP, the UK tax law change in 2Q 2021 which increased UTMD’s deferred tax liability as a result of the UK corporate tax rate increasing to 25% in 2023, and the UK tax law change in 2Q 2020, resulted in income tax provision increases in both the 2Q 2021 and the 2Q 2020 income statements. Without the $390 tax provision adjustment in 2Q 2021, 9M 2021 non-US GAAP EPS were $3.021.  Without the $225 tax provision adjustment in 2Q 2020, 9M 2020 non-US GAAP EPS were $2.069.

Diluted shares were 3,657,733 in 3Q 2021 compared to 3,653,500 in 3Q 2020, and 3,656,255 in 9M 2021 compared to 3,678,210 in 9M 2020.  The differences in diluted shares resulted from employee option exercises, shares repurchased during 2020, an employee option award in 2020, and the time-weighted calculation of outstanding shares and options “in the money” at an average applicable period stock price. The number of shares added as a dilution factor in 3Q 2021 was 10,933 compared to 11,130 in 3Q 2020. The number of shares added as a dilution factor in 9M 2021 was 10,685 compared to 14,514 in 9M 2020.  In March 2020, 26,300 option shares were awarded to 48 employees at an exercise price of $77.05 per share. No options have been awarded in 2021.  In March 2020, UTMD repurchased 80,000 of its shares in the open market at $80.32/ share. In September 2020, UTMD repurchased 7,000 of its shares in the open market at $78.67/ share.  The total 87,000 shares repurchased in 9M 2020 were at an average price of $80.19/ share.  No shares have been repurchased in 2021. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders.

Outstanding shares at the end of 3Q 2021 were 3,648,984 compared to 3,643,035 at the end of calendar year 2020. The difference was due to employee option exercises of 5,949 shares during 9M 2021. Outstanding shares were 3,640,371 one year ago at the end of 3Q 2020. The number of shares used for calculating diluted EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at September 30, 2021 was 59,869 at an average exercise price of $68.74, including shares awarded but not yet vested. This compares to 71,700 unexercised option shares at the end of 3Q 2020 at an average exercise price of $65.80/ share, including shares awarded but not yet vested.

UTMD distributed $1,039 ($0.285/share) in dividends to stockholders in 3Q 2021 compared to $1,020 ($0.280/ share) distributed in 3Q 2020. Dividends paid to stockholders during 3Q 2021 were 25% of 3Q 2021 Net Income.  UTMD paid $3,116 ($0.285/share) in dividends to stockholders in 9M 2021 compared to $3,097 ($0.280/ share) paid in 9M 2020. Dividends paid to stockholders during 9M 2021 were 28% of 9M 2021 Net Income.

i) Return on Stockholder Equity (ROE) and Stock Value

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  After payment of cash dividends to stockholders, annualized ROE in 9M 2021 was 10% compared to annualized ROE of 6% in 9M 2020. Before the payment of dividends, annualized ROE in 9M 2021 was 14% compared to 10% in 9M 2020. The higher ROE in 9M 2021 was due to a 7% increase in average accumulated stockholders’ equity together with a 44% decrease in Net Income. Targeting a high ROE of 20% (before dividends) remains a key financial objective for UTMD management.

UTMD’s closing share price at the end of 3Q 2021 was $92.84, up 10% from the $84.30 closing price at the end of 2020.  The closing share price at the end of 3Q 2020 was $79.87.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $16,217 in 9M 2021 compared to $14,359 in 9M 2020.  The $1,857 higher cash provided by operating activities in 9M 2021 was due primarily to differences from $3,271 higher net income offset by greater net $1,269 decreases in working capital from 1) $926 decreased trade accounts receivable and inventories compared to a $1,184 increase in 9M 2020, yielding a $2,110 lower working capital change difference in the two periods, and 2) a $1,053 increase in accounts payable and accrued expenses compared to a $212 increase in 9M 2020, yielding a $841 higher working capital change difference in the two periods.

Capital expenditures for property and equipment (PP&E) were $299 in 9M 2021 compared to $806 in 9M 2020.  The higher capital expenditures in 2020 were due to a new roof on the Midvale facility and investment in new manufacturing capabilities in Ireland.  There were no capital expenditures for intangible assets in either 9M 2021 or 9M 2020.

UTMD made cash dividend payments of $3,116 in 9M 2021 compared to $3,097 in 9M 2020.  There were no share repurchases in 9M 2021.  The Company used $6,976 of its cash to repurchase 87,000 of its own shares in 9M 2020.

In 9M 2021 the Company received $281 and issued 5,949 shares of stock on the exercise of employee and director stock options. Option exercises in 9M 2021 were at an average price of $47.25 per share. In comparison, in 9M 2020, UTMD received $282 and issued 5,614 shares of its stock upon the exercise of employee and director stock options. Option exercises in 9M 2020 were at an average price of $50.15 per share.

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

k)Assets and Liabilities

September 30, 2021 total consolidated assets were $119,752, a net increase of $8,007 from December 31, 2020. Primarily as a result of the increase in cash, consolidated current assets increased $13,584. The total asset increase was due to a $12,731 increase in cash plus a $749 increase in net accounts and other receivables, a $77 increase in inventories and a $27 increase in other current assets, offset by decreases of $5,183 in Net Intangible Assets and $394 in net consolidated Property, Plant and Equipment (PP&E).  The decreases in Net Intangibles and PP&E were due to a combination of depreciation exceeding new purchases and amortization of Intangibles combined with changes in FX rates for OUS assets.

UTMD’s Ireland subsidiary EUR-denominated assets and liabilities on September 30, 2021 were translated into USD at an FX rate 5.3% lower (weaker EUR relative to the USD) than the FX rate at the end of 2020. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 1.4% lower (weaker GBP) than the FX rate at the end of 2020.  UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 6.2% lower (weaker AUD) than the FX rate at the end of 2020.  UTMD’s Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 0.6% higher (stronger CAD) than the FX rate at the end of 2020.  The net book value of PP&E declined $394 at September 30, 2021 from the end of 2020 due to the period-ending changed FX rates above, $299 in new asset purchases and $483 in depreciation.

Working capital (current assets minus current liabilities) was $70,830 at September 30, 2021 compared to $58,471 at December 31, 2020. The whole source of the working capital increase was from an increase of $12,731 in cash.  Consolidated receivables and inventories increased $749 and $77, respectively, but current liabilities also increased $1,225.  The current liabilities of accounts payable and accrued liabilities increased $238 and $986 respectively, due to higher sales/production activity and higher accrued income taxes.  UTMD management believes that its working capital remains sufficient to meet normal operating needs, new capital expenditures and continued cash dividend payments to stockholders.

September 30, 2021 net intangible assets (goodwill plus other intangible assets less amortization) declined $5,183 from the end of 2020.  No new intangible assets were acquired in 9M 2021.  At September 30, 2021, net intangible assets including goodwill were 28% of total consolidated assets compared to 34% at year-end 2020, and 36% at September 30, 2020.

The long term deferred tax liability (DTL) balance for Femcare IIA ($9,084 on the date of the acquisition) was $2,196 (£1,630) at September 30, 2021, compared to $2,151 (£1,575) at December 31, 2020, and $2,132 (£1,650) at September 30, 2020.  Reduction of the DTL occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare IIA (because the amortization expense is not tax deductible in the UK). The DTL increased $45 at September 30, 2021 from December 31, 2020, despite 9M 2021 amortization expense of $1,654, which reduced the DTL balance by $314 (using UK tax rate = 19%). The difference was due to a UK tax law change enacted in 2Q 2021 which increased the DTL balance by $390 (£283), combined with a change in ending FX rates. The UK increased its corporate income tax rate from 19% to 25% beginning April 1, 2023, which affects non-deductible amortization expense after March 31, 2023. (The $390 increase in deferred UK taxes was booked in the 2Q 2021 tax provision, reducing 9M 2021 net income $390.)

UTMD’s total debt ratio (total liabilities/ total assets) as of September 30, 2021 was 8%, including a remaining $2,047 REPAT tax liability payable over another four years.  The total debt ratio as of December 31, 2020, as well as of September 30, 2020, was also 8%.

The $8,007 increase in total liabilities and stockholders’ equity (same as in total assets) was primarily due to a $7,158 September 30, 2021 ending increase in stockholders’ equity compared to December 31, 2020. Stockholders’ equity was increased during 9M 2021 by $10,656 US GAAP Net Profit minus $3,116 in dividends paid to stockholders.

l)Management's Outlook

As outlined in its December 31, 2020 SEC 10-K report, UTMD’s general plan for 2021 was to

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

The Company has recovered better than expected from the COVID-19 pandemic, exceeding targeted 2019 financial performance prior to the pandemic.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8638, .8178 and .8529 EUR per USD as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively.  Exchange rates were .7425, .7318 and .7741 GBP per USD as of September 30, 2021, December 31, 2020 and September 30, 2020, respectively.  Exchange rates were 1.3834, 1.2974 and 1.3964 AUD per USD on September 30, 2021, December 31, 2020, and September 30, 2020, respectively.  Exchange rates were 1.2673, 1.2754, and 1.3323 CAD per USD on September 30, 2021, December 31, 2020, and September 30, 2020, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2021. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 9M 2021. During 9M 2020 UTMD purchased 87,000 of its shares in the open market for $6,976 including commissions and fees.

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        11/12/21                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        11/12/21                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer