Form 10-Q
period 2022-03-31
UTAH MEDICAL PRODUCTS INC
filed 2022-05-11
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 10, 2022: 3,644,987.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2022 AND DECEMBER 31, 2021
(in thousands)
	(unaudited)	(audited)
	MARCH 31, 2022	DECEMBER 31, 2021
ASSETS
Current assets:
Cash & Investments	$ 65,873	$ 60,974
Accounts & other receivables, net	5,720	5,132
Inventories	7,367	6,596
Other current assets	520	456
Total current assets	79,480	73,158
Property and equipment, net	10,562	10,618
Operating lease – right-of-use assets, net	435	449
Goodwill	13,903	14,098
Other intangible assets	54,942	55,865
Other intangible assets - accumulated amortization	(39,519)	(38,552)
Other intangible assets, net	15,423	17,313
Total assets	$ 119,803	$ 115,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,454	$ 761
Accrued expenses	4,644	2,984
Total current liabilities	6,098	3,745
Deferred tax liability – Femcare IIA	1,675	2,105
Other long term liabilities	1,946	1,675
Operating lease liability	382	396
Deferred income taxes	534	577
Total liabilities	10,635	8,498

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued and outstanding - March 31, 2022, 3,655 shares and December 31, 2021, 3,655 shares	37	37
Accumulated other comprehensive loss	(9,560)	(9,054)
Additional paid-in capital	903	841
Retained earnings	117,788	115,314
Total stockholders' equity	109,168	107,138

Total liabilities and stockholders' equity	$ 119,803	$ 115,636

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021
(in thousands, except per share amounts - unaudited)
	THREE MONTHS ENDED MARCH 31,
	2022	2021
Sales, net	$ 12,323	$ 10,964

Cost of goods sold	4,790	4,017
Gross profit	7,533	6,947

Operating expense
Selling, general and administrative	2,888	2,929
Research & development	123	130
Total operating expenses	3,011	3,059
Operating income	4,522	3,888

Other income	8	10
Income before provision for income taxes	4,530	3,898

Provision for income taxes	996	874
Net income	$ 3,534	$ 3,024

Earnings per common share (basic)	$ 0.97	$ 0.83

Earnings per common share (diluted)	$ 0.96	$ 0.83

Shares outstanding (basic)	3,655	3,644

Shares outstanding (diluted)	3,665	3,655

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ (506)	$ (54)
Total comprehensive income	$ 3,028	$ 2,970

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021
(in thousands - unaudited)
	THREE MONTHS ENDED MARCH 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,534	$ 3,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	149	163
Amortization	1,646	1,664
Provision for losses on accounts receivable	8	2
Amortization of right-of-use assets	14	10
Deferred income taxes	(144)	(208)
Stock-based compensation expense	43	41
Tax benefit attributable to exercise of stock options	-	5
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(578)	(71)
Inventories	(809)	207
Prepaid expenses and other current assets	(109)	(109)
Accounts payable	695	51
Accrued expenses	597	754
Total adjustments	1,512	2,509
Net cash provided by operating activities	5,046	5,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(237)	(10)
Net cash used in investing activities	(237)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	19	89
Payment of dividends	-	(1,038)
Net cash provided by/(used in) financing activities	19	(949)

Effect of exchange rate changes on cash	71	(131)
Net increase in cash and cash equivalents	4,899	4,443
Cash at beginning of period	60,974	51,590
Cash at end of period	$ 65,873	$ 56,033

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 82	$ 153
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021
(in thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2021	3,655	$ 37	$ 841	$ (9,054)	$ 115,314	$ 107,138
Shares issued upon exercise of employee stock options for cash	-	-	19	-	-	19
Stock option compensation expense	-	-	43	-	-	43
Foreign currency translation adjustment	-	-	-	(506)	-	(506)
Common stock dividends	-	-	-	-	(1,060)	(1,060)
Net income	-	-	-	-	3,534	3,534
Balance at March 31, 2022	3,655	$ 37	$ 903	$ (9,560)	$ 117,788	$ 109,168

Balance at December 31, 2020	3,643	$ 36	$ 115	$ (8,281)	$ 110,952	$ 102,822
Shares issued upon exercise of employee stock options for cash	3	-	89	-	-	89
Stock option compensation expense	-	-	41	-	-	41
Foreign currency translation adjustment	-	-	-	(54)	-	(54)
Common stock dividends	-	-	-	-	(1,039)	(1,039)
Net income	-	-	-	-	3,024	3,024
Balance at March 31, 2021	3,646	$ 36	$ 245	$ (8,335)	$ 112,937	$ 104,883

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1) The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2021.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

(2) Recent Accounting Standards.

The Company has determined that recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

(3) Inventories at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
Finished goods	$1,713	$1,468
Work-in-process	1,620	1,398
Raw materials	4,034	3,730
Total	$7,367	$6,596

(4) Stock-Based Compensation. At March 31, 2022, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2022 and 2021, the Company recognized $43 and $41, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2021 or March 31, 2022.

(6)  1Q 2022 global revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$923	$126	$1,049
Gynecology/Electrosurgery/Urology	2,580	2,522	5,102
Neonatal	1,582	291	1,873
Blood Pressure Monitoring and Accessories	2,899	1,400	4,299
Total	$7,984	$4,339	$12,323

(7) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie® Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019. The $21,000 purchase price represents an identifiable intangible asset which is being straight-line amortized and recognized as part of G&A expenses over the now 1.58 year remaining life of the prior CSI agreement with Femcare.

(8) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of first quarter 2022.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended
	March 31,
	2022	2021
Numerator
Net income	3,534	3,024

Denominator
Weighted average shares, basic	3,655	3,644
Dilutive effect of stock options	10	11
Diluted shares	3,665	3,655

Earnings per share, basic	$ 0.97	$ 0.83
Earnings per share, diluted	$ 0.96	$ 0.83

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2021 provided a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in the first quarter (1Q) of 2022 compared to 1Q 2021 were as follows:

	1Q 2022	1Q 2021	change
Net Sales	$ 12,323	$ 10,964	+12.4%
Gross Profit	7,533	6,947	+8.4%
Operating Income	4,522	3,887	+16.3%
Income Before Tax	4,530	3,898	+16.2%
Net Income	3,534	3,024	+16.9%
Earnings per Share	$ 0.964	$ 0.827	+16.6%

Profit margins in 1Q 2022 compared to 1Q 2021 follow:

	1Q 2022 (JAN – MAR)	1Q 2021 (JAN – MAR)
Gross Profit Margin (Gross Profit/ sales):	61.1%	63.4%
Operating Income Margin (Operating Income/ sales):	36.7%	35.5%
EBT Margin (Profits before Income Taxes/ sales):	36.8%	35.6%
Net Income Margin (Profit after Taxes/ sales):	28.7%	27.6%

Domestic sales in 1Q 2022 were up 18%, and sales outside the U.S. (OUS) were up 4%, compared to 1Q 2021.  Using the same foreign currency exchange (FX) rates for sales not invoiced in USD, i.e. in “constant currency” terms, sales outside the U.S. (OUS) were up 7%. Because 24% of consolidated sales were invoiced in foreign currencies, the change in FX rates for OUS sales did have an impact on period-to-period relative financial results. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1Q 2022 and 1Q 2021 follow:

	1Q 2022	1Q 2021	Change
GBP	1.339	1.379	(2.9%)
EUR	1.126	1.203	(6.4%)
AUD	0.724	0.773	(6.3%)
CAD	0.789	0.790	(0.1%)

The weighted-average negative impact on foreign currency sales was 5.0%, reducing reported USD sales by $152 relative to the same foreign currency sales in 1Q 2021.  In constant currency terms, total consolidated 1Q 2022 sales were up $1,512 (+14%).

Despite UTMD increasing the unit prices of its devices and components approximately 6% across-the-board, its 1Q 2022 Gross Profit Margin (GPM) suffered as the result of significantly higher incremental direct labor, direct materials and manufacturing overhead costs in the U.S.

UTMD’s Operating Income Margin benefitted from higher sales given that a significant portion of operating expenses are fixed. The $1,105 per quarter straight-line amortization of the $21,000 purchase price that UTMD paid CSI in early 2019 to acquire the remaining 4.75 years’ exclusive U.S. Filshie distribution rights was 9.0% of 1Q 2022 sales compared to 10.1% of 1Q 2021 sales. The purchase price of CSI’s remaining exclusive distribution rights was recognized as an identifiable intangible asset (IIA) which will be fully amortized in 3Q 2023. IIA amortization expense in total, including that remaining from the 2011 Femcare acquisition, which comprises a significant portion of General & Administrative (G&A) operating expenses, was 13.3% of 1Q 2022 consolidated sales compared to 15.1% of 1Q 2021 consolidated sales.  In other words, UTMD’s Operating Income Margin excluding IIA amortization expense was 50.0% in 1Q 2022 compared to 50.6% in 1Q 2021.

A comparison of 1Q period-to-period Income Before Tax (EBT) was consistent with the Operating Income comparison as 1Q 2022 non-operating income was $8 compared to $10 in 1Q 2021. UTMD’s Net Income Margin in 1Q 2022 was higher than in 1Q 2021 due to a combined income tax provision rate in 1Q 2022 that was 22.0% compared to 22.4% of EBT in 1Q 2021. The primary reason for the lower income tax provision rate was the distribution mix of subsidiary EBT.

UTMD’s March 31, 2022 Balance Sheet, in the absence of debt, remained strong.  Ending Cash and Investments were $65.9 million on March 31, 2022 compared to $61.0 million on December 31, 2021. Stockholders’ Equity was up $2.0 million in the first three month calendar period from December 31, 2021.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2022 and the end of 1Q 2021 follow:

	3-31-22	3-31-21	Change
GBP	1.315	1.380	(4.7%)
EUR	1.110	1.174	(5.5%)
AUD	0.750	0.761	(1.5%)
CAD	0.801	0.795	+0.7%

b)Revenues

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK, Canada, Australia and New Zealand, UTMD generally accepted orders directly from and shipped directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale during 1Q 2022. UTMD may have separate discounted pricing agreements with a specific clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made. For existing customers, past actual shipment volumes typically determine the fixed price by part number for the next agreement period of one year. For new customers, the customer’s best estimate of volume is usually accepted by UTMD for determining the ensuing fixed prices for the agreement period. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure that the selling price is fixed prior to the acceptance of a specific customer order.

Total consolidated 1Q 2022 UTMD sales were $1,360 (+12.4%) higher than in 1Q 2021. Constant currency sales were $1,512 (+13.8%) higher. U.S. domestic sales were 17.7% higher and OUS sales were 3.8% higher despite an average 5% stronger USD. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

Domestic sales in 1Q 2022 were $7,984 compared to $6,783 in 1Q 2021.  The components of domestic sales include 1) “direct sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie device sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “Filshie device sales”, manufactured by Femcare and distributed in the U.S. by UTMD.

1)Direct sales, representing 50% of total domestic sales, were $593 (+17.5%) higher in 1Q 2022 than in 1Q 2021.

2)OEM sales, representing 34% of total domestic sales, were $782 (+41.1%) higher.

3)Filshie device sales were $174 (11.7%) lower in 1Q 2022 compared to 1Q 2021.

OUS sales in 1Q 2022 were $4,339 compared to $4,181 in 1Q 2021. OUS sales invoiced in GBP, EUR, AUD and CAD currencies were $152 lower as a result of changes in FX rates resulting from an average 5% stronger USD.  In other words, constant currency OUS sales were $4,492, which was 7.4% higher than in 1Q 2021.  The foreign currency OUS sales in 1Q 2022 were $2,906, which was 67% of OUS sales and 24% of total consolidated worldwide (WW) sales.  Foreign currency OUS sales in 1Q 2021 were $3,032, which was 73% of OUS sales and 28% of total consolidated WW sales.

The following table provides USD consolidated sales amounts divided into general product categories for total worldwide sales and the subset of OUS sales:

WW revenues (USD) by product category:

	1Q 2022%		1Q 2021%
Obstetrics	$ 1,049	9	$ 1,018	9
Gynecology/ Electrosurgery/ Urology	5,102	41	5,127	47
Neonatal	1,873	15	1,587	15
Blood Pressure Monitoring and Accessories*	4,299	35	3,232	29
Total:	$ 12,323	100	$ 10,964	100

OUS revenues (USD) by product category:

	1Q 2022%		1Q 2021%
Obstetrics	$ 126	3	$ 114	3
Gynecology/ Electrosurgery/ Urology	2,522	58	2,513	60
Neonatal	291	7	414	10
Blood Pressure Monitoring and Accessories*	1,400	32	1,140	27
Total:	$ 4,339	100	$ 4,181	100

*includes molded components sold to OEM customers.

c)Gross Profit

Gross Profit results from subtracting the costs of manufacturing and shipping products to customers. UTMD’s Gross Profit was $586 (+8.4%) higher in 1Q 2022 than in 1Q 2021.  Gross Profit did not increase as much as revenues due primarily to the increases in raw material and incoming freight costs exceeding 20%. In addition, about half of the lower Gross Profit Margin in 1Q 2022 was due to an unfavorable experience in U.S. employee medical costs, for which UTMD self-insures. Otherwise, the Company maintained the productivity of its direct labor and manufacturing overhead costs as a result of raising product prices.

d)Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit. Operating Expenses are comprised of G&A expenses, sales and marketing (S&M) expenses and product development (R&D) expenses.  Consolidated Operating Expenses were $3,010 in 1Q 2022 (24.4% of sales) compared to $3,059 in 1Q 2021 (27.9% of sales).  Ignoring the portion of Operating Expenses that were non-cash IIA amortization expenses, Operating Expenses in 1Q 2022 were 11.1% of consolidated sales compared to 12.8% of sales in 1Q 2021.  A stronger USD in this instance helped Operating Income performance by reducing OUS Operating Expenses in USD terms by $33, comprised of reducing IIA amortization expense by $16 and all other OUS Operating Expenses by $17.

Consolidated G&A expenses were $2,551 (20.7% of sales) in 1Q 2022 compared to $2,545 (23.2% of sales) in 1Q 2021. The G&A expenses in 1Q 2022 included $532 (4.3% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which were $550 (5.0% of sales) in 1Q 2021.  The lower USD IIA amortization expense was mainly the result of a stronger USD, as the Femcare amortization expense in GBP was only £1 lower in 1Q 2022 compared to 1Q 2021. In addition, G&A expenses in both periods included $1,105 IIA amortization expense resulting from the purchase of the CSI remaining U.S. exclusive Filshie distribution rights, which represented 9.0% of 1Q 2022 sales compared to 10.1% of 1Q 2021 sales.  Excluding the non-cash IIA amortization expenses, G&A expenses were $914 (7.4% of sales) in 1Q 2022 compared to $890 (8.1% of sales) in 1Q 2021.  The change in FX rates reduced 1Q 2022 OUS G&A expenses by $28, comprised of reducing IIA amortization expense by $16 and all other G&A expenses by $12.

S&M expenses were $336 (2.7% of sales) in 1Q 2022 compared to $384 (3.5% of sales) in 1Q 2021.  The change in FX rates reduced 1Q 2022 OUS S&M expenses by $5.

R&D expenses in 1Q 2022 were $123 (1.0% of sales) compared to $130 (1.2% of sales) in 1Q 2021. Since all R&D expense was incurred in the U.S., there was no FX impact.

Summary comparison of (USD) consolidated Operating Expenses:

	1Q 2022	1Q 2021
S&M Expense	$ 336	$ 384
R&D Expense	123	130
G&A Expense:
CSI IIA amortization	1,105	1,105
Femcare IIA amortization	532	550
All Other G&A Expenses	914	890
Total Operating Expenses:	$ 3,010	$ 3,059

In summary, Operating Income in 1Q 2022 was $4,522 (36.7% of sales) compared to $3,887 (35.5% of sales) in 1Q 2021.  The greater absorption of relatively fixed Operating Expenses allowed expansion of an 8% growth in Gross Profit to a 16% increase in Operating Income.

e)Non-operating expense/ Non-operating income

Net non-operating expense, or net non-operating income, results from the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income, royalties received from licensing the Company’s technology and other miscellaneous income.  Net non-operating income in 1Q 2022 was $8 compared to $10 in 1Q 2021.  The primary difference, despite higher cash balances in 1Q 2022 compared to 1Q 2021, was due to the fact that UTMD received $68 less in investment and other miscellaneous income. UTMD received $54 higher non-operating income in 1Q 2022 from renting underutilized property compared to 1Q 2021, and $5 higher non-operating income from royalties. UTMD realized a loss of $3 at the end of 1Q 2022 from remeasurement of foreign currency bank balances compared to a $10 loss at the end of 1Q 2021.

f)Income Before Income Taxes (EBT)

EBT results from adding Non-operating income to Operating Income. Consolidated 1Q 2022 EBT was $4,530 (36.8% of sales) compared to $3,898 (35.6% of sales) in 1Q 2021. The $632 (+16.2%) higher 1Q 2022 EBT compared to 1Q 2021 was consistent with the higher Operating Income.

The EBT of Utah Medical Products, Inc. in the U.S. was $2,916 in 1Q 2022 compared to $2,453 in 1Q 2021. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 1,806 in 1Q 2022 compared to EUR 1,731 in 1Q 2021. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP (159) in 1Q 2022 compared to GBP (231) in 1Q 2021. The 1Q 2022 EBT of Utah Medical Products Canada, Inc. was CAD 154 in 1Q 2022 compared to CAD 150 in 1Q 2021.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments.  Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2022 consolidated EBT excluding the remeasured bank balance currency loss and interest expense (“adjusted consolidated EBITDA”) was $6,371 compared to $5,776 in 1Q 2021.  UTMD’s adjusted consolidated EBITDA as a percentage of sales was 51.7% in 1Q 2022 compared to 52.7% in 1Q 2021.  The slightly lower EBITDA percent of sales was due to the lower Gross Profit Margin.  Management believes that this operating metric provides meaningful supplemental information to both management and investors and confirms UTMD’s continued excellent financial operating performance.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	1Q 2022	1Q 2021
EBT	$ 4,530	$ 3,898
Depreciation Expense	149	163
Femcare IIA Amortization Expense	532	550
CSI IIA Amortization Expense	1,105	1,105
Other Non-Cash Amortization Expense	9	9
Stock Option Compensation Expense	43	41
Interest Expense	-	-
Remeasured Foreign Currency Balances	3	10
UTMD non-US GAAP EBITDA:	$ 6,371	$ 5,776

g)Net Income

Net Income in 1Q 2022 of $3,534 was 16.9% higher than the Net Income of $3,024 in 1Q 2021. UTMD’s Net Income Margin, which is Net Income divided by consolidated sales, was 28.7% in 1Q 2022 and 27.6% in 1Q 2021. The average consolidated income tax provision rates (as a % of EBT) in 1Q 2022 and 1Q 2021 were 22.0% and 22.4%, respectively. The slightly lower provision rate resulted from the distribution mix of EBT of UTMD’s subsidiaries subject to differing income tax rates. The basic tax rates in each of the sovereignties were the same as in the prior year.

h)  Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the weighted average number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).

Diluted EPS in 1Q 2022 were 16.6% higher than in 1Q 2021, consistent with the increase in Net Income because diluted shares used to calculate EPS were only slightly higher. Diluted shares were 3,664,915 in 1Q 2022 compared to 3,655,256 in 1Q 2021.  The slightly higher diluted shares in 1Q 2022 were the result of employee option exercises during the previous four calendar quarters offset by a slightly lower dilution factor for unexercised options. The number of shares added as a dilution factor in 1Q 2022 was 10,125 compared to 11,168 in 1Q 2021.

Outstanding shares at the end of 1Q 2022 were 3,654,987 compared to 3,654,737 at the end of calendar year 2021. The difference was due to employee option exercises during 1Q 2022. Outstanding shares were 3,645,760 at the end of 1Q 2021. The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at March 31, 2022 was 51,283 at an average exercise price of $69.17, including shares awarded but not yet vested.  This compares to 51,858 unexercised option shares at the end of 2021 at an average exercise price of $69.24/ share, including shares awarded but not vested. No options were awarded in 1Q 2022 or in all of calendar year 2021.

UTMD did not pay a cash dividend to stockholders in 1Q 2022 because the special $7,309 ($2.00/share) dividend, which was declared in 4Q 2021, was paid in December before the end of the 2021 calendar year instead of in January 2022. In 1Q 2021, a $1,038 ($0.285/ share) dividend, which was declared in 4Q 2020, was paid to stockholders.

During 1Q 2022 and all of calendar year 2021, UTMD did not repurchase its shares. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders. UTMD’s closing share price at the end of 1Q 2022 was $89.86, down 10% from the $100.00 closing price at the end of 2021.  The closing share price at the end of 1Q 2021 was $86.60.

i) Return on Equity (ROE)

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated Stockholders’ Equity for the applicable time period. Annualized ROE (before stockholder dividends) in 1Q 2022 was 13% and in 1Q 2021 was 12%.  The higher ROE in 1Q 2022 was due to 17% higher Net Income divided by 4% higher average Stockholders’ Equity. Targeting a high ROE of 20% remains a key financial objective for UTMD management.  ROE can be increased by increasing Net Income, and/or by reducing Stockholders’ Equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $5,046 in 1Q 2022 compared to $5,533 in 1Q 2021.  Net Income provided $511 more to cash in 1Q 2022 than in 1Q 2021.  Other differences in cash provided during the two periods were a $643 higher increase in accounts payable and a $157 lower increase in accrued expenses, offset by an $809 increase in inventories compared to a $207 decrease in 1Q 2021 and a $521 greater increase in trade accounts receivable.

Capital expenditures for property and equipment (PP&E) were $237 in 1Q 2022 compared to $10 in 1Q 2021 as UTMD continues to invest in equipment for manufacturing specialized pressure transducers for its bio-pharmaceutical OEM customer.  During the remainder of 2022, UTMD intends to make additional investments in increasing capacity for the same OEM customer. Depreciation of PP&E was $149 in 1Q 2022 compared to $163 in 1Q 2021.

Cash dividends paid to stockholders in 1Q 2022 were zero compared to $1,038 in 1Q 2021 because the special $7,309 dividend declared in 4Q 2021 was paid in December 2021 instead of in January 2022.

In 1Q 2022, UTMD received $19 and issued 250 shares of its stock upon the exercise of employee stock options.  Option exercises in 1Q 2022 were at an average price of $76.33 per share.  In comparison, in 1Q 2021 UTMD received $89 and issued 2,725 shares of its stock upon the exercise of employee stock options.  Option exercises in 1Q 2021 were at an average price of $32.59 per share.

Management believes that current cash balances, income from operations and effective management of working capital will provide the liquidity needed to meet the challenges of the current economic environment in achieving operating objectives, to maintain the capability to make opportunistic investments that will provide for growth in future profits and to continue to allocate capital in a way that will maximize stockholder value over time. During the remainder of 2022 the Company may utilize cash not needed to support normal operations in one or a combination of the following: 1) in general, to continue to invest at an opportune time in ways that will enhance future profitability; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

k)Assets and Liabilities

UTMD’s March 31, 2022 Balance Sheet, in the absence of debt, continued to strengthen.

March 31, 2022 total consolidated assets increased $4,167 from December 31, 2021 to $119,803. The increase was due to a $4,898 increase in cash and investments and a $1,425 increase in current assets other than cash, offset by $70 lower net fixed assets (property, plant and equipment) and $2,086 lower net intangible assets.

The increase in cash was due to cash generated from operations and the fact that a dividend to stockholders normally paid in 1Q 2022 was paid in 4Q 2021, lowering 2021 year-end cash, plus some changes in working capital. Current assets as a whole increased $6,323 while current liabilities as a whole increased $2,353, yielding a $3,970 increase in working capital to $73,383.  The increase in current assets other than cash resulted primarily from a $589 increase in receivables and a $771 increase in consolidated inventories. Average inventory turns were 2.7 in 1Q 2022 compared to 2.8 for the 2021 year.  Accounts receivable increased $589 due to slower collections with the average age of trade receivables at 42 days from date of invoice at March 31, 2022 compared to 36 days at December 31, 2021.  Despite the working capital increase, UTMD’s extraordinary 19.5 current ratio at December 31, 2021 declined to 13.0 at March 31, 2022 primarily due to current assets which increased 9% when current liabilities increased 63%.  The much higher current liability increase resulted from a lower accrued liabilities balance on December 31, 2021 from the early payment of a stockholder dividend before the end of 2021, and a much higher accounts payable balance on March 31, 2022 from building inventory to hedge against supply chain disruption.

The $70 lower net fixed assets at March 31, 2022 compared to December 31, 2021 resulted from $237 in capital expenditures, $149 in depreciation and the impact of the period-to-period foreign currency exchange (FX) rates for assets OUS.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2022 and the end of 2021 follow:

	3-31-22	12-31-21	Change
GBP	1.315	1.354	(2.8%)
EUR	1.110	1.138	(2.5%)
AUD	0.750	0.727	3.2%
CAD	0.801	0.790	1.4%

At March 31, 2022, net Intangible Assets decreased to 24.5% of total consolidated assets from 27.2% on December 31, 2021 because of the 1Q 2022 $1,646 amortization of identifiable intangibles, a lower FX rate for remaining GBP intangible assets in the UK and aided by higher period end total asset denominator.

Current liabilities increased $2,353 as a result of a $1,660 increase in accrued liabilities and a $693 increase in accounts payable. Long term liabilities declined $216 to $4,537 primarily as a result of $159 lower deferred tax liability for the Femcare Ltd GBP IIA to $1,946 at March 31, 2022 compared to $9,084 on the date of the 2011 acquisition. Reduction of the deferred tax liability occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare Ltd IIA. UTMD’s total debt ratio (total liabilities/total assets) as of March 31, 2022 was 8.9% compared to 7.3% as of December 31, 2021.

l)Management's Outlook

Based on the first quarter of 2022 results, UTMD expects to achieve its plan for 2022 as a whole, as described in its 2021 Form SEC 10-K.  UTMD’s objectives for 2022 remain to

1)exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9013, .8790 and .8515 EUR per USD as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.  Exchange rates were .7603, .7388, and .7247 GBP per USD as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.  Exchange rates were 1.3338, 1.3759 and 1.3135 AUD per USD on March 31, 2022, December 31, 2021 and March 31, 2021, respectively.  Exchange rates were 1.2483, 1.2656, and 1.2571 CAD per USD on March 31, 2022, December 31, 2021, and March 31, 2021 respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2022. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

UTMD is a party from time to time in litigation incidental to its business. The Company believes that the outcome of present litigation will not be material to its financial results.

Item 1A. Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

The COVID-19 pandemic could continue to disrupt UTMD’s supply chain or interfere with normal business operations due to continued loss of employee availability and higher input costs..

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 1Q 2022 or year 2021.

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        5/11/22                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        5/11/22                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer