Form 10-Q
period 2022-06-30
UTAH MEDICAL PRODUCTS INC
filed 2022-08-12
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 11, 2022: 3,624,932.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2022 AND DECEMBER 31, 2021
(in thousands)
	(unaudited)	(audited)
	JUNE 30, 2022	DECEMBER 31, 2021
ASSETS
Current assets:
Cash & investments	$ 66,224	$ 60,974
Accounts & other receivables, net	4,938	5,132
Inventories	7,338	6,596
Other current assets	453	456
Total current assets	78,953	73,158
Property and equipment, net	10,171	10,618
Operating lease – right-of-use assets, net	420	449
Goodwill	13,396	14,098
Other intangible assets	52,560	55,865
Other intangible assets - accumulated amortization	(39,351)	(38,552)
Other intangible assets, net	13,209	17,313
Total assets	$ 116,149	$ 115,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 818	$ 761
Accrued expenses	3,621	2,984
Total current liabilities	4,439	3,745
Deferred tax liability – Femcare IIA	1,707	2,105
Other long term liabilities	1,675	1,675
Operating lease liability	368	396
Deferred income taxes	489	577
Total liabilities	8,678	8,498

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued and outstanding - June 30, 2022, 3,625 shares and December 31, 2021, 3,655 shares	36	37
Accumulated other comprehensive loss	(11,858)	(9,054)
Additional paid-in capital	-	841
Retained earnings	119,293	115,314
Total stockholders' equity	107,471	107,138

Total liabilities and stockholders' equity	$ 116,149	$ 115,636

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Sales, net	$ 13,428	$ 12,604	$ 25,752	$ 23,568

Cost of goods sold	5,277	4,819	10,069	8,836
Gross profit	8,151	7,785	15,683	14,732

Operating expense
Selling, general and administrative	2,959	2,892	5,846	5,821
Research & development	135	128	258	259
Total operating expenses	3,094	3,020	6,104	6,080
Operating income	5,057	4,765	9,579	8,652

Other income	142	60	150	71
Income before provision for income taxes	5,199	4,825	9,729	8,723

Provision for income taxes	1,096	1,399	2,091	2,273
Net income	$ 4,103	$ 3,426	$ 7,638	$ 6,450

Earnings per common share (basic)	$ 1.13	$ 0.94	$ 2.09	$ 1.77

Earnings per common share (diluted)	$ 1.12	$ 0.94	$ 2.09	$ 1.76

Shares outstanding - basic	3,643	3,646	3,649	3,645

Shares outstanding - diluted	3,650	3,655	3,658	3,656

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ (2,298)	$ 49	$ (2,804)	$ (5)
Total comprehensive income	$ 1,805	$ 3,475	$ 4,834	$ 6,445

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021
(in thousands - unaudited)
	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,638	$ 6,450
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	302	325
Amortization	3,257	3,335
Provision for (recovery of) losses on accounts receivable	26	8
Amortization of Right-of-Use Assets	26	21
Deferred income taxes	(286)	22
Stock-based compensation expense	83	82
Tax benefit attributable to exercise of stock options	-	5
Changes in operating assets and liabilities:
Accounts receivable and other receivables	102	(517)
Inventories	(930)	75
Prepaid expenses and other current assets	(47)	(14)
Accounts payable	64	399
Accrued expenses	(357)	34
Total adjustments	2,240	3,775
Net cash provided by operating activities	9,878	10,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(450)	(222)
Intangible assets	(9)	-
Net cash used in investing activities	(459)	(222)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	23	92
Common stock purchased and retired	(2,495)	-
Payment of dividends	(1,060)	(2,077)
Net cash used in financing activities	(3,532)	(1,985)

Effect of exchange rate changes on cash	(637)	(102)
Net increase in cash and cash equivalents	5,250	7,916
Cash at beginning of period	60,974	51,590
Cash at end of period	$ 66,224	$ 59,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 2,467	$ 2,279
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2021	3,655	$ 37	$ 841	$ (9,054)	$ 115,314	$ 107,138
Shares issued upon exercise of employee stock options for cash	-	-	19	-	-	19
Stock option compensation expense	-	-	43	-	-	43
Foreign currency translation adjustment	-	-	-	(506)	-	(506)
Common stock dividends	-	-	-	-	(1,060)	(1,060)
Net income	-	-	-	-	3,534	3,534
Balance at March 31, 2022	3,655	$ 37	$ 903	$ (9,560)	$ 117,789	$ 109,168
Shares issued upon exercise of employee stock options for cash	-	-	4	-	-	4
Stock option compensation expense	-	-	40	-	-	40
Common stock purchased and retired	(30)	-	(947)	-	(1,548)	(2,495)
Foreign currency translation adjustment	-	-	-	(2,298)	-	(2,298)
Common stock dividends	-	-	-	-	(1,051)	(1,051)
Net income	-	-	-	-	4,103	4,103
Balance at June 30, 2022	3,625	$ 36	$ -	$ (11,858)	$ 119,293	$ 107,471

Balance at December 31, 2020	3,643	$ 36	$ 115	$ (8,281)	$ 110,952	$ 102,822
Shares issued upon exercise of employee stock options for cash	3	-	89	-	-	89
Stock option compensation expense	-	-	41	-	-	41
Foreign currency translation adjustment	-	-	-	(54)	-	(54)
Common stock dividends	-	-	-	-	(1,039)	(1,039)
Net income	-	-	-	-	3,024	3,024
Balance at March 31, 2021	3,646	$ 36	$ 245	$ (8,335)	$ 112,937	$ 104,883
Shares issued upon exercise of employee stock options for cash	-	-	3	-	-	3
Stock option compensation expense	-	-	41	-	-	41
Foreign currency translation adjustment	-	-	-	49	-	49
Common stock dividends	-	-	-	-	(1,037)	(1,037)
Net income	-	-	-	-	3,426	3,426
Balance at June 30, 2021	3,646	$ 36	$ 289	$ (8,286)	$ 115,326	$ 107,365

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1) The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10 K for the year ended December 31, 2021.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

(2) Recent Accounting Standards.

The Company has determined that recently issued accounting standards will either have no material impact on its consolidated financial position or results of operations or cash flows, or will not apply to its operations.

(3) Inventories at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Finished goods	$1,622	$1,468
Work-in-process	1,290	1,398
Raw materials	4,426	3,730
Total	$7,338	$6,596

(4) Stock-Based Compensation. At June 30, 2022, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2022 and 2021, the Company recognized $40 and $41, respectively, in stock based compensation cost.  In the six months ended June 30, 2022 and 2021, the Company recognized $83 and $82, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2021 or June 30, 2022.

(6) Global 2Q 2022 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,006	$200	$1,206
Gynecology/Electrosurgery/Urology	2,394	3,029	5,423
Neonatal	1,514	399	1,913
Blood Pressure Monitoring and Accessories	2,915	1,971	4,886
Total	$7,829	$5,599	$13,428

Global 1H 2022 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,929	$326	$2,255
Gynecology/Electrosurgery/Urology	4,975	5,550	10,525
Neonatal	3,096	690	3,786
Blood Pressure Monitoring and Accessories	5,813	3,373	9,186
Total	$15,813	$9,939	$25,752

(7) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie® Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019. The $21,000 purchase price represented an identifiable intangible asset which is being straight-line amortized and recognized as part of G&A expenses over a remaining 1.33 year life as of June 30, 2022 of the prior CSI distribution agreement with Femcare.

(8) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock on June 30, 2022.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator
Net income	4,103	3,426	7,638	6,450

Denominator
Weighted average shares, basic	3,643	3,646	3,649	3,645
Dilutive effect of stock options	7	9	9	11
Diluted shares	3,650	3,655	3,658	3,656

Earnings per share, basic	1.13	0.94	2.09	1.77
Earnings per share, diluted	1.12	0.94	2.09	1.76

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2021 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three or six month period in comparison with a previous three or six month period may not be indicative of comparative results for the year as a whole. Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)  Overview

Income statement results in 2Q and 1H 2022 compared to the same periods of 2021 were as follows:

	2Q 2022	2Q 2021	change	1H 2022	1H 2021	change
Net Sales	$ 13,428	$ 12,604	+6.5%	$ 25,752	$ 23,568	+9.3%
Gross Profit	8,151	7,785	4.7%	15,683	14,732	6.5%
Operating Income	5,057	4,765	6.1%	9,579	8,652	10.7%
Income Before Tax	5,199	4,825	7.7%	9,729	8,723	11.5%
Net Income (US GAAP)	4,103	3,426	19.7%	7,638	6,450	18.4%
Earnings per Diluted Share	1.124	0.937	19.9%	2.088	1.765	18.3%

The comparisons of 2Q and 1H 2022 results with the results in the same periods of 2021, according to U.S. Generally Accepted Accounting Principles (US GAAP), were affected by a long term deferred tax liability increase on the balance of Femcare intangible assets (the amortization of which is not tax-deductible in the UK) in 2Q 2021.  The 2Q 2021 $390 increase in deferred UK taxes over the next five years resulted from the fact that the UK decided to increase its corporate income tax rate from 19% to 25% beginning on April 1, 2023.  Therefore, the remaining amortization of Femcare intangible assets from April 1, 2023 through March 11, 2026 will have a 6% ($390) higher income tax impact.  According to US GAAP, a deferred tax liability increase must be booked in the quarter in which the tax law change is enacted. UTMD management believes that the presentation of results excluding the unfavorable deferred tax liability adjustments to its 2021 income tax provisions provides meaningful supplemental information to both management and investors that is more clearly indicative of UTMD’s operating results in 2022 compared to 2021. Please note that the non-US GAAP exclusion of tax provision adjustments only affects Net Income and Earnings Per Diluted Share (EPS), as follows:

	2Q 2022	2Q 2021		1H 2022	1H 2021
Net Income (non-US GAAP)	4,103	3,817	+7.5%	7,638	6,840	+11.7%
EPS (non-US GAAP)	1.124	1.044	7.7%	2.088	1.871	11.6%

The non-US GAAP comparisons of Net Income and EPS with the prior year’s same periods were consistent with the Income Before Tax comparisons.  Income Before Tax obviously is not affected by income tax provisions.

Consolidated USD sales were 6.5% higher in 2Q 2022 and 9.3% higher in 1H 2022 higher compared to the same periods in 2021, despite the fact that sales invoiced in foreign currencies in 2022 were hindered by a stronger USD compared to other currencies. An unfavorable foreign currency exchange (FX) rate impact decreased total consolidated 2Q 2022 USD sales by 3.3% ($456) and 1H 2022 sales by 2.3% ($608). Sales invoiced in foreign currencies represented 29% of total consolidated sales (when expressed in USD) during 2Q 2022, and 26% during 1H 2022.

Sales in all product categories, except for sales of the Filshie Clip System which declined in the U.S., were up in 2Q and 1H 2022 compared to the same periods in 2021.

U.S. domestic sales in 2Q 2022 were 2.4% lower than in 2Q 2021, and 6.8% higher in 1H 2022 than in 1H 2021.  Sales in 2Q 2022 to customers outside the U.S. (OUS) were 22.2% higher in USD terms, but 32.2% higher using the same FX rates as in 2Q 2021 (“constant currency”).   Sales in 1H 2022 to OUS customers were 13.4% higher in USD terms, but 20.4% higher in constant currency.

Gross profits (GP) increased less than revenues primarily due to inflation in the variable costs of manufacturing, despite better absorption of fixed manufacturing overhead costs with higher sales.  On the Operating Income line, the lower GP margins (GP divided by sales) in both 2Q and 1H periods were offset by the impact of a stronger USD on the foreign currency expenses of UTMD’s overseas subsidiaries, as well as better absorption of USD fixed identifiable intangible asset (IIA) amortization expenses which resulted from UTMD’s February 2019 acquisition of CooperSurgical Inc’s (CSI’s) U.S. exclusive distribution rights for the Filshie Clip System.  Operating Income represented 37.7% of sales in 2Q 2022 compared to 37.8% of sales in 2Q 2021, and 37.2% of sales in 1H 2022 compared to 36.7% of sales in 1H 2021. UTMD was able to maintain consistent Operating Income margins despite the lower GPMs and litigation expenses which it did not have in the prior year.

Net Income and Earnings per Diluted Share (EPS) per US GAAP increased 19.7% and 19.9% respectively in 2Q 2022 compared to 2Q 2021. Net Income and EPS per US GAAP increased 18.4% and 18.3% respectively in 1H 2022 compared to 1H 2021.   Non-US GAAP Net Income and EPS, which ignores the $390 additional income tax provision adjustment in 2021, increased 7.5% and 7.7% respectively in 2Q 2022 compared to a 2Q 2021 normal non-US GAAP operating result.  Non-US GAAP Net Income and EPS increased 11.7% and 11.6% respectively in 1H 2022 compared to a 1H 2021 non-US GAAP operating result.  The non-US GAAP increases in operating income were greater than the increases in sales as a result of $82 higher non-operating income in 2Q 2022 compared to 2Q 2021, and $79 higher non-operating income in 1H 2022 compared to 1H 2021. The consolidated average income tax rates (income tax provision divided by Earnings Before Taxes) follow:

	2Q 2022	2Q 2021	1H 2022	1H 2021
Average Consolidated Income Tax Provision Rate (US GAAP)	21.1%	29.0%	21.5%	26.1%
Average Consolidated Income Tax Provision Rate (non-GAAP)	21.1%	20.9%	21.5%	21.6%

The impact of the 2Q 2021 deferred tax adjustment is apparent when comparing the US GAAP income tax provision rates with the non-US GAAP rates.

The percentage increase in 2Q 2022 EPS compared to 2Q 2021 EPS was slightly higher than the increase in Net Income because of shares repurchased in 2Q 2022.

UTMD profit margins in 2Q 2022 and 1H 2022 compared to 2Q 2021 and 1H 2021 follow:

	2Q 2022 (Apr – Jun)	2Q 2021 (Apr – Jun)	1H 2022 (Jan – Jun)	1H 2021 (Jan – Jun)
Gross Profit Margin (gross profits/ sales):	60.7%	61.8%	60.9%	62.5%
Operating Income Margin (operating profits/ sales):	37.7%	37.8%	37.2%	36.7%
Net Income Margin (US GAAP):	30.6%	27.2%	29.7%	27.4%
Net Income Margin (Non-US GAAP, B4 DTL Adj):	30.6%	30.3%	29.7%	29.0%
Note: The Net Income Margin is Net Income after subtracting a provision for income taxes divided by sales.

UTMD’s June 30, 2022 Balance Sheet continued strong, with no debt. Ending Cash and Investments were $66.2 million on June 30, 2022 compared to $61.0 million on December 31, 2021.  The June 30, 2022 cash balance resulted after paying $1.1 million in cash dividends to stockholders and repurchasing $2.5 million in UTMD stock during 2Q 2022. During the last twelve months (TTM) since June 30, 2021, UTMD has returned $12,943 to stockholders in the form of cash dividends and UTMD share repurchases.

Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 2Q 2022 compared to the end of calendar year 2021 and the end of 2Q 2021 were

	6-30-22	12-31-21	Change	6-30-21	Change
GBP	1.21601	1.35358	(10.2%)	1.38065	(11.9%)
EUR	1.04657	1.13765	(8.0%)	1.18514	(11.7%)
AUD	0.69042	0.72678	(5.0%)	0.74952	(7.9%)
CAD	0.77691	0.79016	(1.7%)	0.80619	(3.6%)

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

2Q 2022 Sales

Total consolidated 2Q 2022 UTMD worldwide (WW) sales were $824 (+6.5%) higher than in 2Q 2021. Without the negative impact of a stronger USD in converting foreign currency sales, WW constant currency sales were $1,280 higher (+10.2%) than in 2Q 2021, which was the second highest sales quarter of 2021.  “Constant currency” sales means exchanging foreign currency sales into USD-denominated sales at the same FX rate as was in the previous period of time being compared.

Overall 2Q 2022 U.S. domestic sales were 2.4% lower and outside the U.S. (OUS) sales were 22.2% higher, despite an FX rate $456 (10.6%) negative impact on sales invoiced in foreign currencies. In other words, 2Q 2022 constant currency OUS sales were 32.2% higher than in 2Q 2021. In 2021, U.S. domestic sales recovered from the COVID-19 pandemic faster than OUS sales.  In 2022, it appears that OUS sales are catching up with the U.S. recovery.

Domestic U.S. sales in 2Q 2022 were $7,829 compared to $8,023 in 2Q 2021.  Domestic sales are invoiced in USD and not subject to FX rate fluctuations. The components of domestic sales include 1) “direct non-Filshie device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “domestic Filshie device sales”. UTMD separates domestic Filshie device sales from other medical device sales direct to medical facilities because UTMD is simply a distributor for Femcare in the U.S.  Direct non-Filshie device sales, representing 51% of total domestic sales, were $266 (+7.1%) higher in 2Q 2022 than in 2Q 2021. Domestic OEM sales, representing 34% of total domestic sales, were $16 (0.6%) lower. Domestic Filshie device sales, representing 15% of total domestic sales, were $444 (27.9%) lower in 2Q 2022 compared to 2Q 2021.

OUS sales in 2Q 2022 were $5,599 compared to $4,581 in 2Q 2021. The increase in USD-denominated OUS sales is understated in constant currency terms.  The stronger USD subtracted $456 from 2Q 2022 OUS sales invoiced in GBP, EUR, AUD and CAD currencies. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 2Q 2022 and 2Q 2021 for revenue purposes follow:

	2Q 2022	2Q 2021	Change
GBP	1.2525	1.3986	(10.4%)
EUR	1.0571	1.2043	(12.2%)
AUD	0.7178	0.7696	(6.7%)
CAD	0.7847	0.8119	(3.4%)

The weighted average unfavorable impact on 2Q 2022 foreign currency OUS sales was 10.6%.  In constant currency terms, foreign currency sales in 2Q 2022 were 32.2% higher than in 2Q 2021. The portion of OUS sales invoiced in foreign currencies in USD terms were 29% of total consolidated 2Q 2022 sales compared to 27% in 2Q 2021.

OUS sales invoiced in foreign currencies are due to direct end-user sales in Ireland, the UK, France, Canada, Australia and New Zealand, and to shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland and the UK.  Export sales from the U.S. to OUS distributors are invoiced in USD.  Direct to end-user OUS 2Q 2022 sales in USD terms (including the negative impact of FX rate differences) were 11% lower in Ireland with the EUR FX rate down 12%, 1% lower in Canada with the CAD FX rate down 3%, about the same in the UK with the GBP FX rate down 10%, 23% lower in Australia/New Zealand with the AUD FX rate down 7%, and 15% higher in France with the EUR FX rate down 12%. Sales to OUS distributors were 41% higher in 2Q 2022 than in 2Q 2021.

1H 2022 Sales

Total consolidated 1H 2022 UTMD WW sales were $2,184 (+9.3%) higher than in 1H 2021. Constant currency sales were $2,792 (+11.8%) higher.  U.S. domestic sales were 6.8% higher and OUS sales were 13.4% higher in 1H 2022 compared to 1H 2021. In constant currency terms, 1H 2022 OUS sales were up 20.4%.

Domestic U.S. sales in 1H 2022 were $15,813 compared to $14,805 in 1H 2021.  Direct non-Filshie device sales, representing 51% of total domestic sales, were $859 (+12.0%) higher in 1H 2022 than in 1H 2021, led by an increase in domestic neonatal device sales. OEM sales, representing 34% of total domestic sales, were $767 (+16.7%) higher.  Domestic Filshie device sales, representing 15% of total domestic sales, were $618 (20.1%) lower in 1H 2022 compared to 1H 2021.

OUS sales in 1H 2022 were $9,938 compared to $8,762 in 1H 2021. The increase in USD-denominated OUS sales is understated in constant currency terms.  The stronger USD subtracted $608 from 1H 2022 OUS sales invoiced in GBP, EUR, AUD and CAD currencies. The transaction-weighted average FX rates from the applicable foreign currency to USD during 1H 2022 and 1H 2021 for revenue purposes follow:

	1H 2022	1H 2021	Change
GBP	1.2886	1.3908	(7.3%)
EUR	1.0852	1.2037	(9.8%)
AUD	0.7206	0.7711	(6.6%)
CAD	0.7866	0.8009	(1.8%)

The weighted-average FX rate negative impact on 1H 2022 foreign currency OUS sales was 8.3%. In constant currency terms, foreign currency sales in 1H 2022 were 20.4% higher than in 1H 2021. The portion of OUS sales invoiced in foreign currencies in USD terms were 26% of total consolidated 1H 2022 sales compared to 27% in 1H 2021. Direct to end-user OUS 1H 2022 sales in actual USD terms were 5% higher in Ireland with a 10% lower EUR, 8% lower in Canada with a 2% lower CAD, 3% lower in France with a 10% lower EUR, 23% higher in the UK with a 7% lower GBP, and 28% lower in Australia/New Zealand with a 7% lower AUD.  Sales to OUS distributors were 24% higher in 1H 2022 than in 1H 2021.

The following table provides USD-denominated sales amounts divided into general product categories for total revenues and the subset of OUS revenues:

Global revenues by product category:

	2Q 2022	2Q 2021	1H 2022	1H 2021
Obstetrics	$ 1,206	$ 1,159	$ 2,255	$ 2,176
Gynecology/ Electrosurgery/ Urology	5,423	5,674	10,525	10,802
Neonatal	1,913	1,642	3,786	3,229
Blood Pressure Monitoring and Accessories*	4,886	4,129	9,186	7,361
Total:	$ 13,428	$ 12,604	$ 25,752	$ 23,568

OUS revenues by product category:

	2Q 2022	2Q 2021	1H 2022	1H 2021
Obstetrics	$ 200	$ 213	$ 326	$ 326
Gynecology/ Electrosurgery/ Urology	3,029	2,801	5,550	5,316
Neonatal	399	339	690	753
Blood Pressure Monitoring and Accessories*	1,971	1,228	3,373	2,368
Total:	$ 5,599	$ 4,581	$ 9,939	$ 8,763

* includes assemblies and molded components sold to OEM customers.

UTMD continues to be assembly labor limited in the U.S., in addition to continuing supply chain disruption worldwide for timely providing raw materials needed in manufacturing operations.  Also, a continued strengthening of the USD would create a drag on improved 2H 2022 OUS foreign currency sales.  Looking forward, without any additional price increases for UTMD devices (which is unlikely based on continuing cost increases), if UTMD is able to duplicate its 1H 2022 revenues in the 2H, sales for the 2022 year would be up about 5% compared to the 2021 year.

c)  Gross Profit (GP)

GP results from subtracting the costs of production, manufacturing engineering, depreciation of equipment, maintenance and repairs, quality assurance including regulatory compliance, and purchasing including freight for receiving materials from suppliers. As expected, despite dilution of fixed overhead costs from higher sales, the 2Q and 1H significant inflationary increases in UTMD’s variable manufacturing costs squeezed UTMD’s GP Margin (GPM). UTMD’s 2Q 2022 GP was $365 (+4.7%) higher than in 2Q 2021. UTMD’s 1H 2022 GP was $951 (+6.5%) higher than in 1H 2021.  Although revenue was up more than GP in both 1Q and 1H periods, the resulting lower GPMs remained consistent with UTMD’s long term profitability goals.  Incremental direct labor costs increased significantly as a result of competition for a limited number of people currently seeking work, and the Company’s efforts to help mitigate the negative impact of inflation on its long-term employees. UTMD also experienced double-digit percentage cost increases in raw materials costs.  Incoming freight costs to receive raw materials doubled. The growing administrative burden of compliance with regulatory requirements, particularly OUS, continued to pressure UTMD’s GPM.  Although managing the rapid rise in variable manufacturing costs will apparently continue to be a significant challenge for the rest of 2022, the 1H 2022 GPM helps confirm that UTMD is likely to be able to successfully manage it.

d)  Operating Income

Operating Income results from subtracting Operating Expenses (OE) from GP. After subtracting OE from higher 2Q and 1H 2022 GP, Operating Income in 2Q 2022 was $5,057 compared to $4,765 in 2Q 2021, an increase of 6.1%, representing a healthy Operating Income Margin (Operating Income as a percentage of sales) of 37.7%.  Operating Income in 1H 2022 was $9,579 compared to $8,652 in 1H 2021, an increase of 10.7%, representing an Operating Income Margin of 37.2%.  The increase in Operating Income was almost the same as the increase in sales despite a lower GPM and higher litigation expenses (included in G&A OE) because of two offsetting factors; 1) better absorption of fixed IIA amortization expenses (i.e. a lower percentage of sales for relatively fixed non-cash expenses), and 2) a reduction in USD-denominated foreign currency OE of foreign subsidiaries as a result of a stronger USD (i.e. lower FX rates for the EUR, GBP, AUD and CAD expenses).

OE are comprised of Sales and Marketing (S&M) expenses, General and Administrative (G&A) expenses and Product Development (R&D) expenses. The following table summarizes OE in 2Q and 1H 2022 compared to the same periods in 2021 by OE category:

OE Category	2Q 2022	% of sales	2Q 2021	% of sales	1H 2022	% of sales	1H 2021	% of sales
S&M:	$ 357	2.7	$ 364	2.9	$ 693	2.7	$ 748	3.2
G&A:	2,602	19.3	2,528	20.1	5,153	20.0	5,073	21.5
R&D:	135	1.0	128	1.0	258	1.0	259	1.1
Total OE:	$ 3,094	23.0	$ 3,020	24.0	$ 6,104	23.7	$ 6,080	25.8

A stronger USD helped decrease foreign currency OE when converted to USD by $100 in 2Q 2022 and $135 in 1H 2022. The following table summarizes “constant currency” OE in 2Q and 1H 2022 compared to the same periods in 2021 by OE category:

OE Category	2Q 2022 const FX	2Q 2021	1H 2022 const FX	1H 2021
S&M:	$ 366	$ 364	$ 707	$ 748
G&A:	2,693	2,528	5,274	5,073
R&D:	135	128	258	259
Total OE:	$ 3,194	$ 3,020	$ 6,239	$ 6,080

OUS OE when converted to USD were decreased 10% in 2Q 2022 and 7% in 1H 22 by the FX rate change. Constant currency 2Q 2022 OE were 6% higher than in 2Q 2021, and 3% higher in 1H 2022 than in 1H 2021. In other words, the FX rate change which decreased foreign OE in USD terms almost offset the higher G&A expenses in the U.S.

The change in FX rates decreased 2Q 2022 OUS S&M expenses by $9, and 1H 2022 OUS S&M expense by $14. The lower constant currency S&M expenses were due primarily to a reduction of outside sales representatives in the UK.

A segmentation of USD-denominated G&A expenses by subsidiary location follows. Note that over 60% of G&A expenses were non-cash expenses from the amortization of IIA associated with the Filshie Clip System:

G&A Expense Category	2Q 2022	% of sales	2Q 2021	% of sales	1H 2022	% of sales	1H 2021	% of sales
IIA Amort– UK:	$ 498	3.7	$ 556	4.4	$ 1,030	4.0	$ 1,106	4.7
IIA Amort– CSI:	1,105	8.2	1,105	8.8	2,210	8.6	2,210	9.4
Other– UK:	142		155		296		312
U.S. Litigation:	165		-		226		-
Other– US:	528		552		1,082		1,113
IRE:	85		77		152		161
AUS:	42		42		85		88
CAN:	37		41		72		83
Total G&A:	$ 2,602	19.3	$ 2,528	20.1	$ 5,153	20.0	$ 5,073	21.5

OUS G&A expenses were $804 in 2Q 2022 compared to $871 in 2Q 2021. OUS G&A expenses were $1,634 in 1H 2022 compared to $1,750 in 1H 2021.  The table below identifies “constant currency” OUS G&A expenses for 2Q and 1H 2022 compared to the same periods in 2021:

G&A Expense Category	2Q 2022 const FX	2Q 2021	1H 2022 const FX	1H 2021
IIA Amort– UK:	$ 556	$ 556	$ 1,106	$ 1,106
Other– UK:	159	155	318	312
IRE:	97	77	168	161
AUS:	44	42	91	88
CAN:	38	41	73	83
Total G&A:	$ 894	$ 871	$ 1,756	$ 1,750

Period to period product development (R&D) expenses varied slightly depending on specific project costs. Since almost all R&D is being carried out in the U.S., there was negligible FX rate impact.

e)  Non-operating expense/ Non-operating income

Non-operating expense includes bank fees and expenses from losses, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms.  Non-operating income includes 1) income from rent of underutilized property, 2) investment income (interest on cash balances), 3) royalties received from licensing the Company’s technology, and 4) income from gains, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms. Non-operating income or expense can also include gains or losses from the disposition of assets from time to time. Net non-operating income is non-operating income minus non-operating expense during a particular time period. Net non-operating income in 2Q 2022 was $142 compared to $60 in 2Q 2021. Net non-operating income in 1H 2022 was $150 compared to $71 in 1H 2021.

The main difference in net non-operating income during both 2Q and 1H 2022 was due to greater rental income received from renting underutilized warehouse space in Ireland to a third party, and to more interest received on cash bank balances. Because UTMD owns its own facilities with space in excess of current needs, this sort of opportunistic rental income occurs from time to time. UTMD Ireland realized $17 more in 2Q 2022 rental income than in 2Q 2021, and $69 more in 1H 2022 rental income than in 1H 2021.  With higher cash balances and higher interest rates in 2022 compared to 2021, UTMD received $90 more in 2Q 2022 interest income and $34 more in 1H interest income. In 2Q 2022, a loss of $2 on remeasured foreign currency balances was recognized compared to a gain of $5 in 2Q 2021.  In both 1H 2022 and 1H 2021, a loss of $5 on remeasured foreign currency balances was recognized.  Royalties received were $5 in 2Q 2022 and $10 in 1H 2022 compared to $0 in both 2Q and 1H 2021.  Bank fees were $25 in 2Q 2022 compared to $18 in 2Q 2021.  Bank fees were $49 in 1H 2022 compared to $35 in 1H 2021.

f)  Income Before Income Taxes (EBT)

Consolidated EBT results from subtracting net non-operating expense or adding net non-operating income from or to, as applicable, Operating Income.  Consolidated 2Q 2022 EBT was $5,199 (38.7% of sales) compared to $4,825 (38.3% of sales) in 2Q 2021. Consolidated 1H 2022 EBT was $9,729 (37.8% of sales) compared to $8,723 (37.0% of sales) in 1H 2021.

The EBT of Utah Medical Products, Inc. in the U.S. was $5,981 in 1H 2022 compared to $5,466 in 1H 2021. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 3,825 in 1H 2022 compared to EUR 3,122 in 1H 2021. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was (GBP 232) in 1H 2022 compared to (GBP 295) in 1H 2021.  The EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 332 in 1H 2022 compared to CAD 303 in 1H 2021. EBT of subsidiaries includes the result of intercompany shipments which are netted out of consolidated results.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments. Management believes that this operating performance metric provides meaningful supplemental information to both management and investors and confirms UTMD’s ongoing excellent financial operating performance, as well as its ability to sustain performance during a challenging economic time. Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2022 consolidated EBT excluding the remeasured bank balance currency gain or loss (“adjusted consolidated EBITDA”) was $7,005 (+4.6%) compared to $6,695 in 2Q 2021.  Adjusted consolidated EBITDA at $13,376 in 1H 2022 was 7.3% higher compared to $12,471 in 1H 2021. Adjusted consolidated TTM EBITDA was $27,435 as of June 30, 2022.  TTM EBITDA as of June 30, 2021, a year earlier, was $3,411 lower.

UTMD’s non-US GAAP adjusted consolidated EBITDA as a percentage of sales (EBITDA margin) was 52.2% in 2Q 2022 compared to 53.1% in 2Q 2021. UTMD’s EBITDA margin was 51.9% in 1H 2022 compared to 52.9% in 1H 2021. The lower 2022 EBITDA margins reflect the 2022 GPM squeeze. Nevertheless, management believes that current EBITDA margins demonstrate continued outstanding operating performance.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	2Q 2022	2Q 2021	1H 2022	1H 2021
EBT	$ 5,199	$ 4,825	$ 9,729	$ 8,723
Depreciation Expense	153	162	302	326
Femcare IIA Amortization Expense	498	556	1,030	1,106
CSI IIA Amortization Expense	1,105	1,105	2,211	2,211
Other Non-Cash Amortization Expense	8	10	16	18
Stock Option Compensation Expense	40	41	83	82
Interest Expense	-	-	-	-
Remeasured Foreign Currency Balances	2	(4)	5	5
UTMD non-US GAAP EBITDA:	$ 7,005	$ 6,695	$ 13,376	$ 12,471

Note

All UTMD income statement measures from GP through EBT, including non-US GAAP adjusted consolidated EBITDA, for both 2022 and 2021 time periods were unaffected by the 2Q 2021 enacted change in the UK corporate income tax rate.

g)  Net Income

Net Income in 2Q 2022 of $4,103 (30.6% of sales) was 19.7% higher than the US GAAP Net Income of $3,426 (27.2% of sales) in 2Q 2021.  Excluding the “one-time” income tax provision increase recognized in 2Q 2021 as a result of a future UK tax rate increase and resulting DTL adjustment, diluted Net Income in 2Q 2022 was $4,103 (30.6% of sales) compared to non-US GAAP Net Income of $3,817 (30.3% of sales) in 2Q 2021, a 7.7% increase, which is consistent with the increase in EBT per US GAAP.

As a reminder, in 2Q 2021, because the UK reset its corporate tax rate from 19% to 25% beginning with 2Q 2023, it caused UTMD to have to book an additional $390 in its 2Q 2021 income tax provision that represents the additional tax which would be paid in the UK over the remaining IIA amortization life of the 2011 Femcare acquisition. Excluding the $390 DTL increase in 2Q 2021 which reduced Net Income by that same amount, 2Q 2021 non-US GAAP Net Income was $3,817 (30.3% of sales) compared to 2Q 2021 US GAAP Net Income of $3,427 (27.2% of sales).  Excluding the same tax provision increase in 1H 2021 due to the DTL adjustment, non-US GAAP 1H 2021 Net Income was $6,840 (29.0% of sales), compared to US GAAP 1H 2021 Net Income of $6,450 (27.4% of sales).

The average consolidated income tax provisions (as a % of the same period EBT) per US GAAP in 2Q 2022 and 2Q 2021 were 21.1% and 29.0% respectively, and were 21.5% and 26.1% in 1H 2022 and 1H 2021 respectively. As the tax rates for 2Q and 1H 2021 are not directly related to EBT generated in the same periods, UTMD provides the following tax rates excluding the 2Q 2021 $390 tax provision adjustment: The resulting non-GAAP income tax provision rates were 21.1% and 20.9% for 2Q 2022 and 2Q 2021 respectively, and were 21.5% and 21.6% for 1H 2022 and 1H 2021 respectively.

The consolidated income tax provision rate varies as the mix in taxable income among U.S. and foreign subsidiaries with differing income tax rates differs from period to period. The basic corporate income tax rates in each of the sovereignties were the same as in the prior year.

h)  Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Diluted EPS in 2Q 2022 were $1.124 compared to US GAAP diluted EPS of $0.937 in 2Q 2021, a 19.9% increase.  Excluding the “one-time” income tax provision increase recognized in 2Q 2021 as a result of a future UK tax rate increase and a DTL adjustment, diluted EPS in 2Q 2022 were $1.124 compared to non-US GAAP diluted EPS of $1.044 in 2Q 2021, 7.7% higher, consistent with the increase in EBT.

Diluted EPS in 1H 2022 were $2.088 compared to US GAAP diluted EPS of $1.765 in 1H 2021, an 18.3% increase.  Excluding the “one-time” income tax provision increase recognized in 2Q 2021 as a result of a future UK tax rate increase and a DTL adjustment, diluted EPS in 1H 2022 were $2.088 compared to non-US GAAP diluted EPS of $1.871 in 1H 2021, an 11.6% increase, also consistent with the increase in EBT per US GAAP.

Diluted shares were 3,650,242 in 2Q 2022 compared to 3,655,319 in 2Q 2021.  Diluted shares were 3,657,864 in 1H 2022 compared to 3,655,514 in 1H 2021.  The lower diluted shares in 2Q 2022 were the result of shares repurchased during 2Q 2022 offset by employee options exercised, and a lower dilution factor for unexercised options. The number of shares added as a dilution factor in 2Q 2022 was 7,375 compared to 9,526 in 2Q 2021. The number of shares added as a dilution factor in 1H 2022 was 9,069 compared to 10,569 in 1H 2021.

The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options. Outstanding shares at the end of 2Q 2022 were 3,624,932 compared to 3,654,737 at the end of calendar year 2021. The difference was due to 300 shares added from employee option exercises during 1H 2022, offset by 30,105 shares repurchased in the open market and retired during 2Q 2022. For comparison, outstanding shares were 3,645,798 at the end of 2Q 2021. The total number of outstanding unexercised employee and outside director options at June 30, 2022 was 50,408 at an average exercise price of $69.07, including shares awarded but not yet vested.  This compares to 63,874 unexercised option shares at the end of 2Q 2021 at an average exercise price of $68.38/ share, including shares awarded but not vested.  No options were awarded in 2021 and to date in 2022.

UTMD paid $1,060 ($0.290/share) in dividends to stockholders in 2Q 2022 compared to $1,039 ($0.285/ share) paid in 2Q 2021. The dividends paid to stockholders during 2Q 2022 were 26% of NI. UTMD paid $1,060 ($0.290/share) in dividends to stockholders in 1H 2022 compared to $2,077 ($0.285/ share) paid in 1H 2021. The 1H 2022 dividend total excludes a dividend normally paid in January. A special dividend of $7,309 ($2.00/share) was paid in December 2021 in lieu of January 2022.

In 2Q 2022, UTMD repurchased 30,105 of its shares for $2,495, an average cost of $82.88/ share.  No UTMD shares were repurchased in 2021. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders. UTMD’s closing share price at the end of 2Q 2022 was $85.90, down 4.4% from the closing price of $89.86 at the end of 1Q 2022, and down 14.1% from the closing price of $100.00 at the end of 2021.  The closing share price one year ago at the end of 2Q 2021 was $85.04.

i)  Return on Equity (ROE)

ROE is the portion of net income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  Annualized ROE (using non-GAAP net income in 2021 and before stockholder dividends) in 1H 2022 was 14% compared to 13% in 1H 2021.  The higher ROE in 1H 2022 was due to the higher 1H 2022 net income, despite being diluted by higher average Stockholder’s Equity. Targeting a high ROE of 20% remains a financial objective for UTMD management.  ROE can be increased by increasing net income, or by reducing stockholders’ equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)  Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $9,878 in 1H 2022 compared to $10,225 in 1H 2021.  Although UTMD achieved a $1,187 higher increase in US GAAP Net Income in 1H 2022 and  a $591 higher contribution to cash provided by a $102 decrease in accounts receivable compared to a $489 increase in 1H 2021, a $347 lower net increase in operating cash in 1H 2022 than in 1H 2021 was due to offsetting working capital change differences including 1) a $929 increase in inventories compared to a $75 decrease in 1H 2021, 2) a $357 decrease in accrued expenses compared to a $34 increase in 1H 2021, 3) a $335 smaller increase in accounts payable than in 1H 2021, and 4) a $286 decrease in deferred income taxes compared to a $22 increase in 1H 2021.

Capital expenditures for property and equipment (PP&E) were $450 in 1H 2022 compared to $222 in 1H 2021. The amount spent in 1H 2021 was for typical expenditures required to keep facilities and equipment, particularly in molding operations, in good working order. The larger capital expenditures in 1H 2022 were primarily due to purchasing new equipment and tooling needed to expand production capacity for UTMD’s largest OEM customer. Depreciation of PP&E was $302 in 1H 2022 compared to $325 in 1H 2021.

UTMD made cash dividend payments of $1,060 in 1H 2022 compared to $2,077 in 1H 2021.  The difference was due to an earlier payment of a special dividend in December 2021, which in the prior year was paid in January 2021. UTMD’s normal quarterly dividend in 1H 2022 was 1.8% higher per share than in the previous year (excluding the 2021 year-end special dividend).

In 1H 2022, UTMD received $23 and issued 300 shares of its stock upon the exercise of employee and director stock options. Option exercises in 1H 2022 were at an average price of $76.25 per share. In comparison, in 1H 2021, UTMD received $92 and issued 2,763 shares of its stock upon the exercise of employee and director stock options. Option exercises in 1H 2021 were at an average price of $33.17 per share.

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

k)  Assets and Liabilities

At June 30, 2022 compared to the end of 2021, UTMD’s cash and investments increased $5,249 to $66,224 primarily as a result of 1H 2022 Net Income of $7,638 less $3,555 use of cash for dividends to stockholders and UTMD share repurchases. At June 30, 2022, net Intangible Assets decreased to 22.9% of total consolidated assets from 27.2% on December 31, 2021 due in part to a stronger USD which lowers the USD value of Femcare’s GBP IIA. UTMD’s still strong 17.8 current ratio at June 30, 2022 was lower than the 19.5 current ratio at December 31, 2021 as a result of $636 higher accrued liabilities. The average age of trade receivables was 33 days from date of invoice at June 30, 2022 compared to 36 days at December 31, 2021 based on the most recent calendar quarter of sales. Average inventory turns declined slightly to 2.9 in 2Q 2022 compared to 3.0 for the last quarter of 2021 due to increasing safety stocks of raw material.

June 30, 2022 total consolidated assets were $116,149, an increase of $513 from December 31, 2021. Current assets were $5,795 higher than at December 31, 2021 primarily because of a $5,249 increase in cash and a $741 increase in inventories.  The modest increase in total assets despite the large increase in current assets was primarily due to a $4,806 decline in net intangible assets from 1H 2022 IIA amortization and a 10% lower GBP/USD FX rate on the Femcare UK intangible asset balance, in addition to a $462 USD-value decline in UK and Ireland Property and Equipment from the difference in the foreign currency exchange (FX) rate at December 31, 2021 and June 30, 2022.

For clarity, the net book value of consolidated property, plant and equipment decreased $476 at June 30, 2022 from the end of 2021 due to the net effect of period-ending changed FX rates, $450 in new asset purchases minus $302 in depreciation, including right of use assets totaling $420 (which were $449 at December 31, 2021).

June 30, 2022 net intangible assets (goodwill plus other intangible assets) declined $4,806 from the end of 2021 as a result of $3,240 in amortization and a 10.2% stronger USD/GBP FX rate on UK intangible asset balances. At June 30, 2022, net intangible assets including goodwill were 23% of total consolidated assets compared to 27% at year-end 2021 and 30% at June 30, 2021.

Working capital (current assets minus current liabilities) was $74,514 at June 30, 2022 compared to $69,412 at December 31, 2021. Cash balances were $66,224 of the June 30, 2022 working capital. Current assets at June 30, 2022 compared to December 31, 2021 were $5,795 higher primarily as the result of a $5,249 increase in cash and investments and a $742 increase in inventories. Current liabilities were $693 higher at June 30, 2022 compared to December 31, 2021 as the result of a $636 increase in accrued liabilities and $57 higher accounts payable.  The higher accrued liabilities resulted from no stockholder dividend, which was paid earlier than normal in December 2021, accrued at the end of 2021, whereas at the end of 2Q 2022 a $1,060 dividend, which was paid in July, was included in June 30, 2022 accrued liabilities.  The increase in accrued liabilities was less than the $1,060 accrued dividend primarily because the accrued profit-sharing bonus at the end of 2021, based on 2021 full year results, was $349 higher than the profit-sharing bonus accrued at June 30, 2022 based on 6 months’ results. UTMD management believes that its working capital remains more than sufficient to meet normal operating needs, new capital expenditures and projected cash dividend payments to stockholders.

June 30, 2022 total consolidated liabilities were $8,679, an increase of $180 from December 31, 2021. Current liabilities were $693 higher than at December 31, 2021.  Long term liabilities were $513 lower primarily as a result of the deferred tax liability balance resulting from non-tax deductible Femcare remaining IIA amortization expense being $397 lower.

The deferred tax liability balance for Femcare IIA ($9,084 on the date of the acquisition), was $1,707 at June 30, 2022 compared to $2,105 at December 31, 2021 and $2,355 at June 30, 2021. Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare IIA, i.e. as Femcare pays its taxes in the UK without the benefit of a deduction for IIA amortization expense.

UTMD’s total debt ratio (total liabilities/total assets) as of June 30, 2022 and December 31, 2021 was 7%, compared to June 30, 2021 at 8%.

l)  Management's Outlook

As outlined in its December 31, 2021 SEC 10-K report, UTMD’s plan for 2022 was to

1)  leverage distribution and manufacturing synergies by further integrating capabilities and resources in UTMD’s multinational operations;

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

Despite continuing economic challenges created by government reaction to the COVID-19 pandemic, especially including inflation in costs and lack of availability of workers, the Company continues to effectively execute its 2022 plan as outlined above.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9555, .8790 and .8438 EUR per USD as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively.  Exchange rates were .8224, .7388 and .7243 GBP per USD as of June 30, 2022, December 31, 2021 and June 30, 2021, respectively.  Exchange rates were 1.4484, 1.3759 and 1.3342 AUD per USD on June 30, 2022, December 31, 2021 and June 30, 2021, respectively.  Exchange rates were 1.2872, 1.2656, and 1.2404 CAD per USD on June 30, 2022, December 31, 2021 and June 30, 2021, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and/or by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2022. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is currently a party in litigation incidental to its business related to the safety of the Filshie Clip System, which remains approved under a PMA by the U.S. FDA as safe and effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During 2Q 2022/ 1H 2022 UTMD purchased 30,105 of its shares in the open market for $2,495 including commissions and fees ($82.88/ share.)  UTMD did not purchase any of its own securities during 1H 2021.

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        8/11/22                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        8/11/22                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer