Form 10-Q
period 2022-09-30
UTAH MEDICAL PRODUCTS INC
filed 2022-11-10
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 9, 2022: 3,627,583.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2022 AND DECEMBER 31, 2021
(in thousands)
	(unaudited)	(audited)
	SEPTEMBER 30, 2022	DECEMBER 31, 2021
ASSETS
Current assets:
Cash & investments	$ 69,511	$ 60,974
Accounts & other receivables, net	6,034	5,132
Inventories	8,310	6,596
Other current assets	387	456
Total current assets	84,242	73,158
Property and equipment, net	9,852	10,618
Operating lease – right-of-use assets, net	406	449
Goodwill	12,871	14,098
Other intangible assets	50,078	55,865
Other intangible assets - accumulated amortization	(39,036)	(38,552)
Other intangible assets, net	11,042	17,313
Total assets	$ 118,413	$ 115,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,289	$ 761
Accrued expenses	4,980	2,984
Total current liabilities	6,269	3,745
Deferred tax liability – Femcare IIA	1,479	2,105
Other long term liabilities	1,675	1,675
Operating lease liability	354	396
Deferred income taxes	450	577
Total liabilities	10,227	8,498

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued - September 30, 2022, 3,625 shares and December 31, 2021, 3,655 shares	36	37
Accumulated other comprehensive income (loss)	(14,430)	(9,054)
Additional paid-in capital	58	841
Retained earnings	122,522	115,314
Total stockholders' equity	108,186	107,138

Total liabilities and stockholders' equity	$ 118,413	$ 115,636

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021
(in thousands, except per share amounts - unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Sales, net	$ 12,955	$ 12,572	$ 38,707	$ 36,140

Cost of goods sold	4,769	4,499	14,838	13,336
Gross profit	8,186	8,073	23,869	22,804

Operating expense
Selling, general and administrative	2,933	2,848	8,779	8,669
Research & development	112	127	370	385
Total operating expenses	3,045	2,975	9,149	9,054
Operating income	5,141	5,098	14,720	13,750

Other income	198	59	348	130
Income before provision for income taxes	5,339	5,157	15,068	13,880

Provision for income taxes	1,059	951	3,150	3,224
Net income	$ 4,280	$ 4,206	$ 11,918	$ 10,656

Earnings per common share (basic)	$ 1.18	$ 1.15	$ 3.27	$ 2.92

Earnings per common share (diluted)	$ 1.18	$ 1.15	$ 3.26	$ 2.91

Shares outstanding - basic	3,625	3,647	3,641	3,645

Shares outstanding - diluted	3,634	3,658	3,650	3,656

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ (2,572)	$ (782)	$ (5,377)	$ (787)
Total comprehensive income	$ 1,708	$ 3,424	$ 6,541	$ 9,869

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021
(in thousands - unaudited)
	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 11,918	$ 10,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	454	483
Amortization	4,837	4,996
Provision for (recovery of) losses on accounts receivable	21	20
Amortization of right-of-use assets	39	32
Deferred income taxes	(409)	(160)
Stock-based compensation expense	121	123
Tax benefit attributable to exercise of stock options	-	11
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(1,059)	(802)
Inventories	(2,065)	(161)
Prepaid expenses and other current assets	(5)	(35)
Accounts payable	540	242
Accrued expenses	1,075	811
Total adjustments	3,549	5,560
Net cash provided by operating activities	15,467	16,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(771)	(299)
Intangible assets	(9)	-
Net cash used in investing activities	(780)	(299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	43	281
Common stock purchased and retired	(2,495)	-
Payment of dividends	(2,112)	(3,116)
Net cash used in financing activities	(4,564)	(2,835)

Effect of exchange rate changes on cash	(1,586)	(351)
Net increase in cash and cash equivalents	8,537	12,731
Cash at beginning of period	60,974	51,590
Cash at end of period	$ 69,511	$ 64,321

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 3,502	$ 3,094
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2022	3,625	$ 36	$ -	$ (11,858)	$ 119,293	$ 107,471
Shares issued upon exercise of employee stock options for cash	-	-	20	-	-	20
Stock option compensation expense	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	(2,572)	-	(2,572)
Common stock dividends	-	-	-	-	(1,051)	(1,051)
Net income	-	-	-	-	4,280	4,280
Balance at September 30, 2022	3,625	$ 36	$ 58	$ (14,431)	$ 122,521	$ 108,185

Balance at December 31, 2021	3,655	$ 37	$ 841	$ (9,054)	$ 115,314	$ 107,138
Shares issued upon exercise of employee stock options for cash	1	-	43	-	-	43
Stock option compensation expense	-	-	121	-	-	121
Common stock purchased and retired	(30)	(1)	(947)	-	(1,548)	(2,495)
Foreign currency translation adjustment	-	-	-	(5,377)	-	(5,377)
Common stock dividends	-	-	-	-	(3,162)	(3,162)
Net income	-	-	-	-	11,918	11,918
Balance at September 30, 2022	3,625	$ 36	$ 58	$ (14,431)	$ 122,521	$ 108,185

Balance at June 30, 2021	3,646	$ 36	$ 289	$ (8,286)	$ 115,326	$ 107,365
Shares issued upon exercise of employee stock options for cash	3	-	189	-	-	189
Stock option compensation expense	-	-	41	-	-	41
Foreign currency translation adjustment	-	-	-	(782)	-	(782)
Common stock dividends	-	-	-	-	(1,040)	(1,040)
Net income	-	-	-	-	4,206	4,206
Balance at September 30, 2021	3,649	$ 36	$ 520	$ (9,068)	$ 118,492	$ 109,980

Balance at December 31, 2020	3,643	$ 36	$ 115	$ (8,281)	$ 110,951	$ 102,822
Shares issued upon exercise of employee stock options for cash	6	-	281	-	-	281
Stock option compensation expense	-	-	123	-	-	123
Foreign currency translation adjustment	-	-	-	(787)	-	(787)
Common stock dividends	-	-	-	-	(3,116)	(3,116)
Net income	-	-	-	-	10,656	10,656
Balance at September 30, 2021	3,649	$ 36	$ 520	$ (9,068)	$ 118,492	$ 109,980

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

(3) Inventories at September 30, 2022, and December 31, 2021, consisted of the following:

	September 30, 2022	December 31, 2021
Finished goods	$1,699	$1,468
Work-in-process	1,275	1,398
Raw materials	5,336	3,730
Total	$8,310	$6,596

(4) Stock-Based Compensation. At September 30, 2022, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2022, and 2021, the Company recognized $38 and $41, respectively, in stock based compensation cost.  In the nine months ended September 30, 2022, and 2021, the Company recognized $121 and $123, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2021, or September 30, 2022.

(6) Global 3Q 2022 revenues (USD) by product category:

	Domestic	Outside US	Total
Labor & Delivery	$1,115	$153	$1,268
Gynecology/Electrosurgery/Urology	2,724	2,981	5,705
Neonatal	1,514	312	1,826
Blood Pressure Monitoring and Accessories	3,262	894	4,156
Total:	$8,615	$4,340	$12,955

Global 9M 2022 revenues (USD) by product category:

	Domestic	Outside US	Total
Labor & Delivery	$3,045	$479	$3,524
Gynecology/Electrosurgery/Urology	7,699	8,531	16,230
Neonatal	4,610	1,002	5,612
Blood Pressure Monitoring and Accessories	9,075	4,266	13,341
Total:	$24,429	$14,278	$38,707

(7) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019. The $21,000 purchase price represented an identifiable intangible asset which is being straight-line amortized and recognized as part of G&A expenses over a remaining 1.08 year life as of September 30, 2022 of the prior CSI distribution agreement with Femcare Ltd.

(8) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 3rd quarter 2022.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator
Net income	4,280	4,206	11,918	10,656

Denominator
Weighted average shares, basic	3,625	3,647	3,641	3,645
Dilutive effect of stock options	9	11	9	11
Diluted shares	3,634	3,658	3,650	3,656

Earnings per share, basic	1.18	1.15	3.27	2.92
Earnings per share, diluted	1.18	1.15	3.26	2.91

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2021, provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three month period in comparison with a previous three month period may not be indicative of comparative results for the year as a whole.

Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; A$ or AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in 3Q and 9M 2022 compared to the same periods of 2021 were as follows:

	3Q 2022	3Q 2021	change	9M 2022	9M 2021	change
Net Sales	$ 12,955	$ 12,572	3.0%	$ 38,707	$ 36,140	7.1%
Gross Profit	8,186	8,073	1.4%	23,869	22,804	4.7%
Operating Income	5,141	5,098	0.8%	14,720	13,750	7.1%
Income Before Tax	5,339	5,157	3.5%	15,068	13,880	8.6%
Net Income (NI)	4,280	4,206	1.8%	11,918	10,656	11.8%
Earnings per Diluted Share (EPS)	1.178	1.150	2.4%	3.265	2.915	12.0%

Worldwide consolidated revenues were higher for all four major product categories in 3Q 2022 compared to 3Q 2021, despite a much stronger USD.  The same was true for 9M 2022, except for gynecology category sales which were less than 1% lower than in 9M 2021.  Sales invoiced in foreign currencies represented 19% of total WW consolidated 3Q 2022 sales (when expressed in USD) and 24% of 9M 2022 total WW consolidated sales.

Using the same foreign currency exchange (FX) rates for converting foreign currency sales into USD would have resulted in 3Q 2022 sales up 6%, and 9M 2022 sales up 10%, compared to the same periods in 2021 respectively.

UTMD profit margins in 3Q 2022 and 9M 2022 compared to the same periods in the prior year follow:

	3Q 2022	3Q 2021	9M 2022	9M 2021
	(Jul – Sep)	(Jul – Sep)	(Jan – Sep)	(Jan – Sep)
Gross Profit Margin: (gross profit/ sales)	63.2%	64.2%	61.7%	63.1%
Operating Income Margin: (operating income/ sales)	39.7%	40.6%	38.0%	38.0%
Net Income Margin: (profit after taxes/ sales)	33.0%	33.5%	30.8%	29.5%

During 3Q 2022, the Company continued to realize substantial increases in manufacturing costs, highlighted by incoming freight on raw materials which doubled compared to 2021.  Part of the large increase in freight costs is due to UTMD’s decision to purchase larger quantities of raw materials in order to hedge against continuing high cost inflation, minimize risk of disruption from unpredictable supplier performance and gain available quantity discounts.  Thankfully, UTMD’s cash position supports this sort of longer-term decision.

Although UTMD has lost almost no production capacity in 2022 as a result of COVID-19 infections in its workforce, the effect of government policies and spending during the pandemic which resulted in limited willing workers continues to linger. The war in Ukraine has had no discernible direct impact on UTMD or its subsidiaries.

Although UTMD’s gross profit margin has been squeezed, the same 38% operating income margin in 9M 2022 as in 9M 2021 suggests that management has been able to respond to the challenge of the negative headwinds. In this instance, a stronger USD helped by reducing foreign currency operating expenses in USD terms, including the GBP amortization of Identifiable Intangible Assets (IIA). The unfortunate increase in UTMD’s litigation costs, which are part of General and Administrative (G&A) operating expenses, has been offset by UTMD’s inability in 2022 to hire replacements for departed G&A employees.

Income before tax (EBT) increased more than operating income increased as a result of higher interest rates on higher average cash balances as well as higher rent income in Ireland from renting underutilized warehouse space.  The increase in 9M 2022 Net Income per U.S. Generally Accepted Accounting Principles (US GAAP) was further leveraged because of an additional income tax provision accrued in 2021 which was not repeated in 2022, as further explained below. Earnings Per Share benefited in addition from 30,105 UTMD shares repurchased in 2Q 2022.

Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 3Q 2022 compared to the end of calendar year 2021 and the end of 3Q 2021 follow:

	9-30-22	12-31-21	Change	9-30-21	Change
GBP	1.11303	1.35358	(17.8%)	1.34676	(17.4%)
EUR	0.97878	1.13765	(14.0%)	1.15770	(15.5%)
AUD	0.64366	0.72678	(11.4%)	0.72284	(11.0%)
CAD	0.72722	0.79016	(8.0%)	0.78908	(7.8%)

UTMD’s September 30, 2022 Balance Sheet, in the absence of debt, continued to strengthen with total assets up $2.8 million from the end of 2021. Ending Cash and Investments were $69.5 million on September 30, 2022 compared to $61.0 million on December 31, 2021, after paying $2.1 million in cash dividends to stockholders, purchasing $2.5 million in UTMD stock and increasing inventories $1.7 million during 9M 2022.  UTMD’s cash balance increased $2.35/ outstanding share at September 30, 2022 from the end of 2021 with a 12% increase in US GAAP Net Income, while the stock price declined $14.69/ share. Stockholders’ Equity (SE) increased $1.0 million in the nine-month period from December 31, 2021 despite the fact that $4.6 million in dividends and share repurchases reduced SE.

b)Revenues (sales)

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  For the U.S., Ireland, UK, France, Canada, Australia and New Zealand, UTMD generally accepts orders directly from and ships directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 14% of UTMD’s domestic end user sales, excluding Filshie device sales, go through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale to end user facilities are substantially the same for customers in the U.S. and outside the U.S. (OUS).

UTMD may have separate discounted pricing agreements with a specific clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made. For existing customers, past actual shipment volumes typically determine the fixed price by part number for the next agreement period of one year or less. For new customers, the customer’s best estimate of volume is usually accepted by UTMD for determining the ensuing fixed prices for the agreement period. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases is not inconsistent with UTMD’s disclosure that the selling price is fixed prior to the acceptance of a specific customer order.

Total UTMD WW consolidated 3Q 2022 sales were $383 (+3.0%) higher than in 3Q 2021. “Constant currency” sales means exchanging foreign currency sales into USD-denominated sales at the same FX rate as was in the previous period of time being compared. WW 3Q 2022 constant currency sales were $737 (+5.9%) higher. U.S. domestic sales were 11.2% higher (obviously without any FX impact), and OUS sales were 10.0% lower. Without the harm of a stronger USD in converting foreign currency sales, OUS sales were just 2.7% lower.

Domestic U.S. sales in 3Q 2022 were $8,615 compared to $7,749 in 3Q 2021.  Domestic sales are invoiced in USD and not subject to FX rate fluctuations. The components of domestic sales include 1) “direct other device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie device sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “direct Filshie device sales”. UTMD separates Filshie device sales from other medical device sales direct to medical facilities because of their significance, and the acquisition history. Direct other device sales, representing 47% of total domestic sales, were $342 (+9.2%) higher in 3Q 2022 than in 3Q 2021. OEM sales, representing 35% of total domestic sales, were $591 (+24.0%) higher. Direct Filshie device sales, representing 17% of total domestic sales, were $68 (4.4%) lower in 3Q 2022 compared to 3Q 2021.

OUS sales in 3Q 2022 were 10.0% lower at $4,340 compared to $4,823 in 3Q 2021. The decrease in USD-denominated OUS sales was leveraged as a result of a stronger USD which subtracted $354 from OUS sales that were invoiced in GBP, EUR, AUD and CAD foreign currencies in constant currency terms.  FX rates for income statement purposes are transaction-weighted averages. The weighted-average FX rates from the applicable foreign currency to USD during 3Q 2022 and 3Q 2021 for revenue purposes follow:

	3Q 2022	3Q 2021	Change
GBP	1.1760	1.3785	(14.7%)
EUR	1.0040	1.1793	(14.9%)
AUD	0.6828	0.7348	(7.1%)
CAD	0.7663	0.7941	(3.5%)

The weighted average unfavorable impact on 3Q 2022 foreign currency OUS sales was 12.4%, reducing reported USD sales by $354 relative to the same foreign currency sales in 3Q 2021.  In constant currency terms, foreign currency sales in 3Q 2022 were 2.7% lower than in 3Q 2021. The portion of OUS sales invoiced in foreign currencies in USD terms were 19.3% of total consolidated 3Q 2022 sales compared to 26.7% in 3Q 2021.

OUS sales invoiced in foreign currencies are due to direct end-user sales in Ireland, the UK, France, Canada, Australia and New Zealand, and to shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland and the UK.  Export sales from the U.S. to OUS distributors are invoiced in USD.  Direct to end-user foreign currency OUS 3Q 2022 sales in USD terms were 4.9% lower in Ireland, 16.2% lower in Canada, 28.1% lower in France, 14.8% lower in AUS/NZ and 1.3% higher in the UK than in 3Q 2021. Sales to OUS distributors/ international OEM customers were 9.3% lower in 3Q 2022 than in 3Q 2021.

Total 9M 2022 UTMD WW consolidated sales were $2,567 (+7.1%) higher than in 9M 2021. Constant currency sales were $3,529 (+9.8%) higher than in 9M 2021. U.S. domestic sales were 8.3% higher and OUS sales were 5.1% higher. Without the harm of a stronger USD in converting foreign currency sales, OUS sales were 12.2% higher..

Domestic U.S. sales in 9M 2022 were $24,429 compared to $22,555 in 9M 2021.  Direct other device sales, representing 49% of total domestic sales, were $1,202 (+11.1%) higher in 9M 2022 than in 9M 2021. OEM sales, representing 35% of total domestic sales, were $1,358 (+19.2%) higher. Direct Filshie device sales, representing 16% of total domestic sales, were $685 (14.8%) lower in 9M 2022 compared to 9M 2021.

OUS sales in 9M 2022 were 5.1% higher at $14,278 compared to $13,585 in 9M 2021. The increase in USD-denominated OUS sales was diminished as a result of a stronger USD which subtracted $962 from OUS sales that were invoiced in GBP, EUR, AUD and CAD foreign currencies (in constant currency terms).  FX rates for income statement purposes are transaction-weighted averages. The weighted-average FX rates from the applicable foreign currency to USD during 9M 2022 and 9M 2021 for revenue purposes follow:

	9M 2022	9M 2021	Change
GBP	1.2488	1.3860	(9.9%)
EUR	1.0672	1.1957	(10.7%)
AUD	0.7058	0.7584	(6.9%)
CAD	0.7797	0.7985	(2.3%)

The weighted-average unfavorable impact on 9M 2022 foreign currency OUS sales was 9.4%, reducing reported USD sales by $962 relative to the same foreign currency sales in 9M 2021.  In constant currency terms, OUS sales in 9M 2022 were 9.8% higher than in 9M 2021. The portion of OUS sales invoiced in foreign currencies in USD terms was 23.9% of total consolidated 9M 2022 sales compared to 27.0% in 9M 2021. Direct to end-user foreign currency OUS 9M 2022 sales in USD terms were 1.9% higher in Ireland, 10.9% lower in Canada, 11.2% lower in France, 14.4% higher in the UK and 23.5% lower in AUS/NZ. Sales to OUS distributors/OEM customers were 12.0% higher in 9M 2022 than in 9M 2021.

The volatility of FX rates for OUS sales when consolidated in USD terms continues to impact period-to-period relative financial results because of UTMD’s significant percentage of foreign currency sales.

UTMD segments sales into the following general product categories:  gynecology/ electrosurgery, labor & delivery, neonatal critical care, and miscellaneous including blood pressure monitoring kits and accessories as well as related OEM products.

In 3Q 2022 compared to 3Q 2021, WW gynecology/ electrosurgery sales were up 3%, WW neonatal device sales were up 11%, WW labor & delivery device sales were up 2%, and WW blood pressure monitoring and related OEM product sales were up 1%.  In 9M 2022 compared to 9M 2021, WW gynecology/ electrosurgery device sales were less than 1% lower, WW labor & delivery device sales were up 3%, WW neonatal device sales were up 15% and WW blood pressure monitoring and related OEM product sales were up 16%.  The 9M 2022 increases were after losing $962 in sales from the impact of converting foreign currency sales into USD.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global 3Q 2022 revenues (USD) by product category:

	Domestic	Outside US	Total
Labor & Delivery	$ 1,115	$ 153	$ 1,268
Gynecology/Electrosurgery/Urology	2,724	2,981	5,705
Neonatal	1,514	312	1,826
Blood Pressure Monitoring and Accessories*	3,262	894	4,156
Total:	$ 8,615	$ 4,340	$ 12,955

Global 9M 2022 revenues (USD) by product category:

	Domestic	Outside US	Total
Labor & Delivery	$ 3,045	$ 479	$ 3,524
Gynecology/Electrosurgery/Urology	7,699	8,531	16,230
Neonatal	4,610	1,002	5,612
Blood Pressure Monitoring and Accessories*	9,075	4,266	13,341
Total:	$ 24,429	$ 14,278	$ 38,707

*includes molded components sold to OEM customers.

Looking forward, UTMD expects that its 4Q 2022 and year 2023 organic device Revenues will continue to improve.

c)Gross Profit

Gross Profit results from subtracting the costs of manufacturing, quality assurance and receiving materials from suppliers from revenues. UTMD’s Gross Profit was $113 (+1.4%) higher in 3Q 2022 than in 3Q 2021, and $1,065 (+4.7%) higher in 9M 2022 than in 9M 2021. The percentage increases in Gross Profit were less than the percentage increases in Revenues, however, which resulted in lower Gross Profit Margins (Gross Profit divided by sales) in the table above. UTMD does not have long-term fixed price agreements. Near the end of 2021, UTMD generally increased product prices across-the-board by about 6.5%. With the exception of OEM devices unique to specific customers, UTMD has not increased product prices further in 2022, resisting additional increases in order to not participate in helping cause systemic inflation. However, UTMD retains the ability to raise prices on its specialized devices if manufacturing costs continue to increase faster than sales.

Variable manufacturing costs, including wages, raw materials and freight, all increased by double-digit percentages during 9M 2022, much more rapidly than UTMD’s price increases. Fixed costs were diluted by higher sales. Over time, management expects that some of the 2022 cost increases will prove transient, and to be able to adjust Gross Profit Margin performance to be more consistent with UTMD’s typical Gross Profit Margins of the past.

d)Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit. Operating Expenses, comprised of sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses, were 23.5% of sales in 3Q 2022 compared to 23.7% of sales in 3Q 2021.  Operating Expenses were 23.6% of sales in 9M 2022 compared to 25.1% of sales in 9M 2021.  UTMD’s tight control of Operating Expenses is a primary financial differentiation from other companies.

Comparison of (USD) consolidated Operating Expenses:

Category	3Q 2022	% of sales	3Q 2021	% of sales	9M 2022	% of sales	9M 2021	% of sales
S&M:	$ 373	2.9	$ 324	2.6	$ 1,066	2.7	$ 1,071	3.0
G&A:	2,560	19.8	2,524	20.1	7,713	19.9	7,598	21.0
R&D:	112	0.8	126	1.0	370	1.0	385	1.1
Total OE:	$ 3,045	23.5	$ 2,974	23.7	$ 9,149	23.6	$ 9,054	25.1

In the same way a stronger USD reduced consolidated USD sales in 2022, it also reduced the USD-denominated Operating Expenses of UTMD’s foreign subsidiaries by $130 in 3Q 2022 and $267 in 9M 2022. The following table summarizes “constant currency” Operating Expenses (this is a non-US GAAP measure that UTMD management believes provides supplemental information of interest to investors) in 3Q and 9M 2022 compared to the same periods in 2021 by Operating Expense category:

Category	3Q 2022 const FX	3Q 2021	9M 2022 const FX	9M 2021
S&M:	$ 383	$ 324	$ 1,090	$ 1,071
G&A:	2,680	2,524	7,956	7,598
R&D:	112	126	370	385
Total OE:	$ 3,175	$ 2,974	$ 9,416	$ 9,054

S&M expenses were higher in 3Q and 9M 2022 because of higher shipping costs in the U.S. The change in FX rates reduced USD-denominated 3Q 2022 OUS S&M expense by $10, and 9M 2022 OUS S&M expense by $24.

R&D expenses varied only by specific project expenses.  As almost all new product development is being carried out in the U.S., the FX rate impact on R&D expenses was negligible.

A division of G&A expenses by location follows. G&A expenses include non-cash expenses from the amortization of Identifiable Intangible Assets (IIA) associated with the Filshie Clip System, which is also separated out below:

G&A Expense Category	3Q 2022	% of sales	3Q 2021	% of sales	9M 2022	% of sales	9M 2021	% of sales
IIA Amort– UK:	$ 467	3.6	$ 548	4.4	$ 1,497	3.9	$ 1,654	4.6
IIA Amort– CSI:	1,105	8.5	1,105	8.8	3,316	8.6	3,316	9.2
Other– UK:	132		158		428		470
Other– US:	710		550		2,018		1,663
IRE:	73		74		224		235
AUS:	39		48		124		136
CAN:	34		41		106		124
Total G&A:	$ 2,560	19.8	$ 2,524	20.1	$ 7,713	19.9	$ 7,598	21.0

Over 60% of UTMD’s consolidated G&A expenses in all periods above were from the non-cash expense of amortizing IIA related to the Filshie Clip System. In other words, G&A IIA amortization expense declined to 12.1% of sales in 3Q 2022 from 13.2% of sales in 3Q 2021; and similarly declined to 12.5% of sales in 9M 2022 from 13.8% of sales in 9M 2021.  Fixed USD IIA amortization expense is diluted as a percentage of sales as Revenues increase.  The UK GBP IIA amortization expense was further diminished as a percentage of USD sales as a result of the lower USD/GBP FX rate.

U.S. Operating Expenses, “Other-US” in the table above (which does not include IIA amortization expense from the acquisition of Filshie U.S. Distribution Rights from CooperSurgical Inc in 2019) were higher as a result of $220 in litigation expenses in 3Q 2022 and $409 in 9M 2022, compared to $10 in 3Q and 9M 2021. The 2022 expenses were a result of ten product liability lawsuits regarding commonplace Filshie clip migration, set up in ten states by a single Texas law firm. In each case, UTMD has filed a motion to dismiss that is currently under consideration by each applicable Federal Court. Previously, over forty years’ span of time implanting 13 million Filshie clips in women worldwide, there was only one other clip migration lawsuit by a single plaintiff located in Canada, which case was dismissed before discovery began. UTMD remains confident in the excellent safety and effectiveness of the Filshie clip system, but unfortunately may have to continue to incur significant legal expenses until the current litigation is resolved.

OUS G&A expenses in USD terms were $745 in 3Q 2022 compared to $869 in 3Q 2021. OUS G&A expenses were $2,379 in 9M 2022 compared to $2,619 in 9M 2021. The constant currency table below shows how the stronger USD diminished OUS G&A expenses for 3Q 2022 by $120 and 9M 2022 by $243:

G&A Expense Category	3Q 2022 const FX	3Q 2021	9M 2022 const FX	9M 2021
IIA Amort– UK:	$ 548	$ 548	$ 1,653	$ 1,654
Other– UK:	155	158	475	470
IRE:	85	74	254	235
AUS:	42	48	132	136
CAN:	35	41	108	124
Total OUS G&A:	$ 865	$ 869	$ 2,622	$ 2,619

In summary, Operating Income in 3Q 2022 was $5,141 (39.7% of sales) compared to $5,098 (40.6% of sales) in 3Q 2021, an increase of 0.8%; and was $14,720 (38.0% of sales) in 9M 2022 compared to $13,750 (38.0% of sales) in 9M 2021, an increase of 7.1%.  In addition to the reduction of all foreign currency Operating Expenses due to a stronger USD, the lower IIA amortization expenses in the G&A category explains how UTMD was able to maintain its Operating Income Margin the same in 9M 2022 as in 9M 2021 despite litigation costs in 9M 2022 which were not present in 9M 2021.

Because of the significance of the IIA amortization expenses, and to remind stockholders of the history, the initial IIA amount of the 2011 Femcare UK purchase was £23,998.  After 11.5 years of amortization, the IIA balance is £5,505 as of the end of 3Q 2022.  For both 3Q 2022 and 3Q 2021 in GBP terms, the IIA amortization expenses were £397.  For 9M 2022 and 9M 2021, the IIA amortization expenses were £1,192 and £1,193 respectively. The converted USD amortization expense in each period then varied according to the USD/GBP FX rate, which explains almost all the difference in IIA amortization expense in IIA “Amort-UK” row in the table above.

The initial amount of IIA for the 2019 acquisition of 4.75 years’ remaining exclusive U.S. Filshie device distribution rights from CooperSurgical Inc (CSI) was $21,000.  The straight-line amortization of the IIA is $1,105/ calendar quarter over the remaining 4.75 years of the prior distribution agreement at the time of acquisition. After 36 months of amortization, the CSI IIA balance as of September 30, 2022 is $4,789.  The CSI IIA amortization expenses were the same in both years’ 3Q and 9M periods.

Because the non-cash IIA amortization expenses represent a majority of UTMD’s Operating Expenses, UTMD provides the following table that separates the IIA amortization expenses from all other Operating Expenses:

	3Q 2022	3Q 2021	9M 2022	9M 2021
IIA amortization expense	$ 1,573	$ 1,653	$ 4,813	$ 4,969
All other Operating expense	1,472	1,321	4,336	4,085
Total Operating Expenses:	$ 3,045	$ 2,974	$ 9,149	$ 9,054

Percent of Sales:	3Q 2022	3Q 2021	9M 2022	9M 2021
IIA amortization expense	12.1%	13.2%	12.4%	13.8%
All other G&A expense	11.4%	10.5%	11.2%	11.3%
Total G&A Expenses:	23.5%	23.7%	23.6%	25.1%

Therefore, when the two Filshie-related IIA balances are fully amortized, stockholders can look forward to a substantial increase in EBT. The Femcare acquisition IIA amortization expense has 3.5 more years to run at about $468 per quarter using the same USD/GBP FX rate as in 3Q 2022.  The CSI IIA amortization expense has only 1.1 more years to run at $1,105 per quarter.

e)Non-operating expense/ Non-operating income

Non-operating expense includes 1) bank fees; 2) losses from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) losses from disposition of assets.  Non-operating income includes 1) investment income from cash balances; 2) rent of underutilized property; 3) royalties received from licensing the Company’s technology; 4) gains from dispositions of assets; and 5) gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms.

UTMD’s net Non-operating income in 3Q 2022 was $198 compared to $59 in 3Q 2021.  Net non-operating income in 9M 2022 was $348 compared to $130 in 9M 2021.

In 3Q 2022 losses from remeasurement of the value of foreign currency bank balances were $2 compared to $7 in 3Q 2021. In 9M 2022, UTMD recognized a $7 loss from remeasurement of the value of foreign currency bank balances compared to $13 in 9M 2021.  Royalties received were $5 in 3Q 2022 compared to $10 in 3Q 2021, and $15 in 9M 2022 compared to $10 in 9M 2021. Interest earned on cash balances were $152 and $211 in 3Q and 9M 2022 respectively, compared to interest of $6 and $31 in 3Q and 9M 2021 respectively.

f)Income Before Income Taxes (EBT)

EBT results from subtracting net Non operating expense or adding net Non-operating income from or to, as applicable, Operating Income.  Consolidated 3Q 2022 EBT was $5,339 (41.2% of sales) compared to $5,157 (41.0% of sales) in 3Q 2021.  Consolidated 9M 2022 EBT was $15,068 (38.9% of sales) compared to $13,880 (38.4% of sales) in 9M 2021.

The EBT of Utah Medical Products, Inc. in the U.S. was $9,607 in 9M 2022 compared to $8,736 in 9M 2021. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 5,074 in 9M 2022 compared to EUR 4,662 in 9M 2021. The US GAAP EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP (279) in 9M 2022 compared to GBP (361) in 9M 2021. The EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 443 in 9M 2022 compared to CAD 450 in 9M 2021. The EBT of UTMD’s manufacturing subsidiaries varies as a result of intercompany shipments which are eliminated in the consolidation of financial results.

EBITDA is a non-US GAAP metric that UTMD management believes is of interest to investors because it provides meaningful supplemental information to both management and investors that represents profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments.  Although the U.S. Securities and Exchange Commission advises that EBITDA is a non-US GAAP metric, UTMD’s non-US GAAP EBITDA is the sum of the following elements in the table below, each of which is a US GAAP number:

Component of EBITDA	3Q 2022	3Q 2021	Change	9M 2022	9M 2021	Change
EBT	$ 5,339	$ 5,157	+3.5%	$ 15,068	$ 13,880	+8.6%
Depreciation of fixed assets	152	157		454	483
Amortization of patent expenses	8	9		24	27
Amortization of Femcare IIA	467	548		1,497	1,653
Amortization of CSI distribution agreement IIA	1,105	1,105		3,316	3,316
Stock option compensation expense	38	41		121	123
Remeasured currency (gains) or losses	2	7		7	13
Adjusted Consolidated EBITDA:	$ 7,111	$ 7,024	+1.2%	$20,487	$19,495	+5.1%

UTMD’s non-US GAAP adjusted consolidated EBITDA as a percentage of sales was 54.9% in 3Q 2022 compared to 55.9% in 3Q 2021, reflecting the lower GPM.  Similarly, UTMD’s non-US GAAP adjusted consolidated EBITDA as a percentage of sales was 52.9% in 9M 2022 compared to 53.9% in 9M 2021. Based on 9M 2022 actual operating results, management expects non-US GAAP adjusted consolidated EBITDA of about $28 million for the full year 2022, consistent with previous projections.

g)Net Income

Net Income is EBT minus a provision for income taxes.  Net Income in 3Q 2022 of $4,280 (33.0% of sales) was 1.8% higher than Net Income of $4,206 (33.5% of sales) in 3Q 2021.

Net Income in 9M 2022 of $11,918 (30.8% of sales) was 11.8% higher than the US GAAP Net Income of $10,656 (29.5% of sales) in 9M 2021. Net Income per US GAAP in 9M 2021 was reduced by an additional tax provision expense required to be recorded in the quarter in which a tax change is enacted, as a result of an adjustment to UTMD’s deferred tax liability (DTL).  The DTL results from the tax effect of not being able to deduct remaining future amortization expense of Femcare IIA.  In 2Q 2021, because the UK reset its corporate tax rate from 19% to 25% beginning with 2Q 2023, it caused UTMD to have to book an additional $390 in its 2Q 2021 income tax provision that represented the additional tax which will be paid in the UK over the then remaining five year life of the 2011 Femcare acquisition IIA. Excluding the $390 DTL and tax provision increases in 2Q 2021, which reduced 9M 2021 Net Income by that same amount, 9M 2022 Net Income was 7.9% higher than 9M 2021 non-US GAAP Net Income of $11,047 (30.6% of sales), which management believes is more indicative of operating results.

The average consolidated income tax provisions (as a % of the same period EBT) per US GAAP in 3Q 2022 and 3Q 2021 were 19.8% and 18.4% respectively, and were 20.9% and 23.2% in 9M 2022 and 9M 2021 respectively. Please recall that the 9M 2021 income tax provision was inflated by $390 for the 2Q 2021 DTL adjustment. The non-US GAAP income tax provision rate was 20.4% for 9M 2021.

The consolidated income tax provision rate varies as the mix in taxable income among U.S. and foreign subsidiaries with differing income tax rates differs from period to period. UTMD has consistently paid millions of dollars in income taxes annually. The basic corporate income tax rates in each of the sovereignties were the same as in the prior year.

UTMD management believes that the presentation of results excluding the unfavorable deferred tax liability adjustment to its 9M 2021 income tax provision provides meaningful supplemental information to both management and investors that is more clearly indicative of UTMD’s operating results. The non-US GAAP exclusion only affects Net Income and Earnings Per Share.

h)Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).

Diluted EPS in 3Q 2022 were $1.178 compared to $1.150 in 3Q 2021, a 2.4% increase. Diluted EPS in 9M 2022 were $3.265 compared to US GAAP diluted EPS of $2.915 in 9M 2021, a 12.0% increase.  Backing out the 2021 “one-time” income tax provision increase due to the DTL adjustment, non-US GAAP diluted EPS in 9M 2021 were $3.021. The 8.1% increase in 9M 2022 diluted EPS compared to non-US GAAP diluted EPS in 9M 2021 was consistent with the increase in EBT, given a slightly higher average consolidated income tax rate. Diluted shares were 3,634,235 in 3Q 2022 compared to 3,657,733 in 3Q 2021. The lower diluted shares in 3Q 2022 were the result of UTMD shares repurchased in 2Q 2022, offset slightly by employee options exercised.

The number of shares used for calculating 3Q 2022 EPS was higher than September 30, 2022 actual outstanding shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options. Outstanding shares at the end of 3Q 2022 were 3,625,195 compared to 3,654,737 at the end of calendar year 2021. The difference was due to 30,105 shares repurchased in 2Q 2022 less 563 shares in employee option exercises during 9M 2022. For comparison, actual outstanding shares were 3,648,984 at the end of 3Q 2021. The total number of outstanding unexercised employee and outside director options at September 30, 2022 was 49,895 at an average exercise price of $69.00, including shares awarded but not yet vested.  This compares to 59,869 unexercised option shares at the end of 3Q 2021 at an average exercise price of $68.74/ share, including shares awarded but not vested.

The number of shares added as a dilution factor for 3Q 2022 was 9,220 compared to 10,933 in 3Q 2021. The number of shares added as a dilution factor for 9M 2022 was 9,424 compared to 10,685 in 9M 2021. No options were awarded in 2021 or through 9M 2022.  No UTMD shares were purchased in the open market in 2021. In 2Q 2022, the Company purchased 30,105 UTMD shares at an average cost of $82.88/ share. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders.

i) Return on Stockholder Equity (ROE) and Stock Value

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  After payment of cash dividends to stockholders, annualized ROE in 9M 2022 was 12% compared to annualized ROE of 10% in 9M 2021. Before the payment of dividends, annualized ROE in 9M 2022 was 15% compared to 14% in 9M 2021.  The higher ROE in 9M 2022 was due to a 1% increase in average accumulated stockholders’ equity divided into a 12% increase in Net Income. Targeting a high ROE of 20% (before dividends) remains a key financial objective for UTMD management.

UTMD paid $1,051 ($0.290/share) in dividends to stockholders in 3Q 2022 compared to $1,039 ($0.285/ share) paid in 3Q 2021. Dividends paid to stockholders during 3Q 2022 were 25% of 3Q 2022 Net Income. UTMD paid $2,111 ($0.290/share) in dividends to stockholders in 9M 2022 compared to $3,116 ($0.285/ share) paid in 9M 2021. The difference was due to an earlier payment of a special dividend at the end of 2021 instead of in 1Q 2022.

UTMD’s closing share price at the end of 3Q 2022 was $85.31, down from the closing price of $85.90 three months earlier at the end of 2Q 2022, and the closing price of $100.00 nine months earlier at the end of 2021.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $15,467 in 9M 2022 compared to $16,217 in 9M 2021.  The $750 lower cash provided by operating activities in 9M 2022, despite $1,261 higher Net Income, was due primarily to working capital differences from 1) a $1,904 greater increase in inventories in 9M 2022 compared to 9M 2021, 2) a $306 greater increase in trade accounts receivable and 3) a $249 larger decrease in deferred income taxes, which were offset by 1) a $297 greater increase in accounts payable and 2) a $264 larger increase in accrued expenses.

Capital expenditures for property and equipment (PP&E) were $771 in 9M 2022 compared to $299 in 9M 2021.   The higher capital expenditures in 2022 were due to investment in new manufacturing equipment in both Utah and Ireland. Capital expenditures for intangible assets were $9 in 9M 2022 compared to none in 9M 2021.

UTMD made cash dividend payments of $2,111 in 9M 2022 compared to $3,116 in 9M 2021.  The dividend declared in 4Q 2020 was paid in January 2021.  The special dividend declared in 4Q 2021 was paid earlier in December 2021 instead of January 2022. There were $2,495 in share repurchases in 9M 2022 compared to no share repurchases in 9M 2021.

In 9M 2022 the Company received $43 and issued 563 shares of stock on the exercise of employee and director stock options. Option exercises in 9M 2022 were at an average price of $75.98 per share. In comparison, in 9M 2021, UTMD received $281 and issued 5,949 shares of its stock upon the exercise of employee and director stock options. Option exercises in 9M 2021 were at an average price of $47.25 per share.

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

k)Assets and Liabilities

September 30, 2022 total consolidated assets were $118,413, a net increase of $2,777 from December 31, 2021.

Consolidated Current Assets alone increased $11,084, as cash increased $8,537, inventories increased $1,713 and receivables increased $903. The smaller total asset increase was due to an offsetting $8,307 decrease in long term assets, Net Intangible Assets and Property, Plant & Equipment (PP&E). Net Intangible Assets declined $7,498 as a result of amortization combined with a weaker GBP for remaining Femcare IIA. OUS PP&E declined $1,074, also as a result of a combination of depreciation and weaker quarter-ending foreign currencies for remaining OUS PP&E assets.

UTMD’s Ireland subsidiary EUR-denominated assets and liabilities on September 30, 2022 were translated into USD at an FX rate 14.0% lower (weaker EUR relative to the USD) than the FX rate at the end of 2021. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 17.8% lower (weaker GBP) than the FX rate at the end of 2021.  UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 11.4% lower (weaker AUD) than the FX rate at the end of 2021.  UTMD’s Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 8.0% lower (weaker CAD) than the FX rate at the end of 2021.  The net book value of WW consolidated PP&E declined $809 at September 30, 2022 from the end of 2021 due to the period-ending changed FX rates above, $771 in new asset purchases and $454 in depreciation.

Working capital (Current Assets minus Current Liabilities) was $77,972 at September 30, 2022 compared to $69,412 at December 31, 2021.  The sources of the working capital increase were from consolidated increases of $8,537 in cash, $1,713 in inventories and $903 in receivables.  A $2,524 increase in consolidated Current Liabilities essentially offset the increases in inventories and receivables. The Current Liabilities of accounts payable and accrued liabilities increased $528 and $1,996 respectively, due to higher sales/production activity, higher accrued income taxes and the fact that the 4Q 2021 declared dividend was already paid rather than in accrued liabilities at the end of 2021.  Management believes that UTMD’s working capital remains sufficient to meet normal operating needs, as well as providing a cushion for unpredictable short-term negative events, new capital expenditures and continued cash dividend payments to stockholders..

September 30, 2022 Net Intangible Assets (goodwill plus other intangible assets, less amortization) declined $7,498 from the end of 2021.  New Intangible Assets of $9 were acquired in 9M 2022.  At September 30, 2022, Net Intangible Assets including goodwill were 20% of consolidated Total Assets compared to 27% at year-end 2021, and 28% one year ago at September 30, 2021.

The long-term deferred tax liability (DTL) balance for Femcare IIA ($9,084 on the date of the acquisition) was $1,479 (£1,328) at September 30, 2022, compared to $2,105 (£1,555) at December 31, 2021, and $2,196 (£1,630) at September 30, 2021.  Reduction of the DTL occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare IIA (because the amortization expense is not tax deductible in the UK). The DTL declined $626 at September 30, 2022 from December 31, 2021, as a result of 9M 2022 amortization expense of $1,497, which reduced the DTL balance by $284 (using UK tax rate = 19%). The remaining difference was due to the FX rate when converting the weaker GBP to USD at September 30, 2022.

UTMD’s total debt ratio (Total Liabilities/ Total Assets) as of September 30, 2022 was 9%, including a remaining $1,895 REPAT tax liability payable over another three years.  The total debt ratio as of December 31, 2021, was 7% because of the early dividend payment, and was 8% as of September 30, 2021.

The $2,777 increase in Total Liabilities and Stockholders’ Equity (same as increase in Total Assets) was primarily due to the $2,524 increase in Current Liabilities.  Stockholders’ Equity increased $1,048 at September 30, 2022 from December 31, 2021. Stockholders’ equity increased during 9M 2022 by $11,918 in Net Profit, but was also reduced by $2,111 in dividends paid to stockholders, $2,495 in share repurchases and the effect of FX rate changes on OUS assets.

l)Management's Outlook

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

Despite continuing economic challenges created by government reaction to the COVID-19 pandemic, especially including hyperinflation in costs and lack of availability of quality workers, the Company continues to effectively execute its 2022 plan as outlined above.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were 1.0217, .8790 and .8638 EUR per USD as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively.  Exchange rates were .8984, .7388 and .7425 GBP per USD as of September 30, 2022, December 31, 2021 and September 30, 2021, respectively.  Exchange rates were 1.5536, 1.3759 and 1.3834 AUD per USD on September 30, 2022, December 31, 2021, and September 30, 2021, respectively.  Exchange rates were 1.3751, 1.2656, and 1.2673 CAD per USD on September 30, 2022, December 31, 2021, and September 30, 2021, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2022. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During 9M 2022 UTMD purchased 30,105 of its shares in the open market for $2,495 including commissions and fees ($82.88/ share.)  UTMD did not purchase any of its own securities during 9M 2021.

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        11/10/22                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        11/10/22                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer