Form 10-K
period 2022-12-31
UTAH MEDICAL PRODUCTS INC
filed 2023-03-27
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐    No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2022, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $335,723,200.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 24, 2023, common shares outstanding are 3,627,992.

DOCUMENTS INCORPORATED BY REFERENCE
The Company’s definitive proxy statement for the Annual Meeting of Stockholders is incorporated by reference into Part III, Item 10, 11, 12, 13 and 14 of this Form 10-K.

PART I

ITEM 1 – BUSINESS

Currency amounts throughout this report are in thousands except per-share amounts and where noted.

Utah Medical Products, Inc. (“UTMD” or “the Company”) is in the business of producing high quality cost  effective medical devices that are predominantly differentiated by safety and improved patient outcomes.  Throughout this report, “UTMD” or “the Company” refers jointly to Utah Medical Products, Inc. and all of its subsidiaries.  Success depends on 1) recognizing and responding to needs of clinicians and patients, 2) rapidly designing or acquiring economical solutions that gain premarketing regulatory concurrence, 3) reliably producing devices that meet those clinical needs, and then 4) selling through

a)UTMD's own direct channels into markets where the Company enjoys an established reputation and has a critical mass of sales and support resources, or

b)relationship with other companies that have the resources to effectively distribute and support the Company's products.

UTMD's success in providing reliable solutions comes from its proven ability to integrate a number of engineering and technical disciplines in electronics, software, mechanical assembly and packaging, instrumentation, plastics processing and materials.   The resulting differentiated devices represent significant incremental improvements in patient safety, clinical outcomes and/or total cost over preexisting clinical tools. UTMD's experience is that, in the case of labor saving devices, the improvement in cost effectiveness of clinical procedures also leads to an improvement in overall healthcare including lower risk of complications.  UTMD markets a broad range of medical devices used in critical care areas, especially the neonatal intensive care unit (NICU), the labor and delivery (L&D) department and the women’s health center in hospitals, as well as medical devices sold to outpatient clinics and physician's offices.

The opportunity to apply solutions to recognized needs results from an excellent core of practicing clinicians who introduce ideas to the Company, and key employees who are both clinical applications savvy and development engineering adept.

Domestically, UTMD’s medical devices are sold directly to clinical end-user facilities or a designated stocking distributor for a medical facility.  In addition, some of UTMD’s devices are sold through specialty distributors, national hospital distribution companies and other medical device manufacturers.  Outside the U.S. (OUS), devices are sold directly to end-users in Canada, the United Kingdom (UK), France, Ireland, Australia and New Zealand (NZ), and through other medical device companies and independent medical products distributors in many other countries. UTMD has representation globally in the major developed countries as well as many underdeveloped countries through more than 206 distributors, 108 of which purchased at least five thousand dollars in UTMD medical devices during 2022.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $128 million in the form of share repurchases, and an additional $78 million in cash dividends, to its public stockholders.

Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed in 1995 to better serve UTMD’s OUS customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  In 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries including Femcare Australia Pty Ltd as a sales and distribution operation to directly serve Australia medical facilities. The addition of Femcare provided product and distribution channel diversification and expansion.  Sales of the products, or derivatives of the products, from the four acquisitions noted above, comprised 48% of UTMD’s consolidated 2022 sales.  In late 2016, UTMD formed Utah Medical Products Canada Ltd (dba Femcare Canada) as a sales and distribution operation to directly serve Canadian medical facilities. In 2017, UTMD’s UK subsidiary began to distribute its devices directly to medical facilities in France. In early 2019, UTMD acquired the remaining life of Femcare’s exclusive U.S. distribution agreement for the Filshie Clip System from CooperSurgical Inc.  In late 2020, UTMD’s Australia subsidiary incorporated a New Zealand subsidiary in order to distribute devices directly to medical facilities in New Zealand.  In 2021, due to BREXIT, Utah Medical Products Ltd in Ireland began distributing devices directly to medical facilities in France in lieu of the UK.

UTMD's corporate headquarters are located at 7043 South 300 West, Midvale, Utah 84047 USA.  The corporate office telephone number is 01 (801) 566 1200.  Ireland operations are located at Athlone Business and Technology Park, Athlone, County Westmeath, Ireland.  The Ireland telephone number is 353 (90) 647-3932.  United Kingdom operations are located at 32 Premier Way, Romsey, Hampshire SO51 9DQ, United Kingdom.  The UK phone number is 44 (1794) 525 100.  Australia operations are located at Unit 12, 5 Gladstone Road, Castle Hill, NSW 2154, Australia.  The Australia phone number is 612 9045 4110.  Canada operations are located at 6355 Kennedy Road #15, Mississauga, ON L5T 2L5, Canada. The Canada phone number is 01 (905) 795-1102.

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

To assist the physician in controlling the effectiveness of administration of oxytocin and monitoring effects of amnioinfusion, contraction intensities, uterine resting tones and peak contraction pressures are closely monitored through the use of an invasive intrauterine pressure catheter system.  In addition, to help identify the possible onset of fetal hypoxia, correlation of the changes in fetal heart rate (FHR) relative to the frequency and duration of contractions are often electronically monitored.  UTMD’s intrauterine pressure (IUP) catheters provide for clinician choices from a traditional fluid-filled system to INTRAN® PLUS, for over thirty years the most widely accepted transducer-tipped system.  UTMD’s IUP catheters include:

•UTMD’s initial fluid-filled catheter kits utilized a saline filled catheter placed within the uterine cavity, connected to a separate external reusable or disposable pressure transducer. This product package, utilizing double lumen catheters, was the traditional mode of intrauterine monitoring prior to the introduction of INTRAN.  An intrauterine pressure change was transmitted through the fluid column to the external pressure transducer.

•Introduced in 1987, INTRAN was the first disposable intrauterine pressure catheter that placed the pressure transducer at the pressure source within the uterine cavity.  This design eliminated the complicated setup of fluid filled systems and provided more accurate pressure waveforms.  INTRAN I was discontinued in 1995 in favor of the more widely preferred INTRAN PLUS.

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

Specialized Labor & Delivery Tools.

BT-CATH® is a patented uterine balloon tamponade catheter for controlling severe postpartum hemorrhage. Obstetric hemorrhage, which is unpredictable and potentially life-threatening, creates a medical emergency that is commonplace. The benefits of BT-CATH include the ease of rapid deployment and ability to monitor further bleeding after the tamponade has been placed.

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

Neonatal Intensive Care:

DISPOSA-HOOD™

The DISPOSA-HOOD is an infant respiratory hood that is used in the NICU to administer oxygen to neonates and flush CO2 (carbon dioxide) while maintaining a neutral thermal environment (NTE) critical to proper physiologic responses. The DISPOSA-HOOD, placed over the infant's head, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head.  The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head, provides optimum flows for elimination of CO2 by ventilation and allows for humidification. DISPOSA-HOOD, in contrast to an incubator, allows for excellent access to and visualization of the underdeveloped infant.  Because it is a disposable product, it also prevents potential cross contamination that might occur with an incubator. Less invasive than nasal cannulae, DISPOSA-HOOD avoids potential damage to fragile premature neonatal nasal/ orotracheal tissues, as well as facial tissues as cannulae are often secured with tape.   A nasal cannula by itself cannot provide a NTE.

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

PICC-NATE® is a percutaneous intraepithelial central venous catheter family of devices specifically designed to minimize trauma to the critically ill neonate.  The product line was designed with the input of experienced neonatal medical practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling.  The soft, strong silicone PICC-Nate comes in three diameter sizes, 1.1 Fr, 1.9 Fr and 3.0 Fr, and two hub configurations for securement. UTMD’s most recent addition, the tiny 1.1 Fr catheter, advances the ability of clinicians to care for smaller premature babies. UTMD added Tecoflex polyurethane versions in the same sizes that offer many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion.

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

Gynecology /Urology /Electrosurgery:

LETZ® System: FINESSE+ Generator; Specialty Loop, Ball, and Needle Electrodes;

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

UTMD’s LETZ System includes disposable electrodes, the FINESSE® electrosurgical generators and other miscellaneous components.  The UtahLoop® disposable loop electrode, used to excise the tissue specimen, is a pencil like tube with a thin tungsten wire loop attached.  The loop is available in varying sizes and includes a Safe T Gauge® that can be positioned so the physician can accurately monitor and control the amount of tissue being excised. Excising too much tissue can compromise fertility and result in premature birth. Excising too little tissue can result in failure to remove the precancerous tissue. UTMD continues to augment its specialty electrodes. For example, the Company markets a unique conization electrode for deep endocervical disease called C-LETZ®, designed by UTMD to limit the removal of healthy tissue margins that might compromise adequate cervical function.  UTMD introduced the patented DXTender® electrode attachment that prevents interference with the colposcope during LETZ.  UTMD also will continue to provide other components to augment the use of its market-leading specialty electrodes with other manufacturers’ electrosurgical generators.

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

Filshie® Clip System

  UTMD acquired the Filshie Clip System as part of its acquisition of Femcare Group Ltd in March 2011. In 2022, sales of Filshie clips, applicators and accessories represented 24% of UTMD’s total U.S. Dollar denominated sales. The Filshie clip is a female surgical contraception device used for tubal ligation, i.e., placed on the fallopian tubes, generally laparoscopically in between pregnancies (interval sterilization), but also postpartum (following childbirth) during C-Sections. The Filshie clip, implanted in over six million women worldwide during the last 39 years, has empirically been proven to be the safest and most effective tubal occlusive device, is as easy or easier to achieve occlusion as any of the alternative surgical techniques, and has a substantially higher probability of reversibility when compared to all of the other approaches for women who later decide that they would like to get pregnant. Femcare has obtained numerous regulatory approvals for the Filshie Clip System, which throughout 2022 was sold OUS directly by UTMD and its subsidiaries to medical facilities in Canada, Ireland, France, the UK, Australia and New Zealand, and through specialty distributors in other countries. In February 2019, UTMD purchased the remaining exclusive U.S. distribution rights of CooperSurgical Inc. (CSI), allowing the Company to directly distribute the Filshie Clip System to medical facilities in the U.S.

  There have been several tubal ligation methods with varying degrees of effectiveness, safety and opportunity to be reversed. The traditional tubal ligation approach, informally known as “getting one’s tubes tied”, is a form of female sterilization in which the fallopian tubes are severed, sealed and permanently pinched shut.  If the sterilization procedure is carried out postpartum, the Pomeroy technique is often adopted. During this procedure a small loop of the fallopian tube is tied with a suture and the top section removed by cutting. A traditional method for interval sterilization is with the use of bipolar cautery (electrocautery). With this method, an electric current flows between the tips of forceps when applied to the fallopian tube. The current then “burns” a portion of the fallopian tube shut. Bipolar cautery has a higher rate of ectopic pregnancy, a life-threatening complication, compared to other tubal occlusion methods. Although these common methods are relatively easy to perform, their failure rate - defined as the percentage of patients having undergone the procedure who subsequently get pregnant - has been reported to be about 3%. The Filshie clip, which can be used either postpartum or at times unrelated to the post-partum period (interval sterilization), is at least as easy to use, has much less intraoperative risk, has a reported failure rate an order of magnitude less than bipolar cautery and is more effective and much simpler to perform than the Pomeroy technique.

  Apart from bipolar cautery and the Pomeroy technique, other mechanical devices have been used but are no longer manufactured: the Falope Ring (or Yoon Ring) and the Hulka clip. Both these older methods had a higher failure rate than the Filshie clip, are associated with more post-operative pain and have generally been abandoned in favor of other sterilization techniques.

  In more recent years, hysteroscopic sterilization devices were introduced as an alternative to laparoscopic tubal ligation. The devices were the Adiana by Hologic Inc. and the ESSURE by Conceptus, Inc. (acquired by Bayer AG in 2013).  Both of these transcervically implanted devices are no longer being marketed; Adiana was stopped in 2012 and ESSURE was stopped in 2017. Prior to Bayer ceasing the distribution of ESSURE, the device had received a substantial amount of negative publicity regarding unwanted side effects, particularly from patients using social media. Unfortunately, because both the Filshie clip and ESSURE are surgically implanted devices designed to achieve sterilization by tubal occlusion, some readers of the media - including certain product liability attorneys - have incorrectly concluded that the negative side effects of ESSURE also apply to Filshie clips. UTMD would like to provide clarification to stockholders why this association is incorrect.

 In particular, within a few hundred thousand implanted ESSURE devices, thousands of women complained about possible autoimmune responses, allergic response to nickel and/or significant chronic pain. These symptoms do not apply to Filshie clips as the ESSURE device and Filshie clips are substantially different in design and use.  ESSURE, with components made of nickel, had a metal coil with a tip capable of perforation. It was hysteroscopically implanted (with some difficulty and risk of unwanted bodily injury) inside the fallopian tubes, which then caused scar tissue to grow around it over time and occlude the tubes. Filshie clips are clamped over the tubes, laparoscopically or following a C-section, with immediate effective occlusion and almost no chance of patient injury in the course of implantation beyond the normal risks of laparoscopic surgery. There are no nickel components in the Filshie clip. However, a minute amount of nickel does exist in medical grade silicone and titanium, generally accepted worldwide as the most biocompatible materials for human implants. A toxicology study by a reputable microbiology firm confirmed that the amount of nickel found in Filshie clips is significantly less than that found in normal drinking water and foods. Orthopedic implants, for example, are routinely made of titanium in massively greater amounts. Out of millions of Filshie clips in use, a few complaints have come from patients who suspected that they were allergic its components - including to copper, which is not in Filshie clips - but there have been no such reports from clinicians or in the clinical literature.

Pain associated normally with any laparoscopic procedure generally resolves within 48 hours, and is not severe, nor does it become chronic unless the result of an infection. Sterile Filshie clips are provided to the surgeon in validated sterile packaging. Nevertheless, pain is the most prevalent (but still rare) Filshie clip complaint.  In women with implanted clips who have reported chronic pain, several other gynecological symptoms are typically present which are not related to Filshie clips. The obvious recourse for a person experiencing pain that she associates with an implanted device is to remove it.  ESSURE, which is difficult if not impossible to remove, requires specialized surgical technique. In contrast, given widely available imaging and normal laparoscopic skills, Filshie clips can be removed safely, although removal is very rarely requested by patients or recommended by physicians.

A well-known and clinically-reported potential side effect of Filshie clip tubal ligation is clip migration. A clip-occluded fallopian tube eventually separates into two permanently closed stubs after tissue necrosis under a closed clip. Peritoneal tissue usually encapsulates an implanted clip while still in contact with the fallopian tube.  In some cases where tissue encapsulation is slow, migration of a clip may occur after sterilization has been achieved. Although the silicone lining of the clip helps prevent clip migration and reduces the risk of tubal regeneration, one clinical journal publication indicated migration occurs 6% of the time. Dr. Marcus Filshie, the inventor of the clip, expressed his opinion in 2002 that more than 25% of patients will experience a migration of one or more clips, typically within the abdominal cavity. Once detached, the clip typically becomes encompassed in dense adhesive tissue without any symptoms. Rarely, a low grade inflammatory response can occur. Because clips are biologically inert and small, physicians generally have concluded that removing a migrated clip represents more risk to long term well-being than leaving it in the body.  In 2019, UTMD retained an independent clinical expert, Dr. Nader Gad in Australia, who in 2010 had published the results of an almost twenty-year retrospective review of all reported Filshie clip migration events in the English literature, in order to independently review all subsequent reported complaints contained in the US FDA MAUDE website and the Australia TGA DAEN website over the most recent ten years. His February 2019 written report observed that “There were no serious clinical or life-threatening complications that related directly or indirectly to the Filshie clips or their migration.”

In late 2021, after the Filshie clip had been used in the U.S. for 25 years and implanted in millions of women, a clip migration lawsuit was filed in Texas. Subsequently, the same law firm solicited and recruited claimants in other states. As of the end of January 2023, there were a total of fourteen clip migration lawsuits initiated by the same law firm in twelve different states. UTMD has filed motions to dismiss in most of those lawsuits, one of which has been granted. A dismissal can be appealed, but as of yet hasn’t been. Management expects others to be dismissed based on legal grounds such as lack of jurisdiction or U.S. FDA preemption. In lawsuits where UTMD’s early motions for dismissal have been denied, those denials will be challenged by facts presented by UTMD at a later stage. In UTMD’s view, the current lawsuits which have not been litigated yet are without merit as UTMD believes that they are preempted by federal law.

The U.S. FDA approved the Filshie clip for marketing in the U.S. in 1996 after a Premarket Approval (PMA) submission, which included a prospective clinical trial involving 5,454 women implanted with Filshie clips.  As mandated by the FDA, Femcare (the developer and manufacturer of the Filshie Clip System) is required to submit an annual experience report for FDA’s continual review and vigilance of the safety and effectiveness of the PMA device.  In late 2016, the FDA approved the use of Femcare’s Sterishot single use applicator for implanting Filshie clips. (An applicator is a precision instrument which closes the implanted Filshie clip on the Fallopian tube to achieve proper permanent tubal ligation.) Reused applicators require extra handling, cleaning, resterilization and storage, which all have the potential to damage or misalign the delicate mechanism. Timely periodic servicing and recalibration is needed, but often not sought by hospitals. In addition, the reuse of a surgical instrument introduces the possibility of infection if not properly cleaned and resterilized between procedures. The precalibrated, single-use sterile Sterishot applicator eliminates these safety, effectiveness and cost exposures. After more than ten years since being introduced outside the U.S. (OUS), the patented Sterishot is used in the majority of Filshie clip ligation procedures OUS, but was not effectively marketed by CSI, Femcare’s distributor in the U.S. until 2019.  Beginning in February 2019, UTMD began directly marketing the Filshie Clip System in the U.S., strongly recommending that all hospitals use a Sterishot kit for each procedure.

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

LIBERTY® System

LIBERTY is a device for the conservative treatment and effective control of urinary incontinence in women.  UTMD believes that LIBERTY is the easiest-to-use, most cost-effective incontinence treatment available that yields a therapeutic effect, not just a cover-up. LIBERTY consists of a battery-operated electrical stimulation unit and an intravaginal electrode probe.  This physiotherapy technique, which can be done in the privacy of the home, involves passive strengthening of the periurethral muscles.  Pulsed, low voltage, low frequency current is applied primarily to the pudendal neuromuscular tissue causing the pelvic area muscles to contract, leading to better muscle tone.  Because electrical stimulation has no known adverse side effects, LIBERTY provides women suffering from mild to moderate incontinence an effective, lower cost and lower risk alternative to more traumatic treatments such as surgery and drug therapy.

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

Blood Pressure Monitoring:

DELTRAN® Disposable Pressure Transducer (DPT)

In pressure monitoring, a transducer is used to convert physiological (mechanical) pressure into an electrical signal that is displayed on electronic monitoring equipment.  UTMD developed and is now distributing its disposable transducer as a stand alone product, and as a component in sterile blood pressure monitoring kits through direct representatives and other medical companies in the U.S., as well as independent distributors and other medical device companies OUS.

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

1)  Domestic sales.

For domestic sales to end-users of finished devices, marketing efforts are complex and fragmented.  UTMD’s marketing focus is with clinicians who take responsibility for obtaining optimal patient care outcomes, primarily through clinical meetings, trade shows and the Internet.  In competitive bidding processes, UTMD must work primarily with administrators who are responsible for hospital purchasing decisions..

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

In 2022, UTMD sold components and finished devices to 146 other companies in the U.S. (OEM sales). For over 40 years, the Company has utilized its manufacturing capabilities and engineering know-how to produce high quality components and finished devices for other companies.  For U.S. companies which wish to distribute their products outside the U.S., UTMD’s maintenance of certification to current ISO 13485 medical device quality standards is an important benefit.  UTMD’s website, which lists its capabilities, is often the basis for contacts for new OEM work.

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

2)  Outside the U.S. (OUS) sales.

OUS sales in 2022, as a percentage of consolidated total USD sales, represented 39% compared to 38% in 2021 and 39% in 2020.  In USD terms, 64% of 2022 OUS sales were invoiced in foreign currencies. In addition, foreign subsidiary expenses are in the native currency of the respective country.  Therefore, changes in foreign currency exchange (FX) rates can have a significant impact on UTMD’s USD-reported financial results.

Prior to 2011, with only a few exceptions, UTMD’s OUS sales were to other medical device companies and distributors, not to clinical end-user facilities. After the acquisition of Femcare in 2011, UTMD began a transition to marketing directly to end-users in countries where the Filshie Clip System had achieved significant acceptance. This also allowed increased distribution opportunities for other UTMD devices which previously did not have significant third-party distributor interest.  In 2022, UTMD distributed directly to OUS medical facilities in Canada, the UK, France, Ireland, Australia and New Zealand.  In addition, the Company’s devices are sold in other countries OUS through over 200 independent regional distributors. UTMD’s website provides information that frequently results in unsolicited contacts from OUS entities.

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

When U.S. hospital customers request it, UTMD provides its devices through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors in 2022 comprised 14% of total domestic direct sales (excluding domestic OEM sales).

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

OUS, the Company and its subsidiaries distribute directly to end-user facilities in Canada, the UK, France, Ireland, New Zealand and Australia, and in 2022 sold to 206 regional distributors and OEMs (other medical device manufacturers and/or distributors) in over a hundred countries. Ten percent of UTMD’s independent OUS distributors comprised 78% of UTMD’s indirect OUS sales in the years of 2020 - 2022.

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

EMPLOYEES AND OTHERS

At December 31, 2022, the Company worldwide had 186 full-time employees, 35 part-time employees, 6 regular consultants, 19 independent sales representatives and 8 outside directors of UTMD and its subsidiaries.  The Company utilizes independent consultants and directors, some of which were prior employees. Almost all of UTMD’s internally-manufactured devices are made either in Utah or in Ireland. At the end of 2022, the average tenure with the Company of the combined 186 full-time employees worldwide is now 13 years. In Utah, 20% of full-time employees have been with the Company for more than 30 years. This experience conveys an important benefit due to the level of training required to produce consistently high quality medical devices and appreciation of how UTMD’s devices provide unique benefits for clinicians and patients.  The Company's continued success will depend to a large extent upon its ability to retain skilled and experienced employees and consultants.  No assurances can be given that the Company will be able to retain or attract such people in the future, although management is committed to providing an environment in which reliable, creative and high achieving people wish to work.

None of the Company's officers or directors is bound by restrictive covenants from prior employers that limit their ability to contribute to UTMD’s programs.  All employees agree to a code of conduct and sign a strict confidentiality agreement as a condition of employment, and as consideration for receipt of stock option awards and participation in the annual profit-sharing bonus program.  All employees participate in contemporaneous performance based bonus programs.  None of the Company's employees is represented by labor unions or other collective bargaining groups.

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

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2022, royalties included in cost of goods sold were $125.  Other royalties have been previously paid as a lump sum, or were incorporated into the price of acquisitions or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  During 2022 the Company received $20 in royalty income compared to $15 in 2021 and $20 in 2020.

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

UTMD and Femcare remain on a continuous periodic audit schedule by its independent notified body and authorized MDSAP auditing organization in order to stay current with international regulatory standards, and retain its certifications. UTMD and Femcare have received CE Mark certifications (demonstrates proof of compliance with the European Community’s ISO standards) for all major products.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Most of the components which the Company purchases from various vendors are available from a number of sources and in a number of locations worldwide. That notwithstanding, the Company maintains safety stocks that anticipate potential disruption to its supply chain from changes in government policies including tariffs, including the time required to source and qualify new vendors.  Fortunately, given availability of its significant cash reserves, UTMD has had the financial ability to mitigate supply chain risk by carrying extra inventories during periods of increased uncertainty.

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

Total 2022 trade USD revenues from customers OUS were $20,310 (39% of total consolidated USD sales) compared to $18,395 (38% of total consolidated USD sales) in 2021 and $16,312 (39% of sales) in 2020.  OUS trade sales (U.S. exports) from the U.S. to OUS customers were $4,256 in 2022, $3,994 in 2021 and $4,626 in 2020.  U.S. exports represented 21%, 22% and 28% of total OUS trade sales in 2022, 2021 and 2020, respectively.  The U.S. export numbers exclude Utah intercompany sales of components and finished devices to UTMD foreign subsidiaries, which then distribute Utah-made components and finished devices as part of their sales to OUS customers.

For sales by OUS geographic area, please see note 9 to the Consolidated Financial Statements.

BACKLOG

Backlog is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD’s non-distributor and non-OEM business requires fast response to customer orders.  Virtually all direct shipments to end-user facilities are accomplished within a few days of acceptance of purchase orders. Consequently, UTMD’s backlog at any point in time is comprised mainly of orders from OEM and independent distributors, which purchase in larger quantities, at less frequent intervals with fluctuating order patterns. Backlog shippable in less than 90 days was $5,605 as of January 1, 2023 compared to $4,956 as of January 1, 2022 and $3,008 as of January 1, 2021.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors, but it is affected by uneven purchasing patterns of OEM customers and independent distributors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device industry because devices are frequently used in inherently risky situations to help clinicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit against a company where an individual plaintiff claims to have suffered permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists.

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

  After acquisition by UTMD in 2011 and prior to late 2021, there were three Filshie Clip System lawsuits, all of which were dismissed with prejudice prior to the conclusion of discovery. The average annual cost of those Filshie Clip System lawsuits since 2011 up to late 2021 was $7 per year (less than $25 per lawsuit to achieve resolution). However, in late 2021, Femcare was added as a defendant in a clip migration lawsuit in Texas, which has expanded to eleven other states with a total of fourteen lawsuits as plaintiffs’ lawyers have sought to solicit and recruit claimants in other states. There is no basis for a claim of either a poor device design which was and remains approved by the U.S. FDA, and has remained the same since 1996 FDA approval for more than two decades of use, or no evidence of defective clips implanted in the patients who have filed complaints, or no lack of proper disclosure to physicians who are learned intermediaries. Filshie clips have been prescribed by knowledgeable physicians for decades, and implanted in millions of patients. The current lawsuits are currently in the early stages of discovery and have not been litigated yet. Although the cost of defense will be unusually high compared to UTMD’s historical average, the Company believes that the costs can be absorbed without a material impact on UTMD’s overall consolidated financial performance.

Other than Filshie Clip System claims, there have been no product liability lawsuits for any UTMD device during the last eleven years.  Except for the six non-Filshie Clip System lawsuits described above, there have been no other product liability claims filed over the last 30 years after distribution and use of over 20 million UTMD critical care and surgical finished devices.

Since 1993, during which time over one hundred million finished devices and OEM components were manufactured and distributed by UTMD and its subsidiaries, there have been no adverse judgments resulting from a claim of defect in UTMD’s or its subsidiaries’ designs or manufacture of products, or a fault in informational materials.  Although it hasn’t happened in the past 44 years, a product liability lawsuit could result in significant legal expenses and a large award against the Company. In the current tort system, particularly in the U.S., meritless product liability cases do get filed where aggressive attorneys calculate that a company will find it cheaper to settle for what they consider a nominal amount in lieu of potentially substantial defense costs of discovery and going to court.

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

Lack of predictability of a major OEM customer currently representing over 20% of UTMD’s sales.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

Office and Manufacturing Facilities.

UTMD is a vertically integrated manufacturing company.  Capabilities include silicone and plastics-forming operations including injection molding, insert and over-molding, thermoforming and extrusion; sensor production; manual and automated assembly of mechanical, electrical and electronic components; parts printing; various testing modalities; advanced packaging in clean room conditions; and a machine shop for mold making and fabrication of assembly tools and fixtures.  Capabilities also include an R&D laboratory for both electronic and chemical processes, software development resources, communications and computer systems networked real time OUS, and administrative offices.

UTMD owns all of its property and facilities with the exception of a long term lease with 10 years remaining on one section of its Midvale parking lot. As of the beginning of 2022, the Company's operations were located in 105,000 square feet of facilities in Midvale, Utah, a 77,000 square foot facility in Athlone, County Westmeath, Ireland, a 38,600 square foot facility in Romsey, Hampshire, England, a 3,200 square foot facility in Castle Hill NSW, Australia, and a 4,700 square foot facility in Mississauga, Ontario, Canada.  Manufacturing is currently carried out primarily in the Utah and Ireland facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company may be a party from time to time in litigation incidental to its business. Presently, except for the Filshie clip lawsuits by a single U.S. law firm, there is no litigation or threatened litigation.  The Company does not expect the outcome of the Filshie clip litigation will be material to consolidated financial results.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

UTMD's common stock trades on the NASDAQ Global Market (symbol:UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2022		2021
	High	Low	High	Low
1st Quarter	$102.99	$85.46	$95.64	$82.18
2nd Quarter	91.99	80.31	90.46	81.01
3rd Quarter	97.03	80.10	97.79	84.60
4th Quarter	109.50	80.68	133.87	88.29

Stockholders.

The number of beneficial stockholders of UTMD’s common stock as of March 5, 2023 was at least 2,000.

Dividends.

The following sets forth cash dividends paid during the past two years:

Record Date	Payable Date	Per Share Amount
December 15, 2020	January 5, 2021	0.285
March 17, 2021	April 2, 2021	0.285
June 15, 2021	July 6, 2021	0.285
September 16, 2021	October 5, 2021	0.285
December 15, 2021	December 29, 2021	2.000
March 18, 2022	April 5, 2022	0.290
June 17, 2022	July 6, 2022	0.290
September 16, 2022	October 5, 2022	0.290

2021 total cash dividends paid per share		$ 3.140
2022 total cash dividends paid per share		$ 0.870

Issuer Purchases of Equity Securities.

UTMD purchased 30,105 shares of its common stock for $2,495 including commissions and fees in second quarter 2022.  UTMD did not purchase any of its own securities in 2021.

ITEM 6 - RESERVED

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

Overview.

The 2022-year financial results demonstrate Utah Medical Products, Inc.’s (Nasdaq: UTMD’s) continuing excellent operating performance despite many challenges related to supply chain disruption, high input cost inflation as well as a continued shortage of labor with higher employee turnover. The Company exceeded its beginning of year financial projections for 2022.

Consolidated Income Statement	2022	2022 Compared to 2021	2021
Worldwide Revenues	$ 52,281	+6.6%	$ 49,054
Gross Profit	32,196	+4.1%	30,917
Operating Income	19,790	+4.8%	18,880
Earnings Before Income Tax	20,659	+8.4%	19,061
Net Income (US GAAP)	16,473	+11.4%	14,788
Earnings Per Share (US GAAP)	$ 4.522	+11.9%	$ 4.041

For perspective, 25% of UTMD’s total USD consolidated worldwide revenues (sales) were invoiced in foreign currencies. Translating 2022 foreign currency sales into USD at the same exchange rates as in 2021 (“constant currency” sales) would have resulted in a 9.5% increase in 2022 worldwide revenues, with an 18.2% increase in sales outside the U.S. (OUS).  In other words, constant currency 2022 worldwide revenues were $53,715.

Although UTMD’s sales in 2022 were helped by an approximate 7% average increase in UTMD unit prices, costs of manufacturing increased more than that, resulting in a lower gross profit margin (GPM).  Despite an unusual litigation expense year, with better absorption of fixed USD operating costs, notably amortization of identifiable intangible assets, and, in this case, a favorable foreign currency exchange (FX) impact on OUS expenses, UTMD’s Operating Income Margin was less diluted than its GPM.  Combined with Operating Income, higher non-operating income, predominantly from interest on cash balances, leveraged the increase in Earnings Before Income Tax (EBT) to be greater than UTMD’s increase in revenues.

The further leverage in bottom line results (Net Income and Earnings Per Share) compared to 2021, was the result of an unfavorable adjustment in UTMD’s income tax provision in the prior year, which was not related to normal operations. According to U.S. Generally Accepted Accounting Principles (US GAAP), Net Income in 2Q 2021 was decreased $390 ($.107 decrease in EPS) by a long term deferred tax liability increase on the balance of Femcare intangible assets (the amortization of which is not tax-deductible in the UK) as a result of an enacted increase in the UK income tax rate from 19% to 25% effective beginning in April 2023.  That is, the 2021 $390 increase in deferred UK taxes from 2023 through 2026, according to US GAAP, had to be booked in the quarter in which the tax law change was enacted.  UTMD management believes that the presentation of results excluding the unfavorable deferred tax liability adjustment to 2021 Net Income provides meaningful supplemental information to both management and investors that is more clearly indicative of UTMD’s operating results in 2022 compared to 2021.  Please note that the non-US GAAP exclusion only affects Net Income and Earnings Per Share (EPS).  All other income statement categories at and above the EBT line were unaffected by the UK income tax rate adjustment.

Excluding the 2021 deferred tax liability increase and concomitant 2021 income tax provision increase resulting from the enactment of the UK corporate income tax change, UTMD’s 2022 non-US GAAP Net Income and Earnings Per Share (EPS) percentage changes are more modest and consistent with its increase in EBT, as follows:

Consolidated Income Statement	2022	2022 Compared to 2021	2021
Net Income (Non-US GAAP)	$16,473	+8.5%	$15,178
EPS (Non-US GAAP)	$4.522	+9.0%	$4.147

Key profit margins (profits as a percentage of sales) in 2022 compared to 2021 follow:

	2022	2021
Gross Profit Margin (GPM)	61.6%	63.0%
Operating Income Margin	37.9%	38.5%
Income Before Tax Margin	39.5%	38.9%
Net Income Margin before tax adjusts	31.5%	30.9%
Net Income Margin per US GAAP	31.5%	30.1%

Measures of the Company’s liquidity and overall financial condition improved as of the end of 2022 compared to the end of 2021 with year-end working capital up 21% and Stockholders’ Equity up 7% despite $3,163 in dividends paid to stockholders and $2,495 in share repurchases during 2022 which reduced both cash and Stockholders’ Equity by $5,658.  The improvement was the result of continued strong positive cash flow from normal operations.  In comparison, UTMD paid $11,465 in stockholder cash dividends in 2021, with no share purchases.  The Company also used $809 in cash in 2022 along with $552 in 2021 to invest in new manufacturing equipment and fixtures, as well as maintaining existing Property, Plant and Equipment (PP&E) in good working order.  The two-year capital expenditures exceeded depreciation by $113.

More specifically, UTMD’s cash equivalent balances at the end of 2022 increased $14,077 to $75,052 from $60,974 at the end of 2021.  Working capital increased $14,546 to $83,959 at the end of 2022 from $69,412 at the end of 2021.  Total liabilities increased $1,121 despite an $1,010 reduction in UTMD’s deferred tax liability and long-tern Repatriation Tax liability, primarily because of the early dividend payment in 4Q 2021. The Company remained without debt.  UTMD’s total debt ratio (total liabilities to total assets) was 8% at the end of 2022 compared to 7% at the end of 2021.  Stockholders’ Equity at the end of 2022 increased to $114,254 from $107,138 at the end of 2021, despite the aforementioned $5,658 in 2022 cash dividends and share repurchases which reduced Stockholders’ Equity.

Productivity of Fixed Assets and Working Capital Assets.

Assets.

Year-end 2022 total consolidated assets were $123,874 comprised of $89,919 in current assets, $10,619 in consolidated net PP&E and $23,336 in net intangible assets.  This compares to $115,636 total assets at the end of 2021 comprised of $73,158 in current assets, $11,067 in consolidated net PP&E and $31,412 in net intangible assets. Total asset turns (total consolidated sales divided by average total assets for the year) in 2022 were 44% compared to 43% in 2021, as sales increased slightly faster than the increase in average assets.

   Current assets increased $16,761 due to the $14,077 increase in year-end cash and investments, $407 higher accounts and other receivables, $2,217 higher year-end inventories and $59 higher other current assets, due to the higher sales activity and higher raw materials purchases relative to demand. Year-end 2022 and 2021 cash and investment balances were $75,052 and $60,974, representing 61% and 53% of total assets, respectively.  Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances were $407 higher at the end of 2022 compared to 2021 due to 4Q 2022 sales $661 higher than in 4Q 2021, and average days in A/R of 37 days based on 4Q trade sales instead of 36 days at the end of 2021.  Average days in A/R from date of invoice of 37 days is well within UTMD’s objective. A/R over 90 days from invoice date rose from 2.4% of total A/R at the end of 2021 to 4.2% at the end of 2022.  The Company believes any older A/R will be collected or are within its reserve balances for uncollectible amounts.  Inventories at 2022 year-end were 34% higher from the end of 2021.

Working capital (current assets minus current liabilities) at year-end 2022 was 21% higher at $83,959 compared to $69,412 at year-end 2021.  Consistent with Federal and State rules, the TCJA repatriation tax current liability at the end of 2022 was $419 compared to $220 at the end of 2021.  The end of 2022 working capital exceeds UTMD’s needs for normal operations in an uncertain economic environment, funding of future organic growth and timely payment of accrued tax liabilities, in addition to allowing for substantial funding of any future acquisition without diluting stockholder interest, as well as continued payment of stockholder dividends and repurchase of UTMD shares. Despite a negative impact on Return on Stockholders’ Equity of retaining a high cash balance, UTMD believes that in times of high economic uncertainty and change, maintaining substantial cash balances increases its likelihood of being able to take advantage of opportunities that will benefit stockholders in the longer term, and retain key resources that will help ensure continued excellent long term performance.

December 31, 2022 net $10,619 total PP&E includes Utah, Ireland and England manufacturing molds, production tooling and equipment, test equipment, and product development laboratory equipment.  In addition, PP&E includes computers and software, warehouse equipment, furniture and fixtures, facilities and real estate for all five locations in Utah, Ireland, UK, Canada and Australia.  Manufacturing facilities in Utah, Ireland and the UK are standalone buildings with a combined 220,000 square feet on 15 acres of land.  The distribution facilities in Australia and Canada with a combined 8,000 square feet are part of larger industrial condominiums.  Management estimates the fair market value of the five owned facilities to be at least $35 million excluding the contents, the fungible value of which increases stockholder enterprise value relative to most of UTMD’s industry peers which lease their facilities.

Ending 2022 net consolidated PP&E (depreciated book value of all fixed assets) declined $448 as a result of the combination of capital expenditures of $809, depreciation of $612 and the effect of foreign currency exchange (FX) rates on year-end foreign subsidiary asset balances.

The following end-of-year FX rates to USD were applied to assets and liabilities of each applicable foreign subsidiary:

	12-31-22	12-31-21
EUR	1.0694	1.1377
GBP	1.2077	1.3536
AUD	0.6805	0.7268
CAD	0.7390	0.7902

The year-end 2022 net book value (after accumulated depreciation) of consolidated PP&E was 31% of purchase cost.  End-of-year PP&E turns (Net Sales divided by Net PP&E) was 4.9 in 2022 compared to 4.4 in 2021 due to 7% higher 2022 sales and lower USD asset values of foreign subsidiaries, offset by investment in new PP&E assets needed for the future which are not in use yet.  A future leverage in productivity of fixed assets which will not have to be further increased to support new business activity will be a source of continued incremental profitability.

   Net intangible assets (after accumulated amortization) are comprised of the capitalized costs of obtaining patents and other intellectual property, as well as the value of identifiable intangible assets (IIA) and goodwill resulting from acquisitions. Net intangible assets were $23,337 (19% of total assets) at the end of 2022 compared to $31,412 (27% of total assets) at the end of 2021.  Per US GAAP, intangible assets are categorized as either 1) IIA, which are amortized over the estimated useful life of the assets, or 2) goodwill, which is not amortized or expensed until the associated economic value of the acquired asset becomes impaired. Those two categories of Femcare intangibles at year-end 2022 were net IIA of $6,168 and goodwill of $6,163. The accumulated amortization of Femcare IIA as of December 31, 2022 since the March 18, 2011 acquisition was $22,814. The remaining Femcare IIA will be fully amortized in 3 more years. The goodwill portion of intangible assets resulting from the Femcare acquisition, which is not amortized, declined $744 due to a weaker GBP at year-end, i.e. the different FX rate on fixed goodwill in GBP terms. In early 2019, UTMD acquired an additional $21,000 IIA from the purchase of the remaining life of exclusive U.S. distribution rights for the Filshie Clip System from CSI, of which $17,316 has been amortized through year-end 2022.  The remaining CSI IIA will be fully amortized in 4Q 2023.  UTMD’s goodwill balance from prior acquisitions including Femcare, Columbia Medical, Gesco and Abcorp was $13,354 at the end of 2022.

Because the products associated with UTMD’s acquisitions of Columbia Medical in 1997, Gesco in 1998, Abcorp in 2004 and Femcare in 2011 continue to be viable parts of UTMD’s overall business, UTMD does not expect the current goodwill value associated with the four acquisitions to become impaired in 2023. Amortization of IIA was $6,417 in 2022 compared to $6,645 in 2021. The difference was due to £1 lower Femcare IIA amortization and the GBP FX difference on all Femcare IIA amortization. Specifically, the 2022 non-cash amortization expense of Femcare IIA was $1,965 (£1,589) compared to $2,189 (£1,590) in 2021.  The 2023 non-cash amortization expense (included as part of consolidated G&A operating expenses) of Femcare IIA will be £1,589, or $1,923 if the USD/GBP average FX rate is 1.21.  In other words, the 2023 Femcare IIA amortization expense is expected to be about $42 lower because of an average projected weaker GBP relative to the USD. Both the 2022 and 2021 non-cash amortization expense of CSI IIA was $4,421. The 2023 operating expense resulting from final full amortization of CSI IIA will be $3,684.

Liabilities.

As a reminder, payments for the Federal and State repatriation (REPAT) tax liability which resulted from the U.S. TCJA enacted in 2017 were 8% of the respective tax liability per year for the first five years, and will be 15% in the sixth year, 20% in the seventh year and 25% in the eighth year.  UTMD’s total REPAT tax liability was $2,792.  Calendar year 2023 represents the sixth year, so $419 is the current liability at 15% of the total liability, and $1,256 is the long term REPAT tax liability to be paid in years 2024-2025, representing the remaining 45%.

 Year-end 2022 current liabilities were $2,214 higher than at the end of 2021. Ending accrued liabilities were $1,558 higher due primarily to $398 higher OEM customer deposits and an accrued stockholder dividend payable. The $1,070 stockholder dividend declared in 4Q 2022 was paid in January 2023, whereas the $7,309 dividend declared in 4Q 2021 was paid in December 2021. Total liabilities were $1,121 higher at the end of 2022 compared to the end of 2021. The resulting 2022 year-end total debt ratio was 8% compared to 7% at the end of 2021.

 The year-end 2022 Deferred Tax Liability balance created as a result of the fifteen-year deferred tax consequence of the amortization of Femcare’s IIA was $1,513, down from $2,105 at the end of 2021. The difference in the $592 decline compared to the $416 tax effect of 19% (2022 UK tax rate) times $2,189 in 2022 amortization of IIA was due to the  difference in the GBP FX rate on the remaining DTL balance at the end of 2022 as well as the USD/GBP currency exchange conversion of the IIA amortization during 2022. In addition to liabilities stated on the balance sheet, UTMD has operating lease and purchase obligations described in Note 14 and Note 12, respectively, to the financial statements.

Results of Operations.

a)Revenues.

Under accounting standards applicable for 2022, the Company believed that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment, or completion of services performed under contract.  Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to acceptance and completion of an order.  Revenue from product or service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectability is reasonably assured.  Over 99% of UTMD’s revenue is recognized at the time UTMD ships a physical device to a customer’s designated location, where the selling price for the item shipped was agreed prior to UTMD’s acceptance and completion of the customer order. There are no post-shipment obligations which have been or are expected to be material to financial results.

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

  Terms of sale are established in advance of UTMD’s acceptance of customer orders. In the U.S., Ireland, UK, France, Australia and Canada since the beginning of 2017, UTMD has generally accepted orders directly from and shipped directly to end-user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 14% of UTMD’s domestic end-user sales went through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale to end-user medical facilities are substantially the same in the U.S., Canada, Ireland, UK, France, Australia and New Zealand.

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

UTMD’s global consolidated trade sales are comprised of domestic and OUS sales. Domestic sales in 2022 included 1) direct domestic sales, sales of finished devices to end-user facilities and med/surg distributors in the U.S., and 2) domestic OEM sales, sales of components or finished products, which may not be medical devices, to other companies for inclusion in their products.  OUS sales are export sales from UTMD in the U.S. to customers outside the U.S. invoiced in USD, and sales from UTMD subsidiaries in Ireland, Canada, Australia and the UK which may be invoiced in EUR, GBP, CAD, AUD, NZD or USD.  The term “trade” means sales to customers which are not part of UTMD. Each UTMD manufacturing entity had 2022 intercompany sales of components and/or finished devices to other UTMD entities.

The following table shows the 2022 USD-denominated revenues by sales channel compared to 2021.  Because domestic sales in foreign countries were invoiced in native currencies, the comparison in USD terms includes the change in foreign currency translation (FX) rates. In other words, just the FX rate relative to the USD in 2022 compared to 2021, reduced Canada domestic sales by 3.7%, Ireland domestic sales by 11.1%, UK domestic sales by 10.7%, France domestic sales by 10.9% and Australia/NZ domestic sales by 7.7%.

Revenue [USD denominated]	2022	2022 Compared to 2021	2021
U.S. domestic (excluding OEM)	$21,087	-	$21,096
Canada domestic	1,294	(6.4%)	1,382
Ireland domestic	445	-	446
UK domestic	2,748	+15.1%	2,388
France domestic	1,235	(13.3%)	1,424
Australia domestic	1,267	(25.7%)	1,705
Subtotal, Direct to End-User:	$28,076	(1.3%)	$28,441

All Other OUS (Sales to Int’l Distributors)	13,321	+20.6%	11,050
U.S. OEM Sales	10,884	+13.8%	9,563
Worldwide Revenues	$52,281	+6.6%	$49,054

In summary, UTMD total worldwide (WW) consolidated USD sales in 2022 at $52,281 were almost 7% higher than in 2021 at $49,054.  But direct sales OUS in foreign currencies were substantially reduced in USD terms by a stronger USD. Total U.S. domestic sales including OEM were up $1,312 (+4.3%) in 2022 at $31,971 compared to $30,659 in 2021. OUS sales including sales to foreign distributors were up $1,916 (+10.4%) at $20,311 compared to $18,395 in 2021.  Constant currency OUS sales were up 18.2%.

Domestic Sales.

U.S. domestic sales in 2022 were 4.3% higher at $31,971 (61% of total sales) compared to $30,659 (63% of total sales) in 2021. Components of the $1,312 higher 2022 domestic sales were $857 (14.0%) lower sales of the Filshie Clip System devices in the U.S., $1,321 (+13.8%) higher sales of components and finished devices used in other companies’ products (OEM customers), and $848 (+5.7%) higher direct sales of all other UTMD (non-Filshie) finished devices to domestic end-users.

Domestic Filshie Clip System sales in 2022 were 16% of total U.S. domestic sales compared to 20% in 2021.  Filshie sales have not recovered as well as the other domestic sales categories since the COVID-19 pandemic.  Looking forward to 2023, there remains a medical procedure trend in the U.S. to choose salpingectomy versus tubal ligation for permanent contraception post C-Section. Despite this, UTMD expects U.S. Filshie device sales in 2023 will remain about the same as in 2022.

Domestic OEM sales in 2022 were 34% of total U.S. domestic sales compared to 31% in 2021.  UTMD sold components and finished devices to 146 different U.S. companies in 2022 compared to 155 different companies in 2021, for use in their product-market offerings.  Sales to UTMD’s largest OEM customer represented 83% of total domestic OEM sales in 2022 compared to 82% of total domestic OEM sales in 2021. UTMD’s largest OEM customer markets biopharmaceutical manufacturing control systems which exclusively utilize UTMD’s pressure monitoring technology, and for which demand continued to be strong. Looking forward to 2023, UTMD expects demand for biopharmaceutical control systems to diminish relative to the recent past.

Domestic direct end-user sales excluding the Filshie Clip System (as well as OEM sales) were 50% of total U.S. domestic sales in 2022 compared to 49% in 2021.  Of UTMD’s four domestic direct product categories, neonatal products were $707 higher (+13%), labor & delivery (L&D) products were $45 higher (+1%), gynecology/ electrosurgery/ urology products excluding the Filshie Clip System were $155 higher (+3%), and blood pressure monitoring devices were $59 lower (7%).  UTMD expects 2023 domestic direct sales of its well-established devices to increase at a low single-digit percentage rate.

OUS Sales.

Sales OUS in 2022 in USD terms were $20,310 (10.4% higher) compared to $18,395 in 2021.  Using the same FX rates as in 2021 (“constant currency”), 2022 OUS sales were $21,744 (18.2% higher).

Because a significant portion of UTMD’s OUS sales are invoiced in foreign currencies, changes in FX rates can potentially have a material effect on period-to-period USD-denominated sales. UTMD’s FX rates for income statement purposes are transaction-weighted averages. The average rates from the applicable foreign currency to USD during 2022 compared to 2021 follow.

	2022	Change	2021
GBP	1.229	(10.7%)	1.376
EUR	1.052	(11.1%)	1.183
AUD	0.693	(7.7%)	0.751
CAD	0.768	(3.7%)	0.798

The total foreign sales-weighted FX rate change impact on 2022 sales compared to 2021 was (9.9%).  In other words, consolidated USD sales in 2022 were reduced $1,433 from what they would have been using the prior year’s FX rates.

Sixty-four percent of (USD denominated) 2022 OUS sales were invoiced in foreign currencies compared to 72% in 2021. As a portion of total USD WW consolidated sales, 25% of UTMD’s USD-equivalent sales were invoiced in foreign currencies in 2022 compared to 27% in 2021. The GBP, EUR, AUD and CAD converted sales represented 6%, 14%, 2% and 3% of total 2022 USD sales, respectively.  This compares to 6%, 15%, 3% and 3% of total 2021 USD sales.

USD-denominated trade (excludes intercompany) sales of devices to OUS customers (excluding France) by UTMD’s Ireland facility (UTMD Ltd) were $9,478 in 2022 (27% higher despite an 11% weaker EUR) compared to $7,439 in 2021.  In addition, UTMD Ltd also sold devices that it had manufactured directly to France in 2022 due to BREXIT, which earlier were sold to Femcare Ltd in the UK on an intercompany basis and then sold by Femcare Ltd directly to French medical facilities. USD-denominated sales to France in 2022 were $1,235 (13% lower with an 11% lower EUR) compared to $1,424 in 2021. Some sales, mostly to Northern Ireland, were invoiced in GBP which was also 11% lower in 2022 compared to the 2021 USD.  The total FX rate change reduced Ireland’s USD-denominated sales by $897.

In 2022, UTMD’s UK subsidiary, Femcare Ltd., had $2,781 trade sales of devices to domestic UK and certain international distributor customers, 13% higher (despite an 11% weaker GBP) compared to $2,451 in 2021. The total FX rate change reduced the UK’s USD-denominated sales by $381.

USD-denominated sales of devices to end-users in Australia and New Zealand by Femcare’s Australia distribution subsidiary (Femcare Australia Pty Ltd) were $1,267 (26% lower with an 8% lower AUD) in 2022 compared to $1,705 in 2021.  The weaker AUD in 2022 reduced USD-denominated Australia sales by $105.

UTMD’s Canada distribution subsidiary (Utah Medical Products Canada, Inc.) USD-denominated sales of devices to end-users in Canada were $1,294 (6% lower with a 4% lower CAD) compared to $1,382 in 2021. The weaker CAD reduced Canada sales by $50.

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

Global revenues by product category:

	2022	%	2021	%
Obstetrics	$4,661	9	$4,675	9
Gynecology/ Electrosurgery/ Urology	21,841	42	21,973	45
Neonatal	7,567	14	6,691	14
Blood Pressure Monitoring and Accessories*	18,212	35	15,715	32
Total:	$52,281	100	$49,054	100

OUS revenues by product category:

	2022	%	2021	%
Obstetrics	$ 676	3	$ 735	4
Gynecology/ Electrosurgery/ Urology	11,603	57	11,053	60
Neonatal	1,517	8	1,347	7
Blood Pressure Monitoring and Accessories*	6,514	32	5,260	29
Total:	$ 20,310	100	$ 18,395	100

* includes molded components and finished medical and non-medical devices sold to OEM customers.

Looking forward to 2023 sales, UTMD’s largest customer representing almost $11.6 million in 2022 WW consolidated revenues, including 83% of U.S. OEM sales and 28% of Ireland’s international distributor sales, has provided mixed signals for demand for all of 2023.  UTMD is planning for a reduction in annual sales to this customer, even though shipments together with orders received to-date for the first nine months of 2023 for pressure transducer assemblies are higher than in 2022. The actions of the U.S. Federal Reserve to continue to increase interest rates because of sticky inflation, combined with a lack of a significant U.S. recession, is likely to result in a stronger average USD in 2023 relative to 2022, resulting in a negative impact on about 25% of UTMD’s sales invoiced in foreign currencies. Another key to 2023 sales results will be retaining U.S. Filshie device sales at a similar level as in 2022. Offsetting the above possible negative factors, because of the sticky inflation in input costs, UTMD has raised its unit prices again in early 2023, and expects unit demand for its medical devices to end-users to remain stable.  In summary, management’s best estimate at this time is that 2023 consolidated WW revenues may be about the same as in 2022, but perhaps lower depending on OEM sales, without consideration for acquiring another source of revenues not currently in UTMD’s portfolio.

b)Gross Profit (GP).

UTMD’s 2022 consolidated GP, the surplus after subtracting costs of manufacturing, which includes purchasing and transporting raw materials, forming components, assembling, inspecting, testing, packaging and sterilizing products, from net revenues, was $32,196 (61.6% of sales) compared to $30,917 (63.0% of sales) in 2021.  GP in 2022 increased $1,280 (+4.1%) with a 6.6% increase in revenues.

The Gross Profit Margin (GPM), which is GP divided by sales, contracted due to the fact that all components of manufacturing cost increased at a rate faster than the increase in revenues which included price increases to customers.  Manufacturing costs in Utah, where about 60% of the Company’s product revenues are manufactured, increased at a rate more than double UTMD’s average price increases, resulting in a lower U.S. GPM.  U.S. direct labor and raw material costs increased more than 10%, while manufacturing overhead (MOH) costs increased more than 20%.  The Company experienced an unfavorable year for its self-insured U.S. health care plan, a doubling of freight for incoming materials and significantly more engineering dedicated to process improvements, all of which are included in MOH.

UTMD’s Ireland subsidiary’s (UTMD Ltd’s) 2022 GP was EUR 8,538 compared to EUR 6,788 in 2021. The associated GPMs were 60.0% in 2022 and 61.2% in 2021.  Femcare UK 2022 GP was GBP 1,297 compared to GBP 913 in 2021. The 2022 UK GPM was 52.0% compared to 46.3% in 2021. A delayed substantial UK recovery in Filshie device sales after the COVID-19 pandemic explains the GPM improvement, as UK manufacturing overhead costs are relatively fixed. Femcare Australia and Femcare Canada are simply distribution facilities for UTMD finished devices in their respective countries. GP is the result of subtracting intercompany purchase prices of devices, plus incoming freight, from revenues. Australia 2022 GP was AUD 940 (51.4% of sales) compared to AUD 1,399 (61.6% of sales) in 2021. Canada 2022 GP was CAD 870 (51.7% of sales) compared to CAD 907 (52.4% of sales) in 2021. In the U.S., GP was $20,699 in 2022 compared to $20,100 in 2021. The U.S. GPM was 54.8% in 2022 compared to 55.8% in 2021.  A summation of the above GP of each subsidiary will not yield UTMD’s consolidated total GP because of elimination of profit in inventory of intercompany sales.

In 2023, UTMD has the objective to manage manufacturing cost pressures to maintain its GPM consistent with 2022.

c)Operating Income.

Operating Income results from subtracting operating expenses from GP. Operating Income in 2022 was $19,790 (37.9% of sales) compared to $18,880 (38.5% of sales) in 2021.  UTMD’s 2022 Operating Income margin (Operating Income divided by sales) contracted only 0.6 percentage points after its GPM contracted 1.4 percentage points.  This was due to the fact that Intangible Asset amortization expenses related to the Filshie Clip System (included in Operating Expenses) were better absorbed with higher sales, that is, were 1.3 percentage points lower than in 2021.  In addition, subsidiary operating expenses in foreign currencies were diminished when translated into USD in the same manner that foreign currency sales were diminished by a strong USD.

The UTMD Ltd (Ireland) Operating Income margin in 2022 was 57.2% compared to 57.8% in 2021.  Femcare UK’s Operating Income margin per US GAAP, which includes the IIA amortization expense of the 2011 acquisition, was negative in both 2022 and 2021.  Femcare Australia’s 2022 Operating Income margin was 30.9% compared to 45.9% in 2021.  Femcare Canada’s 2022 Operating Income margin was 37.3% compared to 34.5% in 2021. UTMD’s 2022 Operating Income margin in the U.S. was 31.2% compared to 33.2% in 2021.  For clarity, the CSI IIA amortization expense hit the U.S. Operating Income margin, and the Femcare IIA amortization expense hit the Femcare UK Operating Income margin.

Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses. Consolidated WW operating expenses were $12,407 (23.7% of sales) in 2022 compared to $12,037 (24.5% of sales) in 2021. The following table provides a comparison of operating expense categories, as well as further segmentation of G&A expenses:

	2022	2021
S&M expenses	$ 1,507	$ 1,414
R&D expenses	493	526
G&A expenses:
a) litigation expense provision	670	22
b) corporate legal	4	1
c) outside directors fees	131	125
d) stock option compensation	183	166
e) profit-sharing bonus accrual	444	448
f) outside accounting audit/tax	184	179
g) Femcare IIA amortization	1,965	2,189
h) CSI IIA amortization	4,421	4,421
i) property & liability insurance premiums	101	99
j)all other G&A expenses	2,304	2,447
G&A expenses – total	10,407	10,097
Total Consolidated Operating Expense:	$ 12,407	$ 12,037
Percent of sales:	23.7%	24.5%

Description of Operating Expense Categories:

i) S&M expenses:

S&M expenses in 2022 were $1,507 (2.9% of sales) compared to $1,414 (2.9% of sales) in 2021.  The higher expenses were due to higher U.S. distribution costs including fees paid to Med/Surg distributors.  OUS S&M expenses in 2022 compared to 2021 were diminished by a stronger USD, i.e. constant currency 2022 S&M expenses would be $34 higher.

S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, administering customer agreements, advertising, processing orders, shipping, and paying commissions to outside independent representatives. In markets where UTMD sells directly to end-users, which in 2021-2022 included the U.S., Ireland, UK, Australia, New Zealand, France and Canada, the largest components of S&M expenses were the cost of customer service required to timely process orders and the distribution costs associated with shipping products.

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

ii) R&D expenses:

R&D expenses in 2022 were $493 (0.9% of sales) compared to $526 (1.1% of sales) in 2021.  R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing any necessary premarketing clinical trials, regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. Product development (R&D) expenses declined as a result of reassigning engineers to help with manufacturing improvements and quality assurance in a challenging year. R&D also played a significant role in manufacturing process improvements that were needed to support fast-growing OEM product demand. Other than OEM products, no new UTMD devices were launched in 2022. UTMD does not pre-announce new devices that are being developed.

iii)  G&A expenses:

G&A expenses in 2022 were $10,407 (19.9% of sales) compared to $10,096 (20.6% of sales) in 2021. G&A expenses include the “front office” functional costs of executive management and outside directors, finance and accounting, corporate information systems, human resources, stockholder relations, corporate risk management, corporate governance, protection of intellectual property, amortization of identifiable intangibles and legal costs.  The table above helps identify certain specific categories of G&A expenses which might be of interest to stockholders.

The increase in G&A expenses was essentially due to $648 higher U.S. litigation costs, offset by $351 reduction of OUS foreign currency expenses due to a stronger USD.  An FX rate change favorable USD impact of $223 (out of the $351 total) was from the amortization of Femcare acquisition IIA, which was £1,589 in 2022 compared to £1,590 in 2021.

As stockholders likely remember, the non-cash IIA amortization expense related to the Filshie Clip System includes IIA from both the 2011 acquisition of Femcare Group Ltd and the 2019 purchase of the CSI exclusive U.S. distribution rights for the Filshie Clip System.  The combined IIA amortization expense in 2022 was 12.2% of total WW consolidated sales ($6,386) compared to 13.5% in 2021 ($6,610).  The decline in percent of sales was due both to higher sales and to a stronger USD converting the GBP IIA amortization expense, which was about the same in GBP as in the prior year.

The Femcare IIA amortization expense will continue at the same £397 per calendar quarter rate ending in 1Q 2026 (or until the value of any remaining IIA becomes impaired), subject to changes in the FX rate when converted to USD. The early 2019 purchase of CSI exclusive Filshie Clip System U.S. distribution rights is being amortized at $1,105 per calendar quarter over the remaining life of the Femcare distribution agreement with CSI, which will end in 4Q 2023..

Excluding the non-cash Femcare and CSI IIA amortization expenses, UTMD consolidated operating expenses were $6,021 (11.5% of sales) in 2022 compared to $5,427 (11.1% of sales) in 2021.  The difference was due to litigation expenses.  Maintaining a consistent GPM and tightly controlling operating expenses remains the key to UTMD’s excellent profitability and Return on Stockholder Equity (ROE).

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

Net non-operating income (combination of non-operating income and non-operating expense) was $869 in 2022 and $181 in 2021. The higher non-operating income in 2022 compared to 2021 was due to higher interest income on UTMD’s cash balances. A description of components of UTMD’s non-operating income or expense follows:

1)  Interest Expense.  There was no interest expense in 2022 or 2021.  Absent an acquisition or large repurchase of shares that requires new borrowing, UTMD does not expect any interest expense in 2023.

2)  Investment of excess cash.  Consolidated investment income (including gains and losses on sales of investments) was $661 in 2022 compared to $46 in 2021. Average cash balances were almost $12 million higher in 2022 than in 2021. In addition, in contrast to 2022, interest rates in 2021 were practically zero, and UTMD had to pay negative interest on EUR bank balances in Ireland. UTMD is projecting higher interest rates to continue in 2023, leading to another substantial increase in non-operating income.

3)  Royalties.  Royalties in 2022 were $20 compared to $15 in 2021. Presently, there is only one arrangement which began in 2020 under which UTMD is receiving royalties on its technology.

4)  Gains/ losses from remeasured currency in bank accounts.  UTMD recognized a $20 loss in 2022 compared to a $23 loss in 2021 from losses on remeasured foreign currency bank balances.  EUR currency cash balances in the UK, and GBP currency cash bank balances in Ireland, are subject to remeasured currency translation gains/ losses as a result of period to period changes in FX rates.

5)  Other non-operating income or expense.  Income received from renting unused warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees, and other miscellaneous non-operating expenses resulted in net non-operating income of $196 in 2022 compared to a net non-operating income of $124 in 2021.

EBT results from adding net non-operating income or subtracting net non-operating expense from Operating Income. Consolidated EBT was $20,659 (39.5% of sales) in 2022 compared to $19,061 (38.9% of sales) in 2021.  In other words, despite the inflationary cost pressures diluting UTMD’s GPM and much higher litigation expenses, the Company expanded its EBT Margin (EBT as a percentage of sales) on higher sales, yielding an 8.4% increase in EBT in a tough year. In summary, UTMD’s 2022 EBT substantially exceeded management’s beginning of year projections due to achieving less dilution in profit margins and greater non-operating income than was expected.

The 2022 EBT of UTMD Ltd. (Ireland) was €8,013 (56.3% of sales) compared to €6,277 (56.6% of sales) in 2021.  Femcare Ltd’s (UK) 2022 EBT was (£574) compared to (£1,003) in 2021.  Femcare Ltd, as the legal manufacturer of the Filshie Clip System, supports worldwide regulatory requirements in addition to absorbing the IIA amortization expense of the 2011 Femcare Group acquisition. Femcare AUS’s 2022 EBT was AUD 573 (31.3% of sales) compared to AUD 1,042 (45.9% of sales) in 2021. Femcare Canada’s 2022 EBT was CAD 622 (36.9% of sales) compared to CAD 592 (34.2% of sales) in 2021.

As a side note for clarity of comparison of financial results, UTMD’s 2021 EBT, as well as all other income statement measures above the EBT line in the 2021 Income Statement, were unaffected by the 2Q 2021 income tax provision adjustment as a result of a future income tax rate change in the UK, which increased UTMD’s long term deferred tax liability and reduced Net Income in 2021.

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

	2022	2021
EBT	$20,659	$19,061
Depreciation Expense	612	636
Femcare IIA Amortization Expense	1,965	2,189
CSI IIA Amortization Expense	4,421	4,421
Other Non-Cash Amortization Expense	31	34
Stock Option Compensation Expense	183	166
Remeasured Foreign Currency Balances	20	23
UTMD non-US GAAP EBITDA:	$27,891	$26,530

In summary, UTMD’s 2022 non-US GAAP EBITDA increased 5.1% compared to 2021.

e)Net Income, Earnings Per Share (EPS) and Return on Equity (ROE).

       i) Net Income

Net Income results after subtracting a provision for estimated income taxes from EBT. UTMD’s US GAAP Net Income in 2022 was $16,473 (31.5% of sales) compared to $14,788 (30.1% of sales) in 2021. Because of a future UK income tax rate change enacted in 2021 which reduced 2021 Net Income and EPS results per US GAAP, management does not believe the year-to-year comparisons in US GAAP Net Income and EPS are an accurate measure of UTMD’s bottom-line 2022 financial performance comparison with 2021. Ignoring the income tax adjustment, 2021 non-US GAAP Net Income was $15,178 (30.9% of sales).  Please see the table below which presents Net Income both according to US GAAP and also prior to recognition of the 2021 income tax provision adjustment.

The US GAAP consolidated income tax provision rate for 2022 was 20.3% compared to 22.4% in 2021. The estimated tax provision adjustment in 2021 increased the average rate. The non-US GAAP consolidated combined income tax provision rate for 2021 was 20.4%, about the same as in 2022. For clarity, the UK income tax rate change in 2021 from 19% to 25% beginning in April 2023 added $390 to UTMD’s 2021 income tax provision, representing the increased tax which will be due over the remaining life of amortization of Femcare’s IIA, which is not a tax-deductible expense in the UK.

In general, year-to-year fluctuations in the combined average income tax provision rate will result from variation in EBT contribution from subsidiaries in jurisdictions with different corporate income tax rates. Taxes in foreign subsidiaries are based on taxable EBT in those sovereignties, which can be different from the contribution to consolidated EBT per US GAAP.  UTMD expects, barring any new tax law changes which are currently unknown, that its combined income tax rate for 2023 will be within the 20.3%-20.5% range.

The UK had a corporate income tax rate of 19% for both 2022 and 2021.  The UK also allowed a tax deduction for sales of UK patented products which varied from year-to-year based on somewhat complicated rules which are sorted out for UTMD by independent UK tax specialists. The income tax rate for AUS was 30% for both 2022 and 2021. The income tax rate for Canada was about 27% for both years. Profits of the Ireland subsidiary were taxed at a 12.5% rate on exported manufactured products, and a 25% rate on rental and other types of income including income from sales of medical devices in Ireland domestically. As UTMD stockholders likely remember, in the U.S., the Federal income tax rate was changed after 2017 to 21% from 34% prior to the 2017 Tax Cut and Jobs Act (TCJA).  Federal taxes are not 21% of U.S. EBT, however, as income taxes paid to the State are a deductible expense for Federal tax purposes, other expenses are not deductible and there remains an R&D tax credit along with other credits, not to mention a GILTI tax related to foreign income and FDII tax credit related to profits on export sales. The Utah state income tax rate declined to 4.95% from 5% prior to the TCJA, and the State of Utah enacted income apportionment rules that provide for additional tax relief.

ii) Earnings Per Share (EPS)

EPS are Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  US GAAP diluted EPS in year 2022 were $4.522 compared to $4.041 in 2021, an 11.9% increase.  Excluding the income tax provision increase due to the DTL adjustment in 2021, non-US GAAP diluted EPS in 2021 were $4.147. The 2022 EPS increase over the non-US GAAP 2021 EPS was 9.0%, which is more indicative of normal operating results. The increase in EPS was higher than the increase in Operating Income as a result of the 2022 improvement in net non-operating income from higher interest on higher cash balances, and a stock buy-back in 2Q 2022. Diluted shares were 3,643,256 for the year 2022 compared to 3,659,814 in 2021. Dilution for “in the money” unexercised options for the year 2022 was 5,934 shares compared to 12,606 shares in 2021. Actual outstanding common shares as of December 31, 2022 were 3,627,767. The 2022 EPS exceeded management’s projection at the beginning of the year.

UTMD management believes the presentation of Net Income and EPS results excluding the tax liability estimate adjustment in 2021 provides meaningful supplemental information to both management and investors that is more clearly indicative of UTMD’s bottom line results for comparison purposes.

US GAAP:

	2022	2021
Net Income	$16,473	$14,788
Net Income Margin	31.5%	30.1%
EPS	$ 4.522	$ 4.041

Non-US GAAP (excluding the 2021 UK DTL change):

	2022	2021
Net Income	$16,473	$15,178
Net Income Margin	31.5%	30.9%
EPS	$ 4.522	$ 4.147

Note:  The 2021 tax provision adjustment only affected UTMD’s income tax provision, Net Income and EPS, not consolidated revenues (sales), GP, Operating Income or EBT.

 The non-US GAAP financial measures indicate that the 2022 growth in Net Income and EPS compared to 2021 was more modest, and facilitate management’s internal comparisons for purposes of planning future performance. The non-US GAAP financial measures disclosed by UTMD should not be considered a substitute for or superior to financial measures calculated in accordance with US GAAP, and the financial results calculated in accordance with US GAAP and reconciliations to those financial statements should be carefully evaluated.

Looking forward to 2023, UTMD believes that sales to its medical device end-users will remain stable.  This might be partly offset, however, if the USD on the average is stronger, reducing the USD value of approximately 25% of UTMD’s revenues invoiced in foreign currencies.  In recent years, UTMD’s sales to its largest OEM customer have grown rapidly, culminating in 22% of UTMD’s consolidated WW revenues in 2022. Projections of demand from this customer have not been reliable in the past, and its signals for 2023 are currently mixed despite year-to-date orders which are higher. Given the abatement of vaccine production for COVID-19, UTMD anticipates a near term lessening of pharmaceutical control device demand, perhaps reducing UTMD’s revenues in 2023 relative to 2022 from this customer. Therefore, management believes it is reasonable to project 2023 revenues in the range of $50 to $52 million compared to $52.3 million in 2022, without consideration for acquiring another source of revenues not currently in UTMD’s portfolio. The Company also believes it can maintain its Gross Profit Margin and Operating Income Margin in 2023 with slightly lower sales, excluding unusual litigation costs, despite economic headwinds associated with a high cost inflation environment.  In the absence of a significant use of cash to increase long term stockholder value, the incremental litigation costs should be more than covered by UTMD’s increase in interest income on its cash reserves. The endpoint of this 2023 projection is Net Income and EPS about the same as in 2022.

iii) ROE

Maintaining a high ROE remains a key management objective for UTMD in order to grow without diluting stockholder interest. ROE is the quotient of Net Income divided by average Stockholders’ Equity, but more specifically it is the product of the Net Income margin, productivity of assets and financial leverage. Although UTMD’s high Net Income margin is the primary factor that continues to drive its ROE, cash dividends to stockholders and repurchase of shares help in lowering average Stockholders’ Equity, reducing the denominator in calculating ROE. UTMD’s 2022 ROE before stockholder dividends was 14.9%.  In comparison, 2021 ROE was 14.1%.

The higher 2022 ROE compared to 2021 was the result of 11.4% higher US GAAP Net Income coupled with 5.4% higher average Stockholders’ Equity. Average Stockholders’ Equity was $110,696 in 2022 compared to $104,980 in 2021.  UTMD’s Stockholders’ Equity has more than doubled over the last ten years to $114 million at the end of 2022, despite being reduced by $46 million in dividends plus $16 million in share repurchases over that same period of time.

Maintaining a high ROE with the dilutive effect of rapidly growing Average Stockholders’ Equity (despite reductions from dividends and stock repurchases), while maintaining excellent Net Income results, suggests an excellent increase in stockholder value. UTMD’s average ROE over the last 30 years was 24%.

Liquidity and Capital Resources

Cash Flows.

Net cash provided by operating activities in 2022 totaled $21,147 compared to $21,203 in 2021.  Net Income at $1,685 higher in 2022 compared to 2021 allowed net cash provided by operating activities in 2022, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, to be about the same as in 2021. The increase in Net Income funded operating activities particularly including a $1,868 higher increase in inventories than the increase in 2021 (second order derivative).  The additional inventory increase was a hedge against supply chain disruption emanating from the COVID-19 pandemic.  Other changes were a function of normal business activity, e.g. 1) a $577 lower use of cash as a result of increasing trade accounts receivable (A/R) $511 instead of the $1,088 increase in 2021,  2) a $486 lower use of cash as a result of increasing accounts payable $463 instead of the $23 decrease in 2021, 3) a $461 higher use of cash from increasing accrued expenses only $252 compared to the $713 increase in 2021, 4) a $308 higher use of cash from reducing deferred income taxes $401 compared to the $92 reduction in 2021, and 5) $251 less cash provided from less depreciation and amortization in 2022 compared to 2021.  Also, the income tax benefit attributable to exercise of employee stock options in 2022 was $34 lower than in 2021 because 10,210 fewer shares were exercised.

In investing activities, during 2022 UTMD used $809 in capital expenditures to purchase new molds and manufacturing equipment and fixtures for expanded capabilities as well as to maintain and improve existing operating capabilities, compared to investing $552 in 2021. Capital expenditures exceeded depreciation by $197.  UTMD also expensed $40 more in 2022 compared to 2021 for tools and equipment, including repairs.

In 2022, UTMD received $174 and issued 3,135 shares of stock upon the exercise of employee and director stock options. Employees exercised a total of 3,501 option shares in 2022, with 366 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  Option exercises in 2022 were at an average price of $60.34 per share. The Company received a $6 tax benefit from option exercises in 2022. UTMD repurchased 30,105 shares of its stock in the open market during 2022 at an average cost of $82.88 per share.

In comparison, in 2021 UTMD received $560 and issued 11,702 shares of stock upon the exercise of employee stock options. Employees exercised a total of 13,711 option shares in 2021, with 2,009 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  Option exercises in 2021 were at an average price of $57.40 per share. The Company received a $39 tax benefit from option exercises in 2021. UTMD did not repurchase shares of its stock in the open market during 2021.

UTMD did not borrow in the years 2021 and 2022.  Cash dividends paid to stockholders were $3,162 in 2022 compared to $11,465 in 2021.

Management believes that future income from operations and effective management of working capital will continue to provide the liquidity needed to finance internal growth plans.  In an uncertain economic environment, UTMD’s cash balances allow management to operate with the long-term best interest of stockholders in mind.  Planned 2023 capital expenditures for ongoing operations are expected to be about the same in magnitude as depreciation of PP&E, although additional capital expenditure opportunities are being considered.

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

Management's Outlook.

UTMD remains relatively small compared to many other companies, but its employees are experienced and remain diligent in their work. UTMD’s passion is in providing differentiated clinical solutions that will help improve the outcomes of medical procedures and reduce health risks, particularly for women and their babies.

The safety, reliability and performance of UTMD’s medical devices are consistently high and represent significant clinical benefits while providing minimum total cost of care.  UTMD will continue to leverage its reputation as a device innovator and reliable manufacturer which will responsively take on challenges to work with clinicians who use its specialty devices.  In doing so, UTMD will continue to differentiate itself, especially from its commodity-oriented competitors.  In 2023, UTMD again plans to

   1)  leverage distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;

2)  expand manufacturing capacity at a time when resources are scarce;

3)  focus on effectively differentiating the benefits of the Filshie Clip System in the U.S.;

4)  introduce additional products helpful to clinicians through product development;

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

The Company has a fundamental focus to do an excellent job in meeting clinicians’ and patients’ needs, while providing stockholders with excellent returns.  In the combined form of cash dividends and share repurchases, UTMD “returned” $5,658 (34% of Net Income) in 2022 compared to $11,465 (78% of Net Income) in 2021 to stockholders.

In 2022, the value of UTMD’s stock increased, albeit less than 1%, ending the year at $100.53/ share, while $0.87 in cash dividends/ share were paid to stockholders. The DJIA, S&P 500 and NASDAQ (where UTMD is traded) indices were all lower in 2022, respectively by 9%, 19% and 33%.

  In comparison, in 2021, the value of UTMD’s stock improved 19%, ending the year at $100.00/ share, while $3.14 in cash dividends/ share were paid. The DJIA, S&P 500 and NASDAQ (where UTMD is traded) indices were up 19%, 27% and 27% respectively in 2021.

The average annually compounded appreciation in UTMD stock value for the last 24 years was 12.0% per year, substantially outpacing all of the major indices. Adding dividends, UTMD stockholder value increased at an annually compounded rate of 12.9% over the last 24 years since 1998.

Combining share price appreciation as a result of a long-term financial performance and a capital allocation strategy that includes opportunistic share repurchases with steadily growing quarterly cash dividends paid to stockholders since 2004, longer term UTMD stockholders have experienced excellent returns. Management is committed to continue that performance.

Off Balance Sheet Arrangements

None

Contractual Obligations

The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2022:

Contractual Obligations and Commitments	Total	2023	2024-2025	2026-2027	2028 and thereafter
Long-term debt obligations	$ -	$ -	$ -	$ -	$ -
Operating lease obligations	444	64	105	97	178
Purchase obligations	4,798	4,769	29	-	-
Total	$ 5,242	$ 4,833	$ 134	$ 97	$ 178

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), and in England denominated in the British Pound (GBP). UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP, the Australian Dollar (AUD) and the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9351, .8790 and .8178 EUR per USD as of December 31, 2022, 2021 and 2020, respectively.  Exchange rates were .8280, .7388 and .7319 GBP per USD as of December 31, 2022, 2021 and 2020, respectively. Exchange rates were 1.4695, 1.3759 and 1.2974 AUD per USD on December 31, 2022, 2021 and 2020, respectively. Exchange rates were 1.3532, 1.2656 and 1.2754 CAD per USD on December 31, 2022, 2021, and 2020, respectively. Please see note 1 in Item, 8, below under “Translation of Foreign Currencies” for more information.  UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, or by converting currencies as transactions occur.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

By: /s/ Kevin L. Cornwell

Kevin L. Cornwell

Chief Executive Officer

By: /s/ Brian L. Koopman

Brian L. Koopman

Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Utah Medical Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Utah Medical Products, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We did not audit portions of the consolidated financial statements for Femcare Group Limited, a wholly owned subsidiary. The portions not audited by us include assets of $23,055,729 and $26,752,000 as of December 31, 2022 and 2021, respectively and total revenues of $4,333,431, $4,419,000 and $4,871,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Those portions of the consolidated financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as they relate to the amounts included for Femcare Group Limited is based solely on the reports of the other auditors.

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

How We Addressed the Matter in Our Audit:

We evaluated the appropriateness and consistency of management's methods and assumptions used in the identification, recognition, measurement, and disclosures of its taxes. We performed a walkthrough of the processes and controls over the income tax process. We read and evaluated management's documentation, including relevant accounting policies and information obtained by management from the outside tax specialists engaged to assist with their taxes. We identified and evaluated the reasonableness of significant assumptions in the provision and evaluated for potential bias. We verified the account balances, reperformed the provision calculation of deferred tax assets and liabilities and verified all tax rates used.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

March 27, 2023

Firm ID: 457

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc .

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Femcare Group Limited (the Company), including its subsidiaries, as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity, for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the assessment of the revenue as a critical audit matter due to its inherent risk of understatement. The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for dispatching goods and raising invoices to customers. We tested a sample of orders during the year to establish that these were dispatched and invoiced.  We evaluated the Company’s determination of the recoverability of any unpaid receivables at 31 December 2022.

We also identified the assessment of the valuation of intangible assets as a critical audit matter.  Intangible assets are valued at cost and amortised using the straight-line method over the useful economic life of the asset. Goodwill is carried at cost and tested for impairment annually. We identified the valuation of intangible assets and goodwill as a critical audit matter due to their materiality to the financial statements. We reviewed and tested the Company’s calculations in respect of amortisation and evaluated the Company’s determination of the carrying value as at 31 December 2022.

NORTONS ASSURANCE LIMITED

We have served as the Company’s auditor since 2011.

Reading, United Kingdom

March 20, 2023

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2022 AND 2021
(In thousands)

	2022	2021
ASSETS
Current assets:
Cash	$ 75,052	$ 60,974
Accounts and other receivables, net (note 2)	5,538	5,132
Inventories (note 2)	8,814	6,596
Prepaid expenses and other current assets	515	456
Total current assets	89,919	73,158
Property and equipment, net (notes 4 and 10)	10,224	10,618
Goodwill	13,354	14,098
Other intangible assets (note 2)	52,755	56,314
Other intangible assets - accumulated amortization	(42,378)	(38,552)
Other intangible assets, net (note 2)	10,377	17,762
Total assets	$ 123,874	$ 115,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,218	$ 761
Accrued expenses (note 2)	4,742	2,984
Total current liabilities	5,960	3,745
Long term lease liability	341	396
Long term income tax payable (REPAT tax) (note 7)	1,256	1,675
Deferred tax liability - intangible assets	1,514	2,105
Deferred income taxes (note 7)	549	577
Total liabilities	9,620	8,498
Commitments and contingencies (notes 6 and 12)	-	-
Stockholders' equity:
Common stock, $0.01 par value; 50,000 shares authorized, issued 3,628 shares in 2022 and 3,655 shares in 2021	36	37
Accumulated other comprehensive loss	(12,039)	(9,054)
Additional paid-in capital	251	841
Retained earnings	126,006	115,314
Total stockholders' equity	114,254	107,138

Total liabilities and stockholders' equity	$ 123,874	$ 115,636

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands, except per share amounts)

	2022	2021	2020
Sales, net (notes 1, 3, 9 and 11)	$ 52,281	$ 49,054	$ 42,178

Cost of goods sold	20,085	18,137	16,630
Gross profit	32,196	30,917	25,548

Operating expense:
Sales and marketing	1,507	1,414	1,554
Research and development	493	526	486
General and administrative	10,406	10,097	9,800
Operating income	19,790	18,880	13,708

Other income (expense):
Dividend and interest income	661	166	112
Royalty income (note 12)	20	15	20
Other, net	188	-	-
Income before provision for income taxes	20,659	19,061	13,840

Provision for income taxes (note 7)	4,186	4,273	3,042
Net income	$ 16,473	$ 14,788	$ 10,798

Earnings per common share (basic) (note 1)	$ 4.53	$ 4.05	$ 2.95

Earnings per common share (diluted) (note 1)	$ 4.52	$ 4.04	$ 2.94

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ (2,986)	$ (773)	$ 1,502
Total comprehensive income	$ 13,487	$ 14,015	$ 12,300

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$ 16,473	$ 14,788	$ 10,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	612	636	655
Amortization	6,417	6,645	6,515
Provision for losses on accounts receivable	30	24	(5)
Amortization of operating lease assets	53	3	39
Loss/(Gain) on disposal of assets	-	-	1
Deferred income taxes	(401)	(92)	(26)
Stock-based compensation expense	183	166	160
Tax benefit attributable to exercise of stock options	6	39	7
(Increase) decrease in:
Accounts receivable	(511)	(1,088)	617
Other receivables	(14)	(42)	45
Inventories	(2,353)	(485)	924
Prepaid expenses and other current assets	(64)	(81)	108
Increase (decrease) in:
Accounts payable	464	(23)	(308)
Accrued expenses	252	713	607
Net cash provided by operating activities	21,147	21,203	20,137

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(809)	(552)	(860)
Intangible assets	(9)	-	-
Net cash (used in) investing activities	(818)	(552)	(860)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	174	560	358
Common stock purchased and retired	(2,495)	-	(6,976)
Dividends paid	(3,163)	(11,465)	(4,116)
Net cash (used in) financing activities	(5,484)	(10,905)	(10,734)

Effect of exchange rate changes on cash	(767)	(362)	260
Net increase in cash and cash equivalents	14,078	9,384	8,803
Cash at beginning of year	60,974	51,590	42,787
Cash at end of year	$ 75,052	$ 60,974	$ 51,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 4,970	$ 4,617	$ 3,186
Cash paid during the period for interest	-	-	-

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2019	3,722	$ 37	$ 18	$ (9,782)	$ 110,820	$ 101,093
Shares issued upon exercise of employee stock options for cash	8	-	358	-	-	358
Stock option compensation expense	-	-	160	-	-	160
Common stock purchased and retired	(87)	(1)	(421)	-	(6,555)	(6,976)
Foreign currency translation adjustment	-	-	-	1,502	-	1,502
Common stock dividends	-	-	-	-	(4,112)	(4,112)
Net income	-	-	-	-	10,798	10,798
Balance at December 31, 2020	3,643	$ 36	$ 115	$ (8,280)	$ 110,951	$ 102,822
Shares issued upon exercise of employee stock options for cash	14	-	787	-	-	787
Shares received and retired upon exercise of stock options	(2)	-	(227)	-	-	(227)
Stock option compensation expense	-	-	166	-	-	166
Common stock purchased and retired	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	(773)	-	(773)
Common stock dividends	-	-	-	-	(10,425)	(10,425)
Net income	-	-	-	-	14,788	14,788
Balance at December 31, 2021	3,655	$ 36	$ 842	$ (9,053)	$ 115,314	$ 107,138
Shares issued upon exercise of employee stock options for cash	4	-	211	-	-	211
Shares received and retired upon exercise of stock options	(1)	-	(37)	-	-	(37)
Stock option compensation expense	-	-	183	-	-	183
Common stock purchased and retired	(30)	-	(947)	-	(1,548)	(2,495)
Foreign currency translation adjustment	-	-	-	(2,986)	-	(2,986)
Common stock dividends	-	-	-	-	(4,233)	(4,233)
Net income	-	-	-	-	16,473	16,473
Balance at December 31, 2022	3,628	$ 36	$ 252	$ (12,039)	$ 126,006	$ 114,255

See accompanying notes to financial statements.

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021 and 2020

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

The Company's customer base consists of hospitals, medical device distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies. Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2022 except under an extreme global financial crisis.

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, trade names, customer relationships, regulatory approvals & product certifications, license rights and non-compete agreements are capitalized, and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD’s goodwill is tested for impairment annually, in the fourth quarter of each year, in accordance with ASC 350. UTMD also performs impairment tests contemporaneously, if circumstances change that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determines that its goodwill is impaired, a second step is completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future.  Estimated future amortization expenses on intangible assets held as of December 31, 2022, using the 2022 year-end 1.2077 USD/GBP and 0.6805 USD/AUD currency exchange rates, is about $5,617 in 2023, $1,933 in 2024, $1,933 in 2025, $424 in 2026, and $12 in 2027 (see note 2).

In 2019, $21,000 in intangible assets were acquired from CSI.  The future amortization expenses on those assets are estimated to be $3,864 in 2023 (see note 15).

Stock-Based Compensation

At December 31, 2022, the Company has stock-based employee compensation plans, which are described more fully in note 8.  The Company accounts for stock compensation under ASC 718, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. In 2022, the Company recognized $183 in stock-based compensation cost compared to $166 in 2021 and $160 in 2020.

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

The Company accounts for deferred taxes under ASC 740, “Accounting for Income Taxes”, which requires that all deferred income taxes are classified as noncurrent in a classified statement of financial position.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and any related penalties in income taxes. The Company did not recognize any tax-related interest expense or have any tax penalties in 2022 or 2021.  In 2020 the Company paid tax penalties of $4.

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on previous experience and known risk.  The reserve for legal costs at December 31, 2022 and 2021 was $204 and $96, respectively (see note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2022	2021	2020
Weighted average number of shares outstanding – basic	3,637	3,647	3,658
Dilutive effect of stock options	6	13	14
Weighted average number of shares outstanding, assuming dilution	3,643	3,660	3,672

Presentation of Sales and Similar Taxes

Sales tax on revenue-producing transactions is recorded as a liability when the sale occurs.  UTMD is not required to withhold sales tax on OUS sales, and at least 90% of domestic 2022 sales were to customers who are tax exempt or who are in jurisdictions where UTMD is not required to withhold sales tax.

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

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2022	2021
Accounts and other receivables:
Accounts receivable	$5,720	$5,287
Accrued interest and other	51	39
Less allowance for doubtful accounts	(182)	(156)
Total accounts and other receivables	$5,589	$5,170

Inventories:	.
Finished products	$1,896	$1,468
Work-in-process	1,193	1,398
Raw materials	5,725	3,730
Total inventories	$8,814	$6,596
Goodwill:
Balance as of January 1	$14,098	$14,164
Effect of foreign exchange	(744)	(66)
Subtractions as a result of impairment	-	-
Total Goodwill as of December 31	$13,354	$14,098

Other Identifiable Intangible Assets:
Patents	$2,198	$2,212
Non-compete agreements	121	135
Trademarks & trade names	8,887	9,930
Customer relationships	8,635	9,678
Distribution agreements	21,000	21,000
Right-of-Use Asset	395	449
Regulatory approvals & product certifications	11,519	12,910
Total Other Identifiable Intangible Assets	52,755	56,314
Accumulated amortization	(42,378)	(38,552)
Other Identifiable Intangible Assets, Net	$10,377	$17,762

Accrued expenses:
Income taxes payable (receivable)	$337	$36
Payroll and payroll taxes	1,318	1,225
Reserve for litigation costs	204	96
Other	2,883	1,627
Total accrued expenses	$4,742	$2,984

Note 3 – Quarterly Results of Operations (Unaudited)

	Unaudited Quarterly Data for 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$12,323	$13,428	$12,955	$13,575
Gross Profit	7,533	8,151	8,186	8,327
Net Income	3,534	4,103	4,280	4,555
Earnings Per Common Share (Diluted)	0.96	1.12	1.18	1.25

	Unaudited Quarterly Data for 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$10,964	$12,604	$12,572	$12,914
Gross Profit	6,947	7,785	8,073	8,112
Net Income	3,024	3,426	4,206	4,131
Earnings Per Common Share (Diluted)	0.83	0.94	1.15	1.13

	Unaudited Quarterly Data for 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$10,902	$8,787	$10,479	$12,010
Gross Profit	6,836	4,950	6,497	7,265
Net Income	3,140	1,313	2,933	3,412
Earnings Per Common Share (Diluted)	0.84	0.36	0.80	0.94

Note 4 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2022	2021
Land	$1,593	$1,690
Buildings and improvements	13,601	14,172
Furniture, equipment and tooling	17,068	16,660
Construction-in-progress	906	898
Total	33,168	33,420
Accumulated depreciation	(22,944)	(22,802)
Property and equipment, net	$10,224	$10,618

Included in the Company’s consolidated balance sheet are the assets of its manufacturing and administrative facilities in Utah, Canada, England, Australia and Ireland.  Property and equipment, by geographic area, are as follows:

	December 31, 2022
	U.S. & Canada	England & Australia	Ireland	Total
Land	$621	$605	$367	$1,593
Buildings and improvements	6,566	3,043	3,992	13,601
Furniture, equipment and tooling	14,950	693	1,425	17,068
Construction-in-progress	412	-	494	906
Total	22,549	4,341	6,278	33,168
Accumulated depreciation	(18,369)	(1,229)	(3,346)	(22,944)
Property and equipment, net	$4,180	$3,112	$2,932	$10,224

	December 31, 2021
	U.S. & Canada	England & Australia	Ireland	Total
Land	$621	$678	$391	$1,690
Buildings and improvements	6,541	3,384	4,247	14,172
Furniture, equipment and tooling	14,608	752	1,300	16,660
Construction-in-progress	412	2	484	898
Total	22,182	4,816	6,422	33,420
Accumulated depreciation	(18,168)	(1,164)	(3,470)	(22,802)
Property and equipment, net	$4,014	$3,652	$2,952	$10,618

Note 5 – Long-term Debt

None in 2021 and 2022.

Note 6 – Commitments and Contingencies

Purchase Obligations

The Company has obligations to purchase raw materials for use in its manufacturing operations.  The Company has the right to make changes in, among other things, purchase quantities, delivery schedules and order acceptance.

Product Liability

The Company is self-insured for product liability risk. “Product liability” is an insurance industry term for the cost of legal defense and damages awarded to patients allegedly injured as a result of use of a company’s product.  The Company maintains a reserve to cover product liability litigation expenses and possible damages consistent with its experience going back decades. Although actual product liability litigation expense at $670 was substantially higher in 2022 relative to history, costs during the prior two reporting years were immaterial. There were no product liability damages in any of the three reporting years, which is consistent with the Company’s long-term history.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at December 31, 2022 or December 31, 2021.

Litigation

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of a medical device business.  Presently, except for the Filshie clip lawsuits by a single U.S. law firm, there is no litigation or threatened litigation.  The Company does not expect the outcome of the Filshie clip litigation will be material to consolidated financial results. The Company applies its accounting policy to accrue legal costs that can be reasonably estimated.

Note 7 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2022	2021	2020
Inventory write-downs and differences due to UNICAP	$103	$88	$86
Allowance for doubtful accounts	39	31	32
Accrued liabilities and reserves	90	58	68
Depreciation and amortization	(2,295)	(2,859)	(3,034)
Deferred income taxes, net	$(2,063)	$(2,682)	$(2,848)

The components of income tax expense are as follows:

	Years ended December 31,
	2022	2021	2020
Current	$4,632	$3,983	$3,253
Deferred	(446)	290	(211)
Total	$4,186	$4,273	$3,042

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2022	2021	2020
Federal income tax expense at the statutory rate	$2,620	$2,520	$1,915
State income taxes	490	448	369
Foreign income taxes (blended rate)	1,129	1,010	550
R&D tax credits and manufacturing profit deduction	(3)	(6)	(7)
Deemed repatriation transition tax	-	-	263
US Taxes on foreign income	(90)	(99)	(35)
Change in Rate	-	391	-
Other	40	9	(13)
Total	$4,186	$4,273	$3,042

The domestic and foreign components of income before income tax expense were as follows:

	Years ended December 31,
	2022	2021	2020
Domestic	$12,475	$12,004	$9,031
Foreign	8,184	7,057	4,809
Total	$20,659	$19,061	$13,840

Note 8 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 509 thousand shares of common stock, of which 67 thousand are outstanding as of December 31, 2022.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of stockholder value.  Changes in stock options were as follows:

	Shares (000’s)	Price Range Per Share
2022
Granted	21	$82.60 - 82.60
Expired or canceled	2	33.30 - 77.05
Exercised	4	33.30 - 77.05
Total outstanding at December 31	67	33.30 - 77.05
Total exercisable at December 31	40	33.30 - 77.05

	Shares (000’s)		Price Range Per Share
2021
Granted	-	$	- - -
Expired or canceled	3		74.64 - 77.05
Exercised	14		26.52 - 77.05
Total outstanding at December 31	52		33.30 - 77.05
Total exercisable at December 31	34		33.30 - 77.05

	Shares (000’s)	Price Range Per Share
2020
Granted	26	$77.05 - 77.05
Expired or canceled	1	58.50 - 77.05
Exercised	8	26.52 - 74.64
Total outstanding at December 31	69	26.52 - 77.05
Total exercisable at December 31	33	26.52 - 74.64

For the years ended December 31, 2022, 2021 and 2020, the Company reduced current income taxes payable by $6, $39 and $7, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2022, the Company recognized $183 in equity compensation cost, compared to $166 in 2021 and $160 in 2020.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2022	2021	2020
Expected dividend amount per quarter	$0.3050	$-	$0.2943
Expected stock price volatility	29.87%	-	27.5%
Risk-free interest rate	4.09%	-	0.56%
Expected life of options	5.7 years	-	5.3 years

The per share weighted average fair value of options granted during 2022 is $25.34 and in 2020 is $16.17. No options were granted in 2021.

All UTMD options vest over a four-year service period.  At December 31, 2022 there was $501 total unrecognized compensation expense related to non-vested stock options under the plans. A $199 portion of the cost is expected to be recognized over the next twelve months, and the remaining $302 recognized over the next 4 years. Expected dividend amounts were estimated based on the actual cash dividend rate at the time the options were granted and an estimate of future dividends based on past dividend rate changes as well as management’s expectations of future dividend rates over the expected holding period of the options.  Expected volatility is based on UTMD’s historical volatility over recent periods of time and trends in that volatility, giving weight to more recent periods.  Risk free interest rates were estimated based on actual U.S. Treasury Securities Interest rates as reported by the Federal Reserve Bank for periods of time equivalent to the holding periods estimated for the options on the dates the options were granted.  Expected term of options were estimated based on historical holding periods for similar options previously granted by UTMD to employees and directors.

The following table summarizes information about stock options outstanding at December 31, 2022:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Actual Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$49.18	-	58.50	13,762	2.68	$54.12	13,762	$54.12
74.64	-	77.05	33,071	6.79	76.22	25,987	75.99
82.60	-	82.60	20,600	9.78	82.60	0	0.00
$49.18	-	82.60	67,433	6.86	$73.66	39,749	$68.42

	2022	2021	2020
Intrinsic Value of Stock Options Exercised	$141	$591	$371
Intrinsic Value of Stock Options Outstanding	$1,812	$1,595	$1,178

Note 9 – Geographic Information

The Company had sales in the following geographic areas based on the customer’s country of domicile:

	2022	2021	2020
United States	$34,524	$31,758	$26,175
Europe	7,214	7,434	6,399
Other	10,543	9,862	9,604

Note 10 – Long-lived Assets by Geographic Area

The Company’s long-lived assets by geographic area were as follows:

	2022	2021	2020
United States	$14,875	$19,104	$23,327
England	15,184	19,339	21,871
Ireland	2,954	2,990	3,173
Australia	337	392	440
Canada	593	653	672

Note 11 – Revenues by Product Category and Geographic Region

Global revenues by product category:

	2022	2021	2020
Obstetrics	$4,661	$4,675	$4,523
Gynecology/ Electrosurgery/ Urology	21,841	21,973	20,552
Neonatal	7,567	6,691	5,870
Blood Pressure Monitoring and Accessories	18,212	15,715	11,233
Total:	$52,281	$49,054	$42,178

Included in the Global revenues (above) were OUS revenues by product category:

	2022	2021	2020
Obstetrics	$676	$735	$846
Gynecology/ Electrosurgery/ Urology	11,603	11,053	9,934
Neonatal	1,517	1,347	1,490
Blood Pressure Monitoring and Accessories	6,514	5,260	4,042
Total:	$20,310	$18,395	$16,312

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

In 2022, 2021 and 2020, UTMD received royalties of $20, $15 and $20, respectively, for the use of intellectual property.

UTMD had $5,242 in operating lease and purchase commitments as of December 31, 2022.

Note 13 – Employee Benefit Plans

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and contributory retirement plans for Ireland, UK, Australia and Canada employees.  The Company’s matching contribution is determined annually by the board of directors.  Company contributions were approximately $159, $165 and $167 for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 14 – Leases

UTMD has operating leases for a portion of its parking lot at its Midvale facility and an automobile at its Ireland facility.  The remaining lease term on the parking lot is 9 years and on the automobile is 18 months.  There are no options to extend or terminate the leases.  The parking lot lease contains a provision that requires an adjustment every five years to the lease payment based on the change in the Consumer Price Index.  This adjustment occurred in 2021 requiring an increase of $87 to the value of the right-of-use asset and lease liabilities. UTMD has no other leases yet to commence.  As neither lease contains implicit rates, UTMD’s incremental borrowing rate, based on information available at adoption date, was used to determine the present value of the leases.

Operating lease costs for the years ended December 31, 2022, 2021, and 2020 were $64, $63, and $61, respectively.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

As of December 31, 2022
Operating lease right-of-use assets	$395
Operating lease liabilities – current (included in Accrued Expenses)	54
Operating lease liabilities – long term	341
Total operating lease liabilities	$395
Maturities of operating lease liabilities at December 31, 2022 were as follows (in thousands):	As of December 31, 2022
2023	$54
2024	46
2025	41
2026	42
2027	43
Thereafter	169
Total lease payments	$442
Less: imputed interest	(47)
Total lease liabilities	$395

The following table provides information on the lease terms and discount rates:	As of December 31, 2022
Weighted-average remaining lease term (in years)	8.2 years
Weighted-average discount rate	3.3%

Note 15 – Distribution Agreement Purchase

UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019, after which CSI no longer sells the Filshie Clip System and UTMD distributes the Filshie Clip System directly to clinical facilities in the U.S. The $21,000 purchase price represents an identifiable intangible asset which will be straight-line amortized and recognized as part of G&A expenses over the 4.75 year remaining life of the prior CSI distribution agreement with Femcare.  The agreement will be fully amortized in 4th quarter 2023.  As part of the agreement, UTMD also purchased the remaining CSI inventory for approximately $2,100.

Note 16 – Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 2022.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	2022	2021	2020
Numerator (in thousands)
Net income	16,473	14,788	10,798

Denominator
Weighted average shares, basic	3,637	3,647	3,658
Dilutive effect of stock options	6	13	14
Diluted shares	3,643	3,660	3,672

Earnings per share, basic	4.53	4.05	2.95
Earnings per share, diluted	4.52	4.04	2.94

Note 17 – Recent Accounting Pronouncements

The Company has determined that other recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 18 – Subsequent Events

The Company evaluated its December 31, 2022 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

During 2022, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2022, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2022.  Management's report appears on page 34 of this Form 10-K under the caption "Management's Report on Internal Control Over Financial Reporting" and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.

There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2022, and there were no material weaknesses.

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2023 annual meeting of stockholders under the captions,

•“PROPOSAL NO. 1. ELECTION OF DIRECTORS: General,” and “Directors and Nominees,”

•“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS,” and

•“EXECUTIVE OFFICER COMPENSATION: 2022 Director Compensation,”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2023 annual meeting of stockholders under the captions,

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

The information from the definitive proxy statement of the registrant for the 2023 annual meeting of stockholders under the captions,

•“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and

•“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2023 annual meeting of stockholders under the captions,

•“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2023 annual meeting of stockholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2023 annual meeting of stockholders under the caption “PROPOSAL NO 3. RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: Fees billed by Haynie & Company,” “Audit Committee Policy and Approval,” and “Auditor Independence” are incorporated herein by reference.

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

3.Exhibits.

Exhibit #	Title of Document	Location
3.1	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
3.2	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3.3	Bylaws	Incorporated by Reference (2)
10.1	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (3)
10.2	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (3)
10.3	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (4)
10.4	Utah Medical Products, Inc., 2013 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (5)
10.5	Summary of Officer and Director Compensation	This filing
21	Subsidiaries of Utah Medical Products, Inc.	This filing
23.1	Consent of Haynie & Company, UTMD’s independent auditors for the years ended December 31, 2022 and December 31, 2021	This filing
23.2	Consent of Nortons Assurance Limited, Femcare Group Limited’s independent auditors for the years ended December 31, 2022 and December 31, 2021	This filing
31.1	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
32.1	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
101

The following financial information from the Utah Medical Products, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Financial Statements, tagged in detail.

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

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 27th day of March 2023.

UTAH MEDICAL PRODUCTS, INC.

By:/s/ Kevin L. Cornwell

Kevin L. Cornwell

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of March 2023.

By:   /s/ James H. Beeson

James H. Beeson, Director

By:   /s/ Kevin L. Cornwell

Kevin L. Cornwell, Director

By:   /s/ Ernst G. Hoyer

Ernst G. Hoyer, Director

By:   /s/ Barbara A. Payne

Barbara A. Payne, Director

By:   /s/ Paul O. Richins

Paul O. Richins, Director