Form 10-K/A
period 2022-12-31
UTAH MEDICAL PRODUCTS INC
filed 2023-03-28
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Utah Medical Products, Inc. (the “Company,” “we”, “us”, “our”) is filing this amendment (this “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), filed with the U.S. Securities and Exchange Commission (“the Commission”) on March 27, 2023, solely to correct time period and labeling Extensible Business Reporting Language (XBRL) errors to the product liability litigation expense tag within Note 6 – Commitments and Contingencies. The time period XBRL formatting in the product liability litigation expense tag within Note 6 is corrected to 12 Months Ended Dec. 31, 2022 instead of 12 Months Ended Dec. 31, 2021. The XBRL concept label in the product liability litigation expense tag within Note 6 is corrected to Litigation Expense instead of Lessee Operating Lease For Parking Lot Adjustment To Lease Payments Required Every Five Years Based On Change In CPI. In connection with the filing of this Form 10-K/A and pursuant to the rules of the Commission, we have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 and the financial statements and notes formatted in XBRL in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-K/A restates in its entirety, as amended, our original Annual Report on Form 10-K filed on March 27, 2023.

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

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 28th day of March 2023.

UTAH MEDICAL PRODUCTS, INC.

By:/s/ Kevin L. Cornwell

Kevin L. Cornwell

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of March 2023.

By:   /s/ James H. Beeson

James H. Beeson, Director

By:   /s/ Kevin L. Cornwell

Kevin L. Cornwell, Director

By:   /s/ Ernst G. Hoyer

Ernst G. Hoyer, Director

By:   /s/ Barbara A. Payne

Barbara A. Payne, Director

By:   /s/ Paul O. Richins

Paul O. Richins, Director