Form 10-Q
period 2023-03-31
UTAH MEDICAL PRODUCTS INC
filed 2023-05-05
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 4, 2023: 3,628,067.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2023 AND DECEMBER 31, 2022
(in thousands)
	(unaudited)	(audited)
	MARCH 31, 2023	DECEMBER 31, 2022
ASSETS
Current assets:
Cash & Investments	$ 80,912	$ 75,052
Accounts & other receivables, net	3,818	5,538
Inventories	9,940	8,814
Other current assets	442	515
Total current assets	95,112	89,919
Property and equipment, net	10,241	10,224
Goodwill	13,502	13,354
Other intangible assets	53,443	52,755
Other intangible assets - accumulated amortization	(44,528)	(42,378)
Other intangible assets, net	8,915	10,377
Total assets	$ 127,770	$ 123,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,028	$ 1,218
Accrued expenses	5,046	4,742
Total current liabilities	6,074	5,960
Deferred tax liability – Femcare IIA	1,456	1,514
Other long term liabilities	1,256	1,256
Long-term lease liability	328	341
Deferred income taxes	638	549
Total liabilities	9,752	9,620

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued and outstanding - March 31, 2023, 3,628 shares and December 31, 2022, 3,628 shares	36	36
Accumulated other comprehensive loss	(11,490)	(12,039)
Additional paid-in capital	322	251
Retained earnings	129,150	126,006
Total stockholders' equity	118,018	114,254

Total liabilities and stockholders' equity	$ 127,770	$ 123,874

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022
(in thousands, except per share amounts - unaudited)
	THREE MONTHS ENDED MARCH 31,
	2023	2022
Sales, net	$ 12,520	$ 12,323

Cost of goods sold	4,677	4,790
Gross profit	7,843	7,533

Operating expense
Selling, general and administrative	3,260	2,888
Research & development	144	123
Total operating expenses	3,404	3,011
Operating income	4,439	4,522

Other income	680	8
Income before provision for income taxes	5,119	4,530

Provision for income taxes	905	996
Net income	$ 4,214	$ 3,534

Earnings per common share (basic)	$ 1.16	$ 0.97

Earnings per common share (diluted)	$ 1.16	$ 0.96

Shares outstanding (basic)	3,628	3,655

Shares outstanding (diluted)	3,636	3,665

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ 549	$ (506)
Total comprehensive income	$ 4,763	$ 3,028

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022
(in thousands - unaudited)
	THREE MONTHS ENDED MARCH 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,214	$ 3,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	155	149
Amortization	1,596	1,646
Provision for losses on accounts receivable	1	8
Amortization of right-of-use assets	13	14
Deferred income taxes	(3)	(144)
Stock-based compensation expense	50	43
Tax benefit attributable to exercise of stock options	2	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	1,789	(578)
Inventories	(1,084)	(809)
Prepaid expenses and other current assets	25	(109)
Accounts payable	(193)	695
Accrued expenses	350	597
Total adjustments	2,701	1,512
Net cash provided by operating activities	6,915	5,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(43)	(237)
Net cash used in investing activities	(43)	(237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	21	19
Payment of dividends	(1,070)	-
Net cash provided by/(used in) financing activities	(1,049)	19

Effect of exchange rate changes on cash	37	71
Net increase in cash and cash equivalents	5,860	4,899
Cash at beginning of period	75,052	60,974
Cash at end of period	$ 80,912	$ 65,873

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 129	$ 82
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022
(in thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2022	3,628	$ 36	$ 251	$ (12,039)	$ 126,006	$ 114,254
Shares issued upon exercise of employee stock options for cash	-	-	21	-	-	21
Stock option compensation expense	-	-	50	-	-	50
Foreign currency translation adjustment	-	-	-	549	-	549
Common stock dividends	-	-	-	-	(1,070)	(1,070)
Net income	-	-	-	-	4,214	4,214
Balance at March 31, 2023	3,628	$ 36	$ 322	$ (11,491)	$ 129,150	$ 118,018

Balance at December 31, 2021	3,655	$ 37	$ 841	$ (9,054)	$ 115,314	$ 107,138
Shares issued upon exercise of employee stock options for cash	-	-	19	-	-	19
Stock option compensation expense	-	-	43	-	-	43
Foreign currency translation adjustment	-	-	-	(506)	-	(506)
Common stock dividends	-	-	-	-	(1,060)	(1,060)
Net income	-	-	-	-	3,534	3,534
Balance at March 31, 2022	3,655	$ 37	$ 903	$ (9,560)	$ 117,788	$ 109,168

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1) The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2022.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

(2) Recent Accounting Standards.

The Company has determined that recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

(3) Inventories at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
Finished goods	$1,935	$1,896
Work-in-process	1,500	1,193
Raw materials	6,505	5,725
Total	$9,940	$8,814

(4) Stock-Based Compensation. At March 31, 2023, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2023 and 2022, the Company recognized $50 and $43, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2022 or March 31, 2023.

(6)  1Q 2023 global revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$806	$209	$1,015
Gynecology/Electrosurgery/Urology	2,520	3,073	5,593
Neonatal	1,385	377	1,762
Blood Pressure Monitoring and Accessories	2,474	1,676	4,150
Total	$7,185	$5,335	$12,520

(7) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie® Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019. The $21,000 purchase price represents an identifiable intangible asset which is being straight-line amortized and recognized as part of G&A expenses over the 7 month remaining life, as of the end of 1Q 2023, of the prior CSI agreement with Femcare.

(8) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of first quarter 2023.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended
	March 31,
	2023	2022
Numerator
Net income	4,214	3,534

Denominator
Weighted average shares, basic	3,628	3,655
Dilutive effect of stock options	8	10
Diluted shares	3,636	3,665

Earnings per share, basic	$ 1.16	$ 0.97
Earnings per share, diluted	$ 1.16	$ 0.96

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2022 provided a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three-month period in comparison with a previous three-month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in the first quarter (1Q) of 2023 compared to 1Q 2022 were as follows:

	1Q 2023	1Q 2022	change
Net Sales	$ 12,520	$ 12,323	+1.6%
Gross Profit	7,843	7,532	+4.1%
Operating Income	4,439	4,522	(1.9%)
Income Before Tax	5,119	4,530	+13.0%
Net Income	4,214	3,534	+19.2%
Earnings per Share (diluted)	$ 1.159	$ 0.964	+20.2%

Profit margins in 1Q 2023 compared to 1Q 2022 follow:

	1Q 2023 (JAN – MAR)	1Q 2022 (JAN – MAR)
Gross Profit Margin (Gross Profit/ sales):	62.6%	61.1%
Operating Income Margin (Operating Income/ sales):	35.5%	36.7%
EBT Margin (Profits before Income Taxes/ sales):	40.9%	36.8%
Net Income Margin (Profit after Taxes/ sales):	33.7%	28.7%

Domestic sales in 1Q 2023 were 10% lower, but sales outside the U.S. (OUS) were up 23% in USD terms compared to 1Q 2022.  Using the same foreign currency exchange (FX) rates for sales not invoiced in USD, i.e. in “constant currency” terms, OUS sales were up 28%. Because 28% of consolidated USD sales were invoiced in foreign currencies, the change in FX rates for OUS sales did have an impact on period-to-period relative financial results. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1Q 2023 and 1Q 2022 follow:

	1Q 2023	1Q 2022	Change
GBP	1.215	1.339	(9.3%)
EUR	1.078	1.126	(4.2%)
AUD	0.685	0.724	(5.3%)
CAD	0.739	0.789	(6.3%)

The weighted-average negative impact on foreign currency sales was 5.9%, reducing reported USD sales by $223 relative to the same foreign currency sales in 1Q 2022.  In constant currency terms, total consolidated 1Q 2023 sales were up $420 (+3.4%).

Due mostly to better absorption of manufacturing overhead costs in Ireland and lower employee healthcare plan costs in the U.S., UTMD was able to increase its 1Q 2023 Gross Profit Margin (GPM), gross profits/sales, compared to 1Q 2022.

Consolidated OI in 1Q 2023 at $4,439 (35.5% of sales) was $84 lower than 1Q 2022 OI of $4,522 (36.7% of sales).  Although UTMD’s 1Q 2023 Operating Income Margin (OIM) benefitted from higher sales, a higher GPM and a stronger USD which reduced OUS operating expenses in USD terms by $80, it suffered more from the $348 (2.8% of sales) higher litigation expenses compared to 1Q 2022.  The $1,105 per quarter straight-line amortization of the $21,000 purchase price that UTMD paid CSI in early 2019 to acquire the remaining 4.75 years’ exclusive U.S. Filshie distribution rights was 8.8% of 1Q 2023 sales compared to 9.0% of 1Q 2022 sales. The purchase price of CSI’s remaining exclusive distribution rights was recognized as an identifiable intangible asset (IIA) which will be fully amortized in October 2023. IIA amortization expense in total, including that remaining from the 2011 Femcare acquisition, which comprises a significant portion of General & Administrative (G&A) operating expenses, was 12.7% of 1Q 2023 consolidated sales compared to 13.3% of 1Q 2022 consolidated sales. In other words, UTMD’s OIM excluding IIA amortization and litigation expense was 51.4% in 1Q 2023 compared to 50.5% in 1Q 2022.

Income Before Tax (EBT) benefitted from much higher interest income on UTMD’s cash reserves.   Non-operating income (NOI) in 1Q 2023, in which interest income is captured, was $681 compared to $8 in 1Q 2022. As a result of $589 higher EBT and a lower income tax provision rate due to a portion of NOI received from tax exempt interest, UTMD’s Net Income Margin (NIM) in 1Q 2023 at 33.7% was substantially higher than the 28.7% NIM in 1Q 2022.  UTMD’s consolidated income tax provision rate in 1Q 2023 was 17.7% of EBT compared to 22.0% in 1Q 2022. The result was that 1Q 2023 NI was 19.2% higher, and 1Q 2023 Earnings Per Share were 20.2% higher, than in 1Q 2022.

UTMD’s March 31, 2023 Balance Sheet, in the absence of debt, remained strong.  Ending Cash and Investments were $80.9 million on March 31, 2023 compared to $75.1 million on December 31, 2022. Stockholders’ Equity was up $3.8 million in the first three-month calendar period from December 31, 2022.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2023 and the end of 1Q 2022 follow:

	3-31-23	3-31-22	Change
GBP	1.237	1.315	(6.0%)
EUR	1.087	1.110	(2.0%)
AUD	0.670	0.750	(10.6%)
CAD	0.739	0.801	(7.7%)

b)Revenues

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK, Canada, Australia and New Zealand, UTMD generally accepted orders directly from and shipped directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale during both 1Q 2023 and 1Q 2022.  UTMD may have separate discounted pricing agreements with a specific clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made. For existing customers, past actual shipment volumes typically determine the fixed price by part number for the next agreement period of one year. For new customers, the customer’s best estimate of volume is usually accepted by UTMD for determining the ensuing fixed prices for the agreement period. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure that the selling price is fixed prior to the acceptance of a specific customer order.

Total consolidated 1Q 2023 UTMD revenues (sales) were $197 (+1.6%) higher than in 1Q 2022. Constant currency sales were $420 (+3.4%) higher. U.S. domestic sales were 10.0% lower and OUS sales were 22.9% higher despite an average 5.9% stronger USD. Because of the relatively short span of time, results for any given three-month period in comparison with a previous three-month period may not be indicative of comparative results for the year as a whole.

Domestic sales in 1Q 2023 were $7,185 compared to $7,984 in 1Q 2022.  The components of domestic sales include 1) “direct sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie device sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “Filshie device sales”, manufactured by Femcare and distributed in the U.S. by UTMD.

1)Direct sales, representing 50% of total domestic sales, were $372 (9.3%) lower in 1Q 2023 than in 1Q 2022.  This was due to continuing supply chain disruption, in particular independent sterilizer capacity constraints.

2)OEM sales, representing 32% of total domestic sales, were $375 (14.0%) lower. U.S. sales to UTMD’s largest OEM customer which had grown rapidly in recent years were $391 lower in 1Q 2023 compared to 1Q 2022.

3)Filshie device sales were $51 (3.9%) lower in 1Q 2023 compared to 1Q 2022.

OUS sales in 1Q 2023 were $5,335 compared to $4,339 in 1Q 2022. OUS sales invoiced in GBP, EUR, AUD and CAD currencies were reduced $223 as a result of changes in FX rates resulting from an average 5.9% stronger USD.  In other words, constant currency OUS sales were $5,558, which was 28.1% higher than in 1Q 2022.  The foreign currency OUS sales in 1Q 2023 were $3,558, which was 67% of OUS sales and 28% of total consolidated sales.  Foreign currency OUS sales in 1Q 2022 were $2,906, which was 67% of OUS sales and 24% of total consolidated sales.

The following table provides USD consolidated sales amounts divided into general product categories for total worldwide sales and the subset of OUS sales:

WW revenues (USD) by product category:

	1Q 2023%		1Q 2022%
Obstetrics	$ 1,015	8	$ 1,049	9
Gynecology/ Electrosurgery/ Urology	5,593	45	5,102	41
Neonatal	1,762	14	1,873	15
Blood Pressure Monitoring and Accessories*	4,150	33	4,299	35
Total:	$ 12,520	100	$ 12,323	100

OUS revenues (USD) by product category:

	1Q 2023%		1Q 2022%
Obstetrics	$ 209	4	$ 126	3
Gynecology/ Electrosurgery/ Urology	3,073	58	2,522	58
Neonatal	377	7	291	7
Blood Pressure Monitoring and Accessories*	1,676	31	1,400	32
Total:	$ 5,335	100	$ 4,339	100

*includes molded components sold to OEM customers.

c)Gross Profit

Gross Profit results from subtracting the costs of manufacturing products, including quality assurance and freight for receiving raw materials from vendors, from revenues. UTMD’s Gross Profit was $310 (+4.1%) higher in 1Q 2023 than in 1Q 2022.  Gross Profit increased more than revenues due primarily to two favorable period-to-period differences: better absorption of manufacturing overhead costs in Ireland as a result of production which increased more than overhead costs increased, and 2) much lower healthcare costs for U.S. employees compared to 1Q 2022 under UTMD’s self-funded plan. The Company selectively raised product prices during 1Q 2023 based on specific input costs from vendors. As another cost-of-living pay adjustment for employees becomes effective in April 2023, the Company still expects to maintain its GPM for the year as a whole consistent with 2022.

d)Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit. Operating Expenses are comprised of G&A (G&A) expenses, sales and marketing (S&M) expenses and product development (R&D) expenses. Consolidated Operating Expenses were $3,404 in 1Q 2023 (27.2% of sales) compared to $3,010 in 1Q 2022 (24.4% of sales).  Ignoring the portion of Operating Expenses that were litigation expenses and non-cash IIA amortization expenses, consolidated Operating Expenses in 1Q 2023 were 11.2% of consolidated sales compared to 10.6% of sales in 1Q 2022.  A stronger USD in 1Q 2023 compared to 1Q 2022 helped Operating Income performance by reducing OUS Operating Expenses in USD terms by $80, comprised of reducing IIA amortization expense by $49 and all other OUS Operating Expenses by $31.

Consolidated G&A expenses were $2,873 (22.9% of sales) in 1Q 2023 compared to $2,551 (20.7% of sales) in 1Q 2022. G&A expenses include litigation costs which were $409 in 1Q 2023 compared to $61 in 1Q 2022. The G&A expenses in 1Q 2023 included $483 (3.9% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which were $532 (4.3% of sales) in 1Q 2022.  The lower USD IIA amortization expense was the result of a stronger USD, as the Femcare amortization expense in GBP in 1Q 2023 was the same as in 1Q 2022. In addition, G&A expenses in both periods included $1,105 IIA amortization expense resulting from the purchase of the CSI remaining U.S. exclusive Filshie distribution rights, which represented 8.8% of 1Q 2023 sales compared to 9.0% of 1Q 2022 sales.  Excluding the litigation and non-cash IIA amortization expenses, G&A expenses were $876 (7.0% of sales) in 1Q 2023 compared to $853 (6.9% of sales) in 1Q 2022.  The change in FX rates reduced 1Q 2023 OUS G&A expenses by $74, comprised of reducing IIA amortization expense by $49 and all other G&A expenses by $24.

S&M expenses were $387 (3.1% of sales) in 1Q 2023 compared to $336 (2.7% of sales) in 1Q 2022.  The change in FX rates reduced 1Q 2023 OUS S&M expenses by $6.

R&D expenses in 1Q 2023 were $144 (1.1% of sales) compared to $123 (1.0% of sales) in 1Q 2022.  The change in FX rates reduced 1Q 2023 OUS R&D expenses by $1.

In summary, Operating Income in 1Q 2023 was $4,439 (35.5% of sales) compared to $4,522 (36.7% of sales) in 1Q 2022.  The lower Operating Income Margin was due primarily to the $348 higher litigation expenses.

A summary comparison of (USD) consolidated Operating Expenses follows:

	1Q 2023	1Q 2022
S&M Expense	$ 387	$ 336
R&D Expense	144	123
G&A Expense:
CSI IIA amortization	1,105	1,105
Femcare IIA amortization	483	532
Litigation Expense	409	61
All Other G&A Expenses	876	853
Total Operating Expenses:	$ 3,404	$ 3,010

After adjustment of OUS Operating Expenses for a stronger USD, the increases in S&M, R&D and All Other G&A expenses (excluding litigation and IIA amortization) were essentially due to cost-of-living increases for employees.

e)Non-operating expense/ Non-operating income

Net non-operating expense, or net non-operating income, results from the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income, royalties received from licensing the Company’s technology and other miscellaneous income.  Net non-operating income in 1Q 2023 was $681 compared to $8 in 1Q 2022.  The primary difference was due to higher average cash balances in 1Q 2023 compared to 1Q 2022 with higher interest rates, which resulted in $646 higher interest income. UTMD also received $9 higher non-operating income in 1Q 2023 from renting underutilized property compared to 1Q 2022, and the same non-operating income from royalties. UTMD realized a slight gain in 1Q 2023 compared to a loss of $3 at the end of 1Q 2022 from remeasurement of foreign currency bank balances.

f)Income Before Income Taxes (EBT)

EBT results from adding net non-operating income to Operating Income. Consolidated 1Q 2023 EBT was $5,119 (40.9% of sales) compared to $4,530 (36.8% of sales) in 1Q 2022. The $589 (+13.0%) higher 1Q 2023 EBT compared to 1Q 2022 was the result of $673 higher non-operating income. In other words, the $646 higher interest income more than offset UTMD’s $348 higher litigation expenses.

The EBT of Utah Medical Products, Inc. in the U.S. was $2,562 in 1Q 2023 compared to $2,916 in 1Q 2022. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 1,962 in 1Q 2023 compared to EUR 1,806 in 1Q 2022. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP 23 in 1Q 2023 compared to GBP (159) in 1Q 2022. The 1Q 2023 EBT of Utah Medical Products Canada, Inc. was CAD 158 in 1Q 2023 compared to CAD 154 in 1Q 2022.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments.  Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2023 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated EBITDA”) were $6,919 compared to $6,371 in 1Q 2022, an 8.6% increase. Management believes that the 1Q 2023 EBITDA operating performance provides a start that is consistent with achieving its financial objectives for the calendar year 2023, as previously provided in its 2022 SEC 10-K Report. UTMD’s trailing last twelve-month EBITDA was $28,439.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	1Q 2023	1Q 2022
EBT	$ 5,119	$ 4,530
Depreciation Expense	154	149
Femcare IIA Amortization Expense	483	532
CSI IIA Amortization Expense	1,105	1,105
Other Non-Cash Amortization Expense	8	9
Stock Option Compensation Expense	50	43
Interest Expense	-	-
Remeasured Foreign Currency Balances	-	3
UTMD non-US GAAP EBITDA:	$ 6,919	$ 6,371

g)Net Income

Net Income in 1Q 2023 of $4,214 was 19.2% higher than the Net Income of $3,534 in 1Q 2022. UTMD’s Net Income Margin, Net Income divided by consolidated sales, was 33.7% in 1Q 2023 and 28.7% in 1Q 2022. The average consolidated income tax provision rates (as a % of EBT) in 1Q 2023 was 17.7% and in 1Q 2022 was 22.0%. The lower provision rate in 1Q 2023 resulted primarily from a portion of interest income that is tax-exempt.

h)  Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the weighted average number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).

Diluted EPS in 1Q 2023 were 20.2% higher than in 1Q 2022.  UTMD’s increase in NI was leveraged for EPS as a result of 28,629 fewer diluted shares used to calculate EPS in 1Q 2023 compared to 1Q 2022. Diluted shares were 3,636,286 in 1Q 2023 compared to 3,664,915 in 1Q 2022.  Outstanding shares were 3,628,067 at the end of 1Q 2023. The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options.  The total number of outstanding unexercised employee and outside director options at March 31, 2023 was 66,883 at an average exercise price of $73.64, including shares awarded but not yet vested.  This compares to 67,433 unexercised option shares at the end of 2022 at an average exercise price of $73.66/ share, including shares awarded but not vested. The difference was due to 300 employee option exercises and 250 cancellations during 1Q 2023. The number of shares added as a dilution factor in 1Q 2023 was 8,456 compared to 10,125 in 1Q 2022.

Outstanding shares at the end of 1Q 2023 were 3,628,067 compared to 3,627,767 at the end of calendar year 2022. The difference was due to 300 employee option exercises during 1Q 2023.

There were no stock repurchases in 1Q 2023.  During the last year since the end of 1Q 2022, UTMD repurchased 30,105 of its shares.  No options were awarded in 1Q 2023.  During the last year since the end of 1Q 2022, 20,600 options were awarded to 40 employees at an exercise price of $82.60.

UTMD paid a $1,070 ($0.295/share) cash dividend to stockholders in 1Q 2023. UTMD did not pay a cash dividend to stockholders in 1Q 2022 because the special $7,309 ($2.00/share) dividend, which was declared in 4Q 2021, was paid in December before the end of the 2021 calendar year instead of in January 2022.

During 1Q 2023 and 1Q 2022, UTMD did not repurchase its shares. In 2Q 2022, UTMD repurchased 30,105 shares at $82.88 per share. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders. UTMD’s closing share price at the end of 1Q 2023 was $94.77, down 6% from the $100.53 closing price at the end of 2022.  The closing share price at the end of 1Q 2022 was $89.86.

i) Return on Equity (ROE)

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated Stockholders’ Equity for the applicable time period. Annualized ROE (before stockholder dividends) in 1Q 2023 was 15% and in 1Q 2022 was 13%.  The higher ROE in 1Q 2023 was due to 19% higher Net Income divided by 7% higher average Stockholders’ Equity. Targeting a high ROE of 20% remains a key financial target for UTMD management.  ROE can be increased by increasing Net Income, and/or by reducing Stockholders’ Equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $6,915 in 1Q 2023 compared to $5,046 in 1Q 2022.  Net Income provided $680 more to cash in 1Q 2023 than in 1Q 2022.  Other differences in cash provided during the two periods were a $2,350 higher source of cash from trade accounts receivable, a $141 lower reduction in deferred income taxes and a $135 difference with lower instead of higher prepaid expenses and other current assets, offset by a $886 higher use of cash for accounts payable, a $276 higher increase in inventories and a $247 lower increase in accrued expenses.

Capital expenditures for property and equipment (PP&E) were $43 in 1Q 2023 compared to $237 in 1Q 2022.  Depreciation of PP&E was $155 in 1Q 2023 compared to $149 in 1Q 2022.

Cash dividends paid to stockholders in 1Q 2023 were $1,070 compared to zero in 1Q 2022 because the special $7,309 dividend declared in 4Q 2021 was paid in December 2021 instead of in January 2022.

In 1Q 2023, UTMD received $21 and issued 300 shares of its stock upon the exercise of employee stock options.  Option exercises in 1Q 2023 were at an average price of $69.83 per share.  In comparison, in 1Q 2022 UTMD received $19 and issued 250 shares of its stock upon the exercise of employee stock options.  Option exercises in 1Q 2022 were at an average price of $76.33 per share.

Management believes that current cash balances, income from operations and effective management of working capital will provide the liquidity needed to meet the challenges of the current economic environment in achieving operating objectives, to maintain the capability to make opportunistic investments that will provide for growth in future profits and to continue to allocate capital in a way that will maximize stockholder value over time. During the remainder of 2023 the Company may utilize cash not needed to support normal operations in one or a combination of the following: 1) in general, to continue to invest at an opportune time in ways that will enhance future profitability; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

k)Assets and Liabilities

UTMD’s March 31, 2023 Balance Sheet, in the absence of debt, continued to strengthen.

March 31, 2023 total consolidated assets increased $3,896 from December 31, 2022 to $127,770. The increase was due to a $5,860 increase in cash and a $17 increase in net fixed assets (property, plant and equipment), offset by a $667 decrease in current assets other than cash and $1,314 lower net intangible assets.

The increase in cash was due to cash generated from operations coupled with a $781 decrease in non-cash working capital. Current assets as a whole increased $5,193 while current liabilities as a whole increased $114, yielding a $5,079 increase in working capital to $89,038.  The decrease in current assets other than cash resulted primarily from a $1,720 decrease in receivables offset by an $1,126 increase in consolidated inventories. Average inventory turns were 2.0 in 1Q 2023 compared to 2.6 for the 2022 year.  Accounts receivable were $1,720 lower due to faster collections, with the average age of trade receivables at 27 days from date of invoice at March 31, 2023 compared to 37 days at December 31, 2022.  UTMD’s excellent 15.1 current ratio at December 31, 2022 improved to 15.7 at March 31, 2023 because current assets increased 5.8% when current liabilities increased just 1.9%.

The $17 higher net fixed assets at March 31, 2023 compared to December 31, 2022 resulted from $43 in capital expenditures, $155 in depreciation and the impact of the period-to-period foreign currency exchange (FX) rates for assets OUS.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2023 and the end of 2022 follow:

	3-31-23	12-31-22	Change
GBP	1.237	1.208	+2.4%
EUR	1.087	1.069	+1.7%
AUD	0.670	0.680	(1.5%)
CAD	0.739	0.739	-

At March 31, 2023, net Intangible Assets decreased to 17.5% of total consolidated assets from 19.2% on December 31, 2022 because of the 1Q 2023 $1,588 amortization of identifiable intangibles, offset by a higher FX rate for remaining GBP intangible assets in the UK and aided by the higher period-end total asset denominator.

The $114 increase in current liabilities was a result of a $305 increase in accrued liabilities, primarily for income taxes and customer deposits, offset by a $191 decrease in accounts payable. Long term liabilities increased $19 to $3,678 primarily as a result of an increase in deferred income taxes in the U.S. and Ireland. Long term liabilities declined by a $57 lower deferred tax liability for the Femcare Ltd GBP IIA to $1,456 at March 31, 2023 compared to $9,084 on the date of the 2011 acquisition. Reduction of the deferred tax liability occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare Ltd IIA. UTMD’s total debt ratio (total liabilities/total assets) as of March 31, 2023 was 7.6% compared to 7.8% as of December 31, 2022.

l)Management's Outlook

Based on the first quarter of 2023 results, UTMD expects to achieve its plan for 2023 as a whole, as described in its 2022 Form SEC 10-K.  UTMD’s objectives for 2023 remain to

1)exploit distribution and manufacturing synergies by further integrating capabilities and resources in its multinational operations;

2)more effectively market the benefits of the Filshie Clip System in the U.S.;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9198, .9351 and .9013 EUR per USD as of March 31, 2023, December 31, 2022 and March 31, 2021, respectively.  Exchange rates were .8085, .8280, and .7603 GBP per USD as of March 31, 2023, December 31, 2022 and March 31, 2022, respectively.  Exchange rates were 1.4695, 1.4919 and 1.3338 AUD per USD on March 31, 2023, December 31, 2022 and March 31, 2022, respectively.  Exchange rates were 1.3532, 1.3526, and 1.2571 CAD per USD on March 31, 2023, December 31, 2022, and March 31, 2022 respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2023. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

UTMD is a party from time to time in litigation incidental to its business. Presently, except for the Filshie clip lawsuits initiated by a single U.S. law firm, there is no litigation or threatened litigation. The Company does not expect the outcome of the Filshie clip litigation will be material to consolidated financial results.

Item 1A. Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities during 1Q 2023 and in 2022 it purchased 30,105 of its shares in the open market for $2,495 including commissions and fees ($82.88/ share.)

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        5/5/23                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        5/5/23                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer