Form 10-Q
period 2023-06-30
UTAH MEDICAL PRODUCTS INC
filed 2023-08-11
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 10, 2023: 3,629,525.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2023 AND DECEMBER 31, 2022
(in thousands)
	(unaudited)	(audited)
	JUNE 30, 2023	DECEMBER 31, 2022
ASSETS
Current assets:
Cash & investments	$ 84,619	$ 75,052
Accounts & other receivables, net	3,604	5,538
Inventories	10,117	8,814
Other current assets	467	515
Total current assets	98,807	89,919
Property and equipment, net	10,541	10,224
Goodwill	13,676	13,354
Other intangible assets	54,250	52,755
Other intangible assets - accumulated amortization	(46,799)	(42,378)
Other intangible assets, net	7,451	10,377
Total assets	$ 130,475	$ 123,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,336	$ 1,218
Accrued expenses	3,808	4,742
Total current liabilities	5,144	5,960
Deferred tax liability – Femcare IIA	1,370	1,514
Other long term liabilities	1,257	1,256
Operating lease liability	315	341
Deferred income taxes	628	549
Total liabilities	8,714	9,620

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued and outstanding - June 30, 2023, 3,629 shares and December 31, 2022, 3,628 shares	36	36
Accumulated other comprehensive loss	(10,986)	(12,039)
Additional paid-in capital	432	251
Retained earnings	132,279	126,006
Total stockholders' equity	121,761	114,254

Total liabilities and stockholders' equity	$ 130,475	$ 123,874

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Sales, net	$ 12,866	$ 13,428	$ 25,386	$ 25,752

Cost of goods sold	5,127	5,277	9,805	10,069
Gross profit	7,739	8,151	15,581	15,683

Operating expense
Selling, general and administrative	3,181	2,959	6,440	5,846
Research & development	133	135	277	258
Total operating expenses	3,314	3,094	6,717	6,104
Operating income	4,425	5,057	8,864	9,579

Other income	747	142	1,428	150
Income before provision for income taxes	5,172	5,199	10,292	9,729

Provision for income taxes	972	1,096	1,878	2,091
Net income	$ 4,200	$ 4,103	$ 8,414	$ 7,638

Earnings per common share (basic)	$ 1.16	$ 1.13	$ 2.32	$ 2.09

Earnings per common share (diluted)	$ 1.15	$ 1.12	$ 2.31	$ 2.09

Shares outstanding - basic	3,628	3,643	3,628	3,649

Shares outstanding - diluted	3,639	3,650	3,638	3,658

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ 504	$ (2,298)	$ 1,053	$ (2,804)
Total comprehensive income	$ 4,704	$ 1,805	$ 9,467	$ 4,834

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022
(in thousands - unaudited)
	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,414	$ 7,638
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	310	302
Amortization	3,207	3,257
Provision for (recovery of) losses on accounts receivable	(26)	26
Amortization of Right-of-Use Assets	26	26
Deferred income taxes	(137)	(286)
Stock-based compensation expense	100	83
Tax benefit attributable to exercise of stock options	9	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	2,044	102
Inventories	(1,245)	(930)
Prepaid expenses and other current assets	3	(47)
Accounts payable	114	64
Accrued expenses	(991)	(357)
Total adjustments	3,414	2,240
Net cash provided by operating activities	11,828	9,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(363)	(450)
Intangible assets	-	(9)
Net cash used in investing activities	(363)	(459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	81	23
Common stock purchased and retired	-	(2,495)
Payment of dividends	(2,140)	(1,060)
Net cash used in financing activities	(2,059)	(3,532)

Effect of exchange rate changes on cash	161	(637)
Net increase in cash and cash equivalents	9,567	5,250
Cash at beginning of period	75,052	60,974
Cash at end of period	$ 84,619	$ 66,224

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 2,546	$ 2,467
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2022	3,628	$ 36	$ 251	$ (12,039)	$ 126,006	$ 114,254
Shares issued upon exercise of employee stock options for cash	-	-	21	-	-	21
Stock option compensation expense	-	-	50	-	-	50
Foreign currency translation adjustment	-	-	-	549	-	549
Common stock dividends	-	-	-	-	(1,070)	(1,070)
Net income	-	-	-	-	4,214	4,214
Balance at March 31, 2023	3,628	$ 36	$ 322	$ (11,491)	$ 129,150	$ 118,018
Shares issued upon exercise of employee stock options for cash	1	-	60	-	-	60
Stock option compensation expense	-	-	50	-	-	50
Foreign currency translation adjustment	-	-	-	504	-	504
Common stock dividends	-	-	-	-	(1,071)	(1,071)
Net income	-	-	-	-	4,200	4,200
Balance at June 30, 2023	3,629	$ 36	$ 432	$ (10,986)	$ 132,279	$ 121,761

Balance at December 31, 2021	3,655	$ 37	$ 841	$ (9,054)	$ 115,314	$ 107,138
Shares issued upon exercise of employee stock options for cash	-	-	19	-	-	19
Stock option compensation expense	-	-	43	-	-	43
Foreign currency translation adjustment	-	-	-	(506)	-	(506)
Common stock dividends	-	-	-	-	(1,060)	(1,060)
Net income	-	-	-	-	3,534	3,534
Balance at March 31, 2022	3,655	$ 37	$ 903	$ (9,560)	$ 117,789	$ 109,168
Shares issued upon exercise of employee stock options for cash	-	-	4	-	-	4
Stock option compensation expense	-	-	40	-	-	40
Common stock purchased and retired	(30)	-	(947)	-	(1,548)	(2,495)
Foreign currency translation adjustment	-	-	-	(2,298)	-	(2,298)
Common stock dividends	-	-	-	-	(1,051)	(1,051)
Net income	-	-	-	-	4,103	4,103
Balance at June 30, 2022	3,625	$ 36	$ -	$ (11,858)	$ 119,293	$ 107,471

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

(3) Inventories at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
Finished goods	$2,520	$1,896
Work-in-process	1,432	1,193
Raw materials	6,165	5,725
Total	$10,117	$8,814

(4) Stock-Based Compensation. At June 30, 2023, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2023 and 2022, the Company recognized $50 and $40, respectively, in stock based compensation cost.  In the six months ended June 30, 2023 and 2022, the Company recognized $100 and $83, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2022 or June 30, 2023.

(6) Global 2Q 2023 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$854	$221	$1,075
Gynecology/Electrosurgery/Urology	2,685	3,232	5,917
Neonatal	1,144	252	1,396
Blood Pressure Monitoring and Accessories	2,334	2,144	4,478
Total	$7,017	$5,849	$12,866

Global 1H 2023 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,659	$430	$2,090
Gynecology/Electrosurgery/Urology	5,206	6,304	11,510
Neonatal	2,529	630	3,158
Blood Pressure Monitoring and Accessories	4,808	3,820	8,628
Total	$14,202	$11,184	$25,386

(7) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie® Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019. The $21,000 purchase price represented an identifiable intangible asset which is being straight-line amortized and recognized as part of G&A expenses over a remaining 4-month life as of June 30, 2023 of the prior CSI distribution agreement with Femcare.

(8) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock on June 30, 2023.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator
Net income	4,200	4,103	8,414	7,638

Denominator
Weighted average shares, basic	3,628	3,643	3,628	3,649
Dilutive effect of stock options	11	7	10	9
Diluted shares	3,639	3,650	3,638	3,658

Earnings per share, basic	1.16	1.13	2.32	2.09
Earnings per share, diluted	1.15	1.12	2.31	2.09

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2022 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three- or six-month period in comparison with a previous three- or six-month period may not be indicative of comparative results for the year as a whole. Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)  Overview

Income statement results in second calendar quarter (2Q) and first half (1H) 2023 compared to the same periods of 2022 were as follows:

	2Q 2023	2Q 2022	change	1H 2023	1H 2022	change
Net Sales	$ 12,866	$ 13,428	(4.2%)	$ 25,386	$ 25,752	(1.4%)
Gross Profit	7,739	8,151	(5.1%)	15,581	15,683	(0.7%)
Operating Income	4,425	5,057	(12.5%)	8,864	9,579	(7.5%)
Income Before Tax	5,172	5,199	(0.5%)	10,291	9,729	+5.8%
Net Income (US GAAP)	4,200	4,103	+2.3%	8,414	7,638	+10.2%
Earnings per Diluted Share	1.154	1.124	+2.7%	2.313	2.088	+10.8%

Consolidated total 1H 2023 revenues were only $366 lower compared to 1H 2022 despite $630 lower biopharmaceutical OEM sales post COVID-pandemic, which was anticipated at the beginning of the year. Despite the lower sales, and combined with continued supply chain disruption challenges, UTMD’s 1H Gross Profit margin (GPM) improved, yielding total Gross Profit almost the same for the first half of the year. Operating Income, however, declined $715 as a result of unusual litigation expenses related to yet unresolved Filshie clip product liability claims in the U.S. However, because UTMD realized $1,236 higher interest income on its cash balances, Net Income for 1H 2023 was up $776 compared to 1H 2022.

Profit margins in 2Q and 1H 2023 compared to 2Q and 1H 2022 follow:

	2Q 2023 (Apr – Jun)	2Q 2022 (Apr – Jun)	1H 2023 (Jan – Jun)	1H 2022 (Jan – Jun)
Gross Profit Margin (Gross Profit/ sales):	60.1%	60.7%	61.4%	60.9%
Operating Income Margin (Operating Income/ sales):	34.4%	37.7%	34.9%	37.2%
Income Before Tax Margin (Income B4 Tax/ sales):	40.2%	38.7%	40.5%	37.8%
Net Income Margin (Net Income/ sales):	32.6%	30.6%	33.1%	29.7%

The lower 2Q consolidated revenues were primarily attributable to a decline in sales to UTMD’s biopharmaceutical OEM customer, although the Company was also not able to meet certain direct U.S. demand due to lack of raw materials and third-party sterilization capacity constraints. Half of the lower 1H revenues resulted from a stronger USD when converting foreign currency sales to USD. UTMD was able to achieve its targeted GPM with the help of recent price increases. The dilution in Operating Income margin was due to $463 higher 1H 2023 litigation costs which are included in Operating Expense per US GAAP. However, interest income included in 1H $1,278 higher non-operating income more than offset the litigation costs, and allowed an expansion in Income Before Tax. The additional expansion in Net Income and Earnings Per Diluted Share (EPS) was due to a lower estimated income tax provision rate and fewer diluted shares due to share repurchases during 2Q 2022. The consolidated average income tax rates (income tax provision divided by Income Before Taxes) follow:

	2Q 2023	2Q 2022	1H 2023	1H 2022
Average Consolidated Income Tax Provision Rate	18.8%	21.1%	18.2%	21.5%

UTMD’s June 30, 2023 Balance Sheet continued strong, with no debt. Ending Cash and Investments were $84.6 million on June 30, 2023 compared to $75.1 million on December 31, 2022.  The June 30, 2023 cash balance resulted after paying $2.1 million in cash dividends to stockholders, increasing non-cash working capital by $0.1 million (including inventories by $1.3 million) and making $0.4 million in capital expenditures during 1H 2023.

Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 2Q 2023 compared to the end of calendar year 2022 and the end of 2Q 2022 follow:

	6-30-23	12-31-22	Change	6-30-22	Change
GBP	1.27084	1.20771	5.2%	1.21601	4.5%
EUR	1.09178	1.06940	2.1%	1.04657	4.3%
AUD	0.66614	0.68050	(2.1%)	0.69042	(3.5%)
CAD	0.75547	0.73899	2.2%	0.77691	(2.8%)

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

2Q 2023 Sales

Total consolidated 2Q 2023 UTMD worldwide (WW) sales in USD terms were $562 (4.2%) lower than in 2Q 2022. In 2Q 2023, OUS sales growth continued to outperform domestic sales growth. In 2Q 2023 compared to 2Q 2022, OUS sales were $250 (+4.5%) higher and U.S. domestic sales were $812 (10.4%) lower.  $445 of the $562 lower total 2Q sales were sales of pressure monitoring devices and accessories to UTMD’s largest OEM customer, shipped from both the U.S. and Ireland.  WW 2Q Filshie device sales were $94 (+3.1%) higher.

The portion of OUS sales invoiced in foreign currencies in USD terms were 33% of total WW consolidated 2Q 2023 sales compared to 29% in 2Q 2022. An average lower USD foreign currency exchange (FX) rate added $35 (+0.3%) for 2Q sales invoiced in foreign currencies. Actually, a stronger EUR by itself added $70.  The GBP was about the same, and both the CAD and AUD were weaker.  FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 2Q 2023 and 2Q 2022 for revenue purposes follow:

	2Q 2023	2Q 2022	Change
GBP	1.2531	1.2525	-
EUR	1.0845	1.0571	+2.6%
AUD	0.6700	0.7178	(6.7%)
CAD	0.7449	0.7847	(5.1%)

The $35 weighted average favorable impact on 2Q 2023 foreign currency OUS sales was 0.8%.  In constant currency terms, foreign currency sales in 2Q 2023 were 3.8% higher than in 2Q 2022. “Constant currency” sales means exchanging foreign currency sales into USD-denominated sales at the same FX rate as was in the previous period of time being compared. With a weaker USD in converting 2Q EUR foreign currency sales, WW constant currency sales were $597 lower (4.4%) than in 2Q 2022, which was the second highest sales quarter of 2022.

Total OUS sales in 2Q 2023 were $5,849 compared to $5,599 in 2Q 2022. OUS sales invoiced in foreign currencies are due to direct end-user sales in Ireland, the UK, France, Canada, Australia and New Zealand, and to shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland and the UK.  Export sales from the U.S. to OUS distributors are invoiced in USD.  Direct to end-user OUS 2Q 2023 sales in USD terms (including the impact of FX rate differences) were 13% higher in Ireland with the EUR FX rate up about 3%, 18% lower in Canada with the CAD FX rate down 5%, 10% higher in the UK with the GBP FX rate about the same, 19% lower in Australia/New Zealand with the AUD FX rate down 7%, and 3% higher in France with the EUR FX rate up 3%. USD-denominated sales to OUS distributors were 8% higher in 2Q 2023 than in 2Q 2022.

Domestic U.S. sales in 2Q 2023 were $7,017 compared to $7,829 in 2Q 2022.  Domestic sales are invoiced in USD and not subject to FX rate fluctuations. The components of domestic sales include 1) “direct non-Filshie device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “domestic Filshie device sales”. UTMD separates domestic Filshie device sales from other medical device sales direct to medical facilities because UTMD is simply a distributor for Femcare in the U.S.  Direct non-Filshie device sales, representing 52% of total domestic sales, were $326 (8.1%) lower in 2Q 2023 than in 2Q 2022. Direct U.S. sales, particularly for NICU devices, were hindered by continuing supply chain disruption on the availability of raw materials and a lack of third party sterilization capacity. Domestic OEM sales, representing 31% of total domestic sales, were $525 (19.6%) lower. Domestic Filshie device sales, representing 17% of total domestic sales, were $38 (+3.3%) higher in 2Q 2023 compared to 2Q 2022.

1H 2023 Sales

Total consolidated 1H 2023 UTMD WW sales in USD terms were $366 (1.4%) lower than in 1H 2022. Because an average stronger USD reduced 1H foreign currency sales by $188 (0.7%), constant currency 1H 2023 consolidated total sales were just $178 (0.7%) lower. Combined sales of pressure monitoring devices and accessories to UTMD’s largest OEM customer, shipped from the U.S. and Ireland were $630 lower in 1H 2023 compared to 1H 2022, more than accounting for the lower total sales. WW 1H 2023 Filshie device sales were $407 (+6.7%) higher.

In 1H 2023, OUS sales growth continued to outperform domestic sales growth. In 1H 2023 compared to 1H 2022, OUS sales were $1,245 (+12.5%) higher and U.S. domestic sales were $1,611 (10.2%) lower.

Total OUS sales in 1H 2023 were $11,184 compared to $9,938 in 1H 2022. The portion of OUS sales invoiced in foreign currencies in USD terms were 31% of total WW consolidated 1H 2023 sales compared to 26% in 1H 2022. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1H 2023 and 1H 2022 for revenue purposes follow:

	1H 2023	1H 2022	Change
GBP	1.2329	1.2886	(4.3%)
EUR	1.0819	1.0852	(0.3%)
AUD	0.6774	0.7206	(6.0%)
CAD	0.7419	0.7866	(5.7%)

The weighted-average FX rate negative impact on 1H 2023 foreign currency OUS sales was 2.4%. In constant currency terms, foreign currency sales in 1H 2023 were 18.2% higher than in 1H 2022.  In constant currency terms, 1H 2023 OUS total sales were up 14.4%.

Direct to end-user OUS 1H 2023 sales in USD terms (including the impact of FX rate differences) were about the same in Ireland with the EUR FX rate also about the same, 10% lower in Canada with the CAD FX rate down 6%, 24% higher in the UK with the GBP FX rate down 4%, 11% lower in Australia/New Zealand with the AUD FX rate down 6%, and 10% higher in France with the EUR FX rate about the same as in 1H 2022. USD-denominated sales to OUS distributors were 15% higher in 1H 2023 than in 1H 2022.

Domestic U.S. sales in 1H 2023 were $14,202 compared to $15,813 in 1H 2022. Direct non-Filshie device sales, representing 51% of total domestic sales, were $698 (8.7%) lower in 1H 2023 than in 1H 2022, led by a $567 decline in domestic neonatal device sales due to continued supply chain disruption. Domestic OEM sales, representing 32% of total domestic sales, were $900 (16.8%) lower.  Domestic Filshie device sales, representing 17% of total domestic sales, were $13 (0.5%) lower in 1H 2023 compared to 1H 2022.

The following table provides USD-denominated sales amounts divided into general product categories for total revenues and the subset of OUS revenues:

Global revenues by product category:

	2Q 2023	2Q 2022	1H 2023	1H 2022
Obstetrics	$ 1,075	$ 1,206	$ 2,090	$ 2,255
Gynecology/ Electrosurgery/ Urology	5,917	5,423	11,510	10,525
Neonatal	1,396	1,913	3,158	3,786
Blood Pressure Monitoring and Accessories*	4,478	4,886	8,628	9,186
Total:	$ 12,866	$ 13,428	$ 25,386	$ 25,752

OUS revenues by product category:

	2Q 2023	2Q 2022	1H 2023	1H 2022
Obstetrics	$ 221	$ 200	$ 430	$ 326
Gynecology/ Electrosurgery/ Urology	3,232	3,029	6,304	5,550
Neonatal	252	399	630	690
Blood Pressure Monitoring and Accessories*	2,144	1,971	3,820	3,373
Total:	$ 5,849	$ 5,599	$ 11,184	$ 9,939

* includes assemblies and molded components sold to OEM customers.

Looking forward to the 2H remainder of 2023, in view of ongoing lack of input from its largest OEM customer, UTMD continues to anticipate lower biopharmaceutical manufacturing pressure control device sales, now likely yielding full year revenues closer to the low end of UTMD’s $50 to $52 million beginning of year projection, or about 5% lower compared to 2022 revenues.

c)  Gross Profit

Gross Profit results from subtracting the cost of goods sold (CGS), comprised of costs of production, manufacturing engineering, depreciation of equipment, maintenance and repairs, quality assurance including regulatory compliance, and purchasing materials including freight for receiving materials from suppliers, from revenues. CGS is divided into three categories: direct labor, raw materials and manufacturing overhead (MOH).  Direct labor and raw materials are predominantly variable costs, i.e. vary directly with revenues.  MOH contains predominantly fixed costs relative to the Company’s infrastructure, for example, supervision and engineering personnel.

UTMD’s 2Q 2023 Gross Profit was $412 (5.1%) lower than in 2Q 2022 due to a lower GPM on 4.2% lower sales. The 2Q 2023 GPM was 60.1% compared to 60.7% in 2Q 2022. 1H 2023 GP was just $102 (0.7%) lower than in 1H 2022, although sales were 1.4% lower, because UTMD’s GPM was higher in 1H 2023 than in 1H 2022. The 1H 2023 GPM was 61.4% compared to 60.9% in 1H 2022.  UTMD’s 2023 GPMs remained consistent with long-term profitability goals.

Higher MOH costs with lower sales was the primary reason for the 2Q 2023 lower GPM, as a result of adding production supervision, engineering and management personnel, in addition to two cost-of-living increases for all manufacturing employees since the end of 2Q 2022.  Incoming freight costs stabilized.  Direct labor productivity was consistent with past periods of time, despite the cost-of-living increases due to price increases. Purchases of higher quantities of raw materials helped keep incremental raw material costs under relative control.

d)  Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit.  Operating Expenses are comprised of Sales and Marketing (S&M) expenses, General and Administrative (G&A) expenses and Product Development (R&D) expenses.

Operating Income in 2Q 2023 of $4,425 was $632 (12.5%) lower compared to 2Q 2022 Operating Income of $5,057.  The $632 lower Operating Income can be explained by $412 lower Gross Profit combined with $115 higher litigation expense (captured in the G&A Operating Expense category) and $125 higher salaries included in WW Operating Expense categories (including payroll taxes and medical plan expense) for about the same number of employed people as in 2Q 2022. UTMD’s 2Q 2023 Operating Income Margin (Operating Income as a percentage of sales) remained a healthy 34.4%.

Operating Income in 1H 2023 was $8,864 compared to $9,579 in 1H 2022, a decrease of $715 (7.5%), representing a healthy 1H 2023 Operating Income margin of 34.9%.  The decrease in 1H 2023 Operating Income can be explained by $102 lower Gross Profit combined with $463 higher litigation expense and $207 higher salaries included in WW Operating Expense categories for about the same number of employed people as in 1H 2022.  The higher salaries were from cost-of-living adjustments necessary to mitigate high inflation.

The following table summarizes Operating Expense in 2Q and 1H 2023 compared to the same periods in 2022 by Operating Expense (OE) category:

OE Category	2Q 2023	% of sales	2Q 2022	% of sales	1H 2023	% of sales	1H 2022	% of sales
S&M:	$ 405	3.2	$ 357	2.7	$ 792	3.1	$ 693	2.7
G&A:	2,775	21.6	2,602	19.3	5,648	22.3	5,153	20.0
R&D:	133	1.0	135	1.0	277	1.1	258	1.0
Total OE:	$ 3,313	25.8	$ 3,094	23.0	$ 6,717	26.5	$ 6,104	23.7

An average stronger USD helped reduce foreign currency Operating Expense when converted to USD by $4 in 2Q 2023 and $85 in 1H 2023. The following table summarizes “constant currency” Operating Expense in 2Q and 1H 2023 compared to the same periods in 2022 by Operating Expense category:

OE Category	2Q 2023 const FX	2Q 2022	1H 2023 const FX	1H 2022
S&M:	$ 406	$ 357	$ 799	$ 693
G&A:	2,778	2,602	5,725	5,153
R&D:	133	135	278	258
Total OE:	$ 3,317	$ 3,094	$ 6,802	$ 6,104

G&A expenses dominate UTMD’s Operating Expenses, largely because of non-cash expenses from the amortization of Identifiable Intangible Assets (IIA) associated with the Filshie Clip System, which were about 57% of G&A expenses in 2023.  A segmentation of USD-denominated G&A Operating Expenses by subsidiary follows:

G&A OE Category	2Q 2023	% of sales	2Q 2022	% of sales	1H 2023	% of sales	1H 2022	% of sales
IIA Amort– UK:	$ 498	3.9	$ 498	3.7	$ 981	3.9	$ 1,030	4.0
IIA Amort– CSI:	1,105	8.6	1,105	8.2	2,210	8.7	2,210	8.6
Other– UK:	163		142		327		296
U.S. Litigation:	280		165		689		226
Other– US:	588		528		1,150		1,082
IRE:	69		85		153		152
AUS:	35		42		69		85
CAN:	37		37		69		72
Total G&A OE:	$ 2,775	21.6	$ 2,602	19.3	$ 5,648	22.2	$ 5,153	20.0

OUS G&A Operating Expenses were $802 in 2Q 2023 compared to $804 in 2Q 2022. OUS G&A Operating Expenses were $1,599 in 1H 2023 compared to $1,635 in 1H 2022. A stronger USD reduced OUS G&A Operating Expenses by$2 in 2Q 2023 and by $76 in 1H 2023. The table below identifies “constant currency” OUS G&A Operating Expenses for 2Q and 1H 2023 compared to the same periods in 2022:

G&A OE Category	2Q 2023 const FX	2Q 2022	1H 2023 const FX	1H 2022
IIA Amort– UK:	$ 498	$ 498	$ 1,030	$ 1,030
Other– UK:	163	142	344	296
IRE:	67	85	155	152
AUS:	37	42	73	85
CAN:	39	37	73	72
Total G&A OE:	$ 804	$ 804	$ 1,675	$ 1,635

S&M Operating Expenses were $48 and $99 higher in 2Q 2023 and 1H 2023 compared to the same periods in 2022 respectively.  The differences were due to one additional S&M employee in the U.S. combined with cost-of-living adjustments for all S&M employees, offset slightly by $1 and $7 lower OUS S&M Operating Expenses in 2Q 2023 and 1H 2023 respectively due to a stronger USD.

Period to period R&D Operating Expenses varied slightly depending on specific project costs. Since almost all R&D is being carried out in the U.S., there was negligible FX rate impact.

e)  Non-operating expense/ Non-operating income

Non-operating expense includes bank fees and expenses from losses, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms.  Non-operating income includes 1) income from rent of underutilized property, 2) investment income (interest on cash balances), 3) royalties received from licensing the Company’s technology, and 4) income from gains, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms. Non-operating income or expense can also include gains or losses from the disposition of assets from time to time. Net non-operating income is non-operating income minus non-operating expense during a particular time period. Net non-operating income in 2Q 2023 was $747 compared to $142 in 2Q 2022. Net non-operating income in 1H 2023 was $1,427 compared to $150 in 1H 2022.

The main difference in net non-operating income during both 2Q and 1H 2023 was due to greater interest income received on cash bank balances. With higher cash balances and higher interest rates in 2023 compared to 2022, UTMD received $590 more in 2Q interest income and $1,236 more in 1H interest income.  Ireland received €58 in warehouse rental income in both 2Q 2023 and 2Q 2022, but €116 in 1H 2023 compared to €108 in 1H 2022.  In 2Q 2023, a loss of $8 on remeasured foreign currency balances was recognized compared to a loss of $2 in 2Q 2022.  In 1H 2023, a loss of $8 on remeasured foreign currency balances was recognized compared to a loss of $5 in 1H 2022. Royalties received were $5 in 2Q and $10 in 1H in both 2023 and 2022.  Bank fees were $9 in 2Q 2023 compared to $25 in 2Q 2022.  Bank fees were $17 in 1H 2023 compared to $49 in 1H 2022.

f)  Income Before Income Taxes (EBT)

Consolidated EBT results from subtracting net non-operating expense or adding net non-operating income from or to, as applicable, Operating Income. Consolidated 2Q 2023 EBT was $5,172 (40.2% of sales) compared to $5,199 (38.7% of sales) in 2Q 2022. Consolidated 1H 2023 EBT was $10,291 (40.5% of sales) compared to $9,729 (37.8% of sales) in 1H 2022.

The EBT of Utah Medical Products, Inc. in the U.S. was $5,023 in 1H 2023 compared to $5,981 in 1H 2022. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 4,391 in 1H 2023 compared to EUR 3,825 in 1H 2022. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was (GBP 20) in 1H 2023 compared to (GBP 232) in 1H 2022.  The EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 330 in 1H 2023 compared to CAD 332 in 1H 2022. EBT of subsidiaries includes the result of intercompany shipments which are netted out of consolidated results.

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

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2023 consolidated EBT excluding the remeasured bank balance currency gain or loss (“adjusted consolidated EBITDA”) was $6,996 compared to $7,005 in 2Q 2022.  Adjusted consolidated EBITDA at $13,916 in 1H 2023 was 4% higher compared to $13,376 in 1H 2022. Adjusted consolidated trailing twelve months’ (TTM) EBITDA was $28,431 as of June 30, 2023.

UTMD’s adjusted consolidated EBITDA as a percentage of sales (EBITDA margin) was 54.4% in 2Q 2023 compared to 52.2% in 2Q 2022. UTMD’s EBITDA margin was 54.8% in 1H 2023 compared to 51.9% in 1H 2022. The higher 2023 EBITDA margins reflect that the increase in interest income on cash balances (non-operating income) was substantially higher than the increase in litigation expenses (G&A OE). Management believes that current EBITDA margins demonstrate continued outstanding operating performance.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	2Q 2023	2Q 2022	1H 2023	1H 2022
EBT	$ 5,172	$ 5,199	$ 10,291	$ 9,729
Depreciation Expense	155	153	310	302
Femcare IIA Amortization Expense	498	498	981	1,030
CSI IIA Amortization Expense	1,105	1,105	2,211	2,211
Other Non-Cash Amortization Expense	8	8	16	16
Stock Option Compensation Expense	50	40	100	83
Interest Expense	-	-	-	-
Remeasured Foreign Currency Balances	8	2	7	5
UTMD non-US GAAP EBITDA:	$ 6,996	$ 7,005	$ 13,916	$ 13,376

g)  Net Income

Despite slightly lower EBT, Net Income in 2Q 2023 of $4,200 (32.6% of sales) was 2.3% higher than the Net Income of $4,103 (30.6% of sales) in 2Q 2022.  The higher Net Income was due to a greater proportion of UTMD’s EBT generated in Ireland with the lowest corporate income tax rate and a portion of U.S. non-operating income being federally tax-exempt, offset by a higher UK corporate tax rate beginning with 2Q 2023. The average consolidated income tax provision rate (as a % of the same period EBT) in 2Q 2023 was 18.8% compared to 21.1% in 2Q 2022.

Because 1H 2023 EBT was 5.8% higher than in 1H 2022, 1H 2023 Net Income of $8,414 (33.1% of sales) obtained further leverage yielding 10.2% higher Net Income than the Net Income of $7,638 (29.7% of sales) in 1H 2022.  The average consolidated income tax provision rate (as a % of the same period EBT) in 1H 2023 was 18.2% compared to 21.5% in 1H 2022.

The consolidated income tax provision rate varies as the mix in taxable income among U.S. and foreign subsidiaries with differing income tax rates differs from period to period. Except for the UK, in which the corporate income tax rate changed to 25% from 19% on April 1, 2023, the basic corporate income tax rates in each of the sovereignties were the same as in the prior year.

h)  Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Diluted EPS in 2Q 2023 were $1.154 compared to diluted EPS of $1.124 in 2Q 2022, a 2.7% increase.  Diluted EPS in 1H 2023 were $2.313 compared to diluted EPS of $2.088 in 1H 2022, a 10.8% increase. The increases in EPS were higher than the increases in NI as a result of fewer diluted shares.

Diluted shares were 3,638,566 in 2Q 2023 compared to 3,650,242 in 2Q 2022.  Diluted shares were 3,637,715 in 1H 2023 compared to 3,657,864 in 1H 2022. The lower diluted shares in both periods of 2023 were the result of shares repurchased during 2Q 2022, offset by employee options exercised and a slightly higher dilution factor for unexercised options. The number of shares added as a dilution factor in 2Q 2023 was 10,288 compared to 7,375 in 2Q 2022. The number of shares added as a dilution factor in 1H 2023 was 9,660 compared to 9,069 in 1H 2022.

The number of shares used for calculating EPS was higher than period-ending outstanding shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options. Outstanding shares at the end of 2Q 2023 were 3,628,988 compared to 3,627,767 at the end of calendar year 2022. The difference was due to 1,221 shares added from employee option exercises during 1H 2023. For comparison, outstanding shares were 3,624,932 at the end of 2Q 2022. The total number of outstanding unexercised employee and outside director options at June 30, 2023 was 66,025 at an average exercise price of $73.78, including shares awarded but not yet vested.  This compares to 50,408 unexercised option shares at the end of 2Q 2022 at an average exercise price of $69.07/ share, including shares awarded but not vested. Option awards totaling 20,600 shares were made to 40 employees in October 2022 at an exercise price of $82.60.  No options have been awarded in 2023.

UTMD paid $1,070 ($0.295/share) in dividends to stockholders in 2Q 2023 compared to $1,060 ($0.290/ share) paid in 2Q 2022. The dividends paid to stockholders during 2Q 2023 were 25% of NI. UTMD paid $2,140 ($0.295/share) in dividends to stockholders in 1H 2023 compared to $1,060 ($0.290/ share) paid in 1H 2022. The dividends paid to stockholders during 1H 2023 were also 25% of NI. The 1H 2022 dividend total excluded a dividend normally paid in January. A special dividend of $7,309 ($2.00/share) was paid in December 2021 in lieu of January 2022.

UTMD has not repurchased its shares since 2Q 2022. In 2Q 2022, UTMD repurchased 30,105 shares for $2,495, an average cost of $82.88/ share.  Those were the only share repurchases in 2022. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders. UTMD’s closing share price at the end of 2Q 2023 was $93.20, down 1.7% from the closing price of $94.77 at the end of 1Q 2023, and down 7.3% from the closing price of $100.53 at the end of 2022.  The closing share price one year ago at the end of 2Q 2022 was $85.90.

i)  Return on Equity (ROE)

ROE is the portion of net income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  Annualized ROE in 1H 2023 (before stockholder dividends) was 14%, the same as in 1H 2022, despite being diluted by 10% higher average Stockholder’s Equity. Targeting a high ROE of 20% remains an objective for UTMD management. Carrying a high cash balance with less than a 20% return obviously hinders management’s ability to reach the target. ROE can be increased by increasing net income, or by reducing stockholders’ equity by paying cash dividends to stockholders or by repurchasing shares. Unfortunately, U.S. “tax-and-spend” legislators under the so-called “Inflation Reduction Act of 2022” have reduced UTMD stockholders’ (which include pension and other retirement funds along with individual investors) future returns by imposing a 1% excise tax on stock repurchases beginning in 2023.  The excise tax reduces returns to stockholders by making buy-backs more expensive.  It is a fundamental obligation for U.S. public corporations to maximize returns to stockholders, and stock buy-backs remain a key tool in accomplishing that objective.

Liquidity and Capital Resources

j)  Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $11,828 in 1H 2023 compared to $9,878 in 1H 2022.  The $1,950 higher increase in cash provided by operating activities included a $776 increase in Net Income in 1H 2023 along with $1,915 greater decrease in trade accounts receivable and a $149 lower decline in deferred income taxes compared to 1H 2022. Those higher contributions to cash were partially offset by a $634 greater decline in accrued liabilities and a $316 higher increase in inventories.

Capital expenditures for property and equipment (PP&E) were $363 in 1H 2023 compared to $450 in 1H 2022. The amount spent in both years exceeded depreciation as UTMD invested in new equipment and tooling to increase its manufacturing capabilities for biopharmaceutical manufacturing control sensors, in addition to typical expenditures required to keep facilities and equipment, particularly in molding operations, in good working order. Depreciation of PP&E was $310 in 1H 2023 compared to $302 in 1H 2022.  Future depreciation will increase as new equipment is placed in service.

UTMD made cash dividend payments to stockholders of $2,140 in 1H 2023 compared to $1,060 in 1H 2022.  The difference was due to an earlier payment of a special dividend in December 2021 rather than at the normal time of January 2022. UTMD’s normal quarterly dividends in 1H 2023 were 1.7% higher per share than in the previous year (excluding consideration of the 2021 year-end special dividend).

In 1H 2023, UTMD received $81 and issued 1,221 shares of its stock upon the exercise of employee and director stock options. Option exercises in 1H 2023 were at an average price of $66.52 per share. In comparison, in 1H 2022, UTMD received $23 and issued 300 shares of its stock upon the exercise of employee and director stock options. Option exercises in 1H 2022 were at an average price of $76.25 per share.

Management believes that current cash balances, income from operations and effective management of working capital will provide the liquidity needed to finance internal growth plans. The Company intends to utilize cash not needed to support normal operations in one or a combination of the following:  1) in general, to continue to invest at an opportune time in ways that will enhance future profitability; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

k)  Assets and Liabilities

At June 30, 2023 compared to the end of 2022, UTMD’s cash and investments increased $9,567 to $84,619 primarily as a result of 1H 2023 Net Income of $8,414 and a $1,960 reduction in trade accounts receivable, less other working capital changes and $2,140 use of cash for dividends to stockholders. At June 30, 2023, net Intangible Assets declined to 16.2% of total consolidated assets from 19.2% on December 31, 2022 due in part to higher cash assets. UTMD’s strong 19.2 current ratio at June 30, 2023 was higher than the 15.1 current ratio at December 31, 2022 as a result of the higher cash balance combined with $816 lower current liabilities. The average age of trade receivables was 25 days from date of invoice at June 30, 2023 compared to 37 days at December 31, 2022 based on the most recent calendar quarter of sales. Average inventory turns declined to 2.0 in 2Q 2023 compared to 2.5 for the last quarter of 2022 due to a continued increase in safety stocks of raw material.

June 30, 2023 total consolidated assets were $130,475, an increase of $6,602 from December 31, 2022. Current assets were $8,889 higher than at December 31, 2022 primarily because of the increase in cash. A $1,304 increase in inventories was offset by a $1,935 decrease in total receivables.  Net fixed assets (property, plant and equipment) in Utah increased $234 as new acquisitions exceeded depreciation.  OUS subsidiary net fixed assets increased $84 because FX rates for foreign currency-valued assets in Ireland, the UK and Canada were stronger at the end of 1H 2023 than at the end of 2022.

For clarity, the net book value of consolidated property, plant and equipment increased $317 at June 30, 2023 from the end of 2022 due to the net effect of period-ending changed FX rates, $363 in new asset purchases minus $310 in depreciation.

June 30, 2023 net intangible assets (goodwill plus other intangible assets) declined $2,605 from the end of 2022 as a result of $3,207 in amortization and a 5% weaker USD/GBP FX rate on UK intangible asset balances. At June 30, 2023, net intangible assets including goodwill were 16% of total consolidated assets compared to 19% at year-end 2022 and 23% at June 30, 2022.

Working capital (current assets minus current liabilities) was $93,663 at June 30, 2023 compared to $83,959 at December 31, 2022. Cash balances were 90% of the June 30, 2023 working capital. Current assets at June 30, 2023 compared to December 31, 2022 were $8,889 higher primarily as the result of the $9,567 increase in cash combined with a $1,304 increase in inventories, offset by a $1,935 decrease in total receivables. Current liabilities were $816 lower at June 30, 2023 compared to December 31, 2022 as the result of a $933 decrease in accrued liabilities and $117 higher accounts payable.  The lower accrued liabilities resulted mainly from a $339 lower employee profit-sharing bonus accrual at mid-year 2023 compared to the prior end-of-year accrual, $108 lower customer deposits and $452 lower accrued income taxes. UTMD management believes that its working capital remains more than sufficient to meet normal operating needs, new capital expenditures and projected cash dividend payments to stockholders.

June 30, 2023 total consolidated liabilities were $8,714, a decline of $906 from December 31, 2022. Current liabilities were $816 lower than at December 31, 2022.  Long term liabilities were $90 lower primarily as a result of the deferred tax liability balance resulting from non-tax deductible Femcare remaining IIA amortization expense being $143 lower.

The deferred tax liability balance for Femcare IIA ($9,084 on the date of the acquisition), was $1,370 at June 30, 2023 compared to $1,513 at December 31, 2022 and $1,707 at June 30, 2022. Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare IIA, i.e. as Femcare pays its taxes in the UK without the benefit of a deduction for IIA amortization expense.

UTMD’s total debt ratio (total liabilities/ total assets) at June 30, 2023 was 7%, at December 31, 2022 was 8%, and at June 30, 2022 was also 7%.

l)  Management's Outlook

As outlined in its December 31, 2022 SEC 10-K report, UTMD’s plan for 2023 was to

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

Despite uncertainty regarding revenues, primarily as a result of declining demand from UTMD’s largest OEM customer, and continued litigation costs, the Company expects to achieve excellent overall financial results, albeit significantly lower Operating Income than in 2022.  With the substantial help of higher interest rates and higher cash balances, however, management continues to expect to be able to at least match 2022 Net Income and EPS in 2023 as a whole.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9159, .9351 and .9555 EUR per USD as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively.  Exchange rates were .7869, .8280 and .8224 GBP per USD as of June 30, 2023, December 31, 2022 and June 30, 2022, respectively.  Exchange rates were 1.5012, 1.4695 and 1.4484 AUD per USD on June 30, 2023, December 31, 2022 and June 30, 2022, respectively.  Exchange rates were 1.3237, 1.3532, and 1.2872 CAD per USD on June 30, 2023, December 31, 2022 and June 30, 2022, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and/or by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2023. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities in 1H23.  During 2Q 2022/ 1H 2022 UTMD purchased 30,105 of its shares in the open market for $2,495 including commissions and fees ($82.88/ share.)

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        8/11/23                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        8/11/23                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer