Form 10-Q
period 2023-09-30
UTAH MEDICAL PRODUCTS INC
filed 2023-11-13
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 10, 2023: 3,629,525.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2023 AND DECEMBER 31, 2022
(in thousands)
	(unaudited)	(audited)
	SEPTEMBER 30, 2023	DECEMBER 31, 2022
ASSETS
Current assets:
Cash & investments	$ 88,209	$ 75,052
Accounts & other receivables, net	3,487	5,538
Inventories	9,709	8,814
Other current assets	442	515
Total current assets	101,847	89,919
Property and equipment, net	10,346	10,224
Goodwill	13,424	13,354
Other intangible assets	53,042	52,755
Other intangible assets - accumulated amortization	(47,416)	(42,378)
Other intangible assets, net	5,626	10,377
Total assets	$ 131,243	$ 123,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 511	$ 1,218
Accrued expenses	3,666	4,742
Total current liabilities	4,177	5,960
Deferred tax liability – Femcare IIA	1,196	1,514
Other long term liabilities	1,256	1,256
Operating lease liability	305	341
Deferred income taxes	607	549
Total liabilities	7,541	9,620

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued - September 30, 2023, 3,629 shares and December 31, 2022, 3,628 shares	36	36
Accumulated other comprehensive income (loss)	(11,999)	(12,039)
Additional paid-in capital	521	251
Retained earnings	135,144	126,006
Total stockholders' equity	123,702	114,254

Total liabilities and stockholders' equity	$ 131,243	$ 123,874

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022
(in thousands, except per share amounts - unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Sales, net	$ 12,505	$ 12,955	$ 37,891	$ 38,707

Cost of goods sold	5,146	4,769	14,951	14,838
Gross profit	7,359	8,186	22,940	23,869

Operating expense
Selling, general and administrative	3,252	2,933	9,693	8,779
Research & development	138	112	414	370
Total operating expense	3,390	3,045	10,107	9,149
Operating income	3,969	5,141	12,833	14,720

Other income	812	198	2,239	348
Income before provision for income taxes	4,781	5,339	15,072	15,068

Provision for income taxes	846	1,059	2,723	3,150
Net income	$ 3,935	$ 4,280	$ 12,349	$ 11,918

Earnings per common share (basic)	$ 1.08	$ 1.18	$ 3.40	$ 3.27

Earnings per common share (diluted)	$ 1.08	$ 1.18	$ 3.39	$ 3.26

Shares outstanding - basic	3,629	3,625	3,629	3,641

Shares outstanding - diluted	3,639	3,634	3,638	3,650

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ (1,012)	$ (2,572)	$ 41	$ (5,377)
Total comprehensive income	$ 2,923	$ 1,708	$ 12,390	$ 6,541

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022
(in thousands - unaudited)
	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 12,349	$ 11,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	465	454
Amortization	4,824	4,837
Provision for (recovery of) losses on accounts receivable	(31)	21
Amortization of right-of-use assets	39	39
Deferred income taxes	(284)	(409)
Stock-based compensation expense	153	121
Tax benefit attributable to exercise of stock options	12	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	2,133	(1,059)
Inventories	(925)	(2,065)
Prepaid expenses and other current assets	19	(5)
Accounts payable	(712)	540
Accrued expenses	(1,093)	1,075
Total adjustments	4,600	3,549
Net cash provided by operating activities	16,949	15,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(549)	(771)
Intangible assets	-	(9)
Net cash used in investing activities	(549)	(780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	117	43
Common stock purchased and retired	-	(2,495)
Payment of dividends	(3,211)	(2,112)
Net cash used in financing activities	(3,094)	(4,564)

Effect of exchange rate changes on cash	(149)	(1,586)
Net increase in cash and cash equivalents	13,157	8,537
Cash at beginning of period	75,052	60,974
Cash at end of period	$ 88,209	$ 69,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 3,489	$ 3,502
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2023	3,629	$ 36	$ 432	$ (10,986)	$ 132,279	$ 121,762
Shares issued upon exercise of employee stock options for cash	1	-	36	-	-	36
Stock option compensation expense	-	-	53	-	-	53
Foreign currency translation adjustment	-	-	-	(1,012)	-	(1,012)
Common stock dividends	-	-	-	-	(1,071)	(1,071)
Net income	-	-	-	-	3,935	3,935
Balance at September 30, 2023	3,630	$ 36	$ 521	$ (11,999)	$ 135,144	$ 123,702

Balance at December 31, 2022	3,628	$ 36	$ 251	$ (12,039)	$ 126,006	$ 114,254
Shares issued upon exercise of employee stock options for cash	2	-	117	-	-	117
Stock option compensation expense	-	-	153	-	-	153
Foreign currency translation adjustment	-	-	-	41	-	41
Common stock dividends	-	-	-	-	(3,212)	(3,212)
Net income	-	-	-	-	12,349	12,349
Balance at September 30, 2023	3,630	$ 36	$ 521	$ (11,999)	$ 135,144	$ 123,702

Balance at June 30, 2022	3,625	$ 36	$ -	$ (11,858)	$ 119,293	$ 107,471
Shares issued upon exercise of employee stock options for cash	-	-	20	-	-	20
Stock option compensation expense	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	(2,572)	-	(2,572)
Common stock dividends	-	-	-	-	(1,051)	(1,051)
Net income	-	-	-	-	4,280	4,280
Balance at September 30, 2022	3,625	$ 36	$ 58	$ (14,431)	$ 122,521	$ 108,185

Balance at December 31, 2021	3,655	$ 37	$ 841	$ (9,054)	$ 115,314	$ 107,138
Shares issued upon exercise of employee stock options for cash	1	-	43	-	-	43
Stock option compensation expense	-	-	121	-	-	121
Common stock purchased and retired	(30)	(1)	(947)	-	(1,548)	(2,495)
Foreign currency translation adjustment	-	-	-	(5,377)	-	(5,377)
Common stock dividends	-	-	-	-	(3,162)	(3,162)
Net income	-	-	-	-	11,918	11,918
Balance at September 30, 2022	3,625	$ 36	$ 58	$ (14,431)	$ 122,521	$ 108,185

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

(3) Inventories at September 30, 2023, and December 31, 2022, consisted of the following:

	September 30, 2023	December 31, 2022
Finished goods	$2,338	$1,896
Work-in-process	1,654	1,193
Raw materials	5,717	5,725
Total	$9,709	$8,814

(4) Stock-Based Compensation. At September 30, 2023, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2023, and 2022, the Company recognized $53 and $38, respectively, in stock based compensation cost.  In the nine months ended September 30, 2023, and 2022, the Company recognized $153 and $121, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2022, or September 30, 2023.

(6) Global 3Q 2023 revenues (USD) by product category:

	Domestic	Outside US	Total
Labor & Delivery	$1,066	$357	$1,423
Gynecology/Electrosurgery/Urology	2,600	2,772	5,372
Neonatal	1,363	521	1,884
Blood Pressure Monitoring and Accessories	2,236	1,590	3,826
Total:	$7,265	$5,240	$12,505

Global 9M 2023 revenues (USD) by product category:

	Domestic	Outside US	Total
Labor & Delivery	$2,725	$788	$3,513
Gynecology/Electrosurgery/Urology	7,805	9,076	16,881
Neonatal	3,892	1,150	5,042
Blood Pressure Monitoring and Accessories	7,045	5,410	12,455
Total:	$21,467	$16,424	$37,891

(7) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie Clip System from CooperSurgical, Inc. (CSI) as of February 1, 2019. The $21,000 purchase price represented an identifiable intangible asset which is being straight-line amortized and recognized as part of G&A expenses over a remaining one month of life as of September 30, 2023 of the prior CSI distribution agreement with Femcare Ltd.

(8) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 3rd quarter 2023.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator
Net income	3,935	4,280	12,349	11,918

Denominator
Weighted average shares, basic	3,629	3,625	3,629	3,641
Dilutive effect of stock options	10	9	9	9
Diluted shares	3,639	3,634	3,638	3,650

Earnings per share, basic	1.08	1.18	3.40	3.27
Earnings per share, diluted	1.08	1.18	3.39	3.26

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2022, provided a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three-month period in comparison with a previous three-month period may not be indicative of comparative results for the year as a whole.

Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; A$ or AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in 3Q and 9M 2023 compared to the same periods of 2022 were as follows:

	3Q 2023	3Q 2022	change	9M 2023	9M 2022	change
Net Sales	$ 12,505	$ 12,955	(3.5%)	$ 37,891	$ 38,707	(2.1%)
Gross Profit	7,359	8,186	(10.1%)	22,940	23,869	(3.9%)
Operating Income	3,969	5,141	(22.8%)	12,833	14,720	(12.8%)
Income Before Tax	4,781	5,339	(10.5%)	15,072	15,068	-
Net Income (NI)	3,935	4,280	(8.1%)	12,349	11,918	3.6%
Earnings per Diluted Share (EPS)	1.081	1.178	(8.2%)	3.394	3.265	4.0%

Worldwide (WW) consolidated sales in 3Q 2023 were $450 lower than in 3Q 2022, and were $816 lower in 9M 2023 compared to 9M 2022.  This essentially was because 3Q 2023 biopharmaceutical OEM sales were $1,217 lower than in 3Q 2022, and were $1,847 lower in 9M 2023 compared to 9M 2022.  Sales invoiced in foreign currencies, which did not include any biopharmaceutical OEM sales, represented 25% of total WW consolidated 3Q 2023 sales (when expressed in USD) and 29% of 9M 2023 total WW consolidated sales. Constant currency sales, U.S. dollar sales using the same foreign currency exchange (FX) rates as in the prior year’s same periods, were $155 higher in 3Q 2023 as a result of a stronger EUR and GBP compared to 3Q 2022, but $33 lower for 9M 2023 because of a weaker AUS and CAD, despite a stronger EUR, for 9M 2023 year-to-date.

Profit margins in 3Q and 9M 2023 compared to 3Q and 9M 2022 follow:

	3Q 2023	3Q 2022	9M 2023	9M 2022
	(Jul – Sep)	(Jul – Sep)	(Jan – Sep)	(Jan – Sep)
Gross Profit Margin (GP/ sales):	58.8%	63.2%	60.5%	61.7%
Operating Income Margin (OI/ sales):	31.7%	39.7%	33.9%	38.0%
EBT Margin (EBT/ sales):	38.2%	41.2%	39.8%	38.9%
Net Income Margin (NI/ sales):	31.5%	33.0%	32.6%	30.8%
EBT = Income Before Taxes = (Operating Income + Non-Operating Income)

In 9M 2023, UTMD achieved its targeted GP margin (GPM), although somewhat lower than in 9M 2022 due to planned higher manufacturing overhead costs with less absorption because of lower sales.  Because of the relatively short span of time, results for any given three-month period in comparison with a previous three-month period may not be indicative of comparative results for the year as a whole. The lower 3Q 2023 GPM was a good example of this. In addition to the lower absorption of higher overhead costs, the Company had an unfavorable product mix due to much higher foreign distributor sales compared to 3Q 2022, and experienced higher than normal medical expenses in its self-funded U.S. health care plan.  International distributor prices are lower than prices of products sold directly to medical facilities WW.

In addition to the 4.4 percentage-point lower 3Q 2023 GPM and the 1.2 percentage-point lower 9M 2023 GPM, the Operating Income margins in both periods were reduced another 2.8 percentage points by 2023 litigation expenses captured in General & Administrative (G&A) expenses. The Operating Income margins are Operating Income in the applicable time period divided by sales in the same period. Due primarily to interest earned on cash balances which are included in Non-operating income, UTMD was able to achieve higher Income Before Tax, Net Income and Earnings per Diluted Share in 9M 2023 compared to 9M 2022.

UTMD’s September 30, 2023 Balance Sheet, in the absence of debt, continued to strengthen with total assets up $0.8 million from the end of 2022. Ending Cash and Investments were $88.2 million on September 30, 2023 compared to $75.1 million on December 31, 2022, after paying $3.2 million in cash dividends to stockholders and purchasing $0.5 million in new Property and Equipment in 9M 2023.  UTMD’s cash balance increased $3.62/ outstanding share at September 30, 2023 from the end of 2022 with a 4% increase in Net Income, while the stock price declined $14.53/ share. Stockholders’ Equity (SE) increased $9.4 million in the nine-month period from December 31, 2022 despite the fact that $3.2 million in dividends reduced SE.

Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 3Q 2023 compared to the end of calendar year 2022 and the end of 3Q 2022 follow:

	9-30-23	12-31-22	Change	9-30-22	Change
GBP	1.22134	1.20771	1.1%	1.11303	9.7%
EUR	1.05841	1.06940	(1.0%)	0.97878	8.1%
AUD	0.64494	0.68050	(5.2%)	0.64366	0.2%
CAD	0.73873	0.73899	-	0.72722	1.6%

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

Total WW UTMD consolidated 3Q 2023 sales were $450 (3.0%) lower than in 3Q 2022. WW constant currency sales were $605 (4.7%) lower. U.S. domestic sales were 15.7% lower (obviously without any FX impact), and outside the U.S. (OUS) sales were 20.8% higher. Without the benefit of a weaker USD in converting foreign currency sales, 3Q 2023 OUS sales were 17.2% higher.

Domestic U.S. sales in 3Q 2023 were $7,265 compared to $8,615 in 3Q 2022.  Domestic sales are invoiced in USD and not subject to FX rate fluctuations. The components of domestic sales include 1) “direct other device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie device sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “direct Filshie device sales”. UTMD separates Filshie device sales from other medical device sales direct to medical facilities because of their significance, and acquisition history. Domestic direct other device sales, representing 56% of total domestic sales, were $9 (+0.2%) higher in 3Q 2023 than in 3Q 2022. Domestic OEM sales, representing 28% of total domestic sales, were $1,019 (33.4%) lower, including $1,103 lower U.S. biopharmaceutical OEM sales. Direct Filshie device sales, representing 16% of total domestic sales, were $341 (23.0%) lower in 3Q 2023 compared to 3Q 2022.

OUS sales in 3Q 2023 were 20.8% higher at $5,240 compared to $4,340 in 3Q 2022. The increase in USD-denominated OUS sales was leveraged as a result of a weaker USD relative to the EUR and GBP, which added $155 to OUS sales that were invoiced in GBP, EUR, AUD and CAD foreign currencies in constant currency terms. FX rates for income statement purposes are transaction-weighted averages. The weighted-average FX rates from the applicable foreign currency to USD during 3Q 2023 and 3Q 2022 for revenue purposes follow:

	3Q 2023	3Q 2022	Change
GBP	1.2669	1.1760	+7.7%
EUR	1.0711	1.0040	+6.7%
AUD	0.6572	0.6828	(3.7%)
CAD	0.7462	0.7663	(2.6%)

The weighted average favorable FX rate difference impact on 3Q 2023 foreign currency OUS sales was 5.2%, increasing reported USD sales by $155 relative to the same foreign currency sales in 3Q 2022.  In constant currency terms, foreign currency sales in 3Q 2023 were 17.2% higher than in 3Q 2022. The portion of OUS sales invoiced in foreign currencies in USD terms were 25.0% of total consolidated 3Q 2023 sales compared to 19.3% in 3Q 2022.

OUS sales invoiced in foreign currencies are due to direct end-user sales in Ireland, the UK, France, Canada, Australia and New Zealand, and to shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland and the UK.  Export sales from the U.S. to OUS distributors are invoiced in USD.  Direct to end-user foreign currency OUS 3Q 2023 sales in USD terms were 19.6% higher in Ireland, 21.6% lower in Canada, 8.2% higher in France, 30.8% lower in AUS/NZ and 17.2% higher in the UK than in 3Q 2022. Sales to OUS distributors/ international OEM (including biopharmaceutical) customers were 35.5% higher in 3Q 2023 than in 3Q 2022. Total consolidated 9M 2023 UTMD WW consolidated sales were $816 (2.1%) lower than in 9M 2022. Constant currency 9M 2023 sales were $33 (+0.1%) lower due to a slightly stronger USD year-to-date. U.S. domestic sales were 12.1% lower and OUS sales were 15.0% higher.

Domestic U.S. sales in 9M 2023 were $21,467 compared to $24,429 in 9M 2022.  Direct other device sales, representing 53% of total domestic sales, were $689 (5.7%) lower in 9M 2023 than in 9M 2022.  The lower direct other device sales year-to-date resulted from continued supply chain disruption. Domestic OEM sales, representing 30% of total domestic sales, were $1,919 (22.8%) lower. The biopharmaceutical portion of domestic OEM sales were $1,963 (28.2%) lower.  Direct domestic Filshie device sales, representing 17% of total domestic sales, were $354 (9.0%) lower in 9M 2023 compared to 9M 2022 due to lower demand.

OUS sales in 9M 2023 were 15.0% higher at $16,424 compared to $14,278 in 9M 2022. The increase in 9M 2023 USD-denominated OUS sales was only slightly diminished as a result of a stronger USD which subtracted $33 from OUS sales that were invoiced in GBP, EUR, AUD and CAD foreign currencies (in constant currency terms).  FX rates for income statement purposes are transaction-weighted averages. The weighted-average FX rates from the applicable foreign currency to USD during 9M 2023 and 9M 2022 for revenue purposes follow:

	9M 2023	9M 2022	Change
GBP	1.2434	1.2488	(0.4%)
EUR	1.0790	1.0672	+1.1%
AUD	0.6708	0.7058	(5.0%)
CAD	0.7432	0.7797	(4.7%)

The weighted-average unfavorable impact on 9M 2023 foreign currency OUS sales was just 0.3%, reducing reported USD sales by $33 relative to the same foreign currency sales in 9M 2022.  In constant currency terms, OUS sales in 9M 2023 were 15.3% higher than in 9M 2022. The portion of OUS sales invoiced in foreign currencies in USD terms was 28.8% of total consolidated 9M 2023 sales compared to 23.9% in 9M 2022. Direct to end-user foreign currency OUS 9M 2023 sales in USD terms were 5.3% higher in Ireland, 14.1% lower in Canada, 9.5% higher in France, 21.7% higher in the UK and 18.2% lower in AUS/NZ. Sales to OUS distributors/OEM (including biopharmaceutical) customers were 21.2% higher in 9M 2023 than in 9M 2022.

Since shipments to OEM customers and OUS distributors typically have long lead times, the current order backlog added to 9M 2023 sales results for those segments provides a fair estimate for 2023 sales as a whole, barring new unresolved raw material supply constraints and further third-party sterilization capacity limits. Based on the current backlog, management expects that WW biopharmaceutical OEM sales to its largest customer will be about $3 million lower in 2023 than in 2022, representing about 17% of 2023 total consolidated sales compared to 22% in 2022.  This projection is consistent with management’s beginning of year 2023 sales estimates, and suggests a net total annual 2023 consolidated sales decline of about $2 million.

UTMD segments sales into the following general product categories:  gynecology/ electrosurgery, labor & delivery, neonatal critical care, and miscellaneous including blood pressure monitoring kits and accessories as well as related OEM products.

In 3Q 2023 compared to 3Q 2022, WW gynecology/ electrosurgery sales were 6% lower, WW neonatal device sales were 3% higher, WW labor & delivery device sales were 12% higher and WW blood pressure monitoring and related OEM product sales were 8% lower.  In 9M 2023 compared to 9M 2022, WW gynecology/ electrosurgery device sales were 4% higher, WW labor & delivery device sales were about the same, WW neonatal device sales were 10% lower and WW blood pressure monitoring and related OEM product sales were 7% lower.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global 3Q 2023 revenues (USD) by product category:

	Domestic	Outside US	Total
Labor & Delivery	$ 1,066	$ 357	$ 1,423
Gynecology/Electrosurgery/Urology	2,600	2,772	5,372
Neonatal	1,363	521	1,884
Blood Pressure Monitoring and Accessories*	2,236	1,590	3,826
Total:	$ 7,265	$ 5,240	$ 12,505

Global 9M 2023 revenues (USD) by product category:

	Domestic	Outside US	Total
Labor & Delivery	$ 2,725	$ 788	$ 3,513
Gynecology/Electrosurgery/Urology	7,805	9,076	16,881
Neonatal	3,892	1,150	5,042
Blood Pressure Monitoring and Accessories*	7,045	5,410	12,455
Total:	$ 21,467	$ 16,424	$ 37,891

*includes molded components sold to OEM customers.

c)Gross Profit

Gross Profit results from subtracting the costs of manufacturing, quality assurance and receiving materials from suppliers from revenues. UTMD’s Gross Profit was $827 (10.1%) lower in 3Q 2023 than in 3Q 2022, and $929 (3.9%) lower in 9M 2023 than in 9M 2022. UTMD price increases to customers since early 2022 were substantially lower than its continued cost increases, with continued “sticky” inflation.  Although direct labor productivity in 3Q 2023 remained consistent with the past, raw material costs continued to increase and higher manufacturing overhead costs were less absorbed by lower revenues.

About half of the 4.4 percentage-point lower Gross Profit margin (GPM) in 3Q 2023 compared to 3Q 2022 was due to $1,039 (+52%) higher sales to OUS distributors.

d)Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit.  Operating Income in 3Q 2023 was $3,969 compared to $5,141 in 3Q 2022, a $1,171 (22.8%) decline; and was $12,833 in 9M 2023 compared to $14,720 in 9M 2022, a $1,887 (12.8%) decline.

Operating Expenses are comprised of Sales and Marketing (S&M) expenses, General and Administrative (G&A) expenses and Product Development (R&D) expenses. The following table summarizes Operating Expenses in 3Q and 9M 2023 compared to the same periods in 2022 by Operating Expense (OE) category:

OE Category	3Q 2023	% of sales	3Q 2022	% of sales	9M 2023	% of sales	9M 2022	% of sales
S&M:	$ 417	3.3	$ 373	2.9	$ 1,209	3.2	$ 1,066	2.7
G&A:	2,835	22.7	2,560	19.8	8,484	22.4	7,713	19.9
R&D:	138	1.1	112	0.8	414	1.1	370	1.0
Total OE:	$ 3,390	27.1	$ 3,045	23.5	$ 10,107	26.7	$ 9,149	23.6

Changes in foreign currency exchange rates did not have a significant impact on consolidated financial results in 2023.  A stronger EUR and GBP in 3Q 2023 helped increase OUS S&M expense by $3 and OUS G&A expense by $51. An average slightly stronger USD for 9M 2023, reduced OUS S&M expenses by $4, OUS G&A expenses by $26 and OUS R&D expenses by $1. The following table summarizes “constant currency” Operating Expenses in 3Q and 9M 2023 compared to the same periods in 2022 by Operating Expense (OE) category:

OE Category	3Q 2023 const FX	3Q 2022	9M 2023 const FX	9M 2022
S&M:	$ 414	$ 373	$ 1,213	$ 1,066
G&A:	2,784	2,560	8,510	7,713
R&D:	138	112	415	370
Total OE:	$ 3,336	$ 3,045	$ 10,138	$ 9,149

S&M and R&D expenses were higher primarily as a result of cost-of-living adjustments to employee salaries.

A division of G&A expenses by location follows. G&A expenses include non-cash expenses from the amortization of Identifiable Intangible Assets (IIA) associated with the Filshie Clip System, which is also separated out below:

G&A Expense Category	3Q 2023	% of sales	3Q 2022	% of sales	9M 2023	% of sales	9M 2022	% of sales
IIA Amort– UK:	$ 504	4.0	$ 467	3.6	$ 1,484	3.9	$ 1,497	3.9
IIA Amort– CSI:	1,105	8.8	1,105	8.5	3,316	8.8	3,316	8.6
Other– UK:	171		132		498		428
Other– US:	912		710		2,752		2,018
IRE:	74		73		227		224
AUS:	38		39		107		124
CAN:	31		34		100		106
Total G&A:	$ 2,835	22.7	$ 2,560	19.8	$ 8,484	22.4	$ 7,713	19.9

Although the IIA amortization expense in either USD or GBP, depending on the location where expensed, was the same as in the prior year’s same periods, the 3Q 2023 Operating Income margin was diluted by 0.7 percentage points, and the 9M 2023 Operating Income margin was diluted by 0.2 percentage points, due to a lower sales denominator and the GBP FX rate difference. Non-cash IIA amortization expense was 57% of total G&A expenses in both 3Q 2023 and 9M 2023.  Litigation expenses, included in the Other-US G&A Expense category above, were about 2.8% of sales in both 3Q 2023 and 9M 2023.  Litigation expenses were 1.4% of sales in 3Q 2022 and 1.1% of sales in 9M 2022.  In other words, higher litigation expenses reduced UTMD’s Operating Income margin by another 1.4 percentage-points in 3Q 2023, and another 1.7 percentage-points in 9M 2023.

OUS G&A expenses in USD terms were $818 in 3Q 2023 compared to $745 in 3Q 2022. OUS G&A expenses were $2,416 in 9M 2023 compared to $2,379 in 9M 2022. The constant currency table below shows how the changes in FX rates affected reported OUS G&A expenses for 3Q 2023 ($51 higher) and 9M 2023 ($26 lower):

G&A Expense Category	3Q 2023 const FX	3Q 2022	9M 2023 const FX	9M 2022
IIA Amort– UK:	$ 468	$ 467	$ 1,471	$ 1,497
Other– UK:	159	132	494	428
IRE:	69	73	230	224
AUS:	39	39	101	124
CAN:	32	34	94	106
Total OUS G&A:	$ 767	$ 745	$ 2,390	$ 2,379

In summary, UTMD’s Operating Income margin in 3Q 2023 was 31.7% of sales compared to 39.7% of sales in 3Q 2022; and was 33.9% of sales in 9M 2023 compared to 38.0% of sales in 9M 2022.  An explanation for changes in 3Q and 9M 2023 Operating Income margins from the prior year’s same periods follows:

Expense Category	3Q Pct-Point Reduction	9M Pct-Point Reduction
GPM difference:	4.4	1.2
Litigation Expense (G&A)	1.4	1.7
IIA Amortization Expense (G&A)	0.8	0.3
All Other Operating Expenses	1.4	0.9
Reduction in Operating Income margin:	8.0	4.1

Because of the significance of the IIA amortization expenses, and to remind stockholders of the history, the initial IIA amount of the 2011 Femcare UK purchase was £23,998.  After 12.5 years of amortization, the IIA balance is £3,915 as of the end of 3Q 2023.  For both 3Q 2023 and 3Q 2022 in GBP terms, the IIA amortization expenses were £397.  For both 9M 2023 and 9M 2022, the IIA amortization expenses were £1,192. The converted USD amortization expense in each period then varied according to the USD/GBP FX rate, which explains the difference in IIA amortization expense in IIA Amort-UK row in the table above.

The initial amount of IIA for the 2019 acquisition of 4.75 years’ remaining exclusive U.S. Filshie device distribution and intellectual property rights from CooperSurgical Inc (CSI) was $21,000.  The straight-line amortization of the IIA is $1,105/ calendar quarter over the remaining 4.75 years of the prior distribution agreement at the time of acquisition. After 4.67 years of amortization, the CSI IIA balance as of September 30, 2023 is $368. The CSI IIA amortization expenses were the same in both 2023 and 2022 3Q and 9M periods.

Because the non-cash IIA amortization expenses represent a majority of UTMD’s Operating Expenses, UTMD provides the following table that separates the IIA amortization expenses from all other Operating Expenses:

	3Q 2023	3Q 2022	9M 2023	9M 2022
IIA amortization expense	$ 1,609	$ 1,573	$ 4,800	$ 4,813
All other Operating expense	1,781	1,472	5,307	4,336
Total Operating Expenses:	$ 3,390	$ 3,045	$ 10,107	$ 9,149

Percent of Sales:	3Q 2023	3Q 2022	9M 2023	9M 2022
IIA amortization expense	12.9%	12.1%	12.7%	12.4%
All other G&A expense	14.2%	11.4%	14.0%	11.2%
Total G&A Expenses:	27.1%	23.5%	26.7%	23.6%

Therefore, when the two Filshie-related IIA balances are fully amortized, stockholders can look forward to a substantial increase in EBT. The Femcare acquisition IIA amortization expense has just 2.5 more years to run at about $503 per quarter using the same USD/GBP FX rate as in 3Q 2023.  The CSI IIA amortization expense will be fully amortized in 4Q 2023 with just a $368 remaining expense.

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

UTMD’s net Non-operating income in 3Q 2023 was $811 compared to $198 in 3Q 2022.  Net non-operating income in 9M 2023 was $2,239 compared to $348 in 9M 2022.

In 3Q 2023 a gain of $1 resulted from remeasurement of the value of foreign currency bank balances compared to a $2 loss in 3Q 2022. UTMD recognized a $6 loss from remeasurement of the value of foreign currency bank balances in both 9M 2023 and 9M 2022.  Royalties received were $0 in 3Q 2023 compared to $5 in 3Q 2022, and $10 in 9M 2023 compared to $15 in 9M 2022. Interest earned on cash balances were $743 and $2,038 in 3Q and 9M 2023 respectively, compared to interest of $152 and $211 in 3Q and 9M 2022 respectively.

f)Income Before Income Taxes (EBT)

EBT results from subtracting net Non-operating expense or adding net Non-operating income from or to, as applicable, Operating Income.  Consolidated 3Q 2023 EBT was $4,781 (38.2% of sales) compared to $5,339 (41.2% of sales) in 3Q 2022. Consolidated 9M 2023 EBT was $15,072 (39.8% of sales) compared to $15,068 (38.9% of sales) in 9M 2022.

The EBT of Utah Medical Products, Inc. in the U.S. was $7,955 in 9M 2023 compared to $9,607 in 9M 2022. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 6,279 in 9M 2023 compared to EUR 5,074 in 9M 2022. The US GAAP EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP (53) in 9M 2023 compared to GBP (279) in 9M 2022. The EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 474 in 9M 2023 compared to CAD 443 in 9M 2022. The EBT of UTMD’s manufacturing subsidiaries varies as a result of intercompany shipments which are eliminated in the consolidation of financial results.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments. Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 3Q 2023 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated EBITDA”) was $6,604 compared to $7,111 in 3Q 2022.  Adjusted consolidated EBITDA was $20,520 in 9M 2023 compared to $20,487 in 9M 2022. Adjusted consolidated EBITDA for the previous four calendar quarters (TTM) was $27,924 as of September 30, 2023.

UTMD’s adjusted consolidated EBITDA as a percentage of sales was 52.8% in 3Q 2023 compared to 54.9% in 3Q 2022, reflecting the lower 3Q 2023 GPM.  UTMD’s adjusted consolidated EBITDA as a percentage of sales was 54.2% in 9M 2023 compared to 52.9% in 9M 2022.

Management believes that this non-US GAAP operating performance metric provides meaningful supplemental information to both management and investors and confirms UTMD’s ongoing excellent financial operating performance during a difficult economic period of time.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	3Q 2023	3Q 2022	9M 2023	9M 2022
EBT	$ 4,781	$ 5,339	$ 15,072	$ 15,068
Depreciation Expense	155	152	465	454
Femcare IIA Amortization Expense	503	467	1,484	1,497
CSI IIA Amortization Expense	1,105	1,105	3,316	3,316
Other Non-Cash Amortization Expense	8	8	24	24
Stock Option Compensation Expense	53	38	152	121
Interest Expense	-	-	-	-
Remeasured Foreign Currency Balances	(1)	2	7	7
UTMD non-US GAAP EBITDA:	$ 6,604	$ 7,111	$20,520	$20,487

g)Net Income

Net Income is EBT minus a provision for income taxes.  Net Income in 3Q 2023 of $3,935 (31.5% of sales) was 8.1% lower than Net Income of $4,280 (33.0% of sales) in 3Q 2022. Net Income in 9M 2023 of $12,349 (32.6% of sales) was 3.6% higher than Net Income of $11,918 (30.8% of sales) in 9M 2022.

The average consolidated income tax provisions (as a % of the same period EBT) in 3Q 2023 and 3Q 2022 were 17.7% and 19.8% respectively, and were 18.1% and 20.9% in 9M 2023 and 9M 2022 respectively. The consolidated income tax provision rate varies as the mix in taxable income among U.S. and foreign subsidiaries with differing income tax rates differs from period to period. The lower 2023 tax provision rates resulted from the EBT of Utah Medical Products, Ltd (Ireland), with the lowest sovereignty corporate income tax rate, growing disproportionately more than UTMD’s EBT from other sovereign entities, and a portion of UTMD’s 2023 Non-operating Income generated from interest on high grade tax-exempt municipal bonds. UTMD has consistently paid millions of dollars in income taxes annually. The basic corporate income tax rates in each of the sovereignties were the same as in the prior year, except for the UK. The UK corporate income rate changed from 19% to 25% on April 1, 2023.

h)Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).

Diluted EPS in 3Q 2023 were $1.081 compared to $1.178 in 3Q 2022, an 8.2% decrease. Diluted EPS in 9M 2023 were $3.394 compared to diluted EPS of $3.265 in 9M 2022, a 4.0% increase. Diluted shares were 3,638,723 in 3Q 2023 compared to 3,634,235 in 3Q 2022. The higher diluted shares in 3Q 2023 were the result of exercise of employee options.

The number of shares used for calculating 3Q 2023 EPS was higher than September 30, 2023 actual outstanding shares because of a time-weighted calculation of average outstanding shares plus dilution from unexercised employee and director options. Outstanding shares at the end of 3Q 2023 were 3,629,525 compared to 3,627,767 at the end of calendar year 2022. The difference was due to 1,758 shares in employee option exercises during 9M 2023. For comparison, actual outstanding shares were 3,625,195 at the end of 3Q 2022. The total number of outstanding unexercised employee and outside director options at September 30, 2023 was 65,301 at an average exercise price of $73.83, including shares awarded but not yet vested.  This compares to 49,895 unexercised option shares at the end of 3Q 2022 at an average exercise price of $69.00/ share, including shares awarded but not vested.

The number of shares added as a dilution factor for 3Q 2023 was 9,309 compared to 9,220 in 3Q 2022. The number of shares added as a dilution factor for 9M 2023 was 9,918 compared to 9,424 in 9M 2022. In October 2022, 20,600 option shares were awarded to 40 employees at an exercise price of $82.60.  No options have been awarded in 2023.  UTMD paid $1,071 ($0.295/share) in dividends to stockholders in 3Q 2023 compared to $1,051 ($0.290/ share) paid in 3Q 2022. Dividends paid to stockholders during 3Q 2023 were 27% of 3Q 2023 Net Income. UTMD paid $3,211 ($0.295/share) in dividends to stockholders in 9M 2023 compared to $2,111 ($0.290/ share) paid in 9M 2022. The difference was due to an earlier payment of a special dividend at the end of 2021 instead of in 1Q 2022. No UTMD shares have been purchased in the open market in 2023. In 2Q 2022, the Company purchased 30,105 UTMD shares at an average cost of $82.88/ share. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders.

i) Return on Stockholder Equity (ROE) and Stock Value

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  After payment of cash dividends to stockholders, annualized ROE in 9M 2023 was 10% compared to annualized ROE of 12% in 9M 2022. Before the payment of dividends, annualized ROE in 9M 2023 was 14% compared to 15% in 9M 2022. The lower ROE in 9M 2023 was due to an 11% increase in average accumulated stockholders’ equity divided into Net Income that grew only 4%.  The larger increase in average stockholders’ equity was due to accumulation of cash. Targeting a high ROE of 20% (before dividends) remains a key financial objective for UTMD management.

UTMD paid $1,071 ($0.295/share) in dividends to stockholders in 3Q 2023 compared to $1,051 ($0.290/ share) paid in 3Q 2022. Dividends paid to stockholders during 3Q 2023 were 27% of 3Q 2023 Net Income. UTMD paid $3,211 ($0.295/share) in dividends to stockholders in 9M 2023 compared to $2,111 ($0.290/ share) paid in 9M 2022. The main difference was due to an earlier payment of a special dividend at the end of 2021 instead of in 1Q 2022. Dividends paid to stockholders during 9M 2023 were 26% of 9M 2023 Net Income.

UTMD’s closing share price at the end of 3Q 2023 was $86.00, down from the closing price of $93.20 three months earlier at the end of 2Q 2023, and the closing price of $100.53 nine months earlier at the end of 2022. UTMD’s closing share price at the end of 3Q 2022 was $85.31.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $16,949 in 9M 2023 compared to $15,467 in 9M 2022.  The $1,483 higher cash provided by operating activities in 9M 2023 was due to $431 higher Net Income and to working capital differences from 1) a $1,141 smaller increase in inventories in 9M 2023 compared to 9M 2022 and 2) a $2,133 decrease in trade accounts receivable in 9M 2023 instead of a $1,071 increase in 9M 2022, which were offset by 1) a $711 decrease in accounts payable instead of a $540 increase in 9M 2022 and 2) a $1,093 decrease in accrued expenses instead of a $1,075 increase in 9M 2022.

Capital expenditures for property and equipment (PP&E) were $549 in 9M 2023 compared to $771 in 9M 2022.  The capital expenditures in both years were due to expansion in manufacturing equipment in both Utah and Ireland. Capital expenditures for intangible assets were none in 9M 2023 compared to $9 in 9M 2022.

UTMD made cash dividend payments of $3,211 in 9M 2023 compared to $2,111 in 9M 2022.  A special dividend declared in 4Q 2021 was paid earlier in December 2021 instead of January 2022. There were $2,495 in share repurchases in 9M 2022 compared to no share repurchases in 9M 2023.

In 9M 2023 the Company received $117 and issued 1,758 shares of stock on the exercise of employee and director stock options. Option exercises in 9M 2023 were at an average price of $66.40 per share. In comparison, in 9M 2022 the Company received $43 and issued 563 shares of stock on the exercise of employee and director stock options. Option exercises in 9M 2022 were at an average price of $75.98 per share.

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

k)Assets and Liabilities

September 30, 2023 total consolidated assets were $131,243, a net increase of $7,369 from December 31, 2022.

Consolidated Current Assets alone increased $11,928, as cash increased $13,157 and inventories increased $895, while receivables declined by $2,051. The smaller total asset increase was due to an offsetting $4,559 decrease in long term assets, Net Intangible Assets and Property, Plant & Equipment (PP&E). Net Intangible Assets declined $4,682 as a result of amortization but combined with a stronger GBP for remaining Femcare IIA. OUS PP&E decreased $199, primarily as a result of $179 in USD-denominated depreciation, but also, except for the GBP, weaker quarter-ending foreign currencies for remaining OUS PP&E assets.

UTMD’s Ireland subsidiary EUR-denominated assets and liabilities on September 30, 2023 were translated into USD at an FX rate 1.0% lower (weaker EUR relative to the USD) than the FX rate at the end of 2022. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 1.1% higher (stronger GBP) than the FX rate at the end of 2022.  UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 5.2% lower (weaker AUD) than the FX rate at the end of 2022.  UTMD’s Canada subsidiary CAD-denominated assets were translated into USD at an FX rate about the same as the FX rate at the end of 2022.  The net book value of WW consolidated PP&E increased $123 at September 30, 2023 from the end of 2022 due to the period-ending changed FX rates above, $549 in new asset purchases and $465 in depreciation.

Working capital (Current Assets minus Current Liabilities) was $97,670 at September 30, 2023 compared to $83,959 at December 31, 2022. The primary sources of the $13,711 working capital increase were from consolidated increases of $13,157 in cash and $895 in inventories together with decreases of $707 in Accounts Payable and $1,076 in Accrued Liabilities, offset by a $2,051 decline in receivables.  In other words, independently from the change in cash, a $1,783 decrease in consolidated Current Liabilities together with the $895 inventory increase offset the $2,051 decrease in receivables. Management believes that UTMD’s working capital remains sufficient to meet normal operating needs, as well as providing a cushion for unpredictable short-term negative events, new capital expenditures and continued cash dividend payments to stockholders.

September 30, 2023 Net Intangible Assets (goodwill plus other intangible assets, less amortization) declined $4,682 from the end of 2022.  No new intangible assets were acquired in 9M 2023.  At September 30, 2023, Net Intangible Assets including goodwill were less than 15% of consolidated Total Assets compared to 19% at year-end 2022, and 20% one year ago at September 30, 2022.

The long-term deferred tax liability (DTL) balance for Femcare IIA ($9,084 on the date of the acquisition) was $1,195 (£979) at September 30, 2023, compared to $1,513 (£1,253) at December 31, 2022, and $1,479 (£1,328) at September 30, 2022.  Reduction of the DTL occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare IIA (because the amortization expense is not tax deductible in the UK). The DTL declined $318 at September 30, 2023 from December 31, 2022, as a result of 9M 2023 amortization expense of $1,484, which reduced the DTL balance by $371 (using UK tax rate = 25%). The remaining difference was due to the FX rate when converting the GBP to USD at September 30, 2023.

UTMD’s total debt ratio (Total Liabilities/ Total Assets) as of September 30, 2023 was less than 6%, including a remaining $1,675 Repatriation Tax liability from the 2017 “Tax Cuts and Jobs Act” payable over another two years.  UTMD’s total debt ratio as of December 31, 2022 was 8%, and as of September 30, 2022 was 9%.

The $7,369 increase in Total Liabilities and Stockholders’ Equity (same as the increase in Total Assets) at September 30, 2023 from December 31, 2022 was due to an increase in Stockholders’ Equity, as Total Liabilities declined $2,079. Stockholders’ Equity increased $9,448 at September 30, 2023 from December 31, 2022. Stockholders’ equity increased during 9M 2023 from $12,349 in Net Profit, but was reduced by $3,211 in dividends paid to stockholders.

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

Generally, the Company continues to execute its 2023 plan outlined above.  In 9M 2023, UTMD achieved higher Net Income and EPS, achieving continued excellent overall financial performance. As expected, 2023 OEM revenues substantially declined and “sticky” inflation on manufacturing costs challenged UTMD’s GPM.  But the increase in Non-operating Income from higher interest on cash reserves more than offset the decline in Operating Income from a lower GPM combined with inflation in Operating Expenses including higher litigation expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9448, .9351 and 1.0217 EUR per USD as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively.  Exchange rates were .8188, .8280 and .8984 GBP per USD as of September 30, 2023, December 31, 2022 and September 30, 2022, respectively.  Exchange rates were 1.5505, 1.4695 and 1.5536 AUD per USD on September 30, 2023, December 31, 2022, and September 30, 2022, respectively.  Exchange rates were 1.3537, 1.3532, and 1.3751 CAD per USD on September 30, 2023, December 31, 2022, and September 30, 2022, respectively. UTMD manages its foreign currency risk without separate hedging transactions by invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2023. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

UTMD did not purchase any of its own securities in 9M 2023.  During 2Q 2022/ 9M 2022 UTMD purchased 30,105 of its shares in the open market for $2,495 including commissions and fees ($82.88/ share.)

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        11/13/23                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        11/13/23                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer