Form 10-K
period 2023-12-31
UTAH MEDICAL PRODUCTS INC
filed 2024-03-26
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2023, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $313,392,922.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 25, 2024, common shares outstanding are 3,589,014.

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

Domestically, UTMD’s medical devices are sold directly to clinician end-user facilities or a designated stocking distributor for a medical facility. In addition, UTMD manufactures components and finished devices on a subcontract basis for other companies in the medical device business as well as other businesses. Outside the U.S. (OUS), devices are sold directly to end-users in Canada, the United Kingdom (UK), France, Ireland, Australia (AUS) and New Zealand (NZ), and through other medical device companies and independent medical products distributors in other countries. UTMD has representation globally in the major developed countries as well as many underdeveloped countries through more than 200 distributors, 114 of which purchased at least five thousand dollars in UTMD medical devices during 2023.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $128 million in the form of share repurchases, and an additional $82 million in cash dividends, to its public stockholders.

Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed in 1995 to better serve UTMD’s OUS customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  In 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries including Femcare Australia Pty Ltd as a sales and distribution operation to directly serve AUS medical facilities. The addition of Femcare provided product and distribution channel diversification and expansion.  Sales of the products, or derivatives of the products, from the four acquisitions noted above, comprised 48% of UTMD’s consolidated 2023 sales.  In late 2016, UTMD formed Utah Medical Products Canada Ltd (dba Femcare Canada) as a sales and distribution operation to directly serve Canadian medical facilities. In 2017, UTMD’s UK subsidiary began to distribute its devices directly to medical facilities in France. In early 2019, UTMD acquired the remaining life of Femcare’s exclusive U.S. distribution agreement for the Filshie Clip System from CooperSurgical Inc.  In late 2020, UTMD’s AUS subsidiary incorporated a NZ subsidiary in order to distribute devices directly to medical facilities in NZ.  In 2021, due to BREXIT, Utah Medical Products Ltd in Ireland began distributing devices directly to medical facilities in France in lieu of the UK.

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

Labor and Delivery/ Obstetrics:

Fetal Monitoring Accessories.

Electronic Fetal Monitoring (EFM) is the standard of care in labor and delivery throughout the modern world.  While not all pregnancies are high risk, fetal emergencies can occur suddenly in seemingly normal labors.  The use of EFM allows conservation of nursing personnel and has virtually eliminated intrapartum fetal death.  Accurate determination of contraction strength increases the safety of labor augmentation (e.g., oxytocin dose) and reduces the need for Cesarean section for desultory labor. Infusion of fluid through an intrauterine catheter may cushion the umbilical cord and improve oxygenation of the fetus.

To assist the physician in controlling the effectiveness of administration of oxytocin and monitoring effects of amnioinfusion, contraction intensities, uterine resting tones and peak contraction pressures are closely monitored through the use of an invasive intrauterine pressure catheter system.  In addition, to help identify the possible onset of fetal hypoxia, correlation of the changes in fetal heart rate (FHR) relative to the frequency and duration of contractions are often electronically monitored.  UTMD’s intrauterine pressure (IUP) catheters provide for clinician choices from a traditional fluid-filled system to INTRAN® PLUS, for over thirty years the most widely accepted transducer-tipped system.  UTMD’s IUP catheters include:

•UTMD’s initial fluid-filled catheter kits utilized a saline-filled catheter placed within the uterine cavity, connected to a separate external reusable or disposable pressure transducer. This product package, utilizing double lumen catheters, was the traditional mode of intrauterine monitoring prior to the introduction of INTRAN.  An intrauterine pressure change was transmitted through the fluid column to the external pressure transducer.

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

Neonatal Intensive Care:

DISPOSA-HOOD™

The DISPOSA-HOOD is an infant respiratory hood that is used in the NICU to administer oxygen to neonates and flush CO2 (carbon dioxide) while maintaining a neutral thermal environment (NTE) critical to proper physiologic responses. The DISPOSA-HOOD, placed over the infant's head or body, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head.  The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head, provides optimum flows for elimination of CO2 by ventilation and allows for humidification. DISPOSA-HOOD, in contrast to an incubator, allows for excellent access to and visualization of the underdeveloped infant.  Because it is a disposable product, it also prevents potential cross contamination that might occur with an incubator. Less invasive than nasal cannulae, DISPOSA-HOOD avoids potential damage to fragile premature neonatal nasal/ orotracheal tissues, as well as facial tissues as cannulae are often secured with tape.   A nasal cannula by itself cannot provide a NTE.

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

Gynecology /Urology /Electrosurgery:

LETZ® System: FINESSE+ Generator; Specialty Loop, Ball, and Needle Electrodes;

The LETZ System (loop excision of the transformation zone) is used to excise pre-cancerous cervical intraepithelial neoplasia (CIN) and other lower genital tract lesions related to human papilloma virus (HPV) infections.  The electrosurgery procedure with hemostasis has become the standard of care for HPV cervical infection treatment, replacing cold knife scalpel, laser and cryotherapy procedural approaches because it is economical, safe, effective, quick and easy to perform, has fewer potential side effects and requires little physician training.  A major incentive for performing the LETZ procedure is that it may be performed using local anesthetic in a physician's office, eliminating the time and expense of hospital or surgical center admittance.  Most importantly clinically, in contrast to laser (tissue ablation) and cryotherapy (freezing of tissue), LETZ provides a fine tissue specimen for pathological assessment and confirmation of diseased tissue removal.

UTMD’s LETZ System includes disposable electrodes, the FINESSE® electrosurgical generators and other miscellaneous components.  The UtahLoop® disposable loop electrode, used to excise the tissue specimen, is a pencil-like tube with a thin tungsten wire loop attached.  The loop is available in varying sizes and includes a Safe-T-Gauge® that can be positioned so the physician can accurately monitor and control the amount of tissue being excised. Excising too much tissue can compromise fertility and result in premature birth. Excising too little tissue can result in failure to remove the precancerous tissue. UTMD continues to augment its specialty electrodes. For example, the Company markets a unique conization electrode for deep endocervical disease called C-LETZ®, designed by UTMD to limit the removal of healthy tissue that might compromise adequate cervical function. UTMD introduced the patented DXTender® electrode attachment that prevents interference with the colposcope during LETZ.  UTMD also will continue to provide other components to augment the use of its market-leading specialty electrodes with other manufacturers’ electrosurgical generators.

The FINESSE+ electrosurgical generator design includes dispersive pad contact monitoring for patient safety, specialized circuitry for computer-controlled output that provides a precise tissue specimen for histopathology, an efficient output stage resulting in minimal heat generation and long electronic component life, an electronic components design which reduces the number of required components and allows a long service life, and an easy change internal filter for integral smoke evacuation, a unique feature of FINESSE.

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

Filshie® Clip System

  UTMD acquired the Filshie Clip System as part of its acquisition of Femcare Group Ltd in March 2011. In 2023, sales of Filshie clips, applicators and accessories represented 24% of UTMD’s total U.S. Dollar denominated sales. The Filshie clip is a female surgical contraception device used for tubal ligation, i.e., placed on the fallopian tubes, generally laparoscopically in between pregnancies (interval sterilization), but also postpartum (following childbirth) during C-Sections. The Filshie clip, implanted in over six million women worldwide during the last 40 years, has empirically been proven to be the safest and most effective tubal occlusive device, is as easy or easier to achieve occlusion as any of the alternative surgical techniques, and has a substantially higher probability of reversibility when compared to all of the other approaches for women who later decide that they would like to get pregnant. Femcare has obtained numerous regulatory approvals for the Filshie Clip System, which throughout 2023 was sold OUS directly by UTMD and its subsidiaries to medical facilities in Canada, Ireland, France, the UK, Australia and New Zealand, and through specialty distributors in other countries. In February 2019, UTMD purchased the remaining exclusive U.S. distribution rights of CooperSurgical Inc. (CSI), allowing the Company to directly distribute the Filshie Clip System to medical facilities in the U.S.

  There have been several tubal ligation methods with varying degrees of effectiveness, safety and opportunity to be reversed. The traditional tubal ligation approach, informally known as “getting one’s tubes tied”, is a form of female sterilization in which the fallopian tubes are severed, sealed and permanently pinched shut.  If the sterilization procedure is carried out postpartum, the Pomeroy technique is often adopted. During this procedure a small loop of the fallopian tube is tied with a suture and the top section removed by cutting. A traditional method for interval sterilization is with the use of bipolar cautery (electrocautery). With this method, an electrical current flows between the tips of forceps when applied to the fallopian tube. The current then “burns” a portion of the fallopian tube shut. Bipolar cautery has a higher rate of ectopic pregnancy, a life-threatening complication, compared to other tubal occlusion methods. Although these common methods are relatively easy to perform, their failure rate - defined as the percentage of patients having undergone the procedure who subsequently get pregnant - has been reported to be about 3%. The Filshie clip, which can be used either postpartum or at times unrelated to the post-partum period (interval sterilization), is at least as easy to use, has much less intraoperative risk, has a reported failure rate an order of magnitude less than bipolar cautery and is more effective and much simpler to perform than the Pomeroy technique.

  Apart from bipolar cautery and the Pomeroy technique, other mechanical devices have been used but are no longer manufactured: the Falope Ring (or Yoon Ring) and the Hulka clip. Both these older methods had a higher failure rate than the Filshie clip, are associated with more post-operative pain and have generally been abandoned in favor of other sterilization techniques.  In addition, two more recent hysteroscopic sterilization methods, the Adiana and the Essure occlusive devices, also are no longer being sold.

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

A well-known and clinically-reported potential side effect of Filshie clip tubal ligation, as with any other surgical clip or implant, is subsequent clip movement, often called “migration”. A clip-occluded fallopian tube eventually separates into two permanently closed stubs after tissue necrosis under a closed clip. Peritoneal tissue usually encapsulates an implanted clip while still in contact with the fallopian tube.  In some cases where tissue encapsulation is slow, movement of a clip may occur after sterilization has been achieved. Although the silicone lining of the clip helps prevent clip migration and reduces the risk of tubal regeneration, one clinical journal publication indicated migration occurs 6% of the time. Dr. Marcus Filshie, the inventor of the clip, expressed his opinion in 2002 that more than 25% of patients will experience a migration of one or more clips, typically within the abdominal cavity. Once detached, the clip typically becomes encompassed in dense adhesive tissue without any symptoms. Rarely, a low-grade inflammatory response can occur. Because clips are biologically inert and small, physicians generally have concluded that removing a migrated clip represents more risk to long term well-being than leaving it in the body.  In 2019, UTMD retained an independent clinical expert, Dr. Nader Gad in Australia, who in 2010 had published the results of an almost twenty-year retrospective review of all reported Filshie clip migration events in the English literature, in order to independently review all subsequent reported complaints contained in the US FDA MAUDE website and the Australia TGA DAEN website over the most recent ten years. His February 2019 written report observed that “There were no serious clinical or life-threatening complications that related directly or indirectly to the Filshie clips or their migration.”

In late 2021, after the Filshie clip had been used in the U.S. for 25 years and implanted in millions of women, a clip migration lawsuit was filed in Texas. Subsequently, the same law firm solicited and recruited claimants in other states. As of the end of January 2024, there were a total of thirteen still open clip migration lawsuits initiated by the same law firm in eleven different states. UTMD has either filed early dispositive motions to dismiss or has filed motions for summary judgement aimed at defeating cases before trial. In UTMD’s view, the current lawsuits, all of which have not gone to trial yet, are without merit as UTMD believes that they are preempted by federal law and that plaintiffs will be unable to show that their complaints were caused by migrated clips.

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

BioPharm HP-PRT™

Over 15 years ago, on behalf of an OEM customer, UTMD was the original developer of high pressure, piezo-resistive transducer assemblies used in accurately sensing static and dynamic fluid pressures in biopharmaceutical manufacturing systems including filtration processes, chromatography processes, bioreactors, and filling operations, among other key processes in the rapidly growing biopharmaceutical industry.  Beginning in 2024, UTMD will begin offering its technology directly to biopharmaceutical manufacturing companies worldwide.

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

In 2023, UTMD sold components and finished devices to 129 other companies in the U.S. (OEM sales). For over 40 years, the Company has utilized its manufacturing capabilities and engineering know-how to produce high quality components and finished devices for other companies.  For U.S. companies which wish to distribute their products outside the U.S., UTMD’s maintenance of certification to current ISO 13485 medical device quality standards is an important benefit.  UTMD’s website, which lists its capabilities, is often the basis for contacts for new OEM work.

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

2)  Outside the U.S. (OUS) sales.

OUS sales in 2023, as a percentage of consolidated total USD sales, represented 44% compared to 39% in 2022 and 38% in 2021. In USD terms, 68% of 2023 OUS sales were invoiced in foreign currencies. In addition, foreign subsidiary expenses are in the native currency of the respective country.  Therefore, changes in foreign currency exchange (FX) rates can have a significant impact on UTMD’s USD-reported financial results.

Prior to 2011, with only a few exceptions, UTMD’s OUS sales were to other medical device companies and distributors, not to clinical end-user facilities. After the acquisition of Femcare in 2011, UTMD began a transition to marketing directly to end-users in countries where the Filshie Clip System had achieved significant acceptance. This also allowed increased distribution opportunities for other UTMD devices which previously did not have significant third-party distributor interest.  In 2023, UTMD distributed directly to OUS medical facilities in Canada, the UK, France, Ireland, Australia and New Zealand. In addition, the Company’s devices are sold in other countries OUS through over 200 independent regional distributors. UTMD’s website provides information that frequently results in unsolicited contacts from OUS entities.

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

The longer-term overall cost of care in the U.S. will continue to increase, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace as a result of unnecessary regulatory and other purely administrative burdens. The length of time and number of administrative steps required in evaluating new products for use in hospitals has grown substantially. As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long-term supply agreements for existing products. UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company’s approach or demand too great a financial or administrative burden.

When U.S. hospital customers request it, UTMD provides its devices through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors in 2023 comprised 13% of total domestic direct sales (excluding domestic OEM sales).

  In the U.S., Canada, Ireland, France, the UK, NZ and AUS, UTMD sells its products with the support of its own directly employed customer service and sales force, independent consultants and selective independent manufacturer representatives.  Direct sales representatives focus on applications for UTMD devices where customer training and support may be important. The direct employee sales force is comprised primarily of “inside” representatives who operate by telephone and email from corporate offices.  The Company also utilizes independent sales representatives primarily on a growth commission basis.  Direct representatives are trained to understand the medical procedures being performed within UTMD’s clinical focus. Through the use of its one-on-one contacts with physicians and other clinical practitioners directly involved in patient care, the direct sales force positions UTMD to gain market leadership with specific solutions to clinical issues. In addition to its direct representatives, UTMD utilizes third party consulting clinical specialists to augment its customer training programs.

Additionally, UTMD sells component parts as well as finished devices to over 100 other companies for use with their product lines.  This OEM distribution channel is simply maximizing utilization of manufacturing capabilities that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD’s direct distribution and marketing programs.  UTMD’s largest OEM customer represented 17% ($8.6 million) of total consolidated sales in 2023, compared to 22% ($11.6 million) in 2022 and 18% ($8.9 million) in 2021.

OUS, the Company and its subsidiaries distribute directly to end-user facilities in Canada, the UK, France, Ireland, NZ and AUS, and in 2023 sold to more than 200 regional distributors and OEMs (other medical device manufacturers and/or distributors) in over a hundred countries. Ten percent of UTMD’s independent OUS distributors comprised 78% of UTMD’s indirect OUS sales in the years of 2021 - 2023.

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

UTMD’s current product and process development projects are in the following areas: 1) augmentation and internal manufacturing of existing UTMD devices, 2) neonatal intensive care, 3) specialized procedures for the assessment and treatment of cervical/uterine disease, 4) labor and delivery procedures, 5) pressure sensors needed for biopharmaceutical manufacturing processes and 6) product and process development for OEM customers. Internal product development expenses are expected to be closer to 2% of sales in 2024 as UTMD validates and qualifies its BioPharm HP-PRT devices.

EMPLOYEES AND OTHERS

At December 31, 2023, the Company worldwide had 169 full-time employees, 21 part-time employees, 7 regular consultants, 19 independent sales representatives and 8 outside directors of UTMD and its subsidiaries.  The Company utilizes independent consultants and directors, some of which were prior employees. Almost all of UTMD’s internally-manufactured devices are made either in Utah or in Ireland. At the end of 2023, the average tenure with the Company of the combined 169 full-time employees worldwide is over 13 years. In Utah, 20% of full-time employees have been with the Company for more than 30 years. This experience conveys an important benefit due to the level of training required to produce consistently high quality medical devices and appreciation of how UTMD’s devices provide unique benefits for clinicians and patients.  The Company's continued success will depend to a large extent upon its ability to retain skilled and experienced employees and consultants.  No assurances can be given that the Company will be able to retain or attract such people in the future, although management is committed to providing an environment in which reliable, creative and high achieving people wish to work.

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

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company currently owns seven unexpired U.S. patents, numerous associated patents in sovereignties OUS, and is the licensee of certain other technology. There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns thirty-one registered trademarks which have achieved significant brand recognition. The Company believes that its trademarks and tradenames, many of which have become well known in the global medical community through decades of successful use of the associated medical devices, likely have and will continue to have substantially more intangible value than its patents.

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

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2023, royalties included in cost of goods sold were $172.  Other royalties have been previously paid as a lump sum, or were incorporated into the price of acquisitions or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  During 2023 the Company received $20 in royalty income compared to $20 in 2022 and $15 in 2021.

GOVERNMENT REGULATION

UTMD and its subsidiaries’ products and manufacturing processes are subject to regulation by the U.S. Food & Drug Administration (“FDA”), as well as many other regulatory entities globally.  The FDA has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of medical devices in the U.S.  Requirements exist under other federal laws and under state, local and foreign statutes that apply to the manufacturing and marketing of the Company's medical and biopharma devices.

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

In 1994, UTMD received certification of its quality system under the ISO9001/EN46001 standards (“ISO” stands for “International Organization of Standardization”) which it maintained until December 2003.  In October 2003, UTMD’s Utah facility was certified under the more stringent ISO13485 standard for medical devices. UTMD’s Ireland facility was certified under the concomitant ISO13488 standard.  In July 2006, both facility ISO certifications were upgraded to the even more stringent ISO13485:2003 standard.  Currently, UTMD’s facilities in the UK, Ireland and Utah are all certified under the most recent ISO13485:2016 standard.  In 2020, UTMD’s manufacturing facilities in Ireland and UK were audited and certified by a recognized authorized auditing organization under the MDSAP.  In 2023, UTMD’s manufacturing facility in Ireland was inspected by the FDA in conjunction with manufacturing Filshie clips in Ireland.  No FDA-483 observations were issued.

The Company’s most recent Utah FDA QSR inspection was in July 2014, which did not result in the issuance of any FDA-483 observations. Since 2019, UTMD’s manufacturing facilities in Utah have been annually audited and certified by a recognized authorized auditing organization under the Medical Device Single Audit Program (MDSAP). The MDSAP allows a recognized Auditing Organization to conduct a single regulatory audit of a medical device manufacturer that satisfies the relevant requirements of the regulatory authorities of Australia, Brazil, Canada, USA and Japan.  In other words, the FDA accepts MDSAP audit reports as a substitute for routine periodic FDA QSR inspections. UTMD and Femcare remain on a continuous periodic audit schedule by its independent notified body and authorized MDSAP auditing organization in order to stay current with international regulatory standards, and retain certifications. UTMD and Femcare have received CE Mark certifications (demonstrates proof of compliance with the European Community’s ISO standards) for all major products. Femcare’s most recent UK FDA QSR inspection was in July 2019, which also did not result in the issuance of any FDA-483 observations.

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

U.S. EXPORTS

UTMD regards the OUS marketplace as an important element of its growth strategy. UTMD is keenly aware that not only are OUS markets different from the U.S. market, but also that each country has its own set of driving influences that affect the dynamics of the nature of care given and medical devices used.  The Company operates four OUS facilities; in Romsey, Hampshire, England; in Castle Hill, NSW, Australia; in Mississauga, Ontario, Canada and in Athlone, County Westmeath, Ireland.  These facilities offer a number of advantages: 1) from a marketing point of view, better response to Europe, Asia, Africa and Australia customers, including a better understanding of customer needs, less costly distribution and, in the EU, duty-free access to 500 million patients; 2) from a regulatory point of view, faster new product introductions; and 3) from a manufacturing point of view, reduced dependence on one manufacturing site and increased capacity for meeting customer needs.

Total 2023 trade USD revenues from customers OUS were $22,020 (44% of total consolidated USD sales) compared to $20,310 (39% of total consolidated USD sales) in 2022 and $18,395 (38% of sales) in 2021.  OUS trade sales (U.S. exports) from the U.S. to OUS customers were $4,516 in 2023 compared to $4,256 in 2022 and $3,994 in 2021.  U.S. exports represented 21% of total OUS trade sales in both 2023 and 2022, and 22% in 2021.  The U.S. export numbers exclude Utah intercompany sales of components and finished devices to UTMD foreign subsidiaries, which then distribute Utah-made components and finished devices as part of their sales to OUS customers.

For sales by OUS geographic area, please see note 9 to the Consolidated Financial Statements.

BACKLOG

Backlog is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD’s non-distributor and non-OEM business requires fast response to customer orders.  Virtually all direct shipments to end-user facilities are accomplished within a few days of acceptance of purchase orders. Consequently, UTMD’s backlog at any point in time is comprised mainly of orders from OEM and independent distributors, which purchase in larger quantities, at less frequent intervals with fluctuating order patterns. Backlog shippable in less than 90 days was $3,650 as of January 1, 2024 compared to $5,605 as of January 1, 2023 and $4,956 as of January 1, 2022.  The decline in the beginning of 2024 backlog was due to lower orders from UTMD’s largest OEM customer.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors, but it is affected by uneven purchasing patterns of OEM customers and independent distributors.

PRODUCT LIABILITY RISK MANAGEMENT

The risk of product liability lawsuits is a negative factor in the medical device industry because devices are frequently used in inherently risky situations to help clinicians achieve a more positive outcome than what might otherwise be the case, and even the use of the safest medical devices may still result in injury. In any lawsuit against a company where an individual plaintiff claims to have suffered permanent physical injury, a possibility of a large award for damages exists whether or not a causal relationship exists.

UTMD is self-insured for product liability risk, and reserves funds against its current performance on an ongoing basis to provide for its costs of defense should any lawsuits be filed. UTMD was named as a defendant on six product liability lawsuits over the time span of the last twenty-nine years, excluding the Filshie Clip System acquired twelve years ago. Four of the six lawsuits involved a patient injury related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used. The VADS devices in all four cases did conform to specifications. UTMD was ultimately dismissed as a defendant in all four VADS lawsuits, and legal costs were not material to performance. In a fifth lawsuit, regarding the use of EndoCurette, there was no evidence of patient injury. The lawsuit was settled in 2010 for an immaterial amount to avoid the diversion of management time and substantial costs of litigation, even though UTMD was confident that the case was without merit. In a sixth, UTMD was brought into the lawsuit by a defendant physician, speculating a design deficiency in a Finesse electrosurgical generator (ESU) which had been in use for eighteen years before the injury event, and used successfully by the same physician in multiple procedures after the event. The injured patient did not allege any fault by UTMD.  The case was settled in 2012 without any UTMD involvement or liability. The Company’s average cost of defense of the six lawsuits was $15/year, well below the deductible level of product liability insurance policies and hundreds of thousands of dollars less than product liability insurance premiums. The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.

  After acquisition by UTMD in 2011 and prior to late 2021, there were three Filshie Clip System lawsuits, all of which were dismissed with prejudice prior to the conclusion of discovery. The average annual cost of those Filshie Clip System lawsuits since 2011 up to late 2021 was $7 per year (less than $25 per lawsuit to achieve resolution). However, in late 2021, Femcare was added as a defendant in a clip migration lawsuit in Texas, which expanded to thirteen other states with a total of eighteen lawsuits as plaintiffs’ lawyers have sought to solicit and recruit claimants in other states. Five lawsuits in three states have been dismissed as of January 31, 2024.  Unfortunately, social media is being used by aggressive attorneys to solicit plaintiffs using statements that have not been proven to be true. Nevertheless, the filing of new lawsuits died down considerably in 2023.

  There is no basis for a claim of either a poor device design, which was approved as safe and effective by the U.S. FDA, and has remained FDA approved since 1996 during more than two decades of use, or no evidence to-date of any defective clips implanted in the patients who have filed complaints, or no lack of proper disclosure of side effects to physicians who are learned intermediaries. Filshie clips have been prescribed by knowledgeable U.S. physicians for decades, and implanted in millions of patients in the U.S. and worldwide.  Although the cost of defense has been unusually high compared to UTMD’s historical average, and will continue to increase should cases go to trial, the Company believes that the costs can be absorbed without a material impact on UTMD’s overall consolidated financial performance.

Other than the Filshie clip claims, there have been no product liability lawsuits for any UTMD device during the last twelve years.  Except for the six non-Filshie Clip System lawsuits described above, there have been no other product liability claims filed over the last 30 years after distribution and use of over 20 million UTMD critical care and surgical finished devices.

Since 1993, during which time over one hundred million finished devices and OEM components were manufactured and distributed by UTMD and its subsidiaries, there have been no adverse judgments resulting from a claim of defect in UTMD’s or its subsidiaries’ designs or manufacture of products, or a fault in informational materials.  Although it hasn’t happened in the past 45 years, a product liability lawsuit could result in a significant damages award against the Company. In the current tort system, particularly in the U.S., meritless product liability cases do get filed where aggressive attorneys calculate that a company will find it cheaper to settle for what they consider a nominal amount in lieu of potentially substantial defense costs of discovery and going to court.

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

Thousands of small focused medical device manufacturers including UTMD that do not have the overhead structure that the few large medical device companies can afford are increasingly burdened with bureaucratic and underqualified regulator demands that are not reasonably related to assuring the safety or effectiveness of the devices that they provide. Premarketing submission administrative burdens, and substantial “user fees” or notified body review fees, represent a significant non-clinical and/or non-scientific barrier to new product introduction, resulting in lack of investment or delays to revenues from new or improved devices.  The risks associated with such circumstances relate not only to substantial out-of-pocket costs, including potential litigation in millions of dollars, but also loss of business and a diversion of attention of key employees for an extended period of time from managing normal responsibilities, particularly in new product development and routine quality assurance activities.

Group Purchasing Organizations (GPOs) in the U.S. add non-productive costs, weaken the Company’s marketing and sales efforts and cause lower revenues by restricting access:

GPOs, theoretically acting as bargaining agents for member hospitals, but actually collecting revenues from the companies that they are negotiating with, have made a concerted effort to turn medical devices that convey special patient safety advantages and better health outcomes, like UTMD’s, into undifferentiated commodities. GPOs have been granted an antitrust exemption by the U.S. Congress. In other industries their business model based on “kickbacks” would be a violation of law.  Despite rhetoric otherwise, these bureaucratic entities do not recognize or understand the overall cost of care as it relates to safety and effectiveness of devices, and they create a substantial administrative burden that is primarily driven by collection of administrative fees.

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

As the healthcare industry becomes increasingly bureaucratic it puts smaller companies like UTMD at a competitive disadvantage:

An aging population and uncontrolled immigration is placing greater burdens on healthcare systems, particularly hospitals. The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years.  Smaller companies like UTMD typically do not have the administrative resources to deal with broad new administrative requirements, resulting in either loss of revenue or increased costs.  As UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain clinical users because of the existence of long-term supply agreements for preexisting products, particularly from competitors which offer hospitals a broader range of products and services.  Restrictions used by hospital administrators to limit clinician involvement in device purchasing decisions makes communicating UTMD’s clinical advantages more difficult.

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

Trade restrictions and /or tariffs resulting from changing government geopolitical trade policies have the potential to disrupt UTMD’s supply chain.

Current lack of predictability of demand from a major OEM customer representing 17% of total consolidated sales in 2023.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 1C - CYBERSECURITY

Risk Management and Strategy

The Company considers cybersecurity to be an important part of its overall business strategy and risk management.   UTMD continuously monitors its information systems to assess, identify and manage risks from both inside and outside forces.  Functional modules are fully-integrated, which provides for transaction checks and balances.  Software systems have been validated for effectiveness of intended uses.  Policies and procedures have been implemented which all employees acknowledge in writing, and agree to follow as a condition of employment.  Access is documented and controlled by business function.  Regular employee user training is conducted to promote awareness of outside threats and the importance of following procedures.

UTMD utilizes state-of-art cybersecurity devices and software to timely identify and prevent intrusion from external actors.  The corporate information systems operations manager continuously monitors activity, and reports weekly to the CEO.  Additional sources for assessing security effectiveness are annual outside audits of the information technology environment, risk and performance assessments provided by vendors of the routers and firewalls used by the Company and the news media.

There have been no events in at least the last thirty years that have been considered material enough to warrant changes to systems, processes or controls.

Governance

The Governance Committee of the Board of Directors maintains overall responsibility to oversee and assess the effectiveness of the Company’s cybersecurity strategy.  The Board meets quarterly and any potential threats are reviewed and discussed at that time, unless the information systems team and/or the CEO decide earlier notification is warranted.

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

UTMD owns all of its property and facilities with the exception of a long-term lease with 9 years remaining on one section of its Midvale parking lot. As of the beginning of 2024, the Company's operations were located in 105,000 square feet of facilities in Midvale, Utah, a 77,000 square foot facility in Athlone, County Westmeath, Ireland, a 38,600 square foot facility in Romsey, Hampshire, England, a 3,200 square foot facility in Castle Hill NSW, Australia, and a 4,700 square foot facility in Mississauga, Ontario, Canada.  Manufacturing is currently carried out primarily in the Utah and Ireland facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company may be a party from time to time in litigation incidental to its business. Presently, except for Filshie clip lawsuits, there is no litigation or threatened litigation where UTMD is a defendant. The Company  expects that the outcome of the Filshie clip litigation will not be material to overall consolidated financial results.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

UTMD's common stock trades on the NASDAQ Global Market (stock symbol: UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2023		2022
	High	Low	High	Low
1st Quarter	$101.41	$80.75	$102.99	$85.46
2nd Quarter	100.59	87.54	91.99	80.31
3rd Quarter	99.46	83.63	97.03	80.10
4th Quarter	87.99	75.00	109.50	80.68

Stockholders.

The number of beneficial stockholders of UTMD’s common stock as of March 1, 2024 was at least 2,000.

Dividends.

The following sets forth cash dividends paid during the past two years:

Record Date	Payable Date	Per Share Amount
March 18, 2022	April 5, 2022	0.290
June 17, 2022	July 6, 2022	0.290
September 16, 2022	October 5, 2022	0.290
December 16, 2022	January 4, 2023	0.295
March 17, 2023	April 4, 2023	0.295
June 16, 2023	July 6, 2023	0.295
September 15, 2023	October 3, 2023	0.295

2022 total cash dividends paid per share		$ 0.870
2023 total cash dividends paid per share		$ 1.180

Issuer Purchases of Equity Securities.

UTMD did not purchase any of its own securities in 2023.  UTMD purchased 30,105 shares of its common stock for $2,495 including commissions and fees in second quarter 2022.

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

Overview.

In 2023, Utah Medical Products, Inc. (Nasdaq: UTMD) was able to achieve higher Net Income and Earnings Per Share (EPS) despite 4% lower consolidated total revenues caused by $3 million lower sales to its largest OEM customer.  A lower Gross Profit Margin from less absorption of manufacturing overhead costs together with ongoing challenges related to supply chain disruption and higher input costs from inflation, together with higher litigation costs, resulted in Operating Income, although very respectable at 33.4% of sales, that was 15% lower than in the prior year.  However, higher non-operating income together with a lower income tax provision rate offset the higher operating costs, allowing a UTMD record annual EPS of $4.57.

Consolidated Income Statement	2023	2023 Compared to 2022	2022
Worldwide Revenues	$ 50,224	(3.9%)	$ 52,281
Gross Profit	30,038	(6.7%)	32,196
Operating Income	16,777	(15.2%)	19,790
Earnings Before Income Tax	20,089	(2.8%)	20,659
Net Income (US GAAP)	16,635	+1.0%	16,473
Earnings Per Share (US GAAP)	$ 4.574	+1.2%	$ 4.522

Changes in foreign currency exchange (FX) rates on sales and expenses, in contrast to recent prior years, did not have a significant impact on financial results in 2023.  Using the prior year’s FX rates, annual outside the U.S. (OUS) foreign currency sales would have been 1% lower and OUS operating expenses 1% lower.

Key profit margins (profits as a percentage of sales) in 2023 compared to 2022 follow:

	2023	2022
Gross Profit Margin (GPM)	59.8%	61.6%
Operating Income Margin	33.4%	37.9%
Income Before Tax Margin	40.0%	39.5%
Net Income Margin	33.1%	31.5%

Measures of the Company’s liquidity and overall financial condition improved as of the end of 2023 compared to the end of 2022 with year-end working capital up 21% and Stockholders’ Equity up 12% despite $4,282 in dividends paid to stockholders which reduced both cash and Stockholders’ Equity.  The improvement was the result of continued strong positive cash flow from normal operations.  In comparison, UTMD paid $3,163 in stockholder cash dividends and used another $2,495 cash for share repurchases in 2022.  The Company also used $639 in cash in 2023 along with $809 in 2022 to invest in new manufacturing equipment and fixtures, as well as maintaining existing Property, Plant and Equipment (PP&E) in good working order.  The two-year capital expenditures exceeded depreciation by $213.

Productivity of Fixed Assets and Working Capital Assets.

Assets.

Year-end 2023 total consolidated assets were $135,458 comprised of $106,269 in current assets, $10,551 in consolidated net PP&E and $18,637 in net intangible assets.  This compares to $123,874 total assets at the end of 2022 comprised of $89,919 in current assets, $10,224 in consolidated net PP&E and $23,731 in net intangible assets. Total asset turns (total consolidated sales divided by average total assets for the year) in 2023 were 39% compared to 44% in 2022, as sales decreased while average assets (primarily cash) increased.

   Current assets increased $16,350 due to the $17,817 increase in year-end cash and investments and $768 higher inventories, offset by $2,148 lower accounts and other receivables and $87 lower other current assets. Year-end 2023 and 2022 cash and investment balances were $92,869 and $75,052, representing 69% and 61% of total assets, respectively.  Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances were $2,148 lower at the end of 2023 compared to 2022 due to 4Q 2023 sales $1,242 lower than in 4Q 2022, and average days in A/R of 24 days based on 4Q trade sales instead of 37 days at the end of 2022.  A/R over 90 days from invoice date declined from 4.2% of total A/R at the end of 2022 to 3.3% at the end of 2023.  The Company believes any older A/R will be collected or are within its reserve balances for uncollectible amounts.  Inventories net of reserves for obsolescence at 2023 year-end were 9% higher from the end of 2022.

Working capital (current assets minus current liabilities) at year-end 2023 was 21% higher at $101,559 compared to $83,959 at year-end 2022. Consistent with Federal and State rules, the TCJA repatriation tax current liability at the end of 2023 was $558 compared to $419 at the end of 2022, as the payment percentage ramps up at the end of the payout period. The end of 2023 working capital exceeds UTMD’s needs for normal operations in an uncertain economic environment, funding of future organic growth and timely payment of accrued tax liabilities, in addition to allowing for substantial funding of any future acquisition without diluting stockholder interest, as well as continued payment of stockholder dividends and repurchase of UTMD shares. Despite a negative impact on Return on Stockholders’ Equity of retaining a high cash balance, UTMD believes that in times of high economic uncertainty and change, maintaining substantial cash balances increases its likelihood of being able to take advantage of opportunities that will benefit stockholders in the longer term, and retain key resources that will help ensure UTMD’s continued excellent long-term performance.

December 31, 2023 net $10,552 total PP&E includes Utah, Ireland and England manufacturing molds, production tooling and equipment, test equipment, and product development laboratory equipment.  In addition, PP&E includes computers and software, warehouse equipment, furniture and fixtures, facilities and real estate for all five locations in Utah, Ireland, UK, Canada and Australia.  Manufacturing facilities in Utah, Ireland and the UK are standalone buildings with a combined 220,000 square feet on 15 acres of land.  The distribution facilities in Australia and Canada with a combined 8,000 square feet are part of larger industrial condominiums.  Management estimates the fair market value of the five owned facilities to be at least $35 million excluding the contents, the fungible value of which increases stockholder enterprise value relative to most of UTMD’s industry peers which lease their facilities.

Ending 2023 net consolidated PP&E (depreciated book value of all fixed assets) increased $328 as a result of the combination of capital expenditures of $639, depreciation of $623 and the effect of foreign currency exchange (FX) rates on year-end foreign subsidiary asset balances.

The following end-of-year FX rates to USD were applied to assets and liabilities of each applicable foreign subsidiary:

	12-31-23	12-31-22
EUR	1.1059	1.0694
GBP	1.2739	1.2077
AUD	0.6825	0.6805
CAD	0.7573	0.7390

The year-end 2023 net book value (after accumulated depreciation) of consolidated PP&E was 31% of purchase cost.  End-of-year PP&E turns (Net Sales divided by Net PP&E) was 4.8 in 2023 compared to 5.1 in 2022 due to 4% lower 2023 sales and higher USD asset values of foreign subsidiaries, together with investment in new PP&E assets needed for the future which are not in use yet. A future leverage in productivity of fixed assets which will not have to be further increased to support new business activity will be a source of incremental profitability.

   Net intangible assets (after accumulated amortization) are comprised of the capitalized costs of obtaining patents and other intellectual property, as well as the value of identifiable intangible assets (IIA) and goodwill resulting from acquisitions. Net intangible assets were $18,637 (14% of total assets) at the end of 2023 compared to $23,731 (19% of total assets) at the end of 2022.  Per US GAAP, intangible assets are categorized as either 1) IIA, which are amortized over the estimated useful life of the assets, or 2) goodwill, which is not amortized or expensed until the associated economic value of the acquired asset becomes impaired. Those two categories of Femcare intangibles at year-end 2023 were net IIA of $4,561 and goodwill of $6,500. The accumulated amortization of Femcare IIA as of December 31, 2023 since the March 18, 2011 acquisition was $26,088. The remaining Femcare IIA will be fully amortized in 2 more years. The goodwill portion of intangible assets resulting from the Femcare acquisition, which is not amortized, increased $338 due to a stronger GBP at year-end, i.e. the different FX rate on fixed goodwill in GBP terms. In early 2019, UTMD acquired an additional $21,000 IIA from the purchase of the remaining life of exclusive U.S. distribution rights for the Filshie Clip System from CSI, all of which has now been amortized through 2023. UTMD’s goodwill balance from prior acquisitions including Femcare, Columbia Medical, Gesco and Abcorp was $13,692 at the end of 2023.

Because the products associated with UTMD’s acquisitions of Columbia Medical in 1997, Gesco in 1998, Abcorp in 2004 and Femcare in 2011 continue to be viable parts of UTMD’s overall business, UTMD does not expect the current goodwill value associated with the four acquisitions to become impaired in 2024. Amortization of IIA was $5,692 in 2023 compared to $6,417 in 2022. The difference was mainly due to the CSI IIA becoming fully-amortized in October 2023, resulting in $737 lower 2023 expense. The 2023 non-cash amortization expense of CSI IIA was $3,684 compared to $4,421 in 2022.  The Femcare IIA amortization expense was the same in both 2023 and 2022 at £1,589.  But because of a difference in FX rates, the 2023 non-cash amortization expense of Femcare IIA was $1,977 compared to $1,965 in 2022.  The 2024 non-cash amortization expense (included as part of consolidated G&A operating expenses) of Femcare IIA will also be £1,589, or $2,002 if the USD/GBP average FX rate is 1.26.  In other words, UTMD expects the GBP to be stronger against the USD in 2024 than it was in 2023.

Liabilities.

As a reminder, payments for the Federal and State repatriation (REPAT) tax liability which resulted from the U.S. TCJA enacted in 2017 were 8% of the respective tax liability per year for the first five years, 15% in the sixth year, and will be 20% in the seventh year and 25% in the eighth year.  UTMD’s total REPAT tax liability was $2,792. Calendar year 2024 represents the seventh year, so $558 is the current liability at 20% of the total liability, and $698 is the long-term REPAT tax liability to be paid in 2025, representing the remaining 25%.

 Year-end 2023 current liabilities were $1,250 lower than at the end of 2022. Ending accrued liabilities were $940 lower due primarily to $781 lower customer deposits. Total liabilities were $2,475 lower at the end of 2023 compared to the end of 2022. The resulting 2023 year-end total debt ratio was just 5% compared to 8% at the end of 2022.

 The year-end 2023 Deferred Tax Liability balance created as a result of the fifteen-year deferred tax consequence of the amortization of Femcare’s IIA was $1,120, down from $1,513 at the end of 2022. The difference in the $393 decline compared to the $494 tax effect of 25% (current UK tax rate) times $1,977 in 2023 amortization of IIA was due to the difference in the GBP FX rate on the remaining DTL balance at the end of 2023 as well as the USD/GBP currency exchange conversion of the IIA amortization during 2023. In addition to liabilities stated on the balance sheet, UTMD has operating lease and purchase obligations described in Note 14 and Note 12, respectively, to the financial statements.

Results of Operations.

a)Revenues.

Under accounting standards applicable for 2023, the Company believed that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment, or completion of services performed under contract.  Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to acceptance and completion of an order.  Revenue from product or service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectability is reasonably assured.  Over 99% of UTMD’s revenue is recognized at the time UTMD ships a physical device to a customer’s designated location, where the selling price for the item shipped was agreed prior to UTMD’s acceptance and completion of the customer order. There are no post-shipment obligations which have been or are expected to be material to financial results.

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

  Terms of sale are established in advance of UTMD’s acceptance of customer orders. In the U.S., Ireland, UK, France, Australia and Canada since the beginning of 2017, UTMD has generally accepted orders directly from and shipped directly to end-user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 13% of UTMD’s domestic end-user sales went through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale to end-user medical facilities are substantially the same in the U.S., Canada, Ireland, UK, France, Australia and New Zealand.

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

UTMD’s global consolidated trade sales are comprised of domestic and OUS sales. Domestic sales in 2023 included 1) direct domestic sales, sales of finished devices to end-user facilities and med/surg distributors in the U.S., and 2) domestic OEM sales, sales of components or finished products, which may not be medical devices, to other companies for inclusion in their products.  OUS sales are export sales from UTMD in the U.S. to customers outside the U.S. invoiced in USD, and sales from UTMD subsidiaries in Ireland, Canada, Australia and the UK which may be invoiced in EUR, GBP, CAD, AUD, NZD or USD.  The term “trade” means sales to customers which are not part of UTMD. Each UTMD manufacturing entity had 2023 intercompany sales of components and/or finished devices to other UTMD entities.

The following table shows the 2023 USD-denominated revenues by sales channel compared to 2022.  Because domestic sales in foreign countries were invoiced in native currencies, the comparison in USD terms includes the change in foreign currency translation (FX) rates. In other words, just the FX rate relative to the USD in 2023 compared to 2022 reduced Canada domestic sales by 3.6% and Australia sales by 3.9%. On the other hand, the FX rate difference increased Ireland domestic sales by 3.0%, UK domestic sales by 1.2% and France domestic sales by 2.6%.

Revenue [USD denominated]	2023	2023 Compared to 2022	2022
U.S. domestic (excluding OEM)	$19,758	(6.3%)	$21,087
Canada domestic	1,102	(14.8%)	1,294
Ireland domestic	508	+14.1%	445
UK domestic	3,320	+20.8%	2,748
France domestic	1,318	+6.8%	1,235
Australia domestic	1,050	(17.2%)	1,267
Subtotal, Direct to End-User:	$27,056	(3.6%)	$28,076

All Other OUS (Sales to Int’l Distributors)	14,722	+10.5%	13,321
U.S. OEM Sales	8,446	(22.4%)	10,884
Worldwide Revenues	$50,224	(3.9%)	$52,281

In summary, UTMD total worldwide (WW) consolidated USD sales in 2023 at $50,224 were $2,057 (4%) lower than in 2022 at $52,281. The decline essentially resulted from the fact that 2023 WW shipments by UTMD to its largest OEM customer were $2,925 (25%) lower. Total U.S. domestic sales including OEM were $3,767 (11.8%) lower in 2023 at $28,204 compared to $31,971 in 2022. On the other hand, OUS sales including sales to foreign distributors were up $1,710 (+8.4%) at $22,020 compared to $20,310 in 2022.  Constant currency OUS sales were up 7.6%.

Domestic Sales.

Domestic U.S. sales in 2023, which were $3,767 (11.8%) lower than in 2022, were $28,204 (56.2% of total sales) compared to $31,971 (61.2% of total sales) in 2022. All three categories of domestic sales were lower, led by U.S. OEM sales which were $2,438 (22.4%) lower than in 2022.  Domestic sales to UTMD’s biopharma OEM customer were $2,581 (28.7%) lower. Aggregate sales to 128 other U.S. OEM customers were $143 higher. Domestic Filshie device sales, representing 17% of total domestic sales, were $470 (9.0%) lower in 2023 compared to 2022.

Direct device sales other than Filshie, representing 53% of total domestic sales, were $859 (5.4%) lower in 2023 than in 2022. In this category, domestic neonatal device sales alone were $866 lower, predominantly in 2Q 2023 as a result of continued raw materials and sterilization supply chain disruption. The nature of NICU sales is low volume, specialized configuration devices for which hospitals need quick delivery based on their changing patient needs. If preferred devices are unavailable for quick delivery, a hospital NICU must find a substitute to meet immediate needs, and those sales are lost to UTMD.  This is what happened especially in early 2023 when UTMD could not obtain medical grade silicone from a validated supplier, and twice in 2023 when its contract sterilizer had to shut down its operations. UTMD expects 2024 domestic direct sales of its well-established devices to increase at a low single-digit percentage rate.

Filshie sales have not recovered as well as the other domestic sales categories since the COVID-19 pandemic. There appears to be some negative impact on patient choice as a result of attorneys advertising on social media. Nevertheless, UTMD expects U.S. Filshie device sales in 2024 will remain about the same as in 2023 based on surgeons’ understanding of the safety and effectiveness of the device.

Domestic OEM sales in 2023 were 30% of total U.S. domestic sales compared to 34% in 2022.  UTMD sold components and finished devices to 129 different U.S. companies in 2023 compared to 146 different companies in 2022, for use in their product-market offerings.  Sales to UTMD’s largest domestic OEM customer represented 76% of total domestic OEM sales in 2023 compared to 83% of total domestic OEM sales in 2022. UTMD’s largest OEM customer markets biopharmaceutical manufacturing control systems which previously exclusively utilized UTMD’s pressure monitoring sensors and other components.  But in 2023, domestic sales to this customer declined $2.6 million domestically. Looking forward to 2024, UTMD expects domestic demand from this customer may decline another $3.7 million as it seeks to vertically integrate manufacturing of its products.

OUS USD-denominated sales in 2023 were $1,710 (+8.4%) higher at $22,020 compared to $20,310 in 2022. OUS sales in all product categories were higher.  Sales invoiced in foreign currencies, which were $14,871 when converted to USD, represented 68% of OUS sales and 30% of consolidated total sales. A net slightly weaker USD added $166 in OUS foreign currency sales compared to constant currency terms.  FX rates for income statement purposes are transaction-weighted averages. The weighted-average FX rates from the applicable foreign currency to USD during 2023 and 2022 for revenue purposes follow:

	2023	2022	Change
GBP	1.2428	1.2287	+1.2%
EUR	1.0808	1.0520	+2.7%
AUD	0.6660	0.6932	(3.9%)
CAD	0.7409	0.7683	(3.6%)

The combined weighted-average favorable FX impact on 2023 foreign currency OUS sales was 1.1%, increasing reported USD sales by $166 (+0.3% of total consolidated 2023 sales) relative to the same foreign currency sales in 2022.  In constant currency terms, OUS sales in 2023 were 7.6% higher than OUS sales in 2022. The portion of OUS sales invoiced in foreign currencies in USD terms was 30% of total consolidated 2023 USD sales compared to 25% in 2022. Including the impact of changed FX rates, OUS 2023 direct to end-user sales in USD terms were 14% higher in Ireland, 15% lower in Canada, 7% higher in France and 21% higher in the UK. Direct to end-user sales in Australia, which included New Zealand, were 17% lower. USD denominated sales to OUS distributors were 11% higher in 2023 than in 2022.

Sixty-eight percent of (USD denominated) 2023 OUS sales were invoiced in foreign currencies compared to 64% in 2022. As a portion of total USD WW consolidated sales, 30% of UTMD’s USD-equivalent sales were invoiced in foreign currencies in 2023 compared to 25% in 2022. The GBP, EUR, AUD and CAD converted sales represented 8%, 18%, 2% and 2% of total 2023 USD sales, respectively.  This compares to 6%, 14%, 2% and 3% of total 2022 USD sales.

USD-denominated trade (excludes intercompany) sales of devices to OUS customers (excluding France) by UTMD’s Ireland facility (UTMD Ltd) were $10,686 in 2023 (13% higher) compared to $9,478 in 2022.  In addition, UTMD Ltd also sold devices that it had manufactured directly to France in 2023 due to BREXIT, which earlier were sold to Femcare Ltd in the UK on an intercompany basis and then sold by Femcare Ltd directly to French medical facilities. USD-denominated sales to France in 2023 were $1,319 (7% higher) compared to $1,235 in 2022.   The total FX rate difference in 2023 relative to 2022 increased Ireland’s USD-denominated sales by $244.

In 2023, UTMD’s UK subsidiary, Femcare Ltd., had $3,347 trade sales of devices to domestic UK and certain international distributor customers, which was 20% higher compared to $2,781 in 2022. The total FX rate change increased the UK’s USD-denominated sales in 2023 by $10.

USD-denominated sales of devices to end-users in Australia and New Zealand by Femcare’s Australia distribution subsidiary (Femcare Australia Pty Ltd) were $1,050 (17% lower) in 2023 compared to $1,267 in 2022.  A weaker AUD in 2023 reduced USD-denominated Australia sales by $46.

UTMD’s Canada distribution subsidiary (Utah Medical Products Canada, Inc.) USD-denominated sales of devices to end-users in Canada were $1,102 (15% lower) compared to $1,294 in 2022. A weaker CAD reduced Canada sales by $43.

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

Global revenues by product category:

	2023	%	2022	%
Obstetrics	$4,592	9	$4,661	9
Gynecology/ Electrosurgery/ Urology	22,300	44	21,841	42
Neonatal	6,863	14	7,567	14
Blood Pressure Monitoring and Accessories*	16,469	33	18,212	35
Total:	$50,224	100	$52,281	100

OUS revenues by product category:

	2023	%	2022	%
Obstetrics	$ 1,041	5	$ 676	3
Gynecology/ Electrosurgery/ Urology	11,992	54	11,603	57
Neonatal	1,678	8	1,517	8
Blood Pressure Monitoring and Accessories*	7,309	33	6,514	32
Total:	$ 22,020	100	$ 20,310	100

* includes molded components and finished medical and non-medical devices sold to OEM customers.

Looking forward to 2024, UTMD’s largest OEM customer representing $8.6 million in 2023 WW consolidated revenues, including 76% of $8,446 total U.S. OEM sales and 22% of Ireland’s $10,178 international distributor sales, has not provided visibility for demand for the last half of 2024, despite knowledge of significant lead times required for UTMD to obtain necessary custom raw materials. Consequently, UTMD management is conservatively projecting another $5.5 million reduction in annual sales to this OEM customer in 2024. Worst case would be a $6.5 million decline if no more orders were placed in 2024.  In addition, UTMD’s largest OUS distributor, located in China, representing $4.0 million 2023 sales of BPM kits manufactured in Ireland, has placed an annual order for 2024 which is $1.6 million lower than in 2023.  On the basis of these two largest 2023 customers, if net other revenues are flat, 2024 revenues would be about $7.1 million lower than in 2023.

Another key to 2024 sales results will be retaining U.S. Filshie device sales at a similar level as in 2023 with the continuing cloud of unresolved product liability lawsuits. UTMD prefers to not raise prices in 2024, given cost pressures on U.S. hospitals which are dealing with open U.S. immigration.  In summary, with a higher level of uncertainty than in the recent past, management’s best estimate at this time is that 2024 consolidated WW revenues may be in the range of $42 to $43 million, a 14-16% decline. This projection does not include UTMD’s potential success in entering the biopharmaceutical manufacturing controls market directly, or acquiring another source of revenues not currently in UTMD’s portfolio.

b)Gross Profit (GP).

UTMD’s 2023 consolidated GP, the surplus after subtracting costs of manufacturing, which includes purchasing and transporting raw materials, forming components, assembling, inspecting, testing, packaging and sterilizing products, from net revenues, was $30,038 (59.8% of sales) compared to $32,196 (61.6% of sales) in 2022. GP in 2023 was $2,158 (6.7%) lower with a 3.9% decrease in revenues.

The Gross Profit Margin (GPM), which is GP divided by sales, although still very heathy, contracted 1.4 percentage points in 2023 due to the fact manufacturing overhead costs increased while sales decreased.  This overhead dilution effect will continue in 2024, as happened during the COVID-19 pandemic in 2020 when sales declined, because management has decided to not reduce important manufacturing overhead resources in the same proportion as the expected decline in sales. Doing so would sacrifice future UTMD capabilities to grow the Company. UTMD generally did not increase prices after February 2023, except on a specific case-by-case basis for custom OEM work. Although supplier costs for raw materials have continued to increase while the Company also implemented further cost-of-living salary adjustments during 2023 for direct labor employees, management expects to be able to control the productivity of variable manufacturing costs in 2024 consistent with the past after severance is paid for some employees.  In addition, quality assurance costs included in manufacturing overhead are projected to be substantially higher from implementing required clinical reviews under the new Medical Device Regulation for devices used OUS. The resulting 2024 GPM might be five percentage points lower than in 2023, resulting in a decline in GP in the range of 20-23%.

UTMD’s Ireland subsidiary’s (UTMD Ltd’s) 2023 GP was EUR 8,084 compared to EUR 8,538 in 2022. The associated GPMs were 58.9% in 2023 and 60.0% in 2022. Femcare UK 2023 GP was GBP 1,579 compared to GBP 1,297 in 2022. The 2023 UK GPM was 55.3% compared to 52.0% in 2022. A substantial increase in UK Filshie device sales diluted UK manufacturing overhead expense, as UK manufacturing overhead costs are relatively fixed. Femcare Australia and Femcare Canada are simply distribution facilities for UTMD finished devices in their respective countries. GP is the result of subtracting intercompany purchase prices of devices, plus incoming freight, from revenues. Australia 2023 GP was AUD 841 (53.0% of sales) compared to AUD 940 (51.4% of sales) in 2022. Canada 2023 GP was CAD 874 (58.6% of sales) compared to CAD 870 (51.7% of sales) in 2022. In the U.S., GP was $17,750 in 2023 compared to $20,699 in 2022. The U.S. GPM was 51.2% in 2023 compared to 54.8% in 2022. A summation of the above GP of each subsidiary will not yield UTMD’s consolidated total GP because of elimination of profit in inventory of intercompany sales.

c)Operating Income.

Operating Income results from subtracting Operating Expenses from GP. For the year 2023, Operating Income was $16,777 compared to $19,790 in 2022, a 15.2% decrease. The $3,012 decrease in Operating Income was from a combination of $2,158 lower GP and $854 higher Operating Expenses.

The UTMD Ltd (Ireland) Operating Income margin in 2023 was 55.9% compared to 57.2% in 2022.  Femcare UK’s Operating Income margin per US GAAP, which includes the IIA amortization expense of the 2011 acquisition, was negative in both 2023 and 2022.  Femcare Australia’s 2023 Operating Income margin was 32.2% compared to 30.9% in 2022.  Femcare Canada’s 2023 Operating Income margin was 41.8% compared to 37.3% in 2022. UTMD’s 2023 Operating Income margin in the U.S. was 23.5% compared to 31.2% in 2022.  For clarity, the CSI IIA amortization expense hit the U.S. Operating Income margin, and the Femcare IIA amortization expense hit the Femcare UK Operating Income margin.

Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses. Consolidated WW operating expenses were $13,261 (26.4% of sales) in 2023 compared to $12,407 (23.7% of sales) in 2022. The following table provides a comparison of operating expense categories, as well as further segmentation of G&A expenses:

	2023	2022
S&M expenses	$ 1,685	$ 1,507
R&D expenses	560	493
G&A expenses:
a) litigation expense provision	1,660	670
b) corporate legal	13	4
c) outside directors fees	144	131
d) stock option compensation	225	183
e) profit-sharing bonus accrual	718	746
f) outside accounting audit/tax	224	188
g) Femcare IIA amortization	1,977	1,965
h) CSI IIA amortization	3,684	4,421
i) property & liability insurance premiums	108	101
j)all other G&A expenses	2,263	1,998
G&A expenses – total	11,016	10,407
Total Consolidated Operating Expense:	$ 13,261	$ 12,407
Percent of sales:	26.4%	23.7%

Description of Operating Expense Categories:

i) S&M expenses:

S&M expenses in 2023 were $1,685 (3.4% of sales) compared to $1,507 (2.9% of sales) in 2022. The higher expenses were primarily due to higher salaries from cost-of-living adjustments. Consolidated OUS S&M expenses in 2023 compared to 2022 were not affected by FX rate changes as stronger EUR and GBP currency expenses were offset by weaker CAD and AUD expenses.

S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, administering customer agreements, advertising, processing orders, shipping, and paying commissions to outside independent representatives. In markets where UTMD sells directly to end-users, which in 2022-2023 included the U.S., Ireland, UK, Australia, New Zealand, France and Canada, the largest components of S&M expenses were the cost of customer service required to timely process orders and the distribution costs associated with shipping products.

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

ii) R&D expenses:

R&D expenses in 2023 were $560 (1.1% of sales) compared to $493 (0.9% of sales) in 2022. R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture, completing any necessary premarketing clinical trials, regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. Product development (R&D) expenses increased as a result of cost-of-living adjustments. R&D also played a significant role in manufacturing process improvements. No new UTMD devices were launched in 2023.  Due to stringent materials validation requirements for the biopharmaceutical manufacturing industry, UTMD projects R&D expenses in 2024 will be more than 40% higher than in 2023 and represent approximately 2% of revenues.

iii)  G&A expenses:

G&A expenses in 2023 were $11,016 (21.9% of sales) compared to $10,407 (19.9% of sales) in 2022. G&A expenses include the “front office” functional costs of executive management and outside directors, finance and accounting, corporate information systems, human resources, stockholder relations, corporate risk management, corporate governance, protection of intellectual property, amortization of identifiable intangibles and legal costs.  The table above helps identify certain specific categories of G&A expenses which might be of interest to stockholders.

The increase in G&A expenses was due to $990 higher U.S. litigation costs, as well as higher salaries (except the CEO) due to cost-of-living adjustments.  Stronger EUR and GBP relative to the USD increased net foreign currency G&A expenses by $30, compared to what they would have been in 2022.  This includes an FX rate change unfavorable USD impact of $24 (out of the $30 total) from the amortization of Femcare acquisition IIA, which was £1,589 in both 2023 and 2022.

As stockholders likely remember, the non-cash IIA amortization expense related to the Filshie Clip System includes IIA from both the 2011 acquisition of Femcare Group Ltd and the 2019 purchase of the CSI exclusive U.S. distribution rights for the Filshie Clip System. The combined IIA amortization expense in 2023 was 11.3% of total WW consolidated sales ($5,661) compared to 12.2% in 2022 ($6,386).  The decline in percent of sales was due to the completion of the CSI IIA amortization expense in October 2023.

The Femcare IIA amortization expense will continue at the same £397 per calendar quarter rate ending in 1Q 2026 (or until the value of any remaining IIA becomes impaired), subject to changes in the FX rate when converted to USD.

Excluding the non-cash Femcare and CSI IIA amortization expenses, UTMD consolidated operating expenses were $7,599 (15.1% of sales) in 2023 compared to $6,021 (11.5% of sales) in 2022.  The difference was mainly due to $990 higher litigation expenses.  Without the IIA amortization and litigation expenses, UTMD consolidated operating expenses were $5,940 (11.8% of sales) in 2023 compared to $5,351 (10.2% of sales) in 2022.

As none of the U.S. Filshie product liability lawsuits has gone to trial yet, and UTMD’s summary judgement motions remain undecided, projecting 2024 litigation expenses remains difficult if not impossible.  With that said, for purposes of creating a conservative operating plan, management is projecting $2,432 in 2024 litigation expenses compared to $1,660 in 2023.

In summary, with lower revenues, a lower GPM, higher litigation and R&D expenses, offset by the lack of amortization expense of CSI identifiable intangible assets completed in 2023, management projects 2024 Operating Income 24-27% lower than in 2023.

d)Non-operating income/ Non-operating expense, and Income Before Taxes (EBT).

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

Net non-operating income (combination of non-operating income and non-operating expense) was $3,312 in 2023 and $869 in 2022. The higher non-operating income in 2023 compared to 2022 was due to higher interest income on UTMD’s cash balances. A description of components of UTMD’s non-operating income or expense follows:

1)  Interest Expense.  There was no interest expense in 2023 or 2022.  Absent an acquisition or large repurchase of shares that requires new borrowing, UTMD does not expect any interest expense in 2024.

2)  Investment of excess cash.  Consolidated investment income (including gains and losses on sales of investments) was $3,036 in 2023 compared to $661 in 2022. Average cash balances were almost $16 million higher in 2023 than in 2022, with average interest rates higher. UTMD is projecting current interest rates to continue in 2024, leading to another substantial increase in non-operating income if cash is not used to repurchase shares at an attractive price, or acquire another entity or product line. Although UTMD has been repurchasing shares during 1Q 2024, for purposes of providing an estimate of 2024 financial results, management has included $1,000 higher interest income in 2024 compared to 2023.

3)  Royalties.  Royalties in both 2023 and 2022 were $20. Presently, there is only one arrangement which began in 2020 under which UTMD is receiving royalties on its technology.

4)  Gains/ losses from remeasured currency in bank accounts.  UTMD recognized a $5 loss in 2023 compared to a $20 loss in 2022 from losses on remeasured foreign currency bank balances.  EUR currency cash balances in the UK, and GBP currency cash bank balances in Ireland, are subject to remeasured currency translation gains/ losses as a result of period-to-period changes in FX rates.

5)  Other non-operating income or expense.  Income received from renting unused warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees, and other miscellaneous non-operating expenses resulted in net non-operating income of $254 in 2023 compared to a net non-operating income of $196 in 2022.

EBT results from adding net non-operating income to or subtracting net non-operating expense from Operating Income. Consolidated EBT was $20,089 (40.0% of sales) in 2023 compared to $20,659 (39.5% of sales) in 2022.  In other words, despite the inflationary cost pressures diluting UTMD’s GPM and much higher litigation expenses, the Company expanded its EBT Margin (EBT as a percentage of sales) on 3.9% lower sales, yielding just a 2.8% decrease in EBT. In essence, in 2023 higher non-operating income offset lower gross profits from a lower GPM on lower sales and higher litigation expenses.  With much uncertainty surrounding the projections for income and expense categories above, management is estimating about a 16% decline in 2024 EBT compared to 2023.

The 2023 EBT of UTMD Ltd. (Ireland) was €7,680 (56.0% of sales) compared to €8,013 (56.3% of sales) in 2022.  Femcare Ltd’s (UK) 2023 EBT was (£469) compared to (£574) in 2022. Femcare Ltd, as the legal manufacturer of the Filshie Clip System, supports worldwide regulatory requirements in addition to absorbing the IIA amortization expense of the 2011 Femcare Group acquisition. Femcare AUS’s 2023 EBT was AUD 544 (34.3% of sales) compared to AUD 573 (31.3% of sales) in 2022. Femcare Canada’s 2023 EBT was CAD 620 (41.6% of sales) compared to CAD 622 (36.9% of sales) in 2022.

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

	2023	2022
EBT	$20,089	$20,659
Depreciation Expense	623	612
Femcare IIA Amortization Expense	1,977	1,965
CSI IIA Amortization Expense	3,684	4,421
Other Non-Cash Amortization Expense	31	31
Stock Option Compensation Expense	225	183
Remeasured Foreign Currency Balances	6	20
UTMD non-US GAAP EBITDA:	$26,635	$27,891

In summary, UTMD’s 2023 non-US GAAP EBITDA declined 4.5% compared to 2022.  With the above projections for 2024 financial performance in mind, non-US GAAP EBITDA in 2024 is expected to be in the range of $19-20 million.

e)Net Income, Earnings Per Share (EPS) and Return on Equity (ROE).

       i) Net Income

Net Income results after subtracting a provision for estimated income taxes from EBT. UTMD’s Net Income in 2023 was $16,635 (33.1% of sales) compared to $16,473 (31.5% of sales) in 2022. The higher Net Income, despite 2.8% lower EBT, resulted from a lower income tax provision rate, which was 17.2% in 2023 compared to 20.3% in 2022. The primary reason for the lower rate was due to a portion of UTMD’s significant interest income being non-taxable.

In general, year-to-year fluctuations in the combined average income tax provision rate will result from variation in EBT contribution from subsidiaries in jurisdictions with different corporate income tax rates. Taxes in foreign subsidiaries are based on taxable EBT in those sovereignties, which can be different from the contribution to consolidated EBT per US GAAP.  UTMD estimates, barring any new tax law changes which are currently unknown, and assuming cash will be allocated as previously invested, that its combined income tax rate for 2024 will be within the 18%-19% range, yielding Net Income approximately 17% lower than in 2023.

The UK had a corporate income tax rate of 19% for 2022 and 1Q 2023, followed by a 25% rate for the last nine months of 2023.  The UK also allowed a tax deduction for sales of UK patented products which varied from year-to-year based on somewhat complicated rules which are sorted out for UTMD by independent UK tax specialists. The income tax rate for AUS was 30% for both 2023 and 2022. The income tax rate for Canada was about 27.5% for both years. Profits of the Ireland subsidiary were taxed at a 12.5% rate on exported manufactured products, and a 25% rate on rental and other types of income including income from sales of medical devices in Ireland domestically. As UTMD stockholders likely remember, in the U.S., the Federal income tax rate was changed after 2017 to 21% from 34% prior to the 2017 Tax Cut and Jobs Act (TCJA).  Federal taxes are not 21% of U.S. EBT, however, as income taxes paid to the State are a deductible expense for Federal tax purposes, other expenses are not deductible and there remains an R&D tax credit along with other credits, not to mention a special GILTI tax related to foreign income and FDII tax credit related to profits on export sales. The Utah state income tax rate declined to 4.95% from 5% prior to the 2017 TCJA, and the State of Utah enacted income apportionment rules that provide for additional tax relief.

ii) Earnings Per Share (EPS)

EPS are Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS in year 2023 were $4.574 compared to $4.522 in 2022, a 1.2% increase. The increase in EPS was in contrast to a decrease in Operating Income as a result of the 2023 net non-operating income and a stock buy-back in 2Q 2022. Diluted shares were 3,637,071 for the year 2023 compared to 3,643,256 in 2022. Dilution for “in the money” unexercised options for the year 2023 was 8,303 shares compared to 5,934 shares in 2022. Actual outstanding common shares as of December 31, 2023 were 3,629,525. The 2023 EPS exceeded management’s projection at the beginning of the year.

iii) ROE

Achieving a high ROE remains a key management objective for UTMD in order to grow without diluting stockholder interest. ROE is the quotient of Net Income divided by average Stockholders’ Equity, but more specifically it is the product of the Net Income margin, productivity of assets and financial leverage. UTMD’s high Net Income margin is the primary factor that continues to drive its ROE, with low financial leverage and decreasing asset productivity as cash balances rapidly grow. Cash dividends to stockholders and repurchase of shares, on the other hand, help in lowering average Stockholders’ Equity, reducing the denominator in calculating ROE. Building cash balances that increase Stockholders’ Equity, without proportionately increasing Net Income, reduces ROE. UTMD’s 2023 ROE before stockholder dividends was 13.7%.  In comparison, 2022 ROE was 14.9%.

The lower 2023 ROE compared to 2022 was the result of 1.0% higher Net Income coupled with 9.6% higher average Stockholders’ Equity. Average Stockholders’ Equity was $121,284 in 2023 compared to $110,696 in 2022.  UTMD’s Stockholders’ Equity has more than doubled over the last eleven years to $128 million at the end of 2023, despite being reduced by $50 million in dividends plus $16 million in share repurchases over that same period of time. UTMD’s average ROE over the last 31 years was 24%.

Looking forward to 2024, it will obviously be a rebuilding year as it appears likely that revenues from UTMD’s two previous largest customers are likely to be at least $7 million lower. If so, this will pressure UTMD’s GPM as much as five percentage points lower as a result of less absorption of fixed manufacturing overheads which are important resources to retain for the future.  In addition, although impossible to predict reliably, litigation expenses may be another $1 million higher than in 2023 given the slowness of the U.S. judicial system, particularly if some cases eventually go to trial.  Offsetting those negative impacts on financial performance, non-cash CSI IIA amortization expense will be $3.6 million lower than in 2023 and non-operating income from cash balances may be as much as $1 million higher, assuming that a substantial new investment or stock buy-back is not implemented to increase long-term stockholder value.  Although with a high level of uncertainty, management is estimating that UTMD consolidated revenues and net income in 2024 will be about 15% lower and 17% lower, respectively.  Despite a difficult year in comparison to the recent past, the Company expects to continue to operate at a high level in terms of profitability and positive cash generation.

Liquidity and Capital Resources

Cash Flows.

Net cash provided by operating activities in 2023 totaled $22,281 compared to $21,147 in 2022.  Net Income at $162 higher in 2023 compared to 2022 allowed net cash provided by operating activities in 2023, including adjustments for depreciation and other non-cash operating expenses, along with changes in working capital and the tax benefit attributable to exercise of employee incentive stock options, to be $1,134 higher than in 2022. Along with higher Net Income, working capital changes help fund operating activities. Accounts receivable had a $2,780 lower use of cash as a result of decreasing trade accounts receivable (A/R) $2,270 instead of the $511 increase in 2022, and inventories had a $1,683 lower use of cash with just a $670 increase in 2023 compared to a $2,353 increase in 2022 (second order derivatives).  On the other hand, uses of cash included 1) a $1,422 decline in 2023 year-ending accrued expenses instead of a $252 increase at year-end 2022, 2) $714 lower depreciation and amortization in 2023 compared to 2022 and 3) a $293 greater decline in deferred income taxes.  The inventory increase was a hedge against continued supply chain disruption.

In investing activities, during 2023 UTMD used $639 in capital expenditures to purchase new molds and manufacturing equipment and fixtures for expanded capabilities as well as to maintain and improve existing operating capabilities, compared to investing $809 in 2022. Capital expenditures in 2023 exceeded depreciation by $16.

In 2023 UTMD received $117 and issued 1,758 shares of stock upon the exercise of employee stock options. Option exercises in 2023 were at an average price of $66.40 per share. The Company received a $12 tax benefit from option exercises in 2023. UTMD did not repurchase shares of its stock in the open market during 2023.

In comparison, in 2022 UTMD received $174 and issued 3,135 shares of stock upon the exercise of employee and director stock options. Employees exercised a total of 3,501 option shares in 2022, with 366 shares immediately being retired as a result of optionees trading the shares in payment of the exercise price of the options.  Option exercises in 2022 were at an average price of $60.34 per share. The Company received a $6 tax benefit from option exercises in 2022. UTMD repurchased 30,105 shares of its stock in the open market during 2022 at an average cost of $82.88 per share.

UTMD did not borrow in the years 2023 and 2022.  Cash dividends paid to stockholders were $4,282 in 2023 compared to $3,162 in 2022.

Management believes that future income from operations and effective management of working capital will continue to provide the liquidity needed to finance internal growth plans.  In an uncertain economic environment, UTMD’s cash balances allow management to operate with the long-term best interest of stockholders in mind.  Planned 2024 capital expenditures for ongoing operations are expected to be less than depreciation of PP&E, although additional capital expenditure opportunities are being considered.

Management plans to opportunistically utilize cash not needed to support normal operations in one or a combination of the following: 1) in general, to continue to invest at opportune times in ways that will enhance future profitability; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

Management's Outlook.

UTMD remains small compared to many other companies, but its employees are experienced and remain diligent in their work. UTMD’s passion is in providing differentiated clinical solutions that will help improve the outcomes of medical procedures and reduce health risks, particularly for women and their babies.

The safety, reliability and performance of UTMD’s medical devices are consistently high and represent significant clinical benefits while providing minimum total cost of care.  UTMD will continue to leverage its reputation as a device innovator and reliable manufacturer which will responsively take on challenges to work with clinicians who use its specialty devices.  In doing so, UTMD will continue to differentiate itself, especially from its commodity-oriented competitors. In 2024, UTMD plans to

   1)  exploit its pre-qualified status to introduce a line of high-pressure process control transducer configurations directly to biopharmaceutical manufacturers;

2)  continue to leverage OUS distribution and manufacturing synergies by further integrating capabilities and resources in multinational operations;

3)  focus on defending the proven safety and effectiveness of the Filshie Clip System in the U.S.;

4)  introduce additional products helpful to clinicians through product development;

5)  continue to achieve excellent overall financial operating performance despite a contraction in revenues;

6)  utilize positive cash generation to continue providing cash dividends to stockholders and make open market share repurchases if/ when the UTMD share price seems undervalued; and

7)  remain vigilant for affordable accretive acquisition opportunities which may be brought about by difficult economic conditions on small, innovative companies.

The Company has a fundamental focus to do an excellent job in meeting clinicians’ and patients’ needs, while providing stockholders with excellent returns.  In the combined form of cash dividends and share repurchases, UTMD “returned” $4,282 (26% of Net Income) in 2023 compared to $5,658 (34% of Net Income) in 2022 to stockholders.

In 2023, the value of UTMD’s stock declined 16%, ending the year at $84.22/ share, while $1.18 in cash dividends/ share were paid to stockholders. The DJIA, S&P 500 and NASDAQ Composite (where UTMD is traded) indices were all higher in 2023, respectively by 14%, 24% and 43%.

  In comparison, in 2022, the value of UTMD’s stock increased, albeit less than 1%, ending the year at $100.53/ share, while $0.87 in cash dividends/ share were paid to stockholders. The DJIA, S&P 500 and NASDAQ (where UTMD is traded) indices were all lower in 2022, respectively by 9%, 19% and 33%.

The average annually compounded appreciation in UTMD stock value for the last 25 years was 11% per year, substantially outpacing all of the major indices. Adding dividends, UTMD stockholder value increased at an annually compounded rate of 11.8% over the last 25 years since 1998.

Combining share price appreciation as a result of a long-term financial performance and a capital allocation strategy that includes opportunistic share repurchases with steadily growing quarterly cash dividends paid to stockholders since 2004, longer-term UTMD stockholders have experienced excellent returns. Management is committed to continue that performance.

Off Balance Sheet Arrangements

None

Contractual Obligations

The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2023:

Contractual Obligations and Commitments	Total	2024	2025-2026	2027-2028	2029 and thereafter
Long-term debt obligations	$ -	$ -	$ -	$ -	$ -
Operating lease obligations	381	57	97	97	130
Purchase obligations	4,152	4,152	-	-	-
Total	$ 4,533	$ 4,209	$ 97	$ 97	$ 130

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), and in England denominated in the British Pound (GBP). UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP, the Australian Dollar (AUD) and the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9042, .9351 and .8790 EUR per USD as of December 31, 2023, 2022 and 2021, respectively.  Exchange rates were .7850, .8280 and .7388 GBP per USD as of December 31, 2023, 2022 and 2021, respectively. Exchange rates were 1.4652, 1.4695 and 1.3759 AUD per USD on December 31, 2023, 2022 and 2021, respectively. Exchange rates were 1.3204, 1.3532 and 1.2656 CAD per USD on December 31, 2023, 2022, and 2021, respectively. Please see note 1 in Item 8 below under “Translation of Foreign Currencies” for more information.  UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, or by converting currencies as transactions occur.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

By: /s/ Kevin L. Cornwell

Kevin L. Cornwell

Chief Executive Officer

By: /s/ Brian L. Koopman

Brian L. Koopman

Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Utah Medical Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Utah Medical Products, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We did not audit portions of the consolidated financial statements for Femcare Group Limited, a wholly owned subsidiary. The portions not audited by us include assets of $20,479,014 and $23,055,729 as of December 31, 2023, and 2022, respectively and total revenues of $4,581,877, $4,333,431 and $4,419,000 for the years ended December 31, 2023, 2022 and 2021, respectively. Those portions of the consolidated financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as they relate to the amounts included for Femcare Group Limited, is based solely on the reports of the other auditors.

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

Evaluation of income taxes

Description of the Matter:

As discussed in Note 1 to the consolidated financial statements, the Company operates in many parts in the world through its subsidiaries. The Company or one of its subsidiaries will file a tax return in the U.S. federal jurisdiction, in the United Kingdom, in Australia, in Ireland, and in Canada. Due to the complexity with dealing in multiple currencies/countries, along with the various tax laws and significant management judgment, we believe the account to be a critical audit matter.

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

March 25, 2024

Firm ID: 457

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc .

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Femcare Group Limited (the Company), including its subsidiaries, as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the assessment of the revenue as a critical audit matter due to its inherent risk of understatement. The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for dispatching goods and raising invoices to customers. We tested a sample of orders during the year to establish that these were dispatched and invoiced.  We evaluated the Company’s determination of the recoverability of any unpaid receivables at 31 December 2023.

We also identified the assessment of the valuation of intangible assets as a critical audit matter.  Intangible assets are valued at cost and amortised using the straight-line method over the useful economic life of the asset. Goodwill is carried at cost and tested for impairment annually. We identified the valuation of intangible assets and goodwill as a critical audit matter due to their materiality to the financial statements. We reviewed and tested the Company’s calculations in respect of amortisation and evaluated the Company’s determination of the carrying value as at 31 December 2023.

NORTONS ASSURANCE LIMITED

We have served as the Company’s auditor since 2011.

Reading, United Kingdom

25 March, 2024

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS AS OF
DECEMBER 31, 2023 AND 2022
(In thousands)

	2023	2022
ASSETS
Current assets:
Cash	$ 92,868	$ 75,052
Accounts and other receivables, net (note 2)	3,391	5,538
Inventories (note 2)	9,582	8,814
Prepaid expenses and other current assets	428	515
Total current assets	106,269	89,919
Property and equipment, net (notes 4 and 10)	10,551	10,224
Goodwill	13,692	13,354
Other intangible assets (note 2)	54,296	52,755
Other intangible assets - accumulated amortization	(49,350)	(42,378)
Other intangible assets, net (note 2)	4,946	10,377
Total assets	$ 135,458	$ 123,874

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 769	$ 1,218
Accrued expenses (note 2)	3,941	4,742
Total current liabilities	4,710	5,960
Long term lease liability	295	341
Long term income tax payable (REPAT tax) (note 7)	698	1,256
Deferred tax liability - intangible assets	1,120	1,514
Deferred income taxes (note 7)	322	549
Total liabilities	7,145	9,620
Commitments and contingencies (notes 6 and 12)	-	-
Stockholders' equity:
Common stock, $0.01 par value; 50,000 shares authorized, issued 3,630 shares in 2023 and 3,628 shares in 2022	36	36
Accumulated other comprehensive loss	(10,658)	(12,039)
Additional paid-in capital	594	251
Retained earnings	138,341	126,006
Total stockholders' equity	128,313	114,254

Total liabilities and stockholders' equity	$ 135,458	$ 123,874

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME FOR THE
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands, except per share amounts)

	2023	2022	2021
Sales, net (notes 1, 3, 9 and 11)	$ 50,224	$ 52,281	$ 49,054

Cost of goods sold	20,186	20,085	18,137
Gross profit	30,038	32,196	30,917

Operating expense:
Sales and marketing	1,685	1,507	1,414
Research and development	560	493	526
General and administrative	11,016	10,406	10,097
Operating income	16,777	19,790	18,880

Other income (expense):
Dividend and interest income	3,036	661	166
Royalty income (note 12)	20	20	15
Other, net	256	188	-
Income before provision for income taxes	20,089	20,659	19,061

Provision for income taxes (note 7)	3,454	4,186	4,273
Net income	$ 16,635	$ 16,473	$ 14,788

Earnings per common share (basic) (note 1)	$ 4.58	$ 4.53	$ 4.05

Earnings per common share (diluted) (note 1)	$ 4.57	$ 4.52	$ 4.04

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ 1,381	$ (2,986)	$ (773)
Total comprehensive income	$ 18,016	$ 13,487	$ 14,015

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW FOR THE
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$ 16,635	$ 16,473	$ 14,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	623	612	636
Amortization	5,692	6,417	6,645
Provision for losses on accounts receivable	(33)	30	24
Amortization of operating lease assets	53	53	3
Deferred income taxes	(693)	(401)	(92)
Stock-based compensation expense	225	183	166
Tax benefit attributable to exercise of stock options	12	6	39
(Increase) decrease in:
Accounts receivable	2,270	(511)	(1,088)
Other receivables	-	(14)	(42)
Inventories	(670)	(2,353)	(485)
Prepaid expenses and other current assets	45	(64)	(81)
Increase (decrease) in:
Accounts payable	(456)	464	(23)
Accrued expenses	(1,422)	252	713
Net cash provided by operating activities	22,281	21,147	21,203

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(639)	(809)	(552)
Intangible assets	-	(9)	-
Net cash (used in) investing activities	(639)	(818)	(552)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	117	174	560
Common stock purchased and retired	-	(2,495)	-
Dividends paid	(4,282)	(3,163)	(11,465)
Net cash (used in) financing activities	(4,165)	(5,484)	(10,905)

Effect of exchange rate changes on cash	339	(767)	(362)
Net increase in cash and cash equivalents	17,816	14,078	9,384
Cash at beginning of year	75,052	60,974	51,590
Cash at end of year	$ 92,868	$ 75,052	$ 60,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$ 4,827	$ 4,970	$ 4,617
Cash paid during the year for interest	-	-	-

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2020	3,643	$ 36	$ 115	$ (8,280)	$ 110,951	$ 102,822
Shares issued upon exercise of employee stock options for cash	14	-	787	-	-	787
Shares received and retired upon exercise of stock options	(2)	-	(227)	-	-	(227)
Stock option compensation expense	-	-	166	-	-	166
Foreign currency translation adjustment	-	-	-	(773)	-	(773)
Common stock dividends	-	-	-	-	(10,425)	(10,425)
Net income	-	-	-	-	14,788	14,788
Balance at December 31, 2021	3,655	$ 36	$ 842	$ (9,053)	$ 115,314	$ 107,138
Shares issued upon exercise of employee stock options for cash	4	-	211	-	-	211
Shares received and retired upon exercise of stock options	(1)	-	(37)	-	-	(37)
Stock option compensation expense	-	-	183	-	-	183
Common stock purchased and retired	(30)	-	(947)	-	(1,548)	(2,495)
Foreign currency translation adjustment	-	-	-	(2,986)	-	(2,986)
Common stock dividends	-	-	-	-	(4,233)	(4,233)
Net income	-	-	-	-	16,473	16,473
Balance at December 31, 2022	3,628	$ 36	$ 252	$ (12,039)	$ 126,006	$ 114,255
Shares issued upon exercise of employee stock options for cash	2	-	117	-	-	117
Stock option compensation expense	-	-	225	-	-	225
Foreign currency translation adjustment	-	-	-	1,381	-	1,381
Common stock dividends	-	-	-	-	(4,300)	(4,300)
Net income	-	-	-	-	16,635	16,635
Balance at December 31, 2023	3,630	$ 36	$ 594	$ (10,658)	$ 138,341	$ 128,313

See accompanying notes to financial statements.

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022 and 2021

Currency amounts are in thousands except per-share amounts and where noted.

Note 1 – Summary of Significant Accounting Policies

Organization

Utah Medical Products, Inc. with headquarters in Midvale, Utah and its wholly-owned operating subsidiaries, Femcare Limited located in Romsey, Hampshire, England, Femcare Australia Pty Ltd located in Castle Hill, NSW, Australia, Utah Medical Products Canada, Inc. (dba Femcare Canada) located in Mississauga, Ontario, Canada and Utah Medical Products Ltd., which operates a manufacturing facility in Athlone, Ireland, (in the aggregate, the Company) are in the primary business of developing, manufacturing and globally distributing specialized medical devices for the healthcare industry.  The Company’s broad range of products includes those used in critical care areas and the labor and delivery departments of hospitals, as well as outpatient clinics and physicians’ offices.  Products are sold directly to end-user facilities in the U.S., Ireland, UK, Canada, France and Australia, and through third party distributors in other outside the U.S. (OUS) markets.  Domestically, until February 1, 2019, Femcare Ltd had an exclusive U.S. distribution relationship with CooperSurgical, Inc. (CSI) for the Filshie Clip System.  UTMD also sells subcontract manufactured components and finished products to over 120 companies in the U.S. for their medical and non-medical products.

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

The Company's customer base consists of hospitals, medical device distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies. Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2023 except under an extreme global financial crisis.

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, trade names, customer relationships, regulatory approvals & product certifications, license rights and non-compete agreements are capitalized, and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD’s goodwill is tested for impairment annually, in the fourth quarter of each year, in accordance with ASC 350. UTMD also performs impairment tests contemporaneously, if circumstances change that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determines that its goodwill is impaired, a second step is completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future.  Estimated future amortization expenses on intangible assets held as of December 31, 2023, using the 2023 year-end 1.2739 USD/GBP and 0.6825 USD/AUD currency exchange rates, is about $1,931 in 2024, $1,931 in 2025, $422 in 2026, $10 in 2027, and $8 in 2028 (see note 2).

In 2019, $21,000 in intangible assets were acquired from CSI.  This intangible asset was fully amortized in 2023 (see note 15).

Stock-Based Compensation

At December 31, 2023, the Company has stock-based employee compensation plans, which are described more fully in note 8.  The Company accounts for stock compensation under ASC 718, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. In 2023, the Company recognized $225 in stock-based compensation cost compared to $183 in 2022 and $166 in 2021.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and any related penalties in income taxes. The Company did not recognize any tax-related interest expense or have any tax penalties in 2023, 2022 or 2021.

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on previous experience and known risk.  The reserve for legal costs at December 31, 2023 and 2022 was $257 and $204, respectively (see note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2023	2022	2021
Weighted average number of shares outstanding – basic	3,629	3,637	3,647
Dilutive effect of stock options	8	6	13
Weighted average number of shares outstanding, assuming dilution	3,637	3,643	3,660

Presentation of Sales and Similar Taxes

Sales tax on revenue-producing transactions is recorded as a liability when the sale occurs.  UTMD is not required to withhold sales tax on OUS sales, and at least 90% of domestic 2023 sales were to customers who are tax exempt or who are in jurisdictions where UTMD is not required to withhold sales tax.

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

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2023	2022
Accounts and other receivables:
Accounts receivable	$3,488	$5,720
Accrued interest and other	53	51
Less allowance for doubtful accounts	(151)	(182)
Total accounts and other receivables	$3,390	$5,589

Inventories:	.
Finished products	$1,685	$1,896
Work-in-process	1,503	1,193
Raw materials	6,394	5,725
Total inventories	$9,582	$8,814
Goodwill:
Balance as of January 1	$13,354	$14,098
Effect of foreign exchange	338	(744)
Subtractions as a result of impairment	-	-
Total Goodwill as of December 31	$13,692	$13,354

Other Identifiable Intangible Assets:
Patents	$2,209	$2,198
Non-compete agreements	127	121
Trademarks & trade names	9,360	8,887
Customer relationships	9,108	8,635
Distribution agreements	21,000	21,000
Right-of-Use Asset	342	395
Regulatory approvals & product certifications	12,150	11,519
Total Other Identifiable Intangible Assets	54,296	52,755
Accumulated amortization	(49,350)	(42,378)
Other Identifiable Intangible Assets, Net	$4,946	$10,377

Accrued expenses:
Income taxes payable (receivable)	$327	$337
Payroll and payroll taxes	1,294	1,318
Reserve for litigation costs	257	204
Other	2,063	2,883
Total accrued expenses	$3,941	$4,742

Note 3 – Quarterly Results of Operations (Unaudited)

	Unaudited Quarterly Data for 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$12,520	$12,866	$12,505	$12,333
Gross Profit	7,843	7,739	7,359	7,098
Net Income	4,214	4,200	3,935	4,287
Earnings Per Common Share (Diluted)	1.16	1.15	1.08	1.18

	Unaudited Quarterly Data for 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$12,323	$13,428	$12,955	$13,575
Gross Profit	7,533	8,151	8,186	8,327
Net Income	3,534	4,103	4,280	4,555
Earnings Per Common Share (Diluted)	0.96	1.12	1.18	1.25

	Unaudited Quarterly Data for 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$10,964	$12,604	$12,572	$12,914
Gross Profit	6,947	7,785	8,073	8,112
Net Income	3,024	3,426	4,206	4,131
Earnings Per Common Share (Diluted)	0.83	0.94	1.15	1.13

Note 4 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2023	2022
Land	$1,638	$1,593
Buildings and improvements	13,907	13,601
Furniture, equipment and tooling	17,315	17,068
Construction-in-progress	1,413	906
Total	34,273	33,168
Accumulated depreciation	(23,722)	(22,944)
Property and equipment, net	$10,551	$10,224

Included in the Company’s consolidated balance sheet are the assets of its manufacturing and administrative facilities in Utah, Canada, England, Australia and Ireland.  Property and equipment, by geographic area, are as follows:

	December 31, 2023
	U.S. & Canada	England & Australia	Ireland	Total
Land	$621	$637	$380	$1,638
Buildings and improvements	6,584	3,194	4,129	13,907
Furniture, equipment and tooling	15,075	732	1,508	17,315
Construction-in-progress	913	3	497	1,413
Total	23,193	4,566	6,514	34,273
Accumulated depreciation	(18,701)	(1,464)	(3,557)	(23,722)
Property and equipment, net	$4,492	$3,102	$2,957	$10,551

	December 31, 2022
	U.S. & Canada	England & Australia	Ireland	Total
Land	$621	$605	$367	$1,593
Buildings and improvements	6,566	3,043	3,992	13,601
Furniture, equipment and tooling	14,950	693	1,425	17,068
Construction-in-progress	412	-	494	906
Total	22,549	4,341	6,278	33,168
Accumulated depreciation	(18,369)	(1,229)	(3,346)	(22,944)
Property and equipment, net	$4,180	$3,112	$2,932	$10,224

Note 5 – Long-term Debt

None in 2022 and 2023.

Note 6 – Commitments and Contingencies

Purchase Obligations

The Company has obligations to purchase raw materials for use in its manufacturing operations.  The Company has the right to make changes in, among other things, purchase quantities, delivery schedules and order acceptance.

Product Liability

The Company is self-insured for product liability risk. “Product liability” is an insurance industry term for the cost of legal defense and damages awarded to patients allegedly injured as a result of use of a company’s product.  The Company maintains a reserve to cover product liability litigation expenses and possible damages consistent with its experience going back decades. Although product liability litigation expenses at $1,660 in 2023, $670 in 2022 and $22 in 2021 were high relative to history, they were not material to overall consolidated financial results.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at December 31, 2023 or December 31, 2022.

Litigation

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of a medical device business. Presently, except for Filshie clip lawsuits, there is no litigation or threatened litigation where UTMD is a defendant. The Company expects that the outcome of the Filshie clip litigation will not be material to overall consolidated financial results. The Company applies its accounting policy to accrue legal costs that can be reasonably estimated.

Note 7 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2023	2022	2021
Inventory write-downs and differences due to UNICAP	$110	$103	$88
Allowance for doubtful accounts	31	39	31
Accrued liabilities and reserves	90	90	58
Depreciation and amortization	(1,673)	(2,295)	(2,859)
Deferred income taxes, net	$(1,442)	$(2,063)	$(2,682)

The components of income tax expense are as follows:

	Years ended December 31,
	2023	2022	2021
Current	$4,075	$4,632	$3,983
Deferred	(621)	(446)	290
Total	$3,454	$4,186	$4,273

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2023	2022	2021
Federal income tax expense at the statutory rate	$2,346	$2,620	$2,520
State income taxes	439	490	448
Foreign income taxes (blended rate)	951	1,129	1,010
R&D tax credits and manufacturing profit deduction	(3)	(3)	(6)
Tax-exempt income	(195)	-	-
Change in Rate	-	-	391
Other	(84)	(50)	(90)
Total	$3,454	$4,186	$4,273

The domestic and foreign components of income before income tax expense were as follows:

	Years ended December 31,
	2023	2022	2021
Domestic	$11,170	$12,475	$12,004
Foreign	8,919	8,184	7,057
Total	$20,089	$20,659	$19,061

Note 8 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 285 thousand shares of common stock, of which 84 thousand are outstanding as of December 31, 2023.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of stockholder value.  Changes in stock options were as follows:

	Shares (000’s)	Price Range Per Share
2023
Granted	19	$77.07 - 77.07
Expired or canceled	0.4	77.05 - 77.05
Exercised	2	49.18 - 77.05
Total outstanding at December 31	84	49.18 - 82.60
Total exercisable at December 31	50	49.18 - 82.60

	Shares (000’s)	Price Range Per Share
2022
Granted	21	$82.60 - 82.60
Expired or canceled	2	33.30 - 77.05
Exercised	4	33.30 - 77.05
Total outstanding at December 31	67	33.30 - 77.05
Total exercisable at December 31	40	33.30 - 77.05

	Shares (000’s)		Price Range Per Share
2021
Granted	-	$	- - -
Expired or canceled	3		74.64 - 77.05
Exercised	14		26.52 - 77.05
Total outstanding at December 31	52		33.30 - 77.05
Total exercisable at December 31	34		33.30 - 77.05

For the years ended December 31, 2023, 2022 and 2021, the Company reduced current income taxes payable by $12, $6 and $39, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2023, the Company recognized $225 in equity compensation cost, compared to $183 in 2022 and $166 in 2021.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2023	2022	2021
Expected dividend amount per quarter	$0.3090	$0.3050	$-
Expected stock price volatility	31.67%	29.87%	-
Risk-free interest rate	4.75%	4.09%	-
Expected life of options	5.6 years	5.7 years	-

The per share weighted average fair value of options granted during 2023 is $25.09 and in 2022 is $25.34. No options were granted in 2021.

All UTMD options vest over a four-year service period.  At December 31, 2023 there was $702 total unrecognized compensation expense related to non-vested stock options under the plans. A $225 portion of the cost is expected to be recognized over the next twelve months, and the remaining $477 recognized over the next 4 years. Expected dividend amounts were estimated based on the actual cash dividend rate at the time the options were granted and an estimate of future dividends based on past dividend rate changes as well as management’s expectations of future dividend rates over the expected holding period of the options.  Expected volatility is based on UTMD’s historical volatility over recent periods of time and trends in that volatility, giving weight to more recent periods.  Risk free interest rates were estimated based on actual U.S. Treasury Securities Interest rates as reported by the Federal Reserve Bank for periods of time equivalent to the holding periods estimated for the options on the dates the options were granted.  Expected term of options were estimated based on historical holding periods for similar options previously granted by UTMD to employees and directors.

The following table summarizes information about stock options outstanding at December 31, 2023:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Actual Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$49.18	-	74.64	23,841	3.18	$63.44	23,841	$63.44
77.05	-	82.60	60,460	8.22	78.95	24,644	78.21
$49.18	-	82.60	84,301	6.79	$74.56	48,485	$70.95

	2023	2022	2021
Intrinsic Value of Stock Options Exercised	$31	$141	$591
Intrinsic Value of Stock Options Outstanding	$814	$1,812	$1,595

Note 9 – Geographic Information

The Company had sales in the following geographic areas based on the customer’s country of domicile:

	2023	2022	2021
United States	$30,413	$34,524	$31,758
Europe	8,918	7,214	7,434
Other	10,893	10,543	9,862

Note 10 – Long-lived Assets by Geographic Area

The Company’s long-lived assets by geographic area were as follows:

	2023	2022	2021
United States	$11,462	$14,875	$19,104
England	13,838	15,184	19,339
Ireland	2,963	2,954	2,990
Australia	336	337	392
Canada	589	593	653

Note 11 – Revenues by Product Category and Geographic Region

Global revenues by product category:

	2023	2022	2021
Obstetrics	$4,592	$4,661	$4,675
Gynecology/ Electrosurgery/ Urology	22,300	21,841	21,973
Neonatal	6,863	7,567	6,691
Blood Pressure Monitoring and Accessories	16,469	18,212	15,715
Total:	$50,224	$52,281	$49,054

Included in the Global revenues (above) were OUS revenues by product category:

	2023	2022	2021
Obstetrics	$1,041	$676	$735
Gynecology/ Electrosurgery/ Urology	11,992	11,603	11,053
Neonatal	1,678	1,517	1,347
Blood Pressure Monitoring and Accessories	7,309	6,514	5,260
Total:	$22,020	$20,310	$18,395

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

In 2023, 2022 and 2021, UTMD received royalties of $20, $20 and $15, respectively, for the use of intellectual property.

UTMD had $4,529 in operating lease and purchase commitments as of December 31, 2023.

Note 13 – Employee Benefit Plans

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and contributory retirement plans for Ireland, UK, Australia and Canada employees.  The Company’s matching contribution is determined annually by the board of directors.  Company contributions were approximately $184, $159 and $165 for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 14 – Leases

UTMD has operating leases for a portion of its parking lot at its Midvale facility and an automobile at its Ireland facility.  The remaining lease term on the parking lot is 8 years and on the automobile is 6 months.  There are no options to extend or terminate the leases.  The parking lot lease contains a provision that requires an adjustment every five years to the lease payment based on the change in the Consumer Price Index.  This adjustment occurred in 2021 requiring an increase of $87 to the value of the right-of-use asset and lease liabilities. UTMD has no other leases yet to commence.  As neither lease contains implicit rates, UTMD’s incremental borrowing rate, based on information available at adoption date, was used to determine the present value of the leases.

Operating lease costs for the years ended December 31, 2023, 2022, and 2021 were $65, $64, and $63, respectively.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

As of December 31, 2023
Operating lease right-of-use assets	$342
Operating lease liabilities, current (included in Accrued Expenses)	47
Operating lease liabilities, long-term	295
Total operating lease liabilities	$342
Maturities of operating lease liabilities at December 31, 2023 were as follows (in thousands):	As of December 31, 2023
2024	$45
2025	41
2026	42
2027	43
2028	44
Thereafter	125
Total lease payments	$381
Less: imputed interest	(39)
Total lease liabilities	$342

The following table provides information on the lease terms and discount rates:	As of December 31, 2023
Weighted-average remaining lease term (in years)	7.4 years
Weighted-average discount rate	3.0%

Note 15 – Distribution Agreement Purchase

UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019, after which CSI no longer had the right to sell the Filshie Clip System and UTMD distributed the Filshie Clip System directly to clinical facilities in the U.S. The $21,000 purchase price represented an identifiable intangible asset which was straight-line amortized and recognized as part of G&A expenses over the 4.75 year remaining life of the prior CSI distribution agreement with Femcare.  The agreement became fully amortized in 4th quarter 2023.  As part of the agreement, UTMD also purchased the remaining CSI inventory for approximately $2,100.

Note 16 – Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 2023.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	2023	2022	2021
Numerator (in thousands)
Net income	16,635	16,473	14,788

Denominator
Weighted average shares, basic	3,629	3,637	3,647
Dilutive effect of stock options	8	6	13
Diluted shares	3,637	3,643	3,660

Earnings per share, basic	4.58	4.53	4.05
Earnings per share, diluted	4.57	4.52	4.04

Note 17 – Recent Accounting Pronouncements

The Company has determined that other recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

Note 18 – Subsequent Events

The Company evaluated its December 31, 2023 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

During 2023, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2023, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2023.  Management's report appears on page 34 of this Form 10-K under the caption "Management's Report on Internal Control Over Financial Reporting" and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.

There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2023, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

Rule 10b5-1 Trading Plans.

During 2023, none of UTMD’s directors or executive officers adopted Rule 10b5-1, and none of UTMD’s directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2024 annual meeting of stockholders under the captions,

•“PROPOSAL NO. 1. ELECTION OF DIRECTORS: General,” and “Directors and Nominees,”

•“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS,” and

•“EXECUTIVE OFFICER COMPENSATION: 2023 Director Compensation,”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2024 annual meeting of stockholders under the captions,

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

The information from the definitive proxy statement of the registrant for the 2024 annual meeting of stockholders under the captions,

•“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and

•“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2024 annual meeting of stockholders under the captions,

•“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2024 annual meeting of stockholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2024 annual meeting of stockholders under the caption “PROPOSAL NO 2. RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: Fees billed by Haynie & Company,” “Audit Committee Policy and Approval,” and “Auditor Independence” are incorporated herein by reference.

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

3.Exhibits.

Exhibit #	Title of Document	Location
3.1	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
3.2	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3.3	Bylaws	Incorporated by Reference (2)
10.1	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (3)
10.2	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (3)
10.3	Utah Medical Products, Inc., 2003 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (4)
10.4	Utah Medical Products, Inc., 2013 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (5)
10.5	Summary of Officer and Director Compensation	This filing
21	Subsidiaries of Utah Medical Products, Inc.	This filing
23.1	Consent of Haynie & Company, UTMD’s independent auditors for the years ended December 31, 2023 and December 31, 2022	This filing
23.2	Consent of Nortons Assurance Limited, Femcare Group Limited’s independent auditors for the years ended December 31, 2023 and December 31, 2022	This filing
31.1	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
32.1	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
101

The following financial information from the Utah Medical Products, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Financial Statements, tagged in detail.

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

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 25th day of March 2024.

UTAH MEDICAL PRODUCTS, INC.

By:/s/ Kevin L. Cornwell

Kevin L. Cornwell

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of March 2024.

By:   /s/ James H. Beeson

James H. Beeson, Director

By:   /s/ Kevin L. Cornwell

Kevin L. Cornwell, Director

By:   /s/ Ernst G. Hoyer

Ernst G. Hoyer, Director

By:   /s/ Barbara A. Payne

Barbara A. Payne, Director

By:   /s/ Paul O. Richins

Paul O. Richins, Director