Form 10-Q
period 2024-03-31
UTAH MEDICAL PRODUCTS INC
filed 2024-05-10
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2024: 3,528,426.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2024 AND DECEMBER 31, 2023
(in thousands)
	(unaudited)	(audited)
	MARCH 31, 2024	DECEMBER 31, 2023
ASSETS
Current assets:
Cash & Investments	$ 93,808	$ 92,868
Accounts & other receivables, net	3,591	3,391
Inventories	9,240	9,582
Other current assets	510	428
Total current assets	107,149	106,269
Property and equipment, net	10,266	10,551
Goodwill	13,638	13,692
Other intangible assets	54,029	54,296
Other intangible assets - accumulated amortization	(49,641)	(49,350)
Other intangible assets, net	4,388	4,946
Total assets	$ 135,441	$ 135,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 998	$ 769
Accrued expenses	4,476	3,941
Total current liabilities	5,474	4,710
Deferred tax liability – Femcare IIA	986	1,120
Other long term liabilities	698	698
Long-term lease liability	285	295
Deferred income taxes	256	322
Total liabilities	7,699	7,145

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued and outstanding - March 31, 2024, 3,588 shares and December 31, 2023, 3,628 shares	36	36
Accumulated other comprehensive loss	(11,289)	(10,658)
Additional paid-in capital	0	594
Retained earnings	138,995	138,341
Total stockholders' equity	127,742	128,313

Total liabilities and stockholders' equity	$ 135,441	$ 135,458

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023
(in thousands, except per share amounts - unaudited)
	THREE MONTHS ENDED MARCH 31,
	2024	2023
Sales, net	$ 11,340	$ 12,520

Cost of goods sold	4,574	4,677
Gross profit	6,766	7,843

Operating expense
Selling, general and administrative	2,617	3,260
Research & development	266	144
Total operating expenses	2,883	3,404
Operating income	3,883	4,439

Other income	915	680
Income before provision for income taxes	4,798	5,119

Provision for income taxes	842	905
Net income	$ 3,956	$ 4,214

Earnings per common share (basic)	$ 1.09	$ 1.16

Earnings per common share (diluted)	$ 1.09	$ 1.16

Shares outstanding (basic)	3,618	3,628

Shares outstanding (diluted)	3,618	3,636

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ (631)	$ 549
Total comprehensive income	$ 3,325	$ 4,763

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023
(in thousands - unaudited)
	THREE MONTHS ENDED MARCH 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,956	$ 4,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	156	155
Amortization	513	1,596
Provision for losses on/(recovery of) accounts receivable	(8)	1
Amortization of right-of-use assets	14	13
Deferred income taxes	(192)	(3)
Stock-based compensation expense	79	50
Tax benefit attributable to exercise of stock options	9	2
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(214)	1,789
Inventories	271	(1,084)
Prepaid expenses and other current assets	(87)	25
Accounts payable	230	(193)
Accrued expenses	549	350
Total adjustments	1,320	2,701
Net cash provided by operating activities	5,276	6,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(22)	(43)
Proceeds from sale of equipment	27	-
Net cash provided by/(used in) investing activities	5	(43)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	96	21
Common stock purchased and retired	(2,990)	-
Payment of dividends	(1,089)	(1,070)
Net cash used in financing activities	(3,983)	(1,049)

Effect of exchange rate changes on cash	(358)	37
Net increase in cash and cash equivalents	940	5,860
Cash at beginning of period	92,868	75,052
Cash at end of period	$ 93,808	$ 80,912

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 105	$ 129
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023
(in thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2023	3,630	$ 36	$ 593	$ (10,658)	$ 138,341	$ 128,313
Shares issued upon exercise of employee stock options for cash	2	-	96	-	-	96
Stock option compensation expense	-	-	79	-	-	79
Common stock purchased and retired	(43)	-	(769)	-	(2,221)	(2,990)
Foreign currency translation adjustment	-	-	-	(631)	-	(631)
Common stock dividends	-	-	-	-	(1,081)	(1,081)
Net income	-	-	-	-	3,956	3,956
Balance at March 31, 2024	3,588	$ 36	$ -	$ (11,289)	$ 138,995	$ 127,742

Balance at December 31, 2022	3,628	$ 36	$ 251	$ (12,039)	$ 126,006	$ 114,254
Shares issued upon exercise of employee stock options for cash	-	-	21	-	-	21
Stock option compensation expense	-	-	50	-	-	50
Foreign currency translation adjustment	-	-	-	549	-	549
Common stock dividends	-	-	-	-	(1,070)	(1,070)
Net income	-	-	-	-	4,214	4,214
Balance at March 31, 2023	3,628	$ 36	$ 322	$ (11,491)	$ 129,150	$ 118,018

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1) The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2023.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

(2) Recent Accounting Standards.

The Company has determined that recently issued accounting standards will either have no material impact on its consolidated financial position, results of operations or cash flows, or will not apply to its operations.

(3) Inventories at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
Finished goods	$1,634	$1,685
Work-in-process	1,302	1,503
Raw materials	6,304	6,394
Total	$9,240	$9,582

(4) Stock-Based Compensation. At March 31, 2024, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2024 and March 31, 2023, the Company recognized $79 and $50, respectively, in stock-based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2023 or March 31, 2024.

(6)  1Q 2024 global revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$803	$222	$1,025
Gynecology/Electrosurgery/Urology	2,353	3,108	5,461
Neonatal	1,247	395	1,642
Blood Pressure Monitoring and Accessories	1,788	1,424	3,212
Total	$6,191	$5,149	$11,340

(7) Exclusive U.S. Filshie Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution and use of intellectual property rights for the Filshie® Clip System from CooperSurgical, Inc. (CSI) effective February 1, 2019. The $21,000 purchase price represented an identifiable intangible asset which was straight-line amortized and recognized as part of G&A expenses over the 4.75 year remaining life of the CSI Agreement with Femcare ended in October 2023.

(8) Earnings Per Share. Basic earnings per share were calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during each applicable period.  Diluted earnings per share were calculated by assuming the exercise of stock options at the closing price of stock at the end of first quarter 2024 and 2023, as applicable.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended
	March 31,
	2024	2023
Numerator
Net income	3,956	4,214

Denominator
Weighted average shares, basic	3,618	3,628
Dilutive effect of stock options	-	8
Diluted shares	3,618	3,636

Earnings per share, basic	$ 1.09	$ 1.16
Earnings per share, diluted	$ 1.09	$ 1.16

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its March 31, 2024 financial statements.  After March 31, 2024 through May 3, 2024, the Company made additional repurchases of 63,985 shares of its stock in the open market for $4,323, at an average price of $67.57 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2023 provided a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three-month period in comparison with a previous three-month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in the first quarter (1Q) of 2024 compared to 1Q 2023 were as follows::

	1Q 2024	1Q 2023	change
Net Sales	$ 11,340	$ 12,520	(9.4%)
Gross Profit	6,766	7,843	(13.7%)
Operating Income	3,883	4,439	(12.5%)
Income Before Tax	4,798	5,119	(6.3%)
Net Income	3,956	4,214	(6.1%)
Earnings per Share (diluted)	$ 1.093	$ 1.159	(5.7%)

Profit margins in 1Q 2024 compared to 1Q 2023 follow:

	1Q 2024 (JAN – MAR)	1Q 2023 (JAN – MAR)
Gross Profit Margin (Gross Profit/ sales):	59.7%	62.6%
Operating Income Margin (Operating Income/ sales):	34.2%	35.5%
EBT Margin (Profits before Income Taxes/ sales):	42.3%	40.9%
Net Income Margin (Profit after Taxes/ sales):	34.9%	33.7%

Domestic sales in 1Q 2024 were 14% lower and sales outside the U.S. (OUS) were 3% lower, in USD terms, compared to 1Q 2023.  Using the same foreign currency exchange (FX) rates for sales not invoiced in USD, i.e. in “constant currency” terms, OUS sales were 4% lower. Although 31% of consolidated USD sales were invoiced in foreign currencies, the change in FX rates for OUS sales had a minor impact on period-to-period relative financial results. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1Q 2024 and 1Q 2023 follow:

	1Q 2024	1Q 2023	Change
GBP	1.267	1.215	4.3%
EUR	1.083	1.078	0.4%
AUD	0.658	0.685	(4.1%)
CAD	0.742	0.739	0.4%

The weighted-average positive impact on foreign currency sales was 1.2%, increasing reported USD sales $40 relative to the same foreign currency sales in 1Q 2023.  In constant currency terms, total consolidated 1Q 2024 sales were $1,220 (9.7%) lower than in 1Q 2023.

UTMD’s 1Q 2024 Gross Profit at $6,766 was $1,077 lower than 1Q 2023 Gross Profit of $7,843.  The 13.7% lower Gross Profit was the result of 9.4% lower sales combined with a Gross Profit Margin (GPM), Gross Profit/revenues, almost three percentage points lower than in 1Q 2023. The lower GPM was due to manufacturing overhead costs which did not decline proportionately to the sales decline. However, the decline in GPM was less than expected due to a favorable product mix and improved direct labor productivity.

Consolidated Operating Income, which is Gross Profit less Operating Expense, in 1Q 2024 at $3,883 (34.2% of sales) was $556 lower than 1Q 2023 Operating Income of $4,439 (35.5% of sales).  The Operating Income decline was less than the Gross Profit decline as a result of the favorable impact in general & administrative (G&A) expenses of having the CooperSurgical Inc (CSI) Identifiable Intangible Asset (IIA) fully amortized in 4Q 2023.  The CSI IIA amortization expense was $1,105 in 1Q 2023 (and zero in 1Q 2024).  Offsetting the lower CSI IIA amortization expense in G&A expenses were $342 higher litigation expenses. Combining the changes in CSI IIA amortization and litigation costs with other G&A expense increases, total consolidated G&A expenses were just $668 lower in 1Q 2024 than in 1Q 2023. The other components of Operating Expense, Product Development (R&D) expenses and Sales & Marketing (S&M) expenses, were $122 and $25 higher in 1Q 2024 than in 1Q 2023, respectively.  The higher R&D expense was related to certification of UTMD’s own biopharma manufacturing pressure sensors. In sum, Operating Expenses were $522 lower in 1Q 2024 than in 1Q 2023.

Income Before Tax (EBT) benefitted again from higher interest income on UTMD’s cash reserves.   Non-operating income in 1Q 2024, in which interest income is captured, was $915 compared to $681 in 1Q 2023. Combining the $555 lower Operating Income with $234 higher Non-operating income yielded 1Q 2024 EBT just $321 (6.3%) lower than in 1Q 2023.  In contrast to a lower GPM and Operating Income margin, UTMD’s EBT margin (EBT/sales) improved to 42.3% in 1Q 2024 compared to 40.9% in 1Q 2023.

UTMD’s consolidated income tax provision rate in 1Q 2024 was 17.6% compared to 17.7% in 1Q 2023. As a result, 1Q 2024 Net Income was 6.1% lower than in 1Q 2023. During 1Q 2024 UTMD repurchased 43,108 of its shares in the open market at an average cost of $69.37/ share. UTMD did not repurchase shares in 2023. Also, because of a lower stock price at the end of 1Q 2024, there was no dilution from outstanding employee stock options for purposes of calculating diluted Earnings per Share (EPS), compared to 8,456 in share dilution in 1Q 2023. Because of the benefit of lower time-weighted diluted shares, UTMD’s EPS in 1Q 2024 were 5.7% lower than in 1Q 2023.

UTMD’s March 31, 2024 Balance Sheet, in the absence of debt, remained strong.  Ending Cash and Investments were $93.8 million on March 31, 2024 compared to $92.9 million three months earlier on December 31, 2023, despite use of $4.1 million cash during 1Q 2024 to pay for stockholder dividends and share repurchases. Stockholders’ Equity remained about the same at the end of 1Q 2024 as at the end of 2023, as $4.1 million in dividends and share repurchases which reduced Stockholders’ Equity offset the $4.0 million in 1Q 2024 Net Income which increased Stockholders’ Equity.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2024 and the end of 1Q 2023 follow:

	3-31-24	3-31-23	Change
GBP	1.263	1.237	2.1%
EUR	1.079	1.087	(0.7%)
AUD	0.652	0.670	(2.7%)
CAD	0.739	0.739	-

b)Revenues

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK, Canada, Australia and New Zealand, UTMD generally accepted orders directly from and shipped directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale during both 1Q 2024 and 1Q 2023.  UTMD may have separate discounted pricing agreements with a specific clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made. For existing customers, past actual shipment volumes typically determine the fixed price by part number for the next agreement period of one year. For new customers, the customer’s best estimate of volume is usually accepted by UTMD for determining the ensuing fixed prices for the agreement period. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure that the selling price is fixed prior to the acceptance of a specific customer order.

Total consolidated 1Q 2024 UTMD sales were $1,180 (9.4%) lower than in 1Q 2023. Constant currency sales were $1,220 (9.7%) lower. U.S. domestic sales were 13.8% lower and OUS sales were 3.5% lower. Because of the relatively short span of time, results for any given three-month period in comparison with a previous three-month period may not be indicative of comparative results for the year as a whole.  Worldwide sales to UTMD’s largest OEM customer, which had grown rapidly in previous years, were $1,046 lower in 1Q 2024 compared to 1Q 2023, which explains most of the sales decline. Looking forward, the current backlog for 2Q 2024 shipments to this customer, including shipments from UTMD Ireland, is $1.7 million lower than shipments in 2Q 2023. With the absence of any new orders in 2024, worldwide sales to this customer may be another $5.4 million lower during the remainder of 2024 compared to the last three quarters of 2023.

Domestic sales in 1Q 2024 were $6,192 compared to $7,185 in 1Q 2023.  The components of domestic sales include 1) “direct sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie device sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “Filshie device sales”, manufactured by Femcare and distributed in the U.S. by UTMD.

1)Direct sales, representing 57% of total domestic sales, were $106 (2.9%) lower in 1Q 2024 than in 1Q 2023.  This was due to $139 lower NICU device sales as a result of not yet recapturing business lost in late 2023 from continuing supply chain disruption for raw material components.

2)OEM sales, representing 26% of total domestic sales, were $691 (29.9%) lower. U.S. sales to UTMD’s largest OEM customer, which had grown rapidly in previous years, were $735 lower in 1Q 2024 compared to 1Q 2023.

3)Domestic Filshie device sales were $197 (15.6%) lower in 1Q 2024 compared to 1Q 2023.  Misinformation on social media from unresolved product liability lawsuits seems to be having a negative effect.

OUS sales in 1Q 2024 were $5,149 compared to $5,335 in 1Q 2023. OUS sales invoiced in GBP, EUR, AUD and CAD currencies were increased $40 as a result of changes in FX rates resulting primarily from a 4.3% stronger GBP.  In other words, constant currency OUS sales were $5,109, which was 4.2% lower than in 1Q 2023.  The foreign currency OUS sales in 1Q 2024 were $3,487, which was 68% of OUS sales and 31% of total 1Q 2024 consolidated sales.  Foreign currency OUS sales in 1Q 2023 were $3,558, which was 67% of OUS sales and 28% of total 1Q 2023 consolidated sales.

The following table provides USD consolidated sales amounts divided into general product categories for total worldwide sales and the subset of OUS sales.  Sales to UTMD’s largest OEM customer are included in the Blood Pressure Monitoring product category:

WW revenues (USD) by product category:

	1Q 2024%		1Q 2023%
Obstetrics	$ 1,025	9	$ 1,015	8
Gynecology/ Electrosurgery/ Urology	5,461	48	5,593	45
Neonatal	1,642	15	1,762	14
Blood Pressure Monitoring and Accessories*	3,212	28	4,150	33
Total:	$ 11,340	100	$ 12,520	100

OUS revenues (USD) by product category:

	1Q 2024%		1Q 2023%
Obstetrics	$ 222	4	$ 209	4
Gynecology/ Electrosurgery/ Urology	3,108	60	3,073	58
Neonatal	395	8	377	7
Blood Pressure Monitoring and Accessories*	1,424	28	1,676	31
Total:	$ 5,149	100	$ 5,335	100

*includes molded components sold to OEM customers.

c)Gross Profit

Gross Profit results from subtracting the costs of manufacturing products, including quality assurance and freight for receiving raw materials from vendors, from revenues. UTMD’s Gross Profit was $1,077 (13.7%) lower in 1Q 2024 than in 1Q 2023.  Gross Profit declined more than revenues due to lower absorption of manufacturing overhead costs which were 3.6% lower when sales were 9.4% lower.  Because management expects revenues to decline further during the remainder of 2024, taken together with manufacturing overhead expenses not declining, management has projected a greater percentage decline in Gross Profit for the year as a whole.

d)Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit. Operating Expenses are comprised of general and administrative (G&A) expenses, sales and marketing (S&M) expenses and product development (R&D) expenses.  Consolidated Operating Expenses were $2,882 in 1Q 2024 (25.4% of sales) compared to $3,404 in 1Q 2023 (27.2% of sales).  Ignoring the portion of Operating Expenses that were litigation expenses and non-cash IIA amortization expenses, Operating Expenses in 1Q 2024 were 14.4% of consolidated sales compared to 11.2% of sales in 1Q 2023.  As noted above, the main FX rate differences in 1Q 2024 compared to 1Q 2023 were a stronger GBP and a weaker AUD relative to the USD.  The net FX impact on OUS Operating Expense was minor. A stronger GBP in 1Q 2024 compared to 1Q 2023 increased IIA amortization expense captured in the G&A category in the UK by $21. All other OUS Operating Expenses were increased by $7.

Consolidated G&A expenses were $2,205 (19.4% of sales) in 1Q 2024 compared to $2,873 (22.9% of sales) in 1Q 2023. G&A expenses include litigation costs which were $751 in 1Q 2024 compared to $409 in 1Q 2023. G&A expenses in 1Q 2024 included $504 (4.4% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which were $483 (3.9% of sales) in 1Q 2023. The increase was the result of a stronger GBP as the Femcare GBP-denominated expense was the same in both periods. The major G&A expense change was the $1,105 IIA amortization expense in 1Q 2023 which was zero in 1Q 2024. That prior expense had resulted from UTMD’s purchase in 2019 of the CSI remaining U.S. exclusive Filshie intangible and distribution rights, and represented 8.8% of 1Q 2023 sales. Excluding litigation costs and non-cash Filshie-related IIA amortization expenses, G&A expenses were $950 (8.4% of sales) in 1Q 2024 compared to $876 (7.0% of sales) in 1Q 2023. The change in FX rates increased 1Q 2024 OUS G&A expenses by $27, comprised of increasing IIA amortization expense by $21 and all other G&A expenses by $6.  UTMD’s Operating Income margin (Operating Income/ sales), excluding IIA amortization and litigation expense, was 45.3% in 1Q 2024 compared to 51.4% in 1Q 2023.

S&M expenses were $412 (3.6% of sales) in 1Q 2024 compared to $387 (3.1% of sales) in 1Q 2023.  The change in FX rates increased 1Q 2024 OUS S&M expenses by $1.  The additional $24 increase was primarily due to increases in S&M salaries and benefits for employees on board in both periods.

R&D expenses in 1Q 2024 were $266 (2.3% of sales) compared to $144 (1.1% of sales) in 1Q 2023.  There were no OUS R&D expenses. The $122 increase was primarily due to testing and certification of materials required for biopharma manufacturing OEM customers.

In summary, Operating Income in 1Q 2024 was $3,883 (34.2% of sales) compared to $4,439 (35.5% of sales) in 1Q 2023.  The only slightly lower 1Q 2024 Operating Income margin of 34.2% compared to 35.5% in 1Q 2023 was due to lower Gross Profit and higher litigation and R&D expenses being offset by the expiration of CSI IIA amortization expense.

A summary comparison of (USD) consolidated Operating Expenses follows:

	1Q 2024	1Q 2023
S&M Expense	$ 412	$ 387
R&D Expense	266	144
G&A Expense:
CSI IIA amortization	-	1,105
Femcare IIA amortization	504	483
Litigation Expense	743	409
All Other G&A Expenses	957	876
Total Operating Expenses:	$ 2,882	$ 3,404

e)Non-operating expense/ Non-operating income

Net Non-operating expense, or net Non-operating income, results from the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income, royalties received from licensing the Company’s technology and other miscellaneous income.  Net Non-operating income in 1Q 2024 was $915 compared to $681 in 1Q 2023.  The primary difference was due to higher average cash balances in 1Q 2024 compared to 1Q 2023 with higher interest rates, which resulted in $283 higher interest income. UTMD received $43 lower Non-operating income in 1Q 2024 from renting underutilized property in Ireland compared to 1Q 2023, and the same $5 in Non-operating income from royalties. UTMD realized a $1 loss in 1Q 2024 compared to a slight gain at the end of 1Q 2023 from remeasurement of foreign currency bank balances.

f)Income Before Income Taxes (EBT)

EBT results from adding net Non-operating income or subtracting net Non-operating expense to or from Operating Income, as applicable. Consolidated 1Q 2024 EBT was $4,798 (42.3% of sales) compared to $5,119 (40.9% of sales) in 1Q 2023. The $321 (6.3%) lower 1Q 2024 EBT compared to 1Q 2023 was the result of $555 lower Operating Income offset in part by $234 higher net Non-operating income.

The EBT of Utah Medical Products, Inc. in the U.S. was $2,806 in 1Q 2024 compared to $2,562 in 1Q 2023. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 1,640 in 1Q 2024 compared to EUR 1,962 in 1Q 2023. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP (101) in 1Q 2024 compared to GBP 23 in 1Q 2023. The 1Q 2024 EBT of Utah Medical Products Canada, Inc. was CAD 66 in 1Q 2024 compared to CAD 158 in 1Q 2023.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments.  Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2024 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated 1Q 2024 EBITDA”) were $5,547 compared to $6,919 in 1Q 2023. Management believes that the 1Q 2024 EBITDA operating performance represents a start in 2024 that is consistent with projections provided in its 2023 SEC 10-K Report. UTMD’s trailing last twelve-month EBITDA was $25,262.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	1Q 2024	1Q 2023
EBT	$ 4,798	$ 5,119
Depreciation Expense	156	154
Femcare IIA Amortization Expense	504	483
CSI IIA Amortization Expense	-	1,105
Other Non-Cash Amortization Expense	10	8
Stock Option Compensation Expense	78	50
Interest Expense	-	-
Remeasured Foreign Currency Balances	1	-
UTMD non-US GAAP EBITDA:	$ 5,547	$ 6,919

g)Net Income

Net Income in 1Q 2024 of $3,956 was 6.1% lower than the Net Income of $4,214 in 1Q 2023. UTMD’s Net Income margin, Net Income divided by consolidated sales, was 34.9% in 1Q 2024 and 33.7% in 1Q 2023. The average consolidated income tax provision rates (as a % of EBT) were 17.6% in 1Q 2024 and 17.7% in 1Q 2023.

h)  Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the weighted average number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).

EPS in 1Q 2024 at $1.093 were 5.7% lower than the $1.159 in 1Q 2023.  UTMD’s smaller decline in EPS relative to Net Income was a result of 18,118 fewer diluted shares used to calculate EPS in 1Q 2024 compared to 1Q 2023. Diluted shares were 3,618,168 in 1Q 2024 compared to 3,636,286 in 1Q 2023.  Outstanding shares were 3,588,336 at the end of 1Q 2024. The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares for option shares exercised and for shares which were repurchased during the quarter. There was no dilution from unexercised employee options.  However, the total number of outstanding unexercised employee and outside director options at March 31, 2024 was 81,995 at an average exercise price of $75.10, including shares awarded but not yet vested. This compares to 84,301 unexercised option shares at the end of 2023 at an average exercise price of $74.56/ share, including shares awarded but not vested. There were no shares added for 1Q 2024 EPS dilution from options because the average exercise price was higher than the 1Q 2024 ending share price of $71.11.  The number of shares added as a dilution factor in 1Q 2023 was 8,456. No options were awarded in 1Q 2024 or 1Q 2023. During the remainder of 2023 (after 1Q 2023), 19,000 non-qualified option shares were awarded to 48 employees at an exercise price of $77.07.

Outstanding shares at the end of 1Q 2024 were 3,588,336 compared to 3,629,525 at the end of calendar year 2023 and 3,628,067 at the end of 1Q 2023. The difference in outstanding shares at the end of 1Q 2024 compared to the end of 2023 resulted from 43,108 shares repurchased in the open market and 1,919 employee options exercised during 1Q 2024. UTMD repurchased 43,108 of its shares at an average price of $69.37 during 1Q 2024. Because of a time-weighted calculation, the full antidilution impact of 1Q 2024 repurchases won’t be felt until 2Q 2024. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders. There were no stock repurchases in 2023.

UTMD paid $1,089 ($0.300/share) in cash dividends to stockholders in 1Q 2024. UTMD paid $1,070 ($0.295/share) in cash dividends to stockholders in 1Q 2023.

UTMD’s closing share price at the end of 1Q 2024 was $71.11, down 16% from the $84.22 closing price at the end of 2023.  The closing share price at the end of 1Q 2023 was $94.77.

i) Return on Equity (ROE)

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated Stockholders’ Equity for the applicable time period. Annualized ROE (before stockholder dividends) in 1Q 2024 was 12% and in 1Q 2023 was 15%.  The higher ROE in 1Q 2023 was due to 7% higher Net Income divided by 9% lower average Stockholders’ Equity. Targeting a high ROE of 20% remains a key financial target for UTMD management.  ROE can be increased by increasing Net Income, and/or by reducing Stockholders’ Equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $5,276 in 1Q 2024 compared to $6,915 in 1Q 2023.  Net Income provided $258 less to cash in 1Q 2024 than in 1Q 2023.  Other differences in cash provided during the two periods were a $1,355 higher source of cash from reduction in inventories along with $422 and $199 higher sources of cash from increases in accounts payable and accrued expenses, respectively, offset by a $2,027 higher use of cash for accounts receivable, a $1,082 lower increase in amortization expense and a $189 greater decrease in deferred income taxes.

Capital expenditures for property and equipment (PP&E) netting disposal were $(5) in 1Q 2024 compared to $43 in 1Q 2023.  Depreciation of PP&E was $156 in 1Q 2024 compared to $155 in 1Q 2023.

Cash dividends paid to stockholders in 1Q 2024 were $1,089 compared to $1,070 in 1Q 2023.  UTMD spent $2,990 in 1Q 2024 to repurchase 43,108 of its shares. No shares were repurchased in 1Q 2023.

In 1Q 2024, UTMD received $96 and issued 1,919 shares of its stock upon the exercise of employee stock options.  Option exercises in 1Q 2024 were at an average price of $50.15 per share.  In comparison, 1Q 2023 UTMD received $21 and issued 300 shares of its stock upon the exercise of employee stock options.  Option exercises in 1Q 2023 were at an average price of $69.83 per share.

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

During the remainder of 2024 the Company may utilize cash not needed to support normal operations in one or a combination of the following: 1) in general, to continue to invest at an opportune time in ways that will enhance future profitability; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

k)Assets and Liabilities

UTMD’s March 31, 2024 Balance Sheet, in the absence of debt, continued to be strong.

At March 31, 2024 total consolidated assets were practically the same as at December 31, 2023, but were $7.7 million higher from a year earlier at March 31, 2023. At March 31, 2024 compared to three months earlier at the end of 2023, UTMD’s cash and investments increased $939 to $93.8 million. Compared to a year earlier at March 31, 2023, cash and investments increased $12.9 million. Inventories declined $342 from the end of 2023, and $0.7 million from a year earlier. Working capital at the end of 1Q 2024 remained about the same as at the end of 2023, but was $12.6 million higher than at March 31, 2023, primarily as a result of the increase in cash. UTMD’s strong current ratio improved to 19.6 at March 31, 2024 from 15.7 at March 31, 2023.  The current ratio at the end of 2023 was 22.6. Consolidated Accounts Receivable (net of allowances) increased $201 at March 31, 2024 from the end of 2023, but declined $0.2 million compared to March 31, 2023.  On a rolling sales quarter basis, the aging of receivables remained at a healthy 28.5 days at the end of 1Q 2024 compared to 24.3 days at the end of 2023, and 27.3 days at the end of March 2023.

Net fixed assets at March 31, 2024 compared to December 31, 2023 declined $286 from $156 in depreciation, $(5) in capital expenditures and the impact of the period-to-period foreign currency exchange (FX) rates for assets OUS.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2024 and the end of 2023 follow:

	3-31-24	12-31-23	Change
GBP	1.263	1.274	(0.8%)
EUR	1.079	1.106	(2.4%)
AUD	0.652	0.682	(4.4%)
CAD	0.739	0.757	(2.5%)

At March 31, 2024, net Intangible Assets declined $611 to 13.3% of total consolidated assets from 13.8% on December 31, 2023, as a result of $513 in amortization and the impact of an FX rate change in the GBP.  The decline in net Intangible Assets from a year earlier was $4.4 million, as the Intangible Asset associated with the purchase of CSI use of intangible and exclusive U.S. distribution rights was fully amortized in October 2023.

A $765 increase in current liabilities at March 31, 2024 compared to December 31, 2023 was a result of a $535 increase in accrued liabilities and a $230 increase in accounts payable. But current liabilities at March 31, 2024 were $599 lower from a year earlier. The current liability changes resulted from normal business fluctuations. Long-term liabilities at March 31, 2024 compared to December 31, 2023 declined $211 primarily as a result of a $135 reduction in the deferred tax liability for the Femcare Ltd GBP IIA to $986 from $1,121 at the end of 2023. The Femcare deferred tax liability was $1,456 at March 31, 2023, and $9,084 on the date of the 2011 acquisition. This long-term liability will be fully amortized in March 2026.  Reduction of the deferred tax liability occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare Ltd IIA. There was also a 1Q 2024 $67 decline in deferred income taxes in the U.S. and Ireland. UTMD’s total debt ratio (total liabilities/total assets) as of March 31, 2024 was 5.7% compared to 5.3% as of December 31, 2023, and 7.6% on March 31, 2023.

As of March 31, 2024, Stockholders’ Equity (SE) increased $9.7 million compared to a year earlier at March 31, 2023 despite a reduction in SE from the $7.3 million combination of share repurchases and ($1.19/ share) in stockholder cash dividends paid during the last twelve months.  During 1Q 2024, SE decreased $570 from the end of 2023 while the company paid $1,089 in dividends and repurchased $2,990 in stock, which reduced SE by $4.1 million.

l)Management's Outlook

The first quarter of 2024 results were consistent with management projections for 2024 as described in UTMD’s 2023 Form SEC 10-K. But to be clear, the projections included a progressive decline in financial results during the remainder of the year. The major projected change in 2024 financial results compared to 2023 has to do with losing UTMD’s largest biopharma pressure sensor OEM customer. We understand that they have moved their sensor manufacturing work in-house, to their own non-U.S. facility. In 1Q 2024 WW sales to this customer were $1.0 million lower than in 1Q 2023, accounting for 89% of the period-to-period quarterly revenue decline. Assuming no new orders from this customer will be received by UTMD, which is consistent with experience to date in 2024, OEM sales to this customer will be $1.7, $2.0 and $1.8 million lower in 2Q, 3Q and 4Q 2024 respectively.  In addition, UTMD’s largest distributor of blood pressure monitoring medical devices in China has postponed its 4Q 2024 shipments, which were $1.2 million in 4Q 2023 revenues.  In other words, the total decline projected in financial results becomes greater as the current year progresses.

Objectives for 2024 remain to

1)exploit UTMD’s pre-qualified status to introduce a line of high-pressure process control transducer configurations directly to biopharmaceutical manufacturers;

2)continue to leverage OUS distribution and manufacturing synergies by further integrating capabilities and resources in multinational operations;

3)focus on defending the proven safety and effectiveness of the Filshie Clip System in the U.S.;

4)introduce additional products helpful to clinicians through product development;

5)continue to achieve excellent overall financial operating performance despite a contraction in revenues;

6)utilize positive cash generation to continue providing cash dividends to stockholders and make open market share repurchases if/ when the UTMD share price seems undervalued; and

7)remain vigilant for affordable accretive acquisition opportunities which may be brought about by difficult economic conditions on small, innovative companies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9267, .9042 and .9198 EUR per USD as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.  Exchange rates were .7915, .7850, and .8085 GBP per USD as of March 31, 2024, December 31, 2023 and March 31, 2023, respectively.  Exchange rates were 1.5332, 1.4652 and 1.4695 AUD per USD on March 31, 2024, December 31, 2023 and March 31, 2023, respectively.  Exchange rates were 1.3539, 1.3204, and 1.3532 CAD per USD on March 31, 2024, December 31, 2023, and March 31, 2023 respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur, and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2024. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

UTMD is a party from time to time in litigation incidental to its business. Presently, except for Filshie clip product liability lawsuits in discovery, there is no litigation or threatened litigation. The Company does not expect the outcome of the Filshie clip litigation will be material to consolidated financial results.

Item 1A. Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 1Q 2024.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
01/01/24 – 01/31/24	-	-	N/A	N/A
02/01/24 – 02/29/24	16,365	70.37	N/A	N/A
03/01/24 – 03/31/24	26,743	68.76	N/A	N/A
Total	43,108	69.37	N/A	N/A

1) None of the shares were purchased as part of a publicly announced plan and all were purchased on the open market.

The frequency of UTMD’s open market share repurchases depends on the availability of sellers and the price of the stock.  The board of directors has not established an expiration date or a maximum dollar or share limit for UTMD’s continuing and long-term pattern of open market share repurchases since 1992.

The purpose of UTMD’s ongoing share repurchases is to maximize the value of the Company for its continuing stockholders, and maximize its return on stockholder equity by employing excess cash generated by effectively managing its business. UTMD does not intend to repurchase shares that would result in terminating its Nasdaq Global Market listing.

Please see item 9) Subsequent Events in the Notes to Financial Statements for shares repurchased in April 2024.

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        5/10/24                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        5/10/24                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer