Form 10-Q
period 2024-06-30
UTAH MEDICAL PRODUCTS INC
filed 2024-08-09
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 8, 2024: 3,477,117.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2024 AND DECEMBER 31, 2023
(in thousands)
	(unaudited)	(audited)
	JUNE 30, 2024	DECEMBER 31, 2023
ASSETS
Current assets:
Cash & investments	$ 89,219	$ 92,868
Accounts & other receivables, net	3,668	3,391
Inventories	9,058	9,582
Other current assets	377	428
Total current assets	102,322	106,269
Property and equipment, net	10,194	10,551
Goodwill	13,640	13,692
Other intangible assets	54,030	54,296
Other intangible assets - accumulated amortization	(50,154)	(49,350)
Other intangible assets, net	3,876	4,946
Total assets	$ 130,032	$ 135,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 834	$ 769
Accrued expenses	3,105	3,941
Total current liabilities	3,939	4,710
Deferred tax liability – Femcare IIA	860	1,120
Other long term liabilities	698	698
Operating lease liability	275	295
Deferred income taxes	208	322
Total liabilities	5,980	7,145

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued and outstanding - June 30, 2024, 3,499 shares and December 31, 2023, 3,630 shares	35	36
Accumulated other comprehensive loss	(11,322)	(10,658)
Additional paid-in capital	-	594
Retained earnings	135,339	138,341
Total stockholders' equity	124,052	128,313

Total liabilities and stockholders' equity	$ 130,032	$ 135,458

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Sales, net	$ 10,400	$ 12,866	$ 21,740	$ 25,386

Cost of goods sold	4,147	5,127	8,722	9,805
Gross profit	6,253	7,739	13,018	15,581

Operating expense
Selling, general and administrative	2,560	3,181	5,176	6,440
Research & development	255	133	521	277
Total operating expenses	2,815	3,314	5,697	6,717
Operating income	3,438	4,425	7,321	8,864

Other income	773	747	1,689	1,428
Income before provision for income taxes	4,211	5,172	9,010	10,292

Provision for income taxes	758	972	1,601	1,878
Net income	$ 3,453	$ 4,200	$ 7,409	$ 8,414

Earnings per common share (basic)	$ 0.98	$ 1.16	$ 2.07	$ 2.32

Earnings per common share (diluted)	$ 0.98	$ 1.15	$ 2.07	$ 2.31

Shares outstanding - basic	3,532	3,628	3,579	3,628

Shares outstanding - diluted	3,532	3,639	3,579	3,638

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ (33)	$ 504	$ (664)	$ 1,053
Total comprehensive income	$ 3,420	$ 4,704	$ 6,745	$ 9,467

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023
(in thousands - unaudited)
	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,409	$ 8,414
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	327	310
Amortization	1,023	3,207
Provision for (recovery of) losses on accounts receivable	(6)	(26)
Amortization of Right-of-Use Assets	26	26
Deferred income taxes	(364)	(137)
Stock-based compensation expense	131	100
Tax benefit attributable to exercise of stock options	20	9
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(297)	2,044
Inventories	441	(1,245)
Prepaid expenses and other current assets	45	3
Accounts payable	66	114
Accrued expenses	(783)	(991)
Total adjustments	629	3,414
Net cash provided by operating activities	8,038	11,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(132)	(363)
Intangible assets	(5)	-
Proceeds from sale of property and equipment	27	-
Net cash used in investing activities	(110)	(363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	390	81
Common stock purchased and retired	(9,393)	-
Payment of dividends	(2,170)	(2,140)
Net cash used in financing activities	(11,173)	(2,059)

Effect of exchange rate changes on cash	(404)	161
Net increase in cash and cash equivalents	(3,649)	9,567
Cash at beginning of period	92,868	75,052
Cash at end of period	$ 89,219	$ 84,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 2,791	$ 2,546
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2023	3,630	$ 36	$ 593	$ (10,658)	$ 138,341	$ 128,313
Shares issued upon exercise of employee stock options for cash	2	-	96	-	-	96
Stock option compensation expense	-	-	79	-	-	79
Common stock purchased and retired	(43)	-	(769)	-	(2,221)	(2,990)
Foreign currency translation adjustment	-	-	-	(631)	-	(631)
Common stock dividends	-	-	-	-	(1,081)	(1,081)
Net income	-	-	-	-	3,956	3,956
Balance at March 31, 2024	3,588	$ 36	$ -	$ (11,289)	$ 138,995	$ 127,742
Shares issued upon exercise of employee stock options for cash	6	-	294	-	-	294
Stock option compensation expense	-	-	52	-	-	52
Common stock purchased and retired	(95)	(1)	(346)	-	(6,056)	(6,403)
Foreign currency translation adjustment	-	-	-	(33)	-	(33)
Common stock dividends	-	-	-	-	(1,052)	(1,052)
Net income	-	-	-	-	3,453	3,453
Balance at June 30, 2024	3,499	$ 35	$ (0)	$ (11,322)	$ 135,339	$ 124,052

Balance at December 31, 2022	3,628	$ 36	$ 251	$ (12,039)	$ 126,006	$ 114,254
Shares issued upon exercise of employee stock options for cash	-	-	21	-	-	21
Stock option compensation expense	-	-	50	-	-	50
Foreign currency translation adjustment	-	-	-	549	-	549
Common stock dividends	-	-	-	-	(1,070)	(1,070)
Net income	-	-	-	-	4,214	4,214
Balance at March 31, 2023	3,628	$ 36	$ 322	$ (11,491)	$ 129,150	$ 118,018
Shares issued upon exercise of employee stock options for cash	1	-	60	-	-	60
Stock option compensation expense	-	-	50	-	-	50
Foreign currency translation adjustment	-	-	-	504	-	504
Common stock dividends	-	-	-	-	(1,071)	(1,071)
Net income	-	-	-	-	4,200	4,200
Balance at June 30, 2023	3,629	$ 36	$ 432	$ (10,986)	$ 132,279	$ 121,761

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

(3) Inventories at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
Finished goods	$1,334	$1,685
Work-in-process	1,435	1,503
Raw materials	6,289	6,394
Total	$9,058	$9,582

(4) Stock-Based Compensation. At June 30, 2024, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2024 and 2023, the Company recognized $52 and $50, respectively, in stock based compensation cost.  In the six months ended June 30, 2024 and 2023, the Company recognized $131 and $100, respectively, in stock based compensation expense.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2023 or June 30, 2024.

(6) Global 2Q 2024 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$852	$167	$1,019
Gynecology/Electrosurgery/Urology	2,410	3,042	5,452
Neonatal	1,231	315	1,546
Blood Pressure Monitoring and Accessories	1,338	1,045	2,383
Total	$5,831	$4,569	$10,400

Global 1H 2024 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,656	$388	$2,044
Gynecology/Electrosurgery/Urology	4,762	6,150	10,912
Neonatal	2,477	711	3,188
Blood Pressure Monitoring and Accessories	3,127	2,469	5,596
Total	$12,022	$9,718	$21,740

(7) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie® Clip System from CooperSurgical, Inc. (CSI) on February 1, 2019. The $21,000 purchase price represented an identifiable intangible asset which is being straight-line amortized and recognized as part of expenses over the 4.75 year remaining life of the CSI distribution agreement with Femcare Ltd which ended in October 2023.

(8) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock on June 30, 2024.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator
Net income	3,453	4,200	7,409	8,414

Denominator
Weighted average shares, basic	3,532	3,628	3,579	3,628
Dilutive effect of stock options	-	11	-	10
Diluted shares	3,532	3,639	3,579	3,638

Earnings per share, basic	0.98	1.16	2.07	2.32
Earnings per share, diluted	0.98	1.15	2.07	2.31

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements. After June 30, 2024 through August 8, 2024, the Company made additional repurchases of 21,785 shares of its stock in the open market for $1,441, at an average price of $66.15 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2023 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three- or six-month period in comparison with a previous three- or six-month period may not be indicative of comparative results for the year as a whole. Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)  Overview

Income statement results in second calendar quarter (2Q) and first half (1H) 2024 compared to the same periods of 2023 were as follows:

	2Q 2024	2Q 2023	change	1H 2024	1H 2023	change
Net Sales	$ 10,400	$ 12,866	(19.2%)	$ 21,740	$ 25,386	(14.4%)
Gross Profit	6,253	7,739	(19.2%)	13,018	15,581	(16.4%)
Operating Income	3,438	4,425	(22.3%)	7,321	8,864	(17.4%)
Income Before Tax	4,211	5,172	(18.6%)	9,010	10,291	(12.5%)
Net Income (US GAAP)	3,453	4,200	(17.8%)	7,409	8,414	(11.9%)
Earnings per Diluted Share	0.978	1.154	(15.3%)	2.070	2.313	(10.5%)

Total consolidated 2Q 2024 revenues were $2,466 (19.2%) lower than in 2Q 2023, with 1H 2024 revenues $3,646 (14.4%) lower than in 1H 2023.  The decline in sales in three categories explain more than the total consolidated sales decline.  WW in the table below = “worldwide”

Revenue Category	Portion of 2Q Lower Total UTMD Sales	Portion of 1H Lower Total UTMD Sales
WW PendoTECH OEM	70%	76%
China BPM Distributor	21%	12%
WW Filshie Clip System	16%	25%
Total:	107%	113%

In other words, aggregated consolidated sales in all other sales categories were higher when comparing 2024 to 2023 in both periods.  Despite the significantly lower sales, UTMD achieved profit margins in all income categories similar to those of the prior year’s same periods:

	2Q 2024 (Apr – Jun)	2Q 2023 (Apr – Jun)	1H 2024 (Jan – Jun)	1H 2023 (Jan – Jun)
Gross Profit Margin (Gross Profit/ sales):	60.1%	60.1%	59.9%	61.4%
Operating Income Margin (Operating Income/ sales):	33.1%	34.4%	33.7%	34.9%
Income Before Tax Margin (Income B4 Tax/ sales):	40.5%	40.2%	41.4%	40.5%
Net Income Margin (Net Income/ sales):	33.2%	32.6%	34.1%	33.1%

The percentage decline in 2Q consolidated revenues was greater than for 1H primarily because the period-to-period decline in UTMD sales to its previously major biopharmaceutical OEM customer increased from $1,046 in 1Q 2024 to $1,732 in 2Q 2024. UTMD now expects a similar magnitude of decline in the last two quarters of the year as occurred in 2Q 2024, resulting in $6 million lower sales to this OEM customer for the 2024 year as a whole compared to 2023.  UTMD was able to achieve the same GP margin in 2Q 2024 as in 2Q 2023 despite 19% lower sales after making timely reductions in manufacturing expenses. The Company believes that the reductions were made without sacrificing critical resources needed for longer term growth.  Operating Income declined more than Gross Profit due to $689 higher 1H 2024 U.S. litigation costs which are included in Operating Expense per US GAAP. Higher non-operating income brought the decline in Income Before Tax to be in line with the decline in sales.  A lower estimated income tax provision rate mitigated the decline in Net Income, and share repurchases during 1H 2024 helped further reduce the decline in Earnings Per Share relative to the sales decline.

UTMD’s June 30, 2024 Balance Sheet continued strong, with no debt. Ending Cash and Investments were $89.2 million on June 30, 2024 compared to $92.9 million on December 31, 2023.  The June 30, 2024 cash balance resulted after paying $2.2 million in cash dividends to stockholders, repurchasing $9.4 million of its common stock, increasing non-cash working capital by $0.5 million (including reducing current liabilities by $0.8 million) and making $0.1 million in capital expenditures during 1H 2024.

Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 2Q 2024 compared to the end of calendar year 2023 and the end of 2Q 2023 were

	6-30-24	12-31-23	Change	6-30-23	Change
GBP	1.26371	1.27386	(0.8%)	1.27084	(0.6%)
EUR	1.07109	1.10593	(3.2%)	1.09178	(1.9%)
AUD	0.66742	0.68248	(2.2%)	0.66614	0.2%
CAD	0.73068	0.75733	(3.5%)	0.75547	(3.3%)

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

2Q 2024 Sales

Total consolidated 2Q 2024 UTMD worldwide (WW) sales in USD terms were $2,466 (19.2%) lower than in 2Q 2023.

Consistent with the projection in UTMD’s SEC 10-K Report at the beginning of the year, sales of biopharma pressure monitoring devices and accessories to UTMD’s previously largest OEM customer, PendoTECH, invoiced by both the U.S. and Ireland, were $1,732 (77.3%) lower in 2Q 2024 compared to 2Q 2023. (There were no Ireland sales to PendoTech in 2Q 2024 compared to $608 in 2Q 2023.)  New orders received from PendoTECH scheduled for the 2H 2024 have been minimal, resulting in a current backlog for WW PendoTECH shipments during the remainder of 2024 of approximately $450. As WW PendoTECH shipments in 2H 2023 were $3,798, UTMD expects that, without any new orders, 3Q and 4Q 2024 shipments, consistent with 2Q 2024, will also each be about $1.7 million lower as in the same periods in 2023.

The timing of shipments to OUS distributors can cause significant fluctuations in quarterly comparisons since distributors order larger quantities at a time in order to minimize transit and other logistical costs.  The second major revenue decline category, which was also as projected in UTMD’s 2024 SEC 10-K Report, was due to shipments of blood pressure monitoring (BPM) kits from Ireland to UTMD’s largest BPM medical device distributor located in China. This customer places annual fixed orders with UTMD.  In 2Q 2024, sales were $502 (39.3%) lower due to an extra shipment in 2Q 2023 compared to 2Q 2024.  Unlike 2Q 2024, 3Q 2024 shipments will not be lower than 3Q 2023 to this distributor, but 4Q 2024 shipments are scheduled to be $1.2 million lower.

With a high level of uncertainty, UTMD projected that it would be able to maintain Filshie Clip System device (Filshie) sales in 2024 similar to 2023.  Filshie sales were the third major category responsible for lower total sales.  WW consolidated Filshie sales in 2Q 2024 were $405 (12.8%) lower than in 2Q 2023.  Domestic Filshie sales were $165 (13.9%) lower, OUS direct sales were $149 (10.0%) lower and OUS distributor sales were $91 (19.1%) lower.

In sum, the 2Q 2024 decline in sales from the three categories above compared to 2Q 2023 was $2,639, which is obviously greater than the aggregate $2,466 decline in total consolidated sales.

In 2Q 2024 compared to 2Q 2023, outside the U.S. (OUS) sales were $1,280 (21.9%) lower and U.S. domestic sales were $1,186 (16.9%) lower.

The portion of OUS sales invoiced in foreign currencies in USD terms were 35% of total WW consolidated 2Q 2024 sales compared to 33% in 2Q 2023. The net impact of changes in period-to-period foreign currency exchange (FX) rates was negligible. The average USD FX rates reduced 2Q 2024 total consolidated sales $23 (0.2%) for sales invoiced in foreign currencies. Actually, a stronger GBP by itself added $6. The EUR, CAD and AUD were weaker.  FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 2Q 2024 and 2Q 2023 for revenue purposes follow:

	2Q 2024	2Q 2023	Change
GBP	1.2615	1.2531	+0.7%
EUR	1.0752	1.0845	(0.9%)
AUD	0.6594	0.6700	(1.6%)
CAD	0.7308	0.7449	(1.9%)

The $23 weighted average unfavorable impact on 2Q 2024 foreign currency OUS sales was 0.6%.  In constant currency terms, foreign currency sales in 2Q 2024 were 21.5% lower than in 2Q 2023. “Constant currency” sales means exchanging foreign currency sales into USD-denominated sales at the same FX rate as was in the previous period of time being compared.

Total OUS sales in 2Q 2024 were $4,569 compared to $5,849 in 2Q 2023. OUS sales invoiced in foreign currencies are due to direct end-user sales in Ireland, the UK, France, Canada, Australia and New Zealand, and to shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland and the UK.  Export sales from the U.S. to OUS distributors are invoiced in USD.  Direct to end-user OUS 2Q 2024 sales in USD terms (including the impact of FX rate differences) were 8.3% higher in Ireland with the EUR FX rate down about 0.9%, 12.3% lower in Canada with the CAD FX rate down 1.9%, 13.1% higher in the UK with the GBP FX rate up 0.7%, 9.6% lower in Australia/New Zealand with the AUD FX rate down 1.6%, and 25.5% lower in France with the EUR FX rate down only 0.9%. USD-denominated sales to OUS distributors were 30.7% lower in 2Q 2024 than in 2Q 2023 because Ireland sales to PendoTECH as well as sales to UTMD’s BPM device distributor in China are in this category.

Domestic U.S. sales in 2Q 2024 were $5,831 compared to $7,017 in 2Q 2023.  Domestic sales are invoiced in USD and not subject to FX rate fluctuations. The components of domestic sales include 1) “direct non-Filshie device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “domestic Filshie device sales”. UTMD separates domestic Filshie device sales from other medical device sales direct to medical facilities because UTMD is simply a distributor for Femcare in the U.S.  Direct non-Filshie device sales, representing 63% of total domestic sales, were about the same, just $8 (0.2%) lower in 2Q 2024 than in 2Q 2023. Domestic OEM sales, representing 20% of total domestic sales, in total were $1,013 (47.0%) lower. In this category, U.S. PendoTECH sales were $1,124 lower.  Domestic Filshie device sales, representing 17% of total domestic sales, were $165 (13.9%) lower in 2Q 2024 compared to 2Q 2023.

1H 2024 Sales

Total consolidated 1H 2024 UTMD WW sales in USD terms were $3,646 (14.4%) lower than in 1H 2023.

Consistent with the projection in UTMD’s SEC 10-K Report at the beginning of the year, sales of biopharma pressure monitoring devices and accessories to UTMD’s previously largest OEM customer, PendoTECH, invoiced by both the U.S. and Ireland, were $2,788 (57.5%) lower in 1H 2024 compared to 1H 2023. Ireland sales alone to PendoTech in 1H 2024 were $919 lower than in 1H 2023.

The second major revenue decline category, which was also as projected in UTMD’s 2024 SEC 10-K Report, was due to shipments of blood pressure monitoring (BPM) kits from Ireland to UTMD’s largest BPM medical device distributor located in China. In 1H 2024, sales were $415 (20.7%) lower due to an extra shipment in 2Q 2023 compared to 2Q 2024.

With a high level of uncertainty, UTMD projected maintaining Filshie Clip System device (Filshie) sales in 2024 similar to 2023.  This was the third major category responsible for lower 1H sales.  WW consolidated Filshie sales in 1H 2024 were $918 (14.2%) lower than in 1H 2023.  Domestic Filshie sales were $362 (14.8%) lower, OUS direct sales were $266 (8.8%) lower and OUS distributor sales were $290 (29.0%) lower.

In sum, the 1H 2024 decline in sales from the three categories above compared to 1H 2023 was $4,111, which is obviously greater than the $3,646 decline in total consolidated sales. In 1H 2024 compared to 1H 2023, OUS sales were $1,466 (13.1%) lower and U.S. domestic sales were $2,180 (15.3%) lower.

Total OUS sales in 1H 2024 were $9,718 compared to $11,184 in 1H 2023. The portion of OUS sales invoiced in foreign currencies in USD terms were 33% of total WW consolidated 1H 2024 sales compared to 31% in 1H 2023 because Ireland sales to PendoTECH were invoiced in USD. The net impact of changes in period-to-period foreign currency exchange (FX) rates was negligible. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1H 2024 and 1H 2023 for revenue purposes follow:

	1H 2024	1H 2023	Change
GBP	1.2646	1.2329	+2.6%
EUR	1.0787	1.0819	(0.3%)
AUD	0.6586	0.6774	(2.8%)
CAD	0.7362	0.7419	(0.8%)

The weighted-average FX rate positive impact on 1H 2024 foreign currency OUS sales was 0.2%. In constant currency terms, foreign currency sales in 1H 2024 were 8.3% lower than in 1H 2023.  In constant currency terms, 1H 2024 total OUS sales were 13.3% lower than in 1H 2023.

Direct to end-user OUS 1H 2024 sales in USD terms (including the impact of FX rate differences) were 20% higher in Ireland with the EUR FX rate about the same, 10% lower in Canada with the CAD FX rate down 1%, 8% higher in the UK with the GBP FX rate 3% higher, 17% lower in Australia/New Zealand with the AUD FX rate down 3%, and 20% lower in France with the EUR FX rate about the same as in 1H 2023. USD-denominated sales to OUS distributors (excluding PendoTECH) were 7% lower in 1H 2024 than in 1H 2023.

Domestic U.S. sales in 1H 2024 were $12,023 compared to $14,202 in 1H 2023. Direct non-Filshie device sales, representing 60% of total domestic sales, were $114 (1.6%) lower in 1H 2024 than in 1H 2023. Domestic OEM sales, representing 23% of total domestic sales, were $1,704 (38.2%) lower. In this category, since U.S. PendoTECH sales were $1,860 lower, other U.S. OEM sales were obviously $156 higher. Domestic Filshie device sales, representing 17% of total domestic sales, were $362 (14.8%) lower in 1H 2024 compared to 1H 2023.

The following table provides USD-denominated sales amounts divided into general product categories for total revenues and the subset of OUS revenues:

Global revenues by product category:

	2Q 2024	2Q 2023	1H 2024	1H 2023
Obstetrics	$ 1,019	$ 1,075	$ 2,044	$ 2,090
Gynecology/ Electrosurgery/ Urology	5,452	5,917	10,912	11,510
Neonatal	1,546	1,396	3,188	3,158
Blood Pressure Monitoring and Accessories*	2,383	4,478	5,596	8,628
Total:	$ 10,400	$ 12,866	$ 21,740	$ 25,386

OUS revenues by product category:

	2Q 2024	2Q 2023	1H 2024	1H 2023
Obstetrics	$ 167	$ 221	$ 388	$ 430
Gynecology/ Electrosurgery/ Urology	3,042	3,232	6,150	6,304
Neonatal	315	252	711	630
Blood Pressure Monitoring and Accessories*	1,045	2,144	2,469	3,820
Total:	$ 4,569	$ 5,849	$ 9,718	$ 11,184

* includes assemblies and molded components sold to OEM customers.

In view of lack of orders from its previous largest OEM customer and ongoing weakness in Filshie device sales, UTMD now projects 2024 sales for the year as a whole are likely to be 20-22% lower than in 2023.

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

UTMD’s 2Q 2024 Gross Profit was $1,486 (19.2%) lower than in 2Q 2023, the same decline as in sales, due to being able to achieve the same Gross Profit Margin (GP divided by sales, GPM). Gross Profit in 1H 2024 was $2,563 (16.4%) lower than in 1H 2023 with sales 14.4% lower, as UTMD’s 1Q 2024 GPM was diluted from manufacturing overhead expenses which had not yet been reduced in proportion to sales. The 1H 2024 GPM was 59.9% compared to 61.4% in 1H 2023.  UTMD’s 2024 GPMs were consistent with UTMD’s long-term profitability goals.

With lower sales and consequent lower absorption of fixed MOH costs, a higher than expected 2Q 2024 average GPM was achieved through several means; 1) a favorable product sales mix, i.e. lower sales to UTMD’s China distributor at UTMD’s lowest GPM, 2) a direct labor productivity improvement as the least experienced production workers were furloughed, 3) reduction of some production supervision and management, 4) relief in marginal costs of some raw materials, 5) substantially lower incoming freight costs from raw material vendors, and 6) a reduction in intercompany finished goods inventory which freed up reserved gross profit.

d)  Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit.  Operating Expenses are comprised of Sales and Marketing (S&M) expenses, General and Administrative (G&A) expenses and Product Development (R&D) expenses.

Operating Income in 2Q 2024 of $3,438 was $987 (22.3%) lower compared to 2Q 2023 Operating Income of $4,425.  The lower Operating Income was the result of $1,486 lower Gross Profit offset in part by $499 lower Operating Expense, as explained below. UTMD’s 2Q 2024 Operating Income Margin (Operating Income as a percentage of sales) remained a healthy 33.1%.

Operating Income in 1H 2024 was $7,321 compared to $8,864 in 1H 2023, a decrease of $1,542 (17.4%), but still achieving a healthy 1H 2024 Operating Income Margin of 33.7%.  The lower Operating Income was the result of $2,563 lower Gross Profit offset in part by $1,020 lower Operating Expense, as explained below.

The following table summarizes Operating Expenses in 2Q and 1H 2024 compared to the same periods in 2023 by Operating Expense (OE) category:

OE Category	2Q 2024	% of sales	2Q 2023	% of sales	1H 2024	% of sales	1H 2023	% of sales
S&M:	$ 546	5.3	$ 405	3.2	$ 958	4.4	$ 792	3.1
G&A:	2,014	19.4	2,775	21.6	4,219	19.4	5,648	22.3
R&D:	255	2.4	133	1.0	520	2.4	277	1.1
Total OE:	$ 2,815	27.1	$ 3,313	25.8	$ 5,697	26.2	$ 6,717	26.5

S&M Operating Expenses were $141 and $165 higher in 2Q 2024 and 1H 2024 compared to the same periods in 2023 respectively.  UTMD in the U.S. is self-insured for its employee health plan.  One employee’s 2Q medical claim that did not occur in the prior year explains about $100 of the difference in both periods. An earlier timing of trade shows in 2Q than in the prior year together with higher travel expenses explains about another $20 of the 2Q and 1H 2024 differences to same periods in 2023. The remaining differences are primarily due to higher salaries for existing S&M employees in 2024 compared to 2023 worldwide. The impact of differences in FX rates on foreign subsidiary S&M expenses was insignificant (see below).  Because of lower sales in addition to the higher expenses, S&M expenses as a percentage of sales increased to 5.3% in 2Q 2024 from 3.2% in 2Q 2023, and to 4.4% of sales in 1H 2024 from 3.1% in 1H 2023.

G&A expenses dominate UTMD’s Operating Expenses, largely because of non-cash expenses from the amortization of Identifiable Intangible Assets (IIA) associated with the Filshie Clip System and the expenses of current product liability litigation in the U.S.  A segmentation of USD-denominated G&A expenses follows:

G&A OE Category	2Q 2024	% of sales	2Q 2023	% of sales	1H 2024	% of sales	1H 2023	% of sales
IIA Amort– UK:	$ 501	4.8	$ 498	3.9	$ 1,005	4.6	$ 981	3.9
IIA Amort– CSI:	-		1,105	8.6	-		2,210	8.7
Other– UK:	173		163		360		327
U.S. Litigation:	635	6.1	280	2.2	1,378	6.3	689	2.7
Other– US:	557	5.4	588	4.6	1,158	5.3	1,150	4.5
IRE:	92		69		186		153
AUS:	24		35		66		69
CAN:	32		37		66		69
Total G&A OE:	$ 2,014	19.4	$ 2,775	21.6	$ 4,219	19.4	$ 5,648	22.2

Total consolidated G&A Operating Expenses in 2Q 2024 were $761 lower, and in 1H 2024 were $1,429 lower than in the same periods in 2023.  The amortization of IIA associated with UTMD’s purchase of CooperSurgical Inc’s exclusive U.S. distribution and use of intellectual property rights in 2019 was fully amortized in late 2023.  In the 1H of 2024, this reduced G&A Operating Expense by $1,105 per calendar quarter compared to 2023.  Offsetting that significant G&A expense reduction was an increase in U.S. litigation expenses related to the Filshie Clip System of $355 in 2Q 2024 compared to 2Q 2023, and $689 in 1H 2024 compared to 1H 2023.  The remaining IIA amortization expense in the UK resulted from the 2011 acquisition of Femcare. This expense only varied as a result of the change in the GBP FX rate, as the amortization expense in GBP was the same in both periods. All other G&A expenses in the aggregate were similar in both periods.

The differences in period-to-period R&D expenses were due to extensive outside material validation studies in 2024 required by biopharmaceutical industry manufacturers for devices used in their manufacturing processes. Since all R&D in 2024 was carried out in the U.S., there was no FX rate impact.

The impact of differing FX rates in 2024 and 2023 on Operating Expenses expressed in USD was negligible. The EUR, AUD and CAD were all slightly weaker, but an average stronger GBP helped increase foreign currency Operating Expense when converted to USD by a net $2 in 2Q 2024 and $30 in 1H 2024. The following table summarizes “constant currency” Operating Expense in 2Q and 1H 2024 compared to the same periods in 2023 by Operating Expense category:

OE Category	2Q 2024 const FX	2Q 2023	1H 2024 const FX	1H 2023
S&M:	$ 547	$ 405	$ 958	$ 792
G&A:	2,011	2,775	4,189	5,648
R&D:	255	133	520	277
Total OE:	$ 2,813	$ 3,313	$ 5,667	$ 6,717

e)  Non-operating expense/ Non-operating income

Non-operating expense includes bank fees and expenses from losses, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms.  Non-operating income includes 1) income from rent of underutilized property, 2) investment income (interest on cash balances), 3) royalties received from licensing the Company’s technology, and 4) income from gains, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms. Non-operating income or expense can also include gains or losses from the disposition of assets from time to time. Starting in 2024 for UTMD, there is an additional excise tax included in non-operating expenses: a stock repurchase excise tax included in the so-called “Inflation Reduction Act of 2022”.  Although the new 1% tax on the aggregate fair market value of share repurchases made in 2023 applies, UTMD did not repurchase shares in 2023. After the U.S. Treasury and IRS announced regulations governing the stock repurchase excise tax in 2Q 2024, UTMD began reporting the stock repurchase excise tax in its 2Q 2024 non-operating expenses based on $9,393 in share repurchases made during 1H 2024.

Net non-operating income is non-operating income minus non-operating expense during a particular time period.

Net non-operating income in 2Q 2024 was $773 compared to $747 in 2Q 2023. Net non-operating income in 1H 2024 was $1,688 compared to $1,427 in 1H 2023. Non-operating income in 2Q 2024 was reduced by a new $94 excise tax on share repurchases made in 2024. In 1H 2024 compared to 1H 2023, UTMD Ltd in Ireland received EUR 98 less rental income on its underutilized property.  Remeasured foreign currency balances generated about $8 more in net non-operating income in 1H 2024 compared to 1H 2023.  With higher cash balances in 2024, UTMD received approximately $345 more in 1H interest income compared to 1H 2023.

f)  Income Before Income Taxes (EBT)

Consolidated EBT results from adding net non-operating income to Operating Income. Consolidated 2Q 2024 EBT was $4,211 (40.5% of sales) compared to $5,172 (40.2% of sales) in 2Q 2023. Consolidated 1H 2024 EBT was $9,010 (41.4% of sales) compared to $10,291 (40.5% of sales) in 1H 2023.

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

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2024 consolidated EBT excluding the remeasured bank balance currency gain or loss (“adjusted consolidated EBITDA”) was $4,942 (47.5% of sales) compared to $6,996 (54.4% of sales) in 2Q 2023.  Adjusted consolidated EBITDA at $10,489 (48.3% of sales) in 1H 2024 was 24.6% lower than the $13,916 (54.8% of sales) in 1H 2023. Approximately 75% of the lower EBITDA was due to lower GP. The rest was due primarily to higher litigation expenses and no CSI IIA amortization expense. Adjusted consolidated trailing twelve months’ (TTM) EBITDA was $23,208 as of June 30, 2024.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	2Q 2024	2Q 2023	1H 2024	1H 2023
EBT	$ 4,211	$ 5,172	$ 9,010	$ 10,291
Depreciation Expense	172	155	327	310
Femcare IIA Amortization Expense	501	498	1,005	981
CSI IIA Amortization Expense	-	1,105	-	2,211
Other Non-Cash Amortization Expense	8	8	18	16
Stock Option Compensation Expense	52	50	130	100
Interest Expense	-	-	-	-
Remeasured Foreign Currency Balances	(2)	8	(1)	7
UTMD non-US GAAP EBITDA:	$ 4,942	$ 6,996	$ 10,489	$ 13,916

g)  Net Income

Net Income is EBT minus a provision for income taxes.  Net Income in 2Q 2024 of $3,453 (33.2% of sales) was 17.8% lower than the Net Income of $4,200 (32.6% of sales) in 2Q 2023.  The $747 lower 2Q Net Income was due to $987 lower Operating Income combined with $27 higher net non-operating income, and a slightly lower average income tax provision rate. The average consolidated income tax provision rate (as a % of the applicable period EBT) in 2Q 2024 was 18.0% compared to 18.8% in 2Q 2023.

Net Income in 1H 2024 of $7,409 (34.1% of sales) was 11.9% lower than the Net Income of $8,414 (33.1% of sales) in 1H 2023.  The $1,005 lower 1H Net Income was due to $1,542 lower Operating Income combined with $261 higher net non-operating income, and a lower average income tax provision rate. The average consolidated income tax provision rate (as a % of the applicable period EBT) in 1H 2024 was 17.8% compared to 18.2% in 1H 2023.

The consolidated income tax provision rate varies as the mix in taxable income among U.S. and foreign subsidiaries with differing income tax rates differs from period to period. Except for the UK, in which the corporate income tax rate changed to 25% from 19% on April 1, 2023, the basic corporate income tax rates in each of the sovereignties were the same as in the prior year.

h)  Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS in 2Q 2024 were $0.978 compared to diluted EPS of $1.154 in 2Q 2023, a 15.3% decrease. Diluted EPS in 1H 2024 were $2.070 compared to diluted EPS of $2.313 in 1H 2023, a 10.5% decrease. The decreases in EPS were lower than the decreases in Net Income as a result of fewer diluted shares.

Diluted shares were 3,531,572 in 2Q 2024 compared to 3,638,566 in 2Q 2023.  Diluted shares were 3,579,435 in 1H 2024 compared to 3,637,715 in 1H 2023. The lower diluted shares in both periods of 2024 were the result of shares repurchased during 1H 2024, offset by employee options exercised and a dilution factor for unexercised options just in 2023. Because the average exercise price of employee options was higher than the ending market price of the stock in 2Q 2024, the number of shares added as a dilution factor in 2Q 2024 was zero compared to 10,288 in 2Q 2023. For the same reason, the number of shares added as a dilution factor in 1H 2024 was zero compared to 9,660 in 1H 2023. The number of shares used for calculating EPS in both years was higher than period-ending outstanding shares because of a time-weighted calculation of average outstanding shares, plus dilution in 2023 from unexercised employee options.

Outstanding shares at the end of 2Q 2024 were 3,498,902 compared to 3,629,525 at the end of calendar year 2023. The difference was due to 7,592 shares added from employee option exercises during 1H 2024 and 138,215 shares subtracted from repurchases in 1H 2024. Share repurchases in 2Q 2024 were 95,107 shares at an average price of $67.33.  Share repurchases in 1H 2024 were 138,215, as stated above, at an average price of $67.96.  The total cost of repurchasing shares in 1H 2024 was $9,393,466. For comparison, outstanding shares were 3,628,988 at the end of 2Q 2023. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders.

The total number of outstanding unexercised employee and outside director options at June 30, 2024 was 73,497 at an average exercise price of $77.01, including shares awarded but not yet vested.  This compares to 66,025 unexercised option shares at the end of 2Q 2023 at an average exercise price of $73.78/ share, including shares awarded but not vested. No employee options have been awarded in 2024.  Non-qualified option awards totaling 19,000 shares were made to 48 employees in October 2023 at an exercise price of $77.07.

i)  Return on Equity (ROE)

ROE is the portion of Net Income retained by UTMD to internally finance its growth, pay dividends and make share repurchases divided by the average accumulated stockholders’ equity for the applicable time period.  Annualized ROE in 1H 2024 (before stockholder dividends and share repurchases) was 12% compared to 14% 1H 2023. The lower 2024 ROE was due to the double-whammy effect of a 12% decline in the numerator (Net Income) with a 7% increase in the denominator (average stockholders’ equity). Targeting a high ROE of 20% remains a financial objective for UTMD management. The increase in average stockholders’ equity was after reductions due to paying cash dividends to stockholders and repurchasing shares.

UTMD paid $1,081 ($0.300/share) in dividends to stockholders in 2Q 2024 compared to $1,070 ($0.295/ share) paid in 2Q 2023. The dividends paid to stockholders during 2Q 2024 were 31% of Net Income. UTMD paid $2,170 ($0.300/share) in dividends to stockholders in 1H 2024 compared to $2,140 ($0.295/ share) paid in 1H 2023. The dividends paid to stockholders during 1H 2024 were 29% of Net Income.

UTMD’s closing share price at the end of 2Q 2024 was $66.81, down 6.0% from the closing price of $71.11 three months earlier at the end of 1Q 2024, and down 20.7% from the closing price of $84.22 at the end of 2023.  The closing share price one year ago at the end of 2Q 2023 was $93.20.

Liquidity and Capital Resources

j)  Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $8,038 in 1H 2024 compared to $11,828 in 1H 2023.  The $3,790 lower increase in cash provided by operating activities included a $1,005 lower Net Income in 1H 2024 along with a use of cash to increase trade accounts receivable by $351 instead of a $2,017 decrease in the prior year, and a $2,184 lower increase in amortization expense compared to 1H 2023. Those lower contributions to or use of cash were partially offset by a $441 cash provided by lower inventories compared to a $1,245 increase in inventories in the prior year.

Capital expenditures for property and equipment (PP&E) were $132 in 1H 2024 compared to $363 in 1H 2023. The amount spent in 1H 2024 was $195 less than depreciation expense in contrast to the prior year when capital expenditures exceeded depreciation as UTMD invested in new equipment and tooling to increase its manufacturing capabilities for biopharmaceutical manufacturing control sensors.  Depreciation of PP&E was $327 in 1H 2024 compared to $310 in 1H 2023.  Future depreciation expense will increase as new equipment is placed in service.

UTMD made cash dividend payments to stockholders of $2,170 in 1H 2024 compared to $2,140 in 1H 2023.  The difference was due to 1.7% higher dividends per share than in the previous year, offset by share repurchases.

In 1H 2024, UTMD received $390 and issued 7,592 shares of its stock upon the exercise of employee stock options. Option exercises in 1H 2024 were at an average price of $51.39 per share. In comparison, in 1H 2023, UTMD received $81 and issued 1,221 shares of its stock upon the exercise of employee stock options. Option exercises in 1H 2023 were at an average price of $66.52 per share.

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

k)  Assets and Liabilities

At June 30, 2024 compared to the end of 2023, UTMD’s cash and investments decreased $3,650 to $89,219 primarily as a result of using $11,563 in cash repurchasing UTMD stock and paying shareholder dividends, offset by 1H 2024 Net Income of $7,409.  The $504 additional difference in lower cash resulted primarily from $836 lower accrued liabilities. At June 30, 2024, net Intangible Assets declined to 13.5% of total consolidated assets from 13.8% on December 31, 2023 despite total assets being 4% lower due to lower cash. UTMD’s strong 26.0 current ratio at June 30, 2024 was higher than the 22.6 current ratio at December 31, 2023 despite 4% lower current assets as a result of a 25% decline in accrued liabilities. The average age of trade receivables was 32 days from date of invoice at June 30, 2024 compared to 24 days at December 31, 2023 based on the most recent calendar quarter of sales. Both numbers represent excellent receivables collection experience. Average inventory turns declined to 1.8 in 2Q 2024 compared to 2.2 for the last quarter of 2023 due to the lower sales activity and despite a $525 reduction in consolidated inventories.  Both turn numbers which resulted in extra safety stocks of raw materials acquired following the pandemic are too low.

June 30, 2024 total consolidated assets were $130,032, a decrease of $5,425 from December 31, 2023. Current assets were $3,947 lower than at December 31, 2023 because of the decrease in cash. A $525 decrease in inventories was offset by a $278 increase in total receivables.  Net fixed assets (property, plant and equipment) in Utah decreased $160 as depreciation exceeded new acquisitions.  OUS subsidiary net fixed assets decreased $198 as depreciation exceeded new acquisitions and as a result of changes in FX rates for foreign currency-valued assets in Ireland, the UK, Australia and Canada.

For clarity, the net book value of consolidated property, plant and equipment decreased $358 at June 30, 2024 from the end of 2023 due to the net effect on OUS asset values of period-ending changed FX rates, $132 in new asset purchases minus $327 in depreciation.

June 30, 2024 net intangible assets (goodwill plus other intangible assets) declined $1,121 from the end of 2023 as a result of $1,023 in amortization and a weaker GBP/USD FX rate on UK intangible asset balances. At June 30, 2024, net intangible assets including goodwill were 13% of total consolidated assets compared to 14% at year-end 2023 and 16% at June 30, 2023.

Working capital (current assets minus current liabilities) was $98,383 at June 30, 2024 compared to $101,559 at December 31, 2023. Cash balances were 91% of the June 30, 2024 working capital. Current assets at June 30, 2024 compared to December 31, 2023 were $3,947 lower as the result of the $3,650 decrease in cash combined with a $525 decrease in inventories, offset by a $278 increase in total receivables. Current liabilities were $770 lower at June 30, 2024 compared to December 31, 2023 as the result of a $836 decrease in accrued liabilities and $66 higher accounts payable.  The lower accrued liabilities resulted mainly from a $387 lower employee profit-sharing bonus accrual at mid-year 2024 compared to the prior end-of-year 2023 accrual and $805 lower accrued income taxes. Management believes that UTMD’s working capital remains more than sufficient to meet operating needs, new capital expenditures and projected cash dividend payments to stockholders.

June 30, 2024 total consolidated liabilities were $5,980, a decline of $1,165 from December 31, 2023. Current liabilities were $770 lower than at December 31, 2023.  Long term liabilities were $394 lower, primarily as a result of the deferred tax liability balance resulting from non-tax deductible Femcare remaining IIA amortization expense being $260 lower.

The deferred tax liability balance for Femcare IIA ($9,084 on the date of the acquisition), was $860 at June 30, 2024 compared to $1,120 at December 31, 2023 and $1,370 at June 30, 2023. Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare IIA, i.e. as Femcare pays its taxes in the UK without the benefit of a deduction for IIA amortization expense.

UTMD’s total debt ratio (total liabilities/ total assets) at June 30, 2024 was 4.6%, at December 31, 2023 was 5.3%, and at June 30, 2023 was 6.7%.

l)  Management's Outlook

As outlined in its December 31, 2023 SEC 10-K report, UTMD’s plan for 2024 was to

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

The above 2024 plan remains the same, and management looks forward to bringing items 1) -4) to better fruition in 2H 2024. Although revenues are now expected to be lower than projected at the beginning of the year, because of better-than-expected GPM performance, Operating Profit for the year should be consistent with the beginning-of-year projection in UTMD’s SEC 10-K report, assuming that ongoing litigation expenses remain consistent with 1H 2024. EPS will benefit from share repurchases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9336, .9042 and .9159 EUR per USD as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively.  Exchange rates were .7913, .7850 and .7869 GBP per USD as of June 30, 2024, December 31, 2023 and June 30, 2023, respectively.  Exchange rates were 1.4983, 1.4652 and 1.5012 AUD per USD on June 30, 2024, December 31, 2023 and June 30, 2023, respectively.  Exchange rates were 1.3686, 1.3204, and 1.3237 CAD per USD on June 30, 2024, December 31, 2023 and June 30, 2023, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and/or by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2024. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

UTMD is a party from time to time in litigation incidental to its business. Presently, except for Filshie clip product liability lawsuits still in discovery, there is no litigation or threatened litigation. The Company does not expect the outcome of the Filshie clip litigation will be material to consolidated financial results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 2Q 2024.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
04/01/24 – 04/30/24	63,985	67.57	N/A	N/A
05/01/24 – 05/31/24	12,854	66.93	N/A	N/A
06/01/24 – 06/30/24	18,268	66.75	N/A	N/A
Total	95,107	67.33	N/A	N/A

1) None of the shares were purchased as part of a publicly announced plan and all were purchased on the open market.
2) The total number of shares repurchased to-date in 2024 through August 8 was 160,000 at an average cost of $67.72/ share, approximately 4% of prior year-end 2023 outstanding shares.

The frequency of UTMD’s open market share repurchases depends on the availability of sellers and the price of the stock. The board of directors has not established an expiration date or a maximum dollar or share limit for UTMD’s continuing and long-term pattern of opportunistic open market share repurchases since 1992.

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        8/9/24                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        8/9/24                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer