Form 10-Q
period 2024-09-30
UTAH MEDICAL PRODUCTS INC
filed 2024-11-12
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 11, 2024: 3,391,620.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2024 AND DECEMBER 31, 2023
(in thousands)
	(unaudited)	(audited)
	SEPTEMBER 30, 2024	DECEMBER 31, 2023
ASSETS
Current assets:
Cash & investments	$ 88,452	$ 92,868
Accounts & other receivables, net	3,720	3,391
Inventories	9,107	9,582
Other current assets	377	428
Total current assets	101,656	106,269
Property and equipment, net	10,419	10,551
Goodwill	14,027	13,692
Other intangible assets	55,899	54,296
Other intangible assets - accumulated amortization	(52,307)	(49,350)
Other intangible assets, net	3,592	4,946
Total assets	$ 129,694	$ 135,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 999	$ 769
Accrued expenses	2,436	3,941
Total current liabilities	3,435	4,710
Deferred tax liability – Femcare IIA	779	1,120
Other long term liabilities	698	698
Operating lease liability	299	295
Deferred income taxes	286	322
Total liabilities	5,497	7,145

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued - September 30, 2024, 3,441 shares and December 31, 2023, 3,630 shares	34	36
Accumulated other comprehensive income (loss)	(9,890)	(10,658)
Additional paid-in capital	-	594
Retained earnings	134,053	138,341
Total stockholders' equity	124,197	128,313

Total liabilities and stockholders' equity	$ 129,694	$ 135,458

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023
(in thousands, except per share amounts - unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Sales, net	$ 10,005	$ 12,505	$ 31,745	$ 37,891

Cost of goods sold	4,203	5,146	12,925	14,951
Gross profit	5,802	7,359	18,820	22,940

Operating expense
Selling, general and administrative	2,287	3,252	7,464	9,693
Research & development	172	138	692	414
Total operating expense	2,459	3,390	8,156	10,107
Operating income	3,343	3,969	10,664	12,833

Other income	836	812	2,524	2,239
Income before provision for income taxes	4,179	4,781	13,188	15,072

Provision for income taxes	616	846	2,216	2,723
Net income	$ 3,563	$ 3,935	$ 10,972	$ 12,349

Earnings per common share (basic)	$ 1.02	$ 1.08	$ 3.10	$ 3.40

Earnings per common share (diluted)	$ 1.02	$ 1.08	$ 3.10	$ 3.39

Shares outstanding - basic	3,478	3,629	3,542	3,629

Shares outstanding - diluted	3,478	3,639	3,542	3,638

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ 1,432	$ (1,012)	$ 769	$ 41
Total comprehensive income	$ 4,995	$ 2,923	$ 11,741	$ 12,390

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023
(in thousands - unaudited)
	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 10,972	$ 12,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	530	465
Amortization	1,548	4,824
Provision for (recovery of) losses on accounts receivable	(6)	(31)
Amortization of right of use assets	38	39
Deferred income taxes	(417)	(284)
Stock-based compensation expense	184	153
Tax benefit attributable to exercise of stock options	20	12
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(306)	2,133
Inventories	508	(925)
Prepaid expenses and other current assets	54	19
Accounts payable	229	(712)
Accrued expenses	(1,460)	(1,093)
Total adjustments	922	4,600
Net cash provided by operating activities	11,894	16,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(221)	(549)
Intangible assets	(5)	-
Proceeds from sale of property and equipment	27	-
Net cash used in investing activities	(199)	(549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	390	117
Common stock purchased and retired	(13,259)	-
Payment of dividends	(3,222)	(3,211)
Net cash used in financing activities	(16,091)	(3,094)

Effect of exchange rate changes on cash	(20)	(149)
Net increase/(decrease) in cash and cash equivalents	(4,416)	13,157
Cash at beginning of period	92,868	75,052
Cash at end of period	$ 88,452	$ 88,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$ 3,713	$ 3,489
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2024	3,499	$ 35	$ -	$ (11,322)	$ 135,339	$ 124,052
Stock option compensation expense	-	-	53	-	-	53
Common stock purchased and retired	(58)	(1)	(53)	-	(3,812)	(3,866)
Foreign currency translation adjustment	-	-	-	1,432	-	1,432
Common stock dividends	-	-	-	-	(1,038)	(1,038)
Net income	-	-	-	-	3,563	3,563
Balance at September 30, 2024	3,441	$ 34	$ -	$ (9,890)	$ 134,053	$ 124,197

Balance at December 31, 2023	3,630	$ 36	$ 593	$ (10,658)	$ 138,341	$ 128,313
Shares issued upon exercise of employee stock options for cash	8	-	390	-	-	390
Stock option compensation expense	-	-	184	-	-	184
Common stock purchased and retired	(197)	(2)	(1,168)	-	(12,090)	(13,259)
Foreign currency translation adjustment	-	-	-	769	-	769
Common stock dividends	-	-	-	-	(3,171)	(3,171)
Net income	-	-	-	-	10,972	10,972
Balance at September 30, 2024	3,441	$ 34	$ -	$ (9,890)	$ 134,053	$ 124,197

Balance at June 30, 2023	3,629	$ 36	$ 432	$ (10,986)	$ 132,279	$ 121,762
Shares issued upon exercise of employee stock options for cash	1	-	36	-	-	36
Stock option compensation expense	-	-	53	-	-	53
Foreign currency translation adjustment	-	-	-	(1,012)	-	(1,012)
Common stock dividends	-	-	-	-	(1,071)	(1,071)
Net income	-	-	-	-	3,935	3,935
Balance at September 30, 2023	3,630	$ 36	$ 521	$ (11,999)	$ 135,144	$ 123,702

Balance at December 31, 2022	3,628	$ 36	$ 251	$ (12,039)	$ 126,006	$ 114,254
Shares issued upon exercise of employee stock options for cash	2	-	117	-	-	117
Stock option compensation expense	-	-	153	-	-	153
Foreign currency translation adjustment	-	-	-	41	-	41
Common stock dividends	-	-	-	-	(3,212)	(3,212)
Net income	-	-	-	-	12,349	12,349
Balance at September 30, 2023	3,630	$ 36	$ 521	$ (11,999)	$ 135,144	$ 123,702

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

(3) Inventories at September 30, 2024, and December 31, 2023, consisted of the following:

	September 30, 2024	December 31, 2023
Finished goods	$1,356	$1,685
Work-in-process	1,441	1,503
Raw materials	6,310	6,394
Total	$9,107	$9,582

(4) Stock-Based Compensation. At September 30, 2024, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2024, and 2023, the Company recognized $53 and $53, respectively, in stock based compensation cost.  In the nine months ended September 30, 2024, and 2023, the Company recognized $184 and $153, respectively, in stock based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2023, or September 30, 2024.

(6) Global 3Q 2024 revenues (USD) by product category:

	Domestic	Outside US	Total
Labor & Delivery	$894	$159	$1,053
Gynecology/Electrosurgery/Urology	2,298	2,795	5,093
Neonatal	1,371	342	1,713
Blood Pressure Monitoring and Accessories*	1,124	1,022	2,146
Total:	$5,687	$4,318	$10,005

Global 9M 2024 revenues (USD) by product category:

	Domestic	Outside US	Total
Labor & Delivery	$2,550	$547	$3,097
Gynecology/Electrosurgery/Urology	7,060	8,945	16,005
Neonatal	3,848	1,053	4,901
Blood Pressure Monitoring and Accessories*	4,251	3,491	7,742
Total:	$17,709	$14,036	$31,745

*includes assemblies and molded components sold to OEM customers.

(7) Distribution Agreement Purchase. UTMD completed the purchase of exclusive U.S. distribution rights for the Filshie® Clip System from CooperSurgical, Inc. (CSI) as of February 1, 2019. The $21,000 purchase price represented an identifiable intangible asset which was straight-line amortized and recognized as part of G&A expenses over the 4.75 year remaining life of the CSI distribution agreement with Femcare Ltd.

(8) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 3rd quarter 2024.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator
Net income	3,563	3,935	10,972	12,349

Denominator
Weighted average shares, basic	3,478	3,629	3,542	3,629
Dilutive effect of stock options	-	10	-	9
Diluted shares	3,478	3,639	3,542	3,638

Earnings per share, basic	1.02	1.08	3.10	3.40
Earnings per share, diluted	1.02	1.08	3.10	3.39

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements. After September 30, 2024 through November 11, 2024, the Company made additional repurchases of 48,905 shares of its stock in the open market for $3,164, at an average price of $64.70 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2023, provided a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three-month period in comparison with a previous three-month period may not be indicative of comparative results for the year as a whole.

Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; A$ or AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in 3Q and 9M 2024 compared to the same periods of 2023 were as follows:

	3Q 2024	3Q 2023	Change	9M 2024	9M 2023	Change
Net Sales	$ 10,005	$ 12,505	(20.0%)	$ 31,745	$ 37,891	(16.2%)
Gross Profit	5,802	7,359	(21.2%)	18,820	22,940	(18.0%)
Operating Income	3,343	3,969	(15.8%)	10,664	12,833	(16.9%)
Income Before Tax	4,179	4,781	(12.6%)	13,189	15,072	(12.5%)
Net Income (NI)	3,564	3,935	(9.4%)	10,972	12,349	(11.1%)
Earnings per Diluted Share (EPS)	1.025	1.081	(5.2%)	3.098	3.394	(8.7%)

Worldwide (WW) consolidated sales in 3Q 2024 were $2,500 lower than in 3Q 2023, and were $6,146 lower in 9M 2024 compared to 9M 2023.  WW sales to UTMD’s previous major OEM customer, PendoTECH, were $1,704 lower in 3Q 2024 than in 3Q 2023, and were $4,483 lower in 9M 2024 compared to 9M 2023 accounting for 73% of the lower year-to-date sales.  WW Filshie Clip System (Filshie) sales, which were not projected to be lower, were $193 lower in 3Q 2024 than in 3Q 2023, and were $1,110 lower in 9M 2024 compared to 9M 2023 accounting for 18% of the year-to-date sales decline.  In other words, those two sales categories combined represented 76% of the lower revenues in 3Q 2024, and 91% of the lower revenues in 9M 2024.

Sales invoiced in foreign currencies, which did not include PendoTECH biopharmaceutical OEM sales, represented 35% of total WW consolidated 3Q 2024 sales (when expressed in USD) and 33% of 9M 2024 total WW consolidated sales. Constant currency sales, U.S. dollar sales using the same foreign currency exchange (FX) rates as in the prior year’s same periods, were $96 higher in 3Q 2024 as a result of a stronger EUR and GBP compared to 3Q 2023, and $113 higher for 9M 2024.

Profit margins in 3Q and 9M 2024 compared to 3Q and 9M 2023 follow:

	3Q 2024	3Q 2023	9M 2024	9M 2023
	(Jul – Sep)	(Jul – Sep)	(Jan – Sep)	(Jan – Sep)
Gross Profit Margin (GP/ sales):	58.0%	58.8%	59.3%	60.5%
Operating Income Margin (OI/ sales):	33.4%	31.7%	33.6%	33.9%
EBT Margin (EBT/ sales):	41.8%	38.2%	41.5%	39.8%
Net Income Margin (NI/ sales):	35.6%	31.5%	34.6%	32.6%
EBT = Income Before Taxes = (Operating Income + Non-Operating Income)

In 3Q and 9M 2024, UTMD’s GP Margin (GPM) was hampered by planned higher manufacturing overhead costs with lower absorption as a result of lower sales. Despite additional cost-of-living adjustments for production workers and continued “sticky inflation” in raw material costs, UTMD’s GPMs in 2024 have not declined as much as projected at the beginning of the year due to reductions in headcount, including management, not planned at the beginning of the year.

Compared to the prior year, OI Margins in 2024 benefited from the fact that the amortization of the $21 million identifiable intangible asset (IIA) associated with UTMD’s 2019 purchase of CooperSurgical Inc’s (CSI’s) exclusive right to distribute the Filshie Clip System in the U.S. ended in October 2023.  In other words, there was $1,105 (8.8% of revenues) in 3Q 2023 operating expense and $3,316 (also 8.8% of revenues) in 9M 2023 operating expense that was zero in 2024.  On the other hand, UTMD’s OI Margin was diluted in 2024 by the fact that ongoing litigation expenses related to Filshie product liability claims were 4.26% of revenues in 3Q 2024 compared to 2.78% in 3Q 2023, and 5.71% of revenues in 9M 2024 compared to 2.74% in 9M 2023. EBT and Net Income margins were enhanced by higher net non-operating income despite a new 1% excise tax on share repurchases (included as an offsetting non-operating expense) that occurred only in 2024 as no UTMD shares were repurchased in 2023. Earnings Per Share (EPS) in 3Q 2024 were only 5% lower when revenues were 20% lower than in 3Q 2023, and in 9M 2024 EPS were only 9% lower when revenues were 16% lower than in 9M 2023. EPS in 2024 were helped by share repurchases and a lower income tax provision rate compared to the prior year. Additional income statement details are provided later in this report.

UTMD’s September 30, 2024 Balance Sheet continued to be about as strong as at the end of 2023 with a higher current ratio and lower total liabilities, despite lower sales and earnings, 9M 2024 cash payment of $3,222 in dividends to stockholders and use of $13,259 to repurchase shares. The 3Q 2024 ending share price declined $17.31 (20.6%) from the end of 2023.

Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 3Q 2024 compared to the end of calendar year 2023 and the end of 3Q 2023 follow:

	9-30-24	12-31-23	Change	9-30-23	Change
GBP	1.33958	1.27386	5.2%	1.22134	9.7%
EUR	1.11429	1.10593	0.8%	1.05841	5.3%
AUD	0.69312	0.68248	1.6%	0.64494	7.5%
CAD	0.73987	0.75733	(2.3%)	0.73873	0.2%

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

Total WW UTMD consolidated 3Q 2024 sales were $2,500 (20.0%) lower than in 3Q 2023. WW constant currency sales were $2,596 (20.8%) lower. U.S. domestic sales were 21.7% lower (obviously without any FX impact), and outside the U.S. (OUS) sales were 17.6% lower. Without the benefit of a weaker USD in converting foreign currency sales, 3Q 2024 OUS sales were 19.4% lower.

Domestic U.S. sales in 3Q 2024 were $5,687 compared to $7,265 in 3Q 2023.  Domestic sales are invoiced in USD and not subject to FX rate fluctuations. The components of domestic sales include 1) “direct other device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie device sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “direct Filshie device sales”. UTMD separates Filshie device sales from other medical device sales direct to medical facilities because of their significance, and acquisition history. Domestic direct other device sales, representing 66% of total domestic sales, were $345 (8.4%) lower in 3Q 2024 than in 3Q 2023. Domestic OEM sales, representing 16% of total domestic sales, were $1,111 (54.7%) lower, with $1,222 lower U.S. PendoTECH biopharmaceutical OEM sales. Direct Filshie device sales, representing 18% of total domestic sales, were $122 (10.7%) lower in 3Q 2024 compared to 3Q 2023.

OUS sales in 3Q 2024 were 17.6% lower at $4,318 compared to $5,240 in 3Q 2023. The decrease in USD-denominated OUS sales was mitigated as a result of a weaker USD relative to the EUR and GBP, which added $96 to OUS sales that were invoiced in GBP, EUR, AUD and CAD foreign currencies in constant currency terms. FX rates for income statement purposes are transaction-weighted averages. The weighted-average FX rates from the applicable foreign currency to USD during 3Q 2024 and 3Q 2023 for revenue purposes follow:

	3Q 2024	3Q 2023	Change
GBP	1.3009	1.2669	+2.7%
EUR	1.1091	1.0711	+3.5%
AUD	0.6687	0.6572	+1.8%
CAD	0.7339	0.7462	(1.7%)

The weighted average favorable FX rate difference impact on 3Q 2024 foreign currency OUS sales was 2.9%, increasing reported USD sales by $96 relative to the same foreign currency sales in 3Q 2023.  In constant currency terms, foreign currency sales in 3Q 2024 were 7.3% higher than in 3Q 2023. The portion of OUS sales invoiced in foreign currencies in USD terms were 34.5% of total consolidated 3Q 2024 sales compared to 25.0% in 3Q 2023.

OUS sales invoiced in foreign currencies are due to direct end-user sales in Ireland, the UK, France, Canada, Australia and New Zealand, and to shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland and the UK.  Export sales from the U.S. to OUS distributors are invoiced in USD.  Direct to end-user foreign currency OUS 3Q 2024 sales in USD terms were 4.2% higher in Ireland, 10.8% lower in Canada, 6.2% lower in France, 20.3% lower in AUS/NZ and 0.6% higher in the UK than in 3Q 2023. Sales to OUS distributors excluding PendoTECH were 11.6% lower in 3Q 2024 than in 3Q 2023.

Total consolidated 9M 2024 UTMD WW consolidated sales were $6,146 (16.2%) lower than in 9M 2023. Constant currency 9M 2024 sales were helped $113 (+0.4%) due to a generally weaker USD year-to-date. U.S. domestic sales were 17.5% lower and OUS sales were 14.5% lower.

Domestic U.S. sales in 9M 2024 were $17,709 compared to $21,467 in 9M 2023.  Direct other device sales, representing 62% of total domestic sales, were $459 (4.0%) lower in 9M 2024 than in 9M 2023.  The lower direct other device sales year-to-date resulted from continued supply chain disruption. Domestic OEM sales, representing 21% of total domestic sales, were $2,815 (43.3%) lower. The PendoTECH biopharmaceutical portion of domestic OEM sales were $3,083 (61.7%) lower.  In other words, 9M 2024 non-PendoTECH OEM sales were $265 higher. Direct domestic Filshie device sales, representing 17% of total domestic sales, were $483 (13.5%) lower in 9M 2024 compared to 9M 2023.  UTMD’s beginning-of-year projections assumed that U.S. Filshie device sales would not be lower in 2024.

OUS sales in 9M 2024 were 14.5% lower at $14,036 compared to $16,424 in 9M 2023. The decrease in 9M 2024 USD-denominated OUS sales was mitigated as a result of a weaker USD relative to the GBP and EUR which added a net $113 to OUS sales (constant currency terms) after the offsetting negative impact of a weaker AUD and CAD.  FX rates for income statement purposes are transaction-weighted averages. The weighted-average FX rates from the applicable foreign currency to USD during 9M 2024 and 9M 2023 for revenue purposes follow:

	9M 2024	9M 2023	Change
GBP	1.2760	1.2434	+2.6%
EUR	1.0886	1.0790	+0.9%
AUD	0.6617	0.6708	(1.4%)
CAD	0.7355	0.7432	(1.0%)

The weighted-average favorable impact on 9M 2024 WW consolidated sales was 0.4%, increasing reported USD sales by $113 compared to using the same foreign currency exchange rates as in 9M 2023. In constant currency terms, OUS sales in 9M 2024 were 15.2% lower than in 9M 2023. The portion of OUS sales invoiced in foreign currencies in USD terms was 33.5% of total consolidated 9M 2024 sales compared to 28.8% in 9M 2023. Direct to end-user foreign currency OUS 9M 2024 sales in USD terms were 15.2% higher in Ireland, 10.0% lower in Canada, 16.8% lower in France, 5.7% higher in the UK and 18.1% lower in AUS/NZ. Sales to OUS distributors/OEM (excluding PendoTECH biopharmaceutical) customers were 8.5% lower in 9M 2024 than in 9M 2023.

Since shipments to OEM customers and OUS distributors typically have longer lead times, the current order backlog added to 9M 2024 sales results for those segments helps provide a fair estimate for 2024 sales as a whole, barring new raw material supply constraints. Management now expects that WW PendoTECH biopharmaceutical OEM sales will be $6 million lower in 2024 than in 2023, representing less than 7% of 2024 total consolidated sales compared to 17% in 2023. Along with the decline in Filshie Clip System sales, this suggests a total annual 2024 consolidated sales decline of 18% to 19% compared to 2023.

UTMD segments sales into the following general product categories:  gynecology/ electrosurgery, labor & delivery, neonatal critical care, and miscellaneous including blood pressure monitoring kits and accessories as well as related OEM products.

In 3Q 2024 compared to 3Q 2023, WW gynecology/ electrosurgery sales were 5% lower, WW neonatal device sales were 9% lower, WW labor & delivery device sales were 26% lower and WW blood pressure monitoring and related OEM product sales were 44% lower.  In 9M 2024 compared to 9M 2023, WW gynecology/ electrosurgery device sales were 5% lower, WW labor & delivery device sales were 12% lower, WW neonatal device sales were 3% lower and WW blood pressure monitoring and related OEM product sales were 38% lower.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global revenues by product category:

	3Q 2024	3Q 2023	9M 2024	9M 2023
Labor & Delivery	$ 1,053	$ 1,423	$ 3,097	$ 3,513
Gynecology/ Electrosurgery/ Urology	5,093	5,372	16,005	16,881
Neonatal	1,713	1,884	4,901	5,042
Blood Pressure Monitoring and Accessories*	2,146	3,826	7,742	12,455
Total:	$ 10,005	$ 12,505	$ 31,745	$ 37,891

OUS revenues by product category:

	3Q 2024	3Q 2023	9M 2024	9M 2023
Labor & Delivery	$ 159	$ 357	$ 547	$ 788
Gynecology/ Electrosurgery/ Urology	2,795	2,772	8,945	9,076
Neonatal	342	521	1,053	1,150
Blood Pressure Monitoring and Accessories*	1,022	1,590	3,491	5,410
Total:	$ 4,318	$ 5,240	$ 14,036	$ 16,424

* includes assemblies and molded components sold to OEM customers.

c)Gross Profit

Gross Profit results from subtracting the costs of manufacturing, quality assurance and receiving materials from suppliers from revenues. UTMD’s Gross Profit was $1,557 (21.2%) lower in 3Q 2024 than in 3Q 2023, and $4,120 (18.0%) lower in 9M 2024 than in 9M 2023. Despite the decline, this represented a better outcome than was projected at the beginning of the year. Given the Company’s strategy of vertical integration in a complex medical device industry, the relatively fixed manufacturing overhead costs of retaining critical management, engineering and quality assurance capabilities dominates other more variable manufacturing costs of direct labor and materials. During 3Q and 9M 2024, UTMD was able to make some overhead adjustments that were not projected at the beginning of the year which allowed Gross Profit Margins to not be significantly lower than in 2023.

d)Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit.  Operating Income in 3Q 2024 was $3,343 compared to $3,969 in 3Q 2023, a $626 (15.8%) decline; and was $10,664 in 9M 2024 compared to $12,833 in 9M 2023, a $2,169 (16.9%) decline.

Operating Expenses are comprised of Sales and Marketing (S&M) expenses, General and Administrative (G&A) expenses and Product Development (R&D) expenses. The following table summarizes Operating Expenses in 3Q and 9M 2024 compared to the same periods in 2023 by Operating Expense (OE) category:

OE Category	3Q 2024	% of sales	3Q 2023	% of sales	9M 2024	% of sales	9M 2023	% of sales
S&M:	$ 437	4.4	$ 417	3.3	$ 1,395	4.4	$ 1,209	3.2
G&A:	1,850	18.5	2,835	22.7	6,069	19.1	8,484	22.4
R&D:	172	1.7	138	1.1	692	2.2	414	1.1
Total OE:	$ 2,459	24.6	$ 3,390	27.1	$ 8,156	25.7	$ 10,107	26.7

The large G&A expense change which allowed UTMD’s Operating Expense ratio to be lower in 2024 were the noncash IIA amortization expenses of $1,105 in 3Q 2023 and $3,316 in 9M 2023 that did not recur in 2024 (i.e. the CSI IIA had been fully amortized in 4Q 2023).

Changes in foreign currency exchange (FX) rates did not have a significant impact on OUS Operating Expense results in 9M 2024. The FX rate changes are noted in the revenues sections above. A stronger EUR, GBP and AUD in 3Q 2024 helped increase OUS S&M expense by $2 and OUS G&A expense by $21, of which $13 was from the same GBP amortization of Femcare IIA in 3Q 2024 and 2023. A stronger EUR and GBP offset by a weaker AUD and CAD in 9M 2024, increased OUS S&M expenses by $2 and OUS G&A expenses by $51, of which $37 was from the same GBP amortization of Femcare IIA in both 9M 2024 and 9M 2023. There were no OUS R&D expenses.

S&M expenses in 3Q 2024 were up $20 mainly as a result of salary increases, but also some additional sales personnel resources in Australia.  S&M expenses in 9M 2024 were $186 higher as a result of a 2Q 2024 $100 medical expense in UTMD’s U.S. self-insured health care plan, $78 higher salaries and consulting fees, and $8 higher trade show costs.  UTMD did not reduce S&M personnel in 9M 2024.

R&D expenses were higher in both periods primarily from testing and qualification of UTMD’s own-branded biopharmaceutical process high-pressure monitoring devices, which it has not yet begun to market.

A division of G&A expenses by location follows. G&A expenses include non-cash expenses from the amortization of IIA associated with the Filshie Clip System, which is also itemized below:

G&A Expense Category	3Q 2024	% of sales	3Q 2023	% of sales	9M 2024	% of sales	9M 2023	% of sales
IIA Amort – UK:	$ 517	5.2	$ 504	4.0	$ 1,522	4.8	$ 1,484	3.9
IIA Amort – CSI:	-	-	1,105	8.8	-	-	3,316	8.8
Other– UK:	187		164		536		490
U.S. Litigation	413	4.1	310	2.5	1,802	5.7	1,000	2.6
Other– US:	582		609		1,740		1,760
IRE:	87		74		273		227
AUS:	32		38		98		107
CAN:	32		31		98		100
Total G&A:	$ 1,850	18.5	$ 2,835	22.7	$ 6,069	19.1	$ 8,484	22.4

Although the UK IIA amortization expense in GBP currency was the same as in the prior year’s same periods, the 3Q 2024 Operating Income margin was diluted by 1.2 percentage points, and the 9M 2024 Operating Income margin was diluted by 0.9 percentage points, due to lower sales and the GBP FX rate difference. But total non-cash IIA amortization expense was just 5% of revenues in both 3Q and 9M 2024 compared to 13% of revenues in both 3Q 2023 and 9M 2023 due to the completion of CSI IIA amortization in 2023.  Litigation expenses for Filshie product claims in the U.S. were higher and sales were lower in both 3Q 2024 and 9M 2024 relative to the same periods in 2023, which resulted in diluting UTMD’s Operating Income margins by 1.6 percentage points in 3Q 2024 and by 3.1 percentage points in 9M 2024.

OUS G&A expenses in USD terms were $857 ($836 in constant currency) in 3Q 2024 compared to $818 in 3Q 2023. UK IIA amortization expense accounted for $13 of the total $21 increase due to FX rate changes.  OUS G&A expenses were $2,540 ($2,489 in constant currency) in 9M 2024 compared to $2,416 in 9M 2023.  UK IIA amortization expense accounted for $37 of the total $51 increase due to FX rate changes. In 3Q 2024 compared to 3Q 2023, the $23 higher Other-UK (non-litigation or IIA amortization expenses) G&A expenses were essentially due to period-to-period FX rate changes converting GBP expenses to USD, as well as FX transaction losses from the timing of actual collection to when shipments were invoiced.  In 9M 2024 compared to 9M 2023, the $46 higher Other-UK (non-litigation or IIA amortization expenses) G&A expenses were essentially due to the same FX rate issues, and, in addition, to higher salaries and property taxes.

In summary, although Consolidated Revenues (the denominator) and Operating Profit (the numerator) were substantially lower in 2024 time periods compared to 2023 time periods, the Operating Income margin in 3Q 2024 was substantially higher than in 3Q 2023, and the Operating Income margins in 9M 2024 and 2023 were practically the same. As noted above, UTMD’s total Operating Expenses as a percentage of sales were 24.6% and 27.1% in 3Q 2024 and 3Q 2023 respectively, and 25.7% and 26.7% of sales in 9M 2024 and 9M 2023 respectively.  This yielded an Operating Income margin in 3Q 2024 of 33.4% of sales compared to 31.7% of sales in 3Q 2023; and 33.6% of sales in 9M 2024 compared to 33.9% of sales in 9M 2023.  The primary differences in period-to-period margins can be segmented in terms of percentage-point changes to UTMD’s Operating Income margin as follows:

Expense Category	3Q Pct-Point Margin Change	9M Pct-Point Margin Change
Gross Profit:	(0.8)	(1.2)
U.S. Litigation Expense (G&A)	(1.6)	(3.1)
IIA Amortization Expense – CSI (G&A)	8.8	8.8
IIA Amortization Expense – Femcare (G&A)	(1.2)	(0.9)
All Other Operating Expenses	(3.5)	(3.9)
Pct-Point Change in Operating Income margin:	1.7	(0.3)

Note:  “All Other Operating Expenses” in the table above includes all consolidated S&M expenses, all R&D expenses and all other consolidated G&A expenses excluding IIA amortization and U.S. Fishie litigation expense.

Because of the significance of the IIA amortization expenses, and to remind stockholders of the history, the initial IIA amount of the 2011 Femcare UK purchase was £23,998.  After 13.5 years of amortization, the Femcare UK IIA remaining balance is £2,326 as of the end of 3Q 2024.  The Femcare IIA amortization will be complete in March 2026.  For both 3Q 2024 and 3Q 2023 in GBP terms, the IIA amortization expenses were £397.  For both 9M 2024 and 9M 2023, the IIA amortization expenses were £1,192. The converted USD amortization expense in each period then varied according to the USD/GBP FX rate, which explains the difference in IIA amortization expense in IIA Amort-UK row in the table above.

The initial amount of IIA for the 2019 acquisition of 4.75 years’ remaining exclusive U.S. Filshie device distribution and intellectual property rights from CooperSurgical Inc (CSI) was $21,000.  The straight-line amortization of the IIA was $1,105/ calendar quarter over the remaining 4.75 years of the prior distribution agreement at the time of acquisition. The CSI IIA was fully amortized in 4Q 2023, yielding a substantial comparative Operating Income benefit in 2024.

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

Net Non-operating income in 3Q 2024 was $836 compared to $811 in 3Q 2023. Net Non-operating income in 9M 2024 was $2,524 compared to $2,239 in 9M 2023. UTMD realized a $3 remeasured currency balance gain in 9M 2024 compared to a $7 remeasured currency balance loss in 9M 2023. In 9M 2024, despite $16,481 use of cash for dividends and share repurchases, UTMD received $583 more in WW interest income. However, a new excise tax in the U.S. imposed on share repurchases reduced NOI in 9M 2024 by $133. There were no share repurchases in 9M 2023, so no 2023 excise tax. Also, Non-operating income generated in Ireland from renting unused warehouse space to a third party was about $170 less in 9M 2024 compared to 9M 2023.

f)Income Before Income Taxes (EBT)

EBT results from subtracting net Non-operating expense or adding net Non-operating income from or to, as applicable, Operating Income. Consolidated 3Q 2024 EBT was $4,179 (41.8% of sales) compared to $4,781 (38.2% of sales) in 3Q 2023. Consolidated 9M 2024 EBT was $13,188 (41.5% of sales) compared to $15,072 (39.8% of sales) in 9M 2023. The smaller EBT decline relative to Operating Income was due to higher net Non-operating income in both periods.

The EBT of Utah Medical Products, Inc. in the U.S. was $10,597 in 9M 2024 compared to $7,955 in 9M 2023. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 5,258 in 9M 2024 compared to EUR 6,279 in 9M 2023. The US GAAP EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP (2,562) in 9M 2024 compared to GBP (53) in 9M 2023. The EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 222 in 9M 2024 compared to CAD 474 in 9M 2023. The EBT of UTMD’s manufacturing subsidiaries varies as a result of intercompany shipments which are eliminated in the consolidation of financial results.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments. Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 3Q 2024 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated EBITDA”) was $4,958 compared to $6,604 in 3Q 2023.

Adjusted consolidated EBITDA was $15,447 in 9M 2024 compared to $20,520 in 9M 2023. Adjusted consolidated EBITDA for the previous four calendar quarters (TTM) was $21,562 as of September 30, 2024. At this point, adjusted consolidated EBITDA for 2024 calendar year as a whole is expected to be in the range of $19 to $20 million.

UTMD’s adjusted consolidated EBITDA as a percentage of sales was 49.6% in 3Q 2024 compared to 52.8% in 3Q 2023.  UTMD’s adjusted consolidated EBITDA as a percentage of sales was 48.7% in 9M 2024 compared to 54.2% in 9M 2023.

Management believes that this operating performance metric provides meaningful supplemental information to both management and investors and confirms UTMD’s ongoing excellent financial operating performance during a difficult transition period of time.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	3Q 2024	3Q 2023	9M 2024	9M 2023
EBT	$ 4,179	$ 4,781	$ 13,188	$ 15,072
Depreciation Expense	203	155	530	465
Femcare IIA Amortization Expense	517	503	1,522	1,484
CSI IIA Amortization Expense	-	1,105	-	3,316
Other Non-Cash Amortization Expense	8	8	26	24
Stock Option Compensation Expense	53	53	184	152
Interest Expense	-	-	-	-
Remeasured Foreign Currency Balances	(2)	(1)	(3)	7
UTMD non-US GAAP EBITDA:	$ 4,958	$ 6,604	$15,447	$20,520

g)Net Income

Net Income is EBT minus a provision for income taxes.  Net Income in 3Q 2024 of $3,563 (35.6% of sales) was 9.4% lower than Net Income of $3,935 (31.5% of sales) in 3Q 2023. Net Income in 9M 2024 of $10,972 (34.6% of sales) was 11.1% lower than Net Income of $12,349 (32.6% of sales) in 9M 2023.

The average consolidated income tax provisions (as a % of the same period EBT) in 3Q 2024 and 3Q 2023 were 14.7% and 17.7% respectively, and were 16.8% and 18.1% in 9M 2024 and 9M 2023 respectively. The consolidated income tax provision rate varies as the mix in taxable income among U.S. and foreign subsidiaries with differing income tax rates differs from period to period. In addition, a portion of UTMD’s Non-operating income generated from interest on high grade tax-exempt municipal bonds helped reduce the overall income tax provision rate in both periods. UTMD has consistently paid millions of dollars in income taxes annually. The basic corporate income tax rates in each of the sovereignties were the same as in the prior year.

h)Earnings Per Share (EPS)

Diluted EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).

Diluted EPS in 3Q 2024 were $1.025 compared to $1.081 in 3Q 2023, a 5.2% decrease. Diluted EPS in 9M 2024 were $3.098 compared to diluted EPS of $3.394 in 9M 2023, an 8.7% decrease. Diluted shares were 3,477,797 in 3Q 2024 compared to 3,638,723 in 3Q 2023. The lower diluted shares in 3Q 2024 were the result of share repurchases.

The number of shares used for calculating 3Q 2024 EPS was higher than September 30, 2024 actual outstanding shares because of a time-weighted calculation of average outstanding shares. There was no dilution from unexercised employee and director options. Outstanding shares at the end of 3Q 2024 were 3,440,525 compared to 3,629,525 at the end of calendar year 2023. The difference was due to 7,592 shares in employee option exercises during 1H 2024 minus 196,592 shares repurchased in 9M 2024.  There were no option exercises in 3Q 2024. For further comparison, actual outstanding shares one year ago at the end of 3Q 2023 were also 3,629,525. The total number of outstanding unexercised employee and outside director options at September 30, 2024 was 73,497 at an average exercise price of $77.01, including shares awarded but not yet vested.  This compares to 65,301 unexercised option shares at the end of 3Q 2023 at an average exercise price of $73.83/ share, including shares awarded but not vested.

Because the average exercise price of employee options was higher than the ending market price of the stock in 3Q 2024, the number of dilution shares added as a dilution factor for both 3Q 2024 and 9M 2024 was zero. The number of shares added as a dilution factor for 3Q 2023 was 9,309. The number of shares added as a dilution factor for 9M 2023 was 9,918.

No employee or director options have been awarded in 2024. Non-qualified option awards totaling 19,000 shares were made to 48 employees in October 2023 at an exercise price of $77.07. UTMD paid $1,052 ($0.300/share) in dividends to stockholders in 3Q 2024 compared to $1,071 ($0.295/ share) paid in 3Q 2023. Dividends paid to stockholders during 3Q 2024 were 30% of 3Q 2024 NI. UTMD paid $3,222 ($0.300/share) in dividends to stockholders in 9M 2024 compared to $3,211 ($0.295/ share) paid in 9M 2023. Dividends paid to stockholders during 9M 2024 were 29% of 9M 2024 NI. In 3Q 2024, UTMD repurchased 58,377 of its shares for $3,866, at an average cost of $66.22/ share. Total shares repurchased in 9M 2024 were 196,592 for $13,259, at an average cost of $67.45/ share. The shares repurchased in 9M 2024 represented about 5.4% of shares outstanding at the end of 2023.  No UTMD shares were purchased in the open market in 2023. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders.

i) Return on Stockholder Equity (ROE) and Stock Value

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  After payment of cash dividends to stockholders, annualized ROE in 9M 2024 was 8% compared to annualized ROE of 10% in 9M 2023. Before the payment of dividends, annualized ROE in 9M 2024 was 12% compared to 14% in 9M 2023. The lower ROE in 9M 2024 was due to a 6% increase in average accumulated stockholders’ equity (despite $13,259 in 9M 2024 share repurchases which reduce stockholders’ equity) divided into Net Income that was 11% lower than in 9M 2023. Targeting a high ROE of 20% (before dividends) remains a key financial objective for UTMD management.

UTMD paid $1,052 ($0.300/share) in dividends to stockholders in 3Q 2024 compared to $1,071 ($0.295/ share) paid in 3Q 2023. Dividends paid to stockholders during 3Q 2024 were 30% of 3Q 2024 Net Income. UTMD paid $3,222 ($0.300/share) in dividends to stockholders in 9M 2024 compared to $3,211 ($0.295/ share) paid in 9M 2023. Share repurchases in 2024 offset the higher dividend per share. Dividends paid to stockholders during 9M 2024 were 29% of 9M 2024 Net Income.

UTMD’s closing share price at the end of 3Q 2024 was $66.91, slightly up from the closing price of $66.81 three months earlier at the end of 2Q 2024, but 20.6% lower from the closing price of $84.22 nine months earlier at the end of 2023. UTMD’s closing share price one year ago at the end of 3Q 2023 was $86.00.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $11,894 in 9M 2024 compared to $16,949 in 9M 2023.  The $5,055 lower cash provided by operating activities was primarily due to $1,377 lower Net Income despite $3,276 lower intangible asset amortization expense, together with a $508 decrease in 9M 2024 inventories instead of a $925 increase in 9M 2023, a $229 increase in accounts payable (A/P) instead of a $711 decrease in 9M 2023, a $367 greater decrease in accrued expenses and a $133 greater decline in deferred income taxes. The foregoing uses of cash were offset by a $360 increase in trade accounts receivable instead of a $2,133 decrease in 9M 2023.

Capital expenditures for property and equipment (PP&E) were $221 in 9M 2024 compared to $549 in 9M 2023, additionally offset by $27 in proceeds from the 2024 sale of PP&E no longer needed.  The PP&E capital expenditures in 2024 were normal equipment replacement, not for expansion. Capital expenditures for intangible assets were $5 in 9M 2024 compared to none in 9M 2023.

UTMD made cash dividend payments of $3,222 in 9M 2024 compared to $3,211 in 9M 2023.  UTMD used $13,259 cash for share repurchases in 9M 2024 compared to no share repurchases in 9M 2023.  In the form of dividends and share repurchases, UTMD returned $16,481 to stockholders in 9M 2024 compared to $3,211 in 9M 2023.

In 9M 2024 (actually all in 1H 2024), the Company received $390 and issued 7,592 shares of stock on the exercise of employee stock options. Option exercises in 9M 2024 were at an average price of $51.39 per share. In 9M 2023 the Company received $117 and issued 1,758 shares of stock on the exercise of employee stock options. Option exercises in 9M 2023 were at an average price of $66.40 per share.

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

k)Assets and Liabilities

September 30, 2024 total consolidated assets were $129,694, a net decrease of $5,764 from December 31, 2023.

Consolidated Current Assets alone decreased $4,613, as cash decreased $4,416 and inventories decreased $476, while receivables increased by $330. The larger total asset decrease was due to a $1,018 decrease in Net Intangible Assets (IIA) plus a $133 decrease in worldwide (WW) net Property, Plant & Equipment (PP&E) assets.

Net IIA declined as a result of amortization combined with a stronger GBP for remaining Femcare IIA. September 30, 2024 Net Intangible Assets (goodwill plus other intangible assets, less amortization) declined $1,018 from the end of 2023.  Only $5 in intangible assets were acquired in 9M 2024.  At September 30, 2024, Net Intangible Assets including goodwill were less than 14% of consolidated Total Assets compared to 14% at year-end 2023, and 15% one year ago at September 30, 2023.

Despite the $133 decline in total consolidated PP&E net book value, OUS PP&E in USD actually increased $56, because the impact of stronger foreign currencies outweighed depreciation. UTMD’s Ireland subsidiary EUR-denominated assets and liabilities on September 30, 2024 were translated into USD at a foreign currency exchange (FX) rate 0.8% higher (stronger EUR relative to the USD) than the FX rate at the end of 2023. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 5.2% higher (stronger GBP) than the FX rate at the end of 2023.  UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 1.6% higher (stronger AUD) than the FX rate at the end of 2023.  UTMD’s Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 2.3% lower than the FX rate at the end of 2023.  The net book value of WW consolidated USD PP&E declined $133 at September 30, 2024 from the end of 2023 due to the period-ending changed FX rates noted above, $221 in new asset purchases and $530 in depreciation.

Working capital (Current Assets minus Current Liabilities) was $98,221 at September 30, 2024 compared to $101,559 at December 31, 2023. The primary source of the $3,338 working capital decrease was from a consolidated decrease of $4,416 in cash.  Noncash working capital, independent from the change in cash, increased $1,078 as Receivables increased $330 and Accrued Liabilities decreased $1,505, which were offset by a $476 decrease in Inventories and a $231 increase in Accounts Payable. Receivables at the end of 3Q 2024 increased while sales were lower because days in trade receivables were unusually low at the end of 2023. Days in trade receivables at the end of 2023 were just 24 compared to 34 at the end of 3Q 2024, which remains within management’s target. Accrued liabilities declined substantially as a result of lower accrued year-end profit-sharing bonuses, customer deposits, income taxes payable and litigation expense.  Management believes that UTMD’s working capital remains sufficient to meet normal operating needs, as well as providing a cushion for unpredictable short-term negative events, new capital expenditures and continued cash dividend payments to stockholders.

The long-term deferred tax liability (DTL) balance for Femcare IIA ($9,084 on the date of the acquisition) was $779 (£582) at September 30, 2024, compared to $1,120 (£880) at December 31, 2023, and $1,195 (£979) at September 30, 2023.  Reduction of the DTL occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare IIA (because the amortization expense is not tax deductible in the UK). The DTL declined $341 at September 30, 2024 from December 31, 2023, as a result of 9M 2024 amortization expense of $1,522, which reduced the DTL balance by $380 (using UK tax rate = 25%). The remaining difference was due to the FX rate change when converting the GBP to USD at September 30, 2024.

UTMD’s total debt ratio (Total Liabilities/ Total Assets) as of September 30, 2024 was 4%, including a remaining $1,256 Repatriation Tax liability from the 2017 “Tax Cuts and Jobs Act” payable over another year.  UTMD’s total debt ratio as of December 31, 2023 was 5%, and as of September 30, 2023 was 6%.

The $5,764 decrease in Total Liabilities and Stockholders’ Equity (same as the increase in Total Assets) at September 30, 2024 from December 31, 2023 was due, in addition to a $1,648 decline in Total Liabilities, to a $4,116 net decrease in Stockholders’ Equity.  The 9M 2024 $16,481 in stockholder dividends and share repurchases reduced Stockholders’ Equity, while the $10,972 in 9M 2024 Net Income and $390 received from exercise of employee options increased Stockholders’ Equity. The remaining difference was due to FX rate changes in OUS balance sheet values.

l)Management's Outlook

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

UTMD’s 2024 plan remains the same, as management continues to focus on bringing items 1) -4) to better fruition in 4Q 2024. Sales in 4Q 2024 are expected to be lower than in 3Q 2024 given the lack of a previously normal quarterly shipment to UTMD’s DPT kit distributor in China, the impact no expected orders from UTMD’s previously largest (biopharm) OEM customer, and continued weakness in Filshie device sales.  Revenues and Net Income for the year 2024 are now expected to be less than the beginning-of-year projection in UTMD’s SEC 10-K report. The year 2024 revenue sales decline is expected to be in the range of 18 to 19% with a similar decline in Net Income. EPS will benefit from continued share repurchases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and, starting in 2017, in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8974, .9042 and .9448 EUR per USD as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively.  Exchange rates were .7465, .7850 and .8188 GBP per USD as of September 30, 2024, December 31, 2023 and September 30, 2023, respectively.  Exchange rates were 1.4428, 1.4652 and 1.5505 AUD per USD on September 30, 2024, December 31, 2023, and September 30, 2023, respectively.  Exchange rates were 1.3516, 1.3204, and 1.3537 CAD per USD on September 30, 2024, December 31, 2023, and September 30, 2023, respectively. UTMD manages its foreign currency risk without separate hedging transactions by invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2024. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

UTMD is a party from time to time in litigation incidental to its business. Presently, except for Filshie clip U.S. product liability lawsuits still in discovery or pending summary judgment decisions, there is no litigation or threatened litigation. The Company does not expect the outcome of the Filshie clip litigation will be material to consolidated financial results.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 3Q 2024.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
07/01/24 – 07/31/24	6,684	66.11	N/A	N/A
08/01/24 – 08/31/24	15,101	66.17	N/A	N/A
09/01/24 – 09/30/24	36,592	66.26	N/A	N/A
Total	58,377	66.22	N/A	N/A

1) None of the shares were purchased as part of a specific publicly-announced plan and all were purchased on the open market.
2) The total number of shares repurchased to-date in 2024 through November 11 was 245,497 at an average cost of $66.90/ share, approximately 6.8% of prior year-end 2023 outstanding shares.

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

101

The following financial information from the Utah Medical Products, Inc. quarterly report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Income, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Stockholders’ Equity, and (v) related Notes to the Consolidated Condensed Financial Statements, tagged in detail.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        11/12/24                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        11/12/24                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer