Form 10-K
period 2024-12-31
UTAH MEDICAL PRODUCTS INC
filed 2025-03-26
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2024, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $216,013,098.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of March 25, 2025, common shares outstanding are 3,281,816.

PART I

ITEM 1 – BUSINESS

Currency amounts throughout this report are in thousands except per-share amounts and where noted.

Utah Medical Products, Inc. (“UTMD” or “the Company”) is in the business of producing high quality cost- effective medical devices that are predominantly differentiated by safety and improved patient outcomes. Throughout this report, “UTMD” or “the Company” refers jointly to Utah Medical Products, Inc. and all of its corporate subsidiaries. Success depends on 1) recognizing and responding to needs of clinicians and patients, 2) rapidly designing or acquiring economical solutions that gain premarketing regulatory concurrence, 3) reliably producing devices that meet those clinical needs, and then 4) selling through

a)UTMD's own direct channels into markets where the Company enjoys an established reputation and has a critical mass of sales and support resources, or

b)relationship with other companies that have the resources to effectively distribute and support the Company's products.

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

Domestically, UTMD’s medical devices are sold directly to clinician end-user facilities or a designated stocking distributor for a medical facility. In addition, UTMD manufactures components and finished devices on a subcontract basis for other companies in the medical device business as well as other businesses. Outside the U.S. (OUS), devices are sold directly to end-users in Canada, the United Kingdom (UK), France, Ireland, Australia (AUS) and New Zealand (NZ), and through other medical device companies and independent medical products distributors in other countries. UTMD has representation globally in the major developed countries as well as many underdeveloped countries through approximately 200 distributors, 104 of which purchased at least five thousand dollars in UTMD medical devices during 2024.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $151 million in the form of share repurchases, and an additional $86 million in cash dividends, to its public stockholders.

Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed in 1995 to better serve UTMD’s OUS customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  In 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries including Femcare Australia Pty Ltd as a sales and distribution operation to directly serve AUS medical facilities. The addition of Femcare provided product and distribution channel diversification and expansion.  Sales of the products, or derivatives of the products, from the four acquisitions noted above, comprised 56% of UTMD’s consolidated 2024 sales.  In late 2016, UTMD formed Utah Medical Products Canada Ltd (dba Femcare Canada) as a sales and distribution operation to directly serve Canadian medical facilities. In 2017, UTMD’s UK subsidiary began to distribute its devices directly to medical facilities in France. In early 2019, UTMD acquired the remaining life of Femcare’s exclusive U.S. distribution agreement for the Filshie Clip System from CooperSurgical Inc.  In late 2020, UTMD’s AUS subsidiary incorporated a NZ subsidiary in order to distribute devices directly to medical facilities in NZ.  In 2021, due to BREXIT, Utah Medical Products Ltd in Ireland began distributing devices directly to medical facilities in France in lieu of the UK.

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

Gynecology /Urology /Electrosurgery:

LETZ® System: FINESSE+ Generator; Specialty Loop, Ball, and Needle Electrodes;

The LETZ System (loop excision of the transformation zone) is used to excise pre-cancerous cervical intraepithelial neoplasia (CIN) and other lower genital tract lesions related to human papilloma virus (HPV) infections.  The electrosurgery procedure with hemostasis has become the standard of care for HPV cervical infection treatment, replacing cold knife scalpel, laser and cryotherapy procedural approaches because it is economical, safe, effective, quick and easy to perform, has fewer potential side effects and requires little physician training.  A major incentive for performing the LETZ procedure is that it may be performed using local anesthetic in a physician's office, eliminating the time and expense of hospital or surgical center admittance.  Most importantly clinically, in contrast to laser (tissue ablation), cryotherapy (freezing of tissue) and thermal coagulation (thermal volumetric destruction of tissue), LETZ provides a fine tissue specimen for pathological assessment and confirmation of diseased tissue removal.

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

Filshie® Clip System

UTMD acquired the Filshie Clip System as part of its acquisition of Femcare Group Ltd in March 2011. In 2024, sales of Filshie clips, applicators and accessories represented 26% of UTMD’s total U.S. Dollar denominated sales. The Filshie clip is a female surgical contraception device used for tubal ligation, i.e., placed on the fallopian tubes, generally laparoscopically in between pregnancies (interval sterilization), but also postpartum (following childbirth) during C-Sections. The Filshie clip, implanted in over six million women worldwide during the last 40 years, has empirically been proven to be the safest and most effective tubal occlusive device, is as easy or easier to achieve occlusion as any of the alternative surgical techniques, and has a substantially higher probability of reversibility when compared to all of the other approaches for women who later decide that they would like to get pregnant. Femcare has obtained numerous regulatory approvals for the Filshie Clip System, which throughout 2024 was sold OUS directly by UTMD and its subsidiaries to medical facilities in Canada, Ireland, France, the UK, Australia and New Zealand, and through specialty distributors in other countries. In February 2019, UTMD purchased the remaining exclusive U.S. distribution rights of CooperSurgical Inc. (CSI), allowing the Company to directly distribute the Filshie Clip System to medical facilities in the U.S.

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

In late 2021, after the Filshie clip had been used in the U.S. for 25 years and implanted in millions of women, a clip migration lawsuit was filed in TX. Subsequently, the same law firm solicited and recruited complainants in other states, filing cases around the country. A copycat law firm added complaints in 2023 and 2024, predominantly in CT state court where Femcare’s previous distributor, CooperSurgical Inc. (CSI), resides. Femcare Ltd. and its corporate parent Utah Medical Products, Inc. have been dismissed as defendants in CT. The original plaintiff law firm filed only two new lawsuits in 2024, another one in TX federal court and one with multiple plaintiffs in CT state court. Aside from the CT state court cases, all remaining lawsuits are in federal courts. As of March 25, 2025, five cases have been thrown out by summary judgment with several others dismissed prior to the summary judgment phase. Three more summary judgment motions are pending in federal courts around the country, with decisions on those expected in 2025.  Other summary judgment motions will be filed in 2025 after mandated discovery has been completed. UTMD and its lawyers believe that it has persuasive legal arguments in every case being put before courts. But, in any case where a summary judgment motion is not considered completely dispositive it would have to go to trial. There have been no trials as yet, and UTMD has confidence that the chance of avoiding trial is significant in every case.

The U.S. FDA approved the Filshie clip for marketing in the U.S. in 1996 after a Premarket Approval (PMA) submission, which included a prospective clinical trial involving 5,454 women implanted with Filshie clips. As mandated by the FDA, Femcare (the developer and manufacturer of the Filshie Clip System) is required to submit an annual experience report for FDA’s continual review and vigilance of the safety and effectiveness of the PMA device.  In late 2016, the FDA approved the use of Femcare’s Sterishot single use applicator for implanting Filshie clips. (An applicator is a precision instrument which closes the implanted Filshie clip on the Fallopian tube to achieve proper permanent tubal ligation.) Reused applicators require extra handling, cleaning, resterilization and storage, which all have the potential to damage or misalign the delicate mechanism. Timely periodic servicing and recalibration is needed, but often not sought by hospitals. In addition, the reuse of a surgical instrument introduces the possibility of infection if not properly cleaned and resterilized between procedures. The precalibrated, single-use sterile Sterishot applicator eliminates these safety, effectiveness and cost exposures. After more than ten years since being introduced outside the U.S. (OUS), the patented Sterishot is used in the majority of Filshie clip ligation procedures OUS, but was not effectively marketed by CSI, Femcare’s distributor in the U.S. until 2019.  Beginning in February 2019, UTMD began directly marketing the Filshie Clip System in the U.S., recommending that all hospitals use a Sterishot kit for each procedure.  Beginning in 2017, UTMD began the process of transitioning the manufacture of clips from a UK third party subcontract manufacturer to its Ireland facility, which not only included investment in new equipment but also training of operators and regulatory approvals. As of January 2025, UTMD Ltd in Ireland had received regulatory approvals for its manufacture of clips for distribution in the U.S., Canada, Australia, New Zealand and South Africa.  Approvals for Europe and the UK are pending.

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

BioPharm HP-PRT™

Over 16 years ago, on behalf of an OEM customer, UTMD was the original developer of high pressure, piezo-resistive transducer assemblies used in accurately sensing static and dynamic fluid pressures in biopharmaceutical manufacturing systems including filtration processes, chromatography processes, bioreactors, and filling operations, among other key processes in the rapidly growing biopharmaceutical industry.  UTMD is now offering its technology directly to biopharmaceutical manufacturing companies worldwide.

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

In 2024, UTMD sold components and finished devices to 134 other companies in the U.S. (OEM sales). For over 40 years, the Company has utilized its manufacturing capabilities and engineering know-how to produce high quality components and finished devices for other companies.  For U.S. companies which wish to distribute their products outside the U.S., UTMD’s maintenance of certification to current ISO 13485 medical device quality standards is an important benefit.  UTMD’s website, which lists its capabilities, is often the basis for contacts for new OEM work.

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

2)  Outside the U.S. (OUS) sales.

OUS sales in 2024, as a percentage of consolidated total USD sales, represented 43% compared to 44% in 2023 and 39% in 2022. In USD terms, 74% of 2024 OUS sales were invoiced in foreign currencies. In addition, foreign subsidiary expenses are in the native currency of the respective country. Therefore, changes in foreign currency exchange (FX) rates can have a significant impact on UTMD’s USD-reported financial results.

Prior to 2011, with only a few exceptions, UTMD’s OUS sales were to other medical device companies and distributors, not to clinical end-user facilities. After the acquisition of Femcare in 2011, UTMD began a transition to marketing directly to end-users in countries where the Filshie Clip System had achieved significant acceptance. This also allowed increased distribution opportunities for other UTMD devices which previously did not have significant third-party distributor interest.  In 2024, UTMD distributed directly to OUS medical facilities in Canada, the UK, France, Ireland, Australia and New Zealand. In addition, the Company’s devices are sold in other countries OUS through approximately 200 independent regional distributors. UTMD’s website provides information that frequently results in unsolicited contacts from OUS entities.

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

When U.S. hospital customers request it, UTMD provides its devices through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors in 2024 comprised 14% of total domestic direct sales (excluding domestic OEM sales).

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

Additionally, in 2024 UTMD sold component parts as well as finished devices to 134 other companies for use with their product lines. This OEM distribution channel is simply maximizing utilization of manufacturing capabilities that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD’s direct distribution and marketing programs.  UTMD’s largest OEM customer represented 7% ($2.7 million) of total consolidated sales in 2024, compared to 17% ($8.6 million) in 2023 and 22% ($11.6 million) in 2022.

OUS, the Company and its subsidiaries distribute directly to end-user facilities in Canada, the UK, France, Ireland, NZ and AUS, and in 2024 sold to 193 regional distributors and OEMs (other medical device manufacturers and/or distributors) in over a hundred countries. Ten percent of UTMD’s independent OUS distributors comprised 77% of UTMD’s indirect OUS sales in the years of 2022 - 2024.

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

UTMD’s current product and process development projects are in the following areas: 1) augmentation and internal manufacturing of existing UTMD devices, 2) neonatal intensive care, 3) specialized procedures for the assessment and treatment of cervical/uterine disease, 4) labor and delivery procedures, 5) pressure sensors needed for biopharmaceutical manufacturing processes and 5) product and process development for OEM customers. Internal product development expenses are expected to be between 1% and 2% of sales in 2025.

EMPLOYEES AND OTHERS

At December 31, 2024, the Company worldwide had 155 full-time employees, 12 part-time employees, 6 regular consultants, 20 independent sales representatives and 9 outside directors of UTMD and its subsidiaries. The Company utilizes independent consultants and directors, some of which were prior employees. Almost all of UTMD’s internally-manufactured devices are made either in Utah or in Ireland. At the end of 2024, the average tenure with the Company of all 140 full-time employees in Utah and Ireland is 13 years. In fact, 35% of those employees have been with the Company for more than 25 years. This experience conveys an important benefit due to the level of training required to produce consistently high-quality medical devices and appreciation of how UTMD’s devices provide unique benefits for clinicians and patients. The Company's continued success will depend to a large extent upon its ability to retain skilled and experienced employees and consultants.  No assurances can be given that the Company will be able to retain or attract such people in the future, although management is committed to providing an environment in which reliable, creative and high achieving people wish to work.

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

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company owns seven currently unexpired U.S. patents, numerous associated patents in sovereignties OUS and is the licensee of certain other technology. There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns thirty-one registered trademarks which have achieved significant brand recognition. The Company believes that its trademarks and tradenames, many of which have become well known in the global medical community through decades of successful use of the associated medical devices, likely have and will continue to have substantially more intangible value than its patents.

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

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas.  During 2024, royalties included in cost of goods sold were $159.  Other royalties have been previously paid as a lump sum, or were incorporated into the price of acquisitions or into the cost of purchased components which practice certain patents of third parties.  Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  During 2024 the Company received $15 in royalty income compared to $20 in both 2023 and 2022.

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

In 1994, UTMD received certification of its quality system under the ISO9001/EN46001 standards (“ISO” stands for “International Organization of Standardization”) which it maintained until December 2003.  In October 2003, UTMD’s Utah facility was certified under the more stringent ISO13485 standard for medical devices. UTMD’s Ireland facility was certified under the concomitant ISO13488 standard.  In July 2006, both facility ISO certifications were upgraded to the even more stringent ISO13485:2003 standard.  Currently, UTMD’s facilities in the UK, Ireland and Utah are all certified under the most recent ISO13485:2016 standard. In 2020, UTMD’s manufacturing facilities in Ireland and UK were audited and certified by a recognized authorized auditing organization under the MDSAP.  In 2024, UTMD’s manufacturing facility in Ireland was inspected by the FDA in conjunction with manufacturing Filshie clips in Ireland.  No FDA-483 observations were issued.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

Most of the components which the Company purchases from various vendors are available from a number of sources and in a number of locations worldwide. That notwithstanding, the Company maintains safety stocks that anticipate potential disruption to its supply chain from changes in government policies including tariffs, and including the time required to source and qualify new vendors.  Fortunately, given availability of its significant cash reserves, UTMD has had the financial ability to mitigate supply chain risk by carrying extra inventories during periods of increased uncertainty.

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

Total 2024 trade USD revenues from customers OUS were $17,458 (43% of total consolidated USD sales) compared to $22,020 (44% of total consolidated USD sales) in 2023 and $20,310 (39% of sales) in 2022. OUS trade sales (U.S. exports) from the U.S. to OUS customers were $3,995 in 2024 compared to $4,516 in 2023 and $4,256 in 2022.  U.S. exports represented 23% of total OUS sales in 2024 compared to 21% of total OUS trade sales in both 2023 and 2022.  The U.S. export numbers exclude Utah intercompany sales of components and finished devices to UTMD foreign subsidiaries, which then distribute Utah-made components and finished devices as part of their sales to OUS customers.

For sales by OUS geographic area, please see note 9 to the Consolidated Financial Statements.

BACKLOG

Backlog is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD’s non-distributor and non-OEM business requires fast response to customer orders.  Virtually all direct shipments to end-user facilities are accomplished within a few days of acceptance of purchase orders. Consequently, UTMD’s backlog at any point in time is comprised mainly of orders from OEM and independent distributors, which purchase in larger quantities, at less frequent intervals with fluctuating order patterns. Backlog shippable in less than 90 days was $1,885 as of January 1, 2025 compared to $3,650 as of January 1, 2024 and $5,605 as of January 1, 2023.  The decline in the beginning backlogs was due to diminishing orders from UTMD’s largest OEM customer.

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

UTMD is self-insured for product liability risk, and reserves funds against its current performance on an ongoing basis to provide for its costs of defense should any lawsuits be filed. UTMD was named as a defendant on six product liability lawsuits over the time span of the last thirty years, excluding the Filshie Clip System acquired fourteen years ago. Four of the six lawsuits involved a patient injury related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used. The VADS devices in all four cases did conform to specifications. UTMD was ultimately dismissed as a defendant in all four VADS lawsuits, and legal costs were not material to performance. In a fifth lawsuit, regarding the use of EndoCurette, there was no evidence of patient injury. The lawsuit was settled in 2010 for an immaterial amount to avoid the diversion of management time and substantial costs of litigation, even though UTMD was confident that the case was without merit. In a sixth, UTMD was brought into the lawsuit by a defendant physician, speculating a design deficiency in a Finesse electrosurgical generator (ESU) which had been in use for eighteen years before the injury event, and used successfully by the same physician in multiple procedures after the event. The injured patient did not allege any fault by UTMD.  The case was settled in 2012 without any UTMD involvement or liability. The Company’s average cost of defense of the six lawsuits was $15/year, well below the deductible level of product liability insurance policies and hundreds of thousands of dollars less than product liability insurance premiums.  The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.

After acquisition by UTMD in 2011 and prior to late 2021, there were three Filshie Clip System lawsuits, all of which were dismissed with prejudice prior to the conclusion of discovery. The average annual cost of those Filshie Clip System lawsuits since 2011 up to late 2021 was $7 per year (less than $25 per lawsuit to achieve resolution). However, in late 2021, Femcare and UTMD were added as defendants in a clip migration lawsuit in Texas, which expanded to fourteen other states with a total of nineteen lawsuits as plaintiffs’ lawyers have sought to solicit and recruit claimants in other states. Ten lawsuits have been dismissed completely as of March 25, 2025, including the bellwether Texas lawsuit.  Unfortunately, social media is being used by aggressive attorneys to solicit plaintiffs using representations that are not true. The filing of new lawsuits died down considerably in 2024.

There is no basis for a claim of either a poor device design, which was approved as safe and effective by the U.S. FDA, which approval has been continuously maintained since 1996, nor any evidence to-date of any defective clips implanted in the patients who have filed complaints. The basis for claims appears to be an allegation that Femcare failed to properly inform of potential side effects. The contents of “Instructions For Use”, which contain warnings and precautions and accompany shipments of clips, have been and remain approved by the FDA. There have been dozens of clinical articles over decades of time describing case studies and use of Filshie Clips. Therefore, there has been no lack of proper disclosure of side effects to physicians who are learned intermediaries. Filshie Clips have been prescribed by knowledgeable U.S. physicians for decades, and implanted in millions of patients in the U.S. and worldwide.  Although the cost of defense has been exceptionally high compared to UTMD’s historical average cost of product liability defense, and would possibly increase should cases go to trial, the Company believes that the costs can be absorbed without a material impact on UTMD’s overall consolidated financial performance.

Other than the Filshie Clip claims, there have been no product liability lawsuits for any UTMD device during the last thirteen years. With the exception of the six non-Filshie Clip System lawsuits described above, there have been no product liability claims filed over the last 31 years after distribution and use of over 20 million UTMD critical care and surgical finished devices excluding the Filshie Clip System.

Since 1993, during which time over one hundred million finished devices and OEM components were manufactured and distributed by UTMD and its subsidiaries, there have been no adverse judgments resulting from a claim of defect in UTMD’s or its subsidiaries’ designs or manufacture of products, or a fault in informational materials.  Although it hasn’t happened in the past 46 years, a product liability lawsuit could result in a significant damages award against the Company.  In the current tort system, particularly in the U.S., meritless product liability cases do get filed where aggressive attorneys calculate that a company will find it cheaper to settle for what they consider a nominal amount in lieu of potentially substantial defense costs of discovery and going to trial.

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

Thousands of small focused medical device manufacturers including UTMD that do not have the overhead structure that the few large medical device companies can afford are increasingly burdened with bureaucratic and underqualified regulator demands that are not reasonably related to assuring the safety or effectiveness of the devices that they provide. In Europe, recent regulatory changes requiring clinically well-accepted devices used safely for decades to be rigorously reapproved every few years ignores the obvious outcome that millions in dollars in additional regulatory cost may cause devices with specialized applications with only thousands of dollars in revenues to no longer be available to patients who need them. Premarketing submission administrative burdens, and substantial “user fees” or notified body review fees, represent a significant non-clinical and/or non-scientific barrier to new product introduction, resulting in lack of investment or delays to revenues from new or improved devices.  The risks associated with such circumstances relate not only to substantial out-of-pocket costs, including potential litigation in millions of dollars, but also loss of business and a diversion of attention of key employees for an extended period of time from managing normal responsibilities, particularly in new product development and routine quality assurance activities.

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

As the healthcare industry becomes increasingly bureaucratic it puts smaller companies like UTMD at a competitive disadvantage:

An aging population and previously uncontrolled immigration are placing greater burdens on healthcare systems, particularly hospitals. The length of time and number of administrative steps required in adopting new products for use in hospitals has grown substantially in recent years.  Smaller companies like UTMD typically do not have the administrative resources to deal with broad new administrative requirements, resulting in either loss of revenue or increased costs.  As UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain clinical users because of the existence of long-term supply agreements for preexisting products, particularly from competitors which offer hospitals a broader range of products and services.  Restrictions used by hospital administrators to limit clinician involvement in device purchasing decisions makes communicating UTMD’s clinical advantages more difficult.

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

Trade restrictions and /or tariffs resulting from changing government geopolitical trade policies have the potential to disrupt UTMD’s supply chain and/or affect costs.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 1C – CYBERSECURITY

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

There have been no events in at least the last thirty-two years that have been considered material enough to warrant changes to systems, processes or controls.

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

UTMD owns all of its property and facilities with the exception of a long-term lease with 7 years remaining on one section of its Midvale parking lot. As of the beginning of 2025, the Company's operations were located in 105,000 square feet of facilities in Midvale, Utah, a 77,000 square foot facility in Athlone, County Westmeath, Ireland, a 38,600 square foot facility in Romsey, Hampshire, England, a 3,200 square foot facility in Castle Hill NSW, Australia, and a 4,700 square foot facility in Mississauga, Ontario, Canada. Manufacturing is currently carried out primarily in the Utah and Ireland facilities.

ITEM 3 - LEGAL PROCEEDINGS

The Company may be a party from time to time in litigation incidental to its business. Presently, except for Filshie clip lawsuits, there is no litigation or threatened litigation where UTMD is a defendant. The Company expects that the outcome of the Filshie clip litigation will not be material to overall consolidated financial results.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

UTMD's common stock trades on the NASDAQ Global Market (stock symbol: UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2024		2023
	High	Low	High	Low
1st Quarter	$85.76	$68.00	$101.41	$80.75
2nd Quarter	71.55	65.91	100.59	87.54
3rd Quarter	77.33	65.60	99.46	83.63
4th Quarter	68.99	60.39	87.99	75.00

Stockholders.

The number of beneficial stockholders of UTMD’s common stock as of March 3, 2025 was at least 2,000.

Dividends.

The following sets forth cash dividends paid during the past two years:

Record Date	Payable Date	Per Share Amount
March 17, 2023	April 4, 2023	0.295
June 16, 2023	July 6, 2023	0.295
September 15, 2023	October 3, 2023	0.295
December 15, 2023	January 3, 2024	0.300
March 15, 2024	April 3, 2024	0.300
June 14, 2024	July 5, 2024	0.300
September 20, 2024	October 4, 2024	0.300
December 16, 2024	January 3, 2025	0.305
2023 total cash dividends paid per share		$ 1.1800
2024 total cash dividends paid per share		$ 1.2000

Issuer Purchases of Equity Securities.

UTMD did not purchase any of its own securities in 2023.  In 2024, UTMD purchased 301,961 shares of its common stock for $19,968 including commissions and fees (an average price of $66.13/ share).

2024 Calendar Quarter	Shares Repurchased	Average Cost Per Share	Total Cost [K]
1Q 2024	43,108	$ 69.368	$ 2,990
2Q 2024	95,107	67.326	6,403
3Q 2024	58,377	66.220	3,866
4Q 2024	105,369	63.667	6,709
Year Total	301,961	$ 66.127	$ 19,968

As a subsequent 2025 event, through March 4, 2025 UTMD purchased 36,909 additional shares of its common stock for $2,217 including commissions and fees (an average price of $60.08/ share).

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

Overview.

In 2024, income statement measures of Utah Medical Products, Inc. (Nasdaq: UTMD) consolidated financial performance were substantially lower than in 2023, as follows.

Consolidated Income Statement	2024	2024 Compared to 2023	2023
Worldwide Revenues	$40,903	(18.6%)	$50,224
Gross Profit	24,143	(19.6%)	30,038
Operating Income	13,594	(19.0%)	16,777
Income Before Income Tax	16,802	(16.4%)	20,089
Net Income (US GAAP)	13,874	(16.6%)	16,635
Earnings Per Share (US GAAP)	$ 3.961	(13.4%)	$ 4.574

Despite 19% lower sales, profit margins in 4Q and year 2024 held up compared to 4Q and year 2023, for reasons described later in this report:

	4Q 2024 (Oct – Dec)	4Q 2023 (Oct-Dec)	2024 (Jan–Dec)	2023 (Jan–Dec)
Gross Profit Margin (GP/ sales):	58.1%	57.6%	59.0%	59.8%
Operating Income Margin (OI/ sales):	32.0%	32.0%	33.2%	33.4%
Income Before Tax Margin (EBT/ sales):	39.5%	40.7%	41.1%	40.0%
Net Income Margin (NI/ sales):	31.7%	34.8%	33.9%	33.1%

Because revenue results for any given three-month period in comparison with a previous three-month period are not indicative of comparative results for the year as a whole, UTMD believes that investors should focus primarily on the annual results in 2024. The $9.3 million consolidated worldwide (WW) decline in annual revenues in 2024, which drove income statement results overall, can be aggregated in the three following categories:

Revenue Category:	2024 Sales [million $]	2023 Sales [million $]	Decline [million $]	Portion of Total Decline
1)PendoTECH OEM	2.7	8.6	(5.9)	64%
2)OUS Distributors (excluding Filshie)	8.7	10.8	(2.1)	22%
3)WW Filshie	10.8	12.3	(1.5)	16%
Total Above:	22.2	31.7	(9.5)	102%
Above % of Total Below:	54%	63%	102%
Total Consolidated WW Revenues:	40.9	50.2	(9.3)	100%

The OUS (Outside the U.S.) Distributor category (item 2 above) included UTMD’s China distributor for blood pressure monitoring kits for which 2024 shipments were $2.4 million compared to $4.0 million in 2023, representing $1.6 million (75%) of the $2.1 million decline in OUS Distributor revenue (excluding Filshie OUS distributors).

The decline in WW Filshie device revenues (item 3 above) can be divided into three parts:

Filshie Device Sales	2024 Sales [million $]	2023 Sales [million $]	Revenue Decline [million $]	2024 Revenue Decline from 2023
Domestic Direct (to U.S. medical facilities)	4.0	4.8	(0.8)	(15%)
OUS Direct (to medical facilities outside the U.S.)	5.3	5.8	(0.5)	( 9%)
OUS distributors	1.5	1.7	(0.2)	(14%)
Total Filshie Revenues:	10.8	12.3	(1.5)	(12%)

OUS Direct Filshie revenues were sales by UTMD subsidiaries directly to medical facilities in the UK, France, Ireland, Canada, Australia and New Zealand. Foreign currency exchange (FX) rate changes had a minimally positive impact on 2024 USD revenues compared to 2023.

Despite additional cost-of-living adjustments for employees in 2024 and continued inflation in raw material costs, UTMD was nevertheless able to maintain its Gross Profit margin in 2024 by reducing manufacturing personnel, including closing down the assembly swing shift in Utah. The $1.6 million lower sales to UTMD’s China distributor for blood pressure monitoring kits, $1.3 million of which decline occurred in 4Q 2024 alone, actually helped UTMD’s average Gross Profit margin as that sales category has the lowest margin in UTMD’s business.

UTMD’s Operating Income margin was essentially the same in both years, despite retaining its critical mass of sales and marketing (S&M), product development (R&D) and general and administrative (G&A) resources at a higher cost. This occurred because the 2023 $3,684 G&A expense from amortization of the $21 million identifiable intangible asset (IIA) associated with UTMD’s 2019 purchase of CooperSurgical Inc’s (CSI’s) exclusive right to distribute the Filshie Clip System in the U.S., which was zero in 2024, offset the slightly lower Gross Profit margin as well as higher litigation expenses also captured in G&A expense.

On the other hand, non-operating income was lower than in the prior year as a result of a new excise tax levied on share repurchases in the U.S. and the fact that UTMD Ltd in Ireland received $232 less income in 2024 from renting unused warehouse space. EPS benefited from UTMD repurchasing over 8% of its shares during the year.

Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of calendar year 2024 compared to the end of 2023 and the end of 3Q 2024 follow:

	12-31-24	12-31-23	Change	9-30-24	Change
GBP	1.25209	1.27386	(1.7%)	1.33958	(6.5%)
EUR	1.03505	1.10593	(6.4%)	1.11429	(7.1%)
AUD	0.61834	0.68248	(9.4%)	0.69312	(10.8%)
CAD	0.69428	0.75733	(8.3%)	0.73987	(6.2%)

Despite $4,260 in stockholder dividends and $19,968 in share repurchases in 2024, which reduced both cash and Stockholders’ Equity, measures of the Company’s liquidity and overall financial condition remained strong as of the end of 2024 compared to the end of 2023.  Despite year-end working capital declining $8,985, the Company’s current ratio improved to 25.6 at the end of 2024 from 22.6 at the end of 2023. As a result of continued strong positive cash flow from normal operations, 2024 year-end Stockholders’ Equity declined just $10,886 despite the $24,228 share repurchases and cash dividends. In comparison, UTMD paid $4,282 in stockholder cash dividends and made no share repurchases in 2023. The Company also used $231 in cash in 2024 along with $639 in 2023 to invest in new manufacturing equipment and fixtures, as well as maintaining existing Property, Plant and Equipment (PP&E) in good working order. Two-year net capital expenditures for PP&E were $511 less than depreciation.

Productivity of Fixed Assets and Working Capital Assets.

Assets.

Year-end 2024 total consolidated assets were $122,538 comprised of $96,330 in current assets, $9,763 in consolidated net PP&E and $16,445 in net intangible assets.  This compares to $135,458 total assets at the end of 2023 comprised of $106,269 in current assets, $10,551 in consolidated net PP&E and $18,637 in net intangible assets. Total asset turns (total consolidated sales divided by average total assets for the year) in 2024 were 32% compared to 39% in 2023, reflecting the large decrease in sales.

Current assets decreased $9,938 due to the $9,892 decrease in year-end cash and investments and $770 lower inventories, offset by $704 higher accounts and other receivables and $20 higher other current assets. Year-end 2024 and 2023 cash and investment balances were $82,976 and $92,869, representing 68% and 69% of total assets, respectively.  Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances were $760 higher at the end of 2024 compared to 2023, despite 4Q 2024 sales $3,176 lower than in 4Q 2023. Ending 2024 average days in A/R were 40 based on 4Q trade sales, instead of 24 days at the end of 2023. A/R over 90 days from invoice date increased from 3.3% of total A/R at the end of 2023 to 6.4% at the end of 2024.  The Company believes any older A/R will be collected or are within its reserve balances for uncollectible amounts.  Inventories net of reserves for obsolescence at 2024 year-end were 8% lower from the end of 2023.

Working capital (current assets minus current liabilities) at year-end 2024 was 9% lower at $92,574 compared to $101,559 at year-end 2023, primarily due to using $19,968 cash for share repurchases. The end of 2024 working capital exceeds UTMD’s needs for normal operations in an uncertain economic environment, funding of future organic growth and timely payment of accrued tax liabilities. Management believes that, despite the negative impact on Return on Stockholders’ Equity, retaining a high cash balance increases its likelihood of being able to allow for substantial funding of any future accretive acquisition without diluting stockholder interest, as well as repurchase of UTMD shares while paying a consistent dividend, and will leverage stockholder value in the long term.

December 31, 2024 net $9,763 total PP&E includes Utah, Ireland and England manufacturing molds, production tooling and equipment, test equipment, and product development laboratory equipment.  In addition, PP&E includes computers and software, warehouse equipment, furniture and fixtures, facilities and real estate for all five locations in Utah, Ireland, UK, Canada and Australia. Manufacturing facilities in Utah, Ireland and the UK are standalone buildings with a combined 220,000 square feet on 15 acres of land.  The distribution facilities in Australia and Canada with a combined 8,000 square feet are part of larger industrial condominiums.  Management estimates the fair market value of the five owned facilities to be at least $35 million excluding the contents, the fungible value of which increases stockholder enterprise value relative to most of UTMD’s industry peers which lease their facilities.

Compared to the end of 2023, ending 2024 net consolidated PP&E (depreciated book value of all fixed assets) declined $789 as a result of the combination of capital expenditures of $231, depreciation of $730 and the effect of foreign currency exchange (FX) rates on year-end foreign subsidiary asset balances as OUS fixed assets were depreciated further by a stronger USD.

The following end-of-year FX rates to USD were applied to assets and liabilities of each applicable foreign subsidiary:

	12-31-24	12-31-23
EUR	1.0351	1.1059
GBP	1.2521	1.2739
AUD	0.6183	0.6825
CAD	0.6943	0.7573

The year-end 2024 net book value (after accumulated depreciation) of consolidated PP&E was 29% of purchase cost.  End-of-year PP&E turns (Net Sales divided by Net PP&E) was 4.2 in 2024 compared to 4.8 in 2023 due to 19% lower 2024 sales together with lower USD asset values of foreign subsidiaries. A future leverage in productivity of fixed assets which will not have to be further increased to support new business activity will be a source of incremental profitability.

Net intangible assets (after accumulated amortization) are comprised of the capitalized costs of obtaining patents and other intellectual property, as well as the value of identifiable intangible assets (IIA) and goodwill resulting from acquisitions. Net intangible assets were $16,445 (13% of total assets) at the end of 2024 compared to $18,637 (14% of total assets) at the end of 2023.  Per US GAAP, intangible assets are categorized as either 1) IIA, which are amortized over the estimated useful life of the assets, or 2) goodwill, which is not amortized or expensed until the associated economic value of the acquired asset becomes impaired. Those two categories of Femcare intangibles at year-end 2024 were net IIA of $2,415 and goodwill of $6,389. The accumulated amortization of Femcare IIA as of December 31, 2024 since the March 18, 2011 acquisition was $27,632. The remaining Femcare IIA will be fully amortized in March 2026. The goodwill portion of intangible assets resulting from the Femcare acquisition, which is not amortized, decreased $111 due to a weaker GBP at year-end, i.e. the different FX rate on fixed goodwill in GBP terms. In early 2019, UTMD acquired an additional $21,000 IIA from the purchase of the remaining life of exclusive U.S. distribution rights for the Filshie Clip System from CSI, all of which was amortized before the end of 2023. UTMD’s goodwill balance from prior acquisitions including Femcare, Columbia Medical, Gesco and Abcorp was $13,580 at the end of 2024.

Because the products associated with UTMD’s acquisitions of Columbia Medical in 1997, Gesco in 1998, Abcorp in 2004 and Femcare in 2011 continue to be viable parts of UTMD’s overall business, UTMD does not expect the current goodwill value associated with the four acquisitions to become impaired in 2025. Amortization of IIA was $2,065 in 2024 compared to $5,692 in 2023. The difference was mainly due to the CSI IIA becoming fully-amortized in October 2023, resulting in $3,684 lower 2024 operating expense. In other words, the 2024 non-cash amortization expense of CSI IIA was zero compared to $3,684 in 2023.  The Femcare IIA amortization expense was the same in both 2024 and 2023 at £1,589.  But because of a difference in FX rates, the 2024 non-cash amortization expense of Femcare IIA was $2,030 compared to $1,977 in 2023. The 2025 non-cash amortization expense (included as part of consolidated G&A operating expenses) of Femcare IIA will also be £1,589.

Liabilities.

As a reminder, payments for the Federal and State repatriation (REPAT) tax liability which resulted from the U.S. TCJA enacted in 2017 were 8% of the respective tax liability per year for the first five years, 15% in the sixth year, 20% in the seventh year and will be 25% in the eighth year. UTMD’s total REPAT tax liability was $2,792. Calendar year 2025 represents the eighth year, so $698 is the current liability at 25% of the total liability, the final payment year.

 Year-end 2024 current liabilities were $953 lower than at the end of 2023 despite the $140 higher REPAT tax current liability for the ensuing year. Ending accrued liabilities were $1,020 lower due primarily to a $619 lower consolidated accrued income tax liability, $135 lower accrued employee profit-sharing bonuses, a $146 lower litigation expense reserve and $238 lower customer deposits. Total liabilities were $2,034 lower at the end of 2024 compared to the end of 2023. The resulting 2024 year-end total debt ratio (total liabilities/ total assets) was just 4% compared to 5% at the end of 2023.  UTMD has no bank debt.

 The year-end 2024 Deferred Tax Liability balance created as a result of the fifteen-year deferred tax consequence of the amortization of Femcare’s IIA was $604, down from $1,120 at the end of 2023. The difference in the $516 book decline compared to the $508 tax effect of 25% (current UK tax rate) times $2,031 in 2024 amortization of Femcare IIA was due to the difference in the GBP FX rate on the remaining DTL balance at the end of 2024 as well as the USD/GBP currency exchange conversion of the IIA amortization during 2024. In addition to liabilities stated on the balance sheet, UTMD has operating lease and purchase obligations described in Note 14 and Note 12, respectively, to the financial statements.

Results of Operations.

a)Revenues.

Under accounting standards applicable for 2024, the Company believed that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment, or completion of services performed under contract.  Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to acceptance and completion of an order.  Revenue from product or service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectability is reasonably assured.  Over 99% of UTMD’s revenue is recognized at the time UTMD ships a physical device to a customer’s designated location, where the selling price for the item shipped was agreed prior to UTMD’s acceptance and completion of the customer order. There are no post-shipment obligations which have been or are expected to be material to financial results.

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

Terms of sale are established in advance of UTMD’s acceptance of customer orders. In the U.S., Ireland, UK, France, Australia, New Zealand and Canada, UTMD generally accepts orders directly from and ships directly to end-user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 14% of UTMD’s 2024 domestic end-user sales went through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale to end-user medical facilities are substantially the same in the U.S., Canada, Ireland, UK, France, Australia and New Zealand.

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

UTMD’s global consolidated trade sales are comprised of domestic and OUS sales. Domestic sales in 2024 included 1) direct domestic sales, sales of finished devices to end-user facilities and med/surg distributors in the U.S., and 2) domestic OEM sales, sales of components or finished products, which may not be medical devices, to other companies for inclusion in their products.  OUS sales are export sales from UTMD in the

U.S. to customers outside the U.S. invoiced in USD, and sales from UTMD subsidiaries in Ireland, Canada, Australia and the UK which may be invoiced in EUR, GBP, CAD, AUD, NZD or USD.  The term “trade” means sales to customers which are not part of UTMD. Each UTMD manufacturing entity had 2024 intercompany sales of components and/or finished devices to other UTMD entities.

The following table shows the 2024 USD-denominated revenues by sales channel compared to 2023.  Because domestic sales in foreign countries were invoiced in native currencies, the comparison in USD terms includes the change in foreign currency translation (FX) rates. In other words, just the FX rate relative to the USD in 2024 compared to 2023 reduced Canada domestic sales by 1.3% and Australia sales by 0.9%. On the other hand, the FX rate difference increased Ireland domestic sales by 0.4%, UK domestic sales by 2.8% and France domestic sales by 0.1%.

Revenue [USD denominated]	2024	2024 Compared to 2023	2023

U.S. domestic (excluding OEM)	$ 18,855	(4.6%)	$ 19,758
Canada domestic	955	(13.4%)	1,102
Ireland domestic	544	+7.0%	508
UK domestic	3,420	+3.0%	3,320
France domestic	1,092	(17.2%)	1,318
Australia domestic	866	(17.5%)	1,050
Subtotal, Direct to End-User:	$ 25,732	(4.9%)	$ 27,056
All Other OUS (Sales to Int’l Distributors)	10,582	(28.1%)	14,722
U.S. OEM Sales	4,589	(45.7%)	8,446
Worldwide Revenues	$ 40,903	(18.6%)	$ 50,224

In summary, UTMD total worldwide (WW) consolidated USD sales in 2024 at $40,903 were $9,321 (18.6%) lower than in 2023 at $50,224. The decline essentially resulted from the fact that 2024 WW shipments by UTMD to its largest OEM customer were $5,938 (68.8%) lower. Total U.S. domestic sales including OEM were $4,759 (16.9%) lower in 2024 at $23,444 compared to $28,204 in 2023. OUS sales including sales to foreign distributors were $4,562 (20.7%) lower at $17,458 compared to $22,020 in 2023.  Constant currency OUS sales were 21.2% lower.

Domestic Sales.

Domestic U.S. sales in 2024, which were $4,759 (16.9%) lower than in 2023, were $23,444 (57.3% of total consolidated sales) compared to $28,204 (56.2% of total sales) in 2023. All three categories of domestic sales were lower, led by U.S. OEM sales which were $3,857 (45.7%) lower than in 2023.  Domestic sales to UTMD’s biopharma OEM customer PendoTECH were $4,157 (64.7%) lower. Aggregate sales to 133 other U.S. OEM customers were $300 higher. Domestic Filshie device sales, representing 17.3% of total domestic sales, were $729 (15.3%) lower in 2024 compared to 2023.

Direct device sales other than Filshie, representing 63.2% of total domestic sales, were $173 (1.2%) lower in 2024 than in 2023. UTMD expects 2025 domestic direct sales of its well-established devices to increase at a low single-digit percentage rate.

Filshie 2024 sales in the U.S., which represented 17% of domestic direct sales, declined $729 (15%) compared to 2023. Although a partial change in practice favoring salpingectomies over tubal ligation for permanent sterilization has continued, an article in the “Green Journal” of the American College of Obstetrics and Gynecology lamented to physician members that patients are tending to rely more on social media than on informed input from their own doctors to make clinical choices. Consequently, there appears to be some negative impact on patient choice as a result of attorneys advertising for complainants under false pretenses on social media, which underscores the importance of winning the current product liability lawsuits. Nevertheless, UTMD expects U.S. Filshie device sales in 2025 will not decline as much as happened in 2024, based on the well-established safety and effectiveness of the device.

Domestic OEM sales in 2024 were $3,857 (45.7%) lower than in 2023, representing 20% of total U.S. domestic sales compared to 30% in 2023.  UTMD sold components and finished devices to 134 different U.S. companies in 2024 compared to 129 companies in 2023 for use in their product-market offerings.  Sales to 133 OEM customers excluding PendoTECH were $300 (+15%) higher.  U.S. sales to PendoTECH were $4,157 (65%) lower. UTMD’s largest OEM customer markets biopharmaceutical manufacturing control systems which previously exclusively utilized UTMD’s pressure monitoring sensors and other components.  The good news is that domestic sales to PendoTECH in 2024 were $2,266.  The bad news, looking forward to 2025, is that UTMD expects domestic demand from this customer may decline another $2 million as it continues to integrate manufacturing of its own marketed products.

OUS USD-denominated sales in 2024 were $4,562 (20.7%) lower at $17,458 compared to $22,020 in 2023. Sales invoiced in foreign currencies, which were $12,911 when converted to USD, represented 74% of OUS sales and 32% of consolidated total sales. The stronger GBP and EUR currencies added $113 in net OUS USD-denominated foreign currency sales compared to USD sales using the prior year’s foreign currency exchange (FX) rates (constant currency terms).  FX rates for income statement purposes are transaction-weighted averages. The weighted-average FX rates from the applicable foreign currency to USD during 2024 and 2023 for revenue purposes follow:

	2024	2023	Change
GBP	1.2772	1.2428	+ 2.8%
EUR	1.0846	1.0808	+ 0.4%
AUD	0.6600	0.6660	( 0.9%)
CAD	0.7313	0.7409	( 1.3%)

The combined weighted-average favorable FX impact on 2024 OUS sales was 0.7% (+0.3% of total consolidated 2024 sales).  In constant currency terms, OUS sales in 2024 were 21.2% lower than OUS sales in 2023. The portion of OUS sales invoiced in foreign currencies in USD terms was 32% of total consolidated 2024 USD sales compared to 30% in 2023. Including the impact of changed FX rates, OUS 2024 direct to end-user sales in USD terms were 7% higher in Ireland, 13% lower in Canada, 17% lower in France and 3% higher in the UK. Direct to end-user sales in Australia, which included New Zealand, were 18% lower. USD denominated sales to OUS distributors were $2,359 (18.9%) lower in 2024 than in 2023.

Seventy-four percent of (USD denominated) 2024 OUS sales were invoiced in foreign currencies compared to 68% in 2023. As a portion of total USD WW consolidated sales, 32% of UTMD’s USD-equivalent sales were invoiced in foreign currencies in 2023 compared to 30% in 2023. The GBP, EUR, AUD and CAD converted sales represented 9%, 18%, 2% and 2% of total 2024 consolidated USD sales, respectively.  This compares to 8%, 18%, 2% and 2% of total 2023 USD sales.

USD-denominated trade (excludes intercompany) sales of devices to OUS customers (excluding France) by UTMD’s Ireland facility (UTMD Ltd) were $7,081 in 2024 (34% lower) compared to $10,686 in 2023. Explaining 93% of the decline, Ireland OUS sales to PendoTECH were $1,781 (81%) lower and sales to UTMD’s largest distributor of BPM kits located in China were $1,587 (40%) lower.  In addition, UTMD Ltd also sold devices that it had manufactured directly to France in 2024 due to BREXIT, rather than by Femcare in the UK. USD-denominated sales to France in 2024 were $1,092 (17% lower) compared to $1,319 in 2023. The FX rate difference in 2024 relative to 2023 increased Ireland’s USD-denominated sales by $38.

In 2024, UTMD’s UK subsidiary, Femcare Ltd., had $3,470 trade sales of devices to domestic UK and certain international distributor customers, which was 4% higher compared to $3,347 in 2023. The FX rate difference increased the UK’s USD-denominated sales in 2024 by $91.

USD-denominated sales of devices to end-users in Australia and New Zealand by Femcare’s Australia distribution subsidiary (Femcare Australia Pty Ltd) were $866 (18% lower) in 2024 compared to $1,050 in 2023.  A weaker AUD in 2024 reduced USD-denominated Australia sales by $8.

UTMD’s Canada distribution subsidiary (Utah Medical Products Canada, Inc.) USD-denominated sales of devices to end-users in Canada in 2024 were $955 (13% lower) compared to $1,102 in 2023. A weaker CAD reduced Canada sales by $13.

UTMD groups its revenues into four general product categories: 1) obstetrics, comprised of labor and delivery management tools for monitoring fetal and maternal well-being, for reducing risk in performing difficult delivery procedures and for improving clinician and patient safety;  2) gynecology/ electrosurgery/ urology, comprised of tools for gynecological procedures associated primarily with cervical/ uterine disease including LETZ, endometrial tissue sampling, transvaginal uterine sonography, diagnostic laparoscopy, surgical contraception and other MIS procedures; specialty excision and incision tools; conservative urinary incontinence therapy devices; and urology surgical procedure devices;  3) neonatal critical care, comprised of devices that provide developmentally-friendly care to the most critically ill babies, including providing vascular access, enteral feeding, administering vital fluids, oxygen therapy while maintaining a neutral thermal environment, providing protection and assisting in specialized applications; and 4) blood pressure monitoring/ accessories/ other, comprised of specialized transducers and components as well as molded parts and assemblies sold on an OEM basis to other companies.  In these four categories, UTMD’s primary revenue contributors enjoy significant brand awareness by clinical users.

Global revenues by product category:

	2024	%	2023	%
Obstetrics	$ 4,260	10	$ 4,592	9
Gynecology/ Electrosurgery/ Urology	20,707	51	22,300	44
Neonatal	6,869	17	6,863	14
Blood Pressure Monitoring and Accessories*	9,067	22	16,469	33
Total:	$ 40,903	100	$ 50,224	100

OUS revenues by product category:

	2024	%	2023	%
Obstetrics	$ 821	5	$ 1,041	5
Gynecology/ Electrosurgery/ Urology	11,390	65	11,992	54
Neonatal	1,523	9	1,678	8
Blood Pressure Monitoring and Accessories*	3,724	21	7,309	33
Total:	$ 17,458	100	$ 22,020	100

*includes molded components and finished medical and non-medical devices sold to OEM customers.

Looking forward to 2025 revenues: WW sales to PendoTECH, UTMD’s largest OEM customer, which were $2.7 million in 2024, declined from $8.6 million in 2023 and from $11.6 million in 2022.  Since the current order backlog from PendoTECH for shipments in 2025 is just $151, not expecting additional orders, PendoTECH revenues may be an additional $2.5 million lower in 2025 compared to 2024.  WW Filshie revenues declined to $10.8 million in 2024 from $12.3 million in 2023.  Although a further decline in the U.S is expected in 2025 while lawsuits are unresolved, UTMD expects that increases OUS will offset that and 2025 Filshie revenues will be about the same as in 2024.  UTMD’s largest OUS distributor located in China, representing $2.4 million in 2024 sales of BPM kits manufactured in Ireland, has placed its annual order for 2025 which is the same as in 2024.  Expecting some low single-digit increases in UTMD’s remaining established business as well as initial modest direct sales of biopharma pressure sensors, not including release of any new products or price increases, management is projecting an overall revenue decrease of about $2 million (about 5%) in 2025 compared to 2024.

Gross Profit (GP).

UTMD’s 2024 consolidated GP, the surplus after subtracting costs of manufacturing, which includes purchasing and transporting raw materials, forming components, assembling, inspecting, testing, packaging and sterilizing products, from net revenues, was $24,143 (59.0% of sales) compared to $30,038 (59.8% of sales) in 2023. GP in 2024 was $5,895 (19.6%) lower with an 18.6% decrease in revenues.

The Gross Profit Margin (GPM), which is GP divided by sales, although still healthy, contracted 0.8 percentage points in 2024 due to the fact that many fixed manufacturing overhead costs increased while sales decreased. While the 2024 GP margin decline was less than projected in UTMD’s 2023 SEC Form 10-K, a further overhead margin dilution effect is expected in 2025 because management has decided to not reduce important manufacturing overhead resources in the same proportion as the expected 2025 decline in sales. Doing so would limit future UTMD capabilities to grow the Company. Although supplier costs for raw materials have continued to increase and the Company implemented further cost-of-living salary adjustments during 2024 for employees, management expects to be able to control the productivity of variable manufacturing costs in 2025 consistent with the past.  In addition, quality assurance costs included in manufacturing overhead are projected to be higher from implementing required clinical reviews under the new EU Medical Device Regulation for devices used OUS. Except on a selective basis after experiencing further variable cost increases, UTMD does not intend to increase prices to customers in 2025. The resulting 2025 GPM might be more than another full percentage point lower than in 2024, resulting in a decline in GP in the range of 7-9%.

UTMD’s Ireland subsidiary’s (UTMD Ltd’s) 2024 GP was EUR 6,283 (22.3% lower) compared to EUR 8,084 in 2023 when total EUR revenues, including direct sales to France and intercompany sales of devices manufactured in Ireland, were 21.6% lower. The associated GPMs were 58.4% in 2024 and 58.9% in 2023. Femcare UK GP was GBP 1,579 in both 2024 and 2023. The 2024 UK GPM was 55.7% compared to 55.3% in 2023 while UK GBP sales including intercompany revenues were 0.7% lower. Femcare Australia and Femcare Canada are simply distribution facilities for UTMD finished devices in their respective countries. GP is the result of subtracting intercompany purchase prices of devices, plus incoming freight, from revenues. Australia 2024 GP was AUD 623 (46.9% of sales) compared to AUD 841 (53.0% of sales) in 2023. Canada 2024 GP was CAD 538 (41.2% of sales) compared to CAD 874 (58.6% of sales) in 2023. The GPMs in both Australia and Canada were diluted not only by higher overhead costs on substantially lower sales, but also higher direct material costs from weaker currencies for devices purchased from the U.S., Ireland and the UK. In the U.S., GP was $13,991 (21.2% lower) in 2024 compared to $17,750 in 2023 when revenues including intercompany sales were 16.7% lower. The U.S. GPM was 48.5% in 2024 compared to 51.2% in 2023. A summation of the above GP of each subsidiary will not yield UTMD’s consolidated total GP because of the elimination of profit in inventory for intercompany sales.

b)Operating Income.

Operating Income results from subtracting Operating Expenses from GP. For the year 2024, Operating Income was $13,594 compared to $16,777 in 2023, a 19.0% decrease. The $3,183 decrease in Operating Income was from a combination of $5,895 lower GP and $2,712 lower Operating Expenses.

The UTMD Ltd (Ireland) Operating Income margin in 2024 was 54.4% compared to 55.9% in 2023. Femcare UK’s Operating Income margin per US GAAP, which includes the IIA amortization expense of the 2011 acquisition, was negative in both 2024 and 2023.  Femcare Australia’s 2024 Operating Income margin was 23.6% compared to 32.2% in 2023.  Femcare Canada’s 2024 Operating Income margin was 22.4% compared to 41.8% in 2023. UTMD’s 2024 Operating Income margin in the U.S. was 33.1% compared to 23.5% in 2023.  For clarity, in 2023 the CSI IIA amortization expense (none in 2024) hit the U.S. Operating Income margin, and in both 2024 and 2023 the Femcare IIA amortization expense hit the Femcare UK Operating Income margin.

Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses. Consolidated WW operating expenses were $10,549 (25.8% of sales) in 2024 compared to $13,261 (26.4% of sales) in 2023. The following table provides a comparison of operating expense categories, as well as further segmentation of G&A expenses:

	2024	2023
S&M expenses	$ 1,901	$ 1,685
R&D expenses	813	560
G&A expenses:
a) litigation expense provision	2,139	1,660
b) corporate legal	9	13
c) outside directors fees	149	144
d) stock option compensation	256	225
e) profit-sharing bonus accrual	589	718
f) outside accounting audit/tax	248	224
g) Femcare IIA amortization	2,030	1,977
h) CSI IIA amortization	-	3,684
i) property & liability insurance premiums	98	108
j) all other G&A expenses	2,317	2,263
G&A expenses – total	7,835	11,016
Total Consolidated Operating Expense:	$ 10,549	$ 13,261
Percent of sales:	25.8%	26.4%

Description of Operating Expense Categories:

i) S&M expenses:

S&M expenses in 2024 were $1,901 (4.6% of sales) compared to $1,685 (3.4% of sales) in 2023. The higher expenses were due to higher salaries from cost-of-living adjustments to salaries and a $148 increase in U.S. medical benefit claims. Consolidated OUS S&M expenses in 2024 compared to 2023 were increased by a net $3 from FX rate changes due primarily to a stronger GBP.

S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, administering customer agreements, advertising, processing orders, shipping, and paying commissions to outside independent representatives. In markets where UTMD sells directly to end-users, which in 2023-2024 included the U.S., Ireland, UK, Australia, New Zealand, France and Canada, the largest components of S&M expenses were the cost of customer service required to timely process orders and the distribution costs associated with shipping products.

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

ii) R&D expenses:

R&D expenses in 2024 were $813 (2.0% of sales) compared to $560 (1.1% of sales) in 2023. R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture and materials, completing any necessary premarketing clinical trials, regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. Product development (R&D) expenses increased in 2024 primarily as a result of $222 spent for independent testing and validation of materials used in UTMD’s own biopharma sensors, and from cost-of-living adjustments for employees. R&D also continued to play a significant role in manufacturing process improvements and quality assurance. No new UTMD devices were launched in 2024.  UTMD projects R&D expenses in 2025 will be between 1% and 2% of revenues.

iii)  G&A expenses:

G&A expenses in 2024 were $7,835 (19.2% of sales) compared to $11,016 (21.9% of sales) in 2023. G&A expenses include the “front office” functional costs of executive management and outside directors, finance and accounting, corporate information systems, human resources, stockholder relations, corporate risk management, corporate governance, protection of intellectual property, amortization of identifiable intangibles and legal costs.  The table above helps identify certain specific categories of G&A expenses which might be of interest to stockholders.

The $3,181 net decrease in G&A expenses was due primarily to the completion in late 2023 of amortizing the $21,000 IIA from the 2019 purchase of the CSI exclusive U.S. distribution rights for the Filshie Clip System.  The final CSI IIA amortization expense in 2023 was $3,684, which was zero in 2024. In addition, accrued profit-sharing bonuses were $129 lower in proportion to the 2024 decline in Income Before Income Tax (EBT).  The $632 difference between that combined $3,813 reduction in 2024 G&A operating expenses, and the net total $3,181 reduction in G&A expenses was due to essentially to $479 higher litigation expenses, $31 higher (non-cash) stock option expense, $24 higher independent accounting and tax help as well as higher salaries (except the CEO) due to cost-of-living adjustments. A stronger GBP increased net foreign currency G&A expenses by $69, compared to what they would have been in 2023. This includes an FX rate change unfavorable USD impact of $53 (out of the $69 total) from the amortization of the 2011 Femcare acquisition IIA, which was £1,589 in both 2024 and 2023.

As stockholders likely remember, the non-cash IIA amortization expense related to the Filshie Clip System in 2023 included IIA from both the 2011 acquisition of Femcare Group Ltd and the 2019 purchase of the CSI exclusive U.S. distribution rights for the Filshie Clip System. The combined Filshie IIA amortization expense in 2023 was 11.3% of total WW consolidated sales ($5,661) compared to 5.0% in 2024 ($2,030) with no 2024 CSI IIA amortization expense.

The Femcare IIA amortization expense will continue at the same £397 per calendar quarter rate, which ends in 1Q 2026 (or until the value of any remaining IIA becomes impaired), subject to changes in the GBP FX rate when converted to USD.

Regarding the product liability litigation legal expenses looking forward, most of the active motion practice and discovery has been accomplished. Four cases have now been won on summary judgment and several other lawsuits were dismissed prior to the summary judgment phase.  Decisions on other summary judgment motions are pending and expected in 2025.  If any summary judgment motion is denied, the case must go to trial and that could drive up expenses significantly. UTMD believes that the chance of avoiding trial is significant in every case, and therefore its projections are based on expenses being about $200 lower in 2025 than in 2024

Excluding the non-cash IIA amortization expenses and litigation expenses, consolidated G&A operating expenses were $3,666 (9.0% of sales) in 2024 compared to $3,695 (7.4% of sales) in 2023.

In summary looking forward, with 5% lower revenues, more than a percentage point lower GPM and hope for $200 lower litigation expenses, UTMD management projects consolidated 2025 Operating Income of about $12 million, in the range of 11% less than in 2024.

c)Non-operating income/ Non-operating expense, and Income Before Taxes (EBT).

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

Net non-operating income (combination of non-operating income and non-operating expense) was $3,208 in 2024 and $3,312 in 2023. Net non-operating income in 2024 would have been higher than in 2023 had UTMD not been assessed a $200 excise tax on share repurchases in 2024 which did not occur in 2023, combined with EUR 215 lower rent in Ireland than received in 2023. A description of components of UTMD’s non-operating income or expense follows:

1)  Interest Expense.  There was no interest expense in 2024 or 2023.  Absent an acquisition or very large repurchase of shares that requires new borrowing, UTMD does not expect any interest expense in 2025.

2)  Investment of excess cash.  Consolidated investment income (including gains and losses on sales of investments) was $3,367 in 2024 compared to $3,036 in 2023. Average cash balances were about $4 million higher in 2024 than in 2023, although average interest rates were somewhat lower. UTMD is projecting current interest rates to continue in 2025, leading to an increase in non-operating income when cash is not used to repurchase shares at an attractive price, or to acquire another entity or product line. UTMD has been continuing to repurchase shares during 1Q 2025. For purposes of providing an estimate of 2025 financial results, management has included the same interest income in 2025 as in 2024.

3)  Royalties.  Royalties in 2024 were $15 compared to $20 in 2023. Presently, there is only one arrangement which began in 2020 under which UTMD is receiving royalties on its technology.

4)  Gains/ losses from remeasured currency in bank accounts. UTMD recognized a $1 gain in 2024 compared to a $5 loss in 2023 from losses on remeasured foreign currency bank balances.  EUR currency cash balances in the UK, and GBP currency cash bank balances in Ireland, are subject to remeasured currency translation gains/ losses as a result of period-to-period changes in FX rates.

5)  Other non-operating income or expense.  Income received from renting unused warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees, and other miscellaneous non-operating expenses resulted in net non-operating income of $14 in 2024 compared to a net non-operating income of $254 in 2023.

EBT results from adding net non-operating income or subtracting net non-operating expense from Operating Income. Consolidated EBT was $16,802 (41.1% of sales) in 2024 compared to $20,089 (40.0% of sales) in 2023.  In other words, despite the inflationary cost pressures diluting UTMD’s GPM and higher litigation expenses, the Company expanded its EBT Margin (EBT as a percentage of sales) with 18.6% lower sales, yielding just a 16.4% decrease in EBT. In short, 2024 lower operating expense resulting from lower IIA amortization expense offset lower gross profits from lower sales activity.  With much uncertainty surrounding the projections for income and expense above, UTMD management is estimating about a 12% decline in 2025 EBT compared to 2024.

The 2024 EBT of UTMD Ltd. (Ireland) was €5,648 (52.5% of sales) compared to €7,680 (56.0% of sales) in 2023. Ireland had a disproportionate decline in EBT because it manufactures and sells all of the DPT kits sold to UTMD’s China distributor, and it lost all of its 2023 PendoTECH demand in the last nine months of 2024. Femcare Ltd.’s (UK) 2024 EBT was (£2,815) compared to (£469) in 2023. Femcare Ltd. supports worldwide regulatory requirements in addition to, according to US GAAP, absorbing the IIA amortization expense of the 2011 Femcare Group acquisition. As the developer and legal manufacturer of the Filshie Clip System, Femcare Ltd. is the corporate entity ultimately liable for Filshie product liability claims. In 2024, Utah Medical Products, Inc (Utah corporation parent of Femcare Ltd) transferred the Filshie litigation expenses which were included in Utah’s 2023 EBT to Femcare Ltd. which explains the large year-to-year decline in UK EBT. On a consolidated financial basis, it makes no difference which corporate entity absorbs the expense, except in Net Income when income tax rates vary sovereignty to sovereignty. Femcare AUS’s 2024 EBT was AUD 364 (27.4% of sales) compared to AUD 544 (34.3% of sales) in 2023. Femcare Canada’s 2024 EBT was CAD 289 (22.1% of sales)

compared to CAD 620 (41.6% of sales) in 2023.  The EBT declines in both the Australia and Canada distribution entities were due to both lower Filshie device sales and lower profit margins. Since they purchase finished devices in EUR and USD from other UTMD entities, and their native currencies were weaker, their cost of goods sold increased.

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

	2024	2023
EBT	$ 16,802	$ 20,089
Depreciation Expense	730	623
Femcare IIA Amortization Expense	2,030	1,977
CSI IIA Amortization Expense	-	3,684
Other Non-Cash Amortization Expense	35	31
Stock Option Compensation Expense	256	225
Remeasured Foreign Currency Balances	(1)	6
UTMD non-US GAAP EBITDA:	$ 19,852	$ 26,635

In summary, UTMD’s 2024 non-US GAAP EBITDA declined 25.5% compared to 2023.  With the above projections for 2025 financial performance in mind, the non-US GAAP EBITDA metric in 2025 is expected to be in the range of $17-18 million.

d)Net Income, Earnings Per Share (EPS) and Return on Equity (ROE).

i) Net Income

Net Income results after subtracting a provision for estimated income taxes from EBT. UTMD’s Net Income in 2024 was $13,874 (33.9% of sales) compared to $16,635 (33.1% of sales) in 2023. The higher Net Income margin in 2024 was due to a higher EBT margin with the average consolidated income tax provision rate almost the same. UTMD’s average consolidated income tax provision rates were 17.4% in 2024 and 17.2% in 2023.

In general, year-to-year fluctuations in the combined average income tax provision rate will result from variation in EBT contribution from subsidiaries in jurisdictions with different corporate income tax rates. Taxes in foreign subsidiaries are based on taxable EBT in those sovereignties, which can be different from the contribution to consolidated EBT per US GAAP.  UTMD estimates, barring any new tax law changes which are currently unknown, assuming an adjusted EBT mix toward higher-taxed sovereignties, that its combined income tax rate for 2025 will be in the 19% range, yielding Net Income approximately 14% lower than in 2024.

The UK had a corporate income tax rate of 19% for 1Q 2023, followed by a 25% rate for the last nine months of 2023 and all of 2024.  The UK also allowed a tax deduction for sales of UK patented products which varied from year-to-year based on somewhat complicated rules which are sorted out for UTMD by independent UK tax specialists. The corporate income tax rate for AUS was 30% for both 2024 and 2023. The income tax rate for Canada was about 27.5% for both years. Profits of the Ireland subsidiary were taxed at a 12.5% rate on exported manufactured products, and a 25% rate on rental and other types of income including income from sales of medical devices in Ireland domestically. As UTMD stockholders likely remember, in the U.S., the Federal income tax rate was changed after 2017 to 21% from 34% prior to the 2017 Tax Cut and Jobs Act (TCJA).  Federal taxes are not 21% of U.S. EBT, however, as income taxes paid to the State are a deductible expense for Federal tax purposes, other expenses are not deductible and there remains an R&D tax credit along with other credits, not to mention a special GILTI tax related to foreign income and FDII tax credit related to profits on export sales. The 2024 Utah state income tax rate declined to 4.45% from 4.95% in 2023.

ii) Earnings Per Share (EPS)

EPS are Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS in year 2024 were $3.961 compared to $4.574 in 2023, a 13.4% decrease. The decrease in EPS was less than the 18.6% decrease in sales as a result of the higher Net Income margin and 2024 share repurchase. Diluted shares were 3,503,165 for the year 2024 compared to 3,637,071 in 2023. Dilution for “in the money” unexercised options for the year 2024 was zero shares compared to 8,303 shares in 2023. Actual outstanding common shares as of December 31, 2024 were 3,335,156. Because of the time-weighted calculation of lower diluted shares and continued share repurchases, UTMD expects the 2025 decline in EPS to be less than 10%, yielding a target of $3.60.

iii) ROE

Achieving a high ROE remains a key management objective for UTMD in order to grow without diluting stockholder interest. ROE is the quotient of Net Income divided by average Stockholders’ Equity, but more specifically it is the product of the Net Income margin, productivity of assets and financial leverage. UTMD’s high Net Income margin is the primary factor that continues to drive its ROE, with low financial leverage and decreasing asset productivity as cash balances rapidly grow. Cash dividends to stockholders and repurchase of shares, on the other hand, help in lowering average Stockholders’ Equity, reducing the denominator in calculating ROE. Building cash balances that increase Stockholders’ Equity, without proportionately increasing Net Income, reduces ROE. UTMD’s 2024 ROE before stockholder dividends was 11.3%.  In comparison, 2023 ROE was 13.7%.

The lower 2024 ROE compared to 2023 was the result of 16.6% lower Net Income coupled with 1.3% higher average Stockholders’ Equity. Despite a $24,228 reduction in 2024 from share repurchases and stockholder dividends, average Stockholders’ Equity was $122,870 compared to $121,284 in 2023. UTMD’s Stockholders’ Equity has more than doubled over the last twelve years to $117 million at the end of 2024, despite being reduced by $54 million in dividends plus $36 million in share repurchases over that same period of time. UTMD’s average ROE over the last 32 years was 24%.

Looking forward to 2025, management expects a continued decline in total sales compared to the prior year as sales to PendoTECH, which are apparently eventually going away, were still well more than $2 million in 2024 and the Filshie product liability litigation dark cloud remains not fully resolved.  A continued sales decline is expected to pressure UTMD’s GPM at least as much as one percentage point lower as a result of less absorption of fixed manufacturing overheads which are important resources to retain for the future. Hopefully, UTMD’s legal arguments will be persuasive in every remaining Filshie product liability case, and the Company will avoid going to trial. If so, it should reduce litigation expenses in 2025 by at least $200 relative to 2024. Based on those thoughts, although with a high level of uncertainty, management is estimating that UTMD’s consolidated revenues and EPS in 2025 will be about 5% lower and 10% lower, respectively, than in 2024. Notwithstanding the projections, UTMD will continue to operate at a high level of profitability and cash generation, and utilize its cash trove opportunistically to achieve an accretive acquisition or repurchase shares in a way that maximizes long-term stockholder value.

Liquidity and Capital Resources

Cash Flows.

Net cash provided by operating activities in 2024 totaled $14,831 compared to $22,281 in 2023. The three primary causes of the $7,450 lower net cash generation in 2024 compared to 2023, which together generated $9,493 less cash, were 1) $3,627 lower non-cash amortization of intangible assets, 2) $835 lower trade accounts receivable (A/R) at 2024 year-end rather than $2,270 higher A/R at year-end 2023, and 3) $2,761 lower Net Income.  Offsetting items that together generated $1,995 more cash in 2024 versus 2023 included 1) a $587 reduction in inventories versus a $671 inventory increase in 2023, 2) $383 lower decrease in accounts payable, and 3) $334 lower decrease in deferred income taxes.

In investing activities, during 2024 UTMD used $231 in capital expenditures to purchase new molds and manufacturing equipment and fixtures for expanded capabilities as well as to maintain and improve existing operating capabilities, compared to investing $639 in 2023. The 2024 expenditures were partly offset by $27 in proceeds from the sale of used equipment. Capital expenditures in 2024 were $500 less than depreciation. In 2024, UTMD also invested $5 in intangible assets.

In 2024 UTMD received $390 and issued 7,592 shares of stock upon the exercise of employee stock options. Option exercises in 2024 were at an average price of $51.39 per share. The Company received a $20 tax benefit from option exercises in 2024. UTMD repurchased 301,961 shares of its stock in the open market during 2024 at an average cost of $66.13 per share.  As a subsequent event in 2025 as of March 25, UTMD has repurchased another 53,340 shares of its stock in the open market at an average cost of $59.41 per share. During 2024 and to date in 2025, the Company repurchased almost 10% of outstanding shares.

In comparison, in 2023 UTMD received $117 and issued 1,758 shares of stock upon the exercise of employee stock options. Option exercises in 2023 were at an average price of $66.40 per share. The Company received a $12 tax benefit from option exercises in 2023. UTMD did not repurchase shares of its stock in the open market during 2023.

UTMD did not borrow in the years 2024 and 2023. Cash dividends paid to stockholders were $4,260 in 2024 compared to $4,282 in 2023. The amount of cash used for dividends was lower despite an approximate 2% higher dividend per share as a result of share repurchases.

Management believes that future income from operations and effective management of working capital will continue to provide the liquidity needed to finance internal growth plans.  In an uncertain economic environment, UTMD’s cash balances allow management to operate with the long-term best interest of stockholders in mind.  Planned 2025 capital expenditures for ongoing operations are expected to be less than depreciation of PP&E, although additional capital expenditure opportunities will be considered.

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

The safety, reliability and performance of UTMD’s medical devices are consistently high and represent significant clinical benefits while providing minimum total cost of care.  UTMD will continue to leverage its reputation as a device innovator and reliable manufacturer which will responsively take on challenges to work with clinicians who use its specialty devices.  In doing so, UTMD will continue to differentiate itself, especially from its commodity-oriented competitors. In 2025, UTMD plans to

1)exploit its pre-qualified status to introduce a line of high-pressure process control transducer configurations directly to biopharmaceutical manufacturers;

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

The Company has a fundamental focus to do an excellent job in meeting clinicians’ and patients’ needs, while providing stockholders with excellent returns.  In the combined form of cash dividends and share repurchases, UTMD “returned” $24,228 (175% of Net Income) in 2024 to stockholders compared to $4,282 (26% of Net Income) in 2023.

In 2024, the value of UTMD’s stock declined 27%, ending the year at $61.47/ share, while $1.20 in cash dividends/ share were paid to stockholders. The DJIA, S&P 500 and NASDAQ Composite (where UTMD is traded) indices were all higher in 2024, respectively by 13%, 23% and 29%.

In comparison in 2023, the value of UTMD’s stock declined 16%, ending the year at $84.22/ share, while $1.18 in cash dividends/ share were paid to stockholders. The DJIA, S&P 500 and NASDAQ Composite (where UTMD is traded) indices were all higher in 2023, respectively by 14%, 24% and 43%.

In contrast to the last two years’ performance, combining share price appreciation and a capital allocation strategy that includes opportunistic share repurchases with steadily growing quarterly cash dividends paid to stockholders since 2004, longer-term UTMD stockholders have experienced excellent returns. UTMD management is determined to recapture the longer-term performance.

Off Balance Sheet Arrangements

None

Contractual Obligations

The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2024:

Contractual Obligations and Commitments	Total	2025	2026- 2027	2028- 2029	2030 and thereafter
Long-term debt obligations	$-	$-	$-	$-	$-
Operating lease obligations	367	65	125	97	80
Purchase obligations	3,370	3,370	-	-	-
Total	$3,737	$3,435	$125	$97	$80

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), and in England denominated in the British Pound (GBP). UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP, the Australian Dollar (AUD) and the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9661, .9042 and .9351 EUR per USD as of December 31, 2024, 2023 and 2022, respectively.  Exchange rates were .7987, .7850 and .8280 GBP per USD as of December 31, 2024, 2023 and 2022, respectively. Exchange rates were 1.6172, 1.4652 and 1.4695 AUD per USD on December 31, 2024, 2023 and 2022, respectively. Exchange rates were 1.4403, 1.3204 and 1.3532 CAD per USD on December 31, 2024, 2023, and 2022, respectively. Please see note 1 in Item 8 below under “Translation of Foreign Currencies” for more information.  UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, or by converting currencies as transactions occur.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

By:  /s/ Kevin L. Cornwell

Kevin L. Cornwell

Chief Executive Officer

By:  /s/ Brian L. Koopman

Brian L. Koopman

Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Utah Medical Products, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We did not audit portions of the consolidated financial statements for Femcare Group Limited, a wholly owned subsidiary. The portions not audited by us include assets of $19,723,338 and $20,479,014 as of December 31, 2024, and 2023, respectively and total revenues of $4,500,153 and $4,581,877 and $4,333,431 for the years ended December 31, 2024, 2023 and 2022, respectively. Those portions of the consolidated financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as they relate to the amounts included for Femcare Group Limited, is based solely on the reports of the other auditors.

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

March 26, 2025

Firm ID: 457

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Femcare Group Limited (the Company), including its subsidiaries, as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for dispatching goods and raising invoices to customers. We tested a sample of orders during the year to establish that these were dispatched and invoiced.  We evaluated the Company’s determination of the recoverability of any unpaid receivables at 31 December 2024.

We also identified the assessment of the valuation of intangible assets as a critical audit matter. Intangible assets are valued at cost and amortised using the straight-line method over the useful economic life of the asset. Goodwill is carried at cost and tested for impairment annually. We identified the valuation of intangible assets and goodwill as a critical audit matter due to their materiality to the financial statements. We reviewed and tested the Company’s calculations in respect of amortisation and evaluated the Company’s determination of the carrying value as at 31 December 2024.

NORTONS ASSURANCE LIMITED

We have served as the Company’s auditor since 2011.

Reading, United Kingdom

26 March, 2025

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(In thousands)

	2024	2023
ASSETS
Current assets:
Cash	$82,976	$92,868
Accounts and other receivables, net (note 2)	4,094	3,391
Inventories (note 2)	8,812	9,582
Prepaid expenses and other current assets	448	428
Total current assets	96,330	106,269

Property and equipment, net (notes 4 and 10)	9,763	10,551
Goodwill	13,580	13,692
Other intangible assets (note 2)	53,772	54,296
Other intangible assets - accumulated amortization	(50,907)	(49,350)
Other intangible assets - net (note 2)	2,865	4,946
Total assets	$122,538	$135,458

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$696	$769
Accrued expenses (note 2)	3,061	3,941
Total current liabilities	3,757	4,710
Long term lease liability	282	295
Long term income tax payable (REPAT tax) (note 7)	-	698
Deferred tax liability - intangible assets	603	1,120
Deferred income taxes (note 7)	469	322
Total liabilities	5,111	7,145

Commitments and contingencies (notes 6 and 12)	-	-

Stockholders' equity:
Common stock, $0.01 par value; 50,000 shares authorized, issued 3,335 shares in 2024 and 3,630 shares in 2023	33	36
Accumulated other comprehensive loss	(11,908)	(10,658)
Additional paid-in capital	-	594
Retained earnings	129,302	138,341
Total stockholders' equity	117,427	128,313

Total liabilities and stockholders' equity	$122,538	$135,458

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2024, 2023 and 2022
(In thousands, except per share amounts)

	2024	2023	2022
Sales, net (notes 1, 3, 9 and 11)	$40,903	$50,224	$52,281
Cost of goods sold	16,760	20,186	20,085
Gross profit	24,143	30,038	32,196

Operating expense:
Sales and marketing	1,901	1,685	1,507
Research and development	813	560	493
General and administrative	7,835	11,016	10,406
Operating income	13,594	16,777	19,790

Other income (expense):
Dividend and interest income	3,367	3,036	661
Royalty income (note 12)	15	20	20
Other, net	(174)	256	188
Income before provision for income taxes	16,802	20,089	20,659

Provision for income taxes (note 7)	2,928	3,454	4,186
Net income	$13,874	$16,635	$16,473

Earnings per common share (basic) (note 1):	$3.96	$4.58	$4.53

Earnings per common share (diluted) (note 1):	$3.96	$4.57	$4.52

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$(1,249)	$1,381	$(2,986)
Total comprehensive income	$12,625	$18,016	$13,487

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$13,874	$16,635	$16,473
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	730	623	612
Amortization	2,065	5,692	6,417
Provision for losses on accounts receivable	(4)	(33)	30
Amortization of operating lease assets	51	53	53
Deferred income taxes	(359)	(693)	(401)
Stock-based compensation expense	256	225	183
Tax benefit attributable to exercise of stock options	21	12	6
(Increase) decrease in:
Accounts receivable	(835)	2,270	(511)
Other receivables	54	0	(14)
Inventories	587	(670)	(2,353)
Prepaid expenses and other current assets	(32)	45	(64)
Increase (decrease) in:
Accounts payable	(73)	(456)	464
Accrued expenses	(1,504)	(1,422)	252
Net cash provided by operating activities	14,831	22,281	21,147

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(230)	(639)	(809)
Intangible assets	(5)	-	(9)
Proceeds from the sale of property and equipment	27	-	-
Net cash (used in) investing activities	(208)	(639)	(818)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	390	117	174
Common stock purchased and retired	(19,968)	-	(2,495)
Dividends paid	(4,260)	(4,282)	(3,163)
Net cash (used in) financing activities	(23,838)	(4,165)	(5,484)

Effect of exchange rate changes on cash	(677)	339	(767)

Net increase in cash and cash equivalents	(9,892)	17,816	14,078

Cash at beginning of year	92,868	75,052	60,974

Cash at end of year	$82,976	$92,868	$75,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$4,638	$4,827	$4,970
Interest	-	-	-

See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2024, 2023 and 2022
(In thousands)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2021	3,655	$36	$842	$(9,053)	$115,314	$107,138

Shares issued upon exercise of employee stock options for cash	4	-	211	-	-	211
Shares received and retired upon exercise of stock options	(1)	-	(37)	-	-	(37)
Stock option compensation expense	-	-	183	-	-	183
Common stock purchased and retired	(30)	-	(947)	-	(1,548)	(2,495)
Foreign currency translation adjustment	-	-	-	(2,986)	-	(2,986)
Common stock dividends	-	-	-	-	(4,233)	(4,233)
Net income	-	-	-	-	16,473	16,473
Balance at December 31, 2022	3,628	$36	$252	$(12,039)	$126,006	$114,255

Shares issued upon exercise of employee stock options for cash	2	-	117	-	-	117
Shares received and retired upon exercise of stock options	-	-	-	-	-	-
Stock option compensation expense	-	-	225	-	-	225
Common stock purchased and retired	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,381	-	1,381
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	-	-	-
Common stock dividends	-	-	-	-	(4,300)	(4,300)
Net income	-	-	-	-	16,635	16,635
Balance at December 31, 2023	3,630	$36	$594	$(10,658)	$138,341	$128,313

Shares issued upon exercise of employee stock options for cash	8	-	390	-	-	390
Stock option compensation expense	-	-	256	-	-	256
Common stock purchased and retired	(302)	(3)	(1,239)	-	(18,726)	(19,968)
Foreign currency translation adjustment	-	-	-	(1,249)	-	(1,249)
Common stock dividends	-	-	-	-	(4,189)	(4,189)
Net income	-	-	-	-	13,874	13,874
Balance at December 31, 2024	3,335	$33	$0	$(11,907)	$129,302	$117,428

See accompanying notes to financial statements.

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

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

The Company's customer base consists of hospitals, medical device distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies. Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2024 except under an extreme global financial crisis.

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

Years Ended December 31, 2024, 2023 and 2022

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

Building and improvements15-40 years

Furniture, equipment and tooling3-10 years

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, trade names, customer relationships, regulatory approvals & product certifications, license rights and non-compete agreements are capitalized, and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD’s goodwill is tested for impairment annually, in the fourth quarter of each year, in accordance with ASC 350. UTMD also performs impairment tests contemporaneously, if circumstances change that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determines that its goodwill is impaired, a second step is completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future.  Estimated future amortization expenses on intangible assets held as of December 31, 2024, using the 2024 year-end 1.2521 USD/GBP and 0.6183 USD/AUD currency exchange rates, is about $1,935 in 2025, $426 in 2026, $14 in 2027, $11 in 2028, and $10 in 2029 (see note 2).

In 2019, $21,000 in intangible assets were acquired from CSI.  This intangible asset was fully amortized in 2023 (see note 15).

Stock-Based Compensation

At December 31, 2024, the Company has stock-based employee compensation plans, which are described more fully in note 8.  The Company accounts for stock compensation under ASC 718, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. In 2024, the Company recognized $255 in stock-based compensation cost compared to $225 in 2023 and $183 in 2022.

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

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Note 1 – Summary of Significant Accounting Policies (continued)

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and any related penalties in income taxes. The Company did not recognize any tax-related interest expense or have any tax penalties in 2024, 2023 or 2022.

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on previous experience and known risk.  The reserve for legal costs at December 31, 2024 and 2023 was $111 and $257, respectively (see note 2).

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2024	2023	2022
Weighted average number of shares outstanding – basic	3,503	3,629	3,637
Dilutive effect of stock options	-	8	6
Weighted average number of shares outstanding, assuming dilution	3,503	3,637	3,643

Presentation of Sales and Similar Taxes

Sales tax on revenue-producing transactions is recorded as a liability when the sale occurs.  UTMD is not required to withhold sales tax on OUS sales, and at least 90% of domestic 2024 sales were to customers who are tax exempt or who are in jurisdictions where UTMD is not required to withhold sales tax.

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

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Note 1 – Summary of Significant Accounting Policies (continued)

Income and expense items are translated at the weighted average rate of exchange (based on when transactions actually occurred) during the year.

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2024	2023
Accounts and other receivables:
Accounts receivable	$4,239	$3,488
Accrued interest and other	(2)	53
Less allowance for doubtful accounts	(143)	(151)
Total accounts and other receivables	$4,094	$3,390

Inventories:
Finished products	$1,913	$1,685
Work-in-process	1,414	1,503
Raw materials	5,485	6,394
Total inventories	$8,812	$9,582

Goodwill:
Balance as of January 1	$13,692	$13,354
Effect of foreign exchange	(112)	338
Subtractions as a result of impairment	-	-
Total Goodwill as of December 31	$13,580	$13,692

Other Identifiable Intangible Assets:
Patents	$2,210	$2,209
Non-compete agreements	125	127
Trademarks & trade names	9,205	9,360
Customer relationships	8,952	9,108
Distribution agreements	21,000	21,000
Right-of-Use Asset	338	342
Regulatory approvals & product certifications	11,942	12,150
Total Other Identifiable Intangible Assets	53,772	54,296
Accumulated amortization	(50,907)	(49,350)
Other Identifiable Intangible Assets, Net	$2,865	$4,946

Accrued expenses:
Income taxes payable (receivable)	$(153)	$327
Payroll and payroll taxes	1,148	1,294
Reserve for litigation costs	111	257
Other	1,955	2,063
Total accrued expenses	$3,061	$3,941

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Note 3 – Quarterly Results of Operations (Unaudited)

	Unaudited Quarterly Data for 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$11,340	$10,400	$10,005	$9,157
Gross Profit	6,766	6,253	5,802	5,323
Net Income	3,956	3,453	3,563	2,902
Earnings Per Common Share (Diluted)	1.09	0.98	1.03	0.86

	Unaudited Quarterly Data for 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$12,520	$12,866	$12,505	$12,333
Gross Profit	7,843	7,739	7,359	7,098
Net Income	4,214	4,200	3,935	4,287
Earnings Per Common Share (Diluted)	1.16	1.15	1.08	1.18

	Unaudited Quarterly Data for 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$12,323	$13,428	$12,955	$13,575
Gross Profit	7,533	8,151	8,186	8,327
Net Income	3,534	4,103	4,280	4,555
Earnings Per Common Share (Diluted)	0.96	1.12	1.18	1.25

Note 4 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2024	2023

Land	$ 1,604	$ 1,638
Buildings and improvements	13,539	13,907
Furniture, equipment and tooling	18,527	17,315
Construction-in-progress	19	1,413
Total	33,689	34,273
Accumulated depreciation	(23,926)	(23,722)
Property and equipment, net	$ 9,763	$ 10,551

Included in the Company’s consolidated balance sheet are the assets of its manufacturing and administrative facilities in Utah, Canada, England, Australia and Ireland.  Property and equipment, by geographic area, are as follows:

	December 31, 2024
	U.S. & Canada	England & Australia	Ireland	Total

Land	$ 621	$ 627	$ 356	$ 1,604
Buildings and improvements	6,576	3,101	3,862	13,539
Furniture, equipment and tooling	15,842	710	1,975	18,527
Construction-in-progress	19	-	-	19
Total	23,058	4,438	6,193	33,689
Accumulated depreciation	(18,930)	(1,587)	(3,409)	(23,926)
Property and equipment, net	$ 4,128	$ 2,851	$ 2,784	$ 9,763

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Note 4 – Property and Equipment (continued)

	December 31, 2023
	U.S. & Canada	England & Australia	Ireland	Total
Land	$ 621	$ 637	$ 380	$ 1,638
Buildings and improvements	6,584	3,194	4,129	13,907
Furniture, equipment and tooling	15,075	732	1,508	17,315
Construction-in-progress	913	3	497	1,413
Total	23,193	4,566	6,514	34,273
Accumulated depreciation	(18,701)	(1,464)	(3,557)	(23,722)
Property and equipment, net	$ 4,492	$ 3,102	$ 2,957	$ 10,551

Note 5 – Long-term Debt

None in 2023 and 2024.

Note 6 – Commitments and Contingencies

Purchase Obligations

The Company has obligations to purchase raw materials for use in its manufacturing operations.  The Company has the right to make changes in, among other things, purchase quantities, delivery schedules and order acceptance.

Product Liability

The Company is self-insured for product liability risk. “Product liability” is an insurance industry term for the cost of legal defense and damages awarded to patients allegedly injured as a result of use of a company’s product.  The Company maintains a reserve to cover product liability litigation expenses and possible damages consistent with its experience going back decades. Although product liability litigation expenses at $2,139 in 2024, $1,660 in 2023 and $670 in 2022 were high relative to history, they were not material to overall consolidated financial results.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at December 31, 2024 or December 31, 2023.

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

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Note 7 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2024	2023	2022
Inventory write-downs and differences due to UNICAP	$ 270	$ 110	$ 103
Allowance for doubtful accounts	29	31	39
Accrued liabilities and reserves	50	90	90
Depreciation and amortization	(1,451)	(1,673)	(2,295)
Deferred income taxes, net	$ (1,102)	$ (1,442)	$ (2,063)

The components of income tax expense are as follows:

	Years ended December 31,
	2024	2023	2022
Current	$ 3,268	$ 4,075	$ 4,632
Deferred	(340)	(621)	(446)
Total	$ 2,928	$ 3,454	$ 4,186

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

	Years ended December 31,
	2024	2023	2022
Federal income tax expense at the statutory rate	$ 2,794	$ 2,346	$ 2,620
State income taxes	504	439	490
Foreign income taxes (blended rate)	(1)	951	1,129
R&D tax credits and manufacturing profit deduction	(18)	(3)	(3)
Tax-exempt income	(201)	(195)	-
Change in Rate	-	-	-
Other	(150)	(84)	(50)
Total	$ 2,928	$ 3,454	$ 4,186

The domestic and foreign components of income before income tax expense were as follows:

	Years ended December 31,
	2024	2023	2022
Domestic	$ 13,306	$ 11,170	$ 12,475
Foreign	3,496	8,919	8,184
Total	$ 16,802	$ 20,089	$ 20,659

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Note 8 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 275 thousand shares of common stock, of which 98 thousand are outstanding as of December 31, 2024.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of stockholder value.  Changes in stock options were as follows:

	Shares	Price Range
	(000’s)	Per Share
2024
Granted	25	$64.09	$64.09
Expired or canceled	3	49.18	82.60
Exercised	8	49.18	58.50
Total outstanding at December 31	98	58.50	82.60
Total exercisable at December 31	52	58.50	82.60

2023
Granted	19	$77.07	$77.07
Expired or canceled	0.4	77.05	77.05
Exercised	2	49.18	77.05
Total outstanding at December 31	84	49.18	82.60
Total exercisable at December 31	50	49.18	82.60

2022
Granted	21	$82.60	$82.60
Expired or canceled	2	33.30	77.05
Exercised	4	33.30	77.05
Total outstanding at December 31	67	33.30	77.05
Total exercisable at December 31	40	33.30	77.05

For the years ended December 31, 2024, 2023 and 2022, the Company reduced current income taxes payable by $20, $12 and $6, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2024, the Company recognized $255 in equity compensation cost, compared to $225 in 2023 and $183 in 2022.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2024	2023	2022
Expected dividend amount per quarter	$ 0.3150	$ 0.3090	$ 0.3050
Expected stock price volatility	31.21%	31.67%	29.87%
Risk-free interest rate	4.23%	4.75%	4.09%
Expected life of options	5.8 years	5.6 years	5.7 years

The per share weighted average fair value of options granted during 2024 is $19.77, 2023 is $25.09 and in 2022 is $25.34.

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Note 8 – Options (continued)

All UTMD options vest over a four-year service period.  At December 31, 2024 there was $898 total unrecognized compensation expense related to non-vested stock options under the plans. A $329 portion of the cost is expected to be recognized over the next twelve months, and the remaining $570 recognized over the next 4 years. Expected dividend amounts were estimated based on the actual cash dividend rate at the time the options were granted and an estimate of future dividends based on past dividend rate changes as well as management’s expectations of future dividend rates over the expected holding period of the options.  Expected volatility is based on UTMD’s historical volatility over recent periods of time and trends in that volatility, giving weight to more recent periods.  Risk free interest rates were estimated based on actual U.S. Treasury Securities Interest rates as reported by the Federal Reserve Bank for periods of time equivalent to the holding periods estimated for the options on the dates the options were granted.  Expected term of options were estimated based on historical holding periods for similar options previously granted by UTMD to employees and directors.

The following table summarizes information about stock options outstanding at December 31, 2024:

			Options Outstanding			Options Exercisable

				Weighted
				Average
				Remaining	Weighted		Weighted
Range of			Actual	Contractual	Average		Average
Exercise			Number	Life	Exercise	Number	Exercise
Prices			Outstanding	(Years)	Price	Exercisable	Price

$58.50	-	64.09	29,575	8.49	$63.15	4,975	$58.50
74.64	-	77.07	48,310	6.39	76.60	34,210	76.41
82.60	-	82.60	20,100	7.78	82.60	10,050	82.60
$58.50	-	82.60	97,985	7.31	$73.77	49,235	$75.86

	2024	2023	2022
Intrinsic Value of Stock Options Exercised	$77	$31	$141
Intrinsic Value of Stock Options Outstanding	-	814	1,812

Note 9 – Geographic Information

The Company had sales in the following geographic areas based on the customer’s country of domicile:

	2024	2023	2022
United States	$23,873	$30,413	$34,524
Europe	8,705	8,918	7,214
Other	8,325	10,893	10,543

Note 10 – Long-lived Assets by Geographic Area

The Company’s long-lived assets by geographic area were as follows:

	2024	2023	2022
United States	$11,124	$11,462	$14,875
England	11,445	13,838	15,184
Ireland	2,827	2,963	2,954
Australia	290	336	337
Canada	523	589	593

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Note 11 – Revenues by Product Category and Geographic Region

Global revenues by product category:

	2024	2023	2022
Obstetrics	$4,260	$4,592	$4,661
Gynecology/ Electrosurgery/ Urology	20,707	22,300	21,841
Neonatal	6,869	6,863	7,567
Blood Pressure Monitoring and Accessories	9,067	16,469	18,212
Total:	$40,903	$50,224	$52,281

Included in the Global revenues (above) were OUS revenues by product category:

	2024	2023	2022
Obstetrics	$821	$1,041	$676
Gynecology/ Electrosurgery/ Urology	11,390	11,992	11,603
Neonatal	1,523	1,678	1,517
Blood Pressure Monitoring and Accessories	3,724	7,309	6,514
Total:	$17,458	$22,020	$20,310

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

In 2024, 2023 and 2022, UTMD received royalties of $15, $20 and $20, respectively, for the use of intellectual property.

UTMD had $3,747 in operating lease and purchase commitments as of December 31, 2024.

Note 13 – Employee Benefit Plans

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and contributory retirement plans for Ireland, UK, Australia and Canada employees.  The Company’s matching contribution is determined annually by the board of directors.  Company contributions were approximately $209, $184 and $159 for the years ended December 31, 2024, 2023 and 2022, respectively.

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Note 14 – Leases

UTMD has operating leases for a portion of its parking lot at its Midvale facility and an automobile at its Ireland facility.  The remaining lease term on the parking lot is 7 years and on the automobile is 30 months.  There are no options to extend or terminate the leases.  The parking lot lease contains a provision that requires an adjustment every five years to the lease payment based on the change in the Consumer Price Index.  This adjustment occurred in 2021 requiring an increase of $87 to the value of the right-of-use asset and lease liabilities. UTMD has no other leases yet to commence.  As neither lease contains implicit rates, UTMD’s incremental borrowing rate, based on information available at adoption date, was used to determine the present value of the leases.

Operating lease costs for the years ended December 31, 2024, 2023, and 2022 were $66, $65, and $64, respectively.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

As of December 31, 2024
Operating lease right-of-use assets	$ 338
Operating lease liabilities, current (included in Accrued Expenses)	56
Operating lease liabilities, long-term	282
Total operating lease liabilities	$ 338

Maturities of operating lease liabilities at December 31, 2024 were as follows (in thousands):	As of December 31, 2024
2025 (less imputed interest)	$ 55
2026 (less imputed interest)	58
2027 (less imputed interest)	55
2028 (less imputed interest)	44
2029 (less imputed interest)	46
Thereafter (less imputed interest)	80
Total lease payments	$ 364
Less: imputed interest	(26)
Total lease liabilities	$ 338

The following table provides information on the lease terms and discount rates:

Weighted-average remaining lease term (in years)	6.1
Weighted-average discount rate	4.3%

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

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

Note 16 - Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 2024.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	2024	2023	2022
Numerator (in thousands)
Net income	13,874	16,635	16,473

Denominator
Weighted average shares, basic	3,503	3,629	3,637
Dilutive effect of stock options	-	8	6
Diluted shares	3,503	3,637	3,643

Earnings per share, basic	3.96	4.58	4.53
Earnings per share, diluted	3.96	4.57	4.52

Note 17 – Segment Information

The Company operates as one operating segment.  The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis.  The CODM uses consolidated gross profit margin, operating margin, and net income to assess financial performance and allocate resources.  These financial metrics are used by the CODM to make key operating decisions such as the allocation of budget between cost of sales, sales and marketing, research and development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Revenues	40,903	50,224	52,281
Less:
Standard cost of sales	13,406	17,400	16,939
Other cost of sales	3,353	2,786	3,146
Gross Profit	24,143	30,038	32,196
Gross Profit Margin	59.0%	59.8%	61.6%

Sales & Marketing	1,901	1,685	1,507
Research & Development	813	560	493
Litigation Fees	2,139	1,660	670
Amortization	2,030	5,661	6,386
Other General & Administrative	3,666	3,695	3,350
Operating Income	13,594	16,777	19,790
Operating Income Margin	33.2%	33.4%	37.9%

Other Income
Interest income	3,367	3,036	661
Other income (expense)	(159)	276	209
Income before income taxes	16,802	20,089	20,659
Provision for income taxes	2,928	3,454	4,186
Net Income	13,874	16,635	16,473

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2024, 2023 and 2022

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Note 18 – Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis.  Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis.  The Company adopted ASU 2023-07 during the year ended December 31, 2024.  See Note 17 Segment Information in the accompanying notes to the consolidated financial statements for further detail.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction.  ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.  The Company is currently evaluating the impact of adopting AUS 2023-09.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis.  ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted.  The Company is currently evaluating the impact of adopting ASU 2024-03.

Note 19 – Subsequent Events

The Company evaluated its December 31, 2024 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.  After December 31, 2024 through March 25, 2025, the Company made additional repurchases of 53,340 shares of its stock in the open market for $3,169, at an average price of $59.41 per share.

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

During 2024, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2024, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2024.  Management's report appears on page 34 of this Form 10-K under the caption "Management's Report on Internal Control Over Financial Reporting" and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.

There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2024, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

Rule 10b5-1 Trading Plans.

During 2024, none of UTMD’s directors or executive officers adopted Rule 10b5-1, and none of UTMD’s directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2025 annual meeting of stockholders under the captions,

•“PROPOSAL NO. 1. ELECTION OF DIRECTORS: General,” and “Directors and Nominees,”

•“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS,” and

•“EXECUTIVE OFFICER COMPENSATION: 2024 Director Compensation,”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2025 annual meeting of stockholders under the captions,

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

The information from the definitive proxy statement of the registrant for the 2025 annual meeting of stockholders under the captions,

•“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and

•“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2025 annual meeting of stockholders under the captions,

•“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2025 annual meeting of stockholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2025 annual meeting of stockholders under the caption “PROPOSAL NO 2. RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: Fees billed by Haynie & Company,” “Audit Committee Policy and Approval,” and “Auditor Independence” are incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report or incorporated herein by reference.

1.Financial Statements.

(See Table of Contents in Item 8 above.)

2.Supplemental Schedule.

Financial Statement Schedules are omitted because they are inapplicable or the required information is otherwise included in the accompanying Financial Statements and the notes thereto.

3.Exhibits.

Exhibit #	Title of Document	Location
3.1	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
3.2	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3.3	Bylaws	Incorporated by Reference (2)
10.1	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (3)
10.2	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (3)
10.3	Utah Medical Products, Inc. 2013 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (4)
10.4	Utah Medical Products, Inc., 2023 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (5)
10.5	Summary of Officer and Director Compensation	This filing
19.1	Insider Trading Policy
21.1	Subsidiaries of Utah Medical Products, Inc.	This filing
23.1	Consent of Haynie & Company, UTMD’s independent auditors for the years ended December 31, 2024 and December 31, 2023	This filing
23.2	Consent of Nortons Assurance Limited, Femcare Group Limited’s independent auditors for the years ended December 31, 2024 and December 31, 2023	This filing
31.1	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
32.1	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	This Filing

Exhibit #	Title of Document	Location
101.ins	XBRL Instance Document	This Filing
101.xsd	XBRL Taxonomy Extension Schema Document	This Filing
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document	This Filing
101.def	XBRL Taxonomy Extension Definition Linkbase Document	This Filing
101.tab	XBRL Taxonomy Extension Label Linkbase Document	This Filing
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document	This Filing

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

(4)Incorporated by reference from the Company’s 2013 definitive proxy statement on form DEF 14A filed with the Commission on March 7, 2013.

(5)Incorporated by reference from the Company’s report on form S-8 filed with the Commission on July 14, 2023.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 26th day of March 2025.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of March 2025.

By: /s/ James H. Beeson
James H. Beeson, Director

By: /s/ Kevin L. Cornwell
Kevin L. Cornwell, Director

By: /s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By: /s/ Barbara A. Payne
Barbara A. Payne, Director

By: /s/ Paul O. Richins
Paul O. Richins, Director

By: /s/ Carrie Leigh
Carrie Leigh, Director