Form 10-Q
period 2025-03-31
UTAH MEDICAL PRODUCTS INC
filed 2025-05-15
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 12, 2025: 3,248,210.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2025 AND DECEMBER 31, 2024
(in thousands)
	(unaudited)	(audited)
	MARCH 31, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash & Investments	$83,325	$82,976
Accounts & other receivables, net	3,944	4,094
Inventories	8,648	8,812
Other current assets	482	448
Total current assets	96,399	96,330
Property and equipment, net	9,945	9,763
Goodwill	13,770	13,580
Other intangible assets	54,650	53,772
Other intangible assets - accumulated amortization	(52,245)	(50,907)
Other intangible assets, net	2,405	2,865
Total assets	$122,519	$122,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$914	$696
Accrued expenses	3,410	3,061
Total current liabilities	4,324	3,757
Deferred tax liability - Femcare IIA	494	603
Other long term liabilities	-	-
Long-term lease liability	269	282
Deferred income taxes	385	469
Total liabilities	5,472	5,111

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued and outstanding - March 31, 2025, 3,281 shares and December 31, 2024, 3,335 shares	33	33
Accumulated other comprehensive loss	(11,190)	(11,908)
Additional paid-in capital	-	-
Retained earnings	128,204	129,302
Total stockholders' equity	117,047	117,427

Total liabilities and stockholders' equity	$122,519	$122,538
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024
(in thousands, except per share amounts)
(unaudited)
	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
Sales, net	$ 9,710	$ 11,340

Cost of goods sold	4,172	4,574
Gross profit	5,538	6,766

Operating expense
Selling, general and administrative	2,231	2,617
Research & development	154	266
Total operating expenses	2,385	2,883
Operating income	3,153	3,883

Other income	705	915
Income before provision for income taxes	3,858	4,798

Provision for income taxes	817	842
Net income	$ 3,041	$ 3,956

Earnings per common share (basic)	$ 0.92	$ 1.09
Earnings per common share (diluted)	$ 0.92	$ 1.09

Shares outstanding (basic)	3,310	3,618
Shares outstanding (diluted)	3,310	3,618

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$ 718	$ (631)
Total comprehensive income	$ 3,759	$ 3,325

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2025 and 2024
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2024	3,335	$33	$-	$(11,908)	$129,302	$117,427
Shares issued upon exercise of employee stock options for cash	-	-	-	-	-	-
Shares received and retired upon exercise of stock options	-	-	-	-	-	-
Tax benefit attributable to appreciation of stock options	-	-	-	-	-	-
Stock option compensation expense	-	-	82	-	-	82
Common stock purchased and retired	(54)	(1)	(82)	-	(3,138)	(3,221)
Foreign currency translation adjustment	-	-	-	718	-	718
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	-	-	-
Common stock dividends	-	-	-	-	(1,001)	(1,001)
Net income	-	-	-	-	3,041	3,041
Balance at March 31, 2025	3,281	$33	$-	$(11,190)	$128,204	$117,047
Balance at December 31, 2023	3,630	$36	$593	$(10,658)	$138,341	$128,313
Shares issued upon exercise of employee stock options for cash	2	-	96	-	-	96
Shares received and retired upon exercise of stock options	-	-	-	-	-	-
Tax benefit attributable to appreciation of stock options	-	-	-	-	-	-
Stock option compensation expense	-	-	79	-	-	79
Common stock purchased and retired	(43)	-	(769)	-	(2,221)	(2,990)
Foreign currency translation adjustment	-	-	-	(631)	-	(631)
Unrealized holding gain (loss) from investments, available-for-sale, net of taxes	-	-	-	-	-	-
Common stock dividends	-	-	-	-	(1,081)	(1,081)
Net income	-	-	-	-	3,956	3,956
Balance at March 31, 2024	3,588	$36	$-	$(11,289)	$138,995	$127,742

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024
(in thousands - unaudited)
	MARCH 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,041	$3,956
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	200	156
Amortization	509	513
Provision for losses on/(recovery of) accounts receivable	(9)	(8)
Amortization of Right-of-Use Assets	12	14
Deferred income taxes	(209)	(192)
Stock-based compensation expense	82	79
Tax benefit attributable to exercise of stock options	-	9
Changes in operating assets and liabilities:
Accounts receivable and other receivables	12	(214)
Inventories	275	271
Prepaid expenses and other current assets	(26)	(87)
Accounts payable	217	230
Accrued expenses	360	549
Total adjustments	1,423	1,320
Net cash provided by operating activities	4,464	5,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(184)	(22)
Proceeds from sale of equipment	-	27
Net cash provided by/(used in) investing activities	(184)	5

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	-	96
Common stock purchased and retired	(3,221)	(2,990)
Payment of dividends	(1,017)	(1,089)
Net cash used in financing activities	(4,238)	(3,983)

Effect of exchange rate changes on cash	307	(358)
Net increase in cash and cash equivalents	349	940
Cash at beginning of period	82,976	92,868
Cash at end of period	$83,325	$93,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$46	$105
Cash paid during the period for interest	$-	$-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1) The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2024.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

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

(3)Inventories at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Finished goods	$ 1,602	$ 1,913
Work-in-process	1,544	1,414
Raw materials	5,502	5,485
Total	$ 8,648	$ 8,812

(4)Stock-Based Compensation. At March 31, 2025, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2025 and March 31, 2024, the Company recognized $82 and $79, respectively, in stock-based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2024 or March 31, 2025.

(6) 1Q 2025 global revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$832	$193	$1,025
Gynecology/Electrosurgery/Urology	2,329	2,567	4,896
Neonatal	1,622	360	1,982
Blood Pressure Monitoring and Accessories	800	1,007	1,807
Total	$5,583	$4,127	$9,710

(7) Earnings Per Share. Basic earnings per share were calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during each applicable period.  Diluted earnings per share were calculated by assuming the exercise of stock options at the closing price of stock at the end of first quarter 2025 and 2024, as applicable. The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three months ended March 31
(in thousands)	2025	2024
Numerator
Net income	3,041	3,956
Denominator
Weighted average shares, basic	3,310	3,618
Dilutive effect of stock options	-	-
Diluted shares	3,310	3,618
Earnings per share, basic	$0.92	$1.09
Earnings per share, diluted	$0.92	$1.09

(8) Segment Information.  The Company operates as one operating segment.  The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis.  The CODM uses consolidated gross profit margin, operating margin, and net income to assess financial performance and allocate resources.  These financial metrics are used by the CODM to make key operating decisions such as the allocation of budget between cost of sales, sales and marketing, research and development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the quarters ended March 31, 2025 and March 31, 2024:

	Quarter Ended March 31,
	2025	2024
Revenues	9,710	11,340
Less:
Standard cost of sales	3,656	3,822
Other cost of sales	516	753
Gross Profit	5,538	6,765
Gross Profit Margin	57.0%	59.7%
Sales & Marketing	500	411
Research & Development	154	266
Litigation Fees	316	751
Amortization	509	513
Other General & Administrative	906	941
Operating Income	3,153	3,883
Operating Income Margin	32.5%	34.2%
Other Income
Interest income	737	891
Other income (expense)	(32)	24
Income before income taxes	3,858	4,798
Provision for income taxes	817	842
Net Income	3,041	3,956

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its March 31, 2025 financial statements.  After March 31, 2025 through May 12, 2025, the Company made additional repurchases of 32,679 shares of its stock in the open market for $1,754, at an average price of $53.67 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2024 provided a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three-month period in comparison with a previous three-month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in the first quarter (1Q) of 2025 compared to 1Q 2024 were as follows:

	1Q 2025	1Q 2024	change
Net Sales	$ 9,710	$ 11,340	(14.4%)
Gross Profit	5,538	6,766	(18.1%)
Operating Income	3,154	3,883	(18.8%)
Income Before Tax	3,859	4,798	(19.6%)
Net Income	3,041	3,956	(23.1%)
Earnings per Share (diluted)	$ 0.919	$ 1.093	(16.0%)

Profit margins in 1Q 2025 compared to 1Q 2024 follow:

	1Q 2025 (JAN – MAR)	1Q 2024 (JAN – MAR)
Gross Profit Margin (Gross Profit/ sales):	57.0%	59.7%
Operating Income Margin (Operating Income/ sales):	32.5%	34.2%
EBT Margin (Profits before Income Taxes/ sales):	39.7%	42.3%
Net Income Margin (Profit after Taxes/ sales):	31.3%	34.9%

Consolidated sales in 1Q 2025 were $1,630 lower than in 1Q 2024.  OEM sales to PendoTECH were $1,476 lower, representing 91% of the decline. The decline in sales to PendoTECH in the first quarter represented 55% of the 2024-year total sales to PendoTECH. Excluding PendoTECH sales, domestic sales in 1Q 2025 were 9% higher, and sales outside the U.S. (OUS) were 14% lower in USD terms, compared to 1Q 2024.

Domestic sales in 1Q 2025 including PendoTECH were 10% lower and sales outside the U.S. (OUS) including PendoTECH were 20% lower, in USD terms, compared to 1Q 2024.  Using the same foreign currency exchange (FX) rates for sales not invoiced in USD, i.e. in “constant currency” terms, OUS sales were 19% lower. Although 30% of consolidated USD sales were invoiced in foreign currencies, the change in FX rates for OUS sales had a minor impact on period-to-period relative financial results. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1Q 2025 and 1Q 2024 follow:

	1Q 2025	1Q 2024	Change
GBP	1.261	1.267	(0.6%)
EUR	1.073	1.083	(0.9%)
AUD	0.628	0.658	(4.5%)
CAD	0.697	0.742	(6.0%)

The weighted-average negative impact on foreign currency sales was 1.4%, decreasing reported USD sales $43 relative to the same foreign currency sales in 1Q 2024.  In constant currency terms, total consolidated 1Q 2025 sales were $1,588 (14.0%) lower than in 1Q 2024.

UTMD’s 1Q 2025 Gross Profit at $5,538 was $1,227 lower than 1Q 2024 Gross Profit of $6,766.  The 18.1% lower Gross Profit was the result of 14.4% lower sales combined with a Gross Profit Margin (GPM), Gross Profit/ sales, almost three percentage points lower than in 1Q 2024. The lower GPM was due to manufacturing overhead costs which did not decline proportionally to the sales decline.

Consolidated Operating Income, which is Gross Profit less Operating Expense (OE), in 1Q 2025 at $3,154 (32.5% of sales) was only $730 lower than 1Q 2024 OI of $3,883 (34.2% of sales), despite the $1,227 lower Gross Profit. OE in 1Q 2025 were $498 lower than in 1Q 2024 primarily due to $437 lower litigation expenses, which are included in General and Administrative (G&A) portion of OE.  The other components of OE, Product Development (R&D) expenses and Sales & Marketing (S&M) expenses, were $112 lower and $88 higher than in 1Q 2024, respectively. The lower R&D expense was related to independent certification of UTMD’s own biopharma manufacturing pressure sensors in 1Q 2024.

Income Before Tax (EBT) had a higher percentage decline than Operating Income because net non-operating income in 1Q 2025 was $705 compared to $915 in 1Q 2024. The lower net non-operating income was due to lower interest earned on cash balances and an excise tax levied on share repurchases. Combining the $730 lower Operating Income with $210 lower net non-operating income yielded 1Q 2025 EBT $940 (19.6%) lower than in 1Q 2024. UTMD’s EBT Margin (EBT/ sales) was 39.7% in 1Q 2025 compared to 42.3% in 1Q 2024.

UTMD’s consolidated income tax provision rate in 1Q 2025 was 21.2% compared to 17.6% in 1Q 2024. An EBT mix difference with a greater share of consolidated EBT generated in the U.S., and an income tax true-up related to repatriation tax payments, caused the provision rate difference. The basic corporate income tax rate for the U.S. (including Utah) is 25.45% and for Ireland on EBT from exports is 12.5%. The higher income tax provision rate on top of the 19.6% lower EBT resulted in 1Q 2025 Net Income that was 23.1% lower than in 1Q 2024.

During the four calendar quarters following the end of 1Q 2024, UTMD repurchased 313,120 of its shares in the open market which resulted in 1Q 2025 EPS to only be 16.0% lower than 1Q 2024 despite 23.1% lower Net Income. There was no dilution from outstanding employee stock options for purposes of calculating diluted EPS in either 1Q 2025 or 1Q 2024.

UTMD’s March 31, 2025 Balance Sheet, in the absence of debt, remained strong.  Despite using $4.4 million in cash during 1Q 2025 to make share repurchases, pay stockholder dividends and purchase new equipment, UTMD’s March 31, 2025 cash equivalent balance of $83.3 million was slightly higher than the $83.0 million balance three months earlier at December 31, 2024.  Stockholders’ Equity also remained almost the same at $117 million at the end of 1Q 2025 from three months earlier despite the fact that dividends and share repurchases reduce Stockholders’ Equity. FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2025 and the end of 1Q 2024 follow:

	3/31/2025	3/31/2024	Change
GBP	1.289	1.263	2.1%
EUR	1.079	1.079	-
AUD	0.624	0.652	(4.4%)
CAD	0.695	0.739	(5.8%)

b)Revenues

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK, Canada, Australia and New Zealand, UTMD generally accepted orders directly from and shipped directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale during both 1Q 2025 and 1Q 2024.  UTMD may have separate discounted pricing agreements with a specific clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made. For existing customers, past actual shipment volumes typically determine the fixed price by part number for the next agreement period of one year. For new customers, the customer’s best estimate of volume is usually accepted by UTMD for determining the ensuing fixed prices for the agreement period. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure that the selling price is fixed prior to the acceptance of a specific customer order.

Total consolidated 1Q 2025 UTMD sales were $1,630 (14.4%) lower than in 1Q 2024. Constant currency sales were $1,588 (14.0%) lower. U.S. domestic sales were 9.8% lower and OUS sales were 19.8% lower. Because of the relatively short span of time, results for any given three-month period in comparison with a previous three-month period may not be indicative of comparative results for the year as a whole.

Domestic sales in 1Q 2025 were $5,583 compared to $6,192 in 1Q 2024.  The components of domestic sales include 1) “direct sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie device sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “Filshie device sales”, manufactured by Femcare and distributed in the U.S. by UTMD.

1)Direct sales, representing 70% of total domestic sales, were $406 (+11.6%) higher in 1Q 2025 than in 1Q 2024. This was primarily due to recovery of NICU device sales that were harmed in 1Q 2024 from continuing supply chain disruption for raw material components.

2)OEM sales, representing 11% of total domestic sales, were $993 (61.3%) lower. U.S. sales to UTMD’s largest OEM customer, PendoTECH, were $1,047 lower in 1Q 2025 compared to 1Q 2024.  All other U.S. OEM sales were $54 (+10.8%) higher.

3)Domestic Filshie device sales which were just $22 (2.0%) lower in 1Q 2025 compared to 1Q 2024 appear to have stabilized compared to recent previous period declines.

OUS sales in 1Q 2025 were $4,127 compared to $5,149 in 1Q 2024. OUS OEM sales to PendoTECH were $429 lower, representing almost half of the decline. In 1Q 2024, UTMD had enjoyed a sporadic Africa distributor order for ES components that did not repeat in 1Q 2025, representing another 25% of the OUS sales decline. OUS sales invoiced in GBP, EUR, AUD and CAD currencies were decreased $43 as a result of changes in FX rates, resulting primarily from a 6.0% weaker CAD and 4.5% weaker AUD.  In other words, constant currency OUS sales were $4,170, which was 11.7% lower than in 1Q 2024 excluding PendoTECH.  OUS sales invoiced in foreign currencies in 1Q 2025 were $2,944, which was 71% of OUS sales and 30% of total 1Q 2025 consolidated sales.  Foreign currency OUS sales in 1Q 2024 were $3,487, which was 68% of OUS sales and 31% of total 1Q 2024 consolidated sales.

The following table provides USD consolidated sales amounts divided into general product categories for total worldwide sales and the subset of OUS sales.  Sales to PendoTECH are included in the Blood Pressure Monitoring product category:

WW revenues (USD) by product category:

	1Q 2025%		1Q 2024%
Obstetrics	$ 1,025	11	$ 1,025	9
Gynecology/ Electrosurgery/ Urology	4,896	50	5,461	48
Neonatal	1,982	20	1,642	15
Blood Pressure Monitoring and Accessories*	1,807	19	3,212	28
Total:	$ 9,710	100	$ 11,340	100

OUS revenues (USD) by product category:

	1Q 2025%		1Q 2024%
Obstetrics	$ 193	5	$ 222	4
Gynecology/ Electrosurgery/ Urology	2,567	62	3,108	60
Neonatal	360	9	395	8
Blood Pressure Monitoring and Accessories*	1,007	24	1,424	28
Total:	$ 4,127	100	$ 5,149	100

*includes molded components sold to OEM customers.

c) Gross Profit

Gross Profit results from subtracting the costs of manufacturing products, including direct labor, raw materials and manufacturing overhead expenses, from revenues.  Manufacturing overhead expenses include supervision, engineering, quality assurance, outside services, depreciation of manufacturing equipment, purchasing and freight (including tariffs) for receiving raw materials from vendors. UTMD’s Gross Profit was $1,227 (18.1%) lower in 1Q 2025 than in 1Q 2024.  Gross Profit declined more than revenues due to lower absorption of manufacturing overhead costs which, because of their more fixed nature, were only 5.0% lower when sales were 14.4% lower.  Management expects revenues to be consistent with 1Q 2025 during the remainder of the year, so it has projected a similar percentage decline in its Gross Profit Margin for the year as a whole.

 d) Operating Income

Operating Income results from subtracting Operating Expenses (OE) from Gross Profit. OE are comprised of G&A expenses, S&M expenses and R&D expenses.  Consolidated OE were $2,385 in 1Q 2025 (24.6% of sales) compared to $2,882 in 1Q 2024 (25.4% of sales).  Ignoring the portion of OE that were litigation expenses and non-cash Identifiable Intangible Asset (IIA) amortization expense, OE in 1Q 2025 were $1,570 (16.2% of consolidated sales) compared to $1,628 (14.4% of sales) in 1Q 2024.  FX rate differences affecting OUS OE in USD terms in 1Q 2025 compared to 1Q 2024 were minor. All foreign currencies were slightly weaker which reduced 1Q 2025 OUS OE excluding the UK IIA expense just $7 in constant currency. A weaker GBP in 1Q 2025 compared to 1Q 2024 decreased IIA amortization expense also captured in the G&A category in the UK by less than $3.

Consolidated G&A expenses were $1,731 (17.8% of sales) in 1Q 2025 compared to $2,205 (19.4% of sales) in 1Q 2024. G&A expenses include litigation costs which were $314 in 1Q 2025 compared to $751 in 1Q 2024. G&A expenses in 1Q 2025 included $501 (5.2% of sales) of non-cash expense from the amortization of IIA resulting from the 2011 Femcare acquisition, which were $504 (4.4% of sales) in 1Q 2024. The decrease was the result of a weaker GBP as the Femcare GBP-denominated expense was the same in both periods. Excluding litigation costs and non-cash Filshie-related IIA amortization expenses, G&A expenses were $916 (9.4% of sales) in 1Q 2025 compared to $950 (8.4% of sales) in 1Q 2024. The change in FX rates decreased 1Q 2025 OUS G&A expenses by less than $8, comprised of decreasing IIA amortization expense by less than $3 and all other G&A expenses by $5.  UTMD’s Operating Income Margin excluding IIA amortization and litigation expense was 40.9% in 1Q 2025 compared to 45.3% in 1Q 2024.

S&M expenses were $500 (5.1% of sales) in 1Q 2025 compared to $412 (3.6% of sales) in 1Q 2024.  The change in FX rates decreased 1Q 2025 OUS S&M expenses by less than $3.  The $91 constant currency increase was due to increases in S&M salaries and medical costs for employees on board in both periods, and the timing of trade shows.

R&D expenses in 1Q 2025 were $155 (1.6% of sales) compared to $266 (2.3% of sales) in 1Q 2024.  There were no OUS R&D expenses. The decrease was primarily due to one-time testing and certification of materials required for biopharma sensor manufacturing in 1Q 2024.

In summary, Operating Income in 1Q 2025 was $3,154 (32.5% of sales) compared to $3,883 (34.2% of sales) in 1Q 2024.  The 1Q 2025 Operating Income Margin did not decline as much as the GPM due primarily to lower litigation expenses.

A summary comparison of (USD) consolidated Operating Expenses follows:

	1Q 2025	1Q 2024
S&M Expenses	$500	$412
R&D Expenses	155	266
G&A Expenses:
Femcare IIA amortization	501	504
Litigation Expense	314	750
All Other G&A Expenses	915	950
Total Operating Expenses:	$2,385	$2,882

e)  Non-operating expense/ Non-operating income

Net Non-operating expense, or net Non-operating income, results from the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income, royalties received from licensing the Company’s technology and other miscellaneous income.  Net Non-operating income in 1Q 2025 was $705 compared to $915 in 1Q 2024.  The primary difference was $153 lower interest income due to lower average cash balances in 1Q 2025 compared to 1Q 2024 with lower interest rates. In addition, in 1Q 2025 compared to 1Q 2024, UTMD accrued $32 higher excise tax Non-operating expense for share repurchases and received $20 lower Non-operating income from renting underutilized warehouse space in Ireland. UTMD realized a $2 loss in 1Q 2025 compared to a $1 loss at the end of 1Q 2024 from remeasurement of foreign currency bank balances.

f)Income Before Income Taxes (EBT)

EBT results from adding net Non-operating income or subtracting net Non-operating expense to or from Operating Income, as applicable. Consolidated 1Q 2025 EBT was $3,859 (39.7% of sales) compared to $4,798 (42.3% of sales) in 1Q 2024. The almost $940 (19.6%) lower 1Q 2025 EBT compared to 1Q 2024 was the result of $730 lower Operating Income combined with $210 lower Non-operating income.

The EBT of Utah Medical Products, Inc. in the U.S. was $3,546 in 1Q 2025 compared to $2,806 in 1Q 2024. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 1,393 in 1Q 2025 compared to EUR 1,640 in 1Q 2024. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP (663) in 1Q 2025 compared to GBP (101) in 1Q 2024. The 1Q 2025 EBT of Utah Medical Products Canada, Inc. was CAD 107 compared to CAD 66 in 1Q 2024.  The differences in the U.S. and UK EBT were accentuated by intercompany transfer of litigation expenses which did not affect consolidated results.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments. Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2025 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated EBITDA”) were $4,652 compared to $5,547 in 1Q 2024, which supports a year 2025 target of $18 million. Management believes that the 1Q 2025 operating performance provides a start that is consistent with achieving its financial performance projections for the calendar year 2025, as previously provided in its Year 2024 SEC 10-K Report. UTMD’s trailing twelve-month EBITDA as of March 31, 2025 was $18,957.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	1Q 2025	1Q 2024
EBT	$3,859	$4,798
Depreciation Expense	200	156
Femcare IIA Amortization Expense	501	504
Other Non-Cash Amortization Expense	8	10
Stock Option Compensation Expense	82	78
Interest Expense	-	-
Remeasured Foreign Currency Balances	2	1
UTMD non-US GAAP EBITDA:	$4,652	$5,547

g)Net Income

Net Income is EBT less a provision for income taxes worldwide.  Net Income in 1Q 2025 of $3,041 was 23.1% lower than the Net Income of $3,956 in 1Q 2024. UTMD’s Net Income Margin, Net Income divided by consolidated sales, was 31.3% in 1Q 2025 and 34.9% in 1Q 2024. The greater Net Income decline compared to 19.6% lower EBT was due to average consolidated income tax provision rates (as a % of EBT) in 1Q 2025 of 21.2% and 17.6% in 1Q 2024.  Although basic corporate income tax rates did not change, the consolidated income tax provision can vary from period-to-period depending on the portion of EBT in sovereignties with differing rates, and a periodic true-up when actual tax returns are filed.

h)  Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the weighted average number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).

EPS in 1Q 2025 at $0.919 were 16.0% lower than the $1.093 in 1Q 2024.  UTMD’s smaller decline in EPS relative to Net Income was a result of 307,920 fewer diluted shares used to calculate EPS in 1Q 2025 compared to 1Q 2024. Diluted shares were 3,310,248 in 1Q 2025 compared to 3,618,168 in 1Q 2024.  Outstanding shares were 3,280,889 at the end of 1Q 2025. The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares for shares which were repurchased during the quarter. There was no dilution from unexercised employee options in either 1Q 2025 or 1Q 2024 as the average option exercise prices were above the period-ending closing stock prices. The total number of outstanding unexercised employee and outside director options at March 31, 2025 was 97,779 at an average exercise price of $73.77, including shares awarded but not yet vested. This compares to 97,985 unexercised option shares at the end of 2024 at an average exercise price of $73.77/ share, including shares awarded but not vested.

Outstanding shares at the end of 1Q 2025 were 3,280,889 compared to 3,335,156 at the end of calendar year 2024 and 3,588,336 at the end of 1Q 2024. The difference in outstanding shares at the end of 1Q 2025 compared to the end of 2024 resulted from 54,267 shares repurchased in the open market, with no employee options exercised, during 1Q 2025.

As previously stated, UTMD repurchased 54,267 of its shares at an average price of $59.35 during 1Q 2025. Because of a time-weighted calculation, the full antidilution impact of the 1Q 2025 repurchases won’t be felt until 2Q 2025. There were 43,108 share repurchases in 1Q 2024 at an average price of $69.37. No options were awarded in 1Q 2025 or 1Q 2024. During the rest of 2024 after 1Q 2024, 14,600 option shares were awarded to 47 employees at an exercise price of $64.09. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders. UTMD’s closing share price at the end of 1Q 2025 was $56.04, down 9% from the $61.47 closing price at the end of 2024. The closing share price at the end of 1Q 2024 was $71.11.

UTMD paid $1,017 ($0.305/share) in cash dividends to stockholders in 1Q 2025. UTMD paid $1,089 ($0.300/share) in cash dividends to stockholders in 1Q 2024.

i) Return on Equity (ROE)

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated Stockholders’ Equity for the applicable time period. Annualized ROE (before stockholder dividends) in 1Q 2025 was 10% and in 1Q 2024 was 12%.  The lower ROE in 1Q 2025 was due to 23% lower Net Income divided by 8% lower average Stockholders’ Equity. Targeting a high ROE of 20% remains a key financial target for UTMD management.  ROE can be increased by increasing Net Income, and/or by reducing Stockholders’ Equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $4,464 in 1Q 2025 compared to $5,276 in 1Q 2024. Net Income provided $915 less to cash in 1Q 2025 than in 1Q 2024.  Other differences in cash provided during the two periods were a $277 higher source of cash from reduction in accounts receivable along with $61 lower decrease in prepaid expenses and $44 higher depreciation, offset by a $189 higher use of cash for accrued expenses and $51 for interest and other receivables.

Capital expenditures for property and equipment (PP&E) netting proceeds from disposal were $184 in 1Q 2025 compared to $(5) in 1Q 2024.  Depreciation of PP&E was $200 in 1Q 2025 compared to $156 in 1Q 2024 as improvements from previous capital expenditures were put into service.

Cash dividends paid to stockholders in 1Q 2025 were $1,017 compared to $1,089 in 1Q 2024, despite a $.005/ share higher dividend.  UTMD spent $3,221 in 1Q 2025 to repurchase 54,267 of its shares.  In 1Q 2024, UTMD spent $2,990 to repurchase 43,108 of its shares.

In 1Q 2025, there were no exercises of employee stock options.  In comparison, in 1Q 2024 UTMD received $96 and issued 1,919 shares of its stock upon the exercise of employee stock options. Option exercises in 1Q 2024 were at an average price of $50.15 per share.

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

k)Assets and Liabilities

UTMD’s March 31, 2025 Balance Sheet, in the absence of debt, continued to be strong.  At March 31, 2025 Cash and liquid Investments represented 68% of total consolidated assets, and Stockholders’ Equity represented 96% of Total Liabilities and Stockholders’ Equity which equals total consolidated assets.  At March 31, 2025 compared to three months earlier at the end of 2024, UTMD’s cash and investments balance increased $349 to $83.3 million from $83.0 million despite using $4,238 in cash for share repurchases and stockholder dividends. Compared to a year earlier at March 31, 2024, cash and investments declined just $10.5 million while the Company used $24.4 million in cash for share repurchases and stockholder dividends. Inventories declined $165 from the end of 2024, and $0.6 million from a year earlier. Working capital at the end of 1Q 2025 declined $499 from the end of 2024, and was $9.6 million lower than at March 31, 2024, primarily as a result of the decrease in cash. UTMD’s strong current ratio improved to 22.3 at March 31, 2025 from 19.6 at March 31, 2024.  The current ratio at the end of 2024 was 25.6. As a result of lower revenues, consolidated Accounts Receivable (net of allowances) decreased $151 at March 31, 2025 from the end of 2024, but increased $0.4 million compared to March 31, 2024.  On a rolling sales quarter basis, the aging of receivables was a healthy 36.6 days at the end of 1Q 2025 compared to 40.3 days at the end of 2024, and 28.5 days at the end of March 2024.

Net fixed assets at March 31, 2025 compared to December 31, 2024 increased $183 from $184 in capital expenditures offset by $200 in depreciation, and the impact of the period-to-period foreign currency exchange (FX) rates for assets OUS.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2025 and the end of 2024 follow:

	3/31/2025	12/31/2024	Change
GBP	1.289	1.252	3.0%
EUR	1.079	1.035	4.3%
AUD	0.624	0.618	0.8%
CAD	0.695	0.694	0.2%

At March 31, 2025, net Intangible Assets declined $270 to 13.2% of total consolidated assets from 13.4% on December 31, 2024, as a result of $509 in amortization offset by the FX rate impact of stronger ending currencies OUS.  The decline in net Intangible Assets in USD terms from a year earlier was $1.9 million.

A $567 increase in current liabilities at March 31, 2025 compared to December 31, 2024 was a result of a $349 increase in accrued liabilities and a $218 increase in accounts payable. But current liabilities at March 31, 2025 were $1.2 million lower from a year earlier. The current liability changes resulted from business activity fluctuations. Long-term liabilities at March 31, 2025 compared to December 31, 2024 declined $206 primarily as a result of a $110 reduction in the deferred tax liability for the Femcare Ltd GBP IIA to $494 from $604 at the end of 2024. The Femcare deferred tax liability was $986 a year earlier at March 31, 2024, and $9,084 on the date of the 2011 acquisition. This long-term liability will be fully amortized in March 2026.  Reduction of the deferred tax liability occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare Ltd IIA. There was also a 1Q 2025 $76 decline in deferred income taxes in the U.S. and Ireland. UTMD’s total debt ratio (total liabilities/total assets) as of March 31, 2025 was 4.5% compared to 4.2% as of December 31, 2024, and 5.7% on March 31, 2024.

As of March 31, 2025, Stockholders’ Equity (SE) declined $10.7 million compared to a year earlier at March 31, 2024 as a result of the $24.4 million combination of share repurchases and stockholder cash dividends paid during the last twelve months which reduce SE, offset by Net Income of $13.0 million. During 1Q 2025, SE remained about the same from the end of 2024 (only $380 lower) because of $3,041 1Q 2025 Net Income which increased SE, while the company paid $1,017 in dividends and repurchased $3,221 in stock, which reduce SE.

   l)  Management's Outlook

The first quarter of 2025 results were consistent with management projections for 2025 as described in UTMD’s 2024 Form SEC 10-K filed in March. The major projected change in 2025 financial results compared to 2024 primarily had to do with continuing to lose UTMD’s largest biopharma pressure sensor OEM customer, PendoTECH. In 1Q 2025 WW sales to this customer were $1.5 million lower than in 1Q 2024, accounting for 91% of the period-to-period quarterly revenue decline. The $1.5 million decline also represents 55% of total 2024 sales to PendoTECH. Given PendoTECH orders recently received, most of the projected PendoTECH decline for 2025 has already been realized.

Not included in the Company’s prior outlook, however, is a possible 2025 negative impact of geopolitical tariffs.  Although UTMD does import some components subject to U.S. tariffs which would dilute gross profit margins, the greater exposure is the impact of uncertain reciprocal tariffs imposed by the sovereignties of UTMD’s OUS customers.  For example, UTMD has two major distributors of its finished devices in China which have expressed an interest in postponing shipment of existing orders during 2Q 2025 totaling $0.8 million in sales.

Objectives for 2025 remain to

1)exploit UTMD’s pre-qualified status to market a line of high-pressure process control transducer configurations directly to biopharmaceutical manufacturers;

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

m)Accounting Policy Changes

None.

Forward-Looking Information.   This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by management based on information currently available.  When used in this document, the words “anticipate,” “believe,” “project,” “estimate,” “expect,” “intend”, “should” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties stated throughout the document.  Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.  Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and the Company assumes no obligation to update or disclose revisions to those estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .9264, .9661 and .9267 EUR per USD as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.  Exchange rates were .7756, .7987, and .7915 GBP per USD as of March 31, 2025, December 31, 2024 and March 31, 2024, respectively.  Exchange rates were 1.6038, 1.6172 and 1.5332 AUD per USD on March 31, 2025, December 31, 2024 and March 31, 2024, respectively.  Exchange rates were 1.4379, 1.4403, and 1.3539 CAD per USD on March 31, 2025, December 31, 2024, and March 31, 2024 respectively. UTMD manages its foreign currency risk without separate hedging transactions by invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2025. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

UTMD is a party from time to time in litigation incidental to its business. Presently, except for Filshie clip product liability lawsuits, there is no litigation or threatened litigation. The Company does not expect the outcome of the Filshie clip litigation will be material to consolidated financial results.

Item 1A.Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 1Q 2025.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
01/01/25 - 01/31/25	13,840	60.75	N/A	N/A
02/01/25 – 02/28/25	13,885	60.01	N/A	N/A
03/01/25 – 03/31/25	25,615	58.36	N/A	N/A
Total	53,340	59.41	N/A	N/A

1)None of the shares were purchased as part of a publicly announced plan and all were purchased on the open market.

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

Please see item 9) Subsequent Events in the Notes to Financial Statements for shares repurchased in April 2025.

Item 6.  Exhibits

Exhibit #	SEC Reference #	Title of Document

31.1	31	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	31	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	32	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	32	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	101 ins	XBRL Instance
101.sch	101.sch	XBRL Schema
101.cal	101.cal	XBRL Calculation
101.def	101.def	XBRL Definition
101.lab	101.lab	XBRL Label
101.pre	101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchanges Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        5/13/25                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        5/13/25                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer