Form 10-Q
period 2025-06-30
UTAH MEDICAL PRODUCTS INC
filed 2025-08-12
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 11, 2025: 3,205,723.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2025 AND DECEMBER 31, 2024
(in thousands)
	(unaudited)	(audited)
	JUNE 30, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash & investments	$82,179	$82,976
Accounts & other receivables, net	3,632	4,094
Inventories	8,233	8,812
Other current assets	331	448
Total current assets	94,375	96,330
Property and equipment, net	10,257	9,763
Goodwill	14,193	13,580
Other intangible assets	56,636	53,772
Other intangible assets - accumulated amortization	(54,659)	(50,907)
Other intangible assets, net	1,977	2,865
Total assets	$120,802	$122,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$737	$696
Accrued expenses	1,517	3,061
Total current liabilities	2,254	3,757
Deferred tax liability - Femcare IIA	389	603
Other long term liabilities	-	-
Operating lease liability	256	282
Deferred income taxes	370	469
Total liabilities	3,269	5,111

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued and outstanding - June 30, 2025, 3,216 shares and December 31, 2024, 3,335 shares	32	33
Accumulated other comprehensive loss	(9,362)	(11,908)
Additional paid-in capital	-	-
Retained earnings	126,863	129,302
Total stockholders' equity	117,533	117,427

Total liabilities and stockholders' equity	$120,802	$122,538
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales, net	$9,953	$10,400	$19,663	$21,740

Cost of goods sold	4,358	4,147	8,530	8,722
Gross profit	5,595	6,253	11,133	13,018

Operating expense
Selling, general and administrative	2,264	2,560	4,495	5,176
Research & development	135	255	289	521
Total operating expenses	2,399	2,815	4,784	5,697
Operating income	3,196	3,438	6,349	7,321

Other income	640	773	1,345	1,689
Income before provision for income taxes	3,836	4,211	7,694	9,010

Provision for income taxes	788	758	1,605	1,601
Net income	$3,048	$3,453	$6,089	$7,409

Earnings per common share (basic)	$0.94	$0.98	$1.86	$2.07

Earnings per common share (diluted)	$0.94	$0.98	$1.86	$2.07

Shares outstanding - basic	3,246	3,532	3,278	3,579

Shares outstanding - diluted	3,246	3,532	3,278	3,579

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$1,828	$(33)	$2,546	$(664)
Total comprehensive income	$4,876	$3,420	$8,635	$6,745

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024
(in thousands - unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,089	$7,409
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	405	327
Amortization	1,048	1,023
Provision for (recovery of) losses on accounts receivable	(7)	(6)
Amortization of Right-of-Use Assets	26	26
Deferred income taxes	(360)	(364)
Stock-based compensation expense	168	131
Tax benefit attributable to exercise of stock options	-	20
Changes in operating assets and liabilities:
Accounts receivable and other receivables	409	(297)
Inventories	908	441
Prepaid expenses and other current assets	145	45
Accounts payable	37	66
Accrued expenses	(1,531)	(783)
Total adjustments	1,248	629
Net cash provided by operating activities	7,337	8,038

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(235)	(132)
Intangible assets	-	(5)
Proceeds from sale of property and equipment	-	27
Net cash used in investing activities	(235)	(110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	-	390
Common stock purchased and retired	(6,708)	(9,393)
Payment of dividends	(2,018)	(2,170)
Net cash used in financing activities	(8,726)	(11,173)

Effect of exchange rate changes on cash	827	(404)
Net increase in cash and cash equivalents	(797)	(3,649)
Cash at beginning of period	82,976	92,868
Cash at end of period	$82,179	$89,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,327	$2,791
Cash paid during the period for interest	-	-
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months and Six Months Ended June 30, 2025 and 2024
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2024	3,335	$33	$-	$(11,908)	$129,302	$117,427
Stock option compensation expense	-	-	82	-	-	82
Common stock purchased and retired	(54)	(1)	(82)	-	(3,138)	(3,221)
Foreign currency translation adjustment	-	-	-	718	-	718
Common stock dividends	-	-	-	-	(1,001)	(1,001)
Net income	-	-	-	-	3,041	3,041
Balance at March 31, 2025	3,281	$33	$-	$(11,190)	$128,204	$117,047
Stock option compensation expense	-	-	86	-	-	86
Common stock purchased and retired	(65)	(1)	(86)	-	(3,402)	(3,488)
Foreign currency translation adjustment	-	-	-	1,828	-	1,828
Common stock dividends	-	-	-	-	(988)	(988)
Net income	-	-	-	-	3,048	3,048
Balance at June 30, 2025	3,216	$32	$-	$(9,362)	$126,862	$117,533

Balance at December 31, 2023	3,630	$36	$593	$(10,658)	$138,341	$128,313
Shares issued upon exercise of employee stock options for cash	2	-	96	-	-	96
Stock option compensation expense	-	-	79	-	-	79
Common stock purchased and retired	(43)	-	(769)	-	(2,221)	(2,990)
Foreign currency translation adjustment	-	-	-	(631)	-	(631)
Common stock dividends	-	-	-	-	(1,081)	(1,081)
Net income	-	-	-	-	3,956	3,956
Balance at March 31, 2024	3,588	$36	$-	$(11,289)	$138,995	$127,742
Shares issued upon exercise of employee stock options for cash	6	-	294	-	-	294
Stock option compensation expense	-	-	52	-	-	52
Common stock purchased and retired	(95)	(1)	(346)	-	(6,056)	(6,403)
Foreign currency translation adjustment	-	-	-	(33)	-	(33)
Common stock dividends	-	-	-	-	(1,052)	(1,052)
Net income	-	-	-	-	3,453	3,453
Balance at June 30, 2024	3,499	$35	$(0)	$(11,322)	$135,339	$124,052
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

(3)Inventories at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Finished goods	$971	$1,913
Work-in-process	1,407	1,414
Raw materials	5,855	5,485
Total	$8,233	$8,812

(4)Stock-Based Compensation. At June 30, 2025, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended June 30, 2025 and 2024, the Company recognized $86 and $52, respectively, in stock-based compensation expense.  In the six months ended June 30, 2025 and 2024, the Company recognized $168 and $131, respectively, in stock-based compensation expense.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2024 or June 30, 2025.

(6)  Global 2Q 2025 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$818	$207	$1,025
Gynecology/Electrosurgery/Urology	2,421	2,386	4,807
Neonatal	1,737	365	2,102
Blood Pressure Monitoring and Accessories	889	1,130	2,019
Total	$5,865	$4,088	$9,953

Global 1H 2025 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,650	$400	$2,050
Gynecology/Electrosurgery/Urology	4,751	4,952	9,703
Neonatal	3,358	726	4,084
Blood Pressure Monitoring and Accessories	1,689	2,137	3,826
Total	$11,448	$8,215	$19,663

(7) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock on June 30, 2025.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator
Net income	3,048	3,453	6,089	7,409

Denominator
Weighted average shares, basic	3,246	3,532	3,278	3,579
Dilutive effect of stock options	-	-	-	-
Diluted shares	3,246	3,532	3,278	3,579

Earnings per share, basic	0.94	0.98	1.86	2.07
Earnings per share, diluted	0.94	0.98	1.86	2.07

8) Segment Information.  The Company operates as one operating segment.  The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis.  The CODM uses consolidated gross profit margin, operating margin, and net income to assess financial performance and allocate resources.  These financial metrics are used by the CODM to make key operating decisions such as the allocation of budget between cost of sales, sales and marketing, research and development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the quarters ended June 30, 2025 and June 30, 2024:

	Quarter Ended June 30,
	2025	2024
Revenues	9,953	10,400
Less:
Standard cost of sales	3,763	3,307
Other cost of sales	595	840
Gross Profit	5,595	6,253
Gross Profit Margin	56.2%	60.1%
Sales & Marketing	525	546
Research & Development	135	254
Litigation Fees	284	637
Amortization	540	509
Other General & Administrative	915	869
Operating Income	3,196	3,438
Operating Income Margin	32.1%	33.1%
Other Income
Interest income	679	858
Other income (expense)	(40)	(85)
Income before income taxes	3,835	4,211
Provision for income taxes	787	758
Net Income	3,048	3,453

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements. After June 30, 2025 through August 11, 2025, the Company made additional repurchases of 10,178 shares of its stock in the open market for $567, at an average price of $55.67 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2024 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three- or six-month period in comparison with a previous three- or six-month period may not be indicative of comparative results for the year as a whole. Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in second calendar quarter (2Q) and first half (1H) 2025 compared to the same periods of 2024 were as follows:

	2Q 2025	2Q 2024	change	1H 2025	1H 2024	change
Net Sales	$9,953	$10,400	( 4.3%)	$19,663	$21,740	( 9.6%)
Gross Profit	5,595	6,253	(10.5%)	11,133	13,018	(14.5%)
Operating Income	3,196	3,438	( 7.1%)	6,349	7,321	(13.3%)
Income Before Tax	3,835	4,211	( 8.9%)	7,694	9,010	(14.6%)
Net Income (US GAAP)	3,048	3,453	(11.7%)	6,089	7,409	(17.8%)
Earnings per Diluted Share	$0.939	$0.978	( 4.0%)	$1.858	$2.070	(10.3%)

Consolidated total 2Q 2025 revenues were $447 (4.3%) lower than in 2Q 2024, with 1H 2025 revenues $2,077 (9.6%) lower than in 1H 2024.  The lower sales in comparison with the prior year’s periods were dominated by a continued decline in sales to PendoTECH, representing 71% of the 2Q decline and 86% of the 1H decline.

UTMD’s profit margins compared to those of the prior year’s same periods follow:

	2Q 2025 (Apr – Jun)	2Q 2024 (Apr – Jun)	1H 2025 (Jan – Jun)	1H 2024 (Jan – Jun)
Gross Profit Margin (Gross Profit/ sales):	56.2%	60.1%	56.6%	59.9%
Operating Income Margin (Operating Income/ sales):	32.1%	33.1%	32.3%	33.7%
Income B4 Tax Margin (Income Before Tax/ sales):	38.5%	40.5%	39.1%	41.4%
Net Income Margin (Net Income/ sales):	30.6%	33.2%	31.0%	34.1%

The 2Q percentage decline in consolidated revenues was less than for 1H primarily because the period-to-period decline in UTMD sales to its previously major biopharmaceutical OEM customer, PendoTECH, decreased from $511 in 2Q 2024 to $196 in 2Q 2025, and from $2,056 in 1H 2024 to $264 in 1H 2025.  Although the negative PendoTECH sales comparisons are bottoming out, looking forward to the rest of the year, UTMD expects 2H of 2025 PendoTECH sales will be about $200 lower than in 2H 2024.  This would result in sales to this OEM customer for the 2025 year as a whole to be about $2 million lower compared to year 2024, which is consistent with management’s projection provided at the beginning of 2025.

UTMD’s Gross Profit margin contracted more than expected in 2Q 2025 primarily as a result of lower sales than expected and an unfavorable product mix for UTMD’s Ireland operations. Sales of devices from Utah operations maintained Gross Profit margins consistent with the prior 1Q 2025, as well as for year 2024. Operating Income declined less than the Gross Profit decline due to $355 lower 2Q 2025 U.S. litigation costs compared to 2Q 2024, and $791 lower litigation costs than in 1H 2024, which costs are included in Operating Expenses per US GAAP, despite the negative impact of a weaker USD on Operating Expenses in Ireland and the UK.  Non-operating Income resulting from 2025 interest rates lower than in 2024 caused the period-to-period Income Before Tax (EBT) decline to be more than the Operating Income decline. Although a higher estimated average income tax provision rate helped to increase the percentage period-to-period declines in Net Income, share repurchases during 2Q 2025 and 1H 2025 helped to significantly mitigate the decline in Earnings Per Share (EPS) relative to Net Income.

UTMD’s June 30, 2025 Balance Sheet continued strong, with no debt. Ending Cash and Investments were $82.2 million compared to $83.0 million on December 31, 2024, after paying $2.0 million in cash dividends to stockholders, repurchasing $6.7 million of UTMD common stock, increasing non-cash working capital by $0.3 million (including reducing current liabilities by $1.5 million) and investing $0.2 million in capital expenditures during 1H 2025.

Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 2Q 2025 compared to the end of calendar year 2024 and the end of 2Q 2024 were

	6-30-25	12-31-24	Change	6-30-24	Change
GBP	1.37213	1.25209	9.6%	1.26371	8.6%
EUR	1.17706	1.03505	13.7%	1.07109	9.9%
AUD	0.65722	0.61834	6.3%	0.66742	(1.5%)
CAD	0.73422	0.69428	5.8%	0.73068	0.5%

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

2Q 2025 Sales

Total consolidated 2Q 2025 UTMD worldwide (WW) sales in USD terms were $9,953 compared to $10,400 in 2Q 2024.

Consistent with the projection in UTMD’s SEC 10-K Report at the beginning of the year, sales of biopharma pressure monitoring devices and accessories to UTMD’s previously largest OEM customer, PendoTECH, were $315 (61.7%) lower in 2Q 2025 compared to 2Q 2024.  Sales to PendoTECH were $196 in 2Q 2025 compared to $511 in 2Q 2024.

Despite the lower 2Q 2025 sales to PendoTECH, which were all domestic, aggregated 2Q 2025 domestic sales were $5,865 compared to $5,831 in 2Q 2024.

Domestic sales are invoiced in USD and obviously not subject to foreign currency conversion (FX) rate fluctuations. The components of domestic sales include 1) “direct non-Filshie device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “domestic Filshie device sales”. UTMD separates domestic Filshie device sales from other medical device sales direct to medical facilities because UTMD is simply a distributor for Femcare in the U.S.  The domestic sales increase was because 2Q 2025 sales of the Filshie Clip System in the U.S. were $1,107 compared to $1,021, 8% higher than in 2Q 2024, and 2Q 2025 direct domestic sales of other devices were $4,047 compared to $3,670, 10% higher than in 2Q 2024. U.S. Filshie direct sales were 19% of total domestic sales compared to 18% in 2Q 2024. Direct non-Filshie device sales represented 69% of total domestic sales compared to 63% in 2Q 2024.  In the remaining OEM domestic sales category, which includes PendoTECH, 2Q 2025 sales were $712 compared to $1,140 in 2Q 2024, 38% lower. Domestic OEM sales in 2Q 2025 were 12% of total domestic sales compared to 20% in 2Q 2024.

On the other hand, 2Q 2025 international sales to customers outside the U.S. (OUS), were lower than expected. Total OUS sales in 2Q 2025 were $4,088 compared to $4,569 in 2Q 2024. In 2Q 2025, 37% of OUS sales were direct to medical facilities located in Ireland, the UK, France, Canada, Australia and New Zealand, compared to 39% in 2Q 2024. OUS direct to end-user sales are invoiced in foreign currencies. Despite the help from a weaker USD compared to the EUR and GBP in translating shipments invoiced in foreign currencies, 2Q 2025 OUS direct sales by UTMD’s Ireland, UK, Australia and Canada subsidiaries were just $1,503 compared to $1,785 in 2Q 2024. Canadian medical facilities openly put pressure on Canada distributors to not purchase medical devices from the U.S. In USD terms, including the impact of FX rate differences, total direct to end-user sales were $282 (15.8%) lower overall, including 21.5% lower in Ireland, 22.5% lower in Canada, 5.4% lower in the UK, 39.8% lower in Australia/New Zealand and 17.2% lower in France.

The remaining $2,585 in OUS sales in 2Q 2025, which were $200 lower than in 2Q 2024, were to distributors in other countries. These sales included export sales from the U.S. to OUS distributors invoiced in USD, and shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland and the UK invoiced in EUR and

GBP. The timing of shipments to OUS distributors can cause significant fluctuations in quarterly comparisons since distributors tend to order larger quantities each time, in order to minimize transit and other logistical costs. The threat of reciprocal tariffs which have to be paid by distributors to their respective governments may have caused a pause for some. Although exports from Utah to OUS distributors invoiced in USD were $147 (+17.2%) higher, shipments from UTMD’s Ireland and the UK subsidiaries to OUS distributors were $347 (18%) lower. Shipments of blood pressure monitoring (BPM) kits from Ireland to UTMD’s largest BPM medical device distributor located in China were $93 higher, but Ireland shipments to OUS distributors of other devices were $441 lower.

The portion of OUS sales invoiced in foreign currencies in USD terms were 31% of total WW consolidated 2Q 2025 sales compared to 35% in 2Q 2024. The average USD FX rates increased 2Q 2025 total consolidated sales $173 for sales invoiced in foreign currencies. Actually, a stronger GBP and EUR together added $180. The CAD and AUD were weaker.  FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 2Q 2025 and 2Q 2024 for revenue purposes follow:

	2Q 2025	2Q 2024	Change
GBP	1.3368	1.2615	+6.0%
EUR	1.1569	1.0752	+7.6%
AUD	0.6394	0.6594	( 3.0%)
CAD	0.7227	0.7308	( 1.1%)

The $173 weighted average favorable impact on 2Q 2025 foreign currency OUS sales was 6.0%.  In constant currency terms, foreign currency sales in 2Q 2025 were 21.4% lower than in 2Q 2024. “Constant currency” sales means exchanging foreign currency sales into USD-denominated sales at the same FX rate as was in the previous period of time being compared.

1H 2025 Sales

Total consolidated 1H 2025 UTMD worldwide (WW) sales in USD terms were $19,663 compared to $21,740 in 1H 2024.

Consistent with the projection in UTMD’s SEC 10-K Report at the beginning of the year, sales of biopharma pressure monitoring devices and accessories to UTMD’s previously largest OEM customer, PendoTECH, were $1,791 (87.1%) lower in 1H 2025 compared to 1H 2024.  WW sales to PendoTECH were $265 in 1H 2025 (all in the U.S.) compared to $2,056 in 1H 2024 ($1,627 in the U.S. and $429 in Ireland).  Aggregated 1H 2025 domestic sales at $11,448 compared to $12,022 in 1H 2024 were $574 lower, despite the 1H $1,362 lower 2025 domestic sales to PendoTECH.  In other words, 1H 2025 domestic sales excluding PendoTECH were $11,184 compared to $10,396 in 1H 2024, 7.6% higher.

Domestic sales are invoiced in USD and obviously not subject to foreign currency conversion (FX) rate fluctuations. The components of domestic sales include 1) “direct non-Filshie device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “domestic Filshie device sales”. UTMD separates domestic Filshie device sales from other medical device sales direct to medical facilities because UTMD is simply a distributor for Femcare in the U.S.  The non-PendoTECH domestic sales increase was because 1H 2025 sales of the Filshie Clip System in the U.S. were $2,146 compared to $2,082, 3% higher than in 1H 2024, and 1H 2025 direct domestic sales of other devices were $7,962 compared to $7,180, 11% higher than in 1H 2024.  U.S. Filshie direct sales were 19% of total 1H 2025 domestic sales compared to 17% in 1H 2024. Direct non-Filshie device sales represented 70% of total domestic sales compared to 60% in 1H 2024.  In the remaining OEM domestic sales category, which includes PendoTECH, 1H 2025 sales were $1,340 compared to $2,760 in 1H 2024, 51% lower.  Domestic OEM sales in 1H 2025 were 12% of total domestic sales compared to 23% in 1H 2024.

On the other hand, 1H 2025 international sales to customers outside the U.S. (OUS), were lower than expected. Total OUS sales in 1H 2025 were 15.5% lower at $8,215 compared to $9,718 in 1H 2024. Excluding PendoTECH OUS sales which were in 1Q, 1H 2024 sales were $9,289.  So, OUS sales excluding PendoTECH in 1H 2025 were 11.6% lower than in 1H 2024.  In both 1H 2025 and 1H 2024, 37% of OUS sales were direct to medical facilities located in Ireland, the UK, France, Canada, Australia and New Zealand. OUS direct to end-user sales are invoiced in foreign currencies. Despite the help from a weaker USD compared to the EUR and GBP in translating shipments invoiced in foreign currencies, 1H 2025 OUS direct sales by UTMD’s Ireland, UK, Australia and Canada subsidiaries were $3,079 compared to $3,609 in 1H 2024. In USD terms, including the impact of FX rate differences, total direct to end-user sales were $530 (14.7%) lower overall, including 27.4% lower in Ireland, 22.1% lower in Canada, 6.6% lower in the UK, 20.6% lower in Australia/New Zealand and 21.4% lower in France.

The remaining $5,136 in OUS sales in 1H 2025, which were $973 lower than in 1H 2024, were to distributors in other countries. These sales included export sales from the U.S. to OUS distributors invoiced in USD, and shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland and the UK invoiced in EUR and GBP. The timing of shipments to OUS distributors can cause significant fluctuations in quarterly comparisons since distributors tend to order larger quantities each time, in order to minimize transit and other logistical costs. Exports from Utah to OUS distributors invoiced in USD were $69 (3.3%) lower.  Shipments from UTMD’s Ireland and the UK subsidiaries to OUS distributors were $904 (22.4%) lower. Shipments of blood pressure monitoring (BPM) kits from Ireland to UTMD’s largest BPM medical device distributor located in China were $71 higher, but Ireland shipments to OUS distributors of other devices were $964 lower.

The portion of OUS sales invoiced in foreign currencies in USD terms were 31% of total WW consolidated 1H 2025 sales compared to 33% in 1H 2024. The average USD FX rates increased 1H 2025 total consolidated sales $130 for sales invoiced in foreign currencies. Actually, a stronger GBP and EUR together added $160. The CAD and AUD were weaker.  FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1H 2025 and 1H 2024 for revenue purposes follow:

	1H 2025	1H 2024	Change
GBP	1.2977	1.2646	+2.6%
EUR	1.1155	1.0787	+3.4%
AUD	0.6329	0.6586	( 3.9%)
CAD	0.7094	0.7362	( 3.6%)

The $130 weighted average favorable impact on 1H 2025 foreign currency OUS sales was 2.2%.  In constant currency terms, foreign currency sales in 1H 2025 were 18.0% lower than in 1H 2024.

The following table provides USD-denominated sales amounts divided into general product categories for total revenues and the subset of OUS revenues:

Global revenues by product category:	2Q 2025	2Q 2024	1H 2025	1H 2024
Obstetrics	$ 1,025	$ 1,019	$ 2,050	$ 2,044
Gynecology/ Electrosurgery/ Urology	4,807	5,452	9,703	10,912
Neonatal	2,102	1,546	4,084	3,188
Blood Pressure Monitoring and Accessories*	2,019	2,383	3,826	5,596
Total:	$ 9,953	$10,400	$19,663	$21,740

OUS revenues by product category:

	2Q 2025	2Q 2024	1H 2025	1H 2024
Obstetrics	$ 207	$ 167	$ 400	$ 388
Gynecology/ Electrosurgery/ Urology	2,385	3,042	4,952	6,150
Neonatal	365	315	726	711
Blood Pressure Monitoring and Accessories*	1,131	1,045	2,137	2,469
Total:	$ 4,088	$ 4,569	$ 8,215	$ 9,718

*includes assemblies and molded components sold to OEM customers.

Comments on tariffs

Tariffs on materials received from OUS suppliers are included in manufacturing costs, i.e. reducing Gross Profit.  Although U.S. tariffs paid by UTMD on certain goods purchased from OUS suppliers have been minimal to date, i.e. $16 in 1H 2025 compared to $15 in 1H 2024, UTMD’s raw material suppliers in the U.S. continue to increase prices, in some cases citing “tariffs” that they paid on raw materials as justification. Although UTMD challenges this input, the second-level tariff cost impact hasn’t been quantifiable. Due to regulatory standards, UTMD can’t easily change suppliers as materials typically need to meet substantial validation for use in its medical devices.

However, the more significant potential negative impact on UTMD is “reciprocal tariffs” charged by other countries’ governments on goods sold by UTMD OUS.  These tariffs are paid by UTMD’s OUS distributors or direct customers, effectively potentially substantially increasing the prices that OUS distributors and customers have to pay for UTMD devices; therefore decreasing sales. Despite the fact that products may be manufactured in Ireland or the UK and not sold by UTMD in the U.S., recent experience is that foreign governments nevertheless consider the sales as from the U.S. subject to tariffs since the manufacturers, although OUS, are subsidiaries of a U.S. corporate entity. There have been some requested delays in shipments by OUS distributors in 2025 as a result of uncertainty about the timing of possible tariffs that they might have to pay, and don’t feel that they can afford it.

As stockholders know, as an example, UTMD’s largest distributor of BPM devices manufactured and sold by UTMD Ltd in Ireland is located in China. For the last 15 years, this distributor annually placed an order for the following year which was by agreement non-changeable and non-cancellable. Shipments to-date in 2025 from UTMD Ireland to China have been on plan, as ordered in late 2024, and $71 higher than in 1H 2024.  However, the distributor has recently requested possibly delaying the final $800 (at FX 1.12 USD/EUR) shipment in 2025 to 2026 due to “possible tariffs”.  If this should occur, UTMD’s projected year-end 2025 revenues of 5% less than in 2024 sales due to lower PendoTECH OEM demand, would be approximately 7% lower than in 2024 assuming that all else remains on plan.  In addition, UTMD’s Ireland Gross Profit margin would suffer as the resulting substantially lower 2H 2025 shipments would not allow the expected absorption of fixed manufacturing overhead costs.  Of course, this remains a highly uncertain event as a result of fluctuations in the tariff threat.

c)Gross Profit

Gross Profit results from subtracting the cost of goods sold, comprised of costs of production, manufacturing engineering, depreciation of equipment, maintenance and repairs, quality assurance including regulatory compliance, and purchasing including freight for receiving materials from suppliers, from revenues. The cost of goods sold is divided into three categories: direct labor, raw materials and manufacturing overhead (MOH).  Direct labor and raw materials are predominantly variable costs, i.e. vary directly with revenues.  MOH contains many fixed costs consistent with the Company’s infrastructure, for example, supervision and engineering personnel.

UTMD’s 2Q 2025 Gross Profit was $658 (10.5%) lower than in 2Q 2024. Gross Profit in 1H 2025 was $1,885 (14.5%) lower than in 1H 2024. The consolidated 2Q 2025 Gross Profit margin was 56.2% compared to 60.1% in 2Q 2024.  The 1H 2025 Gross Profit margin was 56.6% compared to 59.9% in 1H 2024.

The lower Gross Profit margins were primarily due to Ireland operations, as a result of an unfavorable product mix, lower sales which absorbed less fixed MOH costs, higher raw material costs and an increase in intercompany finished goods inventory manufactured in Ireland which required reserved gross profit. With absorption of MOH helped by higher direct sales, the average Gross Profit margin in the U.S. was consistent with past periods in 2024, and in the preceding 1Q 2025.

d) Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit.  Operating Expenses are comprised of Sales and Marketing (S&M) expenses, General and Administrative (G&A) expenses and Product Development (R&D) expenses.

Operating Income in 2Q 2025 of $3,196 was $242 (7.1%) lower compared to 2Q 2024 Operating Income of $3,438. The lower Operating Income was the result of $658 lower Gross Profit offset by $416 lower Operating Expense, as explained below. UTMD’s 2Q 2025 Operating Income margin (Operating Income as a percentage of sales) remained a healthy 32.1%.  Operating Income in 1H 2025 was $6,349 compared to $7,321 in 1H 2024, a decrease of $972 (13.3%), with a continuing healthy 1H 2025 Operating Income margin of 32.3%.  The lower Operating Income was the result of $1,885 lower Gross Profit offset by $913 lower Operating Expense, as described below.

The following table summarizes Operating Expenses in 2Q and 1H 2025 compared to the same periods in 2024 by Operating Expense (OE) category:

OE Category	2Q 2025	% of sales	2Q 2024	% of sales	1H 2025	% of sales	1H 2024	% of sales
S&M:	$524	5.3	$546	5.3	$1,024	5.2	$958	4.4
G&A:	1,740	17.5	2,014	19.4	3,470	17.6	4,219	19.4
R&D:	135	1.3	255	2.4	290	1.5	520	2.4
Total OE:	2,399	24.1	2,815	27.1	4,784	24.3	5,697	26.2

Because of lower S&M expenses in 2Q 2025 along with lower sales, S&M expenses as a percentage of sales remained the same.  In 1H 2025, higher expenses with lower sales increased S&M expenses as a percentage of sales to 5.2% from 4.4% in 1H 2024.

S&M Operating Expenses were $22 lower in 2Q 2025 and $66 higher in 1H 2025 compared to the same periods in 2024 respectively. UTMD in the U.S. is self-insured for its employee health plan. The lower S&M expenses in 2Q 2025 compared to 2Q 2024 can be explained primarily by a lower medical expense accrual. About two-thirds of the higher 1H S&M expenses were in the U.S., with increases spread about evenly among several categories: salaries and consulting fees, trade show expenses, fees paid to national distributors and lower recovered freight costs reimbursed by customers. The remaining third of the higher 1H 2025 S&M expenses was about evenly split between Ireland and Australia: salaries in Australia and recovered freight costs in Ireland. The impact of differences in FX rates on foreign subsidiary S&M expenses added $4 in 2Q 2025 and $2 in 1H 2025 (see below).

G&A expenses dominate UTMD’s total Operating Expense, largely because of non-cash expenses from the amortization of Identifiable Intangible Assets (IIA) associated with the Filshie Clip System and the expenses of current litigation in the U.S.  A segmentation of USD-denominated G&A expenses follows:

G&A Exp Category	2Q 2025	% of sales	2Q 2024	% of sales	1H 2025	% of sales	1H 2024	% of sales
IIA Amort- UK:	$531	5.3	$501	4.8	$1,032	5.2	$1,005	4.6
Other – UK:	189		173		379		360
U.S. Litigation	280	2.8	635	6.1	587	3.0	1,378	6.3
Other – US:	603	6.1	557	5.4	1,197	6.1	1,158	5.3
IRE:	88		92		172		186
AUS:	16		24		34		66
CAN:	33		32		69		66
Total G&A:	1,740	17.5	2,014	19.4	3,470	17.6	4,219	19.4

Total consolidated G&A expenses in 2Q 2025 were $274 lower, and in 1H 2025 were $749 lower than in the same periods in 2024.  The primary cause was lower U.S. litigation expenses - $355 lower in 2Q 2025 compared to 2Q 2024, and $791 lower in 1H 2025 compared to 1H 2024.  Offsetting the significant G&A expense reduction from lower litigation expenses, foreign currency G&A expenses expressed in USD were increased by FX rate differences by $46 in 2Q 2025 and $38 in 1H 2025.  In 2Q 2025, $30 of the $46 higher expense FX impact was the non-cash identifiable intangible asset (IIA) amortization–UK expense which resulted from the 2011 acquisition of Femcare. The IIA amortization expense in GBP was the same in both periods. Similarly, in 1H 2025, $27 of the $38 higher expense FX impact was the non-cash identifiable intangible asset (IIA) amortization–UK. As a side note, the Femcare IIA non-cash amortization expense, which has reduced Operating Income approximately $2 million per year since 2011, will be fully amortized in 1Q 2026. Other-US G&A expenses were $46 higher in 2Q 2025 compared to 2Q 2024, and $39 higher in 1H 2025 compared to 1H 2024. The 2Q 2025 $46 increase was due to $34 higher non-cash stock option expense along with increased independent financial auditor fees and other outside services.  The 1H 2025 $39 net higher Other-US G&A expenses were essentially due to $37 higher stock option expense, $24 higher accounting and other outside services, and $12 higher outside director fees offset by $32 lower salaries.  Other G&A expenses in the aggregate were similar in both 2025 and 2024 periods.

The differences in period-to-period R&D expenses were primarily due to the completion of independent validation of material composition of biopharma sensors. Since all R&D in 2025 was carried out in the U.S., there was no FX rate impact.

The impact of differing FX rates in 2025 and 2024 on Operating Expenses expressed in USD was minor. The AUD and CAD were slightly weaker, but the EUR and GBP stronger which helped increase foreign currency Operating Expense when converted to USD by a net $50 in 2Q 2025 and $40 in 1H 2025. The following table summarizes “constant currency” Operating Expenses in 2Q and 1H 2025 compared to the same periods in 2024 by OE category:

OE Category	2Q 2025 const FX	2Q 2024	1H 2025 const FX	1H 2024
S&M:	$520	$546	$1,022	$958
G&A:	1,694	2,014	3,432	4,219
R&D:	135	255	290	520
Total OE:	2,349	2,815	4,744	5,697

e)Non-operating expense/ Non-operating income

Non-operating expense includes bank fees and expenses from losses, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms.  Non-operating income includes 1) income from rent of underutilized property, 2) investment income (interest on cash balances), 3) royalties received from licensing the Company’s technology, and 4) income from gains, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms. Non-operating income or expense can also include gains or losses from the disposition of assets from time to time. Starting in 2024 for UTMD, there was a new excise tax included in Non-operating expenses: a stock repurchase excise tax included in the so-called “Inflation Reduction Act of 2022”. After the U.S. Treasury and IRS announced regulations governing the stock repurchase excise tax in 2Q 2024, UTMD began reporting the stock repurchase excise tax in its 2Q 2024 Non-operating expenses based on $9,393 in share repurchases made during 1H 2024. The excise tax on share repurchases in 2Q 2025 and 1H 2025 was $35 and $67 respectively.

Net non-operating income is Non-operating income minus Non-operating expense during a particular time period. Net Non-operating income in 2Q 2025 was $640 compared to $773 in 2Q 2024. Net Non-operating income in 1H 2025 was $1,345 compared to $1,688 in 1H 2024. With higher cash balances and higher interest rates in 2024, UTMD received approximately $332 more in 1H interest income compared to 1H 2025. Remeasured foreign currency balances generated about $8 less in net Non-operating income in 1H 2025 compared to 1H 2024.

f)Income Before Income Taxes (EBT)

Consolidated EBT results from adding net Non-operating income to Operating Income. Consolidated 2Q 2025 EBT was $3,835 (38.5% of sales) compared to $4,211 (40.5% of sales) in 2Q 2024. Consolidated 1H 2025 EBT was $7,694 (39.1% of sales) compared to $9,010 (41.4% of sales) in 1H 2024.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments. Management believes that this operating performance metric provides meaningful supplemental information to both management and investors and confirms UTMD’s ongoing excellent financial operating performance, as well as its ability to sustain performance during a challenging time.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2025 consolidated EBT excluding the remeasured bank balance currency gain or loss (“adjusted consolidated EBITDA”) was $4,671 (46.9% of sales) compared to $4,942 (47.5% of sales) in 2Q 2024.  Adjusted consolidated EBITDA was $9,323 (47.4% of sales) in 1H 2025 compared to $10,489 (48.3% of sales) in 1H 2024. The lower EBITDA in both 2Q and 1H 2025 was due to lower Gross Profit. Adjusted consolidated trailing twelve months’ (TTM) EBITDA was $18,686 as of June 30, 2025. Management’s beginning of year EBITDA target of $17-$18 million continues to look achievable.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	2Q 2025	2Q 2024	1H 2025	1H 2024
EBT	$3,835	$4,211	$7,694	$9,010
Depreciation Expense	206	172	405	327
Femcare IIA Amortization Expense	531	501	1,032	1,005

Other Non-Cash Amortization Expense	8	8	17	18
Stock Option Compensation Expense	86	52	168	130
Interest Expense	-	-	-	-
Remeasured Foreign Currency Balances	5	(2)	7	(1)
UTMD non-US GAAP EBITDA:	$4,671	$4,942	$9,323	$10,489

g)Net Income

Net Income is EBT minus a provision for income taxes.  Net Income in 2Q 2025 of $3,048 (30.6% of sales) was 11.7% lower than the Net Income of $3,453 (33.2% of sales) in 2Q 2024.  The $405 lower 2Q Net Income was due to $243 lower Operating Income combined with $133 lower net Non-operating income, and a higher estimated average income tax provision rate. The average consolidated income tax provision rate (as a % of the same period EBT) in 2Q 2025 was 20.5% compared to 18.0% in 2Q 2024.

Net Income in 1H 2025 of $6,089 (31.0% of sales) was 17.8% lower than the Net Income of $7,409 (34.1% of sales) in 1H 2024.  The $1,320 lower 1H 2025 Net Income was due to $972 lower Operating Income combined with $343 lower net Non-operating income, and a higher estimated average income tax provision rate. The average consolidated income tax provision rate (as a % of the same period EBT) in 1H 2025 was 20.9% compared to 17.8% in 1H 2024.

The consolidated income tax provision rate varies as the mix in taxable income among U.S. and foreign subsidiaries with differing income tax rates differs from period to period. The basic corporate income tax rates in each of the sovereignties were the same as in the prior year.

h)   Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Because the average exercise price of employee and director options was higher than the ending market price of the stock in both 2Q 2025 and 2Q 2024, as well as in 1H 2025 and 1H 2024, the number of shares added as a dilution factor in both years’ 2Q and 1H were zero.

Diluted EPS in 2Q 2025 were $0.939 compared to diluted EPS of $0.978 in 2Q 2024, a 4.0% decrease. Diluted EPS in 1H 2025 were $1.858 compared to diluted EPS of $2.070 in 1H 2024, a 10.3% decrease. The percentage decreases comparing 2Q and 1H 2025 EPS with the prior year’s same periods were substantially lower than the decreases in Net Income as a result of fewer diluted shares.

Diluted shares were 3,245,979 in 2Q 2025 compared to 3,531,572 in 2Q 2024.  Diluted shares were 3,277,936 in 1H 2025 compared to 3,579,435 in 1H 2024. The lower diluted shares in both periods of 2025 were the result of shares repurchased during 1H 2025. Because the average exercise price of employee options was higher than the ending market price of the stock in both 2Q 2025 and 2Q 2024, the number of shares added as a dilution factor in both 2Q 2025 and 2Q 2024 were zero. The same was true for both 1H 2025 and 1H 2024. The number of shares used for calculating EPS in both years was higher than period-ending outstanding shares because of a time-weighted calculation of average outstanding shares.

Outstanding shares at the end of 2Q 2025 were 3,215,901 compared to 3,335,156 at the end of calendar year 2024. The difference was due to 119,255 shares repurchased in 1H 2025. Shares repurchased in 2Q 2025 were 64,988 at an average price of $53.67.  Shares repurchased in 1H 2025 were 119,255, at an average price of $56.26.  The total cost of repurchasing shares in 1H 2025 was $6,709 plus a 1% excise tax. Outstanding shares one year earlier were 3,498,902 at the end of 2Q 2024. Outstanding shares at the end of calendar 2023 were 3,629,525. The total cost of repurchasing 421,216 shares in the six calendar quarters since the end of 2023 was $26,676 plus a 1% federal excise tax. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders.

The total number of outstanding unexercised employee and outside director options at June 30, 2025 was 97,685 at an average exercise price of $73.76, including shares awarded but not yet vested.  This compares to 73,497 unexercised option shares at the end of 2Q 2024 at an average exercise price of $77.01/ share, including shares awarded but not vested. No employee options have been awarded in 2025.  Non-qualified option awards totaling 24,600 shares were made to 47 employees and one director in November 2024 at an exercise price of $64.09.

i)Return on Equity (ROE)

ROE is the portion of Net Income retained by UTMD to internally finance its growth, pay dividends and make share repurchases divided by the average accumulated stockholders’ equity for the applicable time period.  Annualized ROE in 1H 2025 (before stockholder dividends) was 10% compared to 12% 1H 2024. The lower 2025 ROE was due to the 18% decline in 1H 2025 Net Income. Targeting a high ROE of 20% remains a financial objective for UTMD management.  An increase in average stockholders’ equity occurred even after reductions due to paying cash dividends to stockholders and repurchasing shares.

UTMD paid $1,001 ($0.305/share) in dividends to stockholders in 2Q 2025 compared to $1,081 ($0.300/ share) paid in 2Q 2024. The dividends paid to stockholders during 2Q 2025 were 33% of NI. UTMD paid $2,018 ($0.305/share) in dividends to stockholders in 1H 2025 compared to $2,170 ($0.300/ share) paid in 1H 2024. The dividends paid to stockholders during 1H 2025 were 33% of NI.

UTMD’s closing share price at the end of 2Q 2025 was $56.92 up 1.6% from the closing price of $56.04 at the end of 1Q 2025, and down 7.4% from the closing price of $61.47 at the end of 2024.  The closing share price one year ago at the end of 2Q 2024 was $66.81.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $7,337 in 1H 2025 compared to $8,038 in 1H 2024. The $701 lower increase in cash provided by operating activities included $1,320 lower Net Income in 1H 2025 along with a $748 increased use of cash to decrease accrued expenses. The lower contributions to or use of cash were offset by $409 cash provided by lower accounts receivable compared to $351 higher accounts receivable in 1H 2024, and a $466 greater decrease in inventories than in the prior year.

Capital expenditures for property and equipment (PP&E) were $235 in 1H 2025 compared to $132 in 1H 2024. The amount invested in 1H 2025 was $171 less than depreciation expense. Depreciation of PP&E was $405 in 1H 2025 compared to $327 in 1H 2024, as new equipment was placed in service for biopharma sensor manufacturing.

UTMD made cash dividend payments to stockholders of $2,018 in 1H 2025 compared to $2,170 in 1H 2024.  The difference was due to 1.7% higher dividends paid per share than in the previous year, offset by 8.5% lower number of shares due to share repurchases.

In 1H 2025, there were no employee or director option exercises.  In 1H 2024, UTMD received $390 and issued 7,592 shares of its stock upon the exercise of employee stock options. Option exercises in 1H 2024 were at an average price of $51.39 per share.

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

k)Assets and Liabilities

At June 30, 2025, UTMD’s cash and investments decreased $797 to $82,179 from $82,976 at the end of 2024 as a result of using $8,727 in cash repurchasing UTMD stock and paying shareholder dividends, offset by 1H 2025 Net Income of $6,089.  The $1,841 higher cash difference resulted primarily from $579 lower inventories and $463 lower accounts receivable. At June 30, 2025, net Intangible Assets were 13.4% of total consolidated assets compared to 13.5% on December 31, 2024 despite Femcare intangible assets in the UK being valued 9.6% higher as a result of a stronger GBP and total assets being 1% lower. UTMD’s strong 41.9 current ratio at June 30, 2025 was higher than the 25.6 current ratio at December 31, 2024 despite 2% lower current assets, as a result of a 36% decline in accrued liabilities and the final elimination of repatriation tax payable under the 2017 TCJA. The average age of trade receivables was 33 days from date of invoice at June 30, 2025 compared to 40 days at December 31, 2024 based on the most recent calendar quarter of sales. Average inventory turns improved to 2.1 in 2Q 2025 compared to 2.0 for the last quarter of 2024 due to a $579 inventory reduction despite lower sales activity.  Both inventory turn numbers after extra safety stocks of raw materials acquired during the COVID pandemic are below management targets.

June 30, 2025 total consolidated assets were $120,802, a decrease of $1,736 from December 31, 2024. Current assets were $1,956 lower than at December 31, 2024 because of the $797 decrease in cash, $463 decrease in receivables and $579 decrease in inventories.  Net fixed assets (property, plant and equipment) in Utah increased $10 as new acquisitions slightly exceeded depreciation. OUS subsidiary net fixed assets increased $485 despite depreciation which exceeded new acquisitions because of higher FX rates for foreign currency-valued assets in Ireland, the UK, Australia and Canada.

For clarity, the net book value of consolidated property, plant and equipment increased $495 at June 30, 2025 from the end of 2024 due to the net effect on OUS asset values of period-ending changed FX rates, $235 in new asset purchases minus $405 in depreciation.

June 30, 2025 net intangible assets (goodwill plus other intangible assets) declined $275 from the end of 2024 as a result of $1,048 in amortization and a 9.6% stronger GBP/USD FX rate on UK intangible asset balances. At June 30, 2025, net intangible assets including goodwill were 13% of total consolidated assets compared to 13% at year-end 2024 and 13% at June 30, 2024.

Working capital (current assets minus current liabilities) was $92,120 at June 30, 2025 compared to $92,574 at December 31, 2024. Cash balances were 89% of the June 30, 2025 working capital. Current assets at June 30, 2025 compared to December 31, 2024 were $1,956 lower as the result of the $797 decrease in cash combined with a $579 decrease in inventories and a $463 decrease in total receivables. Current liabilities were $1,502 lower at June 30, 2025 compared to December 31, 2024 as the result of a $845 decrease in accrued liabilities and elimination of a $698 remaining repatriation tax payable.  The $845 lower accrued liabilities resulted mainly from a $405 lower estimated income taxes liability, a $284 lower employee profit-sharing bonus accrual at mid-year 2025 compared to the end-of-year 2024 accrual and a $127 lower excise tax liability for share repurchases at mid-year 2025 compared to the end-of-year 2024. Management believes that UTMD’s working capital remains more than sufficient to meet operating needs, new capital expenditures, projected cash dividend payments to stockholders and continued share repurchases.

June 30, 2025 total consolidated liabilities were $3,269, a decline of $1,842 from December 31, 2024. Current liabilities were $1,502 lower than at December 31, 2024. Long term liabilities were $339 lower, including the deferred tax liability balance resulting from non-tax deductible Femcare IIA amortization expense being $215 lower.

The deferred tax liability balance for Femcare IIA ($9,084 on the date of the acquisition), was $389 at June 30, 2025 compared to $604 at December 31, 2024 and $860 at June 30, 2024. Reduction of the deferred tax liability occurs as the book/tax difference of amortization is eliminated over the remaining useful life of the Femcare IIA, i.e. as Femcare pays its taxes in the UK without the benefit of a deduction for IIA amortization expense.

UTMD’s total debt ratio (total liabilities/ total assets) at June 30, 2025 was 2.7%, at December 31, 2024 was 4.2%, and at June 30, 2024 was 4.6%.

l) Management's Outlook

As outlined in its December 31, 2024 SEC 10-K report, UTMD’s plan for 2025 remains to

1)exploit its pre-qualified status to market a line of high-pressure process control transducer configurations directly to biopharmaceutical manufacturers;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD). The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8496, .9661 and .9336 EUR per USD as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively.  Exchange rates were .7288, .7987 and .7913 GBP per USD as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively.  Exchange rates were 1.5216, 1.6172 and 1.4983 AUD per USD on June 30, 2025, December 31, 2024 and June 30, 2024, respectively.  Exchange rates were 1.3620, 1.4403, and 1.3686 CAD per USD on June 30, 2025, December 31, 2024 and June 30, 2024, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and/or by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2025. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

UTMD is a party from time to time in litigation incidental to its business. Presently, except for Filshie clip product liability lawsuits still in discovery, there is no litigation. The Company does not expect the outcome of the Filshie clip litigation will be material to consolidated financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 2Q 2025.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
04/01/25 – 04/30/25	32,679	53.67	N/A	N/A
05/01/25 – 05/31/25	1,053	53.45	N/A	N/A
06/01/25 – 06/30/25	31,256	53.68	N/A	N/A
Total	64,988	53.67	N/A	N/A

1)None of the shares were purchased as part of a publicly announced plan and all were purchased on the open market.

2)The total number of shares repurchased to-date in 2025 through August 11 was 129,433 at an average cost of $56.21/ share, approximately 4% of year-end 2024 outstanding shares.

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

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        8/12/25                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        8/12/25                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer