Form 10-Q
period 2025-09-30
UTAH MEDICAL PRODUCTS INC
filed 2025-11-14
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 10, 2025: 3,203,672.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2025 AND DECEMBER 31, 2024
(in thousands)
	(unaudited)	(audited)
	SEPTEMBER 30, 2025	DECEMBER 31, 2024
ASSETS
Current assets:
Cash & investments	$84,267	$82,976
Accounts & other receivables, net	3,725	4,094
Inventories	8,118	8,812
Other current assets	422	448
Total current assets	96,532	96,330
Property and equipment, net	10,000	9,763
Goodwill	14,051	13,580
Other intangible assets	55,948	53,772
Other intangible assets - accumulated amortization	(54,556)	(50,907)
Other intangible assets, net	1,392	2,865
Total assets	$121,975	$122,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$768	$696
Accrued expenses	2,243	3,061
Total current liabilities	3,011	3,757
Deferred tax liability - Femcare IIA	248	603
Operating lease liability	241	282
Deferred income taxes	223	469
Total liabilities	3,723	5,111

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued - September 30, 2025, 3,204 shares and December 31, 2024, 3,335 shares	32	33
Accumulated other comprehensive income (loss)	(9,738)	(11,908)
Additional paid-in capital	-	-
Retained earnings	127,958	129,302
Total stockholders' equity	118,252	117,427

Total liabilities and stockholders' equity	$121,975	$122,538
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024
(in thousands, except per share amounts - unaudited)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2025	2024	2025	2024
Sales, net	$9,812	$10,005	$29,475	$31,745

Cost of goods sold	4,208	4,203	12,738	12,925
Gross profit	5,604	5,802	16,737	18,820

Operating expense
Selling, general and administrative	2,826	2,287	7,320	7,464
Research & development	167	172	456	692
Total operating expense	2,993	2,459	7,776	8,156
Operating income	2,611	3,343	8,961	10,664

Other income	698	836	2,043	2,524
Income before provision for income taxes	3,309	4,179	11,004	13,188

Provision for income taxes	678	616	2,284	2,216
Net income	$2,631	$3,563	$8,720	$10,972

Earnings per common share (basic)	$0.82	$1.02	$2.68	$3.10

Earnings per common share (diluted)	$0.82	$1.02	$2.68	$3.10

Shares outstanding - basic	3,207	3,478	3,254	3,542

Shares outstanding - diluted	3,207	3,478	3,254	3,542
Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$(376)	$1,432	$2,170	$769
Total comprehensive income	$2,255	$4,995	$10,890	$11,741

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024
(in thousands - unaudited)
	SEPTEMBER 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,720	$10,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	614	530
Amortization	1,593	1,548
Provision for (recovery of) losses on accounts receivable	395	(6)
Amortization of right of use assets	41	38
Deferred income taxes	(641)	(417)
Stock-based compensation expense	262	184
Tax benefit attributable to exercise of stock options	-	20
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(97)	(306)
Inventories	1,009	508
Prepaid expenses and other current assets	52	54
Accounts payable	69	229
Accrued expenses	(802)	(1,460)
Total adjustments	2,495	922
Net cash provided by operating activities	11,215	11,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(262)	(221)
Intangible assets	-	(5)
Proceeds from sale of:
Property and equipment	-	27
Net cash used in investing activities	(262)	(199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	-	390
Common stock purchased and retired	(7,361)	(13,259)
Payment of dividends	(3,006)	(3,222)
Net cash used in financing activities	(10,367)	(16,091)

Effect of exchange rate changes on cash	705	(20)

Net increase/(decrease) in cash and cash equivalents	1,291	(4,416)

Cash at beginning of period	82,976	92,868

Cash at end of period	$84,267	$88,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,852	$3,713
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2025 and 2024
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2025	3,216	$32	$-	$(9,362)	$126,862	$117,533
Stock option compensation expense	-	-	95	-	-	95
Common stock purchased and retired	(12)	-	(95)	-	(558)	(653)
Foreign currency translation adjustment	-	-	-	(376)	-	(376)
Common stock dividends	-	-	-	-	(977)	(977)
Net income	-	-	-	-	2,631	2,631
Balance at September 30, 2025	3,204	$32	$-	$(9,738)	$127,958	$118,252

Balance at December 31, 2024	3,335	$33	$-	$(11,908)	$129,302	$117,427
Stock option compensation expense	-	-	262	-	-	262
Common stock purchased and retired	(131)	(1)	(262)	-	(7,098)	(7,361)
Foreign currency translation adjustment	-	-	-	2,170	-	2,170
Common stock dividends	-	-	-	-	(2,966)	(2,966)
Net income	-	-	-	-	8,720	8,720
Balance at September 30, 2025	3,204	$32	$-	$(9,738)	$127,958	$118,252

Balance at June 30, 2024	3,499	$35	$-	$(11,322)	$135,339	$124,052
Shares issued upon exercise of employee stock options for cash	-	-	-	-	-	-
Stock option compensation expense	-	-	53	-	-	53
Common stock purchased and retired	(58)	(1)	(53)	-	(3,812)	(3,866)
Foreign currency translation adjustment	-	-	-	1,432	-	1,432
Common stock dividends	-	-	-	-	(1,038)	(1,038)
Net income	-	-	-	-	3,563	3,563
Balance at September 30, 2024	3,441	$34	$-	$(9,890)	$134,053	$124,197

Balance at December 31, 2023	3,630	$36	$593	$(10,658)	$138,341	$128,313
Shares issued upon exercise of employee stock options for cash	8	-	390	-	-	390
Stock option compensation expense	-	-	184	-	-	184
Common stock purchased and retired	(197)	(2)	(1,168)	-	(12,090)	(13,259)
Foreign currency translation adjustment	-	-	-	769	-	769
Common stock dividends	-	-	-	-	(3,171)	(3,171)
Net income	-	-	-	-	10,972	10,972
Balance at September 30, 2024	3,441	$34	$-	$(9,890)	$134,053	$124,197

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

(3)Inventories at September 30, 2025, and December 31, 2024, consisted of the following:

	September 30,	December 31,
	2025	2024
Finished goods	$1,224	$1,913
Work-in-process	1,606	1,414
Raw materials	5,288	5,485
Total	$8,118	$8,812

(4)Stock-Based Compensation. At September 30, 2025, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2025, and 2024, the Company recognized $95 and $53, respectively, in stock-based compensation cost.  In the nine months ended September 30, 2025, and 2024, the Company recognized $262 and $184, respectively, in stock-based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2024, or September 30, 2025.

(6) Global 3Q 2025 revenues (USD) by product category:

	Domestic	Outside US	Total
Labor & Delivery	$869	$170	$1,039
Gynecology/Electrosurgery/Urology	2,521	2,433	4,954
Neonatal	1,622	554	2,176
Blood Pressure Monitoring and Accessories*	847	796	1,643
Total:	$5,859	$3,953	$9,812

Global 9M 2025 revenues (USD) by product category:

		Domestic	Outside US	Total
Labor & Delivery		$2,519	$570	$3,089
Gynecology/Electrosurgery/Urology		7,272	7,384	14,656
Neonatal		4,981	1,280	6,261
Blood Pressure Monitoring and Accessories*		2,536	2,933	5,469
Total	:	$17,308	$12,167	$29,475

*includes assemblies and molded components sold to OEM customers.

(7) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 3rd quarter 2025.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share: (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator
Net income	2,631	3,563	8,720	10,972

Denominator
Weighted average shares, basic	3,207	3,478	3,254	3,542
Dilutive effect of stock options	-	-	-	-
Diluted shares	3,207	3,478	3,254	3,542

Earnings per share, basic	0.82	1.02	2.68	3.10
Earnings per share, diluted	0.82	1.02	2.68	3.10

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

The following table presents selected financial information with respect to the Company’s single operating segment for the quarters ended September 30, 2025 and September 30, 2024:

	Quarter Ended September 30,
	2025	2024
Revenues	9,812	10,005
Less:
Standard cost of sales	3,359	3,456
Other cost of sales	849	747
Gross Profit	5,604	5,802
Gross Profit Margin	57.1%	58.0%

Sales & Marketing	516	437
Research & Development	167	171
Litigation Fees	384	426
Amortization	544	525
Other General & Administrative	1,382	900
Operating Income	2,611	3,343
Operating Income Margin	26.6%	33.4%
Other Income
Interest income	719	872
Other income (expense)	(21)	(36)
Income before income taxes	3,309	4,179
Provision for income taxes	678	615
Net Income	2,631	3,564

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements. After September 30, 2025 through November 10, 2025, the Company made additional repurchases of 500 shares of its stock in the open market for $29, at a price of $57.90 per share.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2024, provided a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three-month period in comparison with a previous three-month period may not be indicative of comparative results for the year as a whole.

Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; A$ or AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in 3Q and 9M 2025 compared to the same periods of 2024 were as follows:

	3Q 2025	3Q 2024	Change	9M 2025	9M 2024	Change
Net Sales	$ 9,812	$10,005	( 1.9%)	$ 29,475	$31,745	( 7.2%)
Gross Profit	5,604	5,802	( 3.4%)	16,737	18,820	(11.1%)
Operating Income	2,611	3,343	(21.9%)	8,961	10,664	(16.0%)
Income Before Tax	3,309	4,179	(20.8%)	11,004	13,189	(16.6%)
Net Income (NI)	2,631	3,564	(26.2%)	8,720	10,972	(20.5%)
Earnings per Diluted Share (EPS)	0.820	1.025	(19.9%)	2.680	3.098	(13.5%)

UTMD’s 3Q 2025 financial performance was unusually affected by foreign trade events: i.e., the cancellation or possible delay of “non-changeable/non-cancellable orders” by two outside the U.S. (OUS) distributors.  Payment terms for these distributors in the past have been full payment prior to shipment of ordered devices in order to eliminate risk of uncollectible receivables. So, non-prepayment as a practical matter canceled or changed the previously agreed upon non-changeable/non-cancellable orders.  As a result, UTMD lost $976 in 3Q 2025 shipments and $581 in 3Q 2025 revenues. The lower loss of revenues was due to a EUR 360 cancellation fee invoiced UTMD’s China distributor for Ireland finished goods, work-in-process and custom raw materials which cannot be used for other customers.  However, since it appears that the China distributor’s silence may leave UTMD holding the bag on inventory produced and/or acquired in good faith to complete the cancelled 2025 annual order, in order to report financial results conservatively, UTMD reserved an additional $395 in 3Q 2025 bad debt expense (G&A expense category) which reduced 3Q 2025 operating income by that amount. Although UTMD has enjoyed supplying its devices to the China distributor for more than two decades, if the cancellation fee is not paid, it is unlikely that there will be a future business relationship.

In quick summary, an unexpected loss of $581 in revenues (which helped reduce Ireland’s gross profit margin by lower absorption of fixed manufacturing overhead expense), and an additional $395 reduction in operating income (from bad debt reserve) occurred in 3Q 2025.

In total, Worldwide (WW) consolidated sales in 3Q 2025 were $193 lower than in 3Q 2024, and were 2,270 lower in year-to-date (9M) 2025 compared to 9M 2024. Sales to UTMD’s China distributor noted above were $395 (cancellation fee) in 3Q 2025 compared to $781 in 3Q 2024, and $2,054 in 9M 2025 compared to $2,368 in 9M 2024.  The negative sales trend from UTMD’s previous major OEM customer, PendoTECH, continued in 3Q 2025 but has almost bottomed out. Sales to PendoTECH WW were $96 in 3Q 2025 compared to $290 in 3Q 2024, and $360 in 9M 2025 compared to $2,346 in 9M 2024.  In other words, sales to those two customers were $581 lower in 3Q 2025 compared to 3Q 2024, and $2,300 lower in 9M 2025 compared to 9M 2024, exceeding the aggregate change in UTMD’s applicable period revenues.

Sales invoiced in foreign currencies represented 29% of total WW consolidated 3Q 2025 sales (when expressed in USD) and 30% of 9M 2025 total WW consolidated sales. Constant currency sales, U.S. dollar sales using the same foreign currency exchange (FX) rates as in the prior year’s same periods, were $114 higher in 3Q 2025 as a result of a stronger EUR and GBP compared to 3Q 2024, and $244 higher for 9M 2025.

Profit margins in 3Q and 9M 2025 compared to 3Q and 9M 2024 follow:

	3Q 2025 (Jul – Sep)	3Q 2024 (Jul – Sep)	9M 2025 (Jan – Sep)	9M 2024 (Jan – Sep)
Gross Profit Margin (GP/ sales):	57.1%	58.0%	56.8%	59.3%
Operating Income Margin (OI/ sales):	26.6%	33.4%	30.4%	33.6%
EBT Margin (EBT/ sales):	33.7%	41.8%	37.3%	41.5%
Net Income Margin (NI/ sales):	26.8%	35.6%	29.6%	34.6%

EBT = Income Before Taxes = (Operating Income + Non-Operating Income)

In 3Q and 9M 2025, UTMD’s GP Margin (GPM) was reduced by planned higher manufacturing overhead costs with lower absorption as a result of lower sales.

Compared to the prior year, Operating Income margins in 2025 declined as a result of a lower GPM combined with higher operating expenses and lower sales.  Excluding litigation expenses and non-cash amortization expense for the amortization of identifiable intangible assets (IIA) resulting from UTMD’s 2011 purchase of Femcare, both of which are included in General & Administrative (G&A) expenses, the following table compares consolidated WW Operating Expenses for 3Q 2025 and 9M 2025 with the same periods in 2024:

WW Operating Expense*	3Q 2025	3Q 2024	9M 2025	9M 2024
Expense [000 $]	$2,073	$1,516	$5,226	$4,821
Percent of Revenues	21.1%	15.2%	17.7%	15.2%

*Excluding litigation expense and UK IIA amortization expense

The major difference in the table above was a $395 3Q 2025 charge to UTMD’s bad debt reserve for cancellation fees invoiced UTMD’s China distributor for cancelling a noncancellable order in 3Q 2025 for which UTMD had already incurred substantial costs. In addition, a stronger EUR and GBP, converting OUS subsidiary foreign currency operating expenses, added $28 to 3Q 2025 operating expenses and $68 to 9M 2025 operating expenses relative to what those expenses would have been using the 2024 periods’ foreign currency exchange (FX) rates.

Litigation Expense	3Q 2025	3Q 2024	9M 2025	9M 2024
Expense [000 $]	$ 384	$ 426	$ 983	$1,813
Percent of Revenues	3.9%	4.3%	3.3%	5.7%

UK IIA Amort Expense	3Q 2025	3Q 2024	9M 2025	9M 2024
Expense [000 GBP]	£ 397	£ 397	£1,192	£1,192
Expense [000 $]	$ 536	$ 517	$1,568	$1,522
Percent of Revenues	5.5%	5.2%	5.3%	4.8%

The same GBP IIA amortization expenses in both years’ periods, but a greater dilution in the 2025 periods’ Operating Income margin due to a stronger GBP and lower revenues.

EBT in 2025 compared to 2024 was lower because of the lower Operating Income combined with lower Non-operating Income. With lower interest rates on lower cash balances due to share repurchases in 2025, non-operating income was $698 in 3Q 2025 compared to $836 in 3Q 2024, and $2,043 in 9M 2025 compared to $2,524 in 9M 2024.

Net Income margins were further reduced by higher income tax provision rates in 2025 relative to 2024. Earnings Per Share (EPS) in 3Q 2025 were only 20% lower than in 3Q 2024 when Net Income was 26% lower, and only 13% lower in 9M 2025 than in 9M 2024 when Net Income was 21% lower, due to share repurchases. Additional income statement details are provided later in this report.

UTMD’s September 30, 2025 Balance Sheet was stronger than at the end of 2024 with a higher current ratio, lower total liabilities and higher stockholders’ equity, despite the lower sales and earnings, 9M 2025 cash payments of $3,006 in dividends to stockholders and use of $7,361 to repurchase UTMD shares. The 3Q 2025 ending share price increased $1.50 (+2.4%) from the end of 2024.

Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 3Q 2025 compared to the end of calendar year 2024 and the end of 3Q 2024 follow:

	9-30-25	12-31-24	Change	9-30-24	Change
GBP	1.34420	1.25209	7.4%	1.33958	0.3%
EUR	1.17331	1.03505	13.4%	1.11429	5.3%
AUD	0.66127	0.61834	6.9%	0.69312	(4.6%)
CAD	0.71789	0.69428	3.4%	0.73987	(3.0%)

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

Total WW UTMD consolidated 3Q 2025 sales were $193 (1.9%) lower than in 3Q 2024. WW constant currency sales were $307 (3.1%) lower. U.S. domestic sales were 3.0% higher (without any FX impact), and outside the U.S. (OUS) sales were 8.5% lower. Without the benefit of a weaker USD in converting foreign currency sales, 3Q 2025 OUS sales were 11.1% lower.

Domestic U.S. sales in 3Q 2025 were $172 higher at $5,859 compared to $5,687 in 3Q 2024 despite the $194 lower domestic sales to PendoTech.  Domestic sales are invoiced in USD and not subject to FX rate fluctuations. The components of domestic sales include 1) “direct other device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie device sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “direct Filshie device sales”. UTMD separates Filshie device sales from other medical device sales direct to medical facilities because of their significance, and acquisition history. Domestic direct other device sales, representing 69% of total domestic sales, were $290 (+7.7%) higher in 3Q 2025 than in 3Q 2024. Domestic OEM sales, representing 11% of total domestic sales, were $285 (31.0%) lower, including the offsetting $194 lower PendoTECH OEM sales. Direct Filshie device sales, representing 20% of total domestic sales, were $169 (+16.5%) higher in 3Q 2025 compared to 3Q 2024. About half the increase in domestic Filshie sales was due to a 3Q 2025 price increase which was caused by U.S. tariffs.  Filshie devices are manufactured in UTMD’s Ireland subsidiary and sold “intercompany”.  Prices on intercompany sales are set by comparable third-party sales, i.e. OUS distributors, in order to satisfy taxing authorities.  But intercompany sales are eliminated when UTMD sales are consolidated.  Unfortunately, the U.S. government has recently set a 15% tariff on medical device imports from Ireland, which is a “top-line” excise tax on intercompany sales to the U.S. from UTMD’s Ireland subsidiary, which substantially increases consolidated expenses without any impact on sales. With the resulting approximate 50% decline in UTMD’s U.S. Filshie distributor margin, the Company had to increase its prices to U.S. medical facilities, which undoubtedly will be passed to patients, proving the unfavorable inflationary impact of tariffs on the regular private sector U.S. public.

OUS sales in 3Q 2025 were 8.5% lower at $3,953 compared to $4,318 in 3Q 2024. The decrease in USD-denominated OUS sales was mitigated as a result of a weaker USD relative to the EUR and GBP, which added $114 to OUS sales that were invoiced in GBP, EUR, AUD and CAD foreign currencies in constant currency terms. FX rates for income statement purposes are transaction-weighted averages. The weighted-average FX rates from the applicable foreign currency to USD during 3Q 2025 and 3Q 2024 for revenue purposes follow:

	3Q 2025	3Q 2024	Change
GBP	1.3485	1.3009	+ 3.7%
EUR	1.1748	1.1091	+ 5.9%
AUD	0.6548	0.6687	( 2.1%)
CAD	0.7256	0.7339	( 1.1%)

The weighted average favorable FX rate difference impact on 3Q 2025 foreign currency OUS sales was 4.2%, increasing reported USD sales by $114 relative to the same foreign currency sales in 3Q 2024.  In constant currency terms, foreign currency sales in 3Q 2025 were 21.7% lower than in 3Q 2024. The portion of OUS sales invoiced in foreign currencies in USD terms were 28.7% of total consolidated 3Q 2025 sales compared to 34.5% in 3Q 2024.

OUS sales invoiced in foreign currencies are due to direct end-user sales in Ireland, the UK, France, Canada, Australia and New Zealand, and to shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland and the UK. Export sales from the U.S. to OUS distributors are invoiced in USD.  Direct to end-user foreign currency OUS 3Q 2025 sales in USD terms were 6.7% higher in Ireland, 16.3% lower in Canada, 30.5% lower in France, 18.7% lower in AUS/NZ and 0.1% higher in the UK than in 3Q 2024. Aggregate sales to OUS distributors were $225 (8.3%) lower in 3Q 2025 than in 3Q 2024.  This included the two OUS distributors which postponed or cancelled $581 in non-changeable/ noncancellable shipments.

Total consolidated 9M 2025 UTMD WW consolidated sales were $2,271 (7.2%) lower than in 9M 2024. Constant currency 9M 2025 sales were helped $244 (+0.8%) due to a generally weaker USD year-to-date. U.S. domestic sales were 2.3% lower and OUS sales were 13.3% lower.

Domestic U.S. sales in 9M 2025 were $17,308 compared to $17,709 in 9M 2024.  Direct other device sales, representing 69% of total domestic sales, were $1,072 (+9.8%) higher in 9M 2025 than in 9M 2024. Domestic OEM sales, representing 11% of total domestic sales, were $1,706 (46.3%) lower. The PendoTECH portion of domestic OEM sales were $1,985 (84.6%) lower. In other words, 9M 2025 non-PendoTECH OEM sales were $279 higher. Direct domestic Filshie device sales, representing 19% of total domestic sales, were $233 (+7.5%) higher in 9M 2025 compared to 9M 2024.

OUS sales in 9M 2025 were 13.3% lower at $12,167 compared to $14,036 in 9M 2024. The decrease in 9M 2025 USD-denominated OUS sales was mitigated as a result of a weaker USD relative to the GBP and EUR which added a net $244 to OUS sales (constant currency terms) after the offsetting negative impact of a weaker AUD and CAD.  FX rates for income statement purposes are transaction-weighted averages. The weighted-average FX rates from the applicable foreign currency to USD during 9M 2025 and 9M 2024 for revenue purposes follow:

	9M 2025	9M 2024	Change
GBP	1.3145	1.2760	+ 3.0%
EUR	1.1333	1.0886	+ 4.1%
AUD	0.6396	0.6617	( 3.3%)
CAD	0.7144	0.7355	( 2.9%)

The weighted-average favorable impact on 9M 2025 WW consolidated sales was 0.8%, increasing reported USD sales by $244 compared to using the same foreign currency exchange rates as in 9M 2024. In constant currency terms, OUS sales in 9M 2025 were 15.1% lower than in 9M 2024. The portion of OUS sales invoiced in foreign currencies in USD terms was 30.0% of total consolidated 9M 2025 sales compared to 33.5% in 9M 2024. Direct to end-user foreign currency OUS 9M 2025 sales in USD terms were 17.2% lower in Ireland, 20.4% lower in Canada, 24.0% lower in France, 4.5% lower in the UK and 20.0% lower in AUS/NZ. Sales to OUS distributors/OEM customers were 13.6% lower in 9M 2025 than in 9M 2024.

The 2025 decline in PendoTech OEM sales has been as expected in projections at the beginning of the year (about $2.3 million lower for the year). But with the unexpected distributor cancellations experienced in 3Q 2025 and generally weaker OUS economic conditions, management now expects that total annual 2025 consolidated sales may be about 7% lower compared to 2024, instead of the beginning of year 5% projection.

UTMD segments sales into the following general product categories:  gynecology/ electrosurgery, labor & delivery, neonatal critical care, and miscellaneous including blood pressure monitoring kits and accessories as well as related OEM products.

In 3Q 2025 compared to 3Q 2024, WW gynecology/ electrosurgery sales were 3% lower, WW neonatal device sales were 27% higher, WW labor & delivery device sales were 1% lower and WW blood pressure monitoring and related OEM product sales were 23% lower.  In 9M 2025 compared to 9M 2024, WW gynecology/ electrosurgery device sales were 8% lower, WW labor & delivery device sales were about the same, WW neonatal device sales were 28% higher and WW blood pressure monitoring and related OEM product sales were 29% lower.

The following table provides USD sales amounts divided into general product categories for total sales and the subset of OUS sales:

Global revenues by product category:

	3Q 2025	3Q 2024	9M 2025	9M 2024
Labor & Delivery	$ 1,039	$ 1,053	$ 3,089	$ 3,097
Gynecology/ Electrosurgery/ Urology	4,954	5,093	14,656	16,005
Neonatal	2,176	1,713	6,261	4,901
Blood Pressure Monitoring and Accessories*	1,643	2,146	5,468	7,742
Total:	$ 9,812	$10,005	$29,474	$31,745

OUS revenues by product category:

	3Q 2025	3Q 2024	9M 2025	9M 2024
Labor & Delivery	$ 170	$ 159	$ 570	$ 547
Gynecology/ Electrosurgery/ Urology	2,433	2,795	7,384	8,945
Neonatal	554	342	1,280	1,053
Blood Pressure Monitoring and Accessories*	796	1,022	2,932	3,491
Total:	$ 3,953	$ 4,318	$12,166	$14,036

*includes assemblies and molded components sold to OEM customers.

c)Gross Profit

Gross Profit results from subtracting the costs of manufacturing, quality assurance and receiving materials from suppliers from revenues. UTMD’s Gross Profit was $198 (3.4%) lower in 3Q 2025 than in 3Q 2024, and $2,083 (11.1%) lower in 9M 2025 than in 9M 2024. Manufacturing costs include U.S. tariffs on imported components which were $78 in 3Q 2025, mostly due to importing Filshie devices from UTMD Ireland, compared to zero in 3Q 2024.  Tariffs in 9M 2025 were $94 compared to $15 in 9M 2024.  Those amounts do not include price increases on components purchased from U.S. suppliers due to tariffs that they have to pay.  Given the Company’s strategy of vertical integration in a complex medical device industry, the relatively fixed manufacturing overhead costs of retaining critical management, engineering and quality assurance capabilities dominates the other more variable manufacturing costs of direct labor and materials.

d)Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit.  Operating Income in 3Q 2025 was $2,611 compared to $3,343 in 3Q 2024, a 21.9% decline; and was $8,961 in 9M 2025 compared to $10,664 in 9M 2024, a 16.0% decline.

Operating Expenses are comprised of Sales and Marketing (S&M) expenses, General and Administrative (G&A) expenses and Product Development (R&D) expenses. The following table summarizes Operating Expenses in 3Q and 9M 2025 compared to the same periods in 2024 by Operating Expense (OE) category:

OE Category	3Q 2025	% of sales	3Q 2024	% of sales	9M 2025	% of sales	9M 2024	% of sales
S&M:	$ 516	5.3	$ 437	4.4	$ 1,540	5.2	$ 1,395	4.4
G&A:	2,310	23.5	1,850	18.5	5,780	19.6	6,069	19.1
R&D:	167	1.7	172	1.7	457	1.6	692	2.2
Total OE:	2,993	30.5	2,459	24.6	7,777	26.4	8,156	25.7

Changes in foreign currency exchange (FX) rates had a small impact on consolidated financial results in 2025. The FX rate changes are noted in the revenues sections above. A stronger EUR and GBP, offset somewhat by a slightly weaker AUD and CAD in 3Q 2025 helped increase OUS S&M expense by $3 and OUS G&A expense by $25, of which $19 was from the same GBP amortization of Femcare IIA in 3Q 2025 and 3Q 2024. A stronger EUR and GBP offset by a weaker AUD and CAD in 9M 2025, increased OUS S&M expenses by $4 and OUS G&A expenses by $64, of which $46 was from the same GBP amortization of Femcare IIA in both 9M 2025 and 9M 2024. There were no OUS R&D expenses.

S&M expenses in 3Q 2025 were up $79 mainly as a result of increased health plan expenses in the U.S. and higher fees charged by U.S. national distributors. S&M expenses in 9M 2025 were $145 higher for the same reasons, plus as a result of a lower recovery of freight costs to customers. Headcount and salaries did not appreciably increase.

R&D expenses, only incurred in the U.S., were about the same in 3Q 2025 as in 3Q 2024, but were $235 lower in 9M 2025 compared to 9M 2024 from the completion of independent testing and validation of UTMD’s own-branded biopharmaceutical high-pressure monitoring devices, which it has begun to market.

In conjunction with tables in the overview, a division of G&A expenses by location follows. G&A expenses include non-cash expenses from the amortization of Identifiable Intangible Assets (IIA) associated with the acquisition of Femcare, as well as litigation expenses:

G&A Exp Category	3Q 2025	% of sales	3Q 2024	% of sales	9M 2025	% of sales	9M 2024	% of sales
IIA Amort- UK:	536	5.5	517	5.2	1,568	5.3	1,522	4.8
Other– UK:	176		187		555		536
U.S. Litigation	389	4.0	413	4.1	977	3.3	1,802	5.7
Other– US:	667		582		1,864		1,740
IRE:	96		87		268		273
IRE China B/D:	395	4.0	-	0.0	395	1.3	-	0.0
AUS:	20		32		54		98
CAN:	31		32		100		98
Total G&A:	2,310	23.5%	1,850	18.5%	5,780	19.6%	6,069	19.1%

UTMD’s Operating Income margin is Operating Income divided by consolidated sales.  Although the UK IIA amortization expense in GBP was the same as in the prior year’s same periods, the 3Q 2025 Operating Income margin was diluted by 0.3 percentage points, and the 9M 2025 Operating Income margin was diluted by 0.5 percentage points, due to lower sales and stronger GBP FX rate. The significant Femcare IIA amortization expense, representing more than 5% of current revenues, will end in 1Q 2026 after 15 years. Litigation expenses for Filshie product liability claims in the U.S. were lower in both 3Q and 9M 2025 compared to the same periods in 2024, but still significant at more than 3% of WW revenues. As yet, no case has gone to trial, and a majority of cases have been dismissed.

The $460 increase in 3Q 2025 total WW G&A expenses compared to 3Q 2024 was mostly (86%) due to the $395 bad debt provision reserved for cancellation fees charged by UTMD Ireland to its China distributor, resulting in a five-percentage point dilution in UTMD’s 3Q 2025 Operating Income margin.  Despite that unusual 3Q 2025 expense, 9M 2025 G&A expenses were actually $289 lower than in 9M 2024 due to $825 lower litigation expenses in the U.S., but still diluting the 2025 year-to-date Operating Income margin by 0.5 percentage points due to lower sales.

U.S. G&A expenses other than litigation were $85 higher in 3Q 2025 compared to 3Q 2024, and $124 higher in 9M 2025 compared to 9M 2024.  About half of the respective year-over-year increases were due to higher U.S. health plan costs, and the other half to non-cash stock option expense increases.  Although G&A headcount remained the same, lower salaries and accrued profit-sharing bonuses offset other increases in outside accounting and other services, director fees and public company administration expenses.

OUS G&A expenses in USD terms were $1,254 ($1,229 in constant currency) in 3Q 2025 compared to $857 in 3Q 2024. In addition to the $395 bad debt reserve expense in 3Q 2025 which did not occur in 3Q 2024, the total $397 difference was due to $25 impact of FX rate changes from a stronger GBP and EUR. UK IIA amortization expense accounted for $19 of the total $25 increase due to FX rate changes. OUS G&A expenses were $2,940 ($2,876 in constant currency) in 9M 2025 compared to $2,540 in 9M 2024. In addition to the $395 bad debt reserve expense in 9M 2025 which did not occur in 9M 2024, the total $400 difference was due to $64 impact of FX rate changes from a stronger GBP and EUR. UK IIA amortization expense accounted for $46 of the total $64 increase due to FX rate changes.

In summary, WW Consolidated Revenues (the denominator) and Operating Profit (the numerator) were lower in 2025 time periods compared to 2024 time periods, yielding an Operating Income margin in 3Q 2025 that was 6.8 percentage points lower than in 3Q 2024, and in 9M 2025 that was 3.2 percentage points lower than in 9M 2024.  This yielded an Operating Income margin in 3Q 2025 of 26.6% of sales compared to 33.4% of sales in 3Q 2024; and 30.4% of sales in 9M 2025 compared to 33.6% of sales in 9M 2024.  The primary differences in period-to-period margins can be segmented in terms of percentage-point changes to UTMD’s Operating Income margin as follows:

Expense Category	3Q Pct-Point Margin Change	9M Pct-Point Margin Change
Gross Profit:	(0.9)	(2.5)
U.S. Litigation Expense (G&A)	+0.4	+2.4
IIA Amort Exp – Femcare (G&A)	(0.3)	(0.5)
All Other Operating Expenses	(6.0)	(2.6)
Pct-Point Change in
Operating Income margin:	(6.8)	(3.2)

Note: “All Other Operating Expenses” in the table above includes all consolidated S&M expenses, all R&D expenses and all other consolidated G&A expenses excluding IIA amortization and U.S. Filshie litigation expense.  The $395 China distributor bad debt reserve in 3Q 2025 accounted for 4 percentage points out of the 6-percentage point change in All Other Operating Expenses.

To remind stockholders of the Femcare IIA amortization history, the initial IIA portion of the 2011 Femcare UK purchase price was £23,998. After 14.5 years of amortization, the Femcare UK IIA remaining balance is £737 as of the end of 3Q 2025. The Femcare IIA amortization will be complete in March 2026. For both 3Q 2025 and 3Q 2024 in GBP terms, the IIA amortization expense was £397. For both 9M 2025 and 9M 2024, the IIA amortization expense was £1,192. The converted USD amortization expense in each period then varied according to the USD/GBP FX rate, which explains the percentage point difference in IIA amortization expense in IIA Amort Exp - Femcare row in the table above.

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

Net non-operating income in 3Q 2025 was $698 compared to $836 non-operating income in 3Q 2024. Net non-operating income in 9M 2025 was $2,043 compared to $2,524 non-operating income in 9M 2024. UTMD realized a $20 remeasured currency balance loss in 9M 2025 compared to a $3 remeasured currency balance gain in 9M 2024. In 9M 2025, after $10,367 use of cash for dividends and share repurchases, UTMD received $485 less in WW interest income from lower average cash balances and lower interest rates than in 9M 2024.  In 9M 2025, UTMD used $7,361 cash for share repurchases compared to $13,259 in 9M 2024.  The 1% excise tax imposed on share repurchases, which reduces non-operating income, was $7 in 3Q 2025 compared to $39 in 3Q 2024, and $74 in 9M 2025 compared to $133 in 9M 2024.

f)Income Before Income Taxes (EBT)

EBT results from subtracting net non-operating expense or adding net non-operating income from or to, as applicable, Operating Income.  Consolidated 3Q 2025 EBT was $3,309 (33.7% of sales) compared to $4,179 (41.8% of sales) in 3Q 2024. Consolidated 9M 2025 EBT was $11,004 (37.3% of sales) compared to $13,188 (41.5% of sales) in 9M 2024.

The EBT of Utah Medical Products, Inc. in the U.S. was $9,518 in 9M 2025 compared to $10,597 in 9M 2024. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 3,466 in 9M 2025 compared to EUR 5,258 in 9M 2024. The US GAAP EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP (1,416) in 9M 2025 compared to GBP (2,562) in 9M 2024. The EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD 146 in 9M 2025 compared to CAD 222 in 9M 2024. The EBT of UTMD’s manufacturing subsidiaries varies as a result of intercompany shipments which are eliminated in the consolidation of financial results.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments. Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 3Q 2025 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated EBITDA”) of $4,170 was 15.9% lower compared to $4,958 in 3Q 2024.

Adjusted consolidated EBITDA of $13,493 in 9M 2025 was 12.7% lower compared to $15,447 in 9M 2024. Adjusted consolidated EBITDA for the previous four calendar quarters (TTM) was $17,898 as of September 30, 2025. At this point, adjusted consolidated EBITDA for 2025 calendar year as a whole is expected to be in the range of $17 to $18 million.

UTMD’s adjusted consolidated EBITDA as a percentage of sales was 42.5% in 3Q 2025 compared to 49.6% in 3Q 2024.  UTMD’s adjusted consolidated EBITDA as a percentage of sales was 45.8% in 9M 2025 compared to 48.7% in 9M 2024.

Management believes that this operating performance metric provides meaningful supplemental information to both management and investors and confirms UTMD’s ongoing excellent financial operating performance during a difficult transition period of time.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	3Q 2025	3Q 2024	9M 2025	9M 2024
EBT	$3,309	$4,179	$11,004	$13,188
Depreciation Expense	209	203	614	530
Femcare IIA Amortization Expense	536	517	1,568	1,522
Other Non-Cash Amortization Expense	8	8	25	26
Stock Option Compensation Expense	95	53	262	184
Interest Expense	-	-	-	-
Remeasured Foreign Currency Balances	13	(2)	20	(3)
UTMD non-US GAAP EBITDA:	$4,170	$4,958	$13,493	$15,447

g)Net Income

Net Income is EBT minus a provision for estimated income taxes.  Net Income in 3Q 2025 of $2,631 (26.8% of sales) was 26.2% lower than Net Income of $3,563 (35.6% of sales) in 3Q 2024. Net Income in 9M 2025 of $8,720 (29.6% of sales) was 20.5% lower than Net Income of $10,972 (34.6% of sales) in 9M 2024.

The average consolidated income tax provisions (as a % of the same period EBT) in 3Q 2025 and 3Q 2024 were 20.5% and 14.7% respectively, and were 20.8% and 16.8% in 9M 2025 and 9M 2024 respectively. The consolidated income tax provision rate varies as the mix in taxable income among U.S. and foreign subsidiaries with differing income tax rates differs from period to period. Also, periodic true-up adjustments to the provision occur as actual returns are filed by independent accountants. The EBT in UTMD’s lowest taxed sovereignty, Ireland, was the hardest hit in 3Q and 9M 2025 from the cancellation of OUS distributor orders and lower OUS sales of the Filshie Clip System, both of which are manufactured and sold by UTMD Ireland. The 9M 2025 EBT in the U.S., taxed at a basic corporate rate of 25.5%, was 86% of total 9M 2025 EBT compared to 80% in 9M 2024.  In addition, the portion of UTMD’s non-operating income generated from interest on high grade tax-exempt municipal bonds was lower in 2025. UTMD has consistently paid millions of dollars in income taxes annually. The basic corporate income tax rates in each of the sovereignties were the same in 2025 as in 2024.

h)Earnings Per Share (EPS)

Diluted EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).

Diluted EPS in 3Q 2025 were $0.820 compared to $1.025 in 3Q 2024, a 19.9% decrease. Diluted shares were 3,207,490 in 3Q 2025 compared to 3,477,797 in 3Q 2024. Diluted EPS in 9M 2025 were $2.680 compared to diluted EPS of $3.098 in 9M 2024, a 13.5% decrease. Diluted shares were 3,254,196 in 9M 2025 compared to 3,541,998 in 9M 2024. The lower number of diluted shares was the result of share repurchases.

The number of shares used for calculating 3Q 2025 EPS was higher than September 30, 2025 actual outstanding shares because of a time-weighted calculation of average outstanding shares. There was no dilution from unexercised employee and director options. Outstanding shares at the end of 3Q 2025 were 3,204,172 compared to 3,335,156 at the end of calendar year 2024. The difference was due to 130,984 shares repurchased by UTMD in the open market during 9M 2025.  There were no option exercises in 9M 2025. For further comparison, actual outstanding shares one year ago at the end of 3Q 2024 were 3,440,525, and at the end of 2023 were 3,629,525. The total number of outstanding unexercised employee and outside director options at September 30, 2025 was 97,511 at an average exercise price of $73.75, including shares awarded but not yet vested.  This compares to 73,497 unexercised option shares at the end of 3Q 2024 at an average exercise price of $77.01/ share, including shares awarded but not vested.

Because the average exercise price of employee options was higher than the ending market price of the stock, the number of dilution shares added as a dilution factor for both 3Q 2025 and 9M 2025 was zero. The same was true in 3Q and 9M 2024.

No employee or director options have been awarded in 9M 2025. Non-qualified option awards of 14,600 shares were made to 47 employees, and an additional 10,000 shares to one new director, in November 2024 at an exercise price of $64.09. UTMD paid $988 ($0.305/share) in dividends to stockholders in 3Q 2025 compared to $1,052 ($0.300/ share) paid in 3Q 2024. Dividends paid to stockholders during 3Q 2025 were 38% of 3Q 2025 Net Income. UTMD paid $3,006 ($0.305/share) in dividends to stockholders in 9M 2025 compared to $3,222 ($0.300/ share) paid in 9M 2024. Dividends paid to stockholders during 9M 2025 were 34% of 9M 2025 Net Income. In 3Q 2025,

UTMD purchased 11,729 of its shares for $653, at an average cost of $55.67/ share. Total shares purchased in 9M 2025 were 130,984 for $7,362, at an average cost of $56.20/ share. The shares purchased in 9M 2025 represented 3.9% of shares outstanding at the end of 2024.  In comparison, in 3Q 2024, UTMD purchased 58,377 of its shares for $3,866, at an average cost of $66.22/ share. Total shares purchased in 9M 2024 were 196,592 for $13,259, at an average cost of $67.45/ share. The shares purchased in 9M 2024 represented 5.4% of shares outstanding at the end of 2023. Since the end of 2023, when UTMD began to purchase its shares more actively, UTMD has repurchased 432,945 of its shares for $27,329, an average per share cost of $63.12 (representing about 12% of outstanding shares at the end of 2023). In addition, during the same 21- month period of time, UTMD distributed $7,266 in cash dividends to stockholders. In sum, since the end of 2023, UTMD used $34,595 in cash for dividends and share purchases. UTMD’s cash balance from the end of 2023 to September 30, 2025 has declined just $8,601. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders.

i) Return on Stockholder Equity (ROE) and Stock Value

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  Before the payment of dividends, annualized ROE in 9M 2025 was 10% compared to 12% in 9M 2024. The lower ROE in 9M 2025 was due to lower Net Income. Targeting a high ROE of 20% (before dividends) remains a key financial objective for UTMD management.

UTMD paid $988 ($0.305/share) in dividends to stockholders in 3Q 2025 compared to $1,052 ($0.300/ share) paid in 3Q 2024. Dividends paid to stockholders during 3Q 2025 were 38% of Net Income. UTMD paid $3,006 ($0.305/share) in dividends to stockholders in 9M 2025 compared to $3,222 ($0.300/ share) paid in 9M 2024. Dividends paid to stockholders during 9M 2025 were 34% of Net Income. Share repurchases offset the higher dividend paid per share.

UTMD’s closing share price at the end of 3Q 2025 was $62.97, up 10.6% from the closing price of $56.92 three months earlier at the end of 2Q 2025, and 2.4% higher than the closing price of $61.47 nine months earlier at the end of 2024.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $11,215 in 9M 2025 compared to $11,894 in 9M 2024.  The $679 lower cash provided by operating activities was primarily due to $2,252 lower Net Income, together with a $502 greater decrease in 9M inventories, a $658 lower decrease in accrued expenses and a $395 increase in 9M 2025 bad debt reserve instead of a $5 decrease in 9M 2024.

Capital expenditures for property and equipment (PP&E) were $262 in 9M 2025 compared to $221 in 9M 2024.  The PP&E capital expenditures in 2025 were normal equipment replacement, not for expansion. PP&E capital expenditures in both years’ 9M periods were much less than non-cash depreciation expense.  Depreciation of PP&E in 9M 2025 was $614 compared to $530 in 9M 2024. There were no capital expenditures for intangible assets in 9M 2025 compared to $5 in 9M 2024.

UTMD made cash dividend payments of $3,006 in 9M 2025 compared to $3,222 in 9M 2024.  UTMD used $7,361 cash for share repurchases in 9M 2025 compared to $13,259 for share repurchases in 9M 2024.  In the form of dividends and share repurchases, UTMD returned $10,367 to stockholders in 9M 2025 compared to $16,481 in 9M 2024.

In 9M 2025, there were no employee stock option exercises.  In 9M 2024 (actually all in 1H 2024), the Company received $390 and issued 7,592 shares of stock on the exercise of employee stock options. Option exercises in 9M 2024 were at an average price of $51.39 per share.

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

k)Assets and Liabilities

September 30, 2025 total consolidated assets were $121,975, a net decrease of $564 from December 31, 2024.

Consolidated Current Assets alone increased $201, as cash increased $1,291 while inventories decreased $694 and receivables decreased $370. The $564 total asset decrease, in spite of the $201 current asset increase and a $237 increase in WW net PP&E, was due to a $1,002 decrease in Net Intangible Assets (IIA).

Net IIA declined as a result of amortization combined with a stronger GBP for remaining Femcare IIA. September 30, 2025 Net Intangible Assets (goodwill plus other intangible assets, less amortization) declined $1,002 from the end of 2024.  No intangible assets were acquired in 9M 2025.  At September 30, 2025, Net Intangible Assets including goodwill were 12.7% of consolidated Total Assets compared to 13.4% at year-end 2024, and 13.6% one year ago at September 30, 2024.

The net book value of WW consolidated USD PP&E increased $237 at September 30, 2025 from the end of 2024 due to the combination of period-ending changed FX rates, $262 in new asset purchases and $614 in depreciation. Despite depreciation exceeding new purchases by $352, the $237 increase in total consolidated PP&E net book value resulted from the impact of stronger foreign currencies in Ireland and the UK when converting the net book value of PP&E in Ireland and the UK to USD.  UTMD’s Ireland subsidiary EUR-denominated assets and liabilities on September 30, 2025 were translated into USD at a foreign currency exchange (FX) rate 13.4% higher (stronger EUR relative to the USD) than the FX rate at the end of 2024. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 7.4% higher (stronger GBP) than the FX rate at the end of 2024.

Working capital (Current Assets minus Current Liabilities) was $93,521 at September 30, 2025 compared to $92,574 at December 31, 2024.  The primary source of the $947 working capital increase was from a consolidated increase of $1,291 in cash.  Noncash working capital, independent from the change in cash, decreased $344 as Receivables decreased $370 and inventories decreased $694, while the $698 remaining repatriation tax balance on 12-31-24 was paid off.  Receivables at the end of 3Q 2025 decreased because sales were lower. Days in trade receivables at the end of 3Q 2025 at 34 were about the same as at the end of 3Q 2024. Management believes that UTMD’s working capital remains sufficient to meet normal operating needs, as well as providing a cushion for unpredictable short-term negative events, new capital expenditures and continued cash dividend payments to stockholders.

The long-term deferred tax liability (DTL) balance for Femcare IIA ($9,084 on the date of the acquisition) was $248 (£184) at September 30, 2025, compared to $604 (£482) at December 31, 2024, and $779 (£582) at September 30, 2024.  Reduction of the DTL occurs as the book/tax difference of IIA amortization is eliminated over the remaining useful life of the Femcare IIA (because the amortization expense is not tax deductible in the UK). The DTL declined $356 at September 30, 2025 from December 31, 2024, as a result of 9M 2025 amortization expense of $1,568, which reduced the DTL balance by $392 (using UK tax rate = 25%). The remaining difference was due to the FX rate change when converting the GBP to USD at September 30, 2025.

UTMD’s total debt ratio (Total Liabilities/ Total Assets) as of September 30, 2025 was 3%, with no remaining IRC 956 Repatriation Tax liability from the 2017 “Tax Cuts and Jobs Act”.  UTMD’s total debt ratio as of December 31, 2024 was 4%, and as of September 30, 2024 was 4%.

The $564 decrease in Total Liabilities and Stockholders’ Equity (same as the decrease in Total Assets) at September 30, 2025 from December 31, 2024 was due to offsetting a $1,388 decline in Total Liabilities with an $824 increase in Stockholders’ Equity. The 9M 2025 $10,367 in stockholder dividends and share repurchases reduced Stockholders’ Equity, while the $8,720 in 9M 2025 Net Income increased Stockholders’ Equity. The remaining difference was due to FX rate changes in OUS balance sheet values.

l)Management's Outlook

As outlined in its December 31, 2024 SEC 10-K report, UTMD’s plan for 2025 was to

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

Although UTMD’s 2025 plan remains unchanged, annual sales are expected to be lower than anticipated due to changed demand from OUS distributors.  Management believes this was caused by reciprocal tariffs.  With the lower OUS revenues offset by higher sales of the Filshie Clip System in the U.S. and neonatal devices WW, together with likely increasing sales to biopharm customers in 4Q 2025, revenues for the full 2025 year are now expected to be 6-7% lower than in 2024, and EPS in the range of $3.40-3.50.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8523, .9661 and .8974 EUR per USD as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively.  Exchange rates were .7439, .7987 and .7465 GBP per USD as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively.  Exchange rates were 1.5122, 1.6172 and 1.4428 AUD per USD on September 30, 2025, December 31, 2024, and September 30, 2024, respectively.  Exchange rates were 1.3516, 1.3930, and 1.4403 CAD per USD on September 30, 2025, December 31, 2024, and September 30, 2024, respectively. UTMD manages its foreign currency risk without separate hedging transactions by invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2025. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

UTMD is a party from time to time in litigation incidental to its business. Presently, except for Filshie clip U.S. product liability lawsuits, with most having received dismissals, there is no litigation or threatened litigation. The Company does not expect the outcome of the remaining Filshie clip litigation will be material to consolidated financial results.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 3Q 2025.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
07/01/25 – 07/31/25	8,941	55.76	N/A	N/A
08/01/25 – 08/31/25	2,788	55.40	N/A	N/A
09/01/25 – 09/30/25	-	-	N/A	N/A
Total	11,729	55.67	N/A	N/A

1)None of the shares were purchased as part of a specific publicly-announced plan and all were purchased on the open market.

2)The total number of shares repurchased to-date in 2025 through November 10 was 131,484 at an average cost of $56.21/ share, approximately 4% of prior year-end 2024 outstanding shares.

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

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        11/14/25                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        11/14/25                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer