Form 10-K
period 2025-12-31
UTAH MEDICAL PRODUCTS INC
filed 2026-03-27
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2025, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant was $168,203,211.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 26, 2026, common shares outstanding are 3,185,025.

PART I

ITEM 1 – BUSINESS

Currency amounts throughout this report are in thousands except per-share amounts and where noted.

Utah Medical Products, Inc. (“UTMD” or “the Company”) is in the business of producing high quality cost-effective medical devices that are predominantly differentiated by safety and improved patient outcomes. Throughout this report, “UTMD” or “the Company” refers jointly to Utah Medical Products, Inc. and all of its corporate subsidiaries. Success depends on 1) recognizing and responding to needs of clinicians and patients, 2) rapidly designing or acquiring economical solutions that gain premarketing regulatory concurrence, 3) reliably producing devices that meet those clinical needs, and then 4) selling through

a)UTMD's own direct channels into markets where the Company enjoys an established reputation and has a critical mass of sales and support resources, or

b)relationships with other companies that have the resources to effectively distribute and support the Company's devices.

UTMD's success in providing reliable solutions comes from its proven ability to integrate a number of engineering and technical disciplines in electronics, software, mechanical assembly and packaging, instrumentation, plastics processing and materials.  The resulting differentiated devices represent significant incremental improvements in patient safety, clinical outcomes and/or total cost over preexisting clinical approaches. UTMD's experience is that, in the case of labor-saving devices, the improvement in cost-effectiveness of clinical procedures also leads to an improvement in overall healthcare including lower risk of complications. UTMD markets a broad range of medical devices used in critical care areas, especially the neonatal intensive care unit (NICU), the labor and delivery (L&D) department and the women’s health center in hospitals, as well as medical devices sold to outpatient clinics and physician's offices.

The opportunity to apply solutions to recognized needs results from a core of practicing clinicians who introduce ideas to the Company, together with key employees who are both clinical applications savvy and development engineering adept.

Domestically, UTMD’s medical devices are sold directly to clinical end-user facilities or designated stocking distributors for medical facilities. In addition, UTMD manufactures components and finished devices on a subcontract basis for other companies in the medical device business as well as other businesses. Outside the U.S. (OUS), devices are sold directly to end-users in Canada, the United Kingdom (UK), France, Ireland, Australia (AUS) and New Zealand (NZ), and through other medical device companies and independent medical products distributors in other countries. UTMD has representation globally in the major developed countries as well as many underdeveloped countries through approximately 200 OUS distributors, 108 of which purchased at least five thousand dollars in UTMD medical devices during 2025.

UTMD was formed as a Utah corporation in 1978.  UTMD sold stock to the public one time in 1982 for $1,750 (before offering costs of $321).  Since 1992, UTMD has returned $156 million in the form of share repurchases, and an additional $90 million in cash dividends, to its public stockholders.

Utah Medical Products Ltd., a wholly-owned subsidiary with manufacturing located in Ireland, was formed in 1995 to better serve UTMD’s OUS customers. In 1997, UTMD purchased Columbia Medical, Inc. (CMI), a company specializing in silicone injection molding, assembly and marketing vacuum-assisted obstetrical delivery systems.  In 1998, UTMD acquired the neonatal product line of Gesco International, a subsidiary of Bard Access Systems and C.R. Bard, Inc.  In 2004, UTMD acquired Abcorp, Inc., its supplier of fetal monitoring belts.  In 2011, UTMD purchased all of the common shares of Femcare Holdings Ltd (Femcare) of the United Kingdom, and its subsidiaries including Femcare Australia Pty Ltd as a sales and distribution operation to directly serve AUS medical facilities. The addition of Femcare provided product and distribution channel diversification and expansion.  Sales of the products, or derivatives of the products, from the four acquisitions noted above, comprised 57% of UTMD’s consolidated 2025 sales.  In late 2016, UTMD formed Utah Medical Products Canada Ltd (dba Femcare Canada) as a sales and distribution operation to directly serve Canadian medical facilities. In 2017, UTMD’s UK subsidiary began to distribute its devices directly to medical facilities in France. In early 2019, UTMD acquired the remaining life of Femcare’s exclusive U.S. distribution agreement for the Filshie Clip System from CooperSurgical Inc.  In late 2020, UTMD’s AUS subsidiary incorporated a New Zealand (NZ) subsidiary in order to distribute devices directly to medical facilities in NZ.  In 2021, due to BREXIT, Utah Medical Products Ltd in Ireland began distributing devices directly to medical facilities in France in lieu of the UK.  As of the end of 2025, all of UTMD’s owned manufacturing and distribution facilities described above remain operational.

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

Labor and Delivery/ Obstetrics:

Fetal Monitoring Accessories.

Electronic Fetal Monitoring (EFM) is a standard of care in labor and delivery throughout the modern world. While not all pregnancies are high risk, fetal emergencies can occur suddenly in seemingly normal labors. The use of EFM allows conservation of nursing personnel and has virtually eliminated intrapartum fetal death.  Accurate determination of contraction strength increases the safety of labor augmentation (e.g., oxytocin dose) and reduces the need for Cesarean section for desultory labor. Infusion of fluid through an intrauterine catheter (amnioinfusion) may cushion the umbilical cord and improve oxygenation of the fetus.

To assist the physician in controlling the effectiveness of administration of oxytocin and monitoring effects of amnioinfusion, contraction intensities, uterine resting tones and peak contraction pressures are closely monitored through the use of an invasive intrauterine pressure catheter system.  In addition, to help identify the possible onset of fetal hypoxia, correlation of the changes in fetal heart rate (FHR) relative to the frequency and duration of contractions are often electronically monitored.  UTMD’s intrauterine pressure (IUP) catheters provide for clinician choices with several versions of INTRAN® PLUS, for over thirty years the most widely accepted transducer-tipped system.  UTMD’s IUP catheters include:

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

In addition, adjunct tocodynamometer belts are provided by UTMD.  Abcorp™ toco belts and straps for fetal monitoring by an external tocodynamometer are provided in latex-free form in several configurations.  UTMD extended the product line to include Bari-Belts™ and Bari-Bands™, a series of abdominal belts designed specifically for bariatric patients and bands to accommodate patients of all shapes and sizes.

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

The CVX-Ripe® catheter is designed to mechanically improve the favorability of the cervix of pregnant patients at term gestation, for whom induction of labor is medically indicated. CVX-Ripe utilizes two adjacent conical silicone balloons, similar to the shape of an hourglass.  This design is intended to allow the clinician to gently apply internal pressure to the cervical canal, as well as both the internal and external os, to reduce the time needed to allow induction as well as the total time to achieve a successful vaginal delivery.

AROM-COT® is a finger cover with a prong designed to rupture maternal membranes with less patient pain and anxiety.

MUC-X™ is an aspiration device used immediately after birth to clear neonatal respiratory passages and reduce exposure to potential infections.

Cordguard™ is a device which unifies the multiple steps of clamping the neonate’s cord close to the umbilicus, severing the cord without splattering blood, drawing a clean cord blood sample and assisting in the removal of the placenta.  Cordguard’s sharpless, closed system reduces the risk of exposure to potentially infected blood, and consequently reduces the high cost of exposure treatment under OSHA and CDC guidelines. In addition, Cordguard facilitates obtaining neonatal blood that is otherwise hard to obtain safely and cleanly.

Vacuum-Assisted Delivery (VAD) Systems.

UTMD’s VAD Systems include CMI™ soft silicone bell-shaped birthing cups and reusable hand-held vacuum pumps which are the safest products available for use in vacuum-assisted operative deliveries. UTMD’s soft silicone cup is a bell-shaped cup design that should be preferred for fetal well-being in low or outlet fetal stations with occiput anterior presentations, which represent more than 90% of the cases where VAD is indicated.  Operative vaginal deliveries using forceps or vacuum-assisted delivery systems provide knowledgeable physicians with a trial vaginal operative delivery prior to a more invasive C-section intervention. Although there are risks associated with vaginal operative deliveries which may currently represent about 3% of all U.S. hospital births, the procedures are generally regarded as safer long term for the mother, and at least as safe for the fetus, as abdominal (Cesarean) delivery in comparable clinical situations. UTMD’s bell-shaped soft silicone TENDER TOUCH® cups yield fewer complications compared to other vacuum cup designs, as evidenced by the FDA Medical Device Reporting System (MAUDE) which publicly lists serious injuries reported by hospitals using specific brand names of products.

Neonatal Intensive Care:

DISPOSA-HOOD™

The Disposa-Hood is an infant respiratory hood that is used in the NICU to administer oxygen to neonates and flush CO2 (carbon dioxide) while maintaining a neutral thermal environment (NTE) critical to proper physiologic responses. The Disposa-Hood, placed over the infant's head or body, incorporates a round diffusor connection specifically designed to disperse the incoming gases along the inner surfaces of the hood, rather than allowing them to blow directly on the infant's head.  The design allows more precise FIO2 (fractional inspired oxygen) control, minimizes convective heat loss from the head, provides optimum flows for elimination of CO2 by ventilation and allows for humidification. Disposa-Hood, in contrast to an incubator, allows for excellent access to and visualization of the underdeveloped infant.  Because it is a disposable product, Disposa-Hood also prevents potential cross-contamination that might occur with an incubator. Less invasive than nasal cannulae, Disposa-Hood avoids potential damage to fragile premature neonatal nasal/

orotracheal tissues, as well as facial tissues as cannulae are often secured with tape.  A nasal cannula by itself cannot provide a NTE.

DELTRAN® PLUS

UTMD’s Deltran blood pressure monitoring system has been adapted specifically for use in the NICU.  The streamlined version eliminates needles used for blood sampling, avoids the loss of scarce neonatal blood volume and provides a closed system that reduces the risk of infection.  The system features excellent visualization of clearing volume, and one-handed use.  UTMD continued its customization of Deltran accessories for specific hospital applications by introducing ABC TinyDraw™ in 2025, a patented closed blood microsampling device for the tiniest patients.  ABC TinyDraw is designed to reduce the risk of alteration to cerebral blood flow.

GESCO®

In 1998, UTMD acquired the neonatal product line of Gesco International.  Gesco, best known for optimally biocompatible silicone catheters, gained an early distinctive reputation for its focus on the special developmental needs of tiny, critically-ill babies.

A class of catheters called umbilical venous catheters (UVCs) are specially designed for administering vital medications and fluids immediately following birth through the infant’s umbilical vessel into the inferior vena cava.  Because of the neonate’s small size and lack of vascular development, there is no better access to vital organs.  The catheters are also called umbilical artery catheters (UACs) when placed in one of the umbilical arteries to measure blood pressure or monitor metabolic processes through blood analysis.  In developing its Umbili-Cath™ product line, Gesco pioneered the use of soft, biocompatible silicone catheters, helping to reduce the number of insertions required as well as other complications associated with invasive applications. UTMD has expanded the UVC product line to include catheters made from a proprietary thermosensitive polyurethane (Tecoflex®, Lubrizol Advanced Materials, Inc.) that offers many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion. In addition, Gesco provides a convenient catheterization procedure tray of instruments and supplies necessary to place UVC catheters, as well as perform other similar procedures.

The primary distinction of Gesco devices is that they were developed with the special needs of the neonate in mind, not just cut-down or smaller versions of adult devices.  For example, in the case of invasive catheters, the introducer, the soft rounded distal tip, mode of securing to the patient after insertion to avoid migration, luer-locking hub with minimal dead space, number of lumens, catheter radiopaque striping for visualization, variations in catheter lengths and diameters and special packaging are all features specially designed for neonates. UTMD continues to modify product features to incorporate current neonatal practitioner preferences.

The soft, biocompatible silicone catheter concept had important advantages in other applications including peripherally inserted central venous catheters (PICC lines), enteral feeding tubes, urinary drainage catheters and chest drainage tubes.  Gesco developed and marketed initial versions of all of these neonatal products. In order to keep pace with the trend of caring for smaller babies, UTMD has added smaller diameter versions of its Uri-Cath™ and Nutri-Cath® devices. At the request of practitioners who prefer a stiffer catheter for insertion, UTMD added a Tecoflex polyurethane oral-connection-only Nutri-Cath series.

PICC-Nate® is a peripherally-inserted central catheter family of devices specifically designed to minimize trauma to the critically ill neonate.  The product line was designed with the input of experienced neonatal medical practitioners for use as a long-term indwelling catheter system for single-use, therapeutic central venous infusion of drug solutions, blood products or other fluids and for blood sampling. The soft, strong silicone PICC-Nate comes in three diameter sizes, 1.1 Fr, 1.9 Fr and 3.0 Fr, and two hub configurations for securement. UTMD’s most recent addition, the tiny 1.1 Fr catheter, advances the ability of clinicians to care for smaller premature babies. UTMD added Tecoflex polyurethane versions in the same sizes that offer many of the flexibility and biocompatibility advantages of silicone after insertion, with the greater rigidity of polyurethane preferred by many clinicians for insertion.

UTMD developed a unique enteral feeding-only extension set named Nutri-Lok™ that addresses important safety risks in the NICU – inadvertent connections with IV lines and inadvertent disconnections of components of the system spanning the dispensing container through the infusion catheter.  UTMD added dispensing syringes with interlocking connectors to its Nutri-Cath/Nutri-Lok family of enteral feeding devices.  UTMD further expanded the Nutri-Lok system with specialty extension sets for GI tubes and for continuous connection to a fluid pump. In addition, UTMD added variations in adapters and extension sets used with Nutri-Cath.  Recognizing the important need to prevent misadministration of enteral feeding or medication by the wrong route, the FDA in February 2015 released its guidance, “Safety Considerations to Mitigate the Risks of Misconnections with Small Bore Connectors Intended for Enteral Applications.”  The guidance includes compliance with ISO 80369-3 standard connectors. The standard was released to create a universal connection that is not compatible with a luer connection or any other type of small bore medical connector.  As a result, UTMD introduced an alternative enteral feeding family of devices incorporating ENFit® ISO 80369-3 compliant connectors.  These purple connectors are designed to replace Nutri-Lok connectors on catheters and extension sets. UTMD also distributes ENFit oral syringes.

UTMD replaced all DEHP plasticizer PVC materials in its Gesco product line that may come in contact with neonatal patients, addressing another safety concern related specifically to the possible maldevelopment of male neonates.

Other Gesco specialty devices include a disposable peritoneal dialysis (PD) set that is a pre-assembled, sterile, closed system, called Dialy-Nate®.  PD is an ideal method to aid compromised renal function in a neonate because critically-ill pediatric patients may not have sufficient blood volume to support hemodialysis. Dialy-Nate is provided in a form that allows timely PD implementation.  A number of custom configurations of Dialy-Nate have been added to satisfy specific clinical preferences.

Other specialty NICU devices include a silicone oral protection device used to prevent palatal soft tissue injury by orotracheal tubes, called Pala-Nate®; a pre-assembled, closed urinary drainage system, called Uri-Cath™, which reduces risk of infection and valuable nursing time, and a lumbar sampling kit with a tiny, specially-beveled needle for obtaining cerebral spinal fluid samples, called Myelo-Nate®.

Gesco’s first patented product, Hemo-Nate®, is a disposable filter designed to remove microaggregates from stored blood prior to transfusion into a neonate where any deficiency can have an overwhelmingly negative impact on a neonate’s chances for survival, given an under-developed vasculature and small total blood volume.  UTMD also introduced a new filter and an improved blood bag spike for Hemo-Nate, and a needleless version. Hemo-Nate has also proven to be a popular device for veterinarian use.

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

UTMD’s LETZ System includes disposable electrodes, the FINESSE® electrosurgical generators and other miscellaneous components.  The UtahLoop® disposable loop electrode, used to excise the tissue specimen, is a pencil-like tube with a thin tungsten wire loop attached.  The loop is available in varying sizes and includes a Safe-T-Gauge® that can be positioned so the physician can accurately monitor and control the amount of tissue being excised. Excising too much tissue can compromise fertility and result in premature childbirth. Excising too little tissue can result in failure to adequately remove precancerous tissue. UTMD continues to augment its specialty electrodes. For example, the Company markets a unique conization electrode for deep endocervical disease called C-LETZ®, designed by UTMD to limit the removal of healthy tissue that might compromise adequate cervical function. UTMD introduced the patented DXTender® electrode attachment that prevents interference with the colposcope during LETZ.  UTMD also will continue to provide other components to augment the use of its market-leading specialty electrodes with other manufacturers’ electrosurgical generators.

The FINESSE+ electrosurgical generator design includes dispersive pad contact monitoring for patient safety, specialized circuitry for computer-controlled output that provides a precise tissue specimen for histopathology, an efficient output stage resulting in minimal heat generation and long electronic component life, an electronic components design which reduces the number of required components, allowing a long service life, and an easy change internal filter for integral smoke evacuation, a unique feature of FINESSE.

FILTRESSE™ Evacuator; Other Specialty Electrodes; Other UTMD Supplies and Gynecologic Tools; Femcare Trocars and Cannulae; and Femcare Laparoscopic Instruments and accessories.

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

EPITOME® and OPTIMICRO™ Electrosurgical Devices

After learning that the general surgical market lacked a precision electrosurgical blade, UTMD developed Epitome, an electrosurgical scalpel which delivers precise performance in surgical incision and excision with hemostasis while minimizing thermal side effects.  Where rapid yet precise dissection of dense or fatty tissue is necessary, such as in mammaplasty or abdominoplasty, UTMD believes that Epitome has no close substitute. Furthermore, an independent study concluded that the Epitome scalpel provides a significant improvement over other devices in wound healing.  Epitome allows a rapid incision without countertraction, yielding limited morbidity, less post-surgical pain and cosmetically superior results. Epitome is useful where minimization of thermal tissue injury is important but control of bleeding needed. A bendable version of Epitome with a smaller active electrode was introduced later. Designed to significantly reduce the chance of tissue burns due to inadvertent electrode contact and where a smaller, bent scalpel tip is needed, the bendable Epitome is of particular value, e.g., to thoracic surgeons in harvesting the internal mammary artery during coronary artery bypass surgery, as well as to otolaryngologists for tonsillectomies or uvulopalatoplasties, or plastic surgeons creating or working in a breast pocket during augmentation or capsulectomy.

UTMD introduced a product line of ultra-fine tipped microdissection needles, called OptiMicro™ Needles, to complement the Epitome Scalpel.  Whereas the Epitome has been particularly effective for large scale surgeries that entail a great amount of tissue cutting, the OptiMicro electrosurgical needles are particularly useful in small-scale plastic and reconstructive surgery applications where extreme precision and ideal cosmetic results are expected.  UTMD added extended length OptiMicro needle versions useful in certain head and neck procedures.

Filshie® Clip System

UTMD acquired the Filshie Clip System as part of its acquisition of Femcare Group Ltd in March 2011. In 2025, sales of Filshie clips, applicators and accessories represented 26% of UTMD’s total U.S. Dollar denominated sales. The Filshie clip is a surgical female permanent contraception device used in tubal ligation, i.e., placed on the fallopian tubes, generally laparoscopically in between pregnancies (interval sterilization) or postpartum (following childbirth) during C-Sections. The Filshie clip, implanted in six and a half million women worldwide during the last 43 years, has empirically been proven to be the safest and most effective tubal occlusive device, is as easy or easier to achieve occlusion as any of the alternative surgical techniques, and has a substantially higher probability of reversibility when compared to all of the other approaches for women who later decide that they would like to get pregnant.

Femcare has obtained numerous regulatory approvals for the Filshie Clip System, which throughout 2025 was sold OUS directly by UTMD and its subsidiaries to medical facilities in Canada, Ireland, France, the UK, Australia and New Zealand, and through specialty distributors in other countries. Since February 2019, UTMD has been Femcare’s exclusive Filshie device distributor to medical facilities in the U.S.

There have been several tubal ligation methods with varying degrees of effectiveness, safety and opportunity to be reversed. The traditional tubal ligation approach, informally known as “getting one’s tubes tied”, is a form of female sterilization in which the fallopian tubes are severed, sealed and permanently pinched shut.  If the sterilization procedure is carried out postpartum, the Pomeroy technique is often adopted. During this procedure a small loop of the fallopian tube is tied with a suture and the top section removed by cutting. A traditional method for interval sterilization was with the use of bipolar cautery (electrocautery). With this method, an electrical current flows between the tips of forceps when applied to the fallopian tube. The current then “burns” a portion of the fallopian tube shut. Bipolar cautery has a higher rate of ectopic pregnancy, a life-threatening complication, compared to other tubal occlusion methods. Although the other surgical methods are relatively easy to perform, their failure rate - defined as the percentage of patients having undergone the procedure who subsequently get pregnant - has been reported to be about 3%. The Filshie clip, which can be used either postpartum or at times unrelated to the post-partum period (interval sterilization), is at least as easy to use, has much less intraoperative risk, has a reported failure rate an order of magnitude less than bipolar cautery and is more effective and much simpler to perform than the Pomeroy technique.

Apart from bipolar cautery and the Pomeroy technique, other mechanical devices have been used but are no longer manufactured: the Falope Ring (or Yoon Ring), the Hulka clip, the Adiana and the Essure. Both of the first two older methods had a higher failure rate than the Filshie clip, were associated with more post-operative pain and have been abandoned in favor of other sterilization techniques.  The two more recent hysteroscopic sterilization methods, the Adiana and the Essure occlusive devices, also are no longer being sold.

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

A well-known and clinically-reported potential side effect of Filshie clip tubal ligation, as with any other surgical clip or implant, is subsequent movement, often called “migration”. A clip-occluded fallopian tube eventually separates into two permanently closed stubs after tissue necrosis under a closed clip. Separation of the Fallopian tubes confirms that sterilization has been achieved. Peritoneal tissue usually encapsulates an implanted clip while still in contact with the fallopian tube.  In some cases where tissue encapsulation is slow, movement of a clip may occur after sterilization has been achieved. As the silicone and titanium materials in a clip are inert and biocompatible, movement of a clip does not cause a foreign body reaction. Once detached, the clip typically becomes encompassed in dense adhesive tissue without any symptoms. Because clips are biologically inert and small, physicians generally have concluded that removing a migrated clip represents more risk to long term well-being than leaving it in the body.

Although the silicone lining of the clip helps prevent clip migration and reduces the risk of tubal regeneration, one clinical journal publication indicated clip migration may occur 6% of the time. Dr. Marcus Filshie, the inventor of the clip, expressed his opinion in 2002 that more than 25% of patients will experience an innocent (asymptomatic) migration of one or more clips, typically within the abdominal cavity. When migration is asymptomatic, it is not detected unless during a subsequent unrelated imaging or surgical procedure. In 2019, UTMD retained an independent clinical expert, Dr. Nader Gad in Australia, who in 2010 had published the results of an almost twenty-year retrospective review of all reported Filshie clip migration events in the English literature, in order to independently review all subsequent reported complaints contained in the US FDA MAUDE website and the Australia TGA DAEN website over the most recent ten years. His February 2019 written report observed that “There were no serious clinical or life-threatening complications that related directly or indirectly to the Filshie clips or their migration.”

In late 2021, after the Filshie clip had been used in the U.S. for 25 years and implanted in millions of women, a clip migration product liability lawsuit was filed in TX. Subsequently, the same law firm solicited and recruited complainants in other states, filing cases around the country. A copycat law firm added complaints starting in 2023, predominantly in CT state court where Femcare’s previous distributor, CooperSurgical Inc. (CSI), resides. Femcare Ltd. and its corporate parent Utah Medical Products, Inc. have been dismissed as defendants in CT. The initial TX bellwether federal lawsuit was dismissed in March 2025. As of this report, the original plaintiff law firm and copycat law firm have filed lawsuits in a total of 19 federal or state courts.  As of March 2026, 15 of those 19 courts have dismissed the lawsuits filed in their jurisdictions. UTMD and its lawyers continue to believe that it has persuasive legal arguments in every case being put before courts, and all cases except the lawsuits filed in CT state court are likely to be dismissed by summary judgment during 2026.  But, in any case where a summary judgment motion is not considered completely dispositive, it would have to go to trial. There have been no trials as yet, and UTMD has confidence that the chance of avoiding trial is significant in every remaining case.

The U.S. FDA approved the Filshie clip for marketing in the U.S. in 1996 after a Premarket Approval (PMA) submission, which included a prospective clinical trial involving 5,454 women implanted with Filshie clips. As mandated by the FDA, Femcare (the developer and manufacturer of the Filshie Clip System) is required to submit an annual experience report for FDA’s continual review and vigilance of the safety and effectiveness of the PMA device.  In late 2016, the FDA approved the use of Femcare’s Sterishot single use applicator for implanting Filshie clips. (An applicator is a precision instrument which closes the implanted Filshie clip on the Fallopian tube to achieve proper permanent tubal ligation.) Reused applicators require extra handling, cleaning, resterilization and storage, which all have the potential to damage or misalign the delicate mechanism. Timely periodic servicing and recalibration of a reused instrument is needed, but often not sought by hospitals. The reuse of a surgical instrument introduces the possibility of infection if not properly cleaned and resterilized between procedures. The precalibrated, single-use sterile Sterishot applicator eliminates these safety, effectiveness and cost exposures. After being introduced OUS in 2009, the patented Sterishot is used in almost all of the Filshie clip ligation procedures OUS, but was not effectively marketed by CSI, Femcare’s distributor in the U.S. until 2019. Beginning in February 2019, UTMD began directly marketing the Filshie Clip System in the U.S., recommending that hospitals use a Sterishot kit for each procedure. In 2025, UTMD Ltd in Ireland received regulatory approvals for manufacture of clips distributed worldwide except in the EU, replacing Femcare’s former third-party manufacturer in the UK. The EU regulatory approval is pending, but Femcare retains sufficient inventory from its former UK manufacturer to cover EU demand in the interim.

PATHFINDER PLUS™

Pathfinder Plus is a proprietary endoscopic irrigation device that allows a uro/gyn surgeon to precisely irrigate, clearing the visual field, with the same hand that controls an endoscope, eliminating the need for a separate assistant to irrigate without visualization.  An example of a procedure where Pathfinder has found particular success is ureteroscopic stone ablation.

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

LIBERTY® System

The Liberty System is a device for the conservative treatment and effective control of urinary incontinence in women. UTMD believes that Liberty is the easiest-to-use, most cost-effective incontinence treatment available that yields a therapeutic effect, not just a cover-up. Liberty consists of a battery-operated electrical stimulation unit and an intravaginal electrode probe.  This physiotherapy technique, which can be done in the privacy of the home, involves passive strengthening of the periurethral muscles.  Pulsed, low voltage, low frequency current is applied primarily to the pudendal neuromuscular tissue causing the pelvic area muscles to contract, leading to better muscle tone.  Because electrical stimulation has no known adverse side effects, Liberty provides women suffering from mild to moderate incontinence an effective, lower cost and lower risk alternative to more traumatic treatments such as surgery and drug therapy.

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

Pressure Monitoring:

DELTRAN® Disposable Pressure Transducer (DPT)

In pressure monitoring, a transducer is used to convert physiological (mechanical) pressure into an electrical signal that is displayed on electronic monitoring equipment. UTMD developed and is distributing its disposable transducer as a stand-alone product, and as a component in sterile blood pressure monitoring kits through direct representatives and other medical companies in the U.S., as well as independent distributors and other medical device companies OUS.

The Company believes that the Deltran DPT which it designed over thirty-five years ago and currently manufactures, remains the standard in terms of accuracy, reliability and ease of use.  Introduced in 1998, the DELTRAN PLUS provides a closed system for blood sampling, without the use of needles, reducing the risk of an unwanted infection for both the patient and the practitioner.  In 2009, in conjunction with its other NICU devices, UTMD continued to configure neonatal Deltran custom kits which satisfy the special needs of conserving limited blood volume and protecting the neonate from infection.

BioPharm HP-PRT™

Over 17 years ago, on behalf of an OEM customer, UTMD was the original developer of high pressure, piezo-resistive transducer assemblies used in accurately sensing static and dynamic fluid pressures in biopharmaceutical manufacturing systems including filtration processes, chromatography processes, bioreactors, and filling operations, among other key processes in the rapidly growing biopharmaceutical industry.  UTMD is now offering its technology directly to biopharmaceutical manufacturing companies worldwide.

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

1)  Domestic sales.

For domestic sales to end-users of finished devices, marketing efforts are complex and fragmented.  UTMD’s marketing focus is with clinicians who take responsibility for obtaining optimal patient care outcomes, primarily through clinical meetings, trade shows and the internet.  In competitive bidding processes, UTMD must work with administrators who are responsible for hospital purchasing decisions.

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

As a general rule, because of UTMD’s differences in design and reliability, competitors’ devices represent substitutes rather than equivalent devices.  The Company’s primary marketing challenge is to keep its customers focused on those differences and their important clinical benefits.  In recent years, access to U.S. hospital clinicians has become increasingly restricted and the involvement of clinicians in medical device purchasing decisions, which is critical to UTMD’s success, has declined. To the degree that U.S. hospitals become less focused on patient safety and clinical outcomes and more on out-of-pocket unit price or bureaucratic rules, UTMD’s competitive position weakens.

In 2025, UTMD sold components and finished devices to 134 other companies in the U.S. (OEM sales). For over 40 years, the Company has utilized its manufacturing capabilities and engineering know-how to produce high quality components and finished devices for other companies.  For U.S. companies which wish to distribute their products OUS, UTMD’s maintenance of certification to current ISO 13485 medical device quality standards is an important benefit.  UTMD’s website, which lists its capabilities, is often the basis for contacts for new OEM work.

Although there are other manufacturers in the U.S. with similar manufacturing capabilities, UTMD’s primary competition for U.S. OEM work comes from Mexico, East Europe, India and China device component manufacturers which have much lower wage rate structures. Foreign currency fluctuations and reciprocal tariffs implemented in 2025 also can have an impact on UTMD’s ability to be cost-competitive with foreign manufacturers.

2)  Outside the U.S. (OUS) sales.

OUS sales in 2025, as a percentage of consolidated total USD sales, represented 41% compared to 43% in 2024 and 44% in 2023. In USD terms, 72% of 2025 OUS sales were invoiced in foreign currencies. (In addition, foreign subsidiary expenses are in the native currency of the respective country.) Therefore, changes in foreign currency exchange (FX) rates can have a significant impact on UTMD’s USD-reported financial results.

Prior to 2011, with only a few exceptions, UTMD’s OUS sales were to other medical device companies and distributors, not to clinical end-user facilities. After the acquisition of Femcare in 2011, UTMD began a transition to marketing directly to end-users in countries where the Filshie Clip System had achieved significant acceptance. This also allowed increased distribution opportunities for other UTMD devices which previously did not have significant third-party distributor interest.  In 2025, UTMD distributed directly to OUS medical facilities in Canada, the UK, France, Ireland, Australia and New Zealand. In addition, the Company’s devices are sold in other countries OUS through approximately 200 independent regional distributors. UTMD’s website provides information that frequently results in unsolicited contacts from OUS entities.

DISTRIBUTION

An important success factor in the medical device industry is access to medical practitioners.  In the U.S., the hospital supplier environment has consolidated as a result of group purchasing organizations (GPOs), or their administrative equivalents.  It is UTMD’s assessment that U.S. hospitals are not saving costs under GPO contracts when it comes to specialty medical devices that can reduce complications, utilization rates, clinician time and unwanted side effects, because administrators are focused primarily on out-of-pocket costs and often do not consider the broader total cost of care issues.

The longer-term overall cost of care in the U.S. will continue to increase, with quality of care lower, as innovative suppliers are excluded from participating in the marketplace as a result of unnecessary regulatory and other purely administrative burdens. The length of time and number of administrative steps required in evaluating new products for use in hospitals has also grown. As a potential negative factor to future performance, as UTMD introduces new products it believes are safer and more effective, it may find itself excluded from certain customers because of the existence of long-term supply agreements for existing products. UTMD may also be unable to establish viable relationships with other medical device companies that do have access to users but lack an interest in the Company’s solutions, or demand too great a financial or administrative burden.

When U.S. hospital customers request it, UTMD provides its devices through national distribution companies, also known as Med/Surg distributors.  Sales to Med/Surg distributors in 2025 comprised 15% of total domestic direct sales (excluding domestic OEM sales).

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

Additionally, in 2025 UTMD sold component parts as well as finished devices to 135 other companies for use with their product lines. This OEM distribution channel is simply maximizing utilization of manufacturing capabilities that are otherwise needed for UTMD's primary business, and does not compete with or dilute UTMD’s direct distribution and marketing programs.  UTMD’s previously largest OEM customer, PendoTECH, to which sales peaked at $11.6 million in 2022, representing 22% of UTMD’s total consolidated sales in that year, were just 1% ($0.4 million) of total sales in 2025.  UTMD stopped accepting PendoTECH orders in 2025, and did not supply any sensors to PendoTECH after 1H 2025.  For comparison after the 2022 peak, the PendoTECH sales decline was 17% ($8.6 million) of total sales in 2023 and 7% ($2.7 million) of total consolidated sales in 2024.

OUS, the Company and its subsidiaries distribute directly to end-user facilities in Canada, the UK, France, Ireland, NZ and AUS, and in 2025 sold to 197 regional distributors and OEMs (other medical device manufacturers and/or distributors) in over a hundred countries. Ten percent of UTMD’s independent OUS distributors comprised 75% of UTMD’s indirect OUS sales in the years of 2023 - 2025. For more than a decade, UTMD’s independent distributor of Deltran blood pressure monitoring kits in China was its largest OUS distributor, representing 14% of total OUS sales in 2024 and 18% of OUS sales in 2023.  In 3Q 2025, this distributor surprisingly canceled the remaining portion of its presumably “non-changeable” annual order, ending up with 2025 sales of $2.1 million (13% of total OUS sales) including a $0.4 million cancellation fee, which remains unpaid, and was written off to UTMD’s bad debt reserve in 3Q 2025.

NEW PRODUCT DEVELOPMENT

New product development has been a key ingredient to UTMD’s market identity.  Product development takes several interrelated forms: 1) improvements, enhancements and extensions of current product lines in response to clinical needs or clinician requests, 2) introduction of new or augmented devices that represent a significant improvement in safety, effectiveness and/or total cost of care, and 3) acquisitions of products or technology from others.  Manufacturing process development is an equally important function that cannot be separated from a successful design in development of marketable devices.

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

UTMD’s current product and process development projects are in the following areas: 1) augmentation and internal manufacturing of existing UTMD devices, 2) neonatal intensive care, 3) specialized procedures for the assessment and treatment of cervical/uterine disease, 4) labor and delivery procedures, 5) pressure sensors needed for biopharmaceutical manufacturing processes and 5) product and process development for OEM customers. Internal product development expenses are expected to remain approximately 2% of sales in 2026.

EMPLOYEES AND OTHERS

At December 31, 2025, the Company worldwide had 140 full-time employees, 12 part-time employees, 7 regular consultants, 15 independent sales representatives and 9 outside (non-employee) directors of UTMD or its subsidiaries. The Company utilizes independent consultants and directors, some of which were prior employees. Almost all of UTMD’s internally-manufactured devices are made either in Utah or in Ireland. At the end of 2025, the average tenure with the Company of all 130 full-time employees in Utah and Ireland was 17 years. This experience conveys an important benefit due to the level of training required to produce consistently high-quality medical devices and appreciation of how UTMD’s devices provide unique benefits for clinicians and patients. The Company's continued success will depend to a large extent upon its ability to retain skilled and experienced employees and consultants.  No assurances can be given that the Company will be able to retain or attract such people in the future, although management is committed to providing an environment in which reliable, creative and high achieving people wish to work.

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

PATENTS, TRADEMARKS AND TECHNOLOGY LICENSES

The Company owns seven currently unexpired U.S. patents, numerous associated patents in sovereignties OUS and is the licensee of certain other technology. There can be no assurance, however, that patents will be issued with respect to any pending applications, that marketable products will result from the patents or that issued patents can be successfully defended in a patent infringement situation.  The Company also owns thirty-three registered trademarks, many of which have achieved significant brand recognition. The Company believes that its trademarks and tradenames, many of which have become well known in the global medical community through decades of successful use of the associated medical devices, likely have and will continue to have substantially more intangible value than its patents.

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

As a matter of policy, UTMD has acquired and will continue to acquire the use of technology from third parties that can be synergistically combined with UTMD proprietary product ideas. During 2025, royalties included in cost of goods sold were $164.  Other royalties have been previously paid as a lump sum, or were incorporated into the price of acquisitions or into the cost of purchased components which practice certain patents of third parties. Also as a matter of policy, UTMD licenses its proprietary technology to others in circumstances where licensing does not directly compete with UTMD's own marketing initiatives.  During 2025 the Company received $20 in royalty income compared to $15 in 2024 and $20 in 2023.

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

Except for the Filshie Clip System, all of UTMD’s present devices are unclassified, Class I or Class II devices. The Filshie Clip System is a Class III device which has more stringent regulatory controls. The Company has been in compliance with all applicable U.S. regulatory standards including CFR Part 820, the FDA Quality System Regulation (QSR) effective in 1997, also known as cGMPs (current good manufacturing practices). The U.S. FDA QSR has been amended effective February 2, 2026, and rebranded as the Quality Management System Regulation (QMSR). This change incorporates ISO13485:2016 by reference to align FDA regulations with internationals standards, replacing most of the previous 21 CFR 820 requirements.

Previously in 1994, UTMD received certification of its quality system under the ISO9001/EN46001 standards (“ISO” stands for “International Organization of Standardization”) which it maintained until December 2003.  In October 2003, UTMD’s Utah facility was certified under the more stringent ISO13485 standard for medical devices. UTMD’s Ireland facility was certified under the concomitant ISO13488 standard. In July 2006, both facility ISO certifications were upgraded to the even more stringent ISO13485:2003 standard.  Currently, UTMD’s facilities in the UK, Ireland and Utah are all certified under the most recent ISO13485:2016 standard. In 2020, UTMD’s manufacturing facilities in Ireland and UK were audited and certified by a recognized authorized auditing organization under the Medical Device Single Audit Program (MDSAP).  In 2024, UTMD’s manufacturing facility in Ireland was inspected by the FDA in conjunction with manufacturing Filshie clips in Ireland.  No FDA-483 observations were issued.

The Company’s most recent Utah FDA QSR inspection was in July 2014, which did not result in the issuance of any FDA-483 observations. Femcare’s most recent UK FDA QSR inspection was in July 2019, which also did not result in the issuance of any FDA-483 observations.

Since 2019, UTMD’s manufacturing facilities in Utah, Ireland and UK have been annually audited and certified by a recognized authorized auditing organization under the MDSAP. The MDSAP allows a recognized Auditing Organization to conduct a single regulatory audit of a medical device manufacturer that satisfies the relevant requirements of the regulatory authorities of Australia, Brazil, Canada, USA and Japan. In other words, the FDA accepts MDSAP audit reports as a substitute for previous routine periodic FDA QSR inspections. UTMD and Femcare remain on a continuous periodic audit schedule by its independent notified body and authorized MDSAP auditing organization in order to stay current with international regulatory standards, and retain certifications. UTMD and Femcare have received CE Mark certifications (demonstrates proof of compliance with the European Community’s ISO standards) for all major products.

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

Total 2025 trade USD revenues from customers OUS were $15,758 (41% of total consolidated revenues) compared to $17,458 (43% of total consolidated USD sales) in 2024 and $22,020 (44% of total consolidated USD sales) in 2023. UTMD believes that tariffs assessed by the U.S. government in 2025 triggered “reciprocal tariffs” in countries OUS that made UTMD’s devices more expensive and reduced OUS sales.  OUS trade sales from the U.S. to OUS customers (U.S. exports) were $4,010 in 2025 compared to $3,995 in 2024 and $4,516 in 2023.  U.S. exports represented 25% of total OUS sales in 2025 compared to 23% of total OUS sales in 2024, and 21% of total OUS trade sales in 2023.  The U.S. export numbers exclude Utah intercompany sales of components and finished devices to UTMD foreign subsidiaries, which then distribute Utah-made components and finished devices as part of their sales to OUS customers.  Also as an intercompany sale, UTMD imports proprietary Filshie devices for distribution in the U.S. from its Ireland manufacturing subsidiary, which are now subject to a 15% tariff that is simply a separate U.S. government excise tax on UTMD.  As a result, in 2026 UTMD will shift OUS orders for other devices previously manufactured and exported from the U.S. to Ireland in order to help offset the difference by lowering U.S. income taxes. Stockholders might note that this is the exact opposite effect that the U.S. government intended by imposing tariffs.

For sales by OUS geographic area, please see note 9 to the Consolidated Financial Statements.

BACKLOG

Backlog is defined as orders received and accepted by UTMD which have not shipped yet.  As a supplier of primarily disposable hospital products, the nature of UTMD’s non-distributor and non-OEM business requires fast response to customer orders.  Virtually all direct shipments to end-user facilities are accomplished within a few days of acceptance of purchase orders. Consequently, UTMD’s backlog at any point in time is comprised mainly of orders from OEM and independent distributors, which purchase in larger quantities, at less frequent intervals with fluctuating order patterns. Backlog shippable in less than 90 days was $731 as of January 1, 2026 compared to $1,885 as of January 1, 2025 and $3,650 as of January 1, 2024.  The decline in the beginning backlogs was due to diminishing orders from UTMD’s largest OEM customer, PendoTECH, and the lack of a new 2026 annual order from UTMD’s China distributor of Deltran BPM kits.

SEASONAL ASPECTS

The Company's business is generally not affected by seasonal factors, but it is affected by uneven purchasing patterns of OEM customers and independent OUS distributors.

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

UTMD is self-insured for product liability risk, and reserves funds against its current performance as applicable to provide for its costs of defense. Excluding the Filshie Clip System, UTMD’s costs for product liability have been de minimis over the last 30 years, despite many millions of its devices used in critical care situations.  More specifically, UTMD was named as a defendant on six product liability lawsuits over the time span of the last thirty years, excluding the Filshie Clip System acquired fifteen years ago. Four of the six lawsuits involved a patient injury related to operative vaginal deliveries where a UTMD VAD birthing cup or hand pump was used. The VADS devices in all four cases did conform to specifications. UTMD was ultimately dismissed as a defendant in all four VADS lawsuits, and legal costs were not material to performance. In a fifth lawsuit, regarding the use of EndoCurette, there was no evidence of patient injury. The lawsuit was settled in 2010 for an immaterial amount to avoid the diversion of management time and substantial costs of litigation, even though UTMD was confident that the case was without merit. In a sixth, UTMD was brought into the lawsuit by a defendant physician, speculating a design deficiency in a Finesse electrosurgical generator which had been in use for eighteen years before the injury event, and used successfully by the same physician in multiple procedures after the event. The injured patient did not allege any fault by UTMD.  The case was settled in 2012 without any UTMD involvement or liability. The Company’s average cost of defense of the six lawsuits was $15/year, well below the deductible level of product liability insurance policies and hundreds of thousands of dollars less than product liability insurance premiums. The best defense the Company believes that it has is the consistent conformance to specifications of its proven safe and effective products.

After acquisition by UTMD in 2011 and prior to late 2021, there were three Filshie Clip System lawsuits, all of which were dismissed with prejudice prior to the conclusion of discovery. The average annual cost of those Filshie Clip System lawsuits since 2011 up to late 2021 was $7 per year (less than $25 per lawsuit to achieve resolution). However, in late 2021, Femcare and UTMD were added as defendants in a clip migration federal court lawsuit in Texas, which subsequently expanded to eighteen other federal or state courts across the country as plaintiffs’ lawyers sought to solicit and recruit claimants in other states. As of March 2026, fifteen of the nineteen courts have dismissed all the lawsuits brought before them, including in the bellwether TX federal court. Three other court cases are currently pending decisions on summary judgment motions, which UTMD expects in 2026. The remaining lawsuits are filed in CT state court.  Unfortunately, social media has been used by aggressive attorneys to solicit plaintiffs using misrepresentations about the safety and effectiveness of Filshie clips.

There is no basis for a claim of either a poor device design, which was approved as safe and effective by the U.S. FDA, which approval has been continuously maintained since 1996, nor any evidence to-date of any defective clips implanted in the patients who have filed complaints. The basis for claims appears to be an allegation that Femcare failed to properly inform of potential side effects. The contents of “Instructions For Use”, which contain warnings and precautions and accompany shipments of clips, have been and remain approved by the FDA. There have been dozens of clinical articles over decades of time describing case studies and use of Filshie Clips. Therefore, there has been no lack of proper disclosure of side effects to physicians who are learned intermediaries. Filshie Clips have been prescribed by knowledgeable physicians for decades, and implanted in millions of patients in the U.S. and worldwide.  Although the cost of defense has been unusually high compared to UTMD’s historical average cost of product liability defense, and would increase should any case go to trial, the Company believes that the costs can be absorbed without a material impact on UTMD’s overall consolidated financial performance.

Other than the Filshie Clip lawsuits, there have been no product liability lawsuits for any other UTMD device during the last fourteen years. In summary, with the exception of the Filshie Clip System and six non-Filshie Clip System lawsuits described above, there have been no product liability claims filed over the last 33 years after distribution and use of over 21 million UTMD critical care and surgical finished devices.

Stated another way, since 1993, during which time over one hundred million finished devices and OEM components were manufactured and distributed by UTMD and its subsidiaries, there have been no adverse judgments resulting from a claim of defect in UTMD’s or its subsidiaries’ designs or manufacture of products, or a fault in informational materials.  However, although it hasn’t happened since UTMD’s inception in 1978, a product liability lawsuit could result in a significant damages award against the Company.  In the current tort system, particularly in the U.S., meritless product liability cases do get filed where aggressive attorneys calculate that a company will find it cheaper to settle for what they consider a nominal amount in lieu of potentially substantial defense costs of discovery and going to trial.  Settlement is simply not feasible for a small specialized company that relies on its reputation for safety and effectiveness of its devices, and simply would open the door to other claimants seeking extortionist settlements.

FORWARD LOOKING INFORMATION

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by management based on information currently available.  When used in this document, the words “anticipate,” “believe,” “project,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Such statements reflect the current view of the Company respecting past and future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties stated throughout the document.  Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected, or intended.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.  Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and the Company assumes no obligation to update or disclose revisions to those estimates.

ITEM 1A – RISK FACTORS

Legislative or executive order healthcare interference in the United States.

Potential government involvement renders the U.S. medical device marketplace unpredictable. A fully government-run healthcare system would likely eliminate healthcare consumer choice as well as commercial incentives for innovation.

Increasing regulatory burdens, including premarketing approval delays.

Regulatory burdens may result in significant loss of revenue, unpredictable costs and loss of management focus on developing and marketing products that improve the quality of healthcare.

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

GPOs add non-productive costs, weaken the Company’s marketing and sales efforts and cause lower revenues by restricting access.

GPOs, theoretically acting as bargaining agents for member hospitals, but actually collecting revenues from the companies that they are negotiating with, have made a concerted effort to turn medical devices that convey special patient safety advantages and better health outcomes, like UTMD’s, into undifferentiated commodities. GPOs have been granted an antitrust exemption by the U.S. Congress. In other industries their business model based on “kickbacks” would be a violation of law.  Despite rhetoric otherwise, these bureaucratic entities do not recognize or adequately understand the overall cost of care as it relates to safety and effectiveness of devices, and they create a substantial administrative burden that is primarily driven by collection of administrative fees.

The Company’s business strategy.

The Company’s value-added approach may not be successful in the future. As the level of complexity and uncertainty in the medical device industry increases, evidenced, for example, by the unpredictable and overly cumbersome regulatory environment, the Company’s views of the future and product/ market strategy may not yield financial results consistent with the past.

Bureaucracy in healthcare.

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

Product liability lawsuits.

A product liability lawsuit could result in significant legal expenses and a large award against the Company.

UTMD’s devices are frequently used in inherently risky situations to help physicians achieve a more positive outcome than what might otherwise be the case.  In any lawsuit where an individual plaintiff suffered permanent physical injury, the possibility of a large award for damages exists whether or not a causal relationship existed.

Third party distributors.

The Company’s reliance on third party distributors in some geographical markets can result in less predictable revenues. UTMD’s distributors have varying expertise in marketing and selling specialty medical devices.  They also sell other devices that may result in less focus on the Company’s products.  In some countries, notably China, Pakistan and India not subject to similarly rigorous standards, a distributor of UTMD’s products may eventually become a competitor with a cheaper but lower quality version of UTMD’s devices.  In addition, unpredictable geopolitical relationships, such as in the indiscriminate deployment of tariffs, can eliminate an OUS third party’s ability to market UTMD’s devices within its country.

The loss of one or more key employees.

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

Fluctuations in foreign currency exchange (FX) rates relative to the USD.

Since a significant portion of UTMD’s sales are invoiced in foreign currencies and consolidated financial results are reported in USD terms, a stronger USD can have negative revenue effects. Conversely, a weaker USD would increase foreign subsidiary operating costs in USD terms. For the portion of sales to foreign entities made in fixed USD terms, a stronger USD makes the devices more expensive and weakens demand. For the portion invoiced in a foreign currency, not only USD-denominated sales are reduced, but also gross profits may be reduced because finished distributed devices and/or U.S. made raw materials and components are likely being purchased in fixed USD. FX rate fluctuations can create differences in comparative period-to-period financial results:

Foreign trade restrictions.

Government geopolitical policies which elicit reciprocal actions, including duties, trade restrictions and/or tariffs, have the potential to disrupt UTMD’s supply chain and/or significantly affect costs.

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

   There have been no events in at least the last thirty-three years that have been considered material enough by UTMD’s board of directors to warrant changes to systems, processes or controls.

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

UTMD owns all of its property and facilities with the exception of a long-term lease with 5 years remaining on one section of its Midvale parking lot. As of the beginning of 2026, the Company's operations were located in 105,000 square feet of facilities in Midvale, Utah, a 77,000 square foot facility in Athlone, County Westmeath, Ireland, a 38,600 square foot facility in Romsey, Hampshire, England, a 3,200 square foot facility in Castle Hill NSW, Australia, and a 4,700 square foot facility in Mississauga, Ontario, Canada. Manufacturing is currently carried out primarily in the Utah and Ireland facilities.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

UTMD's common stock trades on the NASDAQ Global Market (stock symbol: UTMD).  The following table sets forth the high and low sales price information as reported by NASDAQ for the periods indicated:

	2025		2024
	High	Low	High	Low
1st Quarter	$65.56	$55.81	$85.76	$68.00
2nd Quarter	57.99	51.26	71.55	65.91
3rd Quarter	64.22	54.60	77.33	65.60
4th Quarter	64.46	53.66	68.99	60.39

Stockholders.

The number of beneficial stockholders of UTMD’s common stock as of March 2, 2026 was at least 2,000.

Dividends.

The following sets forth cash dividends paid during the past two years:

Record Date	Payable Date	Per Share Amount
March 15, 2024	April 3, 2024	0.300
June 14, 2024	July 5, 2024	0.300
September 20, 2024	October 4, 2024	0.300
December 16, 2024	January 3, 2025	0.305
March 14, 2025	April 3, 2025	0.305
June 16, 2025	July 3, 2025	0.305
September 17, 2025	October 2, 2025	0.305
December 16, 2025	January 5, 2026	0.310
2024 total cash dividends paid per share		$ 1.2000
2025 total cash dividends paid per share		$ 1.2200

Issuer Purchases of Equity Securities.

In 2024, UTMD purchased 301,961 shares of its common stock for $19,968 including commissions and fees (an average price of $66.13/ share).  In 2025, UTMD purchased 148,935 shares of its common stock for $8,355 including commissions and fees (an average price of $56.10/ share.)

2025 Calendar Quarter	Shares Repurchased	Average Cost Per Share	Total Cost [K]
1Q 2025	54,267	$ 59.35	$ 3,221
2Q 2025	64,988	53.67	3,488
3Q 2025	11,729	55.67	653
4Q 2025	17,951	55.35	993
Year Total	148,935	$ 56.101	$ 8,355

As a subsequent event, through March 23, 2026 UTMD purchased 1,196 additional shares of its common stock for $67 including commissions and fees (an average price of $55.88/ share).

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

Overview.

   With some unexpected circumstances in 2025, Utah Medical Products, Inc (UTMD) did not achieve its beginning of year financial projections.  Nevertheless, the Company retained excellent profit margins, and increased its year-ending cash balances to $85.8 million despite paying $4.0 million in dividends to stockholders and repurchasing 4.5% (since the end of 2024) of its shares in the open market for $8.4 million.

   In 2025, income statement measures of Utah Medical Products, Inc. (Nasdaq: UTMD) consolidated financial performance were lower than in 2024, as follows.

Consolidated Income Statement	2025	2025 Compared to 2024	2024
Worldwide Revenues	$38,520	( 5.8%)	$40,903
Gross Profit	22,001	( 8.9%)	24,143
Operating Income	11,402	(16.1%)	13,594
Income Before Income Tax	14,110	(16.0%)	16,802
Net Income (US GAAP)	11,286	(18.7%)	13,874
Earnings Per Share (US GAAP)	$ 3.483	(12.1%)	$ 3.961

   Profit margins in 4Q and year 2025 were hampered by higher operating costs coupled with lower sales, as described later in this report:

	4Q 2025 (Oct – Dec)	4Q 2024 (Oct-Dec)	2025 (Jan–Dec)	2024 (Jan–Dec)
Gross Profit Margin (GP/ sales):	58.2%	58.1%	57.1%	59.0%
Operating Income Margin (OI/ sales):	27.0%	32.0%	29.6%	33.2%
Income Before Tax Margin (EBT/ sales):	34.3%	39.5%	36.6%	41.1%
Net Income Margin (NI/ sales):	28.4%	31.7%	29.3%	33.9%

Because revenue results for any given three-month period in comparison with a previous three-month period are not indicative of comparative results for the year as a whole, UTMD suggests that investors should focus primarily on the annual results in 2025.

   Focusing on the causes of the $2.4 million consolidated worldwide (WW) decline in annual revenues in 2025, the lower sales can be explained by the three following categories:

Revenue Category:	2025 Sales [million $]	2024 Sales [million $]	Decline [million $]	Portion of Total Decline
1)PendoTECH OEM	0.4	2.7	(2.3)	96%
2)China Deltran DPT Distributor	2.1	2.4	(0.3)	13%
3)WW Filshie	10.1	10.8	(0.7)	31%
Total Above:	12.6	15.9	(3.3)	140%
% of Total WW Revenues or Decline:	33%	39%	140%

   UTMD’s China distributor for Deltran blood pressure monitoring kits (Item 2), for which a non-changeable/noncancellable order in late 2024 for 2025 shipments was surprisingly cancelled just before the final shipment in 3Q 2025, resulted in $431 lower revenues than had been committed, and $310 lower sales than in 2024. Furthermore, $0.4 million of the $2.1 million sales in 2025 was written off in G&A expense as an uncollectible receivable.

    The decline in WW Filshie device revenues (item 3 above) can be divided into three parts:

Filshie Device Sales	2025 Sales [million $]	2024 Sales [million $]	Revenue Change [million $]	2025 Revenue Change from 2024
Domestic Direct (to U.S. medical facilities)	4.5	4.0	+0.5	+11%
OUS Direct (to medical facilities outside the U.S.)	4.5	5.3	(0.8)	( 16%)
OUS distributors	1.1	1.5	(0.4)	( 23%)
Total Filshie Revenues:	10.1	10.8	(0.7)	( 7%)

   OUS Direct Filshie revenues were sales by UTMD subsidiaries directly to medical facilities in the UK, France, Ireland, Canada, Australia and New Zealand. In contrast to a sales increase in the U.S., OUS Filshie sales were significantly lower.

   Because of additional cost-of-living adjustments for employees in 2025 and continued inflation in raw material costs, UTMD realized an expected decrease in its 2025 gross profit margin compared to 2024.  Notably though, UTMD was able to maintain its GP margin in 4Q 2025 consistent with 4Q 2024, in part due to the low gross profit margin of former sales to its China distributor which were absent in the 4Q of both years.

   Although WW operating expenses remained about the same as in the previous year, UTMD’s Operating Income margin in 2025 was lower than in 2024 as a result of lower sales. Legal costs associated with the Filshie clip litigation in the U.S., which are captured in G&A operating expenses, were $783 lower in 2025. But that benefit was more than offset by the following three unusual G&A expense elements: 1) recognition of $395 write-off of cancellation fees due from the China distributor, 2) recognition of a $195 loss from embezzled funds by UTMD’s Australia subsidiary manager, who pled guilty, but hasn’t repaid, and 3) a $100 increase in OUS G&A expenses relative to 2024 FX rates due to a much stronger EUR and GBP in 2025 relative to the USD.  The remaining $93 increase in WW operating expenses was due essentially to higher salaries and recorded noncash option expense for the same number of people.

   Non-operating income was lower primarily as a result of lower interest rates on UTMD’s higher cash balances. Year-to-year income tax provision rates varied as a result of the mix of pretax profits in various sovereignties, including truing up for prior tax provisions after actually filing in 2025.  EPS benefited from UTMD repurchasing over 4.5% of its shares during the year.

   Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of calendar year 2025 compared to the end of 2024, and the end of 3Q 2025 follow:

	12-31-25	12-31-24	Change	9-30-25	Change
GBP	1.3445	1.2521	7.4%	1.3442	-
EUR	1.1734	1.0351	13.4%	1.1733	-
AUD	0.6668	0.6183	7.8%	0.6613	0.8%
CAD	0.7291	0.6943	5.0%	0.7179	1.6%

Despite $3,983 in stockholder dividends and $8,355 in share repurchases in 2025, which reduced both cash and Stockholders’ Equity, measures of the Company’s liquidity and overall financial condition remained strong as of the end of 2025 compared to the end of 2024.  Because of the increase in cash, 2025 year-end working capital increased $2,570. The Company’s current ratio improved to 37.6 at the end of 2025 from 25.6 at the end of 2024. As a result of continued strong positive cash flow from normal operations, 2025 year-end Stockholders’ Equity increased $1,841 despite the $12,338 share repurchases and cash dividends. In comparison, UTMD paid $4,260 in stockholder cash dividends and made $19,968 in share repurchases in 2024. The Company also used $371 in cash in 2025 along with $231 in 2024 to invest in new manufacturing equipment and fixtures, as well as maintaining existing Property, Plant and Equipment (PP&E) in good working order. Two-year net capital expenditures for PP&E were $955 less than depreciation.

Productivity of Fixed Assets and Working Capital Assets.

Assets.

Year-end 2025 total consolidated assets were $122,542 comprised of $97,742 in current assets, $9,908 in consolidated net PP&E and $14,892 in net intangible assets.  This compares to $122,538 total assets at the end of 2024 comprised of $96,330 in current assets, $9,763 in consolidated net PP&E and $16,445 in net intangible assets. Total asset turns (total consolidated sales divided by average total assets for the year) in 2025 were 31% compared to 32% in 2024, reflecting the decrease in sales.

Current assets increased $1,412 due to the $2,780 increase in year-end cash and investments offset by $877 lower inventories and $573 lower accounts and other receivables. The remaining net increase was due to Other Current Assets $81 higher. Year-end 2025 and 2024 cash and investment balances were $85,756 and $82,976, representing 70% and 68% of total assets, respectively.  Net (after allowance for doubtful accounts) year-end trade accounts receivable (A/R) balances were $573 lower at the end of 2025 compared to 2024 because 4Q 2025 sales were $113 lower than in 4Q 2024 and days in receivables were also lower. Ending 2025 average days in A/R were 35 based on 4Q trade sales, instead of 40 days at the end of 2024. A/R over 90 days from invoice date declined to 2.2% of total A/R at the end of 2025 from 6.4% at the end of 2024.  The Company believes any older A/R will be collected or are within its reserve balances for uncollectible amounts. Inventories net of reserves for obsolescence at 2025 year-end were 10% lower from the end of 2024 when 2025 sales were just 6% lower.

Working capital (current assets minus current liabilities) at year-end 2025 was 3% higher at $95,144 compared to $92,574 at year-end 2024, primarily due to an increase in cash from profitable operations. The end of 2025 working capital exceeds UTMD’s needs for normal operations in an uncertain economic environment, funding of future organic growth and timely payment of accrued tax liabilities. Management believes that, despite the negative impact on Return on Stockholders’ Equity, retaining a high cash balance increases its likelihood of being able to allow for substantial funding of any future accretive acquisition without diluting stockholder interest, as well as repurchase of UTMD shares while paying a consistent dividend, and thus will leverage stockholder value in the long term.

December 31, 2025 net $9,908 total PP&E includes Utah, Ireland and England manufacturing molds, production tooling and equipment, test equipment, and product development laboratory equipment.  In addition, PP&E includes computers and software, warehouse equipment, furniture and fixtures, facilities and real estate for all five locations in Utah, Ireland, UK, Canada and Australia. Manufacturing facilities in Utah, Ireland and the UK are standalone buildings with a combined 220,000 square feet on 15 acres of land.  The distribution facilities in Australia and Canada with a combined 8,000 square feet are part of larger industrial condominiums.  Management estimates the fair market value of the five owned facilities to be at least $35 million excluding the contents, the fungible value of which increases stockholder enterprise value relative to most of UTMD’s industry peers which lease their facilities.

Compared to the end of 2024, ending 2025 net consolidated PP&E (depreciated book value of all fixed assets) increased $145 despite depreciation exceeding new capital expenditures by $455 because of the effect of foreign currency exchange (FX) rates on year-end foreign subsidiary asset balances, because at the end of 2025 compared to the end of 2024, the EUR was 13% higher, the GBP was 7% higher, the AUD was 8% higher and the CAD was 5% higher relative to the USD.

The following end-of-year FX rates to USD were applied to assets and liabilities of each applicable foreign subsidiary:

	12-31-25	12-31-24
EUR	1.1734	1.0351
GBP	1.3445	1.2521
AUD	0.6668	0.6183
CAD	0.7291	0.6943

The year-end 2025 net book value (after accumulated depreciation) of consolidated PP&E was 28% of purchase cost.  End-of-year PP&E turns (Net Sales divided by Net PP&E) was 3.9 in 2025 compared to 4.2 in 2024 due to 6% lower 2025 sales and higher USD-denominated asset values of foreign subsidiary assets. A future leverage in productivity of fixed assets will be a source of incremental profitability because assets will not have to be increased in proportion to new business activity.

Net intangible assets (after accumulated amortization) are comprised of the capitalized costs of obtaining patents and other intellectual property, as well as the value of identifiable intangible assets (IIA) and goodwill resulting from acquisitions. Net intangible assets were $14,892 (12% of total assets) at the end of 2025 compared to $16,445 (13% of total assets) at the end of 2024.  Per US GAAP, intangible assets are categorized as either 1) IIA, which are amortized over the estimated useful life of the assets, or 2) goodwill, which is not amortized or expensed until the associated economic value of the acquired asset becomes impaired. Those two categories of Femcare intangibles at year-end 2025 were net IIA of $457 and goodwill of $6,861. The accumulated amortization of Femcare IIA as of December 31, 2025 since the March 18, 2011 acquisition was $31,808. The remaining Femcare IIA will be fully amortized in 1Q 2026. The goodwill portion of intangible assets resulting from the Femcare acquisition, which is not amortized, increased $472 due to a stronger GBP FX rate at year-end. UTMD’s goodwill balance from prior acquisitions including Femcare, Columbia Medical, Gesco and Abcorp was $14,052 at the end of 2025.

Because the products associated with UTMD’s acquisitions of Columbia Medical in 1997, Gesco in 1998, Abcorp in 2004 and Femcare in 2011 continue to be viable parts of UTMD’s overall business, UTMD does not expect the current goodwill value associated with the four acquisitions to become impaired in 2026. Amortization of IIA was $2,126 in 2025 compared to $2,065 in 2024. The difference was predominantly due to the GBP FX rate difference for Femcare IIA amortization. The Femcare IIA amortization expense was the same in both 2025 and 2024 at £1,589.  But because of a difference in FX rates, the 2025 non-cash amortization expense of Femcare IIA was $2,095 compared to $2,030 in 2024. The 2026 non-cash amortization expense (included as part of consolidated G&A operating expenses) of Femcare IIA will be £340.

Liabilities.

As a reminder, payments for the Federal and State repatriation (REPAT) tax liability which resulted from the U.S. TCJA enacted in 2017 were 8% of the respective tax liability per year for the first five years, 15% in the sixth year, 20% in the seventh year and 25% in the eighth year. At the end of 2024, UTMD’s total remaining REPAT tax liability was $698. Calendar year 2025 represented the eighth year, so the end of 2024 liability was a current liability and no REPAT tax liability remains at the end of 2025.

Year-end 2025 current liabilities were $1,158 lower than at the end of 2024. In addition to the elimination of the $698 REPAT tax current liability at the end of 2024, 2025 year-end accrued liabilities were $676 lower due mainly to lower customer deposits and tax liabilities as a result of lower sales activity in 2025. Accounts payable, on the other hand, were $215 higher at the end of 2025, which was just a function of timing. UTMD pays its vendors promptly, well within agreed payment terms, in order to maintain good supplier relationships.

  Total liabilities were $1,837 lower at the end of 2025 compared to the end of 2024. The resulting 2025 year-end total debt ratio (total liabilities/ total assets) was just 3% compared to 4% at the end of 2024.  UTMD has no bank debt.

  The year-end 2025 Deferred Tax Liability balance created as a result of the fifteen-year deferred tax consequence of the amortization of Femcare’s IIA was $114, down from $604 at the end of 2024. The difference in the $490 book decline compared to the $524 tax effect of 25% (current UK tax rate) times $2,096 in 2025 amortization of Femcare IIA was due to the difference in the GBP FX rate on the remaining DTL balance at the end of 2025 as well as the USD/GBP currency exchange conversion of the IIA amortization during 2025. In addition to liabilities stated on the balance sheet, UTMD has operating lease and purchase obligations described in Note 14 and Note 12, respectively, to the financial statements.

Results of Operations.

a)Revenues.

Under accounting standards applicable for 2025, the Company believed that revenue should be recognized at the time of shipment as title generally passes to the customer at the time of shipment, or completion of services performed under contract.  Revenue recognized by UTMD is based upon documented arrangements and fixed contracts in which the selling price is fixed prior to acceptance and completion of an order.  Revenue from product or service sales is generally recognized at the time the product is shipped or service completed and invoiced, and collectability is reasonably assured. Over 99% of UTMD’s revenue is recognized at the time UTMD ships a physical device to a customer’s designated location, where the selling price for the item shipped was agreed prior to UTMD’s acceptance and completion of the customer order. There are no post-shipment obligations which have been or are expected to be material to financial results.

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

Terms of sale are established in advance of UTMD’s acceptance of customer orders. In the U.S., Ireland, UK, France, Australia, New Zealand and Canada, UTMD generally accepts orders directly from and ships directly to end-user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 15% of UTMD’s 2025 domestic end-user sales went through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale to end-user medical facilities are substantially the same in the U.S., Canada, Ireland, UK, France, Australia and New Zealand.

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

UTMD’s global consolidated trade sales are comprised of domestic and OUS sales. Domestic sales in 2025 included 1) direct domestic sales, sales of finished devices to end-user facilities and med/surg distributors in the U.S., and 2) domestic OEM sales, sales of components or finished products, which may not be medical devices, to other companies for inclusion in their products.  OUS sales are export sales from UTMD in the U.S. to customers outside the U.S. invoiced in USD, and sales from UTMD subsidiaries in Ireland, Canada, Australia and the UK which may be invoiced in EUR, GBP, CAD, AUD, NZD or USD.  The term “trade” means sales to customers which are not part of UTMD. Each UTMD manufacturing entity had 2025 intercompany sales of components and/or finished devices to other UTMD entities.

The following table shows the 2025 USD-denominated revenues by sales channel compared to 2024.  Because domestic sales in foreign countries were invoiced in native currencies, the comparison in USD terms includes the change in foreign currency translation (FX) rates. In other words, just the FX rate relative to the USD in 2025 compared to 2024 decreased Canada USD-denominated domestic sales by 2.3% and Australia sales by 2.5%. On the other hand, the FX rate differences increased Ireland and France domestic sales by 5.0% and UK domestic sales by 3.2%.

Revenue [USD denominated]	2025	2025 Compared to 2024	2024

U.S. domestic (excluding OEM)	$20,164	+6.9%	$18,855
Canada domestic	733	(23.3%)	955
Ireland domestic	453	(16.7%)	544
UK domestic	3,273	(4.3%)	3,420
France domestic	818	(25.1%)	1,092
Australia domestic	715	(17.5%)	866
Subtotal, Direct to End-User:	$26,156	+1.6%	$25,732
All Other OUS (Sales to Int’l Distributors)	9,767	(7.7%)	10,582
U.S. OEM Sales	2,597	(43.4%)	4,589
Worldwide Revenues	$38,520	(5.8%)	$40,903

   In summary, UTMD total worldwide (WW) consolidated USD sales in 2025 at $38,520 were $2,383 (5.8%) lower than in 2024 at $40,903. Consolidated sales including constant currency OUS sales (i.e. using the same FX rates as in the prior year) were 6.8% lower.  The decline can be explained primarily from three sales categories highlighted in the overview at the beginning of this Item 7, page 19: 1) an expected $2,295 (85%) decrease in OEM sales of biopharma pressure sensors and accessories to PendoTECH, reducing Ireland OUS sales $429 and U.S. OEM sales $1,866; 2) in other device sales excluding Filshie devices, an unexpected $310 (13%) lower UTMD Ltd (Ireland) sales to UTMD’s China distributor of blood pressure monitoring kits, which was $431 lower than its “non-changeable” 2025 annual order; and 3) $745 (7%) lower WW sales of Filshie Clip System devices.

   Looking forward to 2026 WW consolidated sales, OEM sales to PendoTECH and blood pressure monitoring kits to China are expected to be zero, compared to $2.5 million in 2025. Although UTMD plans with substantial uncertainty to offset those losses entirely with new product sales including sales to other biopharma customers, combining that with modest growth in organic device sales including domestic Filshie device sales, as well as improvement in OUS Filshie device sales, this will yield 2026 consolidated sales about the same as in 2025.

Domestic Sales.

   Domestic sales in the U.S. in 2025 were $22,761 compared to $23,444 in 2024, which was $683 (2.9%) lower than in 2024. The $1,866 lower domestic PendoTECH OEM sales were offset by $1,183 higher other domestic sales. Domestic Filshie device sales, representing 20% of domestic sales, were $436 (+10.8%) higher. The unit volume of Filshie clips sold was 12% higher. Domestic direct sales of other devices were $872 (+5.9%) higher, led by a 16% increase in domestic NICU device sales. All other U.S.OEM (not PendoTECH) sales in 2025, which fluctuate from year-to-year, were $125 lower than in 2024.

OUS Sales.

   OUS USD-denominated sales in 2025 were $1,700 (9.7%) lower at $15,758 compared to $17,458 in 2024. UTMD Ltd (Ireland) 2025 sales to PendoTECH which were zero in 2025 were $429 lower, and to its China distributor for pressure monitoring kits $310 lower. OUS Filshie device sales, both direct to OUS medical facilities and to OUS distributors combined, which are shipped from Ireland or the UK, were $1,181 lower. Sales of other UTMD devices to OUS distributors were $220 higher in 2025.

   Sales invoiced in foreign currencies, which were $11,388 when converted to USD, represented 72% of OUS sales and 30% of consolidated total sales. The stronger EUR and GBP added $397 in OUS foreign currency sales compared to constant currency terms.  FX rates for income statement purposes are transaction-weighted averages. The weighted-average FX rates from the applicable foreign currency to USD during 2025 and 2024 for revenue purposes follow:

	2025	2024	Change
GBP	1.3181	1.2772	+ 3.2%
EUR	1.1394	1.0846	+ 5.1%
AUD	0.6435	0.6600	( 2.5%)
CAD	0.7148	0.7313	( 2.3%)

   The combined weighted-average favorable FX impact on 2025 foreign currency OUS sales was 3.6%, increasing reported 2025 USD sales by $397 relative to the same foreign currency sales in 2024.  In constant currency terms, OUS sales in 2025 were 12.0% lower than OUS sales in 2024. The portion of OUS sales invoiced in foreign currencies in USD terms was 30% of total consolidated 2025 USD sales compared to 32% in 2024. Including the impact of changed FX rates, OUS 2025 direct to end-user sales by UTMD subsidiaries in USD terms were 13% lower.

Sales by Product Category

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

Global revenues by product category:

	2025	%	2024	%
Obstetrics	$3,998	10	$4,260	10
Gynecology/ Electrosurgery/ Urology	19,719	51	20,707	51
Neonatal	8,010	21	6,869	17
Blood Pressure Monitoring and Accessories*	6,793	18	9,067	22
Total:	$38,520	100	$40,903	100

OUS revenues by product category:

	2025	%	2024	%
Obstetrics	$764	5	$821	5
Gynecology/ Electrosurgery/ Urology	9,973	63	11,390	65
Neonatal	1,591	10	1,523	9
Blood Pressure Monitoring and Accessories*	3,430	22	3,724	21
Total:	$15,758	100	$17,458	100

*includes molded components and finished medical and non-medical devices sold to OEM customers.

   b)  Gross Profit.

   UTMD’s consolidated Gross Profit, the surplus after subtracting costs of manufacturing, which includes purchasing and transporting raw materials (along with applicable tariffs), forming components, assembling, inspecting, testing, packaging and sterilizing products, from net revenues, was $22,001 (57.1% of sales) in 2025 compared to $24,143 (59.0% of sales) in 2024. Gross Profit in 2025 was $2,142 (8.9%) lower with a 5.8% decrease in revenues.

The Gross Profit Margin (GPM) in 2025, which is Gross Profit divided by sales, although still healthy, contracted 1.9 percentage points from 2024, mainly due to the fact that many fixed manufacturing overhead costs increased as expected while sales decreased. Management did not reduce important manufacturing overhead resources in the same proportion as the 2025 decline in sales as doing so would have limited future UTMD capabilities to grow the Company. U.S. tariffs in 2025 were $140 (0.4%-points of consolidated sales) compared to $15 in 2024, representing about 20% of the margin change. Although supplier costs for raw materials overall continued to increase and the Company implemented further cost-of-living salary adjustments during 2025 for employees, management expects to be able to control the productivity of its variable manufacturing costs in 2026 consistent with the past.  Except for a late year increase in domestic Filshie device prices to help offset tariffs on Utah intercompany purchases of Filshie devices from its Ireland manufacturing subsidiary, UTMD did not increase prices to medical facilities in 2025. UTMD does not intend to increase prices to customers again in 2026, with the exception of specific custom OEM products. If the Company is successful in its objective to replace all of the lost China Deltran low GPM 2025 revenues and remaining 2025 PendoTECH revenues with new product revenues in 2026, the resulting 2026 GPM could expand a full percentage point higher than in 2025, resulting in a 2% increase in Gross Profit for the same level of revenues.

UTMD’s Ireland subsidiary’s (UTMD Ltd’s) 2025 Gross Profit was EUR 5,524 (12.1% lower) compared to EUR 6,283 in 2024 as total EUR revenues, including direct sales to France and intercompany sales of devices manufactured in Ireland, were 8.8% lower. The associated GPMs were 56.3% in 2025 and 58.4% in 2024. Femcare UK Gross Profit was GBP 1,440 in 2025 compared to GBP 1,579 in 2024. The 2025 UK GPM was 54.6% compared to 55.7% in 2024 while UK GBP sales including intercompany revenues were 7.0% lower. Femcare Australia and Femcare Canada are just distribution facilities for UTMD finished devices in their respective countries. Gross Profit is the result of subtracting intercompany purchase prices of devices, plus incoming freight, duties and applicable tariffs, from revenues. Australia 2025 Gross Profit was AUD 518 (46.0% of sales) compared to AUD 623 (46.9% of sales) in 2024. Canada 2025 Gross Profit was CAD 414 (40.4% of sales) compared to CAD 538 (41.2% of sales) in 2024. The GPMs in both Australia and Canada were diluted not only by higher overhead costs with lower sales, but also higher direct material costs resulting from weaker local currencies for devices purchased from the U.S., Ireland and the UK.  In the U.S., Gross Profit was $13,846 (1.0% lower) in 2025 compared to $13,991 in 2024 when revenues including intercompany sales were 3.8% lower. The U.S. GPM was 49.9% in 2025 compared to 48.5% in 2024. A summation of the above subsidiaries’ Gross Profit will not yield UTMD’s consolidated total Gross Profit because of the elimination of profit in inventory for intercompany sales.

c)Operating Income.

Operating Income results from subtracting Operating Expenses from Gross Profit. For the year 2025, Operating Income was $11,402 compared to $13,594 in 2024, a 16.1% decrease. The $2,192 decrease in Operating Income was from a combination of $2,142 lower Gross Profit with $50 higher Operating Expenses.

The UTMD Ltd (Ireland) Operating Income margin in 2025 was 48.4% compared to 54.4% in 2024. Femcare UK’s Operating Income margin per US GAAP, which includes the IIA amortization expense of the 2011 acquisition, was negative in both 2025 and 2024.  Femcare Australia’s 2025 US GAAP Operating Income margin was negative as a result of the recognition in 4Q 2025 of a $195 loss of funds embezzled by UTMD’s former Australia subsidiary manager, about which she admitted guilt and promised to repay, but in fact hasn’t yet, compared to 23.6% in 2024.  Femcare Canada’s 2025 Operating Income margin was 15.0% compared to 22.4% in 2024. UTMD’s 2025 Operating Income margin in the U.S. was 32.7% compared to 33.1% in 2024.  For clarity, in both 2025 and 2024 the Femcare IIA amortization expense hit the Femcare UK Operating Income margin.

Operating expenses include sales and marketing (S&M) expenses, product development (R&D) expenses and general and administrative (G&A) expenses. Consolidated WW operating expenses were $10,599 (27.5% of sales) in 2025 compared to $10,549 (25.8% of sales) in 2024. The following table provides a comparison of operating expense categories, as well as a further segmentation of G&A expenses:

	2025	2024
S&M expenses	$2,051	$1,901
R&D expenses	668	813
G&A expenses:
a) litigation expense provision	1,355	2,139
b) corporate legal	6	9
c) outside directors’ fees	164	149
d) stock option compensation	373	256
e) profit-sharing bonus accrual	524	589
f) outside accounting audit/tax	373	248
g) Femcare IIA amortization	2,096	2,030
h) property & liability insurance premiums	95	98
i) bad debt provision – China distributor cancellation fee	395	-
j) loss recognition – AUS manager embezzlement	195	-
k) all other G&A expenses	2,304	2,317
G&A expenses – total	7,880	7,835
Total Consolidated Operating Expense:	$10,599	$10,549
Percent of sales:	27.5%	25.8%

Description of Operating Expense Categories:

i) S&M expenses:

 S&M expenses are the costs of communicating UTMD’s differences and product advantages, providing training and other customer service in support of the use of UTMD’s solutions, attending clinical meetings and medical trade shows, administering customer agreements, advertising, processing orders and shipping, and paying commissions to outside independent representatives. In markets where UTMD sells directly to end-users, which in 2024-2025 included the U.S., Ireland, UK, Australia, New Zealand, France and Canada, the largest components of S&M expenses were the cost of customer service required to timely process orders and the distribution costs associated with shipping products.

S&M expenses in 2025 were $2,051 (5.3% of sales) compared to $1,901 (4.6% of sales) in 2024. The higher expenses were due to higher salaries from cost-of-living adjustments, $48 higher med/surg distributor fees in the U.S., $38 lower reimbursement of shipping fees in the U.S. and Ireland, and $25 higher advertising and trade show fees in the U.S. Consolidated OUS S&M expenses in 2025 compared to 2024 were increased by a net $9 from FX rate changes due to weaker USD when converting OUS EUR and GBP S&M expenses to USD.  UTMD plans to add marketing talent in the U.S. in 2026, with consolidated S&M expenses overall remaining less than 6% of projected revenues.

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

ii) R&D expenses:

R&D expenses in 2025 were $668 (1.7% of sales) compared to $813 (2.0% of sales) in 2024. R&D expenses include the costs of investigating clinical needs, developing innovative concepts, testing concepts for viability, validating methods of manufacture and materials, completing any necessary premarketing clinical trials, regulatory documentation and other activities required for design control, responding to customer requests for product enhancements, and assisting manufacturing engineering on an ongoing basis in developing new processes or improving existing processes. Product development (R&D) expenses declined in 2025 primarily as a result of higher costs of independent testing and validation of materials used in UTMD’s own biopharma sensors in 2024.  R&D also continued to play a significant role in manufacturing process improvements and quality assurance. UTMD expects R&D expenses in 2026 will again be between 1% and 2% of projected revenues.

iii)  G&A expenses:

The major year-to-year changes in Operating Expense were in the G&A expense category, although the total consolidated 2025 G&A expenses were just $45 higher than in 2024. G&A expenses in 2025 were $7,880 (20.5% of sales) compared to $7,835 (19.2% of sales) in 2024. G&A expenses include the “front office” functional costs of executive management and outside directors, finance and accounting, corporate information systems, human resources, stockholder relations, corporate risk management, corporate governance, protection of intellectual property, amortization of identifiable intangibles, litigation and other legal costs, and provision for bad debts.  The table above helps identify specific categories of G&A expenses which might be of interest to stockholders.

   Two unexpected 2025 G&A expense increases were 1) the 3Q bad debt write-off of the $395 balance of a cancellation fee charged UTMD’s China distributor for work-in-process and custom materials used solely for that customer, based on a non-changeable annual order commitment, the last shipment of which in 3Q 2025 was surprisingly cancelled before shipment, and 2) the recognition in 4Q 2025 of a $195 loss of funds embezzled by UTMD’s former Australia subsidiary manager, about which she admitted guilt and promised to repay, but in fact hasn’t repaid yet. In addition to the two “one-time” unusual G&A expenses of $590 in 2025, the FX impact of G&A expense OUS added another $100.

   Lower U.S. product liability lawsuit legal expenses, which were $783 lower for the year, offset the $690 unusual one-time expenses and FX rate impact.  U.S. Filshie product liability litigation expenses were $1,355 (3.5% of sales) in 2025 compared to $2,139 (5.2% of sales) in 2024. As of March 2026, fifteen of nineteen courts where cases have been filed around the country have dismissed the lawsuits. Three more are awaiting court decisions on UTMD summary judgment motions. If a summary judgment motion is denied, the case would go to trial. No case has gone to trial as yet. While there are currently fewer active cases, and thus less discovery and motion work anticipated in 2026, any case that must go to trial could drive up 2026 litigation expenses significantly.

   Otherwise, cost of living salary increases for all G&A employees except the CEO made up the remaining increase in 2025 G&A expenses.

   With respect to the $100 FX impact on G&A expenses, a stronger GBP added $84 for the year 2025, $65 of which was just the FX change impact on the same GBP Femcare IIA amortization expense as in the prior year. A stronger EUR added $21, offset by $5 lower OUS G&A expenses in Australia and Canada for slightly weaker AUD and CAD.  Prediction of future FX rates is too uncertain to project looking forward, so UTMD’s 2026 financial projections in this report assume the same currency exchange rates in 2026 as near the end of 2025.  However, since the substantial GBP Femcare IIA amortization expense goes away after 1Q 2026, the FX impact of GBP/USD currency exchange rates in 2026 should be much less.

    A division of G&A expenses by location follows:

G&A Exp Location	2025 [$K]	% of ’25 Sales	2024 [$K]	% of ’24 Sales
UK IIA Amort	2,096	5.4	2,031	5.0
UK Other	743		724
USA	3,881		4,477
IRE	767		364
AUS	266		115
CAN	127		124
Total G&A Exp	7,880	19.2	7,835	19.2

   In summary, looking forward to 2026, with expected revenues about the same, a one-percentage point GPM expansion, litigation expenses no higher than in 2025 and Femcare IIA amortization expenses complete after 1Q 2026, UTMD management projects Operating Income should increase 15-18%.

d)Non-operating income/ Non-operating expense and Income Before Taxes (EBT).

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

i)  Net non-operating income.  Net non-operating income (combination of non-operating income and non-operating expense) was $2,707 in 2025 and $3,208 in 2024. A description of components of UTMD’s non-operating income or expense follows:

1)  Interest Expense.  There was no interest expense in 2025 or 2024.  Absent an acquisition or very large repurchase of shares that requires new borrowing, UTMD does not expect any interest expense in 2026.

2)  Investment of excess cash.  Consolidated investment income (including gains and losses on sales of investments) was $2,807 in 2025 compared to $3,367 in 2024. Average cash balances in 2025 were about $5 million lower than in 2024, and average interest rates were also lower. UTMD is projecting current interest rates to decline further in 2026, leading to a decrease in non-operating interest income. For purposes of providing an estimate of 2026 financial results, management has included approximately $400 less in interest income as realized in 2025.

3)  Excise Tax on Share Repurchases. As part of the 2022 Inflation Reduction Act, the U.S. government enacted a new 1% excise tax on publicly-traded company share repurchases.  This non-operating expense first impacted UTMD in 2024. The excise tax was $84 in 2025 and $200 in 2024.

4)  Royalties.  Royalties in 2025 were $20 compared to $15 in 2024. Presently, there is only one arrangement which began in 2020 under which UTMD is receiving royalties on its technology.

5)  Gains/ losses from remeasured currency in bank accounts. UTMD recognized a $23 loss in 2025 compared to a $1 gain in 2024 from gains/losses on remeasured foreign currency bank balances.  EUR currency cash balances in the UK, and GBP currency cash bank balances in Ireland, are subject to remeasured currency translation gains/ losses as a result of period-to-period changes in FX rates.

6)  Other non-operating income or expense.  Income received from renting unused warehouse space in Ireland and parking lot space in Utah for a cell phone tower, offset by bank fees, and other miscellaneous non-operating expenses resulted in net non-operating expense of $13 in 2025 compared to a net non-operating income of $25 in 2024.

ii)  Income Before Taxes (EBT).  EBT results from adding net non-operating income or subtracting net non-operating expense from Operating Income. Consolidated EBT was $14,110 (36.6% of sales) in 2025 compared to $16,802 (41.1% of sales) in 2024. The lower consolidated 2025 EBT was consistent with the lower Operating Income.

The 2025 EBT of UTMD Ltd. (Ireland) was €4,515 (46.0% of sales) compared to €5,648 (52.5% of sales) in 2024. Ireland had a disproportionate decline in EBT because it manufactures and sells all of the DPT kits sold to UTMD’s China distributor, and it lost all of its previous PendoTECH demand in 2025. Femcare Ltd.’s (UK) 2025 EBT was (£1,688) compared to (£2,815) in 2024. Femcare Ltd. supports worldwide regulatory requirements in addition to, according to US GAAP, absorbing the IIA amortization expense of the 2011 Femcare Group acquisition. As the developer and legal manufacturer of the Filshie Clip System, Femcare Ltd. is the corporate entity ultimately liable for Filshie product liability claims. In both 2025 and 2024, Utah Medical Products, Inc (Utah corporation parent of Femcare Ltd) transferred the U.S. Filshie litigation expenses to Femcare Ltd. which explains the large year-to-year loss in UK EBT. On a consolidated financial basis, it makes no difference which corporate entity absorbs the expense, except in Net Income when income tax rates vary sovereignty to sovereignty. Femcare AUS’s 2025 EBT was (AUD 85) compared to AUD 364 (27.4% of sales) in 2024. The AUD 302 write-off of the embezzlement by Femcare AUS’s manager caused the loss. Femcare Canada’s 2025 EBT was CAD 148 (14.5% of sales) compared to CAD 289 (22.1% of sales) in 2024.  In addition to the embezzlement in AUS, the EBT declines in both the Australia and Canada distribution entities were due to both lower Filshie device sales and lower profit margins. Since they purchase finished devices in EUR and USD from other UTMD entities, and their native currencies were weaker, their GPMs decreased.

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

	2025	2024
EBT	$14,110	$16,802
Depreciation Expense	826	730
Femcare IIA Amortization Expense	2,096	2,030
Other Non-Cash Amortization Expense	30	35
Stock Option Compensation Expense	373	256
Remeasured Foreign Currency Balances	23	(1)
UTMD non-US GAAP EBITDA:	$17,458	$19,852

   UTMD’s adjusted consolidated EBITDA as a percentage of sales was 45.3% for the year 2025 compared to 48.5% in 2024.  Management believes that this operating performance metric provides meaningful supplemental information to both management and investors and confirms UTMD’s ongoing excellent financial performance.

   In summary, UTMD’s 2025 non-US GAAP EBITDA declined 12.1% compared to 2024.  With the foregoing assumptions for 2026 financial performance in mind, despite Femcare IIA amortization expense approximately $1.6 million lower in 2026, the non-US GAAP EBITDA metric in 2026 is expected to also be in the range of $17-18 million.

e)Net Income, Earnings Per Share (EPS) and Return on Equity (ROE).

i) Net Income

Net Income results after subtracting a provision for estimated income taxes from EBT. UTMD’s Net Income in 2025 was $11,286 (29.3% of sales) compared to $13,874 (33.9% of sales) in 2024. The lower Net Income margin in 2025 was due to a lower EBT margin as well as a higher average consolidated income tax provision rate. UTMD’s average consolidated income tax provision rates were 20.0% in 2025 and 17.4% in 2024.

   In general, year-to-year fluctuations in the combined average income tax provision rate will result from variation in EBT contribution from subsidiaries in jurisdictions with different corporate income tax rates. Taxes in foreign subsidiaries are based on taxable EBT in those sovereignties, which can be different from the contribution to consolidated EBT per US GAAP.  UTMD estimates, barring any new tax law changes which are currently unknown, assuming an adjusted EBT mix, that its combined income tax rate for 2026 will also be in the 20% range, yielding Net Income approximately 14-15% higher than in 2025.

   The UK had a corporate income tax rate of 25% for 2025 and 2024.  The UK also allowed a tax deduction for sales of UK patented products which varied from year-to-year based on somewhat complicated rules which are sorted out for UTMD by independent UK tax specialists. The corporate income tax rate for AUS was 30% for both 2025 and 2024. The income tax rate for Canada was about 27.5% for both years. Profits of the Ireland subsidiary were taxed at a 12.5% rate on exported manufactured products, and a 25% rate on rental and other types of income including income from sales of medical devices in Ireland domestically.  U.S. federal corporate income taxes are not 21% of U.S. EBT as set by the 2017 Tax Cuts and Jobs Act, as income taxes paid to the State are a deductible expense for Federal tax purposes, other expenses such as the excise tax on share repurchases and stock option compensation expense are not deductible, and there remains an R&D tax credit along with other credits, not to mention a special GILTI tax related to foreign income and FDII tax credit related to profits on export sales. Utah state income taxes remain at a 4.95% rate.

ii) Earnings Per Share (EPS)

EPS are Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).  Diluted EPS in year 2025 were $3.483 compared to $3.961 in 2024, a 12.1% decrease. The decrease in EPS was less than the 18.7% decrease in Net Income as a result of share repurchases. Diluted shares were 3,329,927 for the year 2025 compared to 3,503,165 in 2024. Dilution for “in the money” unexercised options for both years 2025 and 2024 was zero. Actual outstanding common shares as of December 31, 2025 were 3,186,221 compared to 3,335,156 at the end of 2024. Although the Company is interested in continuing share repurchases when the stock appears undervalued, without additional repurchases in 2026 UTMD expects an increase in 2026 EPS in the range of 14-16%, yielding a target north of $4.00/ share.

iii) Stockholder Return on Equity (ROE)

Maximizing ROE remains a key management objective for UTMD in order to grow performance without diluting stockholder interest. ROE is the quotient of Net Income divided by average Stockholders’ Equity, but more specifically it is the product of the Net Income margin, productivity of assets and financial leverage. UTMD’s high Net Income margin is the primary factor that continues to drive its ROE, with low financial leverage and decreasing asset productivity as cash balances grow. Cash dividends to stockholders and repurchase of shares, on the other hand, help in lowering average Stockholders’ Equity, reducing the denominator in calculating ROE. Building cash balances that increase Stockholders’ Equity, without proportionately increasing Net Income, reduces ROE. UTMD’s 2025 ROE before stockholder dividends was 9.4%.  In comparison, 2024 ROE was 11.3%.

The lower 2025 ROE compared to 2024 was the result of 18.7% lower Net Income. ROE declined just 16.8% due to the $8,355 reduction in Stockholders’ Equity in 2025 from share repurchases. Average Stockholders’ Equity in 2025 was $118,348 compared to $122,870 in 2024. From a longer-term perspective, UTMD’s Stockholders’ Equity almost tripled over the last fourteen years to $119 million at the end of 2025 from $41 million at the end of 2011. This was achieved despite reducing Stockholders’ Equity by returning $61 million in dividends to stockholders, plus $44 million in share repurchases over that same period of time. UTMD’s average ROE over the last 10 years was 15%, and over the last 33 years was 23%.

Looking forward to 2026, UTMD expects at a high level of probability that it will not obtain any revenues from its previous OEM customer PendoTECH or its previous China distributor for BPM kits.  The combined 2025 revenues to those two customers were $2,458, or 6.4% of consolidated 2025 sales.  Management is focused on obtaining revenue growth in other areas to offset those losses, and achieve the same revenues in 2026 as in 2025.  But the projection of new revenue growth is at a lower level of certainty than the projected losses.

    On the positive side, if replacing those lost revenues is achieved, it is likely that UTMD’s GPM can improve by about one percentage point relative to 2025, as the previous device sales to UTMD’s China distributor were at its lowest GPM.  From an operating expense perspective, the U.S. Filshie product liability litigation dark cloud remains not fully resolved, so UTMD is conservatively planning about the same $1.3 million litigation expense in 2026 as in 2025, although this might be a source of upside change in Operating Income as 14 of the 19 courts have already dismissed the lawsuits in UTMD’s favor. Litigation expense is included in G&A expenses which reduce UTMD’s Operating Income.  The largest Operating Expense positive change in 2026 will be from the fact that the identifiable intangible asset (IIA) amortization expense associated with the 2011 acquisition of Femcare becomes fully amortized in 1Q 2026. This G&A expense has previously reduced UTMD’s Operating Income by over $2 million per year for the last nearly 15 years.  UTMD’s G&A expense from the previous amortization of Femcare IIA will be $1.6 million lower in 2026 than in 2025.

But the gains in 2026 quarterly financial performance relative to the same quarter in the prior year will not be spread evenly. The 2025 revenues which will be lost in 2026 were in the first part of 2025, and the 2026 gains in new revenues are likely to come in the latter part of 2026. UTMD expects that 1Q 2026 in particular will continue to demonstrate substantially negative comparative results.  For one thing, the final Femcare IIA amortization expense will all be in 1Q 2026. Based on those thoughts and targeted outcomes, although with a high level of uncertainty, management is estimating that UTMD’s consolidated EPS in 2026 will once again be north of $4.00/ share.  In any event, UTMD expects to continue to operate at a high level of relative profitability and positive cash generation, and utilize its cash trove opportunistically to achieve an accretive acquisition or repurchase shares in a way that maximizes long-term stockholder value.

Liquidity and Capital Resources

Cash Flows.

Net cash provided from operating activities in 2025 totaled $14,692 compared to $14,831 in 2024. Although a similar net amount of cash was provided in both years, there were several differences which largely offset each other.  In 2025 relative to 2024, the cash generated by Net Income was $2,589 lower and the reduction in deferred income taxes was $300 higher, together generating $2,889 less cash than in 2025. On the other side, a $371 greater provision for losses on accounts receivable together with a $2,085 greater reduction in non-cash working capital from three sources helped provide more cash than was provided in 2025. The three sources were a $338 decrease in trade accounts receivable compared to an $835 increase in 2025, a $608 greater decrease in inventories and a $211 increase in accounts payable rather than a $73 decrease in the prior year.

In investing activities, during 2025 UTMD used $371 in capital expenditures to purchase new molds and manufacturing equipment and fixtures for expanded capabilities as well as to maintain and improve existing operating capabilities, compared to investing $231 in 2024. The 2024 expenditures were partly offset by $27 in proceeds from the sale of used equipment. In 2024, UTMD also invested $5 in intangible assets. Capital expenditures in 2025 were $455 less than depreciation.

In 2025, no employee options were exercised.  In 2024 UTMD received $390 and issued 7,592 shares of stock upon the exercise of employee stock options. Option exercises in 2024 were at an average price of $51.39 per share. The Company received a $20 tax benefit from option exercises in 2024. UTMD repurchased 148,935 shares of its stock in the open market during 2025 at an average cost of $56.10 per share.  UTMD repurchased 301,961 shares of its stock in the open market during 2024 at an average cost of $66.13 per share.  The total cost of repurchasing shares was $8,355 in 2025 compared to $19,968 in 2024.  As a subsequent event in 2026 as of March 23, UTMD has repurchased another 1,196 shares of its stock in the open market at an average cost of $55.88 per share. During 2024, 2025 and to date in 2026, the Company repurchased 12.2% of outstanding shares net of 2024 employee option exercises.

UTMD did not borrow in the years 2025 and 2024. Cash dividends paid to stockholders were $3,983 in 2025 compared to $4,260 in 2024. The amount of cash used for dividends was lower despite an approximate 2% higher dividend per share, as a result of the share repurchases.

Management believes that future income from operations and effective management of working capital will continue to provide the liquidity internally needed to finance growth plans.  In an uncertain economic environment, UTMD’s cash balances allow management to operate with the long-term best interest of stockholders in mind.  Planned 2026 capital expenditures for ongoing operations are expected to not be more than depreciation of PP&E, although additional capital expenditure opportunities that benefit future growth will always be considered.

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

Management's Outlook.

UTMD remains small compared to other medical device companies with which it competes, but its employees are experienced and remain diligent in their work. UTMD’s passion is in providing differentiated clinical solutions that will help improve the outcomes of medical procedures and reduce health risks, particularly for women and their babies.

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

In 2026, UTMD plans to

1) realize new sales of a line of high-pressure process control transducer configurations directly to biopharmaceutical manufacturers;

2)regain OUS business which has been hindered by recent U.S. government trade policies;

3)substantially bring the Filshie Clip System product liability lawsuits in the U.S. to a favorable conclusion;

4)introduce additional products helpful to clinicians through product development;

5)continue to achieve excellent overall financial operating performance;

6)utilize positive cash generation to continue providing cash dividends to stockholders and make open market share repurchases if/ when the UTMD share price seems undervalued; and

7)remain vigilant for affordable accretive acquisition opportunities which may be brought about by difficult economic conditions.

The Company has a fundamental focus to do an excellent job in meeting clinicians’ and patients’ needs, while providing stockholders with excellent returns.  In the combined form of cash dividends and share repurchases, UTMD “returned” $12,338 (109% of Net Income) in 2025 to stockholders compared to $24,228 (175% of Net Income) in 2024.

In 2025, the value of UTMD’s stock declined 9%, ending the year at $55.96/ share, while $1.22 in cash dividends/ share were paid to stockholders. The DJIA, S&P 500 and NASDAQ Composite (where UTMD is traded) indices were all higher in 2025, respectively by 13%, 16% and 20%.

In comparison in 2024, the value of UTMD’s stock declined 27%, ending the year at $61.47/ share, while $1.20 in cash dividends/ share were paid to stockholders. The DJIA, S&P 500 and NASDAQ Composite (where UTMD is traded) indices were all higher in 2024, respectively by 13%, 23% and 29%.

It is safe to say that UTMD’s stock has substantially underperformed the stock market recently. In contrast to the last two years’ performance, combining share price appreciation and a capital allocation strategy that includes opportunistic share repurchases with steadily growing quarterly cash dividends paid to stockholders since 2004, long-term UTMD stockholders have however experienced excellent returns.  UTMD management is committed to recapture the longer-term performance.

Off Balance Sheet Arrangements

None

Contractual Obligations

The following is a summary of UTMD’s significant contractual obligations and commitments as of December 31, 2025:

Contractual Obligations and Commitments	Total	2026	2027- 2028	2029- 2030	2031 and thereafter
Long-term debt obligations	$-	$-	$-	$-	$-
Operating lease obligations	314	67	110	98	39
Purchase obligations	4,026	3,965	61	-	-
Total	$4,340	$4,032	$171	$98	$39

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had manufacturing operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), and in England denominated in the British Pound (GBP). UTMD also has trading activities in the U.S. and in subsidiaries in other countries denominated in the USD, EUR, GBP, the Australian Dollar (AUD) and the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8522, .9661 and .9042 EUR per USD as of December 31, 2025, 2024 and 2023, respectively.  Exchange rates were .7438, .7987 and .7850 GBP per USD as of December 31, 2025, 2024 and 2023, respectively. Exchange rates were 1.4997, 1.6172 and 1.4652 AUD per USD on December 31, 2025, 2024 and 2023, respectively. Exchange rates were 1.3715, 1.4403 and 1.3204 CAD per USD on December 31, 2025, 2024, and 2023, respectively. Please see note 1 in Item 8 below under “Translation of Foreign Currencies” for more information.  UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, or by converting currencies as transactions occur.

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

The Company’s management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

By:	/s/ Brian L. Koopman
Brian L. Koopman
Principal Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Utah Medical Products, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Utah Medical Products, Inc (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We did not audit portions of the consolidated financial statements for Femcare Group Limited, a wholly owned subsidiary. The portions not audited by us include assets of $19,121,662 and $19,723,338 as of December 31, 2025 and 2024, respectively and total revenues of $4,205,594 and $4,500,153 and $4,581,877 for the years ended December 31, 2025, 2024, and 2023, respectively. Those portions of the consolidated financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as they relate to the amounts included for Femcare Group Limited, is based solely on the reports of the other auditors.

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

Evaluation of income taxes

Description of the Matter:

As discussed in Note 1 to the consolidated financial statements, the Company operates in many parts in the world through its subsidiaries. The Company, or one of its subsidiaries, will file a tax return in the U.S. federal jurisdiction, in the United Kingdom, in Australia, in Ireland, and in Canada. Due to the complexity with dealing in multiple currencies/countries, along with the various tax laws and significant management judgment, we believe the account to be a critical audit matter.

How We Addressed the Matter in Our Audit:

We evaluated the appropriateness and consistency of management’s methods and assumptions used in the identification, recognition, measurement, and disclosures of its taxes. We performed a walkthrough of the processes and controls over the income tax process. We read and evaluated management’s documentation, including relevant accounting policies and information obtained by management from the outside tax specialists engaged to assist with their taxes. We identified and evaluated the reasonableness of significant assumptions in the provision and evaluated for potential bias. We verified the account balances, reperformed the provision calculation of deferred tax assets and liabilities and verified all tax rates used.

/s/ Haynie & Company

Salt Lake City, Utah

March 27, 2026

We have served as the Company’s auditor since 2018.

PCAOB # 457

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Utah Medical Products, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheets of Femcare Group Limited (the Company), including its subsidiaries, as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for dispatching goods and raising invoices to customers. We tested a sample of orders during the year to establish that these were dispatched and invoiced.  We evaluated the Company’s determination of the recoverability of any unpaid receivables at 31 December 2025.

We also identified the assessment of the valuation of intangible assets as a critical audit matter. Intangible assets are valued at cost and amortised using the straight-line method over the useful economic life of the asset. Goodwill is carried at cost and tested for impairment annually. We identified the valuation of intangible assets and goodwill as a critical audit matter due to their materiality to the financial statements. We reviewed and tested the Company’s calculations in respect of amortisation and evaluated the Company’s determination of the carrying value as at 31 December 2025.

NORTONS ASSURANCE LIMITED

We have served as the Company’s auditor since 2011.

Reading, United Kingdom

27 March 2026

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(In thousands)

	2025	2024
ASSETS
Current assets:
Cash	$85,756	$82,976
Accounts and other receivables, net (note 2)	3,522	4,094
Inventories (note 2)	7,935	8,812
Prepaid expenses and other current assets	529	448
Total current assets	97,742	96,330

Property and equipment, net (notes 4 and 10)	9,908	9,763
Goodwill	14,052	13,580
Other intangible assets (note 2)	55,941	53,772
Other intangible assets - accumulated amortization	(55,101)	(50,907)
Other intangible assets - net (note 2)	840	2,865
Total assets	$122,542	$122,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$911	$696
Accrued expenses (note 2)	1,687	3,061
Total current liabilities	2,598	3,757
Long term lease liability	225	282
Deferred tax liability - intangible assets	114	603
Deferred income taxes (note 7)	337	469
Total liabilities	3,274	5,111

Commitments and contingencies (notes 6 and 12)	-	-

Stockholders' equity:
Common stock, $0.01 par value; 50,000 shares authorized, issued 3,186 shares in 2025 and 3,335 shares in 2024	32	33
Accumulated other comprehensive loss	(9,416)	(11,908)
Additional paid-in capital	-	-
Retained earnings	128,652	129,302
Total stockholders' equity	119,268	117,427

Total liabilities and stockholders' equity	$122,542	$122,538
See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
Years ended December 31, 2025, 2024 and 2023
(In thousands, except per share amounts)

	2025	2024	2023
Sales, net (notes 1, 3, 9 and 11)	$38,520	$40,903	$50,224
Cost of goods sold	16,519	16,760	20,186
Gross profit	22,001	24,143	30,038

Operating expense:
Sales and marketing	2,051	1,901	1,685
Research and development	668	813	560
General and administrative	7,880	7,835	11,016
Operating income	11,402	13,594	16,777

Other income (expense):
Dividend and interest income	2,808	3,367	3,036
Royalty income (note 12)	20	15	20
Other, net	(120)	(174)	256
Income before provision for income taxes	14,110	16,802	20,089

Provision for income taxes (note 7)	2,824	2,928	3,454
Net income	$11,286	$13,874	$16,635

Earnings per common share (basic) (note 1):	$3.48	$3.96	$4.58

Earnings per common share (diluted) (note 1):	$3.48	$3.96	$4.57

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$2,492	$(1,249)	$1,381
Total comprehensive income	$13,778	$12,625	$18,016
See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$11,286	$13,874	$16,635
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	826	730	623
Amortization	2,126	2,065	5,692
Provision for losses on accounts receivable	367	(4)	(33)
Amortization of operating lease assets	56	51	53
Deferred income taxes	(659)	(359)	(693)
Stock-based compensation expense	373	256	225
Tax benefit attributable to exercise of stock options	-	21	12
(Increase) decrease in:
Accounts receivable	338	(835)	2,270
Other receivables	(5)	54	-
Inventories	1,195	587	(670)
Prepaid expenses and other current assets	(54)	(32)	45
Increase (decrease) in:
Accounts payable	211	(73)	(456)
Accrued expenses	(1,368)	(1,504)	(1,422)
Net cash provided by operating activities	14,692	14,831	22,281

Cash flows from investing activities:
Capital expenditures for:
Property and equipment	(371)	(230)	(639)
Intangible assets	-	(5)	-
Proceeds from the sale of property and equipment	-	27	-
Net cash (used in) investing activities	(371)	(208)	(639)

Cash flows from financing activities:
Proceeds from issuance of common stock - options	-	390	117
Common stock purchased and retired	(8,355)	(19,968)	-
Dividends paid	(3,983)	(4,260)	(4,282)
Net cash (used in) financing activities	(12,338)	(23,838)	(4,165)

Effect of exchange rate changes on cash	797	(677)	339

Net increase (decrease) in cash and cash equivalents	2,780	(9,892)	17,816

Cash at beginning of year	82,976	92,868	75,052

Cash at end of year	$85,756	$82,976	$92,868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$4,003	$4,638	$4,827
Interest	-	-	-
See accompanying notes to financial statements.

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended December 31, 2025, 2024 and 2023
(In thousands)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2022	3,628	$36	$252	$(12,039)	$126,006	$114,255

Shares issued upon exercise of employee stock options for cash	2	-	117	-	-	117
Stock option compensation expense	-	-	225	-	-	225
Common stock purchased and retired	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	1,381	-	1,381
Common stock dividends	-	-	-	-	(4,300)	(4,300)
Net income	-	-	-	-	16,635	16,635
Balance at December 31, 2023	3,630	$36	$594	$(10,658)	$138,341	$128,313

Shares issued upon exercise of employee stock options for cash	8	-	390	-	-	390
Stock option compensation expense	-	-	256	-	-	256
Common stock purchased and retired	(302)	(3)	(1,239)	-	(18,726)	(19,968)
Foreign currency translation adjustment	-	-	-	(1,249)	-	(1,249)
Common stock dividends	-	-	-	-	(4,189)	(4,189)
Net income	-	-	-	-	13,874	13,874
Balance at December 31, 2024	3,335	$33	$-	$(11,907)	$129,302	$117,428

Shares issued upon exercise of employee stock options for cash	-	-	-	-	-	-
Stock option compensation expense	-	-	373	-	-	373
Common stock purchased and retired	(149)	(1)	(373)	-	(7,981)	(8,355)
Foreign currency translation adjustment	-	-	-	2,492	-	2,492
Common stock dividends	-	-	-	-	(3,955)	(3,955)
Net income	-	-	-	-	11,286	11,286
Balance at December 31, 2025	3,186	$32	$-	$(9,416)	$128,652	$119,268

See accompanying notes to financial statements.

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

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

The Company's customer base consists of hospitals, medical device distributors, physician practices and others directly related to healthcare providers, as well as other manufacturing companies. Although the Company is affected by the well-being of the global healthcare industry, management does not believe significant trade receivable credit risk exists at December 31, 2025 except under an extreme global financial crisis.

The Company maintains its cash in bank deposit accounts in addition to Fidelity Investment money market accounts.  The Company has not experienced any losses in such accounts and believes it is not exposed to a significant credit risk on cash and cash equivalent balances.

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

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

Intangible Assets

Costs associated with the acquisition of patents, trademarks, trade names, customer relationships, regulatory approvals & product certifications, license rights and non-compete agreements are capitalized, and are being amortized using the straight-line method over periods ranging from 5 to 20 years. UTMD’s goodwill is tested for impairment annually, in the fourth quarter of each year, in accordance with ASC 350. UTMD also performs impairment tests contemporaneously, if circumstances change that would more than likely reduce the fair value of goodwill below its net book value.  If UTMD determines that its goodwill is impaired, a second step is completed to measure the amount of the impairment loss. UTMD does not expect its goodwill to become impaired in the foreseeable future.  Estimated future amortization expenses on intangible assets held as of December 31, 2025, using the 2025 year-end 1.3445 USD/GBP and .6668 USD/AUD currency exchange rates, is about $433 in 2026, $12 in 2027, $10 in 2028, $9 in 2029, and $9 in 2030 (see note 2).

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Note 1 – Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At December 31, 2025, the Company has stock-based employee compensation plans, which are described more fully in note 8.  The Company accounts for stock compensation under ASC 718, Share-Based Payment.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors. In 2025, the Company recognized $373 in stock-based compensation cost compared to $255 in 2024 and $225 in 2023.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and any related penalties in income taxes. The Company did not have any tax penalties in 2025, 2024 or 2023.

Legal Costs

The Company has been involved in lawsuits which are an expected consequence of its operations and in the ordinary course of business.  The Company maintains a reserve for legal costs which are probable and estimated based on previous experience and known risk.  The reserve for legal costs at December 31, 2025 and 2024 was $68 and $111, respectively (see note 2).

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

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

The shares (in thousands) used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	2025	2024	2023
Weighted average number of shares outstanding – basic	3,240	3,503	3,629
Dilutive effect of stock options	-	-	8
Weighted average number of shares outstanding, assuming dilution	3,240	3,503	3,637

Presentation of Sales and Similar Taxes

Sales tax on revenue-producing transactions is recorded as a liability when the sale occurs.  UTMD is not required to withhold sales tax on OUS sales, and at least 90% of domestic 2025 sales were to customers who are tax exempt or who are in jurisdictions where UTMD is not required to withhold sales tax.

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

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Note 2 – Detail of Certain Balance Sheet Accounts

	December 31,
	2025	2024
Accounts and other receivables:
Accounts receivable	$4,035	$4,239
Accrued interest and other	2	(2)
Less allowance for doubtful accounts	(515)	(143)
Total accounts and other receivables	$3,522	$4,094

Inventories:
Finished products	$1,223	$1,913
Work-in-process	1,627	1,414
Raw materials	5,085	5,485
Total inventories	$7,935	$8,812

Goodwill:
Balance as of January 1	$13,580	$13,692
Effect of foreign exchange	472	(112)
Subtractions as a result of impairment	-	-
Total Goodwill as of December 31	$14,052	$13,580

Other Identifiable Intangible Assets:
Patents	$2,220	$2,210
Non-compete agreements	134	125
Trademarks & trade names	9,865	9,205
Customer relationships	9,613	8,952
Distribution agreements	21,000	21,000
Right-of-Use Asset	286	338
Regulatory approvals & product certifications	12,823	11,942
Total Other Identifiable Intangible Assets	55,941	53,772
Accumulated amortization	(55,101)	(50,907)
Other Identifiable Intangible Assets, Net	$840	$2,865

Accrued expenses:
Income taxes payable (receivable)	$(909)	$(153)
Payroll and payroll taxes	853	1,148
Reserve for litigation costs	68	111
Other	1,675	1,955
Total accrued expenses	$1,687	$3,061

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Note 3 – Quarterly Results of Operations (Unaudited)

	Unaudited Quarterly Data for 2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$9,710	$9,953	$9,812	$9,044
Gross Profit	5,538	5,595	5,604	5,264
Net Income	3,041	3,048	2,631	2,565
Earnings Per Common Share (Diluted)	0.92	0.94	0.82	0.80

	Unaudited Quarterly Data for 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$11,340	$10,400	$10,005	$9,157
Gross Profit	6,766	6,253	5,802	5,323
Net Income	3,956	3,453	3,563	2,902
Earnings Per Common Share (Diluted)	1.09	0.98	1.03	0.86

	Unaudited Quarterly Data for 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$12,520	$12,866	$12,505	$12,333
Gross Profit	7,843	7,739	7,359	7,098
Net Income	4,214	4,200	3,935	4,287
Earnings Per Common Share (Diluted)	1.16	1.15	1.08	1.18

Note 4 – Property and Equipment

Property and equipment consists of the following:

	December 31,
	2025	2024
Land	$1,697	$1,604
Buildings and improvements	14,385	13,539
Furniture, equipment and tooling	19,055	18,527
Construction-in-progress	110	19
Total	35,247	33,689
Accumulated depreciation	(25,339)	(23,926)
Property and equipment, net	$9,908	$9,763

Included in the Company’s consolidated balance sheet are the assets of its manufacturing and administrative facilities in Utah, Canada, England, Australia and Ireland.  Property and equipment, by geographic area, are as follows:

	December 31, 2025
	U.S. & Canada	England & Australia	Ireland	Total
Land	$621	$673	$403	$1,697
Buildings and improvements	6,675	3,332	4,378	14,385
Furniture, equipment and tooling	16,033	763	2,259	19,055
Construction-in-progress	109	-	1	110
Total	23,438	4,768	7,041	35,247
Accumulated depreciation	(19,401)	(1,888)	(4,050)	(25,339)
Property and equipment, net	$4,037	$2,880	$2,991	$9,908

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Note 4 – Property and Equipment (continued)

	December 31, 2024
	U.S. & Canada	England & Australia	Ireland	Total
Land	$621	$627	$356	$1,604
Buildings and improvements	6,576	3,101	3,862	13,539
Furniture, equipment and tooling	15,842	710	1,975	18,527
Construction-in-progress	19	-	-	19
Total	23,058	4,438	6,193	33,689
Accumulated depreciation	(18,930)	(1,587)	(3,409)	(23,926)
Property and equipment, net	$4,128	$2,851	$2,784	$9,763

Note 5 – Long-term Debt

None in 2025 and 2024.

Note 6 – Commitments and Contingencies

Purchase Obligations

The Company has obligations to purchase raw materials for use in its manufacturing operations.  The Company has the right to make changes in, among other things, purchase quantities, delivery schedules and order acceptance.

Product Liability

The Company is self-insured for product liability risk. “Product liability” is an insurance industry term for the cost of legal defense and damages awarded to patients allegedly injured as a result of use of a company’s product.  The Company maintains a reserve to cover product liability litigation expenses and possible damages consistent with its experience going back decades. Although product liability litigation expenses at $1,355 in 2025, $2,139 in 2024 and $1,660 in 2023 were high relative to history, they were not material to overall consolidated financial results.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations are immaterial, no warranty reserve was made at December 31, 2025 or December 31, 2024.

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

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Note 7 – Income Taxes

Deferred tax assets (liabilities) consist of the following temporary differences:

	December 31,
	2025	2024	2023
Inventory write-downs and differences due to UNICAP	$254	$270	$110
Allowance for doubtful accounts	76	29	31
Accrued liabilities and reserves	43	50	90
Depreciation and amortization	(861)	(1,451)	(1,673)
Deferred income taxes, net	$(488)	$(1,102)	$(1,442)

The components of income tax expense are as follows:

	Years ended December 31,
	2025	2024	2023
Current
Federal	$2,645	$2,250	$2,298
State	474	504	439
Foreign	319	515	1,338
Total Current	3,438	3,268	4,075
Deferred
Federal	(44)	110	(190)
State	(10)	65	(45)
Foreign	(559)	(516)	(387)
Total Deferred	(614)	(340)	(621)
Total Income Tax Expense	$2,824	$2,928	$3,454

Income tax expense differed from amounts computed by applying the statutory federal rate to pretax income as follows:

			Years ended December 31,
	2025	Percent	2024	Percent	2023	Percent
Federal income tax expense at the statutory rate	$2,477	21.00%	$2,794	21.00%	$2,346	21.00%
State income taxes	428	3.63%	504	3.79%	439	3.93%
Foreign income taxes (blended rate)
Ireland	602	5.10%	802	6.03%	1,070	9.58%
United Kingdom	(839)	(7.11)%	(922)	(6.93)%	(353)	(3.16)%
Other Foreign Jurisdictions	(3)	(0.03)%	119	0.89%	233	2.09%
Tax Credits
Research and development tax credits	(15)	(0.13)%	(18)	(0.13)%	(3)	(0.03)%
Non-taxable or Non-deductible items
Tax-exempt income	(165)	(1.40)%	(201)	(1.51)%	(195)	(1.75)%
Other	30	0.25%	31	0.23%	33	0.29%
Other Adjustments
Section 965 Tax	353	2.99%
Other Adjustments	(43)	(0.37)%	(182)	(1.36)%	(117)	(1.04)%
Total	$2,824	23.94%	$2,928	22.01%	$3,454	30.92%

The domestic and foreign components of income before income tax expense were as follows:

	Years ended December 31,
	2025	2024	2023
Domestic	$11,798	$13,306	$11,170
Foreign	2,312	3,496	8,919
Total	$14,110	$16,802	$20,089

Note 7 – Income Taxes (continued)

Income Taxes Paid (Net of refunds received):

	Years ended December 31,
	2025	2024	2023
Federal	$2,904	$2,937	$2,040
State
Utah	670	701	556
Other	11	11	12
Foreign
Ireland	517	781	1,110
Other	201	248	365
Total	$4,302	$4,678	$4,083

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Note 8 – Options

The Company has stock option plans which authorize the grant of stock options to eligible employees, directors and other individuals to purchase up to an aggregate of 275 thousand shares of common stock, of which 121 thousand are outstanding as of December 31, 2025.  All options granted under the plans are granted at current market value at the date of grant, and may be exercised between six months and ten years following the date of grant.  The plans are intended to advance the interest of the Company by attracting and ensuring retention of competent directors, employees and executive personnel, and to provide incentives to those individuals to devote their utmost efforts to the advancement of stockholder value.  Changes in stock options were as follows:

	Shares	Price Range
	(000’s)	Per Share
2025
Granted	24	$58.10	$58.10
Expired or canceled	0.7	77.07	82.60
Exercised	-	-	-
Total outstanding at December 31	121	58.10	82.60
Total exercisable at December 31	65	58.10	82.60

2024
Granted	25	$64.09	$64.09
Expired or canceled	3	49.18	82.60
Exercised	8	49.18	58.50
Total outstanding at December 31	98	58.50	82.60
Total exercisable at December 31	52	58.50	82.60

2023
Granted	19	$77.07	$77.07
Expired or canceled	0.4	77.05	77.05
Exercised	2	49.18	77.05
Total outstanding at December 31	84	49.18	82.60
Total exercisable at December 31	50	49.18	82.60

For the years ended December 31, 2025, 2024 and 2023, the Company reduced current income taxes payable by $0, $20 and $12, respectively, for the income tax benefit attributable to sale by optionees of common stock received upon the exercise of stock options.

Stock-Based Compensation

In 2025, the Company recognized $373 in equity compensation cost, compared to $255 in 2024 and $225 in 2023.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years ended December 31,
	2025	2024	2023
Expected dividend amount per quarter	$0.3250	$0.3150	$0.3090
Expected stock price volatility	31.08%	31.21%	31.67%
Risk-free interest rate	3.76%	4.23%	4.75%
Expected life of options	5.9 years	5.8 years	5.6 years

The per share weighted average fair value of options granted during 2025 is $16.74, 2024 is $19.77 and in 2023 is $25.09.

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Note 8 – Options (continued)

All UTMD options vest over a four-year service period.  At December 31, 2025 there was $1,014 total unrecognized compensation expense related to non-vested stock options under the plans. A $442 portion of the cost is expected to be recognized over the next twelve months, and the remaining $572 recognized over the next 4 years. Expected dividend amounts were estimated based on the actual cash dividend rate at the time the options were granted and an estimate of future dividends based on past dividend rate changes as well as management’s expectations of future dividend rates over the expected holding period of the options.  Expected volatility is based on UTMD’s historical volatility over recent periods of time and trends in that volatility, giving weight to more recent periods.  Risk free interest rates were estimated based on actual U.S. Treasury Securities Interest rates as reported by the Federal Reserve Bank for periods of time equivalent to the holding periods estimated for the options on the dates the options were granted.  Expected term of options were estimated based on historical holding periods for similar options previously granted by UTMD to employees and directors.

The following table summarizes information about stock options outstanding at December 31, 2025:

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
Range of			Actual	Contractual	Average		Average
Exercise			Number	Life	Exercise	Number	Exercise
Prices			Outstanding	(Years)	Price	Exercisable	Price
$58.10	-	64.09	53,375	8.54	$60.90	11,125	$61.59
74.64	-	77.07	47,810	5.36	76.60	38,660	76.48
82.60	-	82.60	19,900	6.78	82.60	14,925	82.60
$58.10	-	82.60	121,085	6.99	$70.66	64,710	$75.33

	2025	2024	2023
Intrinsic Value of Stock Options Exercised	$-	$77	$31
Intrinsic Value of Stock Options Outstanding	-	-	814

Note 9 – Geographic Information

The Company had sales in the following geographic areas based on the customer’s country of domicile:

	2025	2024	2023
United States	$22,761	$23,873	$30,413
Europe	7,928	8,705	8,918
Other	7,831	8,325	10,893

Note 10 – Long-lived Assets by Geographic Area

The Company’s long-lived assets by geographic area were as follows:

	2025	2024	2023
United States	$10,972	$11,124	$11,462
England	9,979	11,445	13,838
Ireland	3,022	2,827	2,963
Australia	296	290	336
Canada	531	523	589

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Note 11 – Revenues by Product Category and Geographic Region

Global revenues by product category:

	2025	2024	2023
Obstetrics	$3,998	$4,260	$4,592
Gynecology/ Electrosurgery/ Urology	19,719	20,707	22,300
Neonatal	8,010	6,869	6,863
Blood Pressure Monitoring and Accessories	6,793	9,067	16,469
Total:	$38,520	$40,903	$50,224

Included in the Global revenues (above) were OUS revenues by product category:

	2025	2024	2023
Obstetrics	$ 764	$ 821	$ 1,041
Gynecology/ Electrosurgery/ Urology	9,973	11,390	11,992
Neonatal	1,591	1,523	1,678
Blood Pressure Monitoring and Accessories	3,430	3,724	7,309
Total:	$ 15,758	$ 17,458	$ 22,020

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

In 2025, 2024 and 2023, UTMD received royalties of $20, $15 and $20, respectively, for the use of intellectual property.

UTMD had $4,340 in operating lease and purchase commitments as of December 31, 2025.

Note 13 – Employee Benefit Plans

The Company sponsors a contributory 401(k) savings plan for U.S. employees, and contributory retirement plans for Ireland, UK, Australia and Canada employees.  The Company’s matching contribution is determined annually by the board of directors.  Company contributions were approximately $211, $209 and $184 for the years ended December 31, 2025, 2024 and 2023, respectively.

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Note 14 – Leases

UTMD has operating leases for a portion of its parking lot at its Midvale facility and an automobile at its Ireland facility.  The remaining lease term on the parking lot is less than 6 years, and on the automobile is 18 months.  There are no options to extend or terminate the leases.  The parking lot lease contains a provision that requires an adjustment every five years to the lease payment based on the change in the Consumer Price Index.  This adjustment occurred in 2021 requiring an increase of $87 to the value of the right-of-use asset and lease liabilities. UTMD has no other leases yet to commence.  As neither lease contains implicit rates, UTMD’s incremental borrowing rate, based on information available at adoption date, was used to determine the present value of the leases.

Operating lease costs for the years ended December 31, 2025, 2024, and 2023 were $67, $66, and $65, respectively.

Supplemental balance sheet information related to operating leases was as follows (in thousands):

As of December 31, 2025
Operating lease right-of-use assets	$286
Operating lease liabilities, current (included in Accrued Expenses)	60
Operating lease liabilities, long-term	226
Total operating lease liabilities	$286

Maturities of operating lease liabilities at December 31, 2025 were as follows (in thousands):	As of December 31, 2025
2026 (less imputed interest)	$60
2027 (less imputed interest)	56
2028 (less imputed interest)	45
2029 (less imputed interest)	46
2030 (less imputed interest)	47
Thereafter (less imputed interest)	32
Total lease payments	$307
Less: imputed interest	(21)
Total lease liabilities	$286

The following table provides information on the lease terms and discount rates:

Weighted-average remaining lease term (in years)	5.1
Weighted-average discount rate	4.1%

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

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

Note 16 - Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 2025.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	2025	2024	2023
Numerator (in thousands)
Net income	11,286	13,874	16,635

Denominator
Weighted average shares, basic	3,240	3,503	3,629
Dilutive effect of stock options	-	-	8
Diluted shares	3,240	3,503	3,637

Earnings per share, basic	3.48	3.96	4.58
Earnings per share, diluted	3.48	3.96	4.57

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

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Revenues	38,520	40,903	50,224
Less:
Standard cost of sales	13,829	13,406	17,400
Other cost of sales	2,690	3,353	2,786
Gross Profit	22,001	24,143	30,038
Gross Profit Margin	57.1%	59.0%	59.8%

Sales & Marketing	2,051	1,901	1,685
Research & Development	668	813	560
Litigation Fees	1,355	2,139	1,660
Amortization	2,126	2,065	5,692
Other General & Administrative	4,399	3,631	3,664
Operating Income	11,402	13,594	16,777
Operating Income Margin	29.6%	33.2%	33.4%

Other Income
Interest income	2,808	3,367	3,036
Other income (expense)	(100)	(159)	276
Income before income taxes	14,110	16,802	20,089
Provision for income taxes	2,824	2,928	3,454
Net Income	11,286	13,874	16,635

See the consolidated financial statements for other financial information regarding the Company’s operating segment.

Utah Medical Products, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2025, 2024 and 2023

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction.  ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.  The Company adopted ASU 2023-09 effective January 1, 2025 and elected to apply the new disclosure requirements retrospectively to all periods presented.  Accordingly, prior-year income tax disclosures have been updated to conform to the new guidance. See Note 7.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. This ASU clarifies and modernizes the accounting for costs related to internal-use software by removing references to prescriptive and sequential software development states and clarifies the threshold entities apply to begin capitalizing costs. Additionally, this ASU specifies that the disclosures in Subtopic 360-10, Property, Plant and Equipment - Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements. This ASU is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of adopting ASU 2025-06.

Note 19 – Subsequent Events

The Company evaluated its December 31, 2025 financial statements for subsequent events through the date the financial statements were issued.  The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.  After December 31, 2025 through March 24, 2026, the Company made additional repurchases of 1,196 shares of its stock in the open market for $67, at an average price of $55.88 per share.

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

During 2025, UTMD evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, UTMD’s Chief Executive Officer and Principal Financial Officer concluded that, as of December 31, 2025, its disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 31, 2025.  Management's report appears on page 34 of this Form 10-K under the caption "Management's Report on Internal Control Over Financial Reporting" and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting.

There have been no changes in UTMD’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2025, and there were no material weaknesses.

ITEM 9B – OTHER INFORMATION

Rule 10b5-1 Trading Plans.

During 2025, none of UTMD’s directors or executive officers adopted a Rule 10b5-1 trading plan, and none of UTMD’s directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C – DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information from the definitive proxy statement of the registrant for the 2026 annual meeting of stockholders under the captions,

•“PROPOSAL NO. 1. ELECTION OF DIRECTORS: General,” and “Directors and Nominees,”

•“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS,” and

•“EXECUTIVE OFFICER COMPENSATION: 2025 Director Compensation,”

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

ITEM 11 - EXECUTIVE COMPENSATION

The information from the definitive proxy statement of the registrant for the 2026 annual meeting of stockholders under the captions,

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

The information from the definitive proxy statement of the registrant for the 2026 annual meeting of stockholders under the captions,

•“SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN PERSONS” and

•“DISCLOSURE RESPECTING THE COMPANY’S EQUITY COMPENSATION PLANS”

is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information from the definitive proxy statement of the registrant for the 2026 annual meeting of stockholders under the captions,

•“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”

•“BOARD OF DIRECTORS AND OTHER BOARD COMMITTEE REPORTS: Director Independence”

is incorporated herein by reference.

The information from the definitive proxy statement of the registrant for the 2026 annual meeting of stockholders in the first paragraph under the caption, “Report of the Audit Committee” is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information from the definitive proxy statement of the registrant for the 2026 annual meeting of stockholders under the caption “PROPOSAL NO 2. RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM: Fees billed by Haynie & Company,” “Audit Committee Policy and Approval,” and “Auditor Independence” are incorporated herein by reference.

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

3.Exhibits.

Exhibit #	Title of Document	Location
3.1	Articles of Restatement of the Articles of Incorporation	Incorporated by Reference (1)
3.2	Articles of Correction to the Restated Articles of Incorporation	Incorporated by Reference (1)
3.3	Bylaws	Incorporated by Reference (2)
10.1	Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (3)
10.2	Amendment, effective May 15, 1998, to Employment Agreement dated December 21, 1992 with Kevin L. Cornwell*	Incorporated by Reference (3)
10.3	Utah Medical Products, Inc. 2013 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (4)
10.4	Utah Medical Products, Inc., 2023 Employees’ and Directors’ Incentive Plan*	Incorporated by Reference (5)
19.1	Insider Trading Policy	Incorporated by Reference (6)
21.1	Subsidiaries of Utah Medical Products, Inc.	This filing
23.1	Consent of Haynie & Company, UTMD’s independent auditors for the years ended December 31, 2025 and December 31, 2024	This filing
23.2	Consent of Nortons Assurance Limited, Femcare Group Limited’s independent auditors for the years ended December 31, 2025 and December 31, 2024	This filing
31.1	Certification of CEO pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	This Filing
32.1	Certification of CEO pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This Filing
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	Incorporated by Reference (6)
101.ins	XBRL Instance Document	This Filing
101.xsd	XBRL Taxonomy Extension Schema Document	This Filing
101.cal	XBRL Taxonomy Extension Calculation Linkbase Document	This Filing
101.def	XBRL Taxonomy Extension Definition Linkbase Document	This Filing
101.tab	XBRL Taxonomy Extension Label Linkbase Document	This Filing
101.pre	XBRL Taxonomy Extension Presentation Linkbase Document	This Filing

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

(6)Incorporated by reference from the Company’s annual report on form 10-K filed with the Commission for the year ended December 31, 2024.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned this 27th day of March 2026.

UTAH MEDICAL PRODUCTS, INC.

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of March 2026.

By:	/s/ James H. Beeson
James H. Beeson, Director

By:	/s/ Kevin L. Cornwell
Kevin L. Cornwell, Director

By:	/s/ Ernst G. Hoyer
Ernst G. Hoyer, Director

By:	/s/ Paul O. Richins
Paul O. Richins, Director

By:	/s/ Carrie Leigh
Carrie Leigh, Director

By:	/s/ Kevin Timken
Kevin Timken, Director