Form 10-Q
period 2026-03-31
UTAH MEDICAL PRODUCTS INC
filed 2026-05-12
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 11, 2026: 3,184,025.

2

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
MARCH 31, 2026 AND DECEMBER 31, 2025
(in thousands)
	(unaudited)	(audited)
	MARCH 31, 2026	DECEMBER 31, 2025
ASSETS
Current assets:
Cash & Investments	$87,406	$85,756
Accounts & other receivables, net	3,636	3,522
Inventories	8,722	7,935
Other current assets	614	529
Total current assets	100,378	97,742
Property and equipment, net	9,721	9,908
Goodwill	13,919	14,052
Other intangible assets	55,298	55,941
Other intangible assets - accumulated amortization	(54,934)	(55,101)
Other intangible assets, net	364	840
Total assets	$124,382	$122,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,194	$911
Accrued expenses	2,311	1,687
Current portion of notes payable	-	-
Total current liabilities	3,505	2,598
Notes payable	-	-
Deferred tax liability - Femcare IIA	-	114
Other long term liabilities	-	-
Long-term lease liability	210	225
Deferred income taxes	294	337
Total liabilities	4,009	3,274

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued and outstanding - March 31, 2026, 3,184 shares and December 31, 2025, 3,186 shares	32	32
Accumulated other comprehensive loss	(9,919)	(9,416)
Additional paid-in capital	-	-
Retained earnings	130,260	128,652
Total stockholders' equity	120,373	119,268

Total liabilities and stockholders' equity	$124,382	$122,542
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025
(in thousands, except per share amounts)
(unaudited)
	THREE MONTHS ENDED
	MARCH 31,
	2026	2025
Sales, net	$8,722	$9,710

Cost of goods sold	3,440	4,172
Gross profit	5,282	5,538

Operating expense
Selling, general and administrative	2,563	2,231
Research & development	154	154
Total operating expenses	2,717	2,385
Operating income	2,565	3,153

Other income	617	705
Income before provision for income taxes	3,182	3,858

Provision for income taxes	578	817
Net income	$2,604	$3,041

Earnings per common share (basic)	$0.82	$0.92
Earnings per common share (diluted)	$0.82	$0.92

Shares outstanding (basic)	3,185	3,310
Shares outstanding (diluted)	3,185	3,310

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$(503)	$718
Total comprehensive income	$2,101	$3,759

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025
(in thousands - unaudited)
	MARCH 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,604	$3,041
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	211	200
Amortization	462	509
Provision for losses on/(recovery of) accounts receivable	(5)	(9)
Amortization of Right-of-Use Assets	15	12
Deferred income taxes	(157)	(209)
Stock-based compensation expense	120	82
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(130)	12
Inventories	(830)	275
Prepaid expenses and other current assets	(92)	(26)
Accounts payable	284	217
Accrued expenses	627	360
Total adjustments	505	1,423
Net cash provided by operating activities	3,109	4,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(130)	(184)
Net cash provided by/(used in) investing activities	(130)	(184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchased and retired	(128)	(3,221)
Payment of dividends	(989)	(1,017)
Net cash used in financing activities	(1,117)	(4,238)

Effect of exchange rate changes on cash	(212)	307
Net increase in cash and cash equivalents	1,650	349
Cash at beginning of period	85,756	82,976
Cash at end of period	$87,406	$83,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$30	$46
Cash paid during the period for interest	$-	$-
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2026 and 2025
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2025	3,186	$32	$-	$(9,416)	$128,652	$119,268
Stock option compensation expense	-	-	120	-	-	120
Common stock purchased and retired	(2)	(0)	(120)	-	(8)	(128)
Foreign currency translation adjustment	-	-	-	(503)	-	(503)
Common stock dividends	-	-	-	-	(987)	(987)
Net income	-	-	-	-	2,604	2,604
Balance at March 31, 2026	3,184	$32	$-	$(9,919)	$130,260	$120,373
Balance at December 31, 2024	3,335	$33	$-	$(11,908)	$129,302	$117,427
Stock option compensation expense	-	-	82	-	-	82
Common stock purchased and retired	(54)	(1)	(82)	-	(3,138)	(3,221)
Foreign currency translation adjustment	-	-	-	718	-	718
Common stock dividends	-	-	-	-	(1,001)	(1,001)
Net income	-	-	-	-	3,041	3,041
Balance at March 31, 2025	3,281	$33	$-	$(11,190)	$128,204	$117,047

UTAH MEDICAL PRODUCTS, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(1)The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States.  These statements should be read in conjunction with the financial statements and notes included in the Utah Medical Products, Inc. ("UTMD" or "the Company") annual report on Form 10-K for the year ended December 31, 2025.  In the opinion of management, the accompanying financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  Currency amounts are in thousands except per-share amounts and where noted.

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

(3)Inventories at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Finished goods	$1,560	$1,223
Work-in-process	1,848	1,627
Raw materials	5,314	5,085
Total	$8,722	$7,935

(4)Stock-Based Compensation. At March 31, 2026, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended March 31, 2026 and March 31, 2025, the Company recognized $120 and $82, respectively, in stock-based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2025 or March 31, 2026.

(6) 1Q 2026 global revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$754	$151	$905
Gynecology/Electrosurgery/Urology	2,694	2,534	5,228
Neonatal	1,338	232	1,570
Blood Pressure Monitoring and Accessories	774	245	1,019
Total	$5,560	$3,162	$8,722

7) Earnings Per Share. Basic earnings per share were calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during each applicable period.  Diluted earnings per share were calculated by assuming the exercise of stock options at the closing price of stock at the end of first quarter 2026 and 2025, as applicable. The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

	Three months ended March 31
(in thousands)	2026	2025
Numerator
Net income	2,604	3,041
Denominator
Weighted average shares, basic	3,185	3,310
Dilutive effect of stock options	-	-
Diluted shares	3,185	3,310
Earnings per share, basic	$0.82	$0.92
Earnings per share, diluted	$0.82	$0.92

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

The following table presents selected financial information with respect to the Company’s single operating segment for the quarters ended March 31, 2026 and March 31, 2025:

	Quarter Ended March 31,
	2026	2025
Revenues	8,722	9,710
Less:
Standard cost of sales	2,749	3,656
Other cost of sales	691	516
Gross Profit	5,282	5,538
Gross Profit Margin	60.6%	57.0%
Sales & Marketing	519	500
Research & Development	154	154
Litigation Fees	441	316
Amortization	462	509
Other General & Administrative	1,141	906
Operating Income	2,565	3,153
Operating Income Margin	29.4%	32.5%
Other Income
Interest income	631	737
Other income (expense)	(14)	(32)
Income before income taxes	3,182	3,858
Provision for income taxes	578	817
Net Income	2,604	3,041

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its March 31, 2026 financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2025 provided a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three-month period in comparison with a previous three-month period may not be indicative of comparative results for the year as a whole.  Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in the first quarter (1Q) of 2026 compared to 1Q 2025 were as follows:

	1Q 2026	1Q 2025	change
Net Sales	$ 8,722	$ 9,710	(10.2%)
Gross Profit	5,282	5,538	(4.6%)
Operating Income	2,565	3,154	(18.7%)
Income Before Tax	3,182	3,859	(17.5%)
Net Income	2,604	3,041	(14.4%)
Earnings per Share (diluted)	$0.818	$0.919	(11.0%)

Profit margins in 1Q 2026 compared to 1Q 2025 follow:

	1Q 2026 (JAN – MAR)	1Q 2025 (JAN – MAR)
Gross Profit Margin (Gross Profit/ sales):	60.6%	57.0%
Operating Income Margin (Operating Income/ sales):	29.4%	32.5%
EBT Margin (Profits before Income Taxes/ sales):	36.5%	39.7%
Net Income Margin (Profit after Taxes/ sales):	29.9%	31.3%

Consolidated sales in 1Q 2026 were $987 lower than in 1Q 2025. As expected and previously reported, UTMD did not have any 1Q 2026 sales to its previous largest medical device distributor of blood pressure monitoring kits in China, or to its previous OEM customer, PendoTECH.  The combined sales to those two entities in 1Q 2025 were $857, representing 87% of the lower 1Q 2026 sales. Although overall domestic sales were about the same in both 1Q 2026 and 2025, sales outside the U.S. (OUS) excluding the China distributor were another $176 lower, due to lower Filshie Clip System sales OUS.

Using the same foreign currency exchange (FX) rates for sales not invoiced in USD, i.e. in “constant currency” terms, OUS sales would have been an additional $169 lower because of a weaker USD. FX rates for income statement purposes are transaction-weighted averages.

The average FX rates from the applicable foreign currency to USD during 1Q 2026 and 1Q 2025 follow:

	1Q 2026	1Q 2025	Change
GBP	1.348	1.261	+6.9%
EUR	1.165	1.073	+8.5%
AUD	0.698	0.628	+11.1%
CAD	0.730	0.697	+4.7%

UTMD’s 1Q 2026 Gross Profit at $5,282 was $256 lower than 1Q 2025 Gross Profit of $5,538. The 4.6% lower Gross Profit was less than the 10.2% decline in sales as a result of a more favorable product mix and a yearly one-time adjustment to standard costs which increased inventory value. Historically, sales to UTMD’s largest OUS distributor in China had a significantly lower Gross Profit Margin (GPM), Gross Profit/Revenues, than UTMD’s average GPM.  Although manufacturing overhead costs were higher, which should lower the GPM when sales are lower, UTMD continues to effectively manage its variable manufacturing expenses.

Consolidated worldwide (WW) Operating Income, which is Gross Profit less Operating Expense (OE), in 1Q 2026 at $2,565 (29.4% of sales) was $588 lower than 1Q 2025 Operating Income of $3,154 (32.5% of sales).  Operating Income was $332 lower in addition to the $256 lower Gross Profit, due to $127 higher litigation expenses, $147 higher employee health care costs in U.S. General and Administrative (G&A) expense and $65 higher same foreign currency exchange rate of OUS OE due to a weaker USD.  In the aggregate, the components of WW OE in USD terms were Product Development (R&D) expenses about the same, Sales & Marketing (S&M) expenses $19 higher and G&A expenses $314 higher than in 1Q 2025, respectively.

Income Before Tax (EBT) declined more than the $588 lower Operating Income because net non-operating income (NOI) in 1Q 2026 was just $617 compared to $705 in 1Q 2025. The lower NOI was due to lower interest earned on cash balances. Combining the $588 lower Operating Income with the about $89 lower NOI yielded 1Q 2026 EBT $677 (17.5%) lower than in 1Q 2025. UTMD’s EBT Margin (EBT/sales) was 36.5% in 1Q 2026 compared to 39.7% in 1Q 2025.

UTMD’s consolidated income tax provision rate in 1Q 2026 was 18.2% compared to 21.2% in 1Q 2025. An EBT mix difference among subsidiary sovereignties caused the provision rate difference. The basic corporate income tax rate for the U.S. (including Utah state income tax) is 25.45% and for Ireland on EBT from exports is 12.5%. The lower income tax provision rate offset the 17.5% lower EBT, resulting in 1Q 2026 Net Income that was 14.4% lower than in 1Q 2025. Fewer outstanding shares as a result of UTMD’s share repurchases further reduced the decline in 1Q 2026 earnings per share (EPS), which is Net Income/diluted number of outstanding shares, to be just 11.0% lower than in 1Q 2025. During the four calendar quarters following the end of 1Q 2025, UTMD repurchased 96,864 of its shares in the open market. There was no dilution from outstanding employee stock options for purposes of calculating diluted EPS in either 1Q 2026 or 1Q 2025.  In income statement summary, with revenues declining 10.5% in 1Q 2026 compared to 1Q 2025, EPS declined 11.0%.

UTMD’s March 31, 2026 Balance Sheet, in the absence of debt, remained strong. After using $9.5 million in cash during the most recent twelve-month period to make share repurchases, pay stockholder dividends and purchase new equipment, UTMD’s March 31, 2026 cash equivalent balances were $4.1 million higher than at March 31, 2025. Ending 1Q 2026 cash equivalent balances were about $1.7 million higher than three months earlier at December 31, 2025.  Stockholders’ Equity at $120.4 million improved $1.1 million at the end of 1Q 2026 from three months earlier, despite the fact that dividends and share repurchases reduce Stockholders’ Equity.

FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2026 and the end of 1Q 2025 follow:

	3-31-26	3-31-25	Change
GBP	1.318	1.289	2.3%
EUR	1.152	1.079	6.7%
AUD	0.685	0.624	9.9%
CAD	0.717	0.695	3.0%

b)Revenues

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  In the U.S., Ireland, UK, Canada, Australia and New Zealand, UTMD generally accepted orders directly from and shipped directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale during both 1Q 2026 and 1Q 2025.  UTMD may have separate discounted pricing agreements with a specific clinical facility or group of affiliated facilities based on volume of purchases.  Pricing agreements which are documented arrangements with clinical facilities, or groups of affiliated facilities, if applicable, are established in advance of orders accepted or shipments made. For existing customers, past actual shipment volumes typically determine the fixed price by part number for the next agreement period of one year. For new customers, the customer’s best estimate of volume is usually accepted by UTMD for determining the ensuing fixed prices for the agreement period. Prices are not adjusted after an order is accepted. For the sake of clarity, the separate pricing agreements with clinical facilities based on volume of purchases disclosure is not inconsistent with UTMD’s disclosure that the selling price is fixed prior to the acceptance of a specific customer order.

Total consolidated 1Q 2026 UTMD revenues (sales) were $987 (10.2%) lower than in 1Q 2025. Constant currency sales, which are foreign currency sales converted to USD at 1Q 2025 currency exchange rates, were $1,156 (11.9%) lower. U.S. domestic sales were 0.4% lower, and OUS sales were 23.4% lower.

Domestic sales in 1Q 2026 were almost the same at $5,560 compared to $5,583 in 1Q 2025.  The components of domestic sales include 1) “direct sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), excluding Filshie device sales, 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “Filshie device sales”, manufactured by Femcare and distributed in the U.S. by UTMD.

1)Direct medical device sales, representing 61% of total domestic sales, were $503 (12.8%) lower in 1Q 2026 than in 1Q 2025. Sales were lower in all product categories in what was hopefully just an abnormally weak demand quarter.

2)Total domestic OEM sales in 1Q 2026, representing 11% of all domestic sales, were $13 (2.1%) lower than in 1Q 2025, as the final $69 order backlog to PendoTECH was shipped in 1Q 2025.

3)Domestic Filshie device sales, representing 28% of all domestic sales, were $493 (+47.4%) higher in 1Q 2026 compared to 1Q 2025, which appears to be an abnormally high U.S. medical facility demand quarter.

OUS sales in 1Q 2026 were $965 (23.4%) lower at $3,162 compared to $4,127 in 1Q 2025.  Sales to UTMD’s former distributor in China which were $789 in 1Q 2025 (and zero in 1Q 2026), which explains 82% of the $965 lower OUS sales. Although Filshie device sales directly to medical facilities in Ireland and the UK were about the same in both periods, direct Filshie device sales to medical facilities in Canada, France and Australia were $230 lower. OUS foreign currency sales actually benefited $169 from a weaker USD. On a constant currency basis, 1Q 2026 OUS sales were $1,133 (27.5%) lower than in 1Q 2025. OUS sales invoiced in foreign currencies in 1Q 2026 were $2,327, which was 74% of all OUS sales, and 27% of total 1Q 2026 UTMD consolidated sales.  Foreign currency OUS sales in 1Q 2025 were $2,944, which was 71% of all OUS sales and 30% of total 1Q 2025 UTMD consolidated sales.

The following table provides USD consolidated sales amounts divided into general product categories for total worldwide sales and the subset of OUS sales.

WW revenues (USD) by product category:

	1Q 2026%		1Q 2025%
Obstetrics	$905	10	$1,025	11
Gynecology/ Electrosurgery/ Urology	5,228	60	4,896	50
Neonatal	1,570	18	1,982	20
Blood Pressure Monitoring and Accessories*	1,019	12	1,807	19
Total:	$8,722	100	$9,710	100

OUS revenues (USD) by product category:

	1Q 2026%		1Q 2025%
Obstetrics	$151	5	$193	5
Gynecology/ Electrosurgery/ Urology	2,534	80	2,567	62
Neonatal	232	7	360	9
Blood Pressure Monitoring and Accessories*	245	8	1,007	24
Total:	$3,162	100	$4,127	100

*includes molded components sold to OEM customers.

c) Gross Profit

UTMD’s 1Q 2026 Gross Profit was $256 (4.6%) lower in 1Q 2026 than in 1Q 2025, driven by 10.2% lower sales. Gross Profit results from subtracting the costs of manufacturing products, including direct labor, raw materials and manufacturing overhead (MOH) expenses, from revenues. MOH, which was higher due primarily to cost-of-living adjustments for employees, includes supervision, engineering, quality assurance, outside services, depreciation of manufacturing equipment, purchasing and freight for receiving raw materials from vendors.  Higher MOH expense with lower sales decreases the GPM.  Nevertheless, UTMD’s average GPM in 1Q 2026 was 60.6% compared to 57.0% in 1Q 2025. Although the lack of low GPM sales to UTMD’s former China distributor helped to improve the average GPM, the margin increase was further leveraged by an annual standard cost adjustment after the end of

2025, which increased the book value of inventories. As a side note, UTMD in the U.S. distributes Filshie devices direct to U.S. medical facilities, which are manufactured by its Ireland subsidiary. Tariffs paid to the U.S. government on Filshie devices purchased from UTMD’s own subsidiary “off the top” of intercompany sales were $108 higher in 1Q 2026 compared to 1Q 2025.

 d) Operating Income

Operating Income results from subtracting Operating Expenses (OE) from Gross Profit. OE are comprised of G&A expenses, S&M expenses and R&D expenses.  Operating Income of $2,565 in 1Q 2026 was $588 (18.7%) lower than the $3,154 Operating Income in 1Q 2025. Consolidated OE were $2,717 in 1Q 2026 (31.1% of sales) compared to $2,385 in 1Q 2025 (24.6% of sales). The substantial $332 increase in 1Q 2026 OE came predominantly from a $314 increase in 1Q 2026 G&A expenses.

Consolidated G&A expenses were $2,044 (23.4% of sales) in 1Q 2026 compared to $1,730 (17.8% of sales) in 1Q 2025. The $314 increase in G&A expenses came from three causes: 1) U.S. G&A employee health care cost, 2) litigation expense, and 3) the effect of a weaker USD when translating foreign currency subsidiary G&A expenses. Net other G&A expenses were slightly lower.

1)UTMD in the U.S. self-insures its health care plan, where costs are typically driven by a small portion of employees when a major claim occurs. U.S. G&A heath care costs were $147 higher in 1Q 2026 than in 1Q 2025.  Although not predictable, UTMD expects the remainder of year 2026 experience should be more like 2025.

2)Although UTMD has now won 15 of 19 court case dismissals, a confluence of litigation deadlines in 1Q 2026 necessitated significant legal work in the remaining few. Although litigation expense in 1Q 2026 was $127 higher than in 1Q 2025, UTMD continues to expect litigation expense for the 2026 year will be less than for the 2025 year. This of course assumes that, as has been the experience so far, no case goes to trial.

3)Constant currency G&A expenses of foreign subsidiaries were $56 higher due to a weaker USD in 1Q 2026 compared to 1Q 2025.  A $29 portion of that $56 was due to translation of identifiable intangible asset (IIA) amortization expense resulting from the 2011 Femcare acquisition, which was completed in 1Q 2026. As a side note, the 1Q 2026 IIA amortization expense, which will be zero in ensuing 2026 quarters, was $458.

S&M expenses were $519 (5.9% of sales) in 1Q 2026 compared to $500 (5.1% of sales) in 1Q 2025.  The change in FX rates increased 1Q 2026 OUS S&M expenses by $9.  The remaining increase was due to increases in S&M salaries. Consequently, more than half of higher S&M expense percentage of sales was due to lower sales.

R&D expenses in 1Q 2026 were $154 (1.8% of sales) compared to $155 (1.6% of sales) in 1Q 2025.  There were no OUS R&D expenses.

A summary comparison of (USD) consolidated Operating Expenses follows:

	1Q 2026	1Q 2025
S&M Expenses	$519	$500
R&D Expenses	154	155
G&A Expenses:
Femcare IIA amortization	458	501
Litigation Expense	441	314
All Other G&A Expenses	1,145	915
Total Operating Expenses:	$2,717	$2,385

e)  Non-operating expense/ Non-operating income

Net Non-operating expense, or net Non-operating income, results from the combination of 1) expenses from loan interest and bank fees; 2) expenses or income from losses or gains from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms; and 3) income from rent of underutilized property, investment income, royalties received from licensing the Company’s technology and other miscellaneous income.  Net Non-operating income in 1Q 2026 was $617 compared to $705 in 1Q 2025.  The primary difference was $106 lower interest income due to lower interest rates in 1Q 2026 than in 1Q 2025.  Offsetting the lower interest, in 1Q 2026 compared to 1Q 2025, UTMD accrued $31 lower excise tax in Non-operating expense for share repurchases. UTMD realized a $7 Non-operating expense in 1Q 2026 compared to a $2 expense at the end of 1Q 2025 from remeasurement of foreign currency bank balances.

f)Income Before Income Taxes (EBT)

EBT results from adding net Non-operating income or subtracting net Non-operating expense to or from Operating Income, as applicable. Consolidated 1Q 2026 EBT was $3,181 (36.5% of sales) compared to $3,859 (39.73% of sales) in 1Q 2025. The $677 (17.5%) lower 1Q 2026 EBT compared to 1Q 2025 was the result of $588 lower Operating Income combined with $89 lower Net Non-operating income.

The EBT of Utah Medical Products, Inc. in the U.S. was $2,825 in 1Q 2026 compared to $3,546 in 1Q 2025. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 1,164 in 1Q 2026 compared to EUR 1,393 in 1Q 2025. The EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP (686) in 1Q 2026 compared to GBP (663) in 1Q 2025. The 1Q 2026 EBT of Utah Medical Products Canada, Inc. was CAD (37) compared to CAD 107 in 1Q 2025.  The differences in the U.S. and UK EBT were accentuated by intercompany transfer of litigation expenses which did not affect consolidated results.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments. UTMD believes that this is a financial metric of interest to its stockholders.  Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 1Q 2026 consolidated EBT excluding the remeasured bank balance currency gain or loss and interest expense (“adjusted consolidated EBITDA”) were $3,982 compared to $4,652 in 1Q 2025.  UTMD’s trailing twelve-month EBITDA as of March 31, 2026 was $16,788.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	1Q 2026	1Q 2025
EBT	$3,182	$3,859
Depreciation Expense	211	200
Femcare IIA Amortization Expense	458	501
Other Non-Cash Amortization Expense	4	8
Stock Option Compensation Expense	120	82
Interest Expense	-	-
Remeasured Foreign Currency Balances	7	2
UTMD non-US GAAP EBITDA:	$3,982	$4,652

g)Net Income

Net Income is EBT less a provision for income taxes worldwide.  Net Income in 1Q 2026 of $2,604 was $438 (14.4%) lower than the Net Income of $3,041 in 1Q 2025. UTMD’s Net Income Margin (Net Income divided by consolidated sales) was 29.9% in 1Q 2026 and 31.3% in 1Q 2025. The smaller Net Income decline (14.4%) compared to the EBT decline (17.5%) was due to average consolidated income tax provision rates (as a % of EBT) in 1Q 2026 of 18.2% and 21.2% in 1Q 2025.  Although basic corporate income tax rates did not change, the consolidated income tax provision can vary from period-to-period depending on the portion of EBT in sovereignties with differing rates, and a periodic true-up when actual tax returns are filed.

h)  Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the weighted average number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value).

EPS in 1Q 2026 at $0.818 were 11.0% lower than the $0.919 in 1Q 2025.  UTMD’s smaller decline in EPS relative to NI was a result of 125,265 fewer diluted shares used to calculate EPS in 1Q 2026 compared to 1Q 2025. Diluted shares were 3,184,983 in 1Q 2026 compared to 3,310,248 in 1Q 2025.  Outstanding shares were 3,184,025 at the end of 1Q 2026. The number of shares used for calculating EPS was higher than ending shares because of a time-weighted calculation of average outstanding shares for shares which were repurchased during the quarter. There was no dilution from unexercised employee options in either 1Q 2026 or 1Q 2025 as the average option exercise prices were above the period-ending closing stock prices. The total number of outstanding unexercised employee and outside director options at March 31, 2026 was 121,085 at an average exercise price of $70.66, including shares awarded but not yet vested. This compares to 97,779 unexercised option shares at the end of 1Q 2025 at an average exercise price of $73.77/ share, including shares awarded but not vested.

Outstanding shares at the end of 1Q 2026 were 3,184,025 compared to 3,186,221 at the end of calendar year 2025 and 3,280,889 at the end of 1Q 2025. The difference in outstanding shares at the end of 1Q 2026 compared to the end of 2025 resulted from 2,196 shares repurchased in the open market, with no employee options exercised, during 1Q 2026.

UTMD repurchased 2,196 of its shares at an average price of $58.58 during 1Q 2026. Because of a time-weighted calculation, the full antidilution impact of the 1Q 2026 repurchases won’t be felt until 2Q 2026. There were 54,267 share repurchases in 1Q 2025 at an average price of $59.35. No options were awarded in 1Q 2026 or 1Q 2025. During the rest of 2025 after 1Q 2025, 13,800 option shares were awarded to 40 employees at an exercise price of $58.10. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders. UTMD’s closing share price at the end of 1Q 2026 was $61.99, up 11% from the $55.96 closing price three months earlier at the end of 2025. The closing share price at the end of 1Q 2025 was $56.04.

UTMD paid $989 ($0.31/share) in cash dividends to stockholders in 1Q 2026. UTMD paid $1,017 ($0.305/share) in cash dividends to stockholders in 1Q 2025.

i) Return on Equity (ROE)

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated Stockholders’ Equity for the applicable time period. Annualized ROE (before stockholder dividends) in 1Q 2026 was 9% and in 1Q 2025 was 10%.  The lower ROE in 1Q 2026 was due to 14% lower Net Income divided by 2% higher average Stockholders’ Equity. Targeting a higher ROE of 20% remains a key financial target for UTMD management.  ROE can be increased by increasing Net Income, and/or by reducing Stockholders’ Equity by paying cash dividends to stockholders or by repurchasing shares.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $3,109 in 1Q 2026 compared to $4,464 in 1Q 2025.  Net Income provided $438 less to cash in 1Q 2026 than in 1Q 2025. Other differences in cash provided during the two periods were a $146 higher source of cash from reduction in accounts receivable along with $334 higher accounts payable and accrued expenses, offset by a $1,104 higher use of cash for higher inventories.

Capital expenditures for property and equipment (PP&E) netting proceeds from disposal were $130 in 1Q 2026 compared to $184 in 1Q 2025.  Depreciation of PP&E was $211 in 1Q 2026 compared to $200 in 1Q 2025 as improvements from previous capital expenditures were put into service.

Cash dividends paid to stockholders in 1Q 2026 were $989 compared to $1,017 in 1Q 2025, despite a $.005/ share higher dividend.  UTMD used $129 in 1Q 2026 to repurchase 2,196 of its shares.  In 1Q 2025, UTMD spent $3,221 to repurchase 54,267 of its shares.

In both 1Q 2026 and 1Q 2025, there were no exercises of employee or director stock options.

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

During the remainder of 2026, the Company may utilize cash not needed to support normal operations in one or a combination of the following: 1) in general, to continue to invest at an opportune time in ways that will enhance future profitability; 2) to make additional investments in new technology and/or processes; and/or 3) to acquire a product line or company that will augment revenue and EPS growth and better utilize UTMD’s existing infrastructure.  If there are no better strategic uses for UTMD’s cash, the Company will continue to return cash to stockholders in the form of dividends and share repurchases when the stock appears undervalued.

k)Assets and Liabilities

UTMD’s March 31, 2026 Balance Sheet, in the absence of debt, continued to be strong.  At March 31, 2026 compared to three months earlier at the end of 2025, UTMD’s cash and investments increased $1,649 to $87,406, despite use of $129 cash to repurchase shares, pay $989 in stockholder dividends and purchase $130 in additional capital equipment. Compared to a year earlier at March 31, 2025, cash and investments increased $4,081.

Working capital at the end of 1Q 2026 was $1,730 higher than at the end of 2025, and $4,798 higher than at March 31, 2025. UTMD’s current ratio improved to 28.6 at March 31, 2026 from 22.3 at March 31, 2025.  The current ratio at the end of 2025 was 37.6 due to low end-of-year current liabilities. Consolidated Accounts Receivable (net of allowances) increased $115 at March 31, 2026 from the end of 2025, but decreased $307 compared to March 31, 2025 due to lower sales. On a rolling sales quarter basis, the aging of receivables were 37.5 days at the end of 1Q 2026, compared to 35.0 days at the end of 2025 and 36.6 days at the end of March 2025, all well within management targets.  Consolidated inventories increased $787 at the end of 1Q 2026 compared to December 31, 2025. Work-in-process and finished goods inventories increased $558 as UTMD sought to maintain productivity on lower sales, expecting higher sales later in 2026.

The $906 higher current liabilities at the end of 1Q 2026 compared to December 31, 2025 resulted from a seasonal year-end low in accounts payable and accrued expenses. In contrast, compared to a year earlier, 1Q 2026 ending current liabilities were $819 lower. Long-term liabilities at March 31, 2026 compared to December 31, 2025 declined $172 primarily as a result of $114 reduction in the deferred tax liability for the Femcare Ltd GBP IIA and $42 lower deferred revenue and income taxes. The Femcare deferred tax liability, which is zero now, was due to the tax effect of the Femcare IIA amortization.  A year earlier at March 31, 2025, it was $494 and on the date of the 2011 acquisition it was $9,084. UTMD’s total debt ratio (total liabilities/total assets) as of March 31, 2026 was 3.2% compared to 2.7% as of December 31, 2025, and 4.5% on March 31, 2025.

Net fixed assets at March 31, 2026 compared to December 31, 2025 decreased $187 after $130 in 1Q 2026 capital expenditures were offset by $211 in depreciation and the impact of the period-to-period foreign currency exchange (FX) rates for assets OUS.  FX rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 1Q 2026 and the end of 2025 follow:

	3-31-26	12-31-25	Change
GBP	1.318	1.345	(1.9%)
EUR	1.152	1.173	(1.9%)
AUD	0.685	0.667	2.8%
CAD	0.717	0.729	(1.7%)

At March 31, 2026, net Intangible Assets declined $610 to 11.5% of total consolidated assets from 12.2% on December 31, 2025, as a result of $462 in amortization leveraged by the FX rate impact of weaker ending currencies OUS.  The decline in net Intangible Assets in USD terms from a year earlier was $1,893.

As of March 31, 2026, Stockholders’ Equity increased $3,325 to $120,373 compared to a year earlier at March 31, 2025, despite a reduction in Stockholders’ Equity from the $9,218 combination of share repurchases and stockholder cash dividends paid during the last twelve months.  During 1Q 2026, Stockholders’ Equity increased $1,105 from the end of 2025 while the company paid $989 in dividends and repurchased $129 in stock, which reduced Stockholders’ Equity.

   l)  Management's Outlook

The first quarter of 2026 results were consistent with management projections for 2026 as described in UTMD’s 2025 Form SEC 10-K filed in March. The major projected change in 1Q 2026 financial results had to do with the 3Q 2025 loss of UTMD’s largest distributor for blood pressure monitoring devices located in China.

Objectives for 2026 remain to

1)  realize new sales of a line of high-pressure process control transducer configurations directly to biopharmaceutical manufacturers;

2)  regain OUS business which has been hindered by recent U.S. government trade policies;

3)  substantially bring the Filshie Clip System product liability lawsuits in the U.S. to a favorable conclusion;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD).  The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8684, .8522 and .9264 EUR per USD as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively.  Exchange rates were .7585, .7438, and .7756 GBP per USD as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively.  Exchange rates were 1.4590, 1.4997 and 1.6038 AUD per USD on March 31, 2026, December 31, 2025 and March 31, 2025, respectively.  Exchange rates were 1.3955, 1.3715, and 1.4379 CAD per USD on March 31, 2026, December 31, 2025, and March 31, 2025 respectively. UTMD manages its foreign currency risk without separate hedging transactions by invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2026. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

UTMD is a party from time to time in litigation incidental to its business. Presently, except for Filshie clip product liability lawsuits, there is no litigation or threatened litigation. The Company does not expect the outcome of the Filshie clip litigation will be material to consolidated financial results.

Item 1A.Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in UTMD’s Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to UTMD or currently deemed to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 1Q 2026.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
01/01/26 - 01/31/26	1,196	55.88	N/A	N/A
02/01/26 – 02/28/26	-	-	N/A	N/A
03/01/26 – 03/31/26	1,000	61.80	N/A	N/A
Total	2,196	58.58	N/A	N/A

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

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        5/12/26                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        5/12/26                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer