Form 10-Q
period 2026-06-30
UTAH MEDICAL PRODUCTS INC
filed 2026-08-12
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 11, 2026: 3,183,818.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
JUNE 30, 2026 AND DECEMBER 31, 2025
(in thousands)
	(unaudited)	(audited)
	JUNE 30, 2026	DECEMBER 31, 2025
ASSETS
Current assets:
Cash & Investments	$87,528	$85,756
Accounts & other receivables, net	3,565	3,522
Inventories	9,003	7,935
Other current assets	543	529
Total current assets	100,639	97,742
Property and equipment, net	9,631	9,908
Goodwill	13,956	14,052
Other intangible assets	55,459	55,941
Other intangible assets - accumulated amortization	(55,113)	(55,101)
Other intangible assets, net	346	840
Total assets	$124,572	$122,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$876	$911
Accrued expenses	1,194	1,687
Total current liabilities	2,070	2,598
Deferred tax liability - Femcare IIA	-	114
Long-term lease liability	195	225
Deferred income taxes	274	337
Total liabilities	2,539	3,274

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued and outstanding - June 30, 2026, 3,183 shares and December 31, 2025, 3,186 shares	32	32
Accumulated other comprehensive loss	(9,953)	(9,416)
Additional paid-in capital	-	-
Retained earnings	131,954	128,652
Total stockholders' equity	122,033	119,268

Total liabilities and stockholders' equity	$124,572	$122,542
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025
(in thousands, except per share amounts - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales, net	$8,529	$9,953	$17,252	$19,663

Cost of goods sold	3,771	4,358	7,212	8,530
Gross profit	4,758	5,595	10,040	11,133

Operating expense
Selling, general and administrative	1,955	2,264	4,517	4,495
Research & development	154	135	308	289
Total operating expenses	2,109	2,399	4,825	4,784
Operating income	2,649	3,196	5,215	6,349

Other income	637	640	1,254	1,345
Income before provision for income taxes	3,286	3,836	6,469	7,694

Provision for income taxes	600	788	1,179	1,605
Net income	$2,686	$3,048	$5,290	$6,089

Earnings per common share (basic)	$0.84	$0.94	$1.66	$1.86

Earnings per common share (diluted)	$0.84	$0.94	$1.66	$1.86

Shares outstanding - basic	3,184	3,246	3,184	3,278

Shares outstanding - diluted	3,184	3,246	3,184	3,278

Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$(34)	$1,828	$(536)	$2,546
Total comprehensive income	$2,652	$4,876	$4,754	$8,635

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025
(in thousands - unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,290	$6,089
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	421	405
Amortization	478	1,048
Provision for (recovery of) losses on accounts receivable	(12)	(7)
Amortization of Right-of-Use Assets	30	26
Deferred income taxes	(178)	(360)
Stock-based compensation expense	192	168
Tax benefit attributable to exercise of stock options	-	-
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(56)	409
Inventories	(1,130)	908
Prepaid expenses and other current assets	(22)	145
Accounts payable	(34)	37
Accrued expenses	(487)	(1,531)
Total adjustments	(798)	1,248
Net cash provided by operating activities	4,492	7,337

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(264)	(235)
Net cash used in investing activities	(264)	(235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock purchased and retired	(206)	(6,708)
Payment of dividends	(1,976)	(2,018)
Net cash used in financing activities	(2,182)	(8,726)

Effect of exchange rate changes on cash	(274)	827
Net increase/(decrease) in cash and cash equivalents	1,772	(797)
Cash at beginning of period	85,756	82,976
Cash at end of period	$87,528	$82,179

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$1,660	$2,327
Cash paid during the period for interest	-	-
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months and Six Months Ended June 30, 2026 and 2025
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at December 31, 2025	3,186	$32	$-	$(9,416)	$128,652	$119,268
Stock option compensation expense	-	-	120	-	-	120
Common stock purchased and retired	(2)	-	(120)	-	(8)	(128)
Foreign currency translation adjustment	-	-	-	(503)	-	(503)
Common stock dividends	-	-	-	-	(987)	(987)
Net income	-	-	-	-	2,604	2,604
Balance at March 31, 2026	3,184	$32	$-	$(9,919)	$130,260	$120,373
Stock option compensation expense	-	-	72	-	-	72
Common stock purchased and retired	(1)	-	(72)	-	(5)	(77)
Foreign currency translation adjustment	-	-	-	(34)	-	(34)
Common stock dividends	-	-	-	-	(987)	(987)
Net income	-	-	-	-	2,686	2,686
Balance at June 30, 2026	3,183	$32	$-	$(9,952)	$131,954	$122,034

Balance at December 31, 2024	3,335	$36	$593	$(11,908)	$129,302	$117,427
Shares issued upon exercise of employee stock options for cash	-	-	-	-	-	-
Stock option compensation expense	-	-	82	-	-	82
Common stock purchased and retired	(54)	(1)	(82)	-	(3,138)	(3,221)
Foreign currency translation adjustment	-	-	-	718	-	718
Common stock dividends	-	-	-	-	(1,001)	(1,001)
Net income	-	-	-	-	3,041	3,041
Balance at March 31, 2025	3,281	$33	$-	$(11,190)	$128,204	$117,047
Shares issued upon exercise of employee stock options for cash	-	-	-	-	-	-
Stock option compensation expense	-	-	86	-	-	86
Common stock purchased and retired	(65)	(1)	(86)	-	(3,402)	(3,488)
Foreign currency translation adjustment	-	-	-	1,828	-	1,828
Common stock dividends	-	-	-	-	(988)	(988)
Net income	-	-	-	-	3,048	3,048
Balance at June 30, 2025	3,216	$32	$-	$(9,362)	$128,862	$117,533
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

(3)Inventories at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Finished goods	$1,898	$1,223
Work-in-process	1,604	1,627
Raw materials	5,501	5,085
Total	$9,003	$7,935

(4)Stock-Based Compensation. At June 30, 2026, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation. This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the six months ended June 30, 2026 and June 30, 2025, the Company recognized $192 and $168, respectively, in stock-based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2025 or June 30, 2026.

(6) 2Q 2026 global revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$863	$203	$1,066
Gynecology/Electrosurgery/Urology	2,061	2,219	4,280
Neonatal	1,377	542	1,919
Blood Pressure Monitoring and Accessories	865	399	1,264
Total	$5,166	$3,363	$8,529

Global 1H 2026 revenues (USD) by product category:

	Domestic	Outside US	Total
Obstetrics	$1,617	$355	$1,972
Gynecology/Electrosurgery/Urology	4,755	4,753	9,508
Neonatal	2,715	774	3,489
Blood Pressure Monitoring and Accessories	1,640	643	2,283
Total	$10,727	$6,525	$17,252

7) Earnings Per Share. Basic earnings per share were calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during each applicable period.  Diluted earnings per share were calculated by assuming the exercise of stock options at the closing price of stock at the end of 2Q 2026 and 2025, as applicable.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share:

(in thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator
Net income	2,686	3,048	5,290	6,089

Denominator
Weighted average shares, basic	3,184	3,246	3,184	3,278
Dilutive effect of stock options	-	-	-	-
Diluted shares	3,184	3,246	3,184	3,278

Earnings per share, basic	0.84	0.94	1.66	1.86
Earnings per share, diluted	0.84	0.94	1.66	1.86

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

The following table presents selected financial information with respect to the Company’s single operating segment for the quarters ended June 30, 2026 and June 30, 2025:

	Quarter Ended June 30,
	2026	2025
Revenues	8,529	9,953
Less:
Standard cost of sales	3,175	3,763
Other cost of sales	596	595
Gross Profit	4,758	5,595
Gross Profit Margin	55.8%	56.2%
Sales & Marketing	526	525
Research & Development	154	135
Litigation Fees	498	284
Amortization	16	540
Other General & Administrative	915	915
Operating Income	2,649	3,196
Operating Income Margin	31.1%	32.1%
Other Income
Interest income	635	679
Other income (expense)	2	(40)
Income before income taxes	3,286	3,835
Provision for income taxes	600	787
Net Income	2,686	3,048

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its June 30, 2026 financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2025 provides a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report.  Because of the relatively short span of time, results for any given three- or six-month period in comparison with a previous three- or six-month period may not be indicative of comparative results for the year as a whole. Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; AUD = Australia Dollars; £ or GBP = UK Pound Sterling; CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in second calendar quarter (2Q) and first half (1H) 2026 compared to the same periods of 2025 were as follows:

	2Q 2026	2Q 2025	change	1H 2026	1H 2025	change
Net Sales	$8,529	$9,953	(14.3%)	$17,252	$19,663	(12.3%)
Gross Profit	4,758	5,595	(15.0%)	10,040	11,133	( 9.8%)
Operating Income	2,649	3,196	(17.1%)	5,215	6,349	(17.9%)
Income Before Tax	3,286	3,835	(14.3%)	6,468	7,694	(15.9%)
Net Income (US GAAP)	2,686	3,048	(11.9%)	5,290	6,089	(13.1%)
Earnings per Diluted Share	$0.844	$0.939	(10.1%)	$1.661	$1.858	(10.6%)

Consolidated total 2Q 2026 revenues were $1,424 (14.3%) lower than in 2Q 2025, with 1H 2026 revenues $2,411 (12.3%) lower than in 1H 2025. The lower sales in comparison with the prior year’s periods were primarily the result of a lack of sales to UTMD’s two previously largest customers, representing a combined $1,065 loss in 2Q 2025 sales, which was 75% of the 2Q decline; and representing a combined $1,923 loss in 1H 2025 sales, which was 80% of the 1H decline. The total 2025 sales to these two former customers were $2,889, which UTMD planned to recover in sales of new products in 2026, mainly to other biopharma OEM customers. Sales to other biopharma new customers were just $211 in 1H 2026, a slower than expected gain. Additional period-to-period sales comparisons follow below.

UTMD’s profit margins compared to those of the prior year’s same periods follow:

	2Q 2026 (Apr – Jun)	2Q 2025 (Apr – Jun)	1H 2026 (Jan – Jun)	1H 2025 (Jan – Jun)
Gross Profit Margin (Gross Profit/ sales):	55.8%	56.2%	58.2%	56.6%
Operating Income Margin (Operating Income/ sales):	31.1%	32.1%	30.2%	32.3%
Income B4 Tax Margin (EBT/ sales):	38.5%	38.5%	37.5%	39.1%
Net Income Margin (Net Income/ sales):	31.5%	30.6%	30.7%	31.0%

Despite a more favorable sales mix relative to 2Q 2025, UTMD’s Gross Profit margin in 2Q 2026 contracted somewhat as a result of lower sales than expected without proportionally lowering consolidated manufacturing overhead costs. Operating Income declined more than the Gross Profit decline due to $213 higher 2Q 2026 U.S. litigation costs compared to 2Q 2025, and $341 higher 1H 2026 litigation costs than in 1H 2025, which costs are included in Operating Expenses.  Non-operating income in 2Q 2026 was about the same as in 2Q 2025, but $91 lower in 1H 2026 as a result of lower interest rates. A lower estimated average income tax provision rate helped to decrease the percentage period-to-period declines in Net Income. Share repurchases during 1H 2026 were minimal compared to the 1H of 2025. Please see the financial statements on the last page of this report.

UTMD’s June 30, 2026 Balance Sheet continued strong, with no debt. Ending Cash and Investments were $87.5 million compared to $85.8 million on December 31, 2025, after paying $2.0 million in cash dividends to stockholders, repurchasing $0.2 million of UTMD common stock, increasing non-cash working capital by $1.7 million (including increasing inventories by $1.1 million while reducing current liabilities by $0.5 million) and investing $0.3 million in capital expenditures during 1H 2026.

Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 2Q 2026 compared to the end of calendar year 2025 and the end of 2Q 2025 were as follows:

	6-30-26	12-31-25	Change	6-30-25	Change
GBP	1.32571	1.34450	(1.4%)	1.37213	(3.4%)
EUR	1.14165	1.17344	(2.7%)	1.17706	(3.0%)
AUD	0.69141	0.66679	3.7%	0.65722	5.2%
CAD	0.70392	0.72914	(3.5%)	0.73422	(4.1%)

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

2Q 2026 Sales

Total consolidated 2Q 2026 UTMD worldwide (WW) sales in USD terms were $8,529 compared to $9,953 in 2Q 2025.

Consistent with the projection in UTMD’s SEC 10-K Report at the beginning of the year, 1) sales of biopharma pressure monitoring devices and accessories to UTMD’s previously largest OEM customer, PendoTECH, were zero in 2Q 2026, which were $196 in 2Q 2025 domestic OEM sales, and 2) sales of blood pressure monitoring kits to UTMD’s previously largest distributor outside the U.S. (OUS) located in China were also zero, which were $870 in international sales in 2Q 2025.  The combined sales to those two entities, which were zero in 2Q 2026, were $1,066 in 2Q 2025 and $1,007 in 2Q 2024.

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

In the aggregate, 2Q 2026 domestic sales were 11.9% lower, at just $5,166 compared to $5,865 in 2Q 2025. Non-PendoTECH domestic OEM sales were $166 higher, $52 of which were higher sales to new domestic biopharma customers. Domestic sales of the Filshie Clip System at $843 in 2Q 2026 were $263 lower than in 2Q 2025, a weak quarter following unusually strong sales in 1Q 2026.  Domestic direct sales of other devices were $406 lower than in 2Q 2025, about 90% of which were due to lower neonatal device sales.

OUS sales in 2Q 2026 were $725 (17.7%) lower at $3,363 compared to $4,088 in 2Q 2025.  Excluding the $870 lower sales to UTMD’s former China distributor mentioned above, 2Q 2026 OUS sales were $145 higher.  In 2Q 2026, 39% of OUS sales were direct to medical facilities located in Ireland, the UK, France, Canada, Australia and New Zealand, compared to 37% in 2Q 2025. OUS direct to end-user sales are invoiced in foreign currencies. There was a negligible foreign currency impact from a slightly weaker USD compared to other invoiced currencies.

Remaining OUS sales to distributors, excluding the China distributor, were $353 higher in 2Q 2026. These sales included export sales from the U.S. to OUS distributors invoiced in USD, and shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland and the UK invoiced in EUR and GBP. The timing of shipments to OUS distributors can cause significant fluctuations in quarterly comparisons since distributors tend to order larger quantities each time in order to minimize transit and other logistical costs.

The portion of OUS sales invoiced in foreign currencies in USD terms was 25% of total WW consolidated 2Q 2026 sales compared to 31% in 2Q 2025. The average USD FX rates increased 2Q 2026 total consolidated sales $16 for sales invoiced in foreign currencies. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 2Q 2026 and 2Q 2025 for revenue purposes follow:

	2Q 2026	2Q 2025	Change
GBP	1.3424	1.3368	+0.4%
EUR	1.1564	1.1569	-
AUD	0.7112	0.6394	+11.2%
CAD	0.7225	0.7227	-

The $16 weighted average favorable impact on 2Q 2026 consolidated sales was negligible, about 0.2%.  In constant currency terms, foreign currency sales in 2Q 2026 in USD terms were 30.7% lower than in 2Q 2025. “Constant currency” sales means exchanging foreign currency sales into USD-denominated sales at the same FX rate as was in the previous period of time being compared.

1H 2026 Sales

Total consolidated 1H 2026 UTMD worldwide (WW) sales in USD terms were 12.3% lower at $17,252 compared to $19,663 in 1H 2025.

Sales of biopharma pressure monitoring devices and accessories to UTMD’s previously largest OEM customer, PendoTECH, were zero in 1H 2026, compared to $265 in domestic OEM sales in 1H 2025. Sales of blood pressure monitoring kits to UTMD’s previously largest distributor outside the U.S. (OUS) located in China were also zero in 1H 2026, compared to $1,658 in international sales in 1H 2025.  The combined 1H 2026 zero sales to those two entities were in comparison to $1,923 in 1H 2025 and $2,098 in 1H 2024.

Looking forward, the combined year 2026 sales to those two entities are expected to be zero compared to $2,458 in 2025 and $5,063 in 2024.  In its SEC Form 10-K at the beginning of 2026, UTMD planned to offset the 2025 revenue losses with new product sales in 2026, including sales to other biopharma OEM customers, projecting 2026 consolidated revenues about the same as in 2025.  Unfortunately, in 1H 2026 the new sales did not develop as quickly as expected, so that the beginning plan for 2026 full year revenues is now unlikely. Management’s current year 2026 sales projection, with continued substantial uncertainty, is a sales decline of 10-13% compared to 2025.

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

In the aggregate, 1H 2026 domestic sales were 6.3% lower, at $10,727 compared to $11,448 in 1H 2025. Non-PendoTECH OEM sales were $222 higher, $74 of which were higher sales to new domestic biopharma customers. Domestic sales of the Filshie Clip System at $2,376 in 1H 2026 were $230 (+10.7%) higher than in 1H 2025. Domestic direct sales of other devices were $909 lower than in 1H 2025, about 70% of which were due to lower neonatal device sales.

OUS sales in 1H 2026 were $1,690 (20.6%) lower at $6,525 compared to $8,215 in 1H 2025.  Excluding the $1,658 lower sales to UTMD’s former distributor mentioned above, 1H 2026 OUS sales were $32 (0.4%) lower than in 2025. In 1H 2026, 41% of OUS sales were direct to medical facilities located in Ireland, the UK, France, Canada, Australia and New Zealand, compared to 37% in 1H 2025. OUS direct to end-user sales are invoiced in foreign currencies.

The portion of OUS sales invoiced in foreign currencies in USD terms was 26% of total WW consolidated 1H 2026 sales compared to 31% in 1H 2025. The average USD FX rates increased 1H 2026 total consolidated sales $185 for sales invoiced in foreign currencies. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 1H 2026 and 1H 2025 for revenue purposes follow:

	1H 2026	1H 2025	Change
GBP	1.3452	1.2977	+ 3.7%
EUR	1.1607	1.1155	+ 4.1%
AUD	0.7042	0.6329	+11.3%
CAD	0.7262	0.7094	+ 2.4%

The $185 weighted average favorable impact on 1H 2026 consolidated sales was 1.1%.  In constant currency terms, foreign currency sales in 1H 2026 expressed in USD were 28.7% lower than in 1H 2025.

The following table provides USD-denominated sales amounts divided into general product categories for total revenues and the subset of OUS revenues:

Global revenues by product category:	2Q 2026	2Q 2025	1H 2026	1H 2025
Obstetrics	$ 1,066	$ 1,025	$ 1,972	$ 2,050
Gynecology/ Electrosurgery/ Urology	4,280	4,807	9,508	9,703
Neonatal	1,919	2,102	3,488	4,084
Blood Pressure Monitoring and Accessories*	1,264	2,019	2,284	3,826
Total:	$ 8,529	$ 9,953	$17,252	$19,663

OUS revenues by product category:

	2Q 2026	2Q 2025	1H 2026	1H 2025
Obstetrics	$ 203	$ 207	$ 355	$ 400
Gynecology/ Electrosurgery/ Urology	2,219	2,385	4,752	4,952
Neonatal	542	365	774	726
Blood Pressure Monitoring and Accessories*	399	1,131	644	2,137
Total:	$ 3,363	$ 4,088	$ 6,525	$ 8,215

*includes assemblies and molded components sold to OEM customers.

Comments on tariffs

Tariffs on materials received from OUS suppliers are included in manufacturing costs, i.e. reducing Gross Profit. The tariffs are simply the equivalent of excise taxes intended to raise revenues for the federal government. U.S. tariffs paid independently by UTMD on certain goods purchased from OUS suppliers have not been significant to date, i.e. $27 in 1H 2026 compared to $16 in 1H 2025. However, UTMD’s raw material suppliers both in the U.S. and OUS continue to increase prices, in some cases citing “tariffs” that they paid on their raw materials as justification. UTMD cannot estimate what portion of generally increased raw materials prices from its suppliers are due to tariffs, although UTMD does challenge this input.  Due to strict regulatory standards, UTMD can’t easily change suppliers as materials typically needed in its medical devices require substantial validation for use.

In 1H 2026, UTMD paid a more significant tariff on importing the Filshie Clip System devices manufactured in Ireland by its wholly-owned subsidiary, Utah Medical Products, Ltd., for distribution to U.S. medical facilities. It is not feasible, economically and otherwise, for these unique devices to be manufactured in the U.S. The tariffs were $156 in 1H 2026 and $48 in 2Q 2026, compared to zero in 1H 2025, as UTMD had sufficient inventory to cover 2025 U.S. demand after tariffs were imposed by the Trump administration under the International Emergency Economic Powers Act (IEEPA) in February 2025. The 2026 Filshie device tariffs reduced UTMD’s Gross Profit margin by 0.9 percentage points in 1H 2026, and by 0.6 percentage points in 2Q 2026, explaining all of the lower 2Q 2026 Gross Profit margin compared to 2Q 2025.

As investors likely know, the SCOTUS struck down tariffs imposed under IEEPA in February 2026, but following the ruling, the Trump administration issued a new tariff ruling under Section 122 of the Trade Act of 1974 as a replacement. The Section 122 (19 USC  2132) tariffs granted the President the authority to impose temporary import restrictions or surcharges when the United States faces fundamental international payments problems. When applied to UTMD’s Ireland manufacturing subsidiary, this is obviously a red herring.

Thankfully, the Section 122 tariff authority had a hard expiration date of July 24, 2026, and cannot be extended by the President without Congressional action, which UTMD believes is very unlikely. The administration, not to be deterred, has now indicated that it will continue to impose tariffs utilizing Section 301of the Trade Act of 1974, which allows tariffs on goods imported from countries deemed to produce products with forced labor. As UTMD believes that medical devices imported from Ireland are not subject to Section 301 tariffs, management does not expect additional Filshie device tariffs in 2H 2026.

However, to the extent that other countries, which remain subject to U.S. tariffs on their goods imported into the U.S. are affected, “reciprocal tariffs” charged by other countries’ governments on goods sold by UTMD OUS may continue to negatively impact UTMD’s OUS sales.

c)Gross Profit

Gross Profit results from subtracting the cost of goods sold, comprised of costs of production, manufacturing engineering, depreciation of equipment, maintenance and repairs, quality assurance including regulatory compliance, and purchasing including freight for receiving materials from suppliers, from revenues. The cost of goods sold is divided into three categories: direct labor, raw materials and manufacturing overhead (MOH).  Direct labor and raw materials are predominantly variable costs, i.e. vary directly with revenues.  MOH contains many fixed costs consistent with the Company’s infrastructure, for example, supervision, quality assurance and engineering personnel, and depreciation of fixed assets.

Gross Profit in 2Q 2026 was $837 (15.0%) lower than in 2Q 2025. Gross Profit in 1H 2026 was $1,093 (just 9.8%) lower than in 1H 2025 when sales were 12.3% lower. The consolidated 2Q 2026 Gross Profit margin (GPM) was 55.8% compared to 56.2% in 2Q 2025. The consolidated 1H 2026 GPM was 58.2% compared to 56.6% in 1H 2025.

In addition to Filshie device tariffs, UTMD’s 2Q 2026 GPM was negatively impacted relative to 2Q 2025 because both trade and intercompany shipments from UTMD’s Ireland facility (UTMD Ltd) were substantially lower while the Company retained the staffing that it had to support the former China distributor and will be needed again for projected higher production requirements for new products in 2H 2026. In contrast, UTMD’s consolidated 1H 2026 GPM was higher than in 1H 2025, as expected, due to a more favorable product mix without $1,658 low Gross Profit sales to the China distributor.

d) Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit. Operating Expenses are comprised of Sales and Marketing (S&M) expenses, General and Administrative (G&A) expenses and Product Development (R&D) expenses.

A lower GPM in 2Q 2026 on 14% lower sales compared to 2Q 2025 combined with $213 higher litigation expenses offset the beneficial impact of lack of intangible asset amortization expense in 2Q 2026, which was $531 in 2Q 2025. Consolidated Operating Income of $2,649 was $547 (17.1%) lower compared to 2Q 2025 Operating Income of $3,196. Despite the disappointing decline, UTMD’s 2Q 2026 Operating Income margin (OI as a percentage of sales) remained a healthy 31.1%.

Operating Income in 1H 2026 was $5,215 compared to $6,349 in 1H 2025, a decrease of $1,134 (17.9%), although with a continuing healthy Operating Income margin of 30.2%.  The lower Operating Income was the result of 12% lower sales despite a higher GPM, together with $41 higher Operating Expenses. Unexpectedly, G&A Operating Expenses in 1H were about the same in both years despite $574 lower Identifiable Intangible Asset amortization expense because of $341 higher 1H 2026 litigation expenses and $135 higher 1H 2026 U.S. G&A self-insured health plan expenses.

The following table summarizes Operating Expenses in 2Q and 1H 2026 compared to the same periods in 2025 by Operating Expense (OE) category:

OE Category	2Q 2026	% of sales	2Q 2025	% of sales	1H 2026	% of sales	1H 2025	% of sales
S&M:	$ 526	6.2	$ 524	5.3	$1,045	6.1	$1,024	5.2
G&A:	1,428	16.7	1,740	17.5	3,472	20.1	3,470	17.6
R&D:	154	1.8	135	1.3	308	1.8	290	1.5
Total OE:	2,108	24.7	2,399	24.1	4,825	28.0	4,784	24.3

Consolidated S&M expenses as a percentage of sales were higher due primarily to lower sales. The impact of differences in FX rates on foreign subsidiary S&M expenses added $2 in 2Q 2026 and $11 in 1H 2026.  Excluding the FX rate impact, consolidated 2Q 2026 S&M expenses were the same and consolidated 1H 2026 S&M expenses were just 1% higher due to higher trade show expenses in the U.S. and higher salary expenses OUS.

G&A expenses dominate UTMD’s Operating Expenses, largely because of expenses of current Filshie litigation in the U.S. and the former non-cash expenses from the amortization of Identifiable Intangible Assets (IIA) associated with the acquisition of the Filshie Clip System in 2011 which have now been fully-amortized.

A segmentation of USD-denominated G&A expenses follows:

G&A Exp Category	2Q 2026	% of sales	2Q 2025	% of sales	1H 2026	% of sales	1H 2025	% of sales
IIA Amort- UK:	$ -		$531	5.3	$458	2.7	$1,032	5.2
Other– UK:	210		189		403		379
U.S. Litigation	497	5.8	280	2.8	935	5.4	587	3
Other– US:	554	6.5	603	6.1	1,325	7.7	1,197	6.1
IRE:	90		88		190		172
AUS:	41		16		85		34
CAN:	36		33		76		69
Total G&A:	1,428	16.7	1,740	17.5	3,472	20.1	3,470	17.6

Total consolidated G&A expenses in 2Q 2026 were $312 lower than in 2Q 2025, but as a percentage of sales only 0.8 percentage points lower, as a result of lower sales.  In 1H 2026, G&A expenses were about the same as in 1H 2025 despite the lack of IIA amortization expense in 2Q 2026 which was offset by higher litigation expenses and health care plan expenses in the U.S.

Higher 2Q litigation expenses resulted from the conclusion of expert witness fees not previously estimated, which fees should not continue into 2H 2026. 1H litigation expenses resulted from a confluence of summary judgment and other motions, along with expert witness costs, in the remaining four unresolved court cases (out of nineteen total). Unfortunately, although 2H 2026 litigation expenses should be lower than for 1H 2026, UTMD’s previous estimate that 2026 litigation expenses for the year as a whole would be less than in 2025 is no longer valid. Litigation expenses in 2025 were $1,355.  Management’s best guess now is that 2026 litigation expenses will be less than $1.6 million.

Foreign currency G&A expenses expressed in USD were increased by FX rate differences by $5 in 2Q 2026 and by $61 in 1H 2026.  In 1H 2026, $29 of the $61 higher G&A expense FX impact was due to the final non-cash identifiable intangible asset amortization–UK expense in 1Q 2026 which resulted from the 2011 acquisition of Femcare. Other-US G&A expenses were $49 lower in 2Q 2026 compared to 2Q 2025, but $128 higher in 1H 2026 compared to 1H 2025. The 1H 2026 higher Other-US G&A expenses were primarily due to higher health plan costs for G&A employees in the U.S.

The differences in period-to-period R&D expenses were due to varying project costs and increases in salaries for the same number of people. Since all new product development work in 2026 was carried out in the U.S., there was no FX rate impact.

The impact of differing FX rates in 2026 compared to 2025 on consolidated Operating Expenses expressed in USD was relatively minor. The AUD was the primary stronger currency.  Relative to the same periods in 2025, foreign currency Operating Expense in 2Q and 1H 2026 when converted to USD were increased by FX rate differences by a net $7 in 2Q 2026 and $72 in 1H 2026. The following table summarizes “constant currency” Operating Expense in 2Q and 1H 2026 compared to the same periods in 2025 by Operating Expense (OE) category:

OE Category	2Q 2026 const FX	2Q 2025	1H 2026 const FX	1H 2025
S&M:	$ 524	$ 524	$1,034	$1,024
G&A:	1,423	1,740	3,411	3,470
R&D:	154	135	308	290
Total OE:	2,101	2,399	4,753	4,784

e)Non-operating expense/ Non-operating income

Non-operating expense includes bank fees and expenses from losses, if applicable, from remeasuring the value of EUR cash bank balances in the UK, and GBP cash balances in Ireland, in USD terms. Starting in 2024 for UTMD, there was a new excise tax included in Non-operating expense: a stock repurchase excise tax included in the so-called “Inflation Reduction Act of 2022”. Non-operating income includes 1) income from rent of underutilized property, 2) investment income (interest on cash balances), 3) royalties received from licensing the Company’s technology, and 4) income from gains, if applicable, from remeasuring the value of EUR cash bank balances in the

UK, and GBP cash balances in Ireland, in USD terms. Non-operating income or expense can also include gains or losses from the disposition of assets from time to time.

Net non-operating income is Non-operating income minus Non-operating expense during a particular time period.

Net Non-operating income in 2Q 2026 was $637 compared to $640 in 2Q 2025. Net Non-operating income in 1H 2026 was $1,254 compared to $1,345 in 1H 2025. Interest on cash balances remained the primary income generator. Higher cash balances and lower average interest rates in 2026 explain the period-to-period differences.

Other Non-operating income/expense items were minor. Remeasured foreign currency losses were $2 and $9 in 2Q 2026 and 1H 2026, compared to $5 and $7 in 2Q 2025 and 1H 2025, respectively.  The excise tax on share repurchases in 2Q 2026 and 1H 2026 was $1 and $2 compared to $35 and $67 in 2Q 2025 and 1H 2025, respectively. The cumulative excise tax on share repurchases since 2024 has been $285.

f)Income Before Income Taxes (EBT)

Consolidated EBT results from adding net Non-operating income to Operating Income. Consolidated 2Q 2026 EBT was $3,286 (38.5% of sales) compared to $3,835 (38.5% of sales) in 2Q 2025. Consolidated 1H 2026 EBT was $6,468 (37.5% of sales) compared to $7,694 (39.1% of sales) in 1H 2025.

EBITDA is a non-US GAAP metric that measures profitability performance without factoring in effects of financing, accounting decisions regarding non-cash expenses, capital expenditures or tax environments. Management believes that this operating performance metric provides meaningful supplemental information to both management and investors and confirms UTMD’s ongoing excellent financial operating performance, as well as its ability to sustain high level financial performance during a challenging time.

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 2Q 2026 consolidated EBT excluding the remeasured bank balance currency gain or loss (“adjusted consolidated EBITDA”) was $3,587 (42.1% of sales) compared to $4,671 (46.9% of sales) in 2Q 2025.  Adjusted consolidated EBITDA was $7,568 (43.9% of sales) in 1H 2026 compared to $9,323 (47.4% of sales) in 1H 2025. The lower EBITDA in both 2Q and 1H 2026 was due to lower EBT, accentuated by lack of IIA amortization expense in 2Q 2026. Adjusted consolidated trailing twelve months’ (TTM) EBITDA was $15,704 as of June 30, 2026.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	2Q 2026	2Q 2025	1H 2026	1H 2025
EBT	$ 3,286	$ 3,835	$6,468	$7,694
Depreciation Expense	210	206	421	405
Femcare IIA Amortization Expense	-	531	458	1,032
Other Non-Cash Amortization Expense	16	8	20	17
Stock Option Compensation Expense	73	86	192	168
Interest Expense	-	-	-	-
Remeasured Foreign Currency Balances	2	5	9	7
UTMD non-US GAAP EBITDA:	$3,587	$4,671	$7,568	$ 9,323

g)Net Income

Net Income is EBT minus a provision for income taxes. Net Income in 2Q 2026 of $2,686 (31.5% of sales) was 11.9% lower than the Net Income of $3,048 (30.6% of sales) in 2Q 2025.  The $362 lower 2Q 2026 Net Income was due to $546 lower Operating Income combined with $3 lower net Non-operating income, and a two-percentage point lower estimated average income tax provision rate. The average consolidated income tax provision rate (as a % of the same period EBT) in 2Q 2026 was 18.3% compared to 20.5% in 2Q 2025.

Net Income in 1H 2026 of $5,290 (30.7% of sales) was 13.1% lower than the Net Income of $6,089 (31.0% of sales) in 1H 2025.  The $799 lower 1H 2026 Net Income was due to $1,135 lower Operating Income combined with $91 lower net Non-operating Income, and a lower estimated average income tax provision rate. The average consolidated income tax provision rate (as a % of the same period EBT) in 1H 2026 was 18.2% compared to 20.9% in 1H 2025.

The consolidated income tax provision rate varies as the mix in taxable income among U.S. and foreign subsidiaries with differing income tax rates differs from period to period. The basic corporate income tax rates in each of the sovereignties were the same as in the prior year.

h)   Earnings Per Share (EPS)

EPS are consolidated Net Income divided by the number of shares of stock outstanding (diluted to take into consideration stock option awards which are “in the money,” i.e., have exercise prices below the applicable period’s weighted average market value). Because the average exercise price of employee and director options was higher than the ending market price of the stock in both 2Q 2026 and 2Q 2025, as well as in 1H 2026 and 1H 2025, the number of shares added as a dilution factor in both years’ 2Q and 1H were zero.

Diluted EPS in 2Q 2026 were $0.844 compared to diluted EPS of $0.939 in 2Q 2025, a 10.1% decrease. Diluted EPS in 1H 2026 were $1.661 compared to diluted EPS of $1.858 in 1H 2025, a 10.6% decrease. The percentage decreases in EPS were lower than the decreases in NI as a result of fewer diluted shares.

Diluted shares were 3,183,554 in 2Q 2026 compared to 3,245,979 in 2Q 2025.  Diluted shares were 3,184,265 in 1H 2026 compared to 3,277,936 in 1H 2025. The lower diluted shares in both periods of 2026 were the result of shares repurchased during 1H 2026. The number of shares used for calculating EPS in both years was higher than period-ending outstanding shares because of a time-weighted calculation of average outstanding shares.

Outstanding shares at the end of 2Q 2026 were 3,182,818 compared to 3,186,221 at the end of calendar year 2025. The difference was due to 3,403 shares repurchased in 1H 2026. Shares repurchased in 2Q 2026 were 1,207 at an average price of $64.10.  Shares repurchased in 1H 2026 were 3,403, at an average price of $60.54. The total cost of repurchasing shares in 1H 2026 was $206 plus a 1% excise tax. Outstanding shares one year earlier were 3,215,901 at the end of 2Q 2025. Outstanding shares at the end of calendar 2024 were 3,335,156. The total cost of repurchasing 454,299 shares in the ten calendar quarters since the end of 2023 at an average cost of $62.80/ share was $28,529 plus a 1% federal excise tax. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders.

The total number of outstanding unexercised employee and outside director options at June 30, 2026 was 119,086 at an average exercise price of $70.73, including shares awarded but not yet vested. This compares to 97,685 unexercised option shares at the end of 2Q 2025 at an average exercise price of $73.76/ share, including shares awarded but not vested. No employee options have been awarded in 2026.  Non-qualified option awards totaling 13,800 shares were made to 40 employees in October 2025 at an exercise price of $58.10.

i)Return on Equity (ROE)

ROE is the portion of Net Income retained by UTMD to internally finance its growth, pay dividends and make share repurchases divided by the average accumulated stockholders’ equity for the applicable time period.  Annualized ROE in 1H 2026 (before stockholder dividends) was 9% compared to 10% 1H 2025. The lower 2026 ROE was due to 13% lower 1H 2026 Net Income (numerator) divided by 3% higher average stockholders’ equity (denominator). Targeting a high ROE of 20% remains a financial objective for UTMD management.  A 3% increase in average stockholders’ equity occurred even after reductions to stockholders’ equity in 1H 2026 due to paying cash dividends to stockholders and repurchasing shares.

UTMD paid $987 ($0.310/share) in dividends to stockholders in 2Q 2026 compared to $1,001 ($0.305/ share) paid in 2Q 2025. The dividends paid to stockholders during 2Q 2026 were 37% of Net Income. UTMD paid $1,976 ($0.310/share) in dividends to stockholders in 1H 2026 compared to $2,018 ($0.305/ share) paid in 1H 2025. The dividends paid to stockholders during 1H 2026 were 37% of Net Income.

UTMD’s closing share price at the end of 2Q 2026 was $68.98 up 11.3% from the closing price of $61.99 at the end of 1Q 2026, and up 23.3% from the closing price of $55.96 at the end of 2025. The closing share price one year ago at the end of 2Q 2025 was $56.92.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $4,492 in 1H 2026 compared to $7,337 in 1H 2025.  Comparing changes in 1H 2026 with changes in 1H 2025 is a second level derivative.  The $2,845 lower increase in cash provided by operating activities included $799 lower Net Income in 1H 2026 along with 1) an $1,130 increase in consolidated inventories in 1H 2026 compared to a $908 decrease in 1H 2025, 2) a $571 smaller amount of cashless amortization expense, and 3) a $56 increase in trade accounts receivable compared to a $409 decrease in 1H 2025. The foregoing 1H 2026 lower cash contributions from operating activities were offset somewhat by a $1,044 smaller use of cash to reduce accrued expenses and $182 lower reduction in deferred income taxes.

Capital expenditures for property and equipment (PP&E) were $264 in 1H 2026 compared to $235 in 1H 2025. The capital amount invested in 1H 2026 was $157 less than depreciation expense. Depreciation of PP&E was $421 in 1H 2026 compared to $405 in 1H 2025, as new equipment was placed in service for biopharma sensor manufacturing.

UTMD made cash dividend payments to stockholders of $1,976 in 1H 2026 compared to $2,018 in 1H 2025.  The difference was due to 1.6% higher dividends paid per share than in the previous year, offset by 3.7% lower number of shares receiving dividends due to share repurchases. UTMD used $206 cash to repurchase shares in 1H 2026 compared to $6,708 in 1H 2025. In both 1H 2026 and 1H 2025, there were no employee or director option exercises.

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

k)Assets and Liabilities

At June 30, 2026, UTMD’s cash and investments increased $1,772 to $87,528 from $85,756 at the end of 2025 as a result of Net Income of $5,290 less $2,182 in cash used repurchasing UTMD stock and paying shareholder dividends, and changes in working capital. The working capital differences resulted primarily from $1,068 higher inventories and $528 lower current liabilities at the end of 1H 2026. At June 30, 2026, net Intangible Assets were 11.5% of total consolidated assets compared to 12.2% on December 31, 2025. UTMD’s strong 48.6 current ratio at June 30, 2026 was higher than the 37.6 current ratio at December 31, 2025, with 3% higher current assets and 20% lower current liabilities. The average age of trade receivables was 38 days from date of invoice at June 30, 2026 compared to 35 days at December 31, 2025 based on the most recent calendar quarter of sales. Average inventory turns declined to 1.7 in 2Q 2026 compared to 2.0 for the last quarter of 2025 due to lower sales activity and a $1,068 increase in inventories. Both of those inventory turn numbers are below management targets.

June 30, 2026 total consolidated assets were $124,572, an increase of $2,030 from December 31, 2025. Current assets were $2,897 higher than at December 31, 2025 because of the $1,772 increase in cash and $1,068 increase in inventories. June 30, 2026 net fixed assets (property, plant and equipment) in Utah decreased $14 from the end of 2025 as depreciation exceeded new acquisitions. OUS subsidiary net fixed assets decreased $263 from the combination of depreciation which exceeded new acquisitions and a stronger USD against the EUR, GBP and CAD.

For clarity, the net book value of consolidated property, plant and equipment decreased $277 at June 30, 2026 from the end of 2025 due to the net effect on OUS asset values of period-ending changed FX rates, $264 in new asset purchases minus $421 in depreciation.

June 30, 2026 net intangible assets (goodwill plus other intangible assets) declined $590 from the end of 2025 as a result of $478 in amortization and a 1.4% weaker GBP/USD FX rate on UK intangible asset balances. At June 30, 2026, net intangible assets including goodwill were 11% of total consolidated assets compared to 12% at year-end 2025 and 13% at June 30, 2025.

Working capital (current assets minus current liabilities) was $98,569 at June 30, 2026 compared to $95,144 at December 31, 2025. Cash balances were 89% of the June 30, 2026 working capital. Current assets at June 30, 2026 compared to December 31, 2025 were $2,897 higher as the result of the $1,772 increase in cash combined with a $1,068 increase in inventories and a $43 increase in total receivables. Current liabilities were $528 lower at June 30, 2026 compared to December 31, 2025 as the result of a $493 decrease in accrued liabilities and $35 lower accounts payable. The $528 lower accrued liabilities resulted mainly from $240 lower accrued profit-sharing bonus after six months in 2026 compared to the accrued balance at the end of the 2025 year, and a $304 lower estimated income tax liability. Management believes that UTMD’s working capital remains more than sufficient to meet operating needs, new capital expenditures, projected cash dividend payments to stockholders and continued share repurchases.

June 30, 2026 total consolidated liabilities were $2,539, a decline of $736 from December 31, 2025. Current liabilities were $528 lower than at December 31, 2025. Long term liabilities were $208 lower, after eliminating the deferred tax liability balance resulting from non-tax deductible Femcare Identifiable Intangible Asset (IIA) amortization expense.

The deferred tax liability balance for Femcare IIA, which were initially $9,084 at the date of the March 2011 acquisition, was zero at June 30, 2026, compared to $114 at December 31, 2025 and $389 at June 30, 2025. Reduction of the deferred tax liability occurred as the book/tax difference of amortization was eliminated over the remaining useful life of the Femcare IIA, i.e. as Femcare paid taxes in the UK without the benefit of a deduction for IIA amortization expense.

UTMD’s total debt ratio (total liabilities/ total assets) at June 30, 2026 was 2.0%, and at both December 31, 2025 and June 30, 2025 was 2.7%.

l) Management's Outlook

As outlined in its December 31, 2025 SEC 10-K report, UTMD’s plan for 2026 remains to

1)realize new sales of a line of high-pressure process control transducer configurations directly to biopharmaceutical manufacturers;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD). The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8759, .8522 and .8496 EUR per USD as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively.  Exchange rates were .7543, .7438 and .7288 GBP per USD as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively.  Exchange rates were 1.4463, 1.4997 and 1.5216 AUD per USD on June 30, 2026, December 31, 2025 and June 30, 2025, respectively.  Exchange rates were 1.4206, 1.3715, and 1.3620 CAD per USD on June 30, 2026, December 31, 2025 and June 30, 2025, respectively. UTMD manages its foreign currency risk without separate hedging transactions by either invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and/or by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2026. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

UTMD is a party from time to time in litigation incidental to its business. Presently, except for Filshie clip product liability lawsuits, there is no litigation or threatened litigation. The Company does not expect the outcome of the Filshie clip litigation will be material to overall consolidated financial results.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 2Q 2026.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
04/01/26 - 04/30/26	-	-	N/A	N/A
05/01/26 – 05/31/26	1,000	63.70	N/A	N/A
06/01/26 – 06/30/26	207	66.02	N/A	N/A
Total	1,207	64.10	N/A	N/A

1)None of the shares were purchased as part of a publicly announced specific plan, and all were purchased on the open market.

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

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        8/12/26                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        8/12/26                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer