Form 10-Q
period 2026-09-30
UTAH MEDICAL PRODUCTS INC
filed 2026-11-13
CIK 706698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 12, 2026: 2,849,541.

UTAH MEDICAL PRODUCTS, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
SEPTEMBER 30, 2026 AND DECEMBER 31, 2025
(in thousands)

	(unaudited)	(audited)
	SEPTEMBER 30, 2026	DECEMBER 31, 2025
ASSETS
Current assets:
Cash & investments	$85,202	$85,756
Accounts & other receivables, net	3,961	3,522
Inventories	10,571	7,935
Other current assets	898	529
Total current assets	100,632	97,742
Property and equipment, net	10,024	9,908
Goodwill	13,961	14,052
Other intangible assets	38,047	55,941
Other intangible assets - accumulated amortization	(34,163)	(55,101)
Other intangible assets, net	3,884	840
Total assets	$128,501	$122,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,683	$911
Accrued expenses	3,057	1,687
Total current liabilities	4,740	2,598
Deferred tax liability - Femcare IIA	-	114
Long-term lease liability	180	225
Deferred income taxes	303	337
Total liabilities	5,223	3,274

Stockholders' equity:
Common stock - $0.01 par value; authorized - 50,000 shares; issued - September 30, 2026, 3,175 shares and December 31, 2025, 3,186 shares	32	32
Accumulated other comprehensive income (loss)	(10,018)	(9,416)
Additional paid-in capital	-	-
Retained earnings	133,264	128,652
Total stockholders' equity	123,278	119,268

Total liabilities and stockholders' equity	$128,501	$122,542
see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME FOR THE
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025
(in thousands, except per share amounts - unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2026	2025	2026	2025
Sales, net	$8,621	$9,812	$25,873	$29,475

Cost of goods sold	3,781	4,208	10,993	12,738
Gross profit	4,840	5,604	14,880	16,737

Operating expense
Selling, general and administrative	1,903	2,826	6,421	7,320
Research & development	142	167	450	456
Total operating expense	2,045	2,993	6,871	7,776
Operating income	2,795	2,611	8,009	8,961

Other income	606	698	1,860	2,043
Income before provision for income taxes	3,401	3,309	9,869	11,004

Provision for income taxes	614	678	1,792	2,284
Net income	$2,787	$2,631	$8,077	$8,720

Earnings per common share (basic)	$0.88	$0.82	$2.54	$2.68

Earnings per common share (diluted)	$0.88	$0.82	$2.54	$2.68

Shares outstanding - basic	3,180	3,207	3,183	3,254

Shares outstanding - diluted	3,180	3,207	3,183	3,254
Other comprehensive income (loss):
Foreign currency translation net of taxes of $0 in all periods	$(67)	$(376)	$(602)	$2,170
Total comprehensive income	$2,720	$2,255	$7,475	$10,890

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025
(in thousands - unaudited)

	SEPTEMBER 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,077	$8,720
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	638	614
Amortization	514	1,593
Provision for (recovery of) losses on accounts receivable	(414)	395
Amortization of right of use assets	45	41
Deferred income taxes	(148)	(641)
Stock-based compensation expense	269	262
Changes in operating assets and liabilities:
Accounts receivable and other receivables	(60)	(97)
Inventories	(2,731)	1,009
Prepaid expenses and other current assets	(382)	52
Accounts payable	778	69
Accrued expenses	1,406	(802)
Total adjustments	(85)	2,495
Net cash provided by operating activities	7,992	11,215

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for:
Property and equipment	(500)	(262)
Net Cash Paid in Acquisition	(4,042)
Net cash used in investing activities	(4,542)	(262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock - options	129	-
Common stock purchased and retired	(905)	(7,361)
Payment of fees for Tender Offer	(22)	-
Payment of dividends	(2,963)	(3,006)
Net cash used in financing activities	(3,761)	(10,367)

Effect of exchange rate changes on cash	(243)	705

Net increase/(decrease) in cash and cash equivalents	(554)	1,291

Cash at beginning of period	85,756	82,976

Cash at end of period	$85,202	$84,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for income taxes	$2,240	$2,852
Cash paid during the period for interest	-	-

see notes to consolidated condensed financial statements

UTAH MEDICAL PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2026 and 2025
(In thousands - unaudited)
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Retained	Stockholders'
	Shares	Amount	Capital	Income	Earnings	Equity
Balance at June 30, 2026	3,183	$32	$-	$(9,952)	$131,954	$122,034
Shares issued upon exercise of employee stock options for cash	2	0	129	-	-	129
Stock option compensation expense	-	-	77	-	-	77
Common stock purchased and retired	(10)	(0)	(206)	-	(492)	(699)
Foreign currency translation adjustment	-	-	-	(67)	-	(67)
Common stock dividends	-	-	-	-	(984)	(984)
Net income	-	-	-	-	2,787	2,787
Balance at September 30, 2026	3,175	$32	$-	$(10,018)	$133,264	$123,278

Balance at December 31, 2025	3,186	$32	$-	$(9,416)	$128,652	$119,268
Shares issued upon exercise of employee stock options for cash	2	-	129	-	-	129
Stock option compensation expense	-	-	269	-	-	269
Common stock purchased and retired	(13)	(0)	(399)	-	(506)	(905)
Foreign currency translation adjustment	-	-	-	(602)	-	(602)
Common stock dividends	-	-	-	-	(2,958)	(2,958)
Net income	-	-	-	-	8,077	8,077
Balance at September 30, 2026	3,175	$32	$-	$(10,018)	$133,264	$123,278

Balance at June 30, 2025	3,216	$32	$-	$(9,362)	$126,862	$117,533
Stock option compensation expense	-	-	95	-	-	95
Common stock purchased and retired	(12)	-	(95)	-	(558)	(653)
Foreign currency translation adjustment	-	-	-	(376)	-	(376)
Common stock dividends	-	-	-	-	(977)	(977)
Net income	-	-	-	-	2,631	2,631
Balance at September 30, 2025	3,204	$32	$-	$(9,738)	$127,958	$118,252

Balance at December 31, 2024	3,335	$33	$-	$(11,908)	$129,302	$117,427
Stock option compensation expense	-	-	262	-	-	262
Common stock purchased and retired	(131)	(1)	(262)	-	(7,098)	(7,361)
Foreign currency translation adjustment	-	-	-	2,170	-	2,170
Common stock dividends	-	-	-	-	(2,966)	(2,966)
Net income	-	-	-	-	8,720	8,720
Balance at September 30, 2025	3,204	$32	$-	$(9,738)	$127,958	$118,252

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

(3)Inventories at September 30, 2026, and December 31, 2025, consisted of the following:

	September 30,	December 31,
	2026	2025
Finished goods	$2,635	$1,223
Work-in-process	2,034	1,627
Raw materials	5,902	5,085
Total	$10,571	$7,935

(4)Stock-Based Compensation. At September 30, 2026, the Company has stock-based employee compensation plans which authorize the grant of stock options to eligible employees and directors.  The Company accounts for stock compensation under FASB Accounting Standards Codification (“ASC”) 718, Compensation - Stock Compensation.  This statement requires the Company to recognize compensation cost based on the grant date fair value of options granted to employees and directors.  In the quarters ended September 30, 2026, and 2025, the Company recognized $77 and $95, respectively, in stock-based compensation cost.  In the nine months ended September 30, 2026, and 2025, the Company recognized $269 and $262, respectively, in stock-based compensation cost.

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

UTMD maintains a warranty reserve to provide for estimated costs which are likely to occur. The amount of this reserve is adjusted, as required, to reflect its actual experience. Based on its analysis of historical warranty claims and its estimate that existing warranty obligations were immaterial, no warranty reserve was made at December 31, 2025, or September 30, 2026.

(6) Global 3Q 2026 revenues (USD) by product category:

	Domestic	Outside US	Total
Labor & Delivery	$818	$248	$1,066
Gynecology/Electrosurgery/Urology	1,891	2,070	3,961
Neonatal	1,337	330	1,667
Blood Pressure Monitoring and Accessories*	871	1,056	1,927
Total:	$4,917	$3,704	$8,621

Global 9M 2026 revenues (USD) by product category:

		Domestic	Outside US	Total
Labor & Delivery		$2,435	$603	$3,038
Gynecology/Electrosurgery/Urology		6,646	6,822	13,468
Neonatal		4,052	1,104	5,156
Blood Pressure Monitoring and Accessories*		2,511	1,700	4,211
Total	:	$15,644	$10,229	$25,873

*includes assemblies and molded components sold to OEM customers.

(7) Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to the common stockholders of the company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by assuming the exercise of stock options at the closing price of stock at the end of 3rd quarter 2026.

The following table reconciles the numerator and the denominator used to calculate basic and diluted earnings per share: (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator
Net income	2,787	2,631	8,077	8,720

Denominator
Weighted average shares, basic	3,180	3,207	3,183	3,254
Dilutive effect of stock options	-	-	-	-
Diluted shares	3,180	3,207	3,183	3,254

Earnings per share, basic	0.88	0.82	2.54	2.68
Earnings per share, diluted	0.88	0.82	2.54	2.68

(8) Segment Information.  The Company operates as one operating segment.  The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who reviews financial information presented on a consolidated basis.  The CODM uses consolidated gross profit, operating income and net income to assess financial performance and allocate resources.  These financial metrics are used by the CODM to make key operating decisions such as the allocation of budget between cost of sales, sales and marketing, research and development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the quarters ended September 30, 2026 and September 30, 2025:

	Quarter Ended September 30,
	2026	2025
Revenues	8,621	9,812
Less:
Standard cost of sales	3,237	3,359
Other cost of sales	544	849
Gross Profit	4,840	5,604
Gross Profit Margin	56.1%	57.1%

Sales & Marketing	529	516
Research & Development	142	167
Litigation Fees	203	384
Amortization	37	544
Other General & Administrative	1,134	1,382
Operating Income	2,795	2,611
Operating Income Margin	32.4%	26.6%
Other Income
Interest income	615	719
Other income (expense)	(9)	(21)
Income before income taxes	3,401	3,309
Provision for income taxes	614	678
Net Income	2,787	2,631

(9) Subsequent Events.  UTMD has evaluated subsequent events through the date the financial statements were issued, and concluded there were no other events or transactions during this period that required recognition or disclosure in its financial statements. After September 30, 2026, the Company made additional repurchases of 327,740 shares of its stock through a tender offer which expired on October 27 at a total cost of $24,698 including a tendering stockholder price of $75.00 per share and depositary administrative and SEC filing fees.

(10)  Acquisition.  On August 28, 2026, Femcare Ltd, a UK corporate subsidiary of UTMD, purchased the entire ordinary share capital of Orion Medical Supplies Ltd (“ORION”) of the United Kingdom.

ORION is a niche assembler and distributor, primarily in the UK and Europe, of Harm Reduction medical devices. Harm Reduction refers to programs and practices that aim to minimize negative health, social and legal impacts associated with drug use, drug policies and drug laws. ORION’s kits incorporate devices that are designed to reduce the spread of blood borne infections, harmful drug litter and overdose injuries and deaths, along with negative social impacts on, or caused by, drugs users. As a private UK company since 2008, ORION developed specialized products designed to eliminate blood borne viruses and infections in a high-risk population which is not expected to decline. The former owners decided to retire.

Although the devices are not synergistic from a medical use perspective with UTMD’s other devices, they are well-accepted by the NHS and by other European country organizations where Femcare and UTMD distribute other proprietary medical devices.

The main benefit of the acquisition is accretion in financial results. ORION will provide a well-established and stable revenue stream, which should add about $6 million to UTMD’s current consolidated annual sales, which also have potential to expand geographically. But the main financial benefit will be taking advantage of existing Femcare infrastructure and resources, which will substantially dilute overhead expenses as a percentage of UK sales. The ORION business operations will be moved into Femcare’s existing facilities in Romsey, Hampshire as soon as practical after a transition period.

The purchase price of $4,895 (£3.6 million) was paid from cash reserves, and is subject to adjustments.  A one-year $952 (£0.7 million) escrow was set aside from the purchase price with an independent third party escrow agent to back the warranties and representations of the sellers. UTMD is in the process of finalizing its valuation of certain tangible and intangible assets acquired in the transaction which may result in a claim against the escrow and adjustment to the purchase price.  UTMD intends to complete its purchase price allocation no later than one year from the date of acquisition.  If a subsequent adjustment after one year is needed, it will be recorded as an expense or income.  The purchase price allocation below may change as more defined analyses are completed and additional information about fair value of assets and liabilities becomes available.

Assets Acquired

Cash	$506
Accounts receivable	681
Prepaid expenses	21
Inventory	857
Rent Deposit	26
Other Current Assets	15
Property and equipment	381
Identifiable intangibles:
Non-compete agreements	73
Trademarks, trade names	135
Customer relationships	3,328
Regulatory approvals & product certifications	135
Total assets acquired	6,158

Liabilities Assumed
Accounts payable	305
Customer Deposits	748
Taxes Payable	184
Accrued Expenses and Other Current Liabilities	26
Total liabilities assumed	1,263

Net assets acquired	$4,895

With respect to the identifiable intangible assets acquired from Orion, Femcare will amortize the non-compete agreements over 2 years, and the other intangible assets over 10 years.

Femcare incurred $173 towards acquisition-related expenses, all of which are categorized under General and Administrative expenses in the Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 2026.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Utah Medical Products, Inc. (UTMD) manufactures and markets a well-established range of specialty medical devices.  The Company’s Form 10-K Annual Report for the year ended December 31, 2025, provided a detailed description of products, technologies, markets, regulatory issues, business initiatives, resources and business risks, among other details, and should be read in conjunction with this report. Because of the relatively short span of time, results for any given three-month period in comparison with a previous three-month period may not be indicative of comparative results for the year as a whole.

Currency amounts in the report are in thousands, except per share amounts or where otherwise noted.  Currencies in this report are denoted as $ or USD = U.S. Dollars; A$ or AUD = Australia Dollars; £ or GBP = UK Pound Sterling; C$ or CAD = Canadian Dollars; and € or EUR = Euros.

Analysis of Results of Operations

a)Overview

Income statement results in 3Q and 9M 2026 compared to the same periods of 2025 were as follows:

	3Q 2026	3Q 2025	Change	9M 2026	9M 2025	Change
Net Sales	$ 8,621	$9,812	(12.1%)	$ 25,873	$29,475	(12.2%)
Gross Profit	4,840	5,604	(13.6%)	14,880	16,737	(11.1%)
Operating Income	2,795	2,611	7.0%	8,009	8,961	(10.6%)
Income Before Tax	3,401	3,309	2.8%	9,870	11,004	(10.3%)
Net Income (NI)	2,787	2,631	5.9%	8,077	8,720	( 7.4%)
Earnings per Diluted Share (EPS)	0.876	0.820	6.8%	2.537	2.680	( 5.3%)

In brief, consolidated total 3Q 2026 revenues were $1,191 (12.1%) lower than in 3Q 2025, and 9M 2026 revenues were $3,602 (12.2%) lower than in 9M 2025. The lower sales in comparison with the prior year’s periods were substantially a result of a lack of any 2026 sales to UTMD’s two previously largest customers, PendoTECH, a supplier of control devices to biopharm manufacturing companies, and UTMD’s distributor of disposable blood pressure monitoring (BPM) transducer kits in China.  Those two lost customers in 2026 represented a combined $491 in 3Q 2025 sales, and a combined $2,419 in 9M 2025 sales. Partly offsetting the PendoTECH lost sales, UTMD realized $116 in 3Q 2026 sales, and $327 in 9M 2026 sales, to new biopharm customers. However, the 2026 growth in new biopharm sales has been slower than expected. Also, UTMD realized $195 in 3Q 2026 sales to a new China BPM kit distributor for the first time since losing the prior distributor a year ago. This distributor might eventually match the prior distributor’s demand.

There was also an accelerated decline in worldwide (WW) sales of the Filshie Clip System (Filshie) in 3Q 2026, which were $805 (32.7%) lower than in 3Q 2025. The poor 3Q Filshie sales caused 9M 2026 Filshie sales to be $1,194 (15.7%) lower than in 9M 2025. On the other hand, Femcare Ltd, UTMD’s subsidiary in the UK which developed the Filshie Clip System, acquired Orion Medical Supplies Ltd in the UK at the end of August 2026, which added $619 in 3Q 2026 sales.

Changes in period-to-period foreign currency exchange rates had less than a one percentage point impact on USD sales: 3Q 2026 sales were $14 lower, and 9M 2026 sales were $170 higher, than would have been the case with the same exchange rates in 2025.

UTMD’s profit margins compared to those of the prior year’s same periods follow:

	3Q 2026 (Jul – Sep)	3Q 2025 (Jul – Sep)	9M 2026 (Jan – Sep)	9M 2025 (Jan – Sep)
Gross Profit Margin (GP/ sales):	56.1%	57.1%	57.5%	56.8%
Operating Income Margin (OI/ sales):	32.4%	26.6%	31.0%	30.4%
Income B4 Tax Margin (EBT/ sales):	39.5%	33.7%	38.1%	37.3%
Net Income Margin (NI/ sales):	32.3%	26.8%	31.2%	29.6%

EBT = Income Before Taxes = Operating Income + Non-Operating Income

In 3Q 2026 compared to 3Q 2025, UTMD’s GP Margin (GPM) was reduced by planned higher manufacturing direct labor and overhead costs with lower absorption as a result of lower sales. The 9M 2026 GPM, however, benefitted in comparison to 9M 2025 from not having the $2,058 very low GPM 9M 2025 sales to UTMD’s former China distributor of BPM kits.

Compared to the prior year, despite lower sales, 3Q and 9M Operating Income margins improved as a result of lower total operating expenses.  Operating Income in 3Q 2026 improved due mainly to only $228 in combined litigation expense and identifiable intangible asset (IIA) amortization expense, which are included in G&A operating expenses, compared to $920 in 3Q 2025. The 15-year amortization of Femcare IIA was completed in 1Q 2026. In 9M 2026, combined litigation and IIA amortization expenses were $925 lower than in 9M 2025.

Excluding litigation expenses and non-cash amortization expense for the amortization of IIA, the following table compares consolidated WW Operating Expenses for 3Q 2026 and 9M 2026 with the same periods in 2025:

WW Operating Expense*	3Q 2026	3Q 2025	9M 2026	9M 2025
Expense [000 $]	$1,817	$2,073	$5,245	$5,226
Percent of Revenues	21.1%	21.1%	20.3%	17.7%

*Excluding litigation expense and UK IIA amortization expense

The major difference in the table above was a 3Q 2025 one-time $395 charge to UTMD’s bad debt reserve (G&A expense) for cancellation fees invoiced UTMD’s China distributor for cancelling a noncancellable order for which UTMD had already incurred substantial costs. In addition, a weaker USD in 9M 2026 compared to 9M 2025 added $70 to Operating Expense (relative to the same foreign currency expenses in 9M 2025), $30 of which was IIA expense in 1Q 2026. There was no FX rate impact on litigation expenses in the U.S.

Litigation Expense	3Q 2026	3Q 2025	9M 2026	9M 2025
Expense [000 $]	$ 203	$ 384	$1,143	$983
Percent of Revenues	2.4%	3.9%	4.4%	3.3%

UK IIA Amort Expense	3Q 2026	3Q 2025	9M 2026	9M 2025
Expense [000 GBP]	£ 19	£ 397	£ 358	£1,192
Expense [000 $]	$ 25	$ 536	$ 483	$1,568
Percent of Revenues	0.3%	5.5%	1.9%	5.3%

IIA amortization expense in 3Q 2026 was due solely to the Orion acquisition. The $458 additional IIA amortization expense in 9M 2026 was the final $458 Femcare IIA amortization expense in 1Q 2026.

Non-operating income in 3Q 2026 and 9M 2026 was $92 and $183 lower than in the same 2025 periods, respectively, due to lower interest rates on UTMD’s cash deposits. A two-percentage point lower estimated average income tax provision rate helped to decrease the 9M period percentage decline in Net Income, and allowed about a 6% increase in 3Q 2026 Net Income relative to 3Q 2025.

In addition to the lower income tax provision rate, Earnings Per Share (EPS) were enhanced by fewer diluted shares in both periods due to share repurchases. Additional income statement details are provided later in this report.

UTMD’s September 30, 2026 Balance Sheet continued strong, with no debt. Ending Cash and Investments were slightly less at $85.2 million compared to $85.8 million on December 31, 2025, after year-to-date paying $3.0 million in cash dividends to stockholders, repurchasing $0.9 million of UTMD common stock, purchasing Orion Medical Supplies Ltd for $5.0 million including legal fees and duties, and making other plant and equipment capital expenditures of $0.5 million.

Foreign currency exchange (FX) rates for Balance Sheet purposes are the applicable rates at the end of each reporting period. The FX rates from the applicable foreign currency to USD for assets and liabilities at the end of 3Q 2026 compared to the end of calendar year 2025 and the end of 3Q 2025 follow:

	9-30-26	12-31-25	Change	9-30-25	Change
GBP	1.32659	1.34450	(1.3%)	1.34420	(1.3%)
EUR	1.13437	1.17344	(3.3%)	1.17331	(3.3%)
AUD	0.69506	0.66679	4.2%	0.66127	5.1%
CAD	0.70365	0.72914	(3.5%)	0.71789	(2.0%)

b)Revenues (sales)

Terms of sale are established in advance of UTMD’s acceptance of customer orders.  For the U.S., Ireland, UK, France, Canada, Australia and New Zealand, UTMD generally accepts orders directly from and ships directly to end user clinical facilities, as well as third party medical/surgical distributors, under UTMD’s Standard Terms and Conditions (T&C) of Sale. About 15% of UTMD’s 9M 2026 domestic non-OEM sales went through third party med/surg distributors which contract separately with clinical facilities to provide purchasing, storage and scheduled delivery functions for the applicable facility.  UTMD’s T&C of Sale to end user facilities are substantially the same for customers in the U.S. and outside the U.S. (OUS).

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

Total consolidated 3Q 2026 UTMD worldwide (WW) sales in USD terms were $8,621 compared to $9,812 in 3Q 2025. Consistent with UTMD’s projection in its SEC 10-K Report at the beginning of the year, 1) sales of biopharma pressure monitoring devices and accessories to UTMD’s previously largest OEM customer, PendoTECH, were zero in 3Q 2026, which were $96 in 3Q 2025 domestic OEM sales, and 2) sales of blood pressure monitoring (BPM) kits to UTMD’s previously largest distributor outside the U.S. (OUS) located in China were also zero, which were $395 in international sales in 3Q 2025.  The combined sales to those two entities, which were zero in 3Q 2026, were $491 in 3Q 2025 and $1,082 in 3Q 2024. Offsetting the $395 lost sales to the prior China distributor were $195 3Q BPM kit sales to a new China distributor.

Domestic sales are invoiced in USD and obviously not subject to foreign currency conversion (FX) rate fluctuations. The components of domestic sales include 1) “direct non-Filshie device sales” of UTMD’s medical devices to user facilities (and med/surg stocking distributors for hospitals), 2) “OEM sales” of components and other products manufactured by UTMD for other medical device and non-medical device companies, and 3) “domestic Filshie device sales”. UTMD separates domestic Filshie device sales from other medical device sales direct to medical facilities because UTMD is simply a distributor for Femcare in the U.S. In the aggregate, 3Q 2026 domestic sales were 16.1% lower, at just $4,917 compared to $5,859 in 3Q 2025. Total domestic OEM sales at $677 were $41 higher than in 3Q 2025, including new domestic OEM biopharma customer sales which were $66 higher. Domestic sales of the Filshie Clip System at $656 in 3Q 2026 were $534 lower than in 3Q 2025, a weak quarter following stronger sales in first half (1H) 2026 compared to 1H 2025. Domestic direct sales of other devices in 3Q 2026 were $449 lower than in 3Q 2025, about 64% of which were due to lower neonatal device sales.

OUS sales in 3Q 2026 were $249 (6.3%) lower at $3,704 compared to $3,953 in 3Q 2025.  Net of the lost previous China distributor and the new distributor, BPM kit sales to China were $200 lower.  OUS Filshie device sales were $271 lower. Orion Medical contributed $619 in new sales. In 3Q 2026, 50% of OUS sales were direct to medical facilities located in Ireland, the UK, France, Canada, Australia and New Zealand, compared to 37% in 3Q 2025. The difference was due to the $619 addition of Orion Medical sales in the UK, net of OUS direct Filshie device sales which were $230 (21.8%) lower. OUS direct to end-user sales are invoiced in foreign currencies.

The foreign currency exchange (FX) impact, the conversion to USD effect of difference in FX rates in 3Q 2026 compared to 3Q 2025, reduced 3Q 2026 sales by $14 compared to 3Q 2025. OUS sales invoiced in foreign currencies, which included Orion Medical Supplies for the first time, in USD terms, were 32% of total WW consolidated 3Q 2026 sales compared to 29% in 3Q 2025. The average USD FX rates decreased 3Q 2026 total consolidated sales $14 for sales invoiced in foreign currencies. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 3Q 2026 and 3Q 2025 for revenue purposes follow:

	3Q 2026	3Q 2025	Change
GBP	1.3427	1.3485	(0.4%)
EUR	1.1514	1.1748	(2.0%)
AUD	0.7051	0.6548	+7.7%
CAD	0.7154	0.7256	(1.4%)

The $14 weighted average unfavorable impact on 3Q 2026 consolidated sales was negligible, about 0.2%.  In constant currency terms, foreign currency sales in 3Q 2026 in USD terms were 24.0% lower than in 3Q 2025, excluding Orion. “Constant currency” sales means exchanging foreign currency sales into USD-denominated sales at the same FX rate as was in the previous period of time being compared.

OUS sales invoiced in foreign currencies are due to direct end-user sales in Ireland, the UK, France, Canada, Australia and New Zealand, and to shipments to OUS distributors of products manufactured by UTMD subsidiaries in Ireland and the UK. Export sales from the U.S. to OUS distributors are invoiced in USD.  Direct to end-user foreign currency OUS 3Q 2026 sales in USD terms were 9.4% lower in Ireland, 23.2% lower in Canada, 34.0%

lower in France, 1.1% lower in AUS/NZ and 60.0% higher in the UK than in 3Q 2025. The UK sales included September sales by Orion Medical Systems. Sales to OUS distributors, which included $395 in 3Q 2025 sales to UTMD’s former China distributor, were in the aggregate $637 (25.8%) lower in 3Q 2026 than in 3Q 2025.

Total consolidated 9M 2026 UTMD worldwide (WW) sales in USD terms were 12.2% lower at $25,873 compared to $29,474 in 9M 2025. Sales of biopharma pressure monitoring devices and accessories to UTMD’s previously largest OEM customer, PendoTECH, were zero in 9M 2026, compared to $360 in 9M 2025, all in domestic OEM sales. Offsetting that loss were new WW biopharma customer sales in 9M 2026 that were $253 higher than in 9M 2025. Sales of BPM kits to UTMD’s previously largest distributor OUS located in China were also zero in 9M 2026, compared to $2,058 in OUS sales in 9M 2025. (This included $395 in 3Q 2025 revenue which was written off in 3Q 2026 G&A expenses as uncollectible.)  Offsetting that China BPM revenue loss was $195 in 3Q sales, the first sales of BPM kits to a new China distributor. The combined 9M 2026 sales to those previous two lost customers netted with new replacement sales were $1,863 lower in 9M 2026 compared to 9M 2025, representing 52% of the $3,602 lower sales in 9M 2026.  WW Filshie device sales in 9M 2026 were $1,194 (15.7%) lower than in 9M 2025.  WW NICU device sales in 9M 2026 were $1,105 (17.7%) lower than in 9M 2025.

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

In the aggregate, 9M 2026 domestic sales were $1,664 (9.6%) lower, at $15,644 compared to $17,308 in 9M 2025. Domestic Filshie device sales in 9M 2026 were $305 (9.1%) lower than in 9M 2025, and all other domestic direct device sales $1,357 (11.3%) lower. In product categories, domestic NICU device sales were 18% lower, and all other categories excluding Filshie clip devices were 6-8% lower.  Domestic OEM sales were about the same in both periods.

OUS sales in 9M 2026 were $1,938 (15.9%) lower at $10,229 compared to $12,167 in 9M 2025.  Excluding the $1,863 lower sales to UTMD’s former China distributor (minus new sales to another distributor) mentioned above, 9M 2026 OUS sales were $75 (0.6%) lower than in 2025. In 9M 2026, 44% of OUS sales were direct to medical facilities located in Ireland, the UK, France, Canada, Australia and New Zealand, compared to 37% in 9M 2025. The difference was essentially due to September 2026 Orion Medical sales which were 6% of 9M 2026 OUS sales. OUS direct to end-user sales are invoiced in foreign currencies.

The portion of OUS sales invoiced in foreign currencies in USD terms was 28% of total WW consolidated 9M 2026 sales compared to 30% in 9M 2025. The average USD FX rates increased 9M 2026 total consolidated sales $170 for sales invoiced in foreign currencies. FX rates for income statement purposes are transaction-weighted averages. The average FX rates from the applicable foreign currency to USD during 9M 2026 and 9M 2025 for revenue purposes follow:

	9M 2026	9M 2025	Change
GBP	1.3444	1.3144	+ 2.3%
EUR	1.1577	1.1333	+ 2.2%
AUD	0.7046	0.6396	+10.1%
CAD	0.7226	0.7144	+ 1.1%

The $170 weighted average favorable impact on 9M 2026 consolidated sales was 0.7%.

In 4Q 2025 and 4Q 2024, the two former customers with zero combined sales in 2026 were just $35 and $338, so UTMD does not expect the same negative comparisons looking forward to 4Q 2026. In other words, looking forward, UTMD expects the combined 4Q 2026 replacement sales to be higher than in both former 4Q periods. Although sales to other biopharma OEM customers in 2026 have not developed as soon as projected at the beginning of the year, finding a replacement China distributor for BPM kits and the acquisition of Orion Medical was also not projected. Management’s current year 2026 sales projection, with continued uncertainty, is a total year 2026 consolidated sales decline close to 7%, in contrast to the 12% year-to-date actual decline in 9M 2026 compared to 9M 2025.

UTMD segments sales into the following general product categories: labor & delivery, gynecology/ electrosurgery, neonatal critical care, and miscellaneous including blood pressure monitoring kits and accessories as well as related OEM products, along with Orion Medical Supplies just in 2026. The following table provides USD sales amounts divided into those general product categories for total sales and the subset of OUS sales:

Global revenues by product category:

	3Q 2026	3Q 2025	9M 2026	9M 2025
Labor & Delivery	$1,066	$1,039	$3,038	$3,089
Gynecology/ Electrosurgery/ Urology	3,961	4,954	13,468	14,656
Neonatal	1,667	2,176	5,156	6,261
Blood Pressure Monitoring and Accessories*	1,927	1,643	4,211	5,469
Total:	$8,621	$9,812	$25,873	$29,475

OUS revenues by product category:

	3Q 2026	3Q 2025	9M 2026	9M 2025
Labor & Delivery	$248	$170	$603	$570
Gynecology/ Electrosurgery/ Urology	2,070	2,433	6,822	7,384
Neonatal	330	554	1,104	1,280
Blood Pressure Monitoring and Accessories*	1,056	796	1,700	2,933
Total:	$3,704	$3,953	$10,229	$12,167

*includes assemblies and components sold to OEM customers, along with Orion Medical Supplies just in 2026.

c)Gross Profit

Gross Profit results from subtracting the cost of goods sold, comprised of costs of production including direct labor, manufacturing engineering, depreciation of equipment, maintenance and repairs, quality assurance including regulatory compliance, and purchasing including freight for receiving materials from suppliers, from revenues. Cost of goods sold is divided into three categories: direct labor, raw materials and manufacturing overhead.  Direct labor and raw materials are predominantly variable costs, i.e. vary directly with revenues.  Manufacturing overhead contains many fixed costs consistent with the Company’s infrastructure, for example, supervision, quality assurance and engineering personnel, as well as depreciation of fixed assets.

UTMD’s 3Q 2026 Gross Profit margin (GPM) was lower than in 3Q 2025 because WW trade shipments were lower while the Company retained the same previous labor and overhead staffing that it previously had in order to support the anticipated substantial new growth in biopharma control device manufacturing. UTMD Ltd in Ireland is also the manufacturer and supplier of the Filshie Clip System to all UTMD subsidiaries worldwide, so lower intercompany Filshie sales also contributed to the lower consolidated 3Q GPM.  In contrast, UTMD’s consolidated 9M 2026 GPM was higher than in 9M 2025, as expected, due to a more favorable product mix without $2,058 low Gross Profit sales to the former China distributor.

More specifically, 3Q 2026 Gross Profit was $764 (13.6%) lower than in 3Q 2025 when sales were 12.1% lower. Gross Profit in 9M 2026 was $1,857 (11.1%) lower than in 9M 2025 when sales were 12.2% lower. The consolidated 3Q 2026 GPM was 56.1% compared to 57.1% in 3Q 2025. The consolidated 9M 2026 GPM was 57.5% compared to 56.8% in 9M 2025.

d)Operating Income

Operating Income results from subtracting Operating Expenses from Gross Profit. Operating Expenses are comprised of Sales and Marketing (S&M) expenses, General and Administrative (G&A) expenses and Product Development (R&D) expenses.

Consolidated Operating Income of $2,795 in 3Q 2026 was $183 (+7.0%) higher compared to 3Q 2025 Operating Income of $2,612. UTMD’s 3Q 2026 Operating Income margin (Operating Income as a percentage of sales) increased to 32.4% of sales from 26.6% of sales in 3Q 2025. The lower GPM in 3Q 2026 on 12% lower sales compared to 3Q 2025 was offset by $181 lower litigation expenses and the beneficial impact of Femcare IIA amortization expense in 3Q 2026 that was $511 lower than in 3Q 2025.

Operating Income in 9M 2026 was $8,009 compared to $8,961 in 9M 2025, a $952 (10.6%) decrease, although with a higher Operating Income margin of 31.0% compared to 30.4% in 9M 2025.  The lower 9M Operating Income was the result of 11.1% lower Gross Profit despite a higher GPM compared to 9M 2025.

The following table summarizes Operating Expenses in 3Q and 9M 2026 compared to the same periods in 2025 by Operating Expense (OE) category:

OE Category	3Q 2026	% of sales	3Q 2025	% of sales	9M 2026	% of sales	9M 2025	% of sales
S&M:	$529	6.1	$516	5.3	$1,574	6.1	$1,540	5.2
G&A:	1,374	16.0	2,310	23.5	4,847	18.7	5,780	19.6
R&D:	142	1.6	167	1.7	450	1.8	457	1.6
Total OE:	2,045	23.7	2,993	30.5	6,871	26.6	7,777	26.4

Consolidated S&M expenses as a percentage of sales were higher primarily due to lower sales. The impact of differences in FX rates on foreign subsidiary S&M expenses added $2 in 3Q 2026 and $12 in 9M 2026.  Excluding the FX rate impact, consolidated S&M expenses were slightly higher due to higher trade show expenses in the U.S. and higher salary expenses OUS.

G&A expenses dominate UTMD’s Operating Expense, largely because of expenses of U.S. Filshie litigation and the non-cash expenses from the amortization of Identifiable Intangible Assets (IIA) associated with the acquisition of the Filshie Clip System in 2011 which were fully-amortized as of 1Q 2026, and an initial 3Q 2026 IIA amortization expense for the Orion acquisition. A segmentation of USD-denominated G&A expenses follows:

G&A Exp Category	3Q 2026	% of sales	3Q 2025	% of sales	9M 2026	% of sales	9M 2025	% of sales
IIA Amort- UK:	$25	Orion	$536	5.5	$483	1.9	$1,568	5.3
Other– UK:	411		176		814		555
U.S. Litigation	203	2.4	389	4.0	1,137	4.4	977	3.3
Other– US:	557	6.5	667	6.8	1,883	7.3	1,864	6.3
IRE:	91		96		281		268
IRE– China B/D	-		395	4.0			395	1.3
AUS:	49		20		134		54
CAN:	38		31		115		100
Total G&A:	1,374	16.0	2,310	23.5	4,847	18.7	5,780	19.6

Total consolidated G&A expenses in 3Q 2026 were $936 lower than in 3Q 2025 from a number of differences. In 3Q 2025, UTMD wrote off an uncollectible receivable from its terminated China distributor, which was a one-time G&A expense. The $536 UK IIA amortization expense in 3Q 2025 was for Femcare IIA, which was zero in 3Q 2026. The $25 UK IIA amortization expense in 3Q 2026 was the initial amortization for the Orion acquisition which was zero in 3Q 2025. The higher other UK expenses in 3Q 2026 were the result of the Orion acquisition expenses and adding Orion G&A expense for the month of September.  U.S. litigation expenses in 3Q 2026 were $186 lower than in 3Q 2025.

In 9M 2026, except for U.S. litigation expense, U.S. G&A expenses were about the same as in 9M 2025, but with lower sales, the U.S. G&A percentage of sales increased a full percentage point. The largest difference was $1,085 less IIA amortization expense as the Femcare IIA amortization was completed in 1Q 2026.  Foreign currency G&A expenses expressed in USD were decreased by FX rate differences by $4 in 3Q 2026 and increased by $58 in 9M 2026.  In 9M 2026, $30 of the $58 higher G&A expense FX impact was due to the final non-cash identifiable intangible asset (IIA) amortization–UK expense in 1Q 2026 which resulted from the 2011 acquisition of Femcare.

Regarding litigation expense looking forward, in two of the remaining four courts (out of nineteen), cases will apparently be going to trial in 2027.  The other two remain waiting for decisions on summary judgment motions.

The differences in period-to-period R&D expenses were due to varying project costs and increases in salaries for the same number of people. Since all new product development work in 2026 was carried out in the U.S., there was no FX rate impact.

Stronger OUS currencies for 9M 2026 increased operating expenses by $70, of which $30 was due to the remaining amortization of Femcare IIA. In contrast, a favorable impact of differing FX rates in 3Q 2026 compared to 3Q 2025 reduced consolidated Operating Expense by $2. The AUD was the primary stronger currency.

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

Net non-operating income in 3Q 2026 was $606 compared to $698 non-operating income in 3Q 2025. Net non-operating income in 9M 2026 was $1,860 compared to $2,043 non-operating income in 9M 2025. UTMD received $250 less in WW interest income on its cash balances from lower interest rates than in 9M 2025.  In 9M 2026, UTMD only used $905 cash for share repurchases compared to $7,361 in 9M 2025.  Consequently, the 1% excise tax imposed on share repurchases, which reduces non-operating income, was $65 lower in 9M 2026 compared to 9M 2025.  UTMD also realized a $12 remeasured currency balance loss in 9M 2026 compared to a $20 remeasured currency balance loss in 9M 2025.

f)Income Before Income Taxes (EBT)

EBT results from subtracting net non-operating expense or adding net non-operating income from or to, as applicable, Operating Income.  Consolidated 3Q 2026 EBT was $3,401 (39.5% of sales) compared to $3,309 (33.7% of sales) in 3Q 2025. Consolidated 9M 2026 EBT was $9,870 (38.1% of sales) compared to $11,004 (37.3% of sales) in 9M 2025.

The EBT of Utah Medical Products, Inc. in the U.S. was $8,221 in 9M 2026 compared to $9,518 in 9M 2025. The EBT of Utah Medical Products, Ltd (Ireland) was EUR 2,895 in 9M 2026 compared to EUR 3,466 in 9M 2025. The US GAAP EBT of Femcare Group Ltd (Femcare Ltd., UK and Femcare Australia Pty Ltd) was GBP (1,243) in 9M 2026 compared to GBP (1,416) in 9M 2025. U.S. Filshie litigation expenses are included in UK EBT. The EBT of Utah Medical Products Canada, Inc. (dba Femcare Canada) was CAD (64) in 9M 2026 compared to CAD 146 in 9M 2025. The EBT of UTMD’s manufacturing subsidiaries varies as a result of intercompany shipments which are eliminated in the consolidation of financial results.

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

Excluding the noncash effects of depreciation, amortization of intangible assets and stock option expense, 3Q 2026 consolidated EBT excluding the remeasured bank balance currency gain or loss (“adjusted consolidated EBITDA”) was $3,735 (43.3% of sales) compared to $4,170 (42.5% of sales) in 3Q 2025.  Adjusted consolidated EBITDA was $11,303 (43.7% of sales) in 9M 2026 compared to $13,493 (45.8% of sales) in 9M 2025. The lower EBITDA in 3Q 2026 compared to 3Q 2025 was due to the lack of IIA amortization.  The lower 9M 2026 EBITDA compared to 9M 2025 was due to lower EBT, accentuated by lower IIA amortization expense in 9M 2026. Adjusted consolidated trailing twelve months’ (TTM) EBITDA was $15,269 as of September 30, 2026.

UTMD’s non-US GAAP adjusted consolidated EBITDA is the sum of the elements in the following table, each element of which is a US GAAP number:

	3Q 2026	3Q 2025	9M 2026	9M 2025
EBT	$ 3,401	$ 3,309	$9,870	$11,004
Depreciation Expense	217	209	638	614
Femcare IIA Amortization Expense	-	536	458	1,568
Orion IIA Amortization Expense	25	-	25	-
Other Non-Cash Amortization Expense	12	8	31	25
Stock Option Compensation Expense	77	95	269	262
Interest Expense	-	-	-	-
Remeasured Foreign Currency Balances	3	13	12	20
UTMD non-US GAAP EBITDA:	$3,735	$4,170	$11,303	$13,493

At this point, adjusted consolidated EBITDA for 2026 calendar year as a whole is expected to be in the range of $15 to $16 million.

g)Net Income

Net Income is EBT minus a provision for estimated income taxes.  Net Income in 3Q 2026 of $2,787 (32.3% of sales) was 5.9% higher than the Net Income of $2,631 (26.8% of sales) in 3Q 2025.  The $156 higher 3Q 2026 Net Income was due to $183 higher Operating Income combined with $92 lower net non-operating income, and a two-percentage point lower estimated average income tax provision rate. The average consolidated income tax provision rate (as a % of the same period EBT) in 3Q 2026 was 18.1% compared to 20.5% in 3Q 2025.

Net Income in 9M 2026 of $8,077 (31.2% of sales) was 7.4% lower than the Net Income of $8,720 (29.6% of sales) in 9M 2025.  The $643 lower 9M 2026 Net Income was due to $951 lower Operating Income combined with $183 lower net non-operating income, and a lower estimated average income tax provision rate. The average consolidated income tax provision rate (as a % of the same period EBT) in 9M 2026 was 18.2% compared to 20.8% in 9M 2025.

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

Diluted EPS in 3Q 2026 were $0.876 compared to diluted EPS of $0.820 in 3Q 2025, a 6.8% increase. Diluted EPS in 9M 2026 were $2.537 compared to diluted EPS of $2.680 in 9M 2025, a 5.3% decrease. The 3Q percentage increase in EPS was higher than the 3Q increase in Net Income, and the 9M percentage decrease in EPS was lower than the 9M decrease in Net Income, as a result of fewer diluted shares.

Diluted shares were 3,180,343 in 3Q 2026 compared to 3,207,490 in 3Q 2025.  Diluted shares were 3,182,943 in 9M 2026 compared to 3,254,196 in 9M 2025. The lower diluted shares in both periods of 2026 were the result of shares repurchased during 9M 2026. Because the average exercise price of employee options was higher than the ending market price of the stock in both 3Q 2026 and 3Q 2025, the number of shares added as a dilution factor in both 3Q 2026 and 3Q 2025 were zero. The same was true for both 9M 2026 and 9M 2025. The number of shares used for calculating EPS in both years was higher than period-ending outstanding shares because of a time-weighted calculation of average outstanding shares.

Outstanding shares at the end of 3Q 2026 were 3,175,006 compared to 3,186,221 at the end of calendar year 2025. The difference was due to 13,403 shares repurchased in 9M 2026, and 2,188 employee option exercises. Shares repurchased in 3Q 2026 were 10,000 at an average price of $69.88.  Shares repurchased in 9M 2026 were 13,403 at an average price of $67.51. The total cost of repurchasing shares in 9M 2026 was $905 plus a 1% excise tax. Outstanding shares were 3,204,172 at the end of 3Q 2025.  Outstanding shares at the end of calendar 2024 were 3,335,156. The total cost of repurchasing 464,299 shares in the eleven calendar quarters since the end of 2023 at an average cost of $62.95/ share was $29,228 plus a 1% federal excise tax. The Company retains the strong desire and financial ability for repurchasing its shares at a price it believes is attractive for remaining stockholders.

The total number of outstanding unexercised employee and outside director options at September 30, 2026 was 106,285 at an average exercise price of $70.17, including shares awarded but not yet vested. This compares to 97,511 unexercised option shares at the end of 3Q 2025 at an average exercise price of $73.75/ share, including shares awarded but not vested. No employee or director options have been awarded in 2026.  Non-qualified option awards totaling 13,800 shares were made to 40 employees in October 2025 at an exercise price of $58.10.

i) Return on Stockholder Equity (ROE) and Stock Value

ROE is the portion of Net Income retained by UTMD to internally finance its growth, divided by the average accumulated stockholders’ equity for the applicable time period.  Before the payment of dividends, annualized ROE in 9M 2026 was 9% compared to 10% in 9M 2025. The lower ROE in 9M 2026 was due to 7.4% lower Net Income (the numerator) and 2.9% higher average stockholders’ equity (the denominator). Targeting a high ROE of 20% (before dividends) remains a key financial objective for UTMD management.

The payment of dividends and share repurchases reduce stockholders’ equity. UTMD paid $987 ($0.310/share) in dividends to stockholders in 3Q 2026 compared to $988 ($0.305/ share) paid in 3Q 2025. The dividends paid to stockholders during 3Q 2026 were 35% of Net Income. UTMD paid $2,963 ($0.310/share) in dividends to stockholders in 9M 2026 compared to $3,006 ($0.305/ share) paid in 9M 2025. The dividends paid to stockholders during 9M 2026 were 37% of Net Income.

UTMD’s closing share price at the end of 3Q 2026 was $74.05 up 7.3% from the closing price of $68.98 at the end of 2Q 2026, and up 32.3% from the closing price of $55.96 at the end of 2025.  The closing share price one year ago at the end of 3Q 2025 was $62.97.

Liquidity and Capital Resources

j)Cash flows

Net cash provided by operating activities, including adjustments for depreciation and amortization and other non-cash expenses along with changes in working capital, totaled $7,993 in 9M 2026 compared to $11,215 in 9M 2025. The $3,223 lower cash provided by operating activities was due to the combination of $644 lower Net Income, $1,078 less amortization expense, a $2,730 increase in inventories compared to a $1,009 decrease in 9M 2025, a $414 decrease in the Company’s provision for losses on accounts receivable in comparison to a $395 increase in the provision in 9M 2025 and a $382 decrease in prepaid expenses compared to a $51 increase in 9M 2025.  Those decreases in net cash provided were offset by a $492 lower decrease in deferred income taxes, a $710 higher increase in accounts payable and a $1,407 increase in accrued expenses compared to a $802 decrease in 9M 2025.

The capital expenditure per U.S. GAAP for acquiring Orion Medical Supplies, which includes intangible assets, was $4,895. There was $3,671 in capital expenditure for intangible assets in 9M 2026 as part of the Orion Medical Supplies acquisition by Femcare Ltd. compared to none in 9M 2025. Capital expenditures for property and equipment (PP&E) were $500 in 9M 2026 compared to $262 in 9M 2025. The PP&E capital expenditures in 9M 2026, in addition to normal equipment replacement, included $203 during 3Q 2026 for UK facility fit-out for integrating Orion Medical Supplies into Femcare’s Romsey facility. The 3Q 2026 fit-out capital expenditures were only about 40% of the total fit-out capital expenditure which may be required during 2026. PP&E capital expenditures, excluding Orion, in both years’ 9M periods were less than non-cash depreciation expense. Depreciation of PP&E in 9M 2026 was $638 compared to $614 in 9M 2025.

UTMD made cash dividend payments of $2,963 in 9M 2026 compared to $3,006 in 9M 2025.  UTMD used $905 cash for share repurchases in 9M 2026 compared to $7,361 for share repurchases in 9M 2025.  In the form of dividends and share repurchases, UTMD returned $3,868 to stockholders in 9M 2026 compared to $10,367 in 9M 2025.  UTMD received $129 from the exercise of employee options in 9M 2026. There were no option exercises in 9M 2025.  In 9M 2026 (all in 3Q 2026), UTMD also prepaid combined $22 in administrative fees and an SEC filing fee for an issuer tender offer for UTMD shares that concluded in 4Q 2026.

In 9M 2026 (actually all in 3Q 2026), the Company received $129 and issued 2,188 shares of stock on the exercise of employee stock options. Option exercises in 9M 2026 were at an average price of $58.98 per share. In 9M 2025, there were no employee stock option exercises.

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

k)Assets and Liabilities

UTMD’s September-end balance sheet requires further rationalization and adjustment after the acquisition of Orion Medical Supplies Ltd at the end of August. September 30, 2026 total consolidated assets were $128,501, a net increase of $5,959 from December 31, 2025 after consolidating with the assets of Orion Medical Supplies Ltd. acquired in 3Q 2026.  Although consolidated Current Assets increased $2,890, cash alone decreased $554 as Femcare utilized $5,065 cash to purchase Orion Medical Supplies Ltd in the UK: $4,895 of which was the purchase price, and $170 was for legal fees and stamp duty which were included in 3Q 2026 Operating Expenses per U.S. GAAP.  In addition, in 9M 2026, UTMD utilized an additional $3,739 cash to repurchase its shares in the open market, net of receiving $129 from employee exercises of incentive stock options, and pay stockholder dividends. A final use of cash not related to 9M 2026 operating activities was a $22 combined payment in 3Q 2026 to the information agent for administrative costs and to the SEC for required filing fees for the 4Q 2026 tender offer. On the other side of the coin, as of September 30, 2026, Femcare retained approximately $650 cash (consolidated with UTMD) of undistributed “excess cash” payable to the prior owners pending final completion accounting of Orion’s agreed upon acquired working capital.  Noncash working capital increased $1,302 as inventories increased $2,636 and receivables increased $439, largely due to the Orion acquisition. Current liabilities increased $2,142. The remaining $2,952 increase in September ending total assets was due to Orion’s acquired identifiable intangible assets (IIA) net of 9M 2026 amortization.

At September 30, 2026, Net Intangible Assets including goodwill were 13.9% of consolidated Total Assets compared to 12.2% at year-end 2025, due to the Orion acquisition.  September-end net IIA acquired from Orion were $3,557 as a result of one-month’s amortization combined with a weaker GBP at September-end compared to the August acquisition date. The remaining 2011 Femcare acquisition IIA were fully amortized in 1Q 2026, leaving only $6,769 in Femcare goodwill which won’t be amortized unless or until impaired per U.S. GAAP.  Excluding Orion, September 30, 2026 Net Intangible Assets (goodwill plus other intangible assets, less amortization) declined $604 from the end of 2025.

The net book value of WW consolidated USD PP&E increased $116 at September 30, 2026 from the end of 2025 due to the combination of period-ending changed FX rates, $500 in new fixed asset purchases, the addition of $280 in revalued Orion fixed assets and $638 in depreciation. UTMD’s Ireland subsidiary EUR-denominated assets and liabilities on September 30, 2026 were translated into USD at a foreign currency exchange (FX) rate 3.3% lower (weaker EUR relative to the USD) than the FX rate at the end of 2025. UTMD’s UK subsidiary GBP-denominated assets were translated into USD at an FX rate 1.3% lower (weaker GBP) than the FX rate at the end of 2025. UTMD’s Australia subsidiary AUD-denominated assets were translated into USD at an FX rate 4.2% higher (stronger AUD) than the FX rate at the end of 2025. UTMD’s Canada subsidiary CAD-denominated assets were translated into USD at an FX rate 3.5% lower (weaker CAD) than the FX rate at the end of 2025.

Working capital (Current Assets minus Current Liabilities) was $95,892 at September 30, 2026 compared to $95,144 at December 31, 2025. The period-ending comparison is one of apples and oranges, however, because of the large uses of cash and the need to rationalize Orion’s working capital acquired in 3Q 2026. Consolidated days in trade receivables at the end of 3Q 2026 were 41 compared to 35 at the end of 2025. Average inventory turns were 1.6 at the end of 3Q 2026 compared to 2.0 at the end of 2025.  In 4Q 2026, a large $24,259 use of cash for a tender offer will substantially reduce working capital. In any event, Management believes that UTMD’s working capital rationalization after the Orion acquisition will remain sufficient to meet normal operating needs, as well as providing a cushion for unpredictable short-term negative events, new capital expenditures and continued cash dividend payments to stockholders.

The long-term deferred tax liability (DTL) balance for Femcare IIA ($9,084 on the date of the 2011 Femcare acquisition by UTMD) was zero at September 30, 2026 compared to $114 at December 31, 2025, and $248 at September 30, 2025. Reduction of the DTL occurred as the book/tax difference of the Femcare IIA amortization was eliminated over the remaining 15-year useful life of the Femcare IIA (because the amortization expense was not tax deductible in the UK). In contrast, IIA amortization expense resulting from the August 2026 Orion acquisition will not generate a DTL because the amortization of Orion’s IIA is tax-deductible in the UK.

UTMD’s total debt ratio (Total Liabilities/ Total Assets) as of September 30, 2026 was 4%, with no long-term debt. UTMD’s total debt ratio as of December 31, 2025 was 3%, and as of September 30, 2025 was also 3%.  The increase was primarily due to higher current liabilities related to the Orion acquisition including cash withheld that is due the sellers.

The $5,959 increase in Total Liabilities and Stockholders’ Equity (same as the increase in Total Assets) at September 30, 2026 from December 31, 2025 was due to a $1,949 increase in Total Liabilities and a $4,010 increase in Stockholders’ Equity. The 9M 2026 $3,868 in stockholder dividends and share repurchases reduced Stockholders’ Equity, while the $8,077 in 9M 2026 Net Income increased Stockholders’ Equity. The remaining difference was due to FX rate changes in OUS balance sheet values and balance sheet adjustments due to the Orion acquisition.

l)Management's Outlook

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

Although UTMD’s 2026 plan remains unchanged, the timing of obtaining new sales activity from the above initiatives to replace lost sales has been slower than anticipated. Year 2026 total USD revenues are now expected to be 7%-8% lower than in 2025, with EPS close to $3.60/ share compared to $3.48/ share in 2025.

 m)Accounting Policy Changes

None

Forward-Looking Information.  This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by management based on information currently available.  When used in this document, the words “will”, “anticipate,” “believe,” “project,” “estimate,” “expect,” “intend” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company respecting future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties stated throughout the document.  Although the Company has attempted to identify important factors that could cause the actual results to differ materially, there may be other factors that cause the forward statement not to come true as anticipated, believed, projected, expected or intended.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those described herein as anticipated, believed, projected, estimated, expected or intended.  Financial estimates are subject to change and are not intended to be relied upon as predictions of future operating results, and the Company assumes no obligation to update or disclose revisions to those estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

UTMD has manufacturing and trading operations, including related assets, in the U.S. denominated in the U.S. Dollar (USD), in Ireland denominated in the Euro (EUR), in England denominated in the British Pound (GBP), in Australia denominated in the Australia Dollar (AUD), and in Canada denominated in the Canadian Dollar (CAD). The currencies are subject to exchange rate fluctuations that are beyond the control of UTMD.  The exchange rates were .8815, .8522 and .8523 EUR per USD as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively.  Exchange rates were .7538, .7438 and .7439 GBP per USD as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively.  Exchange rates were 1.4387, 1.4997 and 1.5122 AUD per USD on September 30, 2026, December 31, 2025, and September 30, 2025, respectively.  Exchange rates were 1.4212, 1.3715, and 1.3516 CAD per USD on September 30, 2026, December 31, 2025, and September 30, 2025, respectively. UTMD manages its foreign currency risk without separate hedging transactions by invoicing customers in the local currency where costs of production were incurred, by converting currencies as transactions occur and by optimizing global account structures through liquidity management accounts.

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

The following table details purchases by UTMD of its own securities during 3Q 2026.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (1)	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
07/01/26 – 07/31/26	-	-	N/A	N/A
08/01/26 – 08/31/26	4,000	70.67	N/A	N/A
09/01/26 – 09/30/26	6,000	69.35	N/A	N/A
Total	10,000	69.88	N/A	N/A

1)None of the shares were purchased as part of a specific publicly-announced plan and all were purchased on the open market.

2)The total number of shares repurchased in 2026 in the open market through November 10 was 13,403 at an average cost of $67.51/ share, less than 1% of prior year-end 2025 outstanding shares.

3)The 327,740 total number of shares repurchased as part of a tender offer at $75.00/ share, which expired on October 27, was $24,695 at an average cost of $75.36/ share including legal, administrative and SEC filing fees.  The tender offer reduced outstanding shares from the end of 3Q 2026 by about 10%.

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

UTAH MEDICAL PRODUCTS, INC.

REGISTRANT

Date:        11/13/26                             By:       /s/ Kevin L. Cornwell

    Kevin L. Cornwell

    CEO

Date:        11/13/26                              By:       /s/ Brian L. Koopman

    Brian L. Koopman

Principal Financial Officer